Form 10-Q
period 1997-06-30
ITC DELTACOM INC
filed 1997-08-14
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                 For the transition period from     to
                                                ----   ---

                   Commission file number
                                          --------------

                              ITC/\DELTACOM, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                             58-2301135
-------------------------------                        -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification Number)


206 West Ninth Street, West Point, GA                           31833
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (706) 645-8990
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes      No  X
                                        -----  -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                        Outstanding at August 13, 1997
                                        ------------------------------

Class A Common Stock at $.01 par value               0 Shares
Class B Common Stock at $.01 par value      15,000,000 Shares

                         PART I  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

     INTERSTATE FIBERNET, INC. (FORMERLY ITC TRANSMISSION SYSTEMS, INC.), ITC TRANSMISSION SYSTEMS II, INC., GULF STATES TRANSMISSION SYSTEMS, INC.,
          EASTERN TELECOM, INC. D.B.A. INTERQUEST, AND DELTACOM, INC.
           (REORGANIZED AS ITC/\DELTACOM, INC. AS OF JULY 25, 1997)


                            COMBINED BALANCE SHEETS
                   AS OF JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                                       June 30,                   December 31,
                                                                                         1997                         1996
                                                                                      ------------                ------------
                                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $  5,226,757                $  1,301,415
Restricted cash                                                                        154,818,839                           0
Accounts receivable:
 Customer, net allowance for uncollectible accounts of $1,134,038
  and $865,858 in 1997 and 1996, respectively                                           17,308,908                  11,029,037
 Affiliate                                                                                 178,360                   1,227,661
Inventory                                                                                  630,431                     543,447
Prepaid expenses                                                                         1,348,767                   1,191,287
Federal income tax refunds receivable from Parent                                          663,200                   2,546,534
Deferred income taxes                                                                      364,302                     525,660
                                                                                      ------------                ------------
        Total current assets                                                           180,539,564                  18,365,041
                                                                                      ------------                ------------
PROPERTY, PLANT AND EQUIPMENT, net                                                     115,852,080                  31,880,556
OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $2,644,458
 and $1,431,753 in 1997 and 1996, respectively                                          65,397,003                  55,517,575
Restricted cash                                                                         40,208,146                           0
Investments                                                                                  5,000                   7,424,797
Other long-term assets                                                                      13,928                      20,010
                                                                                      ------------                ------------
        Total assets                                                                  $402,015,721                $113,207,979
                                                                                      ============                ============

                                            LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable:
 Trade                                                                                $  7,130,290                 $  4,192,927
 Construction                                                                            3,664,666                      972,215
 Affiliate                                                                                       0                      658,990
Accrued interest expense payable to Parent                                               9,011,106                    5,830,716
Accrued compensation                                                                     1,391,633                    1,189,395
Unearned revenue                                                                         3,178,367                      762,829
Other accrued liabilities                                                                3,871,230                      983,270
Advances from Parent                                                                    79,886,220                            0
Current portion of long-term debt                                                       43,875,381                      290,140
Current portion of capital leases                                                          563,153                       69,471
                                                                                      ------------                 ------------
        Total current liabilities                                                      152,572,046                   14,949,953
                                                                                      ------------                 ------------

LONG-TERM LIABILITIES:
Advances from Parent                                                                             0                   74,227,827
Deferred income taxes                                                                    4,402,511                    3,918,140
Long-term debt                                                                         208,611,385                      640,112
Capital lease obligations                                                                2,979,207                      215,421
                                                                                      ------------                 ------------
        Total long-term liabilities                                                    215,993,103                   79,001,500
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDER'S EQUITY
 Common stock                                                                              150,826                          826
 Additional paid-in-capital                                                             40,814,227                   23,492,162
 Accumulated deficit                                                                    (7,514,481)                  (4,236,462)
                                                                                      ------------                 ------------
        Total stockholder's equity                                                      33,450,572                   19,256,526
                                                                                      ------------                 ------------
        Total liabilities and stockholder's equity                                    $402,015,721                 $113,207,979
                                                                                      ============                 ============

 The accompanying notes are an integral part of these combined balance sheets.

INTERSTATE FIBERNET, INC. (FORMERLY ITC TRANSMISSION SYSTEMS, INC.),
ITC TRANSMISSION SYSTEMS II, INC., GULF STATES TRANSMISSION SYSTEMS, INC., EASTERN TELECOM, INC. D.B.A. INTERQUEST, AND DELTACOM, INC.
(REORGANIZED AS ITC/\DELTACOM, INC. AS OF JULY 25, 1997)
COMBINED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                             Three Months Ended June 30,
                                                                            -----------------------------
                                                                               1997              1996
                                                                            -----------       -----------
                                                                                     (Unaudited)
  Operating revenues                                                        $27,942,483       $17,287,040
  Cost of services                                                           13,105,426         9,714,844
                                                                            -----------       -----------
  Gross margin                                                               14,837,057         7,572,196

  Operating expenses:
   Selling, operations, and administrative                                    9,072,480         5,190,006
   Depreciation and amortization                                              4,430,543         1,635,595
                                                                            -----------       -----------
                                                                             13,503,023         6,825,601
                                                                            -----------       -----------

  Operating income                                                            1,334,034           746,595
                                                                            -----------       -----------
  Other income (expense):
   Equity in losses of unconsolidated subsidiary                                      0          (493,643)
   Interest expense, net                                                     (4,892,979)       (1,643,883)
   Interest and other income                                                    839,021            74,185
                                                                            -----------       -----------
                                                                             (4,053,958)       (2,063,341)
                                                                            -----------       -----------

  Loss before income taxes                                                   (2,719,924)       (1,316,746)
  Income tax benefit                                                            741,338           370,334
                                                                            -----------       -----------
  Loss before preacquisition loss and extraordinary item                     (1,978,586)         (946,412)
  Preacquisition loss                                                                 -                 -
                                                                            -----------       -----------
  Loss before extraordinary item                                             (1,978,586)         (946,412)
  Extraordinary item -- loss on extinguishment
   of debt (less related income tax benefits)                                         -                 -
                                                                            -----------       -----------
  Net loss                                                                  $(1,978,586)      $  (946,412)
                                                                            ===========       ===========

   The accompanying notes are an integral part of these combined statements.

  INTERSTATE FIBERNET, INC. (FORMERLY ITC TRANSMISSION SYSTEMS, INC.),
  ITC TRANSMISSION SYSTEMS II, INC., GULF STATES TRANSMISSION SYSTEMS, INC., EASTERN TELECOM, INC. D.B.A. INTERQUEST, AND DELTACOM, INC.
  (REORGANIZED AS ITC/\DELTACOM, INC. AS OF JULY 25, 1997)
  COMBINED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                             Six Months Ended June 30,
                                                                           -----------------------------
                                                                              1997               1996
                                                                           -----------       -----------
                                                                                    (Unaudited)

  Operating revenues                                                       $53,365,061       $28,574,799
  Cost of services                                                          25,302,747        16,129,463
                                                                           -----------       -----------
  Gross margin                                                              28,062,314        12,445,336
  Operating expenses:
   Selling, operations, and administrative                                  16,961,324         8,206,621
   Depreciation and amortization                                             8,273,232         2,832,017
                                                                           -----------       -----------
                                                                            25,234,556        11,038,638
                                                                           -----------       -----------
  Operating income                                                           2,827,758         1,406,698
                                                                           -----------       -----------
  Other income (expense):
   Equity in losses of unconsolidated subsidiary                                    --        (1,088,404)
   Interest expense, net                                                    (7,561,591)       (2,762,757)
   Interest and other income                                                   883,388           107,216
                                                                           -----------       -----------
                                                                            (6,678,203)       (3,743,945)
                                                                           -----------       -----------

  Loss before income taxes                                                  (3,850,445)       (2,337,247)
  Income tax benefit                                                         1,005,809           671,467
                                                                           -----------       -----------
  Loss before preacquisition loss and extraordinary item                   $(2,844,636)      $(1,665,780)
  Preacquisition loss                                                           74,132                --
                                                                           -----------       -----------
  Loss before extraordinary item                                            (2,770,504)       (1,665,780)
  Extraordinary item -- loss on extinguishment
   of debt (less related income tax benefits of $311,057)                     (507,515)               --
                                                                           -----------       -----------
  Net loss                                                                 $(3,278,019)      $(1,665,780)
                                                                           ===========       ===========

   The accompanying notes are an integral part of these combined statements.

INTERSTATE FIBERNET, INC. (FORMERLY ITC TRANSMISSION SYSTEMS, INC.),
ITC TRANSMISSION SYSTEMS II, INC., GULF STATES TRANSMISSION SYSTEMS, INC., EASTERN TELECOM, INC. D.B.A. INTERQUEST, AND DELTACOM, INC.
(REORGANIZED AS ITC/\DELTACOM, INC. AS OF JULY 25, 1997)
COMBINED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           Six Months Ended June 30,
                                                                         ----------------------------
                                                                             1997           1996
                                                                         -------------  -------------
                                                                                 (Unaudited)
Cash flows from operating activities:
 Net loss                                                                $ (3,278,019)  $ (1,665,780)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
   Depreciation and amortization                                            8,334,065      2,832,017
   Deferred income taxes                                                      104,330              -
   Equity in losses of unconsolidated subsidiary                                    -      1,088,404
   Preacquisition losses                                                      (74,132)             -
   Extraordinary item--loss on extinguishment of
    debt, net of related income tax benefit                                   507,515              -
   Other                                                                       73,369         13,265
 Changes in current operating assets and liabilities:
   Accounts receivable, net                                                (3,055,995)    (2,110,448)
   Inventory                                                                  (86,984)      (228,299)
   Prepaid expenses                                                          (101,682)      (536,620)
   Income tax refunds receivable from Parent                                 (663,200)             -
   Accounts payable                                                          (505,512)     1,616,103
   Accrued interest                                                         3,180,390      2,650,325
   Unearned revenue                                                         2,415,538        388,927
   Accrued compensation and other accrued liabilities                       2,563,342     (1,505,644)
   Other, net                                                                  (3,246)       (93,552)
                                                                         ------------   ------------
 Total adjustments                                                         12,687,798      4,114,478
                                                                         ------------   ------------
       Net cash provided by operating activities                            9,409,779      2,448,698
                                                                         ------------   ------------
Cash flows from investing activities:
 Capital expenditures                                                     (14,069,380)    (1,855,798)
 Change in accrued construction costs                                       1,711,909       (424,115)
 Purchase of investments                                                            -       (394,923)
 Investment in Gulf States FiberNet                                                 -       (501,595)
 Purchase of DeltaCom, net of cash received                                         -    (63,534,092)
 Purchase of Gulf States FiberNet, net of cash received                       574,600              -
                                                                         ------------   ------------
       Net cash used in investing activities                              (11,782,871)   (66,710,523)
                                                                         ------------   ------------
Cash flows from financing activities:
 Proceeds from issuance of Senior Notes, net of issuance costs            194,250,000              -
 Proceeds from issuance of other long-term debt, net of issuance costs     41,095,061              -
 Repayment of other long-term debt                                        (41,562,500)   (10,327,884)
 Proceeds from advance from Parent                                          8,243,990     74,741,047
 Repayment of advance from Parent                                             (48,329)    (1,194,806)
 Proceeds from issuance of common stock                                       150,000              -
 Capital contributions from Parent, net                                      (624,465)     1,810,412
 Repayment of capital lease obligations                                      (184,420)        (6,000)
 Proceeds from note receivable                                                  6,082              -
                                                                         ------------   ------------
       Net cash provided by financing activities                          201,325,419     65,022,769
                                                                         ------------   ------------
Increase in cash and cash equivalents                                     198,952,327        760,944
Cash and cash equivalents at beginning of period                            1,301,415        656,096
                                                                         ------------   ------------
Cash and cash equivalents at end of period                               $200,253,742   $  1,417,040
                                                                         ============   ============

   The accompanying notes are an integral part of these combined statements.

INTERSTATE FIBERNET, INC. (FORMERLY ITC TRANSMISSION SYSTEMS, INC.),
ITC TRANSMISSION SYSTEMS II, INC., GULF STATES TRANSMISSION SYSTEMS, INC., EASTERN TELECOM, INC. D.B.A. INTERQUEST, AND DELTACOM, INC.
(REORGANIZED AS ITC/\DELTACOM, INC. AS OF JULY 25, 1997)
COMBINED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW DISCLOSURES:
                                                            Six Months Ended June 30,
                                                               1997           1996
                                                          --------------  -------------
Cash paid for interest                                      $ 1,034,980      $1,217,972
                                                            ===========      ==========
Cash paid for income taxes, net of refunds received         $  (621,319)     $  362,764
                                                            ===========      ==========
NONCASH TRANSACTIONS:

Equity portion of acquisition of DeltaCom                   $         0      $6,000,000
                                                            ===========      ==========
Equity portion of acquisition of 64% interest
  in Gulf States FiberNet and Georgia Fiber Assets          $17,896,665      $        0
                                                            ===========      ==========
Assumption of long-term debt related to acquisition of
  Georgia Fiber Assets                                      $ 9,964,091      $        0
                                                            ===========      ==========
Offset of advances to Parent as a reduction to related
  advances from Parent                                      $ 2,546,534      $        0
                                                            ===========      ==========
Accrued debt issuance costs related to Notes                $   289,220      $        0
                                                            ===========      ==========



   The accompanying notes are an integral part of these combined statements.

     INTERSTATE FIBERNET, INC. (FORMERLY ITC TRANSMISSION SYSTEMS, INC.), ITC TRANSMISSION SYSTEMS II, INC., GULF STATES TRANSMISSION SYSTEMS, INC.,
          EASTERN TELECOM, INC. D.B.A. INTERQUEST, AND DELTACOM, INC.
           (REORGANIZED AS ITC/\DELTACOM, INC. AS OF JULY 25, 1997)

                    NOTES TO COMBINED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

     ORGANIZATION

     ITC/\DeltaCom, Inc. (the "Company"), was incorporated on March 24,
1997 under the laws of the State of Delaware, as a wholly-owned subsidiary of ITC Holding Company, Inc. ("ITC Holding" or "Parent"), to acquire and operate the following wholly owned subsidiaries of ITC Holding: Interstate FiberNet, Inc. (formerly ITC Transmission Systems, Inc. ) ("FiberNet"), ITC Transmission Systems II, Inc. ("Transmission II"), Gulf States Transmission Systems, Inc. ("GSTS"), Eastern Telecom, Inc. (d.b.a. InterQuest) ("InterQuest") and DeltaCom, Inc. ("DeltaCom"). On July 25, 1997, upon receipt of certain regulatory approvals and certain other consents, ITC Holding completed the reorganization of such subsidiaries (the "Reorganization"), as follows:

     .  InterQuest and Transmission II were merged with and into FiberNet.
     . ITC Holding contributed to the Company all of the issued and outstanding capital stock of FiberNet, DeltaCom and GSTS.
     . The Company contributed to FiberNet all of the outstanding capital stock of DeltaCom and GSTS.

As a result of the Reorganization, the Company became the sole stockholder of FiberNet and FiberNet became the sole stockholder of each of GSTS and DeltaCom. In connection with the Reorganization, approximately $31.0 million of Company indebtedness to ITC Holding associated with the acquisition of DeltaCom was forgiven by ITC Holding and contributed to the Company as additional equity.

     NATURE OF BUSINESS

     The Company provides retail long distance services to mid-sized and major regional businesses in the southern United States and is a leading regional provider of wholesale long-haul services to other telecommunications companies using the Company's owned, operated and managed fiber optic network (the "Carriers' Carrier Services"). The Company intends to become a leading regional provider of integrated telecommunications services to mid-sized and major regional businesses in the southern United States by offering such customers a broad range of telecommunications services, including local exchange and long distance data and voice, Internet and operator services and the sale and servicing of customer premise equipment (collectively, the "Retail Services") in a single package tailored to the business customer's specific needs.

     BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. The financial statements should be read in conjunction with the combined financial statements and related footnotes included in the Company's Registration Statement on Form S-4, as filed with the SEC on July 16, 1997 (File No. 333-31361) (the "Registration Statement") with respect to the Exchange Offer (as described in Note 2, below), which has not yet been declared effective.

     The comparability of the three-month and six-month periods ended June 30, 1997 and June 30, 1996 has been affected by the acquisition of DeltaCom on January 29, 1996 (the "DeltaCom Acquisition") and the Gulf States Acquisition (as defined in Note 2, below.) The financial statements for the three and six months ended

June 30, 1996 include the results of operations for DeltaCom since its acquisition on January 29, 1996, and do not reflect the results of operations for DeltaCom from January 1 up to the date of acquisition. For the three and six months ended June 30, 1996, the Company's 36% interest in GSTS's results of operations is reflected using the equity method. Due to the Gulf States Acquisition (as defined in Note 2, below) on March 27, 1997, the financial statements for the three and six months ended June 30, 1997 reflects the total revenues and expenses from January 1, 1997, attributable to Gulf States FiberNet and the Georgia Fiber Assets, with the preacquisition losses attributable to SCANA from January 1, 1997 deducted to determine combined net loss.

2. ACQUISITION OF MAJORITY INTEREST OF GULF STATES FIBERNET AND GEORGIA FIBER ASSETS

     In August 1994, ITC Holding and SCANA Communications, Inc. ("SCANA") formed a partnership, Gulf States FiberNet, to construct and operate a fiber optic route primarily between Atlanta, Georgia and Shreveport, Louisiana with several supplemental spur routes. On March 27, 1997, ITC Holding acquired SCANA's 64% partnership interest in Gulf States FiberNet and certain assets (the "Georgia Fiber Assets"), including one customer contract representing $3.5 million in annual revenues through August 2001, the term of the contract (the "Gulf States Acquisition"). Following the Gulf States Acquisition, ITC Holding contributed the remaining 64% partnership interest in Gulf States FiberNet to GSTS and the Georgia Fiber Assets to FiberNet. The aggregate consideration paid by ITC Holding in the Gulf States Acquisition was approximately $27.9 million, of which $10.0 million consisted of an unsecured purchase money note, which was assumed by FiberNet, and $17.9 million consisted of ITC Holding preferred stock. If the Gulf States FiberNet business achieves a specified performance target for 1997, SCANA will be entitled to receive additional ITC Holding preferred stock.

3.   OFFERING OF 11% SENIOR NOTES

     On June 3, 1997, the Company completed the sale of $200 million principal amount of 11% Senior Notes due 2007 (the "Notes") in a private offering. Under the Indenture pursuant to which the Notes were issued (the "Indenture"), the net proceeds to the Company from the sale of the Notes (approximately $194.3 million), were held by the Notes trustee and invested in U.S. government securities pending consummation of the Reorganization. See Note 1, above. Upon consummation of the Reorganization on July 25, 1997, approximately $62.7 million of such net proceeds were reinvested in U.S. government securities and are being held by the Notes trustee in a pledged account as security for and to fund the first six scheduled interest payments on the Notes, including .5% per annum in the event the Exchange Offer (as defined below) is not consummated or a shelf registration statement with respect to the Notes is not effective prior to December 3, 1997. The balance of such net proceeds, approximately $131.6 million, was released to the Company, a portion of which was applied on July 25, 1997 as follows: (i) repayment of approximately $57.8 million of indebtedness to ITC Holding (including approximately $9.5 million of accrued interest) associated with the DeltaCom Acquisition and advances used by the Company for capital expenditures; and (ii) repayment of approximately $41.6 million of indebtedness to NationsBank, N.A. incurred to refinance an existing project facility (the "Bridge Facility"). The Company intends to use the remaining approximately $32.2 million of such net proceeds (i) to fund market expansion activities of the Company's telecommunications business, including development and construction costs of the Company's fiber optic network and its regional sales offices; and (ii) for additional working capital and other general corporate purposes, including the funding of cash flow deficits (after capital expenditures). Pending such uses, the Company has invested such amounts in U.S. government securities.

     Under the Indenture, the Company is obligated to use its best efforts to consummate an exchange offer (the "Exchange Offer") pursuant to an effective registration statement under the Securities Act or cause resales of the Notes to be registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to an effective shelf registration statement. If one of such events does not occur prior to December 3, 1997, the interest rate on the Notes will increase by .5% per annum until the consummation of the Exchange Offer or the effectiveness of such shelf registration statement. The securities to be exchanged for the Notes in the Exchange Offer will have the same terms as the Notes, but generally will not be subject to restrictions on transferability imposed under applicable securities laws. On July 16, 1997, the Company filed the Registration Statement with respect to the Exchange Offer, which has not yet been declared effective. See Note 1.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations at June 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                              June 30,     December 31,
                                                                1997          1996

11% Senior Notes Due 2007                                     $200,000         $     0

Advances from ITC Holding, paid or                              79,886          74,228
forgiven on July 25, 1997

$41.6 million bridge facility, interest payable at Libor
plus 2.25% (8.25% at June 30, 1997), paid in full on
July 25, 1997                                                   41,600               0

$10.0 million term facility, interest payable at 11%
Maturing on March 31, 2002                                       9,964               0

Capital lease obligations at varying interest rates,
Maturing through June 2006                                       3,542             285

Other                                                              923             930
                                                              --------         -------
Total Long-term debt and capital leases                        335,915          75,443
Less current maturities                                        (44,439)           (360)
                                                              --------         -------

Total                                                         $291,476         $75,083
                                                              ========         =======

     In May 1997, FiberNet entered into a commitment letter with NationsBank, N.A. for a five-year term and revolving credit facility of up to $100 million (the "Credit Facility"), to be used for working capital and other corporate purposes, including capital expenditures and permitted acquisitions. The Credit Facility is expected to consist of a $50 million multi-draw term facility and a $50 million revolving credit facility, and will contain restrictions on the Company and its subsidiaries and require the Company to comply with certain financial tests and to maintain certain financial ratios.


5.   COMMITMENTS AND CONTINGENCIES

     At June 30, 1997, the Company had entered into agreements with vendors to purchase approximately $11.5 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report. The Company has included EBITDA data in the following analysis because it is a measure commonly used in the industry. EBITDA represents earnings before extraordinary item, net interest, preacquisition loss, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies. Unless otherwise indicated, dollar amounts have been rounded to the nearest hundred thousand.

OVERVIEW

     Company Background. ITC/\ DeltaCom was incorporated in March 1997 as a wholly owned subsidiary of ITC Holding to acquire and operate ITC Holding's Retail Services and Carriers' Carrier Services businesses.

     ITC Holding has provided operator and directory assistance services since March 1992 through InterQuest. Carriers' Carrier Services have been offered since late 1992 through Interstate FiberNet, a partnership originally formed by ITC Holding (with a 49% interest) and SCANA (with a 51% interest). In August 1994, ITC Holding acquired SCANA's interest in Interstate FiberNet. Also in August 1994, ITC Holding formed a second partnership with SCANA, Gulf States FiberNet, to construct and operate a fiber optic route primarily between Atlanta, Georgia and Shreveport, Louisiana with several supplemental spur routes. In the Gulf States Acquisition, ITC Holding acquired SCANA's 64% partnership interest in Gulf States FiberNet and the Georgia Fiber Assets, which included one customer contract representing $3.5 million in annual revenues through August 2001, the term of the contract. Members of the Company's management have been managing the businesses of both Interstate FiberNet and Gulf States FiberNet since their inception. In 1995, the Company began offering SS7 services to its Carriers' Carrier customers.

     In January 1996, as a result of the DeltaCom Acquisition, ITC Holding entered the retail long distance business and acquired several fiber optic routes within the state of Alabama that complemented the existing networks operated by Interstate FiberNet and Gulf States FiberNet. DeltaCom, a provider of telecommunications services since its inception in 1982, provides long distance services to mid-sized businesses primarily in the state of Alabama.

     The aggregate consideration paid by ITC Holding in the DeltaCom Acquisition was approximately $71.4 million, consisting of approximately $65.4 million in cash and $6.0 million of ITC Holding common stock. Concurrently with its acquisition of DeltaCom, ITC Holding advanced $8.6 million to DeltaCom to repay DeltaCom's outstanding debt. The DeltaCom Acquisition has been accounted for under the purchase method. To finance the DeltaCom Acquisition and to refinance DeltaCom's existing debt, ITC Holding incurred approximately $74.0 million of indebtedness, which was pushed down to DeltaCom (the "DeltaCom
Indebtedness").

     The aggregate consideration paid by ITC Holding in the Gulf States Acquisition was approximately $27.9 million, consisting of a $10.0 million note, which was assumed by FiberNet and $17.9 million of ITC Holding preferred stock. Under an earn-out provision, SCANA will be entitled to receive additional preferred stock of ITC Holding if the Gulf States FiberNet business achieves a specified performance target for 1997. The Company accounted for the Gulf States Acquisition under the purchase method. Of the purchase price, approximately $17.0 million was allocated to the Gulf States FiberNet partnership interest and $10.9 million was allocated to the Georgia Fiber Assets.

     In connection with the Reorganization, approximately $31.0 million of the DeltaCom Indebtedness was forgiven by ITC Holding and contributed to the Company as additional equity. Following the Reorganization, the Company repaid the remaining $43.0 million of the DeltaCom Indebtedness, accrued interest on all $74.0 million of such indebtedness and the $41.6 million of indebtedness outstanding under the Bridge Facility and accrued interest thereon. See "-- Liquidity and Capital Resources."

     Revenues. The Company derives revenues primarily from two business segments: (i) Retail Services, which encompass the retail sale of long distance, data, Internet services and the sale and installation of customer premise equipment to mid-sized and major regional business customers and certain switched services telecommunications companies, and (ii) Carriers' Carrier Services, which encompass the sale of long-haul private line services on a wholesale basis to other telecommunications companies, using the Company's owned and managed fiber optic network.

     The Company currently offers a wide range of Retail Services, including retail long distance services such as traditional switched and dedicated long distance, 800/888 calling, calling card and operator services, ATM and frame relay, high capacity broadband private line, as well as Internet, Intranet and Web page hosting and development services, and customer premise equipment installation and repair. Since January 1996, the Company has expanded its retail long distance operations into the following markets: Pensacola, Florida; Atlanta, Georgia; Charlotte, North Carolina; Greenville, South Carolina; and New Orleans and Baton Rouge, Louisiana. As of June 30, 1997, the Company provided Retail Services to over 6,600 business customers and approximately 7,100 residential customers. Such residential customers represented less than 5% of the Company's revenues for the year ended 1996 and the six months ended June 30, 1997.

     In July 1997, the Company began offering local services in Birmingham, Alabama and Montgomery, Alabama. The Company expects to offer local exchange services as part of its Retail Services in a total of six to nine markets (including Birmingham and Montgomery) during the second half of 1997 by reselling the services of incumbent local exchange carriers and by using its own local switching facilities. In connection with offering local exchange services, the Company has entered into the Interconnection Agreement with BellSouth to (i) resell BellSouth's local exchange services and (ii) interconnect the Company's network with BellSouth's network for the purpose of gaining access to unbundled network elements. This agreement will allow the Company to enter new markets with minimal capital expenditures and to offer local exchange service to its current customer base.

     As the Company begins to offer local service on a facilities rather than resale basis, it will begin to sell switched access and termination services to carriers terminating calls to its local end user customers, and originating switched access to long distance companies where the end users choose a carrier other than the Company for that service. Certain incumbent local exchange companies, including BellSouth, have taken the position that when a carrier seeking to provide local service obtains all necessary elements (loops and switches) from the incumbent local exchange carrier in a combined form, the incumbent local exchange carrier retains the right to receive the access revenues associated with service to the customers served on that basis. Although a recent Eighth Circuit Court of Appeals decision appears to reject this position, further legal challenges are likely and important issues related to this form of interconnection remain open.

     The Company provides Carriers' Carrier Services using its owned and managed fiber optic network, which reaches over 60 POPs in ten southern states
(Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas). Of the network's approximately 5,000 route miles, approximately 2,100 are Company-owned and operated and approximately 2,900 are owned and operated by three public utilities, Duke
Power Company, Florida Power & Light Company and Entergy Technology Company, with which the Company has marketing and management arrangements. The Company's arrangement with Entergy is exclusive. In addition, the Company has a buy-sell agreement with Carolinas Fibernet, LLC, which manages fiber optic facilities in North Carolina and South Carolina. This agreement enables the parties to buy and sell capacity on each other's networks and allows the Company to provide customers with access to POPs throughout those states. The Company expects to add approximately 1,200 owned and operated route miles to its fiber network by the end of 1997 through construction or long-term dark fiber leases. To the extent that the Company elects to expand its network through long-term leases in lieu of construction, the Company expects such leases to have a negative effect on EBITDA; however, the Company expects any such expansion of its network would provide opportunities to generate additional revenues.

     The Company derives commission revenues from the marketing, sale and management of capacity on the utility-owned portions of the Company's network. Negligible incremental costs are associated with these commissions, because the Company uses the same marketing and sales force in servicing the utility-owned portions of the network as it does for the portions owned by the Company. In 1996, the Company's commission revenues from these arrangements amounted to approximately $170,000 because, although the utility-owned portions owned by Duke Power Company began generating revenues in late 1995, the portions owned by Florida Power & Light Company and Entergy Technology Company began generating revenues in late 1996. For the six months ended June 30, 1997, the Company's commission revenues from these arrangements amounted to approximately
$451,000. The Company expects commissions associated with the utility-owned portions of the network, which will become fully operational in the current year, to continue to increase in 1997.

     The Company provides long-haul services to its carrier customers on a "take or pay" long-term basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the "take or pay" or individual circuit contract. As of June 30, 1997, on a pro forma basis, the Company had remaining future long-term contract commitments totaling approximately $75.8 million. These contracts expire on various dates through 2006 and are expected to generate approximately $56.0 million in revenues to the Company through 2001. No single Carriers' Carrier Services customer or Retail Services customer represented over 10% of the Company's total revenues for the six months ended June 30, 1997.

     The customer contracts for Retail Services generally provide for payment in arrears based on minutes of use for switched services and payment in advance for private line services. The contracts generally also provide that the customer may terminate the affected services without penalty in the event of certain outages in service, and for certain other defined causes. To date, no customers have terminated any services under these provisions. The contracts also typically provide that the customer must use at least a minimum dollar amount of switched long distance services per month for the term of the contract. During the past several years, market prices for many telecommunications services segments have been declining, which the Company believes will likely continue. In response to these and other competitive pressures, the Company recently modified certain of its retail contracts to extend to certain customers lower rates over longer terms as a means of maintaining and developing the Company's customer base. In the future, in response to competitive considerations, the Company may decide to modify certain other retail customer contracts in a similar manner, emphasizing lower pricing and longer commitment periods. A substantial portion of the Company's total revenues are from retail long distance services. Revenue per minute from such services has been declining and is expected to continue to decline. This decline will have a negative effect on the Company's gross margin which may not be offset completely by savings from decreases in the Company's cost of services.

     Operating Expenses. The Company's principal operating expenses consist of cost of services, selling, operations and administration expenses, and depreciation and amortization. Cost of services related to Retail Services consists primarily of access charges and local facility charges paid to local exchange carriers, as well as wholesale carrier origination, termination and interexchange facility charges paid to other interexchange carriers. Cost of services related to Carriers' Carrier Services are substantially all fixed costs attributable to (i) the leasing of dark fiber under long-term operating leases,
(ii) the leasing of capacity outside the Company's owned or managed network (off-net capacity) to meet customer requirements, (iii) labor associated with operator services and (iv) network costs associated with the provision of SS7 services. The Company purchases off-net capacity to fill additional requirements of a contract which are otherwise substantially met on the Company's network or to meet contract requirements in cases where the Company plans to construct its own network to replace the off-net portion. Selling, operations and administration expenses consist of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment and amortization of goodwill and other intangible assets related to acquisitions, primarily the DeltaCom Acquisition.

     As the Company continues to expand into new geographic markets, add new sales offices and facilities and enlarge its current product offerings to include local telephone and other services, cost of services and selling, operations and administration expenses are expected to increase substantially. Therefore, the Company expects to incur increasing operating losses over the next few years. Although the Company anticipates that it will continue to generate positive cash flow from operations, it expects that such cash flows will be more than offset by capital expenditures during the next several years as it implements its business plan. The Company also expects that the addition of local service to its bundle of telecommunications services will have an adverse impact on its gross margin, because the gross margin on the resale of local services through incumbent local exchange carrier facilities will be lower than the gross margin on the Company's existing businesses. As the Company increasingly uses incumbent local exchange carrier unbundled network elements instead of resold services, the Company expects gross margin on local service to improve. Such improvement is expected to result from reduced access charges and efficiencies realized through increased reliance on the Company's owned network. Such improved margins, however, could be offset by competitive market pressures to reduce prices for Retail Services, as discussed above. There can be no assurance that growth in the Company's revenues or customer base will continue or that the Company will be able to achieve or sustain profitability or positive net cash flows.

HISTORICAL RESULTS OF OPERATIONS

     The following tables set forth certain historical data for the three and six month periods ended June 30, 1997 and the three and six month periods ended June 30, 1996 for the Carriers' Carrier Services business and the Retail Services business.

                                                           CARRIERS' CARRIER SERVICES
                                ---------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                                -------------------------------------                 ---------------------------------------
                                   1997      %           1996      %                      1997      %           1996       %
                                ----------  ---       ----------  ---                 -----------  ---       ----------   ---
Revenues                        $7,560,592  100%      $1,471,962  100%                $13,444,647   100%      $2,724,874  100%
Cost of Services                   870,663   12%         652,927   44%                  1,774,736    13%       1,126,438   41%
                                ----------  ---       ----------  ---                 -----------   ---       ----------  ---

Gross Margin                     6,689,929   88%         819,035   56%                 11,669,911    87%       1,598,436   59%
                                ----------  ---       ----------  ---                 -----------   ---       ----------  ---

Operating Expenses:
  Selling, operations
    and administrative           2,066,449   27%         392,226   27%                  3,790,864    28%         851,662   31%
  Depreciation and
    amortization                 2,959,950   39%         385,331   26%                  5,315,500    40%         759,366   28%
                                ----------  ---       ----------  ---                 -----------   ---       ----------  ---

Total operating expenses         5,026,399   66%         777,557   53%                  9,106,364    68%       1,611,028   59%
                                ----------  ---       ----------  ---                 -----------   ---       ----------  ---

Operating income (loss)         $1,663,530   22%      $   41,478    3%                $ 2,563,547    19%        ($12,592)   0%
                                ==========  ===       ==========  ===                 ===========   ===       ==========  ===


                                                                     RETAIL SERVICES
                                ------------------------------------------------------------------------------------------------
                                     THREE MONTHS ENDED JUNE 30,                             SIX MONTHS ENDED JUNE 30,
                                ---------------------------------------                 ----------------------------------------
                                   1997       %           1996       %                      1997      %            1996       %
                                -----------  ---       -----------  ---                 -----------  ---        -----------  ---
Revenues                        $20,381,891  100%      $15,815,078  100%                $39,920,414   100%      $25,849,925  100%
Cost of Services                 12,234,763   60%        9,061,917   57%                 23,528,011    59%       15,003,025   58%
                                -----------  ---       -----------  ---                 -----------   ---       -----------  ---

Gross Margin                      8,147,128   40%        6,753,161   43%                 16,392,403    41%       10,846,900   42%
                                -----------  ---       -----------  ---                 -----------   ---       -----------  ---

Operating Expenses:
  Selling, operations
    and administrative            7,006,031   34%        4,797,780   30%                 13,170,460    33%       7,354,959    28%
  Depreciation and
    amortization                  1,470,593    7%        1,250,264    8%                  2,957,732     7%        2,072,651    8%
                                -----------  ---       -----------  ---                 -----------   ---       -----------  ---

Total operating expenses          8,476,624   42%        6,048,044   38%                 16,128,192    40%        9,427,610   36%
                                -----------  ---       -----------  ---                 -----------   ---       -----------  ---

Operating income (loss)           ($329,496)  (2)%     $   705,117    4%                $   264,211     1%      $ 1,419,290    5%
                                ===========  ===       ===========  ===                 ===========   ===       ===========  ===

     The comparability of the three-month and six-month periods ended June 30, 1997 and 1996 has been affected by the DeltaCom Acquisition and the Gulf States Acquisition. The financial statements for the three months and the six months ended June 30, 1996 include the results of operations for DeltaCom since its acquisition on January 29, 1996, and do not reflect the results of operations for DeltaCom from January 1 up to the date of acquisition. For the six months ended June 30, 1996, the Company's 36% interest in Gulf States FiberNet's results of operations is reflected using the equity method. Due to the Gulf States Acquisition on March 27, 1997, the three and six months ended June 30, 1997 reflects the total revenues and expenses from January 1, 1997 attributable to Gulf States FiberNet and the Georgia Fiber Assets, with the preacquisition losses attributable to SCANA from January 1, 1997 deducted to determine combined net loss.ex

REVENUES

     Total revenue was $27.9 million for the three months ended June 30, 1997 compared to $17.3 million for the three months ended June 30, 1996. Of the $10.6 million (62%) increase, $4.6 million was attributable to additional revenues generated by Retail Services. Revenues attributable to long distance services increased $3.9 million, sales of customer premises equipment increased $.3 million and Internet sales and services (which were introduced during the second half of 1996) contributed $.4 million for the three months ended June 30, 1997. Revenues from Carriers' Carrier Services increased to $7.6 million for the three months ended June 30, 1997 from $1.5 million for the three months ended June 30, 1996. Of the $6.1 million increase, $4.7 million was attributable to revenues generated during the three months ended June 30, 1997 by Gulf States FiberNet and $.9 million was attributable to revenue from the Georgia Fiber Assets , as a result of the Gulf States Acquisition on March 27, 1997. The remaining $.5 million of the increase was attributable to growth in SS7 services, managed network services and increased demand for Carriers' Carrier Services.

     Total revenue for the six months ended June 30, 1997 was $53.4 million, an increase of $24.8 million (87%) from $28.6 million for the six months ended June 30, 1996. Revenues from Retail Services increased $14.1 million from $25.8 million for the six months ended June 30, 1996 to $39.9 million for the six months ended June 30, 1997. Results for the six months ended June 30, 1996 reflect only five months of Retail Services revenues because the DeltaCom Acquisition occurred on January 29, 1996. Revenues from Carriers' Carrier Services increased from $2.7 million for the six months ended June 30, 1996 to $13.4 million for the six months ended June 30, 1997. Of the $10.7 million increase, $8.8 million was attributable to revenues generated during the six months ended June 30, 1997 by Gulf States FiberNet. Excluding revenues attributable to Gulf States FiberNet Carriers' Carrier Services increased $1.9 million, of which $.9 million was attributable to revenue from the Georgia Fiber Assets acquired March 27, 1997.

Cost of Services

     Total cost of services increased to $13.1 million for the three months ended June 30, 1997 from $9.7 million for the three months ended June 30, 1996. Cost of services for Retail Services' operations increased $3.1 million for the three months ended June 30, 1997 to $12.2 million compared to $9.1 million for the three months ended June 30, 1996. Cost of services for Retail Services' operations as a percentage of revenue increased to 60% for the three months ended June 30, 1997 compared to 57% for the three months ended June 30, 1996. This increase was attributable to the cost of new facilities in order to service expanded retail markets, and the impact of increased minutes of usage at lower prices per minute. Cost of services attributable to Carriers' Carrier Services increased $.2 million from $.7 million for the three months ended June 30, 1996 to $.9 million for the three months ended June 30, 1997. Cost of services for Carriers' Carrier Services as a percentage of revenue decreased to 12% for the three months ended June 30, 1997 compared to 44% for the three months ended June 30, 1996.

     Total cost of services increased $9.2 million to $25.3 for the six months ended June 30, 1997 from $16.1 million for the six months ended June 30, 1996. Cost of services for Retail Services operations increased $8.5 million to $23.5 million for the six months ended June 30, 1997 from $15.0 million for the six months ended June 30, 1996, which reflect only five months of cost of services attributable to Retail Services operations because the DeltaCom Acquisition occurred on January 29, 1996. Cost of services for Retail Services' operations as a percentage of revenue increased to 59% for the six months ended June 30, 1997 compared to 58% for the six months ended June 30, 1996. Cost of services attributable to Carriers' Carrier Services increased $.7 million from $1.1 million for the six months ended June 30, 1996 to $1.8 million for the six months ended June 30, 1997. Cost of services for Carriers' Carrier Services as a percentage of revenue decreased to 13% for the six months ended June 30, 1997 compared to 41% for the three months ended June 30, 1996.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased from $5.2 million for the three months ended June 30, 1996 to $9.1 million for the three months ended June 30, 1997. Selling, operations and administration expense attributable to Retail Services increased $2.2 million from $4.8 million (30% as a percentage of revenue) for the three months ended June 30, 1996 to $7.0 million (34% as a percentage of revenue) for the three months ended June 30, 1997. This increase resulted from employment of additional sales, information services and provisioning personnel directly related to the Company's geographical market and product expansion as the Company prepared to offer local service. Selling, operations and administration expense attributable to Carriers' Carrier Services increased from $.4 million for the three months ended June 30, 1996 to $2.1 million for the three months ended June 30, 1997, and remained constant at 27% as a percentage of revenue. $.9 million of the $1.7 million increase was attributable to the acquisition of Gulf States FiberNet. The remaining $.8 million of this increase was attributable to increased costs of administrative personnel employed to support expansion of the business.

     Total selling, operations and administration expense increased $8.8 million from $8.2 million (29% as a percentage of revenue) for the six months ended June 30, 1996 to $17.0 million (32% as a percentage of revenue) for the six months ended June 30, 1997. Selling, operations and administration expense attributable to Retail Services increased $5.8 million from $7.4 million for the six months ended June 30, 1996 to $13.2 million for the six months ended June 30, 1997, an increase from 28% to 33% as a percentage of revenue. Results for the six months ended June 30, 1996 reflect only five months of selling, operations and administration expense attributable to Retail Services because the DeltaCom Acquisition occurred on January 29, 1996. Selling, operations and administration expense attributable to Carriers' Carrier Services increased $2.9 million from $.9 million for the six months ended June 30, 1996 to $3.8 million for the six months ended June 30, 1997, decreasing from 31% to 28% as a percentage of revenue.

Depreciation and Amortization

     Depreciation and amortization expense increased $2.8 million from $1.6 million for the three months ended June 30, 1996 to $4.4 million for the three months ended June 30, 1997. Retail services accounted for $.2 million of the increase. This increase was primarily related to installation of new central office equipment. For the three months ended June 30, 1997, depreciation and amortization for Carriers' Carrier Services operations accounted for $2.6 million of the increase and was primarily related to the acquisition of Gulf States FiberNet.

     For the six months ended June 30, 1997 depreciation and amortization expense increased $5.5 million to $8.3 million from $2.8 million for the six months ended June 30, 1996. Retail services accounted for $.9 million of the increase. This increase was primarily related to installation of new central office equipment. For the six months ended June 30, 1997, depreciation and amortization for Carriers' Carrier Services operations accounted for $4.6 million of the increase and is primarily related to the acquisition of Gulf States FiberNet.

Interest Expense

     Interest expense increased from $1.6 million for the three months ended June 30, 1996 to $4.9 million for the three months ended June 30, 1997. Of this $3.3 million increase, $1.8 million was attributable to the Notes, $1.2 million was attributable to the acquisition of Gulf States FiberNet and $.3 million was attributable to Carriers' Carrier Services route acquisitions. Interest expense increased from $2.8 million for the six months ended June 30, 1996 to $7.6 million for the six months ended June 30, 1997. Of this $4.8 million increase, $1.8 million was attributable to the Notes, $2.2 million was attributable to the acquisition of Gulf States FiberNet, $.5 million was attributable to the DeltaCom Indebtedness, and the balance was attributable to Carriers' Carrier Services route acquisitions.

Income Taxes

     The Company is included in the consolidated federal income tax returns of its parent, ITC Holding, which results in the Company receiving benefit for certain of its net operating losses. The benefit received as a percentage of taxable income was 27% and 28% for the three month periods ended June 30, 1997 and 1996, respectively, and 26% and 29% for the six month periods ended June 30, 1997 and 1996, respectively.

EBITDA

     EBITDA increased from $2.4 million for the three months ended June 30, 1996 to $5.8 million for the three months ended June 30, 1997. Carriers' Carrier Services accounted for $4.2 million of the increase. EBITDA attributable to Retail Services for the three months ended June 30, 1996 was $2.0 million, compared to $1.1 million for the three months ended June 30, 1997. EBITDA attributable to Retail Services decreased from 12% of revenues for the three months ended June 30, 1996 to 6% for the three months ended June 30, 1997, primarily due to increased costs associated with the expansion of new sales offices and the employment of additional support personnel to position this segment for growth and expansion.

     EBITDA increased from $4.2 million for the six months ended June 30, 1996 to $11.1 million for the six months ended June 30, 1997. Carriers' Carrier Services accounted for $7.1 million of the increase. EBITDA attributable to Retail Services for the six months ended June 30, 1996 was $3.2 million, compared to $3.5 million for the six months ended June 30, 1997. EBITDA attributable to Retail Services decreased from 14% of revenues for the six months ended June 30, 1996 to 8% for the six months ended June 30, 1997, primarily due to increased costs associated with the expansion of new sales offices and the employment of additional support personnel to position this segment for growth and expansion. The Company expects that EBITDA for Retail Services will continue to decline through at least 1998 as the Company opens additional sales offices and prepares to offer local service.

Liquidity and Capital Resources

     The Company generated net cash from operating activities of $9.4 million and $2.4 million for the six months ended June 30, 1997 and 1996, respectively. Cash flows from operations (consisting of net loss adjusted for depreciation, amortization, deferred income taxes, equity in losses of investee, preacquisition losses, extraordinary item-loss on extinguishment of debt and other) totaled $5.7 million for the six months ended June 30, 1997, compared to $2.2 million for the six months ended June 30, 1996. Changes in working capital provided $3.7 million for the six months ended June 30, 1997 compared to $.2 million for the six months ended June 30, 1996, primarily due to increases in unearned revenue, accrued liabilities and income tax refunds receivable, offset by increases in accounts receivable for the six months ended June 30, 1997.

     Cash used for investing activities was $11.8 million and $66.7 million for the six months ended June 30, 1997 and 1996, respectively. The cash used in 1996 was primarily attributable to the investment of $63.5 million, net of cash received, in connection with the DeltaCom Acquisition in January 1996. The Company made capital expenditures of $12.4 million and $2.3 million for the six months ended June 30, 1997 and 1996, respectively. Of the $12.4 million of capital expenditures for the six months ended June 30, 1997, $6.7 million related to Carriers' Carrier Services and $5.7 million related to Retail Services.

     Cash provided by financing activities was $201.3 million and $65.0 million for the six months ended June 30, 1997 and 1996, respectively. Cash provided by financing activities for the six months ended June 30, 1997 consisted primarily of net proceeds of $194.3 million from the sale of the Notes, $8.2 million of advances received from ITC Holding, less $.7 million return of capital to ITC Holding, and $.5 million of other cash used in financing activities. Cash provided by financing activities for the six months ended June 30, 1996 consisted primarily of $74.7 million advances received from ITC Holding less $1.2 million repayment of advances to ITC Holding, $1.8 million of capital contributions from ITC Holding, and less $10.3 million repayment of long-term debt and capital lease obligations.

     Upon consummation of the Reorganization on July 25, 1997, approximately $62.7 million of the $194.3 million of net proceeds from the sale of the Notes were reinvested in U.S. government securities and are being held by the Notes trustee in a pledged account as security for and to fund the first six scheduled interest payments on the Notes. The balance of such net proceeds, approximately $131.6 million, was released to the Company, a portion of which was applied on July 25, 1997 as follows: (i) repayment of approximately $57.8 million of indebtedness to ITC Holding (including approximately $9.5 million of accrued interest) associated with the DeltaCom Acquisition and advances used by the Company for capital expenditures; and (ii) repayment of approximately $41.6 million incurred under the Bridge Facility. The Company intends to use the remaining approximately $32.2 million of such net proceeds (i) to fund market expansion activities of the Company's telecommunications business, including development and construction costs of the Company's fiber optic network and its regional sales offices; and (ii) for additional working capital and other general corporate purposes, including the funding of cash flow deficits (after capital expenditures). Pending such uses, the Company has invested such amounts in U.S. government securities. In connection with the Reorganization, $31.0 million of the DeltaCom Indebtedness was forgiven by ITC Holding and contributed to the Company as additional equity.

     In January 1995, Gulf States FiberNet entered into an interest rate swap agreement with a $47.5 million principal amount. The agreement swapped the applicable three-month LIBOR rate selected under Gulf States FiberNet's project facility with a fixed rate of 8.25%. As of June 30, 1997, Gulf States FiberNet would have been required to pay $2,142,916 to terminate the interest rate swap. Gulf States FiberNet made payments totaling $540,997 and $645,373 for the six months ended June 30, 1997 and 1996, respectively, in connection with this interest rate swap agreement. Although the related debt (the Bridge Facility) has been repaid, the Company does not currently intend to terminate this interest rate swap agreement. The interest rate swap agreement expires in December 2002.

     To achieve its business plan, the Company will need significant financing for capital expenditure and working capital requirements, including repayment of indebtedness and operating losses. Expansion of the Company's network, operations and services will require significant capital expenditures. The Company currently estimates that its aggregate capital requirements will total approximately $104 million in 1997 and 1998, of which approximately $50 million is expected to be incurred in 1997 and approximately $54 million is expected to be incurred in 1998. The Company expects to make substantial capital expenditures thereafter. Capital expenditures will be primarily for: (i) addition of facilities-based local telephone service to its bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment, (ii) market expansion, (iii) continued development and construction of its fiber optic network (including transmission equipment) and
(iv) infrastructure enhancements, principally for information systems. At June 30, 1997, the Company had entered into agreements with vendors to purchase approximately $11.5 million of equipment and services, and, for the six months ended June 30, 1997, had made capital expenditures of $12.4 million. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry.

     In May 1997, FiberNet entered into a commitment letter with NationsBank, N.A. for a five-year term and revolving credit facility of up to $100 million, to be used for working capital and other corporate purposes, including capital expenditures and permitted acquisitions. The Credit Facility is expected to consist of a $50 million multi-draw term facility and a $50 million revolving credit facility, and will contain restrictions on the Company and its subsidiaries and require the Company to comply with certain financial tests and to maintain certain financial ratios.

     The Company will be dependent on additional capital to fund its growth, as well as to fund continued operating losses and working capital. The Company believes that the net proceeds from the Senior Notes, together with cash flow from operations and borrowings expected under the Credit Facility, will provide sufficient funds to enable the Company to expand its business as currently planned through the maturity of the Credit Facility in 2002, after which the Company will need to seek additional financing to fund capital expenditures and working capital. Because the Credit Facility is expected to mature in 2002, the Company may not have a ready source of liquidity after 2002. In the event that the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund the Company's currently planned growth and operations. In addition, if the Company successfully completes any acquisitions, the Company may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financings and other financing arrangements, such as vendor financing. There can be no assurance that the Company will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to the Company. Failure to generate or obtain sufficient funds would result in delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's ability to service its debt.

                                    PART II

                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

               2.1     Agreement and Plan of Merger, dated as of July 24, 1997,
                       by and between Eastern Telecom, Inc. and Interstate
                       FiberNet, Inc.
               2.2     Agreement and Plan of Merger, dated as of July 24, 1997,
                       by and between ITC Transmission Systems II, Inc. and
                       Interstate FiberNet, Inc.
               2.3     Stock Assignment and Contribution Agreement, dated as of
                       July 25, 1997, by and between ITC Holding Company, Inc.
                       and ITC/\DeltaCom, Inc.
               2.4     Stock Assignment and Contribution Agreement, dated as of
                       July 25, 1997, by and between ITC/\DeltaCom, Inc.
                       and Interstate FiberNet, Inc.
               4       Assignment and Assumption Agreement Pursuant to Pledge
                       and Security Agreement, dated as of July 25, 1997, by and
                       among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc.
                       and United States Trust Company of New York, as Trustee.
               27      Financial Data Schedule

    (b) Reports on Form 8-K

        None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ITC/\DELTACOM, INC.
                                             ------------------------------
                                             (Registrant)


Date:  August 13, 1997                   By:  /s/ Foster O. McDonald
              --                             -------------------------------
                                                  Foster O. McDonald
                                                  President

Date:  August 13 , 1997                  By:  /s/ Douglas A. Shumate
              --                             -------------------------------
                                                  Douglas A. Shumate
                                                  Senior Vice President and
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS
                               -----------------



Exhibit                  Exhibit Description                        Sequentially
-------                  -------------------                        ------------
Number                                                                Numbered
------                                                                --------
                                                                        Page
                                                                        ----
   2.1     Agreement and Plan of Merger, dated as of July 24, 1997,
           by and between Eastern Telecom, Inc. and Interstate
           FiberNet, Inc.
   2.2     Agreement and Plan of Merger, dated as of July 24, 1997,
           by and between ITC Transmission Systems II, Inc. and
           Interstate FiberNet, Inc.
   2.3     Stock Assignment and Contribution Agreement, dated as of
           July 25, 1997, by and between ITC Holding Company, Inc.
           and ITC/\DeltaCom, Inc.
   2.4     Stock Assignment and Contribution Agreement, dated as of
           July 25, 1997, by and between ITC/\DeltaCom, Inc.
           and Interstate FiberNet, Inc.
   4       Assignment and Assumption Agreement Pursuant to Pledge
           and Security Agreement, dated as of July 25, 1997, by and
           among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc.
           and United States Trust Company of New York, as Trustee.
   27      Financial Data Schedule