Form 10-Q
period 1997-09-30
ITC DELTACOM INC
filed 1997-11-14
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number  0-23253



                              ITC/\DELTACOM, INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 58-230115
---------------------------------               --------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)               Identification Number)


206 West Ninth Street, West Point, GA                     31833
----------------------------------------              --------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:      (706) 645-8990
                                                   ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes ______________    No        X
                                                             --------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Outstanding at November 13, 1997
                                     --------------------------------

Common Stock at $.01 par value                    24,126,731 Shares

                        PART I    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                             September 30,  December 31,
                                                                 1997           1996
                                                             -------------  ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                     $ 26,985,042  $  1,301,415
Restricted cash                                                 22,500,000             0
Accounts receivable:
 Customer, net of allowance for uncollectible accounts of
   $1,178,121 and $865,858 in 1997 and 1996, respectively       18,472,283    11,029,037
 Affiliate                                                               0     1,227,661
Inventory                                                          806,913       543,447
Prepaid expenses                                                   803,016     1,191,287
Federal income tax refunds receivable from Parent                3,777,758     2,546,534
Deferred income taxes                                              392,121       525,660
                                                              ------------  ------------
          Total current assets                                  73,737,133    18,365,041
                                                              ------------  ------------

PROPERTY, PLANT AND EQUIPMENT, net                             123,425,565    31,880,556
                                                              ------------  ------------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
 $3,133,221 and $1,431,753 in 1997 and 1996, respectively       58,131,621    55,517,575
Restricted cash                                                 40,208,146             0
Investments                                                          5,000     7,424,797
Other long-term assets                                           9,735,773        20,010
                                                              ------------  ------------
          Total other long-term assets                         108,080,540    62,962,382
                                                              ------------  ------------

          Total assets                                        $305,243,238  $113,207,979
                                                              ============  ============

The accompanying notes are an integral part of these consolidated balance sheets.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                                 September 30,    December 31,
                                                                    1997              1996
                                                                 --------------   ------------
                                                                   (UNAUDITED)
                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable:
 Trade                                                             $  8,046,316   $  4,192,927
 Construction                                                         2,305,114        972,215
 Affiliate                                                              511,599        658,990
Accrued interest  (including
  $5,830,716 payable to Parent in 1996)                               7,444,522      5,887,398
Accrued interest
Accrued compensation                                                  1,878,997      1,189,395
Unearned revenue                                                      3,799,783        762,829
Other accrued liabilities                                             3,357,899        926,588
Current portion of long-term debt                                     2,299,680        290,140
Current portion of capital leases                                       586,452         69,471
                                                                 --------------   ------------
          Total current liabilities                                  30,230,362     14,949,953
                                                                 --------------   ------------

LONG-TERM LIABILITIES:
Advances from Parent                                                          0     74,227,827
Deferred income taxes                                                 4,789,165      3,918,140
Long-term debt                                                      207,308,114        640,112
Capital lease obligations                                             2,823,469        215,421
                                                                 --------------   ------------
          Total long-term liabilities                               214,920,748     79,001,500
                                                                 --------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDER'S EQUITY
 Preferred Stock, $.01 par value; 5,000,000 shares
   authorized, 0 shares issued and outstanding                                0              0
 Class A Common Stock, $.01 par value; 60,000,000 shares
    authorized, 0 shares issued and outstanding                               0              0
 Class B Common Stock, $.01 par value; 30,000,000 shares
   authorized, 15,000,000 shares issued and outstanding                 150,000            826
 Additional paid-in-capital                                          71,815,059     23,492,162
 Accumulated deficit                                                (11,872,931)    (4,236,462)
                                                                 --------------   ------------

          Total stockholder's equity                                 60,092,128     19,256,526
                                                                 --------------   ------------

          Total liabilities and stockholder's equity               $305,243,238   $113,207,979
                                                                 ==============   ============

The accompanying notes are an integral part of these consolidated balance sheets.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                 Three Months Ended September 30,
                                                ----------------------------------
                                                      1997              1996
                                                ----------------  ----------------
Operating revenues                                  $29,439,075       $18,580,972
Cost of services                                     13,989,647        10,759,373
                                                    -----------       -----------

Gross margin                                         15,449,428         7,821,599

Operating expenses:
  Selling, operations, and administrative            10,096,717         5,391,199
  Depreciation and amortization                       4,518,098         1,745,038
                                                    -----------       -----------
    Total operating expenses                         14,614,815         7,136,237
                                                    -----------       -----------

Operating income                                        834,613           685,362
                                                    -----------       -----------

Other income (expense):
  Equity in losses of unconsolidated subsidiary               -          (316,675)
  Interest expense, net                              (7,356,316)       (1,646,855)
  Interest and other income                             977,088            17,985
                                                    -----------       -----------
    Total other income (expense)                     (6,379,228)       (1,945,545)
                                                    -----------       -----------

Loss before income taxes                             (5,544,615)       (1,260,183)
Income tax benefit                                    1,186,165           349,060
                                                    -----------       -----------

Net loss                                            $(4,358,450)      $  (911,123)
                                                    ===========       ===========

Net loss per common share                           $     (0.20)      $     (0.04)
                                                    ===========       ===========

Weighted average common shares and common
 equivalent shares outstanding                       21,434,215        21,431,585
                                                    ===========       ===========

The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Nine Months Ended September 30,
                                                        ---------------------------------
                                                              1997             1996
                                                        ----------------  ---------------
Operating revenues                                         $ 82,804,136      $47,155,771
Cost of services                                             39,292,394       26,888,836
                                                           ------------      -----------

Gross margin                                                 43,511,742       20,266,935

Operating expenses:
  Selling, operations, and administrative                    27,058,041       13,597,820
  Depreciation and amortization                              12,791,330        4,577,055
                                                           ------------      -----------
    Total operating expenses                                 39,849,371       18,174,875
                                                           ------------      -----------

Operating income                                              3,662,371        2,092,060
                                                           ------------      -----------

Other income (expense):
  Equity in losses of unconsolidated subsidiary                      --       (1,405,081)
  Interest expense, net                                     (14,917,907)      (4,409,612)
  Interest and other income                                   1,860,476          125,203
                                                           ------------      -----------
    Total other income (expense)                            (13,057,431)      (5,689,490)
                                                           ------------      -----------

Loss before income taxes, preacquisition loss and
 extraordinary item                                          (9,395,060)      (3,597,430)
Income tax benefit                                            2,191,974        1,020,527
                                                           ------------      -----------

Loss before preacquisition loss and extraordinary item       (7,203,086)      (2,576,903)
Preacquisition loss                                              74,132               --
                                                           ------------      -----------

Loss before extraordinary item                               (7,128,954)      (2,576,903)
Extraordinary item -- loss on extinguishment
of debt (less related income tax benefits of $ 311,057)        (507,515)              --
                                                           ------------      -----------

Net loss                                                   $ (7,636,469)     $(2,576,903)
                                                           ============      ===========

Net loss per common share:
  Before extraordinary item                                $      (0.34)     $     (0.12)
  Extraordinary item                                              (0.02)           (0.00)
                                                           ------------      -----------
Net loss                                                   $      (0.36)     $     (0.12)
                                                           ============      ===========

Weighted average common shares and common
  equivalent shares outstanding                              21,434,215       21,431,585
                                                           ============      ===========

The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                     1997               1996
                                                                --------------     --------------
Cash flows from operating activities:
 Net loss                                                         $ (7,636,469)      $ (2,576,903)
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization                                  12,791,330          4,577,055
     Deferred income taxes                                             152,108                  -
     Equity in losses of unconsolidated subsidiary                           -          1,405,081
     Preacquisition losses                                             (74,132)                 -
     Extraordinary item--loss on extinguishment of
      debt, net of related income tax benefit                          507,515                  -
     Other                                                              73,369             13,853
Changes in current operating assets and liabilities:
     Accounts receivable, net                                       (3,372,454)        (2,843,082)
     Inventory                                                        (263,466)          (469,412)
     Prepaid expenses                                                   32,584            494,744
     Income tax refunds receivable from Parent                      (3,777,758)          (604,273)
     Accounts payable                                                  701,545          2,783,073
     Accrued interest                                                1,557,124          4,240,520
     Unearned revenue                                                3,015,867            464,732
     Accrued compensation and other accrued liabilities              2,868,613           (967,580)
     Other, net                                                        595,588            (26,964)
                                                                  ------------       ------------
Total adjustments                                                   14,807,833          9,067,747
                                                                  ------------       ------------
     Net cash provided by operating activities                       7,171,364          6,490,844
                                                                  ------------       ------------
Cash flows from investing activities:
 Capital expenditures                                              (25,603,386)        (3,920,729)
 Change in accrued construction costs                                  352,357           (123,885)
 Purchase of investments                                                     -           (622,435)
 Purchase of restricted assets, net of investments
    released from restriction                                      (62,708,146)                 -
 Investment in Gulf States FiberNet                                          -           (501,595)
 Purchase of DeltaCom, net of cash received                                  -        (63,534,092)
 Purchase of Gulf States FiberNet, net of cash received                574,600                  -
 Purchase of assets of Viper Computer Systems, Inc.                          -           (625,000)
                                                                  ------------       ------------
     Net cash used in investing activities                         (87,384,575)       (69,327,736)
                                                                  ------------       ------------
Cash flows from financing activities:
 Proceeds from issuance of Senior Notes, net of issuance costs     193,125,127                  -
 Proceeds from issuance of other long-term debt,                    41,095,062                  -
 Payment of debt issuance cost                                      (2,400,000)                 -
 Repayment of other long-term debt                                 (84,441,474)       (10,601,974)
 Proceeds from advance from Parent                                   8,243,990         74,741,047
 Repayment of advance from Parent                                  (48,934,549)        (2,316,206)
 Proceeds from issuance of common stock                                150,000                  -
 Capital contributions from Parent, net                               (624,461)         1,690,801
 Repayment of capital lease obligations                               (316,857)            (6,000)
                                                                  ------------       ------------
     Net cash provided by financing activities                     105,896,838         63,507,668
                                                                  ------------       ------------
Increase in cash and cash equivalents                               25,683,627            670,776
Cash and cash equivalents at beginning of period                     1,301,415            656,096
                                                                  ------------       ------------
Cash and cash equivalents at end of period                        $ 26,985,042       $  1,326,872
                                                                  ============       ============

The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


SUPPLEMENTAL CASH FLOW DISCLOSURES:


                                                                 Nine Months Ended September 30,
                                                                    1997                 1996
                                                               --------------        -------------
Cash paid for interest                                         $   11,747,807        $   2,434,827
                                                               --------------        -------------

Cash (received) paid for income taxes,
 net of refunds received                                       $     (612,879)       $     446,321
                                                               --------------        -------------

NONCASH TRANSACTIONS:

Equity portion of acquisition of DeltaCom                      $            0        $   6,000,000
                                                               --------------        -------------

Equity portion of acquisition of 64% interest
  in Gulf States FiberNet and Georgia Fiber Assets             $   17,896,665        $           0
                                                               --------------        -------------

Assumption of long-term debt related to acquisition of
  Georgia Fiber Assets                                         $    9,964,091        $           0
                                                               --------------        -------------

Offset of advances to Parent as a reduction to related
  advances from Parent                                         $    2,546,534        $           0
                                                               --------------        -------------

Forgiveness of long-term advances by Parent                    $   31,000,000        $           0
                                                               --------------        -------------

The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

     ORGANIZATION

     ITC/\DeltaCom, Inc. ("ITC/\DeltaCom" or the "Company"), was incorporated on March 24, 1997 under the laws of the State of Delaware, as a wholly-owned subsidiary of ITC Holding Company, Inc. ("ITC Holding" or the "Parent"), to acquire and operate the following wholly owned subsidiaries of ITC Holding:
Interstate FiberNet, Inc. (formerly ITC Transmission Systems, Inc. ) ("FiberNet"), ITC Transmission Systems II, Inc. ("Transmission II"), Gulf States Transmission Systems, Inc. ("GSTS"), Eastern Telecom, Inc. (d.b.a. InterQuest) ("InterQuest") and DeltaCom, Inc. ("DeltaCom"). On July 25, 1997, upon receipt of certain regulatory approvals and certain other consents, ITC Holding completed the reorganization of such subsidiaries (the "Reorganization"), as follows:

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

     BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Certain 1996 amounts have been reclassified to conform to the current year presentation. The financial statements should be read in conjunction with the combined financial statements and related footnotes included in the Company's Registration Statement on Form S-4, as filed with the SEC on September 24, 1997 (File No. 333-31361) (the "Registration Statement") with respect to the Exchange Offer (as described in Note 3, below), and in conjunction with the Company's Registration Statement on Form S-1, as filed with the SEC on October 22, 1997 (File No. 333-36683) with respect to its offering of 5,750,000 shares of common stock (as described in Note 4, below).

     The comparability of the three-month and nine-month periods ended September 30, 1997 and September 30, 1996 has been affected by the acquisition of DeltaCom on January 29, 1996 (the "DeltaCom Acquisition") and the Gulf States Acquisition (as defined in Note 2, below). The financial statements for the three and nine months ended September 30, 1996 include the results of operations for DeltaCom since its acquisition on January 29, 1996, and do not reflect the results of operations for DeltaCom from January 1 up to the date of acquisition. For the three and nine months ended September 30, 1996, the Company's 36% interest in GSTS's results of operations is reflected using the equity method. Due to the Gulf States Acquisition (as defined in Note 2, below) on March 27, 1997, the financial statements for the three and nine months ended September 30, 1997 reflect the total revenues and expenses from January 1, 1997, attributable to Gulf States FiberNet and the Georgia Fiber Assets (as defined in
Note 2, below), with the preacquisition losses attributable to SCANA Communications, Inc. ("SCANA") from January 1, 1997 deducted to determine combined net loss.

2. ACQUISITION OF MAJORITY INTEREST OF GULF STATES FIBERNET AND GEORGIA FIBER ASSETS

     In August 1994, ITC Holding and SCANA formed a partnership, Gulf States FiberNet, to construct and operate a fiber optic route primarily between Atlanta, Georgia and Shreveport, Louisiana with several supplemental spur routes. On March 27, 1997, ITC Holding purchased SCANA's 64% partnership interest in Gulf States FiberNet and certain assets, including a significant long-term customer contract (the "Georgia Fiber Assets"), for approximately $28 million payable at closing, plus certain contingent consideration. The purchase price included 588,411 shares of the Parent's Series A Convertible Preferred Stock valued at approximately $17.9 million and an unsecured purchase money note for approximatley $10 million (the "SCANA" Note"). The Note, which bears interest at 11%, is payable in ten semiannual principal payments of approximately $1 million plus accrued interest, beginning September 30, 1997.
In October 1997, the Parent issued to SCANA an additional 56,742 shares of its Series A Convertible Preferred Stock pursuant to an earn-out provision. In connection with the Merger (as defined in Note 7, below), all shares of Series A Convertible Preferred Stock of the Parent issued to SCANA were converted into shares of ITC/\DeltaCom's Series A Convertible Preferred Stock. Any additional payment under the earn-out provision will be made in shares of ITC/\DeltaCom's Series A Convertible Preferred Stock. Upon the closing of these acquisitions, the Parent contributed the remaining 64% partnership interest in Gulf States FiberNet to GSTS and the Georgia Fiber Assets to FiberNet. The Gulf States partnership has been dissolved. The SCANA Note was assumed by FiberNet and the Parent was released from its obligations thereunder.

3.   OFFERING OF 11% SENIOR NOTES

     On June 3, 1997, the Company completed the sale of $200 million principal amount of 11% Senior Notes due 2007 (the "Notes") in a private offering. Under the Indenture pursuant to which the Notes were issued (the "Indenture"), the net proceeds to the Company from the sale of the Notes (approximately $193.1 million) were held by the Notes trustee and invested in U.S. government securities pending consummation of the Reorganization (Note 1). Upon consummation of the Reorganization on July 25, 1997, approximately $62.7 million of such net proceeds were reinvested in U.S. government securities and are being held by the Notes trustee in a pledged account as security for and to fund the first six scheduled interest payments on the Notes, including .5% per annum in the event the Company's exchange offer of the Notes issued on June 3, 1997 for identical Notes not subject to restrictions on transfer under applicable securities laws (the "Exchange Offer") was not consummated or a shelf registration statement with respect to the Notes was not effective prior to December 3, 1997. The balance of such net proceeds, approximately $130.4 million, was released to the Company, a portion of which was applied on July 25, 1997 as follows: (i) repayment of approximately $57.8 million of indebtedness to ITC Holding (including approximately $9.5 million of accrued interest) associated with the DeltaCom Acquisition and advances used by the Company for capital expenditures; and (ii) repayment of approximately $41.6 million of indebtedness to NationsBank, N.A. incurred to refinance an existing project facility (the "Bridge Facility"). The Company intends to use the remaining approximately $31.0 million of such net proceeds (i) to fund market expansion activities of the Company's telecommunications business, including development and construction costs of the Company's fiber optic network and its regional sales offices; and (ii) for additional working capital and other general corporate purposes, including the funding of cash flow deficits (after capital expenditures). Pending such uses, the Company has invested such amounts in U.S. government securities.

4.   OFFERING OF 5,750,000 SHARES OF COMMON STOCK

     On September 30, 1997, the Company filed a registration statement with the SEC for a proposed initial public offering (the "Offering") of its common stock. On October 29, 1997, the Company completed its offering of 5,750,000 shares (including an over-allotment of 750,000 shares) of common stock at a price of $16.50 per share. Net proceeds from the offering were approximately $87,483,750 after deducting underwriting discounts and commissions and expenses of the offering. The Company intends to use the net proceeds from the Offering, together with cash on hand and borrowings expected to be available under the Credit Agreement (as defined in Note 5, below) as follows: (i) to fund market expansion activities of the Company's telecommunications business, including development and constructions costs of the Company's fiber optic network and its regional sales offices; and (ii) for additional working capital and other general corporate purposes.

5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations at September 30, 1997 and December 31, 1996 consisted of the following (in thousands):

                                                        September 30,   December 31,
                                                             1997           1996
                                                        --------------  -------------
11% Senior Notes due 2007                                  $200,000        $     0

Advances from ITC Holding, paid or                                0         74,228
forgiven on July 25, 1997

$10.0 million term facility, interest payable at 11%
maturing on March 31, 2002                                    8,968              0

Capital lease obligations at varying interest rates,
maturing through June 2006                                    3,410            285

Other                                                           640            930
                                                           --------        -------

Total long-term debt and capital leases                     213,018         75,443
Less current maturities                                      (2,886)          (360)
                                                           --------        -------

Total                                                      $210,132        $75,083
                                                           ========        =======

     On September 17, 1997, FiberNet entered into a credit agreement with NationsBank of Texas, N.A. as administrative lender (the "Credit Agreement"). The Credit Agreement provides for a term and revolving credit facility of up to $100 million to be used for working capital and other purposes, including refinancing existing indebtedness, capital expenditures, and permitted acquisitions. The Credit Agreement matures on September 15, 2002 and includes a $50 million multi-draw term loan facility and a $50 million revolving credit facility. The facility contains restrictions on the Company and FiberNet and its subsidiaries and requires FiberNet to comply with certain financial tests and to maintain certain financial ratios. Amounts may be drawn under the term loan facility until September 15, 1999. All $50 million of the term loan facility must be utilized before any amount over $10 million may be drawn under the revolving credit facility. Amounts drawn under the Credit Agreement will bear interest, at FiberNet's option, at either the Base Rate or the LIBOR Rate, plus an applicable margin. The credit facility is guaranteed by the Company and FiberNet's subsidiaries and is secured by a first priority lien on all current and future assets of FiberNet and its subsidiaries and a first priority pledge of the stock of FiberNet and its subsidiaries.

6.   COMMITMENTS AND CONTINGENCIES

     At September 30, 1997, the Company had entered into agreements with vendors to purchase approximately $9.1 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

7.   MERGER BETWEEN ITC DELTACOM AND ITC HOLDING

     Effective on October 20, 1997, as part of a reorganization of ITC Holding, the Parent transferred all of its assets, other than its stock in ITC DeltaCom, and all of its liabilities to another entity and then merged with and into ITC/\DeltaCom (the "Merger"). ITC/\DeltaCom is the surviving corporation in the Merger. In connection with the Merger, holders of the Parent's common stock and convertible preferred stock received shares of ITC/\DeltaCom's Common Stock and Series A Convertible Preferred Stock.

     In contemplation of the Merger, on October 16, 1997, ITC DeltaCom's board of directors and its stockholder adopted resolutions approving amendment and restatement of ITC/\DeltaCom's certificate of incorporation, effective upon consummation of the Merger, to designate ITC/\DeltaCom's Series A Convertible Preferred Stock, par value $.01 per share, with a liquidation preference of $7.40 per share, to authorize a single class of common stock to be designated as Common Stock and to eliminate authorization of Class A Common Stock and Class B Common Stock.

     Immediately prior to the Merger, ITC/\DeltaCom had 15,000,000 shares of Class B Common Stock issued and outstanding. Immediately following the Merger ITC/\DeltaCom had issued and outstanding (i) 19,126,731 shares of Common Stock,
(ii) 1,486,440 shares of Series A Convertible Preferred Stock, (iii) 1,549,093 options to purchase Common Stock outstanding under ITC/\DeltaCom stock option plans and (iv) 3,461,833 options outstanding under ITC Holding stock option plans which were assumed by ITC/\DeltaCom and converted into options to purchase Common Stock.


8.   EXCHANGE OFFER

     The Exchange Offer (Note 3) was consummated on November 13, 1997.

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

     See the notes to the financial statements appearing elsewhere in this report for definitions of certain terms used in the following analysis.

HISTORICAL RESULTS OF OPERATIONS

     The following tables set forth certain historical data for the three and nine month periods ended September 30, 1997 and the three and nine month periods ended September 30, 1996 for the Carriers' Carrier Services business and the Retail Services business.

                                                          CARRIERS' CARRIER SERVICES
                            ---------------------------------------------------------------------------------------
                                        Three Months Ended                              Nine Months Ended
                                           September 30,                                  September 30,
                                1997             %            1996       %        1997       %       1996       %
                            -------------  --------------  -----------  ----  ------------  ----  -----------  ----
Revenues                    $  8,157,294        100%       $ 1,947,553  100%  $21,601,941   100%  $ 4,672,427  100%
Cost of Services               1,034,865         13%           673,046   35%    2,809,601    13%    1,799,484   39%
                            ------------        ---        -----------  ---   -----------   ---   -----------  ---
Gross Margin                   7,122,429         87%         1,274,507   65%   18,792,340    87%    2,872,943   61%
                            ------------        ---        -----------  ---   -----------   ---   -----------  ---

Operating Expenses:
  Selling, operations
    and administrative         2,200,346         27%           477,792   25%    5,991,210    28%    1,329,454   28%
  Depreciation and
    amortization               3,027,455         37%           416,685   21%    8,342,955    39%    1,176,051   25%
                            ------------        ---        -----------  ---   -----------   ---   -----------  ---

Total operating expenses       5,227,801         64%           894,477   46%   14,334,165    67%    2,505,505   53%
                            ------------        ---        -----------  ---   -----------   ---   -----------  ---

Operating income (loss)     $  1,894,628         23%       $   380,030   19%  $ 4,458,175    20%  $   367,438    8%
                            ============        ===        ===========  ===   ===========   ===   ===========  ===

                                                          RETAIL SERVICES
                            --------------------------------------------------------------------------------------
                                        Three Months Ended                                Nine Months Ended
                                           September 30,                                     September 30,
                                    1997         %             1996      %            1997   %        1996      %
                            ------------   -------------   -----------  ---   -----------   ---   -----------  ---
Revenues                    $ 21,281,781         100%      $16,633,419  100%  $61,202,195   100%  $42,483,344  100%
Cost of Services              12,954,782          61%       10,086,327   60%   36,482,793    60%   25,089,352   59%
                            ------------         ---       -----------  ---   -----------   ---   -----------  ---
Gross Margin                   8,326,999          39%        6,547,092   40%   24,719,402    40%   17,393,992   41%
                            ------------         ---       -----------  ---   -----------   ---   -----------  ---

Operating Expenses:
  Selling, operations
 and administrative            7,896,371          37%        4,913,407   30%   21,066,831    34%   12,268,366   29%
  Depreciation and
 amortization                  1,490,643           7%        1,328,353    8%    4,448,375     7%    3,401,004    8%
                            ------------         ---       -----------  ---   -----------   ---   -----------  ---

Total operating expenses       9,387,014          44%        6,241,760   38%   25,515,206    41%   15,669,370   37%
                            ------------         ---       -----------  ---   -----------   ---   -----------  ---

Operating income (loss)      ($1,060,015)        (5)%      $   305,332    2%  $  (795,804)  (1)%  $ 1,724,622    4%
                            ============         ===       ===========  ===   ===========   ===   ===========  ===

     The comparability of the three-month and nine-month periods ended September 30, 1997 and 1996 has been affected by the DeltaCom Acquisition and the Gulf States Acquisition. The financial statements for the three month and the nine month periods ended September 30, 1996 include the results of operations for DeltaCom since its acquisition on January 29, 1996, and do not reflect the results of operations for DeltaCom from January 1 up to the date of acquisition. For the three month and nine month periods ended September 30, 1996, the Company's 36% interest in Gulf States FiberNet's results of operations is reflected using the equity method. Due to the Gulf States Acquisition on March 27, 1997, the three and nine month periods ended September 30, 1997 reflect the total revenues and expenses from January 1, 1997 attributable to Gulf States FiberNet and the Georgia Fiber Assets, with the preacquisition losses attributable to SCANA from January 1, 1997 deducted to determine consolidated net losses.

REVENUES

     Total revenue was $29.4 million for the three months ended September 30, 1997, compared to $18.6 million for the three months ended September 30, 1996. Of the $10.8 million (58%) increase, $4.6 million was attributable to additional revenues generated by Retail Services. Revenues attributable to long distance services increased $4.3 million, sales of customer premises equipment increased $.2 million and Internet sales and services (which were introduced during the second half of 1996) contributed $.1 million for the three months ended September 30, 1997. Revenues from Carriers' Carrier Services increased to $8.1 million for the three months ended September 30, 1997 from $1.9 million for the three months ended September 30, 1996. Of the $6.2 million increase, $5.3 million was attributable to revenues generated during the three months ended September 30, 1997 by Gulf States FiberNet and $.9 million was attributable to revenue from the Georgia Fiber Assets acquired in connection with the Gulf States Acquisition consummated on March 27, 1997.

     Total revenue for the nine months ended September 30, 1997 was $82.8 million, which represented an increase of $35.6 million (75%) from $47.2 million for the nine months ended September 30, 1996. Revenues from Retail Services increased $18.7 million from $42.5 million for the nine months ended September 30, 1996 to $61.2 million for the nine months ended September 30, 1997. Results for the nine months ended September 30, 1996 reflect only eight months of Retail Services revenues from consummation of the DeltaCom Acquisition on January 29, 1996. Revenues from Carriers' Carrier Services increased from $4.7 million for the nine months ended September 30, 1996 to $21.6 million for the nine months ended September 30, 1997. Of the $16.9 million increase, $14.1 million was attributable to revenues generated during the nine months ended September 30, 1997 by Gulf States FiberNet. Excluding revenues attributable to Gulf States FiberNet, Carriers' Carrier Services increased $2.8 million, of which $1.8 million was attributable to revenue from the Georgia Fiber Assets acquired on March 27, 1997.

Cost of Services

     Total cost of services increased to $14.0 million for the three months ended September 30, 1997 from $10.8 million for the three months ended September 30, 1996. Cost of services for Retail Services operations increased $2.9 million from $10.1 million for the three months ended September 30, 1996 to $13.0 million for the three months ended September 30, 1997. Cost of services for Retail Services operations as a percentage of revenue totaled 61% for the three months ended September 30, 1997, compared to 60% for the three months ended September 30, 1996. This increase was attributable to the cost of new facilities installed to service expanded retail markets and the impact of increased minutes of usage at lower prices per minute. Cost of services attributable to Carriers' Carrier Services increased $.3 million from $.7 million for the three months ended September 30, 1996 to $1.0 million for the three months ended September 30, 1997. Cost of services for Carriers' Carrier Services as a percentage of revenue decreased to 13% for the three months ended September 30, 1997 from 35% for the three months ended September 30, 1996.

     Total cost of services increased $12.4 million to $39.3 for the nine months ended September 30, 1997 from $26.9 million for the nine months ended September 30, 1996. Cost of services for Retail Services operations increased $11.4 million to $36.5 million for the nine months ended September 30, 1997 from $25.1 million for the nine months ended September 30, 1996. Results for the 1996 fiscal period reflect only eight months of cost of services attributable to Retail Services operations, which commenced upon consummation of the DeltaCom Acquisition on January 29, 1996. Cost of services for Retail Services operations as a percentage of revenue increased slightly to 60% for the nine months ended September 30, 1997 from 59% for the nine months ended September 30, 1996. Cost of services attributable to Carriers' Carrier Services increased $1.0 million from $1.8 million for the nine months ended September 30, 1996 to $2.8 million for the nine months ended September 30, 1997. Cost of services for Carriers' Carrier Services as a percentage of revenue decreased to 13% for the nine months ended September 30, 1997 from 39% for the nine months ended September 30, 1996.


Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased from $5.4 million for the three months ended September 30, 1996 to $10.1 million for the three months ended September 30, 1997.

Selling, operations and administration expense attributable to Retail Services increased $3.0 million from $4.9 million (30% as a percentage of revenue) for the three months ended September 30, 1996 to $7.9 million (37% as a percentage of revenue) for the three months ended September 30, 1997. This increase resulted from employment of additional sales, information services and provisioning personnel to support the Company's geographical market and product expansion as the Company prepared to offer local service. Selling, operations and administration expense attributable to Carriers' Carrier Services increased from $.5 million (25% as a percentage of revenue) for the three months ended September 30, 1996 to $2.2 million for the three months ended September 30, 1997 (27% as a percentage of revenue). Of the $1.7 million increase, $.9 million was attributable to the acquisition of Gulf States FiberNet. The remaining $.8 million of this increase resulted from increased costs of administrative personnel employed to support expansion of the business.

     Total selling, operations and administration expense increased $13.5 million from $13.6 million (29% as a percentage of revenue) for the nine months ended September 30, 1996 to $27.1 million (33% as a percentage of revenue) for the nine months ended September 30, 1997. Selling, operations and administration expense attributable to Retail Services increased $8.8 million from $12.3 million for the nine months ended September 30, 1996 to $21.1 million for the nine months ended September 30, 1997, which represented an increase from 29% to 34% as a percentage of revenue. Results for the nine months ended September 30, 1996 reflect only eight months of selling, operations and administration expense attributable to Retail Services, which commenced upon consummation of the DeltaCom Acquisition on January 29, 1996. Selling, operations and administration expense attributable to Carriers' Carrier Services increased $4.7 million from $1.3 million for the nine months ended September 30, 1996 to $6.0 million for the nine months ended September 30, 1997, representing 28% of revenue in both fiscal periods.

Depreciation and Amortization

     Depreciation and amortization expense increased $2.8 million from $1.7 million for the three months ended September 30, 1996 to $4.5 million for the three months ended September 30, 1997. Retail Services accounted for $.2 million of the increase, which was primarily related to installation of new central office equipment. For the three months ended September 30, 1997, depreciation and amortization for Carriers' Carrier Services operations, which was primarily related to the acquisition of Gulf States FiberNet, accounted for $2.6 million of the increase.

     For the nine months ended September 30, 1997, depreciation and amortization expense increased $8.2 million to $12.8 million from $4.6 million for the nine months ended September 30, 1996. Retail Services accounted for $1.0 million of the increase, which was primarily related to installation of new central office equipment. For the nine months ended September 30, 1997, depreciation and amortization for Carriers' Carrier Services operations accounted for $7.2 million of the increase, with $6.1 million related to the acquisition of Gulf States FiberNet.

Interest Expense

     Interest expense increased from $1.6 million for the three months ended September 30, 1996 to $7.4 million for the three months ended September 30, 1997. Of the $5.8 million increase, $5.7 million was attributable to interest payments on the Notes and $1.2 million was attributable to the acquisition of Gulf States FiberNet. Interest expense related to the Deltacom Indebtedness decreased $1.1 million as a result of the repayment of such indebtedness on July 25, 1997. Interest expense increased from $4.4 million for the nine months ended September 30, 1996 to $14.9 million for the nine months ended September 30, 1997. Of the $10.5 million increase, $7.3 million was attributable to interest payments on the Notes and $3.8 million was attributable to the acquisition of Gulf States FiberNet. Interest expense related to the Deltacom Indebtedness decreased $.6 million during the 1997 fiscal period.

Income Taxes

     During the periods covered by this report, the Company was included in the consolidated federal income tax returns of its parent, ITC Holding Company, Inc. ("ITC Holding"), which resulted in the Company receiving benefit for certain of its net operating losses. The benefit received as a percentage of loss before income taxes was 21% and 28% for the three month periods ended September 30, 1997 and

1996, respectively, and 23% and 28% for the nine month periods ended September 30, 1997 and 1996, respectively.

EBITDA

     EBITDA increased from $2.4 million for the three months ended September 30, 1996 to $5.4 million for the three months ended September 30, 1997. Carriers' Carrier Services accounted for $4.2 million of the increase. EBITDA attributable to Retail Services for the three months ended September 30, 1996 was $1.6 million, compared to $.4 million for the three months ended September 30, 1997. EBITDA attributable to Retail Services decreased from 10% of revenues for the three months ended September 30, 1996 to 2% for the three months ended September 30, 1997, primarily due to increased costs associated with the expansion of new sales offices and the employment of additional support personnel to position this segment for growth and expansion.

     EBITDA increased from $6.7 million for the nine months ended September 30, 1996 to $16.5 million for the nine months ended September 30, 1997. Carriers' Carrier Services accounted for $11.3 million of the increase. EBITDA attributable to Retail Services for the nine months ended September 30, 1997 was $3.7 million, compared to $5.1 million for the nine months ended September 30, 1996. EBITDA attributable to Retail Services decreased from 12% of revenues for the nine months ended September 30, 1996 to 6% for the nine months ended September 30, 1997, primarily due to increased costs associated with the expansion of new sales offices and the employment of additional support personnel to position this segment for growth and expansion. The Company expects that EBITDA for Retail Services will continue to decline through at least 1998 as the Company opens additional sales offices and prepares to offer local service.

Liquidity and Capital Resources

     The Company generated net cash from operating activities of $7.2 million and $6.5 million for the nine months ended September 30, 1997 and 1996, respectively. Cash flows from operations (consisting of net loss adjusted for depreciation, amortization, deferred income taxes, equity in losses of investee, preacquisition losses, extraordinary item-loss on extinguishment of debt and other) totaled $5.8 million for the nine months ended September 30, 1997, compared to $3.4 million for the nine months ended September 30, 1996. Changes in working capital provided $1.4 million for the nine months ended September 30, 1997, compared to $3.1 million for the nine months ended September 30, 1996, primarily due to increases in unearned revenue, accrued liabilities and income tax refunds receivable, offset by increases in accounts receivable for the nine months ended September 30, 1997.

     Cash used for investing activities was $87.4 million and $69.3 million for the nine months ended September 30, 1997 and 1996, respectively. The cash used in 1996 was primarily attributable to the investment of $63.5 million, net of cash received, in connection with the DeltaCom Acquisition in January 1996. The Company made capital expenditures of $25.3 million and $3.9 million for the nine months ended September 30, 1997 and 1996, respectively. Of the $25.3 million of capital expenditures for the nine months ended September 30, 1997, $16.2 million related to Carriers' Carrier Services and $9.1 million related to Retail Services.

     Cash provided by financing activities was $105.9 million and $63.5 million for the nine months ended September 30, 1997 and 1996, respectively. Cash provided by financing activities for the nine months ended September 30, 1997 consisted primarily of net proceeds of $193.1 million from the sale of the Notes, $8.2 million of advances received from ITC Holding, less $48.9 million repayment of advances to ITC Holding, net repayments of other long-term debt of $43.3 million, and $3.2 million of other cash used in financing activities. Cash provided by financing activities for the nine months ended September 30, 1996 consisted primarily of $74.7 million of advances received from ITC Holding (less $2.3 million repayment of advances to ITC Holding) and $1.7 million of capital contributions from ITC Holding, less $10.6 million repayment of long-term debt and capital lease obligations.

     Upon consummation of the Reorganization on July 25, 1997, approximately $62.7 million of the $193.1 million of net proceeds from the sale of the Notes were reinvested in U.S. government securities and are being held by the Notes trustee in a pledged account as security for and to fund the first six scheduled interest payments on the Notes. The balance of such net proceeds, approximately $130.4 million, was released to the Company, a portion of which was applied on July 25, 1997 as follows: (i) repayment of approximately $57.8 million of indebtedness to ITC Holding (including approximately $9.5 million of accrued interest) associated with the DeltaCom Acquisition and advances used by the Company for capital expenditures; and (ii) repayment of approximately $41.6 million incurred under the Bridge Facility. The Company intends to use the remaining approximately $31.0 million of such net proceeds (i) to fund market expansion activities of the Company's telecommunications business, including development and construction costs of the Company's fiber optic network and its regional sales offices; and (ii) for additional working capital and other general corporate purposes, including the funding of cash flow deficits (after capital expenditures). Pending such uses, the Company has invested such amounts in U.S. government securities. In connection with the Reorganization, $31.0 million of the DeltaCom Indebtedness was forgiven by ITC Holding and contributed to the Company as additional equity.

     On September 17, 1997, FiberNet entered into a credit agreement with NationsBank of Texas, N.A. as administrative lender (the "Credit Agreement"). The Credit Agreement provides for a term and revolving credit facility of up to $100 million (the "Credit Facility") to be used for working capital and other purposes, including refinancing existing indebtedness, capital expenditures, and permitted acquisitions. See Note 5 to the financial statements included elsewhere in this report.

     To achieve its business plan, the Company will need significant financing for capital expenditure and working capital requirements, including repayment of indebtedness and operating losses. Expansion of the Company's network, operations and services will require significant capital expenditures. The Company currently estimates that its aggregate capital requirements will total approximately $145 million in 1997 and 1998, of which approximately $50 million is expected to be incurred in 1997 and approximately $95 million is expected to be incurred in 1998. The Company expects to make substantial capital expenditures thereafter. Capital expenditures will be primarily for: (i) addition of facilities-based local telephone service to its bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment, (ii) market expansion, (iii) continued development and construction of its fiber optic network (including transmission equipment) and
(iv) infrastructure enhancements, principally for information systems. At September 30, 1997, the Company had entered into agreements with vendors to purchase approximately $9.1 million of equipment and services, and, for the nine months ended September 30, 1997, had made capital expenditures of $25.3 million. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry.

     The Company believes that the net proceeds from the Senior Notes and the net proceeds of approximately $87.5 million from the Company's initial public offering of its common stock on October 29, 1997, together with cash flow from operations and borrowings expected under the Credit Facility, will provide sufficient funds to enable the Company to expand its business as currently planned through the maturity of the Credit Facility in 2002, after which the Company will need to seek additional financing to fund capital expenditures and working capital. Because the Credit Facility will mature in 2002, the Company may not have a ready source of liquidity after 2002. In the event that the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund the Company's currently planned growth and operations. In addition, if the Company successfully completes any acquisitions, the Company may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing arrangements, such as vendor financing. There can be no assurance that the Company will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to the Company. Failure to generate or obtain sufficient funds would result in delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company's ability to service its debt.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  (d) The Company completed its initial public offering (the "Offering") of its common stock, $.01 per value (the "Common Stock"), on October 29, 1997. The registration statement (the "Registration Statement") relating to the Offering (File No. 333-31361) was declared effective by the SEC on October 22, 1997. The managing underwriters of the Offering were Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.C. Bradford & Co. and Wheat, First Securities, Inc. The number of shares of Common Stock registered and sold in the Offering was 5,750,000 and the aggregate price of the offering amount registered and sold was $94,875,000. All shares were sold by the Company.

     From the effective date of the Registration Statement through the date of this report, the total amount of expenses incurred by the Company in connection with the issuance and distribution of the shares in the Offering was approximately $7,391,250. Of such expenses, $6,641,250 consisted of underwriting discounts and commissions.

     The following table sets forth the various expenses in connection with the issuance and distribution of the securities being registered hereby, other than underwriting discounts and commissions. All amounts except the SEC Registration
Fee and the NASD Filing Fee are estimated.   All of such expenses were borne by
the Company.

       SEC Registration Fee...................................   $ 28,750.00
       NASD Filing Fee........................................      9,987.50
       Nasdaq National Market Listing Fee.....................     50,000.00
       Blue Sky Fees and Expenses.............................     10,000.00
       Accounting Fees and Expenses...........................    150,000.00
       Legal Fees and Expenses................................    250,000.00
       Printing and Engraving Expenses........................    245,000.00
       Transfer Agent Fees and Expenses.......................      5,500.00
       Miscellaneous..........................................        762.50
                                                                 -----------
          Total...............................................   $750,000.00
                                                                 ===========

     The amounts set forth in the preceding table were paid to persons other than directors or officers of the Company or their associates, persons owning 10% or more of any class of equity of the Company, or affiliates of the Company.

     The net proceeds of the Offering to the Company after deducting the foregoing expenses totaled $87,483,750.

     From the effective date of the Registration Statement through the date of this report, the Company applied the following amounts of net proceeds of the Offering to the the uses set forth in the following table. All amounts shown in the table which are estimates are indicated by an asterisk.

     Construction of plant, building and facilities............. $----0----
     Purchase and installation of machinery and equipment.......  ----0----
     Purchases of real estate...................................  ----0----
     Acquisition of other business(es)..........................  ----0----
     Repayment of indebtedness..................................  ----0----
     Working capital............................................  ----0----
     Temporary investments (consisting of short-term,
       interest-bearing, investment grade securities)...........  87,483,750*
                                                                 -----------

                                                    Total        $87,483,750*
                                                                 ===========

      The amounts set forth in the preceding table were paid to persons other than directors or officers of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, and affiliates of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         11 Statement re computation of per share earnings
         27 Financial Data Schedule

    (b)  Reports on Form 8-K

         None.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ITC/\DELTACOM, INC.
                                        ------------------
                                        (Registrant)



Date:  November 13, 1997           By:  /s/ Foster O. McDonald
                                        ----------------------
                                            Foster O. McDonald
                                            President



Date:  November 13, 1997           By:  /s/ Douglas A. Shumate
                                        ----------------------
                                            Douglas A. Shumate
                                            Senior Vice President and
                                              Chief Financial Officer