Form 10-K
period 1997-12-31
ITC DELTACOM INC
filed 1998-03-30
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1997

                                       OR

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                 For the transition period from ______ to ______

                         Commission File Number: 0-23252

                               ITC/\DELTACOM, INC.

                  (Exact name of registrant as specified in its
                                    charter)

                Delaware                                         58-2301135
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                         Identification No.)

           ITC/\DeltaCom, Inc.
        1241 O.G. Skinner Drive
          West Point, Georgia                                      31833
(Address of principal executive offices)                         (Zip Code)

       Registrant's telephone number, including area code: (706) 645-3880

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 16, 1998, is $766,393,944. */

     The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

     Common Stock, par value $.01 per share, outstanding as of March 16, 1998:
                                  25,335,337


                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on June 4, 1998, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into
     Part III, Items 10 - 13 of this Form 10-K.

----------

*/ Solely for the purposes of this calculation, all directors and executive officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                                TABLE OF CONTENTS
                                                                            Page

PART I
          Item 1.  Business..............................................     1
          Item 2.  Properties............................................    37
          Item 3.  Legal Proceedings.....................................    37
          Item 4.  Submission of Matters to a Vote of Security Holders...    37

PART II
          Item 5.  Market for Registrant's Common Equity and
                   Related Stockholder Matters...........................    38
          Item 6.  Selected Financial Data...............................    40
          Item 7.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................    42
          Item 8.  Financial Statements and Supplementary Data...........    55
          Item 9.  Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure...................    55

PART III
          Item 10. Directors and Executive Officers of the Registrant....    56
          Item 11. Executive Compensation................................    56
          Item 12. Security Ownership of Certain Beneficial Owners
                   and Management........................................    56
          Item 13. Certain Relationships and Related Transactions........    56

PART IV   Item 14. Exhibits, Financial Statement Schedules, and Reports
                   on Form 8-K ..........................................    57

GLOSSARY.................................................................    69

SIGNATURES...............................................................    73

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................   F-1

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF THE COMPANY'S SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS WHICH MAY BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

     UNLESS THE CONTEXT SUGGESTS OTHERWISE, REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO THE "COMPANY" MEAN ITC/\DELTACOM, INC. AND ITS SUBSIDIARIES AND PREDECESSORS. UNLESS OTHERWISE INDICATED, DOLLAR AMOUNTS OVER $1 MILLION HAVE BEEN ROUNDED TO ONE DECIMAL PLACE AND DOLLAR AMOUNTS LESS THAN $1 MILLION HAVE BEEN ROUNDED TO THE NEAREST THOUSAND. SEE THE "GLOSSARY" APPEARING ELSEWHERE HEREIN FOR DEFINITIONS OF CERTAIN TERMS USED IN THIS FORM 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     The Company provides retail long distance services to mid-sized and major regional businesses in the southern United States and is a leading regional provider of wholesale long-haul services to other telecommunications companies using the Company's owned, operated and managed fiber optic network (the "Carriers' Carrier Services"). The Company intends to become a leading regional provider of integrated telecommunications services to mid-sized and major regional businesses in the southern United States by offering such customers a broad range of telecommunications services, including local exchange and long distance data and voice, Internet and operator services, and the sale and servicing of customer premise equipment (collectively, the "Retail Services") in a single package tailored to the business customer's specific needs. The Company had revenues of approximately $66.5 million for the year ended December 31, 1996 and revenues of approximately $114.6 million for the year ended December 31, 1997.

     The Company provides Carriers' Carrier Services to other telecommunications carriers, including AT&T, MCI, Sprint, WorldCom, Cable & Wireless, LCI, Frontier and IXC. The Company's fiber optic network reaches over 60 points of presence ("POPs") in ten southern states (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas) and extends approximately 6,300 route miles, of which approximately 3,300 miles are Company-owned and approximately 3,000 miles are owned and operated principally by three public utilities (Duke Power Company, Florida Power & Light Company and Entergy Technology Company) and managed and marketed by the Company. For the year ended December 31, 1997, revenue for the Company's Carriers' Carrier Services was $31.0 million and EBITDA as a percentage of revenue ("EBITDA Margin") for the Company's Carriers' Carrier Services was 60%. As of December 31, 1997, the Company had remaining future long-term contract commitments for Carriers' Carrier Services totaling approximately $77.9 million. These contracts expire on various dates through 2006 and are expected to generate approximately $58.2 million in revenues to the Company through 2001, of which approximately $18.0 million are expected to be realized in 1998.

     The Company currently provides a variety of Retail Services, including retail long distance services such as traditional switched and dedicated long distance, 800/888 calling, calling card and operator services, Asynchronous Transfer Mode ("ATM"), frame relay, high capacity broadband private line services, as well as Internet, Intranet and Web page hosting and development services, and customer premise equipment installation and repair. The Company also offers local exchange services as part of its Retail Services in a majority of its markets. As of December 31, 1997, the Company provided Retail Services to over 7,700 business customers. The Company currently offers Retail Services in 15 metropolitan areas (including local exchange services in 11 markets) in Alabama, Florida, Georgia, Louisiana, North Carolina and South Carolina. The Company intends to provide a full range of Retail Services in a total of approximately 35 metropolitan areas throughout the southern United States over the next five years. For the year ended December 31, 1997, revenue for the Company's Retail Services was $83.6 million and EBITDA Margin for the Company's Retail Services was 4%.

     In connection with offering local exchange services, the Company has entered into an Interconnection Agreement (the "Interconnection Agreement") with BellSouth Telecommunications, Inc. ("BellSouth") to (i) resell BellSouth's local exchange services and (ii) interconnect the Company's network with BellSouth's network for the purpose of immediately gaining access to all of BellSouth's unbundled network elements. This agreement allows the Company to enter new markets with minimal capital expenditures and to offer local exchange services to its current customer base. The Interconnection Agreement currently allows the Company to provide local service on a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using Company-owned facilities. The terms of the Interconnection Agreement, including interim pricing terms agreed to by the Company and BellSouth, have been approved by state regulatory authorities in all states in which BellSouth operates, although they remain subject to review and modification by such authorities. In addition, the Interconnection Agreement does not resolve all operational issues, which issues the Company and BellSouth are continuing to negotiate to resolve. The Company believes that the Interconnection Agreement provides a foundation for it to provide local services on a reasonable commercial basis, but there can be no assurance in this regard and important issues remain unsettled as a result of legal and regulatory developments and related matters. The Interconnection Agreement expires in July 1999, and there can be no assurance that the Company will be able to renew it under favorable terms, or at all.

         ITC/\DeltaCom was incorporated in Delaware. The Company's principal executive offices are located at 1241 O.G. Skinner Drive, West Point, Georgia 31833, and its telephone number is (706) 645-3880.

HISTORY OF THE COMPANY

     ITC/\DeltaCom was incorporated in March 1997 as a wholly owned subsidiary of ITC Holding Company, Inc. ("ITC Holding"), to acquire and operate ITC Holding's Retail Services and Carriers' Carrier Services businesses. The Company acquired such businesses on July 25, 1997 in the Reorganization described below.

     Background. ITC Holding began providing operator and directory assistance services in March 1992 through its subsidiary, Eastern Telecom, Inc., which does business as InterQuest ("InterQuest"). Carriers' Carrier Services have been offered since April 1992 through Interstate FiberNet, a partnership originally formed by ITC Holding (with a 49% interest) and SCANA Communications, Inc. ("SCANA") (with a 51% interest). In August 1994, ITC Holding acquired SCANA's interest in Interstate FiberNet through ITC Transmission Systems II, Inc., a wholly owned subsidiary of ITC Holding ("Transmission II"). Also in August 1994, ITC Holding and SCANA formed a second partnership, Gulf States FiberNet, to construct and operate a fiber optic route primarily between Atlanta, Georgia and Shreveport, Louisiana with several supplemental spur routes. In a transaction consummated in March 1997 (the "Gulf States Acquisition"), ITC Holding acquired SCANA's 64% partnership interest in Gulf States FiberNet and certain fiber and fiber-related assets, including a significant customer contract for network services in Georgia (the "Georgia Fiber Assets"). Following the Gulf States Acquisition, ITC Holding contributed the remaining 64% interest in Gulf States FiberNet to Gulf States Transmission Systems, Inc., a wholly owned subsidiary of ITC Holding ("Gulf States Transmission"), and the Georgia Fiber Assets to ITC Transmission Systems, Inc., a wholly owned subsidiary of ITC Holding ("Transmission"). Members of the Company's management have been managing the businesses of both Interstate FiberNet and Gulf States FiberNet since their inception.

     In January 1996, through its acquisition (the "DeltaCom Acquisition") of DeltaCom, Inc., which has been renamed ITC/\DeltaCom Communications, Inc. ("DeltaCom"), ITC Holding entered the retail long distance business and acquired several fiber optic routes within the state of Alabama that complemented the existing networks operated by Interstate FiberNet (including a fiber optic route from Atlanta, Georgia to Columbus, Georgia) and Gulf States FiberNet. DeltaCom, a provider of telecommunications services since its inception in 1982, provides long distance services to mid-sized businesses primarily in Alabama. In July 1996, DeltaCom purchased substantially all of the assets of Viper Computer Systems, Inc. ("ViperNet"), which provides Internet access, Web-hosting and Web page development services to business customers.

     To finance the DeltaCom Acquisition and to refinance existing DeltaCom debt, ITC Holding incurred approximately $74.0 million of indebtedness, which was pushed down to the Company (the "DeltaCom Indebtedness"). The aggregate consideration paid by ITC Holding in the Gulf States Acquisition was approximately $27.9 million, of which $10.0 million consisted of an unsecured note (the "SCANA Note") which was repaid in November 1997, and $17.9 million consisted of ITC Holding preferred stock. In connection with the Gulf States Acquisition, Gulf States Transmission borrowed $41.6 million under a credit facility (the "Bridge Facility") with NationsBank, N.A., to refinance a project loan incurred by Gulf States FiberNet.

     1997 Notes Offering; Planned Redemption. On June 3, 1997, the Company completed the sale (the "1997 Notes Offering") of $200.0 million principal amount of its 11% Senior Notes due 2007 (the "1997 Notes"). The net proceeds from the sale of the 1997 Notes, other than the portion of such proceeds invested in U.S. government securities pledged to secure and fund the first six scheduled interest payments on the 1997 Notes, were released to the Company upon consummation of the Reorganization described below. The Company has issued notice that on April 2, 1998 it intends to redeem $70.0 million principal amount of the 1997 Notes (the "Planned Redemption") with proceeds remaining from the Equity Offering described below, at an aggregate redemption price of 111% of such principal amount, plus accrued and unpaid interest to April 2, 1998.

     Reorganization. On July 25, 1997, ITC Holding contributed to the Company in a series of transactions the businesses of Interstate FiberNet, Gulf States FiberNet, DeltaCom and InterQuest. In connection with such transactions, approximately $31.0 million of the $74.0 million of the DeltaCom Indebtedness was forgiven by ITC Holding and contributed to the Company as additional equity. Following the Reorganization, the Company repaid the remaining $43.0 million of the DeltaCom Indebtedness, accrued interest on all $74.0 million of such indebtedness and the $41.6 million of indebtedness outstanding under the Bridge Facility and accrued interest thereon with a portion of the net proceeds from the 1997 Notes Offering. On October 20, 1997, as part of a reorganization of the ITC Holding group of companies, ITC Holding transferred all of its assets (other than its stock in the Company) and all of its liabilities to another entity (which is now called ITC Holding Company, Inc.) and then merged with and into the Company, which was the surviving corporation in the merger. On December 31, 1997, Gulf States Transmission merged with and into Interstate FiberNet, Inc. a wholly owned subsidiary of the Company. The foregoing transactions are collectively referred to herein as the "Reorganization."

     Initial Public Offering. On October 29, 1997, the Company completed an initial public offering of common stock, par value $.01 per share, in which it issued 5,750,000 shares at a price of $16.50 per share (the "Equity Offering"). Up to $77.7 million of the net proceeds of the Equity Offering are to be used to fund the Planned Redemption. See "--1997 Notes Offering; Planned Redemption."

     1998 Notes Offering; Modification of Credit Facility. On March 3, 1998, the Company completed the sale (the "1998 Notes Offering") at a price of 99.9% of $160.0 million principal amount of its 8-7/8% Senior Notes due 2008 (the "1998 Notes," together with the 1997 Notes, collectively, the "Notes"). Additionally, the Company has modified its secured revolving credit facility (the "Credit Facility") to, among other things, reduce available borrowings from $100.0 million to $50.0 million. See "--Description of Certain Indebtedness."

INDUSTRY OVERVIEW

     The long distance and local telecommunications markets are currently undergoing substantial changes, including fundamental changes resulting from the February 8, 1996 enactment of the Telecommunications Act of 1996 (the "Telecommunications Act"), and the Company believes that it is well positioned to take advantage of these developments.

     Long Distance Services. Until 1984, AT&T largely monopolized local and long distance telephone services in the United States. Technological developments gradually enabled others to compete with AT&T in the long distance market. In 1984, largely as the result of a court decree, AT&T was required to divest its local telephone systems but was permitted to retain its long distance operations. Since 1984, competition in the long distance market has increased, service levels have improved, product offerings have increased and prices for long distance services have generally declined, all of which has resulted in increased consumer demand and significant market growth for long distance services. The increase in competition among long distance providers has also resulted in a growing trend toward industry consolidation.

     Local Services. The market for local exchange services consists of a number of distinct service components. These service components are defined by specific regulatory tariff classifications including: (i) local network services, which generally include basic dial tone, enhanced calling features and data services (dedicated point-to-point and frame relay service); (ii) network access services, which consist of access provided by local exchange carriers to long distance network carriers; (iii) short-haul long distance network services, which include intraLATA long distance calls; and (iv) other varied services, including the publication of "white page" and "yellow page" telephone directories. Industry sources have estimated that the 1995 aggregate revenues of all local exchange carriers approximated $95 billion. Until recently, there was virtually no competition in the local exchange markets.

     Since 1984, several factors have served to promote competition in the local exchange market, including: (i) rapidly growing customer demand for an alternative to the local exchange carrier monopoly, spurred partly by the development of competitive activities in the long distance market; (ii) advances in the technology for transmission of data and video, which require significant capacity and reliability levels; (iii) the development of fiber optics and digital electronic technology, which reduced network construction costs while increasing transmission speeds, capacity and reliability as compared to copper-based networks; (iv) the significant access charges interexchange carriers are required to pay to local exchange carriers to access the local exchange carriers' networks; and (v) a willingness on the part of legislators to enact and regulators to enforce legislation and regulations permitting and promoting competition in the local exchange market. In particular, the Telecommunications Act requires all local exchange carriers to "unbundle" their local network offerings and allow other providers of telecommunications services to interconnect with their facilities and equipment. Most significantly, the incumbent local exchange carriers will be required to complete local calls originated by the Company's customers and switched by the Company and to deliver inbound local calls to the Company for termination to its customers, assuring customers of unimpaired local calling ability. The Company expects to obtain access to incumbent carrier local "loop" facilities (the transmission lines connecting customers' premises to the public telephone network) on an unbundled basis at reasonable rates. In addition, local exchange carriers are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Local exchange carriers also are required to allow competitors non-discriminatory access to local exchange carrier pole attachments, conduit space and other rights-of-way. Moreover, states may not erect "barriers to entry" of local competition, although they may regulate such competition. The Company believes that, as a result of continued regulatory and technological changes and competitive trends, competitive local telecommunications companies have substantial opportunities for growth.

BUSINESS STRATEGY

     The Company's objectives are to maintain its leadership position in the provision of Carriers' Carrier Services and to become a leading provider of Retail Services in the southern United States. The Company intends to increase its market share in existing markets and expand into new markets. The principal elements of the Company's business strategy include the following:

     Providing Integrated Telecommunications Services to Its Existing Base of Mid-sized and Major Regional Business Customers. By providing additional telecommunications services such as local telephone service to its existing, well-established base of long distance customers, the Company expects to be able to increase revenues at relatively low incremental cost. The Company believes that bundling a variety of telecommunications services and presenting customers with one fully integrated monthly billing statement for all of those services will allow it to penetrate its target markets rapidly and build customer loyalty. The Company believes that there is substantial demand in its target markets among mid-sized and major regional business customers for an integrated package of telecommunications services that meets all of their telecommunications needs.

     Leveraging Its Extensive Fiber Optic Network. The Company intends to leverage its extensive fiber optic network, which currently reaches over 60 POPs, by (i) continuing to provide switched and transport services to other communications carriers throughout its region to enable such carriers to diversify their routes and expand their networks; (ii) targeting customers that need to transmit large amounts of data within the Company's service region, such as banks and local and state governments; and (iii) offering local exchange services to its business customers as part of its integrated package of telecommunications services. The Company intends initially to provide local exchange services by reselling the services of incumbent local exchange carriers and, in some established markets, using its own local switching facilities. Over time, the Company expects to provide local services primarily using the Company's own switching facilities and existing regional fiber optic network, supplemented by unbundled facilities of incumbent local exchange carriers or other competitive local exchange carriers. The configuration of the Company's network enables the Company to expand its network by installing additional remote local switches, which operate in conjunction with the Company's DMS-500 switches to provide facilities-based local services. Because remote local switches are less expensive to purchase and install than DMS-500 switches, and can be installed more quickly than DMS-500 switches, the Company believes that it will be able to enter new markets at less expense than many of its competitors. At present, the Company does not plan to construct intra-city local loop facilities.

     Focusing on the Southern United States. The Company intends to continue to focus on the southern United States in order to leverage its extensive telecommunications network in the region. The Company believes that its regional focus will enable it to take advantage of economies of scale in management, network operations and sales and marketing. The regional concentration of the Company's network also provides an opportunity for improved margins because a high portion of the Company's customers' telecommunications traffic originates and terminates within the region. The Company also believes that its regional focus will enable it to build on its long-standing customer and business relationships in the region.

     Building Market Share Through Personalized Customer Service. The Company believes that the key to revenue growth in its target markets is capturing and retaining customers by emphasizing marketing, sales and customer service. Management believes that customers prefer one company to be accountable for their telecommunications services, and that a consultative, face-to-face sales and service strategy is the most effective method of acquiring and maintaining a high quality customer base. The Company seeks to obtain long-term commitments from its business customers by responding rapidly and creatively to their telecommunications needs. The Company currently operates 16 branch offices in 15 markets in Alabama, Florida, Georgia, Louisiana, North Carolina and South Carolina. Each branch office is staffed by personnel capable of marketing all of the Company's products and providing comprehensive support to the Company's customers. In the future, the Company expects to expand significantly its direct sales force and open branch offices in additional major and secondary population centers in the southern United States.

     Expanding Its Fiber Optic Network and Switching Facilities. The Company expects to expand its fiber optic telecommunications network and switching facilities to include additional markets within the southern United States. The Company currently owns and operates approximately 3,300 route miles of fiber optic network extending from Georgia to Texas. The Company also markets and manages capacity on 3,000 additional network route miles through its strategic relationships principally with public utilities. In addition, the Company has a buy-sell agreement with Carolinas Fibernet, LLC, which manages fiber optic facilities in North Carolina and South Carolina. This agreement enables the parties to buy and sell capacity on each other's networks and allows the Company to provide customers with access to POPs throughout those states. The Company believes that, by continuing to combine its owned network with the networks of public utilities and by adding switching facilities throughout its network, it will be able to achieve capital efficiencies and rapidly expand its network in a cost-effective manner.

     Leveraging Proven Management Team. The Company's management team consists of experienced telecommunications managers who in the past have successfully implemented a customer-focused long distance telecommunications strategy in the southern United States. Members of the team include Andrew Walker, Chief Executive Officer of the Company, Foster McDonald, President of the Company, and Douglas Shumate, Chief Financial Officer of the Company.

SERVICES AND FACILITIES

     Services. The Company currently provides two basic services: (i) Retail Services and (ii) Carriers' Carrier Services.

     Retail Services. Retail Services involve the provision of voice, data or video telecommunications services to end users or resellers. The Company currently provides several types of Retail Services, including basic long distance services (switched, dedicated, and calling card), dedicated Internet access, data network solutions (frame relay, ATM, point-to-point), local exchange services and the sale and installation of customer premise equipment. The Company intends to provide additional types of Retail Services in the future and expand the markets in which it offers local services as part of a bundled "one-stop" integrated telecommunications service which will offer customers a wide range of switch-based value-added services. The Company's customer-focused software and network architecture permits the Company to present its customers with one fully integrated monthly billing statement for the entire package of Retail Services.

     Set forth below are brief descriptions of the Company's Retail Services:

          Local Services. The Company currently provides local exchange services by reselling the services of incumbent local exchange carriers. Over time, the Company expects to provide local services primarily using the Company's own switching facilities and existing regional fiber optic network, supplemented by unbundled facilities of incumbent local exchange carriers or other competitive local exchange carriers. The Company offers local exchange services in 11 of the 15 markets in which it currently provides Retail Services and expects to offer local services in a total of 21 markets by the end of 1998.

          In connection with offering local services, the Company has entered into the Interconnection Agreement with BellSouth to (i) resell BellSouth's local exchange services and (ii) interconnect the Company's network with BellSouth's network for the purpose of immediately gaining access to the unbundled network elements necessary to provide local exchange services. The Interconnection Agreement contains "most favored nation" provisions which grant the Company the right to obtain the benefit of any arrangements entered into during the term of the Interconnection Agreement between BellSouth and any other carrier that materially differ from the rates, terms or conditions of the Interconnection Agreement. Under the Interconnection Agreement, each party may resell one or more unbundled network elements of the other party at agreed upon prices set forth in the Interconnection Agreement. In addition, each party is required to pay for the interconnection trunks needed to terminate traffic into the other party's local network, with the costs of certain two-way interconnection trunks and ports to be shared by the Company and BellSouth.

          The Interconnection Agreement has a term of two years beginning July 1, 1997, and requires the parties to begin to negotiate renewal terms by July 1, 1998 for interconnection commencing July 1, 1999. The Company and BellSouth have begun negotiations to renew the terms of the Interconnection Agreement. In the event the parties fail to agree on such renewal terms, they have agreed to operate under the existing terms, pending a determination of new terms by a state commission.

          Long Distance. The Company offers a full range of retail long distance services, including traditional switched and dedicated long distance, 800/888 calling, international, calling card and operator services.

          Data Services. The Company provides high quality data services to its customers primarily using frame relay switches distributed strategically throughout the Company's network, which enables customers to use a single network connection to communicate with multiple sites throughout the Company's fiber optic network. The Company currently provides ATM services on a resale basis. Beginning in the third quarter of 1998, the Company intends to offer ATM services on its own network, providing data services to customers that need to transmit large amounts of data within the Company's service region, such as banks and local and state governments. The Company will continue to seek, through strategic business relationships with other providers, to interconnect its fiber optic network with the fiber optic networks of other companies. The Company anticipates increased demand for data services in the future, and expects that in the future a larger percentage of its revenues will be derived from the sale of dedicated data services.

          Internet Access, Intranet Services and Web Development. Since its acquisition in 1996 of substantially all of the assets of ViperNet, an Internet access provider and Web page developer for business customers, the Company has provided dedicated (frame relay) Internet access and Intranet services, electronic mail, Web page design and Web hosting services. The Company expects that mid-sized and larger businesses will require faster Internet access and larger bandwidth in the future, and intends to offer products that will meet that demand.

          Customer Premise Equipment. The Company sells and installs customer premise equipment such as telephones, office switchboard systems and, to a lesser extent, private branch exchanges (PBX) for customers in the Huntsville, Mobile, Birmingham, Dothan and Montgomery, Alabama and Greenville, South Carolina markets. The Company intends to offer customer premise equipment sales and installation in additional markets in the future, with the goals of (i) enhancing and supporting the Company's sale of local and long distance services and (ii) enhancing customer retention. The Company plans to form relationships with local customer premise equipment installation companies in all of its markets for the purpose of selling and installing customer premise equipment not otherwise provided by the Company.

     Carriers' Carrier Services. The Company's Carriers' Carrier Services are used by customers, such as major telecommunications carriers and non-facilities based carriers that have switches but do not own transmission facilities, to transport their already-switched traffic between LATAs. Calls being transmitted over a long-haul circuit for a customer are generally routed by the customer through a switch to a receiving terminal in the Company's network. The Company transmits the signals over a long-haul circuit to the terminal where the signals are to exit the Company's network. The signals are then routed by the customer through another switch and to the call recipient through a local exchange carrier. The Company provides DS-1, DS-3 and OC-N services. OC-N services are used by the Company's customers for very high capacity inter-city connectivity and specialized high speed data networking. The interface between the Company's network and the customer's facilities is by either local exchange carrier or a direct connection between the Company's network and the facilities of the customer. The Company typically bills the customers a fixed monthly rate depending on the capacity and length of the circuit, regardless of the amount the circuit is actually used.

     Facilities. The Company owns or manages approximately 6,300 route miles of a high quality fiber optic network which covers portions of ten states in the southern United States and extends to over 60 POPs. These POPs are located in almost all major population centers in the areas covered by the fiber optic network and in a significant number of smaller cities where the Company's only competitor is the incumbent local exchange carrier.

     The Company owns approximately 3,300 route miles of its fiber optic network, which the Company has built or acquired since 1992. In addition, the Company has strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which the Company markets, sells and manages capacity on approximately 3,000 route miles of network owned and operated by the utilities.

     In addition, the Company is able to purchase network capacity to certain cities not covered by the Company's owned and managed network in North Carolina and South Carolina pursuant to a buy-sell agreement with Carolinas Fibernet, LLC, which manages fiber optic facilities in North Carolina and South Carolina. This agreement enables the parties to buy and sell capacity on each other's networks at pre-established prices which are generally favorable to the prices for such capacity available in the open market. Under this agreement, neither party is responsible for network maintenance charges relating to the other party's network.

     The Company expects to add approximately 800 owned and operated route miles to its fiber optic network by the end of 1998 through long-term dark fiber leases. In addition, as part of its strategy, the Company intends to continue to evaluate the potential expansion of its network through a combination of new construction, long-term dark fiber leases and fiber swap transactions, depending on the extent of capital required over the economic life of the fiber assets to be deployed.

     The Company's decision to further expand its fiber optic network will be based on various factors, including: (i) the number of its customers in a market; (ii) the anticipated operating cost savings associated with such construction; and (iii) any strategic relationships with owners of existing infrastructure (e.g., utilities and cable operators). Through its strategic relationships with public utility companies, the Company believes that it will be able to achieve capital efficiencies in constructing and expanding its fiber optic network in a rapid and cost-effective manner. The Company also believes that its fiber optic network, in combination with its personalized approach to customer service, will create an attractive customer-focused platform for the provision of local, long distance and enhanced services.

     The Company has implemented electronic redundancy throughout its network, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure. Approximately 50% of the Company's owned and operated fiber optic network is also protected by geographically diverse routing, a network design (also called a "self healing ring") which enables traffic to be rerouted to an entirely different fiber optic cable (assuming capacity is available) in the event of a total cable cut. The Company is continuing to increase the geographic diversity of its fiber optic network, and expects to have 80% of its network protected in this manner by the first quarter of 1999.

     The Company's switching facilities currently consist of Nortel DMS 500 switches in Birmingham, Alabama and Columbia, South Carolina and a Nortel DMS 250 switch in Arab, Alabama. The Arab switch is capable of handling long distance switching and the Birmingham and Columbia DMS 500 switches are capable of handling both local and long distance switching. These installations enable the Company to market its Retail Services, including local services, on a switch-based facilities basis in, among other markets, Huntsville, Birmingham and Montgomery, Alabama; Greenville, Columbia and Charleston, South Carolina; Charlotte, North Carolina; and Atlanta, Georgia. The Company expects to place Nortel DMS 500 switches into service in Ocala, Florida and Atlanta, Georgia by the third quarter of 1998. The Company intends to place additional switches strategically along its fiber optic network over the next five years. The Company also intends to deploy a significant number of Nortel Access Nodes in the majority of the markets which the Company intends to serve. The additional switches and nodes will allow the Company to perform local and long distance switching in its markets on a host/remote type relationship to the applicable DMS 500 switch. The Nortel Access Nodes will be connected to the Company's DMS 500 switching platform, utilizing the Company's fiber optic network wherever possible. This networking design, together with the Interconnection Agreement, will enable the Company to be a facilities-based provider of local and long distance services in all of the markets that it intends to enter. For those markets in which the Company intends to resell the services of incumbent local exchange carriers, the Company's platform will be BellSouth's Centrex product, known as MultiServ, which provides full feature functionality, such as caller identification, call waiting, remote call forwarding, call blocking, anonymous call rejection and conference calling.

     The Company is a member of the Associated Communications Companies of America (the "ACCA"), a 12-member trade association that negotiates with carriers for wholesale telecommunications services for its members. The collective buying power of its members enables the ACCA to negotiate as if it were one of the larger long distance providers in the United States.

     The Company's data network currently consists of six Cascade 9000 frame relay switches located in Atlanta and West Point, Georgia; Birmingham, Montgomery and Arab, Alabama; and Columbia, South Carolina. The Company's data network connects with BellSouth's and Intermedia Communications' frame relay networks to provide nationwide connectivity for the Company's customers. The data network currently serves over 105 customers connected to approximately 1,200 customer locations. The Company's Cascade frame relay switches have the capability to provide ATM connectivity, and the Company has one ATM connection to the Internet. The Company intends to strategically locate additional frame relay and ATM switch sites over the next five years, with approximately 13 frame relay switches and eight ATM switches being added in 1998. These frame relay and ATM switches will be collocated with the Company's DMS-500 switches at strategic network facility locations where possible, and will create a data backbone which will support the Company's data services.

SALES AND MARKETING

     Retail Services. The Company focuses its sales efforts on mid-sized and major regional businesses in the southern United States. The Company believes that it can effectively compete for business customers based upon service, product diversity, price and reliability. The Company's sales force, composed of direct sales personnel, technical consultants and technicians, markets the Company's long distance and local communications services. The Company's management believes that high quality employee training is a prerequisite for superior customer service, and as a result each member of the Company's sales force is required to complete the Company's intensive training program. The Company's marketing strategy is built upon the belief that customers prefer to hold one company accountable for all of their telecommunications services. Each branch office provides technical assistance for its voice, data, Internet and customer premise equipment as required. Customers are assured a single point of contact, 24 hours a day, seven days a week.

     Marketing to mid-sized and major regional businesses is currently conducted by over 85 direct sales personnel (and over 120 other field personnel) located in 16 branch offices in 15 markets in the southern United States. In the future, the Company expects to expand significantly its direct sales force and open branch offices in additional major and secondary population centers in the southern United States. The Company's sales personnel make direct calls to prospective and existing business customers, conduct analyses of business customers' usage histories and service needs, and demonstrate how the Company's service package will improve a customer's communications capabilities and costs. Sales personnel locate potential business customers by several methods, including customer referral, market research, telemarketing and other networking alliances such as endorsement agreements with trade associations and local chambers of commerce. The Company's sales personnel work closely with the Company's network engineers and information systems consultants to design new service products and applications. The Company's branch offices are also primarily responsible for coordinating service and customer premise equipment installation activities. Technicians survey customers' premises to assess power and space requirements, and coordinate delivery, installation and testing of equipment.

     A primary element of the Company's Retail Services marketing strategy is to enter into contracts with its customers. Those agreements generally provide for payment in arrears based on minutes of use for switched services and in advance for private line services. The agreements generally also provide that the customer may terminate the affected service without penalty in the event of substantial and prolonged outages arising from causes within the Company's control, and for certain other defined causes. Generally, the agreements provide that the customer must utilize at least a minimum dollar amount (measured by dollars or minutes of use) of switched long distance services per month for the term of the agreement.

     In addition, the Company markets its business communication services through advertisements, event sponsorships, trade journals, direct mail and trade forums. Because the Company intends to distinguish its retail products largely on the convenience of its single communications bundle and the benefits of the Company's comprehensive, individualized and innovative customer support, the Company believes that advertising will play a larger role in its marketing strategy than it has in the past.

     Carriers' Carrier Services. The Company has long-haul circuit contracts with major long distance carriers, including AT&T, MCI, Sprint, WorldCom, Cable & Wireless, LCI, Frontier and IXC. As of December 31, 1997, the Company had remaining future long term contract commitments totaling approximately $77.9 million. These contracts expire on various dates through 2006 and are expected to generate approximately $58.2 million in revenues to the Company through 2001, of which $18.0 million are expected to be realized in 1998. The Company also provides long-haul transmission to customers after contract expiration on a month-to-month basis. The Company's long-haul contracts provide for fixed monthly payments, generally in advance. Although sales volumes from particular customers vary from year to year, the Company has historically enjoyed high customer retention and circuit renewal rates.

     The Company believes that it can continue to compete effectively in the wholesale, carrier-to-carrier market on the basis of price, reliability, state-of-the-art technology, route diversity, ease of ordering and customer service. The Company believes that demand for its Carriers' Carrier Services will increase as the incumbent local exchange carriers begin competing in the long distance market.

COMPETITION

     The telecommunications industry is highly competitive. The Company competes primarily on the basis of price, availability, transmission quality, reliability, customer service and variety of product offerings. The ability of the Company to compete effectively will depend on its ability to maintain high quality services at prices generally equal to or below those charged by its competitors. In particular, price competition in the retail and carrier's carrier long distance markets has generally been intense and is expected to increase. Many of the Company's competitors (such as AT&T, MCI, Sprint and WorldCom on an interexchange basis and BellSouth on an intraLATA basis) have substantially greater financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than the Company and utilize more extensive transmission networks than the Company. In addition, IXC, Qwest Communications International Inc. ("Qwest") and Williams Communications are constructing nationwide fiber optic systems, including routes through portions of the southern United States. The Company will also increasingly face competition in the long distance market from local exchange carriers, switchless resellers, and satellite carriers and may eventually compete with public utilities and cable companies. The Company also may increasingly face competition from firms offering long distance data and voice services over the Internet. Such firms could enjoy a significant cost advantage because at this time they do not pay carrier access charges or universal service fees.

     Regional Bell Operating Companies such as BellSouth are now allowed to provide interLATA long distance services outside their home regions, as well as interLATA mobile services within their regions. Under the Telecommunications Act, the Regional Bell Operating Companies will be allowed to provide interLATA long distance services within their regions after meeting certain requirements intended to foster opportunities for local telephone competition. The Regional Bell Operating Companies already have extensive fiber optic cable, switching, and other network facilities in their respective regions that can be used for their long distance services. BellSouth and other Regional Bell Operating Companies are already beginning to take steps toward obtaining approval to provide in-region long distance services. The FCC forced the withdrawal of the first Regional Bell Operating Company request for in-region long distance authority, and rejected the next four applications, including applications by BellSouth to provide interLATA service in South Carolina and Louisiana. However, there can be no assurance that such approvals will be delayed until local competition is established. Furthermore, on December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that the Telecommunications Act provisions restricting interLATA service by the Regional Bell Operating Companies were unconstitutional. Although that decision has been stayed pending appeal, it would, if sustained, allow BellSouth to enter the interLATA market on a region-wide basis irrespective of the progress towards local exchange service competition.

     The Company's principal competitor for local exchange services will be the incumbent local exchange carrier in the particular market, including BellSouth in virtually all of the Company's initial market areas. The incumbent local exchange carriers will enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including their preexisting customer relationship with all or virtually all end users. Furthermore, the

Company will be highly dependent on the competing incumbent local exchange carrier for local network facilities and wholesale services required in order for the Company to assemble its own local retail products. The Company will also face competition from competitive local exchange carriers, some of whom have already established local operations in the Company's target markets. See "Risk Factors--Dependence on Incumbent Local Exchange Carriers."

     Large long distance carriers, such as AT&T, MCI, Sprint and WorldCom have begun to offer local services together with their long distance telecommunications services in certain markets, and are expected to expand that activity as opportunities created by the Telecommunications Act develop. In addition, incumbent local exchange carriers are expected to compete in each other's markets in some cases. For example, BellSouth has recently announced plans to provide local services within its geographic region in competition with independent telephone companies. Wireless telecommunications providers may develop into effective substitutes for wireline local telephone service. The Company also competes with numerous direct marketers and telemarketers and equipment vendors and installers with respect to certain portions of its business.

     A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition faced by the Company or the Company's carrier customers. For example, WorldCom has a pending agreement to merge with MCI. WorldCom also has acquired competitive local exchange carriers, including MFS Communications Company, Inc. and Brooks Fiber Properties, Inc. In March 1997, BellSouth and International Business Machines Corp. ("IBM") announced an alliance to provide Internet and Intranet services to businesses in the South and, in January 1998, AT&T announced plans to acquire another competitive local exchange carrier, Teleport Communications Group Inc. ("TCG"). Additionally, in March 1998, Qwest announced its intention to acquire LCI, which combination would result in the nation's fourth-largest long distance carrier. The telecommunications market is very dynamic, and additional competitive changes are likely in the future.

REGULATION

     Overview. The Company's services are subject to federal, state and local regulation. The Company, through its wholly owned subsidiaries, holds various federal and state regulatory authorizations. The FCC exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over certain issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require the Company to obtain licenses, permits or franchises in order to use the public rights of way necessary to install and operate its networks.

     Federal Regulation. The Company is categorized as a non-dominant carrier by the FCC, and as a result is subject to relatively limited regulation of its interstate and international services. Certain general policies and rules apply, as well as certain reporting requirements, but the Company's rates are not reviewed. The Company has all the operating authority required by the FCC to conduct its long distance business. As a non-dominant carrier, the Company may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required.

     The FCC also imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. There can be no assurance that the FCC or third parties will not raise issues with regard to the Company's compliance with applicable laws and regulations.

     The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance service. The FCC has recently implemented changes to its interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. These changes reduce per-minute access charges and substitute new per-line flat-rate monthly charges. These actions, along with additional changes to occur later this year and in subsequent years, are expected to reduce access rates, and hence the cost of providing long distance service, especially to business customers. However, the full impact of the FCC's new decisions will not be known until those decisions are implemented over the next several years, during which time those decisions may be revised. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like the Company will pay a fee calculated as a percentage of their revenues to support these goals. The full implications of this decision also remain uncertain and subject to change. In addition, the FCC and the courts are considering related questions regarding the applicability of access charge and universal service fees to Internet service providers. Currently such providers are not subject to these expenses. However, the incumbent local exchange carriers and other parties argue that this exemption unfairly advantages Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications. The Company is not in a position to determine how these access and universal service matters will be resolved, and whether or not such resolution will be harmful to its competitive position.

     The Telecommunications Act also gives the FCC a role, working with the state public utility commissions ("PUCs"), in establishing rules for the implementation of local telephone competition. The Telecommunications Act imposes a variety of new duties on incumbent local exchange carriers in order to promote competition in local exchange and access services, and the FCC has authority to develop rules to implement these duties. Some smaller independent incumbent local exchange carriers may seek suspension or modification of these obligations, and some companies serving rural areas are exempt from them.

     In that regard, on August 8, 1996, the FCC adopted the Interconnection Decision (the "Decision") to implement the interconnection, resale and number portability provisions of the Telecommunications Act. The Decision establishes rules pursuant to which incumbent local exchange carriers interconnect their networks with the networks of competitive local exchange carriers at rates that are reasonable and non-discriminatory. The Decision also establishes rules governing the rights of competitive local exchange carriers to obtain and use elements of the incumbent local exchange carriers' networks at cost-based rates either to supplement or substitute for alternative local network facilities that the competitive local exchange carrier would otherwise be required to install. The Decision sets rules governing competitive local exchange carrier access to wholesale versions of the incumbent local exchange carriers' retail local services for resale. The incumbent local exchange carriers are required to establish administrative support systems so that these services and functionalities can be made available to other carriers on a nondiscriminatory basis. The Decision also created rules to deal with reciprocal compensation for the transport and termination of local telecommunications, non-discriminatory access to rights of way, and related matters. A related FCC order adopted the same day established rules implementing the Telecommunications Act with respect to local and toll dialing parity among competitors; nondiscriminatory access to telephone numbers, operator services, directory assistance and listings, and network information; and reform of numbering administration.

     The FCC's rules were challenged in the federal courts by GTE, the Regional Bell Operating Companies, large independent incumbent local exchange carriers and state regulatory commissions.

On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit ("Eighth Circuit") issued a stay of the implementation of certain of the FCC's rules and on July 18 and October 14, 1997, the same Court issued decisions finding that the FCC lacked statutory authority under the Telecommunications Act for certain of its rules. In particular, the Eighth Circuit found that the FCC was not empowered to establish the pricing standards governing unbundled local network elements or wholesale local services of the incumbent local exchange carriers, or to require such carriers to provide network elements in a combined form. The Eighth Circuit also struck down other FCC rules, including one that would have enabled new entrants to "pick and choose" from provisions of established interconnection agreements between the incumbent local exchange carriers and other carriers. The Eighth Circuit, however, rejected certain other objections to the FCC rules brought by the incumbent local exchange carriers or the states, including challenges to the FCC's definition of unbundled elements, and to the FCC's rules allowing new competitors to create their own networks by combining incumbent local exchange carrier network elements together without adding additional facilities of their own. The overall impact of the Eighth Circuit's decisions are to limit the obligations of incumbent local exchange carriers as originally interpreted by the FCC, materially reduce the role of the FCC in fostering local competition, including its ability to take enforcement action if the Telecommunications Act is violated, and increase the role of state utility commissions. On January 26, 1998, the Supreme Court granted a request by the FCC and other parties to review the Eighth Circuit decisions. The Supreme Court is not expected to complete this process until late 1998 or early 1999. Meanwhile, certain state commissions have asserted that they will be active in promoting local telephone competition using the authority they have under the Eighth Circuit decisions, which may lessen the significance of the reduced FCC role. At this time the impact of the Eighth Circuit's decisions cannot be evaluated and there can be no assurance that these decisions and related developments will not have a material adverse effect on the Company. Furthermore, other FCC rules related to local telephone competition remain the subject of legal challenges. For example, on August 22, 1997, the Eighth Circuit issued a separate order striking down certain FCC rules regarding dialing parity for new competitors. There can be no assurance that these and other pending decisions affecting local competition will not be adverse to companies seeking to enter the local telephone market.

     There can be no assurance that the FCC's remaining rules (including such rules that may be reinstated by the Supreme Court, if any), together with rules adopted by state public utility commissions, will be implemented in a manner that will permit local telephone competition to develop to a substantial extent and without significant delays. For example, many new carriers, including the Company, have experienced problems with respect to the operational support systems used by new carriers to order and receive network elements and wholesale services from the incumbent local exchange carriers. These systems are necessary for new carriers like the Company to provide local service to customers on a timely and competitive basis. The FCC has recently created a task force to examine problems that have slowed the development of local telephone competition.

     The Company has entered into the Interconnection Agreement with BellSouth. The Interconnection Agreement currently allows the Company to provide local service on a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using Company-owned facilities. The Company and BellSouth have agreed on interim pricing terms for such resale and purchase of unbundled network elements. The terms of the Interconnection Agreement, including the interim pricing terms, are subject to the approval of the PUCs regulating the Company's markets. Such approval has been received from the PUCs of Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. In addition, the Interconnection Agreement does not resolve all operational issues, particularly those relating to the collocation of the Company's equipment with that of BellSouth. The Company and BellSouth are continuing to negotiate to resolve such issues. The Company expects that the Interconnection Agreement will provide a foundation for it to provide local service on a reasonable commercial basis, but there can be no assurance in this regard and important issues remain unsettled as a result of the Court decision and related matters. See "Risk Factors--Dependence on Incumbent Local Exchange Carriers."

     The Company expects to negotiate similar interconnection agreements with other incumbent local exchange carriers. However, other carriers who have preceded the Company in the negotiation process with certain of these incumbent local exchange carriers have expressed dissatisfaction with some of the terms of their agreements, or with the operational support systems by which they obtain the interconnection they require to provide local services to end users.

     As a general matter, no assurance is possible regarding how quickly or how adequately the Company will be able to take advantage of the opportunities created by the Telecommunications Act. The Company could be adversely affected if the court decision reversing some of the new FCC rules, or problems in the related arbitration and negotiation process, result in increasing the cost of using incumbent local exchange carrier network elements or services, or if such actions otherwise result in delays in the implementation of the Telecommunications Act or impediments to the development of local telephone competition.

     The Telecommunications Act also imposes certain duties on non-incumbent local exchange carriers, such as the Company. These duties include the obligation to complete calls originated by competing carriers under reciprocal arrangements or through mutual exchange of traffic without explicit payment; the obligation to permit resale of their telecommunications services without unreasonable restrictions or conditions; and the duty to provide dialing parity, number portability, and access to rights of way. The Company does not anticipate that these obligations will impose a material burden on its operations. However, in view of the fact that local telephone competition is still in its infancy and implementation of the Telecommunications Act has just begun, there can be no assurance in this regard.

     The Telecommunications Act also establishes the foundation for substantial additional competition with the Company's long distance operations through elimination or modification of previous prohibitions on the provision of interLATA long distance services by the Regional Bell Operating Companies and GTE. The Regional Bell Operating Companies are now permitted to provide interLATA long distance service outside those states in which they provide local exchange service ("out-of-region long distance service") upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. They also are allowed to provide long distance services for their cellular and other mobile services within the regions in which they also provide local exchange service ("in-region service"). Under the Telecommunications Act, the Regional Bell Operating Companies will be allowed to provide wireline in-region services upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements. GTE is permitted to enter the long distance market without regard to limitations by region. GTE is also subject to the provisions of the Telecommunications Act that impose interconnection and other requirements on local exchange carriers. BellSouth and other Regional Bell Operating Companies have begun to take actions directed towards obtaining authority from the FCC to offer in-region long distance services in certain of the states in their respective regions. The FCC forced the withdrawal of the first Regional Bell Operating Company request for in-region long distance authority, and rejected the next four applications, including applications by BellSouth to provide interLATA service in South Carolina and Louisiana. However, there can be no assurance that such approvals will be delayed until local competition is established. There can be no assurance that the Regional Bell Operating Companies will be prevented from offering in-region long distance service until local competition is established. The Eight Circuit recently rejected the FCC's attempt to condition interLATA entry on compliance with certain pricing principles that the Court had previously found were outside the jurisdiction of the FCC to mandate as a general matter. Other court actions are now pending challenging the terms under which the FCC has denied an in-region application. Furthermore, on December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that the Telecommunications Act provisions restricting interLATA service by the Regional Bell Operating Companies were unconstitutional. Although that decision has been stayed pending appeal, it would, if sustained, allow BellSouth to enter the interLATA market on a region-wide basis irrespective of the state of local competition.

     The FCC has granted incumbent local exchange carriers certain flexibility in pricing their interstate special and switched access services. Under this pricing scheme, local exchange carriers may establish pricing zones based on access traffic density and charge different prices for access provided in each zone. The Company anticipates that the FCC will grant incumbent local exchange carriers increasing pricing flexibility as the number of interconnection agreements and competitors increases. In a pending rulemaking proceeding scheduled for completion soon, the FCC is expected to announce new and more specific policies regarding the conditions and timing under which incumbent local exchange carriers will be eligible for such increased pricing flexibility. There can be no assurance that such pricing flexibility will not place the Company at a competitive disadvantage, either as a purchaser of access for its long distance operations, or as a vendor of access to other carriers or end user customers.

     State Regulation. The Company is also subject to various state laws and regulations. Most public utility commissions require providers such as the Company to obtain authority from the commission prior to the initiation of service. In most states, including Alabama, Georgia and Florida, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. The Company also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and record-keeping requirements.

     Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that state utilities commissions or third parties will not raise issues with regard to the Company's compliance with applicable laws or regulations.

     The Company has all necessary authority to offer intrastate long distance services in Alabama, Arkansas, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and Wyoming. The Company is authorized to provide intrastate long distance service in the states of Arizona and Pennsylvania while certificates in those states are pending. An application for authority to provide intrastate long distance service is also pending in Minnesota. Applications will be filed, in the near future, in the states of Alaska and Hawaii. The Company seeks authority to provide long distance service in states outside of its target markets to enhance its ability to attract business customers with offices, or whose employees travel, outside of the Company's target markets.

     The Company now provides local exchange services in its region by reselling the retail local services of the incumbent local exchange carrier in a given territory and, in some established markets, using its own local switching facilities. The Company has obtained competitive local exchange carrier certification in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

     Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Telecommunications Act preempts the ability of states to forbid local service competition, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. However, these statutes and related questions arising from the Telecommunications Act will be elaborated further through rules and policy decisions made by PUCs in the process of addressing local service competition issues.

     The Company also will be heavily affected by state PUC decisions related to the incumbent local exchange carriers, particularly in view of the decisions of the Eighth Circuit noted above which recognizes a larger role for state utility commissions and a reduced role for the FCC. For example, PUCs have significant responsibility under the Telecommunications Act to oversee relationships between incumbent local exchange carriers and their new competitors with respect to such competitors' use of the incumbent local exchange carriers' network elements and wholesale local services. PUCs arbitrate interconnection agreements between the incumbent local exchange carriers and new competitors such as the Company when necessary. PUCs are considering incumbent local exchange carrier pricing issues in major proceedings now underway. PUCs will also determine how competitors can take advantage of the terms and conditions of interconnection agreements that incumbent local exchange carriers reach with other carriers. It is too early to evaluate how these matters will be resolved, or their impact on the ability of the Company to pursue its business plan.

     States also regulate the intrastate carrier access services of the incumbent local exchange carriers. The Company is required to pay such access charges to originate and terminate its intrastate long distance traffic. The Company could be adversely affected by high access charges, particularly to the extent that the incumbent local exchange carriers do not incur the same level of costs with respect to their own intrastate long distance services. In a related development, states also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, incumbent local exchange carriers such as BellSouth are proposing that states create funds that would be supported by potentially large payments by firms such as the Company based on their total intrastate revenues. Another issue is use by certain incumbent local exchange carriers, with the approval of PUCs, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or will be addressing various intraLATA dialing parity issues that may affect competition. The Company's business could be adversely affected by these or other developments.

     The Company also will be affected by how states regulate the retail prices of the incumbent local exchange carriers with which it competes. The Company believes that, as the degree of intrastate competition increases, the states will offer the incumbent local exchange carriers increasing pricing flexibility. This flexibility may present the incumbent local exchange carriers with an opportunity to subsidize services that compete with the Company's services with revenues generated from non-competitive services, thereby allowing incumbent local exchange carriers to offer competitive services at lower prices than they otherwise could. In a related development, BellSouth is seeking authority to create "CLEC" affiliates that would operate on a much less regulated basis and therefore could provide significant competition in the business market whether or not the traditional BellSouth local business receives more pricing flexibility. The Company cannot predict the extent to which these developments may occur or their impact on the Company's business.

     Local Government Authorizations and Related Rights of Way. The Company is required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights of way. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the incumbent local exchange carriers do not pay such franchise fees or pay fees that are substantially less than those required to be paid by the Company, although the Telecommunications Act requires that in the future such fees be applied in a competitively neutral manner. To the extent that, notwithstanding the Telecommunications Act, competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that the Company remove its facilities or abandon its network in place could have a material adverse effect on the Company. In addition, the Company would be adversely affected if it is unable to obtain additional authorization for new construction on reasonable terms. Furthermore, open issues exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

     General. The telecommunications market is in a period of substantial change and uncertainty. As the Telecommunications Act and related FCC and state actions are implemented, new issues are likely to arise that can affect the Company and its business plan. No assurance can be given that future regulatory developments will not have a materially adverse impact on the Company.

DESCRIPTION OF CERTAIN INDEBTEDNESS

     Credit Facility. The Company's wholly owned subsidiary, Interstate FiberNet, Inc. (the "Borrower"), has a credit agreement with NationsBank of Texas, N.A. (the "Credit Agreement") for a credit facility that will mature on February 24, 2003 (the "Credit Facility"). The Credit Agreement provides for a $50.0 million revolving Credit Facility to be used for working capital and other purposes, including refinancing indebtedness of the Borrower existing at the closing of the Credit Facility, capital expenditures and permitted acquisitions. The following summary of the material provisions of the Credit Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Credit Agreement. Certain capitalized terms used in this description of the Credit Facility are defined at the end of this section.

     Amounts drawn under the Credit Facility will bear interest, at the Borrower's option, at either the Base Rate or the LIBOR Rate, plus an Applicable Margin. The Applicable Margin will be an annual rate which will fluctuate based on the Borrower's Total Leverage Ratio and which will be between 1.125% and 0% for Base Rate borrowings and between 2.125% and 1.0% for LIBOR Rate borrowings.

     The Credit Agreement requires the Borrower to repay indebtedness outstanding under the Credit Facility with the net cash proceeds from sales of assets by the Company, the Borrower or the Borrower's subsidiaries other than in the ordinary course of business and from certain public or private issuances of equity securities or debt securities by the Company, the Borrower or the Borrower's subsidiaries.

     The Borrower's obligations under the Credit Facility are guaranteed by the Company and the Borrower's subsidiaries and are secured by a first priority lien on all current and future assets and properties of the Borrower and its subsidiaries, except for certain contract rights and interests in real estate, and by a first priority pledge of the stock of the Borrower and its subsidiaries.

     The Credit Agreement contains negative covenants limiting the ability of the Borrower, the Borrower's current and future subsidiaries and the Company to incur debt, create liens, pay dividends, make distributions or stock repurchases, make investments or capital expenditures, change their business, issue capital stock, engage in transactions with affiliates, sell assets, engage in mergers and acquisitions and assume or make guaranties. In addition, the Credit Agreement contains affirmative covenants, including covenants requiring compliance with laws, maintenance of corporate existence, licenses, properties and insurance, payment of taxes and performance of other material obligations and the delivery of financial and other information.

     The Credit Agreement restricts the Borrower from declaring and paying dividends or other distributions to the Company. However, the Borrower is permitted to pay dividends to the Company to pay scheduled interest on (i) the 1997 Notes beginning after the sixth scheduled interest payment and (ii) the 1998 Notes, unless at the time of such dividend or distribution an event of default (other than an event of default resulting solely from the breach of a representation or warranty) under the Credit Agreement exists or would be caused by such dividend or distribution; provided that, with respect to any event of default (other than a payment default, a bankruptcy event with respect to the Company, the Borrower or (with respect to the Notes) any Significant Subsidiary of the Company, or an event in which any portion of the assets of the Borrower and its subsidiaries that has generated more than 5% of the Operating Cash Flow for the most recently completed twelve-month period shall not be operating for a period in excess of 30 days), the Borrower will not be prohibited for more than 180 days from paying dividends to the Company to pay scheduled cash interest due and payable on the 1997 Notes and the 1998 Notes.

     The Credit Agreement also requires the Borrower to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis. The Borrower must maintain (i) a Total Leverage Ratio no greater than 9.5:1.0 through June 30, 1999, 8.75 to 1.0 from July 1, 1999 to June 30, 2000,
7.5 to 1.0 from July 1, 2000 to June 30, 2001, 6.0 to 1.0 from July 1, 2001 to
June 30, 2002 and 4.5 to 1.0 from July 1, 2002 and thereafter; (ii) a Senior Leverage Ratio no greater than 2.75:1.0 through June 30, 2000 and 2.25:1.0 thereafter; (iii) an Interest Coverage Ratio no less than 1.50:1.0 (or, in the event the Borrower does not redeem 35% of the 1997 Notes within 60 days after the closing date of the Credit Agreement, 1.75:1.0) through June 30, 2000 and 1.75:1.0 thereafter; and (iv) capital expenditures no greater than $105,000,000 for fiscal year 1998, $100,000,000 for fiscal year 1999, $50,000,000 for fiscal year 2000, $45,000,000 for fiscal year 2001 and for each fiscal year thereafter; provided, that (A) to the extent that less than such amount is used for any fiscal year, the limitation on capital expenditures for succeeding fiscal years may be increased by the amount of such unused amount and (B) the Borrower may add $25,000,000 in the aggregate to the maximum amounts set forth above, provided that at the time the Borrower elects to increase the maximum amount by any portion of the $25,000,000, there exists no event of default.

     Failure to satisfy any of the financial covenants constitutes an event of default under the Credit Facility, notwithstanding the ability of the Borrower to meet its debt service obligations. The Credit Agreement also includes other customary events of default, including, without limitation, a cross-default to other indebtedness, material undischarged judgments, bankruptcy and a change of control.

     As used in the foregoing description:

     "Annualized Operating Cash Flow" means Operating Cash Flow for the six-month period most recently ended, multiplied by two.

     "Interest Coverage Ratio" means, for the Borrower on a consolidated basis for any period, the ratio of Annualized Operating Cash Flow to the aggregate amount of interest due and payable by the Company, the Borrower and the Borrower's subsidiaries with respect to Total Debt, as described below, during such period net of interest on the 1997 Notes funded by pledged securities, interest income for such period, interest actually paid-in-kind, any one-time facility fees paid in connection with the Credit Facility and in connection with any pre-existing debt of the Company, the Borrower or the Borrower's subsidiaries, up to $9.5 million of accrued interest paid by the Borrower to ITC Holding prior to September 17, 1987, one-time prepayment penalties incurred as a result of the extinguishment on the closing date of the Credit Agreement of interest rate protection agreements of the Borrower in an amount not in excess of $2,800,000 and any interest expense associated exclusively with the mark to market on such closing date of interest rate protection agreements of the Borrower in an amount not in excess of $2,800,000.

     "Operating Cash Flow" for any period means the consolidated net income
(loss) of the Company, the Borrower and the Borrower's subsidiaries for such period plus the following amounts for such period, to the extent included in the determination of such income (loss): depreciation expense, amortization expense and other non-cash charges reducing income, net interest expense, and income tax expense.

     "Senior Leverage Ratio" means, for the Borrower on a consolidated basis at any date, the ratio of Senior Debt (Total Debt minus the aggregate outstanding principal amount, and accrued and unpaid interest, on the Notes and the 1997 Notes plus aggregate cash balances in excess of $5,000,000) to Annualized Operating Cash Flow.

     "Total Debt" means the aggregate indebtedness of the Borrower for borrowed money on a consolidated basis.

     "Total Leverage Ratio" means at any date, for the Borrower on a consolidated basis, the ratio of Total Debt (net of cash balances in excess of $5,000,000 plus the balance of pledged securities securing the 1997 Notes) on such date to Annualized Operating Cash Flow.

     1997 Notes. On June 3, 1997, the Company completed the 1997 Notes Offering. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Interest on the 1997 Notes is payable semiannually in cash, on each June 1 and December 1.

     The 1997 Notes are unsubordinated indebtedness of the Company, ranking pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company, including the Notes. At December 31, 1997, approximately $50.5 million of the net proceeds from the sale of the 1997 Notes were being held in a pledged account as security for and to fund the remaining five interest payments on the 1997 Notes.

     The 1997 Notes will mature on June 1, 2007. The 1997 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2002, initially at 105.5% of their principal amount, declining ratably to 100% of their principal amount, plus accrued interest, on or after June 1, 2004. In addition, at any time prior to June 1, 2000, the Company may redeem up to 35% of the aggregate principal amount of the 1997 Notes from the proceeds of one or more public equity offerings at 111% of their principal amount, provided that after any such redemption, at least $130.0 million principal amount of 1997 Notes remain outstanding. The Company plans to redeem $70.0 million principal amount of the 1997 Notes on April 2, 1998.

     The indenture pursuant to which the 1997 Notes were issued (the "1997 Notes Indenture") contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with these covenants, the Company's obligation to repay the 1997 Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the 1997 Notes Indenture restricts the Company's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $100 million of additional indebtedness.

     Upon a "Change of Control" of the Company (as defined in the 1997 Notes Indenture), the Company will be required to make an offer to purchase the 1997 Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

     1998 Notes. On March 3, 1998, the Company completed the 1998 Notes Offering. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Interest on the 1998 Notes is payable semiannually in cash, on each March 1 and September 1.

     The 1998 Notes are unsubordinated indebtedness of the Company, ranking pari passu in right of payment with all existing and future unsubordinated indebtedness of the Company, including the 1997 Notes.

     The 1998 Notes will mature on March 1, 2008. The 1998 Notes are redeemable at the option of the Company, in whole or in part, at any time on or after March 1, 2003, initially at 104.4375% of their principal amount, declining ratably to 100% of their principal amount, plus accrued interest, on or after March 1, 2006. In addition, at any time prior to March 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 1998 Notes from the proceeds of one or more public equity offerings at 108.875% of their principal amount; provided that after any such redemption at least $104.0 million principal amount of the 1998 Notes remain outstanding.

     The indenture pursuant to which the 1998 Notes were issued (the "1998 Notes Indenture," together with the 1997 Notes Indenture, collectively, the "Indentures") contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with these covenants, the Company's obligation to repay the 1998 Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the 1998 Notes Indenture restricts the Company's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits the Company and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $100.0 million of additional indebtedness.

     Upon a "Change of Control" of the Company (as defined in the 1998 Notes Indenture), the Company will be required to make an offer to purchase the 1998 Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

RISK FACTORS

     In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. These forward-looking statements can be identified by use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company.

Historical and Anticipated Future Operating Losses and Negative Cash Flow After Capital Expenditures

     The Company expects to incur significant and increasing operating losses and negative cash flow (after capital expenditures) during the next several years as it implements its business strategy to expand its telecommunications service offerings, expand its fiber optic network and enter new markets. Although the Company expects that a majority of its revenue growth will come from Retail Services, it does not expect its Retail Services to obtain a significant share of the market for telecommunications services in the southern United States, and there can be no assurance that the Company will achieve or sustain profitability or positive net cash flow in the future. If the Company cannot achieve or sustain operating profitability and positive net cash flow, it may not be able to meet its working capital or debt service requirements, which could have a material adverse effect on the Company's ability to meet its obligations on the Notes. See "--Significant Capital Requirements; Uncertainty of Additional Financing," "Item 6. Selected Financial Data," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Significant Capital Requirements; Uncertainty of Additional Financing

     Expansion of the Company's network, operations and services will require significant capital. The Company currently estimates that its aggregate capital requirements will total approximately $105.0 million in 1998. The Company anticipates making substantial capital expenditures thereafter. Capital expenditures will be primarily for the following: (i) the addition of facilities-based local telephone service to the Company's bundle of integrated telecommunications services, including acquisition and installation of switches;
(ii) market expansion; (iii) continued development and construction of its fiber optic network (including transmission equipment); and (iv) infrastructure enhancements, principally for information systems. The Company believes that cash on hand, cash flow from operations and borrowings expected to be available under the Credit Facility will provide sufficient funds to enable the Company to expand its business as currently planned through the maturity of the Credit Facility in 2003, after which the Company will need to seek additional financing to fund capital expenditures and working capital. Because the Credit Facility will mature in 2003, the Company may not have a ready source of liquidity after 2003. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "--Description of Certain Indebtedness."

     The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimate depending on the demand for the Company's services and as a result of regulatory, technological and competitive developments (including new market developments and new opportunities) in the Company's industry. The Company may also require additional capital in the future (or sooner than currently anticipated) for new business activities related to its current and planned businesses, or in the event it decides to make acquisitions or enter into joint ventures and strategic alliances. Sources of additional capital may include cash flow from operations and public and private equity and debt financings. There can be no assurance, however, that the Company will be successful in producing sufficient cash flows or raising sufficient debt or equity capital to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company. Failure to generate or raise sufficient funds would require the Company to delay or abandon some or all of its future expansion plans or expenditures, which could have a material adverse effect on the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

High Leverage; Ability to Service Debt; Restrictive Covenants

     At December 31, 1997, the Company had $203.9 million of indebtedness and its stockholders' equity was $148.3 million. The Company's earnings were insufficient to cover its fixed charges for the year ended December 31, 1997 by $13.7 million and its EBITDA less capital expenditures and interest expenses was negative $43.5 million. In March 1998, the Company issued an additional $160 million in senior notes and announced plans to redeem $70 million of its 1997 Notes in April 1998. See "--Description of Certain Indebtedness." These transactions will have a further negative impact on the Company's ratio of earnings to fixed charges.

     The Indentures and the Credit Facility contain restrictions on the Company and its subsidiaries that affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens, make investments, issue stock of subsidiaries and sell assets. In addition, the Credit Facility requires the Company to maintain certain financial ratios. See "--Description of Certain Indebtedness--Credit Facility." There can be no assurance that the Company will be able to maintain such ratios or that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The limitations in the Indentures are subject to a number of important qualifications and exceptions. In particular, while the Indentures restrict the Company's ability to incur indebtedness by requiring compliance with specified leverage ratios, they permit the Company to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory or network assets.

     There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations, including its obligations under the Notes. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants in its debt obligations, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness of the Company. Such defaults could result in a default on the Notes and could delay or preclude payment of interest or principal on the Notes. The ability of the Company to meet its obligations will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors. See "Description of Certain Indebtedness."

     The level of the Company's indebtedness could adversely affect the Company in a number of ways. For example, (i) the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited; (ii) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its business; (iii) the Company will be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage;
(iv) the Company's degree of indebtedness may make it more vulnerable to a downturn in its business or the economy generally; (v) the debt service requirements of any additional indebtedness could make it more difficult for the Company to make payments on the Notes; and (vi) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes.

     The successful implementation of the Company's strategy, including expansion of its network and obtaining and retaining a significant number of customers, and significant and sustained growth in the Company's cash flow are necessary for the Company to be able to meet its debt service requirements, including its obligations under the Notes. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its debt service obligations and working capital requirements. In the event the implementation of the Company's strategy is delayed or is unsuccessful or the Company does not generate sufficient cash flow to meet its debt service and working capital requirements, the Company may need to seek additional financing. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to dispose of assets in order to make up for any shortfall in the payments due on its indebtedness under circumstances that might not be favorable to realizing the highest price for such assets. A substantial portion of the Company's assets consists of intangible assets, the value of which will depend upon a variety of factors (including the success of the Company's business). As a result, there can be no assurance that the Company's assets could be sold quickly enough or for sufficient amounts to enable the Company to meet its obligations, including its obligations with respect to the Notes.

Ability to Manage Growth

     The expansion and development of the Company's business will depend on, among other things, the Company's ability to implement successfully its sales and marketing strategy, evaluate markets, design fiber routes, secure financing, install facilities, acquire rights of way, obtain any required government authorizations, implement interconnection to, and collocation with, facilities owned by incumbent local exchange carriers and obtain appropriately priced unbundled network elements and wholesale services from the incumbent local exchange carriers, all in a timely manner, at reasonable cost and on satisfactory terms and conditions. The Company's rapid growth, particularly in the provision of Retail Services, has placed, and anticipated growth in other services in the future may also place, a significant strain on its administrative, operational and financial resources. The Company's ability to continue to manage its growth successfully will require the Company to enhance its operational, management, financial and information systems and controls and to hire and retain qualified sales, marketing, administrative, operating and technical personnel. There can be no assurance that the Company will be able to do so. In addition, as the Company increases its service offerings and expands its targeted markets, there will be additional demands on customer support, sales and marketing, administrative resources and network infrastructure. The Company's inability to manage its growth effectively could have a material adverse effect on the Company's business, results of operations and financial condition.

Business Development and Expansion Risks

     The successful implementation of the Company's business strategy to provide an integrated bundle of telecommunications services and expand its operations will be subject to a variety of risks, including competition and pricing, the availability of capital on favorable terms, regulatory uncertainties, operating and technical problems, the need to establish interconnection and collocation arrangements with incumbent local exchange carriers in its target markets and the potential difficulties in adding a local service offering. See "--Dependence on Incumbent Local Exchange Carriers." In addition, the expansion of the Company's business may involve acquisitions of other telecommunications businesses and assets that, if made, could divert the resources and management time of the Company and could require integration with the Company's operations. There can be no assurance that any such acquisition could be successfully integrated into the Company's operations or that any acquired business will perform as expected. Failure of the Company to implement its expansion and growth strategy successfully would have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Related to Local Services Strategy

     The Company has recently entered the newly created competitive local telecommunications services industry. The local telephone services market has been opened to competition through the passage of the Telecommunications Act and subsequent state and federal regulatory actions designed to implement the Telecommunications Act. Regulatory bodies have not completed all actions expected to be needed to implement local service competition, and there is little experience under those decisions that have been made to date. The Company will have to make significant operating and capital investments in order to implement its local exchange services strategy. There are numerous operating complexities associated with providing these services. The Company will be required to develop new products, services and systems and will need to develop new marketing initiatives and train its sales force in connection with selling these services. The Company will also need to implement the necessary billing and collecting systems for these services. The Company will face significant competition from the Regional Bell Operating Companies, whose core business is providing local dial tone service. The Regional Bell Operating Companies, who currently are the dominant providers of services in their markets, are expected to mount a significant competitive response to new entrants in their markets such as the Company. The Company also will face significant competitive product and pricing pressures from other incumbent local exchange carriers and from other firms seeking to compete in the local services market.

     The Company also expects that the addition of local service to its bundle of telecommunications services will have an adverse impact on its gross margin because the gross margin on the resale of local services through incumbent local exchange carrier facilities is lower than the gross margin on the Company's existing business. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Pricing Pressures and Risks of Industry Over-Capacity

     The long distance transmission industry has generally been characterized by over-capacity and declining prices since shortly after the AT&T divestiture in 1984. The Company believes that, in the last several years, increasing demand has ameliorated the over-capacity and that pricing pressure has been reduced. However, the Company anticipates that prices for its Carriers' Carrier Services will continue to decline over the next several years. The Company is aware that certain long distance carriers are expanding their capacity and believes that other long distance carriers, as well as potential new entrants to the industry, are constructing new fiber optic and other long distance transmission networks in the southern United States. Since the cost of the actual fiber (as opposed to construction costs) is a relatively small portion of the cost of building new transmission lines, persons building such lines are likely to install fiber that provides substantially more transmission capacity than will be needed over the short or medium term. Further, recent technological advances may greatly expand the capacity of existing and new fiber optic cable. Although such technological advances may enable the Company to increase its capacity, an increase in the capacity of the Company's competitors could adversely affect the Company's business. If industry capacity expansion results in capacity that exceeds overall demand along any of the Company's routes, severe additional pricing pressure could develop. In addition, strategic alliances or similar transactions, such as the long distance capacity purchasing alliance among certain Regional Bell Operating Companies announced in the spring of 1996, could result in additional pricing pressure on long distance carriers. Furthermore, the marginal cost of carrying an additional call over existing fiber optic cable is extremely low. As a result, within a few years, there may be dramatic and substantial price reductions. See "--Competition."

Dependence on Billing, Customer Service and Information Systems

     Sophisticated information and processing systems are vital to the Company's growth and its ability to monitor costs, bill customers, provision customer orders and achieve operating efficiencies. As the Company commences providing dial tone and switched local access services, the need for enhanced billing and information systems will increase significantly. The inability of the Company to identify adequately all of its information and processing needs, or to upgrade systems as necessary, could have a material adverse effect on the Company's ability to reach its objectives and on its financial condition and results of operations.

Risks Associated with the Year 2000 Issue

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company has commenced an analysis, which it expects to complete during the second quarter of 1998, to determine the extent to which its own information, customer service and billing systems and the systems of its major vendors and third party network service providers (insofar as they relate to the Company's business) are vulnerable to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its internal systems, or those of its vendors and third party network service providers. Any failure by the Company, such vendors or third party network service providers to resolve any Year 2000 issues on a timely basis, or in a manner that is compatible with the Company's systems, could have a material adverse effect on the Company. Although the Company may incur substantial costs, particularly costs resulting from charges by its vendors or third party network service providers, in correcting Year 2000 issues, such costs cannot currently be estimated. Additionally, such costs will be expensed as incurred, which will have a negative effect on current operating results.

Dependence on Rights of Way and Other Third Party Agreements

     The Company has obtained easements, rights of way, franchises and licenses from various private parties, including actual and potential competitors, and local governments in order to construct and maintain its fiber optic network. There can be no assurance that the Company will continue to have access to existing rights of way and franchises after the expiration of such agreements, or that the Company will obtain additional rights necessary to extend its network on reasonable terms. If a franchise, license or lease agreement were terminated and the Company were forced to remove or abandon a significant portion of its network, such termination could have a material adverse effect on the Company. Similarly, the Company's business plans could be adversely affected if its network expansion is hindered through delays or denial of rights of way, easements or related licenses on competitive terms.

Regulation

     The Company is required to obtain certain authorizations from the FCC and PUCs to offer certain of its telecommunications services, as well as file tariffs for many of its services. To date the Company has not experienced significant difficulties in receiving certification, maintaining tariffs or otherwise complying with its regulatory obligations. The Company will face new regulatory obligations as it begins to enter the local telephone market. It also is likely that state PUCs will regulate the local telephone services offered by the Company and other competitive local exchange carriers more heavily than competitive long distance services have been regulated in the past. Because the FCC and the states have yet to adopt many of the rules and policies necessary to implement local telephone competition, or to respond to other related issues, it is uncertain how burdensome these requirements will be for the Company.

     In addition, the Company's plans to provide local telephone service are heavily dependent upon implementation of provisions of the Telecommunications Act. The Telecommunications Act preempted state and local laws to the extent that they prohibited local telephone competition, and imposed a variety of new duties on incumbent local exchange carriers intended to advance such competition, including the duty to negotiate in good faith with competitors requesting interconnection to the incumbent local exchange carrier's network. However, negotiations with incumbent local exchange carriers have sometimes involved considerable delays and the resulting negotiated agreements may not necessarily be obtained on terms and conditions that are acceptable to the Company. In such instances, the Company may petition the proper state regulatory agency to arbitrate disputed issues. There can be no assurance that the Company will be able to negotiate acceptable new interconnection agreements with incumbent local exchange carriers or that if state regulatory authorities impose terms and conditions on the parties in arbitration, such terms will be acceptable to the Company. Although the Company entered into the Interconnection Agreement pursuant to which it will obtain wholesale local services and access to unbundled network elements from BellSouth, the terms of the Interconnection Agreement are subject to the approval of the PUCs regulating the Company's markets. Such approval has been received from the PUCs of Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. However, the Company continues to face issues related to implementation of those interconnection agreements.

     On August 8, 1996, the FCC adopted rules and policies implementing the local competition provisions of the Telecommunications Act, which rules, in general, were considered favorable to new competitive entrants, but those rules have not been fully implemented. The FCC's rules were challenged in the federal courts by GTE, Regional Bell Operating Companies, large independent incumbent local exchange carriers and state regulatory commissions. On October 15, 1996, the Eighth Circuit issued a stay of the implementation of certain of the FCC's rules, and on July 18 and October 14, 1997, the same Court issued decisions finding that the FCC lacked statutory authority under the Telecommunications Act for certain of its rules. In particular, the Eighth Circuit found that the FCC was not empowered to establish the pricing standards governing unbundled local network elements or wholesale local services of the incumbent local exchange carriers, or to require such carriers to provide network elements in a combined form. The Eighth Circuit also struck down other FCC rules, including one that would have enabled new entrants to "pick and choose" from provisions of established interconnection agreements between the incumbent local exchange carriers and other carriers. The Eighth Circuit rejected certain other objections to the FCC rules brought by the incumbent local exchange carriers or the states, including challenges to the FCC's definition of unbundled elements, and to the FCC's rules allowing new competitors to create their own networks by combining incumbent local exchange carrier network elements together without adding additional facilities of their own. The overall impact of the Eighth Circuit's decision is to limit the obligations of incumbent local exchange carriers as originally interpreted by the FCC, materially reduce the role of the FCC in fostering local competition, including its ability to take enforcement action if the Telecommunications Act is violated, and increase the role of state utility commissions. On January 26, 1998, the Supreme Court granted a request by the FCC and other parties to review the Eighth Circuit decisions. The Supreme Court is not expected to complete this process until late 1998 or early 1999. Meanwhile, certain state commissions have asserted that they will be active in promoting local telephone competition using the authority they have under the Eighth Circuit decisions, lessening the significance of the reduced FCC role. At this time the impact of the Eighth Circuit decisions cannot be evaluated and there can be no assurance that those decisions and related developments will not have a material adverse effect on the Company. Furthermore, other FCC rules related to local telephone competition remain the subject of legal challenges, and there can be no assurance that decisions affecting those rules will not be adverse to companies seeking to enter the local telephone market.

     The Telecommunications Act also creates the foundation for increased competition in the long distance market from the incumbent local exchange carriers, which could affect the successful implementation of the Company's business plans. For example, certain provisions eliminate previous prohibitions on the provision of interLATA long distance services (both retail and carriers' carrier) by the Regional Bell Operating Companies subject to compliance by such companies with requirements set forth in the Telecommunications Act and implemented by the FCC. On December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that the imposition of these preconditions on the Regional Bell Operating Companies was unconstitutional, and that these Companies must be allowed to provide interLATA services without meeting them. The District Court has stayed its order pending appeal. The Company could be adversely affected if the Regional Bell Operating Companies (and particularly BellSouth) are allowed to provide wireline interLATA long distance services within their own regions before local competition is established.

     In a related development, the FCC is considering proposed new policies and rules that would grant the incumbent local exchange carriers additional flexibility in the pricing of interstate access services, and states are considering or are expected to consider incumbent local exchange carrier requests for similar regulatory relief with respect to intrastate services. Such flexibility is likely to come first for services offered in the business market. Any pricing flexibility or other significant deregulation of the incumbent local exchange carriers could have a material adverse effect on the Company. The Company also could be adversely affected by FCC or state regulatory decisions affecting access charges and universal service. See "Item 1. Business--Regulation."

Competition

     The Company operates in a highly competitive environment, and the level of competition, particularly with respect to pricing, is increasing. Local telephone and intraLATA long distance services substantially similar to those expected to be offered by the Company are also offered by the incumbent local exchange carriers serving the markets that the Company plans to serve. BellSouth is the incumbent local exchange carrier and a particularly strong competitor in most of the markets to be served by the Company. BellSouth and other incumbent local exchange carriers already have relationships with every customer and have the potential to subsidize services of the type offered by the Company from service revenues not subject to effective competition, which could result in even more intense price competition. The Company competes with long distance carriers in the provision of interLATA long distance Retail and Carriers' Carrier Services. The interLATA long distance market consists of four major competitors (AT&T, MCI, Sprint and WorldCom) but other companies operate or are building networks in the southern United States and other geographic areas. Other competitors of the Company in the Retail and Carriers' Carrier Services markets are likely to include Regional Bell Operating Companies providing out-of-region (and, with the future removal of regulatory barriers, in-region) long distance services, other competitive local exchange carriers, microwave and satellite carriers, and private networks owned by large end-users. The Company also may increasingly face competition from firms offering long distance data and voice services over the Internet. Such firms could enjoy a significant cost advantage because at this time they do not pay carrier access charges or universal service fees. In addition, the Company competes with direct marketers, equipment vendors and installers, and telecommunications management companies with respect to certain portions of its business. Many of the Company's existing and potential competitors have financial, technical and other resources and customer bases and name recognition far greater than those of the Company. The long distance business is extremely competitive and prices have declined substantially in recent years and are expected to continue to decline, which will adversely affect the Company's gross margins as a percentage of revenues. See "--Dependence on Incumbent Local Exchange Carriers" and "Item 1. Business--Regulation."

     The Telecommunications Act, other recent state legislative actions, and current federal and state regulatory initiatives provide increased business opportunities for the Company by removing or substantially reducing certain barriers to local exchange competition. However, these new competitive opportunities are expected to be accompanied by new competitive opportunities for the incumbent local exchange carriers. It is also expected that increased local competition will result in increased pricing flexibility for, and relaxation of regulatory oversight of, the incumbent local exchange carriers. If the incumbent local exchange carriers are permitted to engage in increased volume and discount pricing practices or charge competitive local exchange carriers increased fees for interconnection to their networks, or if the incumbent local exchange carriers seek to delay implementation of interconnection by competitors to their networks, the Company's results of operations and financial condition could be adversely affected. There can be no assurance that the Company will be able to achieve or maintain adequate market share or revenues, or compete effectively in any of its markets.

     In addition, a continuing trend toward business combinations and strategic alliances in the telecommunications industry may further enhance competition. For example, the national long distance carrier WorldCom has a pending agreement to merge with MCI. WorldCom also has acquired competitive local exchange carriers, including MFS Communications Company, Inc. and Brooks Fiber Properties, Inc. In March 1997, BellSouth and IBM announced an alliance to provide Internet and Intranet services to businesses in the southern United States. In January 1998, AT&T announced plans to acquire another competitive local exchange carrier, TCG. Additionally, in March 1998, Qwest announced its intention to acquire LCI, which combination would result in the nation's fourth-largest long distance carrier. These types of strategic alliances could put the Company at a significant competitive disadvantage.

     The Company will face competition in the markets in which it operates from one or more competitive local exchange carriers operating fiber optic networks, in some cases in conjunction with the local cable television operator. One of the primary purposes of the Telecommunications Act is to promote competition, particularly in the local telephone market. AT&T, MCI, Sprint and others have begun to offer local telecommunications services, either directly or in conjunction with other competitive local exchange carriers in certain locations, and are expected to expand that activity as opportunities created by the Telecommunications Act develop. BellSouth has announced plans to provide local service in areas of its region where it is not the incumbent local exchange carrier.

     To complement its telecommunications services offerings, the Company offers data transmission services. The data transmission business is extremely competitive and prices have declined substantially in recent years and are expected to continue to decline.

     The recent World Trade Organization ("WTO") agreement on basic telecommunications services could increase the level of competition faced by the Company. Under this agreement, the United States and other members of the WTO committed themselves to opening their telecommunications markets to competition and foreign ownership and to adopting regulatory measures to protect against anticompetitive behavior by dominant telephone companies effective as early as January 1, 1998.

     The Company also believes that providers of wireless services increasingly will offer, in addition to products that supplement a customer's wireline communications (similar to cellular telephone services in use today), wireline replacement products that may result in wireless services becoming the customer's primary mode of communication. Competition with providers of wireless telecommunications services may be intense. Many of the Company's potential wireless competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources than those of the Company. Furthermore, the FCC has made spectrum available through public auction over the past several years for use in wireless communications and plans to offer additional spectrum in this manner in 1998. This additional spectrum is intended by the FCC to be used for broadband, data and video transmission but its use in wireless local loop is also possible.

Dependence on Incumbent Local Exchange Carriers

     The Company is dependent on incumbent local exchange carriers to provide access service for the origination and termination of its toll long distance traffic and interexchange private lines. Historically charges for such access service have made up a significant percentage of the overall cost of providing long distance service. On May 7, 1997, the FCC adopted changes to its interstate access rules that, among other things, will reduce per-minute access charges and substitute new per-line flat rate monthly charges. The FCC also approved reductions in overall access rates, and established new rules to recover subsidies to support universal service and other public policies. The impact of these changes on the Company or its competitors is not yet clear. The Company could be adversely affected if it does not experience access cost reductions proportionally equivalent to those of its competitors. Insofar as new Internet-based competitors continue to be exempt from these charges, they could enjoy a significant cost advantage in this area. See "Item 1. Business--Regulation."

     The Company also generally will be dependent on incumbent local exchange carriers for provision of local telephone service through access to local loops, termination service and, in some markets, central office switches of such carriers. In addition, the Company intends to obtain the local telephone services of the incumbent local exchange carriers on a wholesale basis and resell that service to end users, particularly in the early stages of its local telephone service business.

     Any successful effort by the incumbent local exchange carriers to deny or substantially limit the Company's access to the incumbent local exchange carrier's network elements or wholesale services would have a material adverse effect on the Company's ability to provide local telephone services. Although the Telecommunications Act imposes interconnection obligations on incumbent local exchange carriers, there can be no assurance that the Company will be able to obtain access to such network elements or services at rates, and on terms and conditions, that permit the Company to offer local services at rates that are both profitable and competitive. As noted above, the Eighth Circuit recently struck down certain FCC rules intended to govern such rates, terms and conditions. See "--Regulation." One result of this decision is to give state utility commissions a significantly larger role in implementing the Telecommunications Act. It is uncertain whether such commissions will adopt and enforce rules or take other actions that will permit new carriers to have economical use of incumbent local exchange carrier networks and facilities. The Interconnection Agreement currently allows the Company to provide local service on a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using Company-owned facilities. The terms of the Interconnection Agreement, including interim pricing terms agreed to by the Company and BellSouth, have been approved by state regulatory authorities in all states in which BellSouth operates, although they remain subject to review and modification by such authorities. In addition, the Interconnection Agreement does not resolve all operational issues, which issues the Company and BellSouth are continuing to negotiate to resolve. Also, many issues relevant to the terms and conditions by which competitors may use the incumbent local exchange carrier network and wholesale services remain to be resolved. For example, BellSouth and certain other incumbent local exchange carriers have taken the position that when a carrier seeking to provide local service obtains all necessary elements (loops and switches) from the incumbent local exchange carrier, the incumbent local exchange carrier retains the right to receive the access revenues associated with the service to the customers served on that basis. Although the FCC has rejected this position, further legal challenges are in progress and other important issues related to this form of interconnection remain open. For example, many new carriers, including the Company, have experienced problems with respect to the operational support systems used by new carriers to order and receive network elements and wholesale services from the incumbent local exchange carriers. These systems are necessary for new carriers like the Company to provide local service to customers on a timely and competitive basis. The FCC has created a task force to examine problems that have slowed the development of local telephone competition. The Telecommunications Act creates incentives for local exchange carriers to permit access to their facilities by denying such carriers the ability to provide long distance services until there is adequate competition at the local level. However, the U.S. District Court for the Northern District of Texas has found these provisions unconstitutional, but this order has been stayed pending appeal. BellSouth is not yet permitted to offer long distance services. There can be no assurance, however, that BellSouth or other local exchange carriers will be accommodating to the Company once they are permitted to offer long distance service. See "--Regulation" and "--Services and Facilities."

Dependence on Certain Customers

     For the year ended December 31, 1997, the Company's two largest Carriers' Carrier customers would together have accounted for approximately 12.5% of the Company's consolidated revenues. For the year ended December 31, 1997, the Company's five largest Retail Services customers would have represented an aggregate of approximately 10% of the Company's consolidated revenues. The Company's customers generally use more than one service provider and may reduce their use of the Company's services and switch to other providers without incurring significant expense. The Company's agreements with its customers generally provide that the customer may terminate service without penalty in the event of certain outages in service and for certain other defined causes. Although as of December 31, 1997, the Company's Carriers' Carrier business had remaining future long-term contract commitments totaling approximately $77.9 million, some of such contractual commitments provide that, if the customer is offered lower pricing with respect to any circuit by another carrier, the customer's commitment to the Company will be reduced to the extent the Company does not match the price for such circuit and the customer purchases such circuit from the other carrier. There can be no assurance that the Company will be able to retain its customers. The loss of or a significant decrease of business from any of its largest customers would have a material adverse effect on the Company's business, results of operations and financial condition.

Risk of Rapid Technological Changes

     The telecommunications industry is subject to rapid and significant changes in technology. Although the Company believes that, for the foreseeable future, these changes will neither materially affect the continued use of its fiber optic network, digital switches and transmission equipment, nor materially hinder its ability to acquire necessary technologies, the effect of technological changes on the business of the Company, such as changes relating to emerging wireline (including fiber optic) and wireless (including broadband) transmission technologies, and use of the Internet for traditional voice, data or broadband communications, cannot be predicted. In addition, the Company may be required to select in advance one technology over another, but it will be impossible to predict with any certainty, at the time the Company is required to make its investment, which technology will prove to be the most economic, efficient or capable of attracting customer usage.

Dependence on Network Infrastructure

     The Company has entered into marketing and management agreements with three southern public utility companies to sell long-haul private line services on a commission basis on the fiber optic networks owned by these companies. Pursuant to these agreements, which have remaining terms ranging from four to seven years, the Company generally earns a commission based upon a percentage of the gross revenues generated by the sale of capacity on the utility's networks. By interconnecting the Company's owned network to these other networks owned by the public utilities, and by marketing and selling capacity on such networks to the Company's customers, the Company has effectively extended its network with minimal capital expenditure. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview." The Company also has a buy-sell agreement with Carolinas Fibernet, LLC, which manages fiber optic facilities in North Carolina and South Carolina. Although the Company does not believe that any of these agreements will be terminated in the near future, cancellation or non-renewal of any of such agreements could materially adversely affect the Company's business. In addition, two of the Company's three agreements with public utility companies are nonexclusive, and the Company may encounter competition for capacity on the utilities' networks from other service providers that enter into comparable arrangements with the utilities. Any reduction in the amount of capacity that is made available to the Company could adversely affect the Company. To the extent the Company is unable to establish similar arrangements in new markets, it may be required to make additional capital expenditures to extend its fiber optic network.

     The Company's business also could be materially adversely affected by a cable cut or equipment failure in the Company's fiber optic network. Although the Company has implemented electronic redundancy throughout its network, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure, a substantial portion of the Company's owned and managed fiber optic network is not protected in the event of a total cable cut.

Dependence on Key Personnel

     The Company's business is currently managed by a small number of key management and operating personnel. The Company does not have any employment agreements with, nor does the

Company maintain "key man" insurance on, these employees. The loss of the services of key personnel, or the inability to attract, recruit and retain sufficient or additional qualified personnel, could have a material adverse effect on the Company. See "Item 10. Directors and Executive Officers of the Registrant."

Potential Influence By and Relationship With Certain Stockholders

     As of December 31, 1997, Campbell B. Lanier, III beneficially owned approximately 18% of the outstanding Common Stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." To the extent that Mr. Lanier exercises his voting and investment rights in concert with other stockholders, Mr. Lanier and such other stockholders may be able to exercise control over the Company's business by virtue of their voting power with respect to the election of directors and other actions requiring stockholder approval.

Dividend Policy

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters--Dividend Policy." Additionally, the Indentures and the Credit Facility contain restrictions on the Company's ability to pay dividends. See "-- Description of Certain Indebtedness."

Certain Anti-Takeover Provisions

     Certain provisions of the Company's Certificate of Incorporation and Amended and Restated Bylaws and the General Corporation Law of the State of Delaware could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving the Company, or could discourage a third party from attempting to acquire control of the Company, even if such events would be beneficial to the interests of the stockholders. In particular, the classification of the Company's Board of Directors could have the effect of delaying a change in control of the Company. In addition, the Certificate of Incorporation authorizes the Board of Directors to provide for the issuance of shares of preferred stock of the Company, in one or more series, which the Board of Directors could issue without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine.

Volatility of Stock Price

     Since the Common Stock has been publicly traded, the market price of the Common Stock has fluctuated over a wide range and may continue to do so in the future. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters." The market price of the Common Stock could be subject to significant fluctuations in response to various factors and events, including, among other things, the depth and liquidity of the trading market of the Common Stock, quarterly variations in actual or anticipated operating results, growth rates, changes in estimates by analysts, market conditions in the industry, announcements by competitors, regulatory actions and general economic conditions. In addition, the stock market has from time to time experienced significant price and volume fluctuations, which have particularly affected the market prices of the stocks of telecommunications companies, and which may be unrelated to the operating performance of particular companies. As a result of the foregoing, the Company's operating results and prospects from time to time may be below the expectations of public market analysts and investors. Any such event would likely result in a material adverse effect on the price of the Common Stock.

EMPLOYEES

     As of December 31, 1997, the Company had over 500 full-time employees, none of whom was represented by a union or covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good. In connection with the construction and maintenance of its fiber optic network and the conduct of its other business operations, the Company uses third party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

EXECUTIVE OFFICERS

     The following is a list of the executive officers of the Company, together with biographical summaries of their experience. The ages of persons set forth below are as of December 31, 1997.


NAME                       AGE              POSITION(S) WITH COMPANY
----                       ---              ------------------------

Campbell B. Lanier, III    47               Chairman, Director
Andrew M. Walker           56               Chief Executive Officer, Director
Foster O. McDonald         35               President
Douglas A. Shumate         32               Senior Vice President,
                                            Chief Financial Officer
Steven D. Moses            48               Senior Vice President-
                                            Network Services
J. Thomas Mullis           54               Senior Vice President-
                                            General Counsel, Secretary
Roger F. Woodward          45               Senior Vice President, Sales,
                                            Marketing and Customer Support
Sara L. Plunkett           48               Vice President-Finance, Treasurer

     Campbell B. Lanier, III has been Chairman of the Company since March 1997. Mr. Lanier served as Chairman of the Board and Chief Executive Officer of ITC Holding prior to the Merger and served as a director of ITC Holding since its inception in 1985 through a predecessor company. Mr. Lanier also is a director of KNOLOGY Holdings, Inc. ("KNOLOGY") (a broadband telecommunications services company) (formerly known as CyberNet Holding, Inc.), MindSpring Enterprises, Inc. ("MindSpring") (a company that provides Internet services), National Vision Associates, Ltd. (a full service optical retailer) and K&G Men's Centers (a discount retailer of men's clothing), Vice Chairman of the Board of AvData Systems, Inc. ("AvData") (a company providing data communications networks) and Chairman of the Board of Powertel, Inc. (formerly InterCel, Inc.) ("Powertel") (a wireless telecommunications services company). He served as Chairman of the Board of AvData from 1988 to 1990 and has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

     Andrew M. Walker has been Chief Executive Officer of the Company since March 1997. He served as President and Chief Executive Officer of the managing partner of each of Interstate FiberNet and Gulf States FiberNet from November 1994 until March 1997. Mr. Walker has served as a director of KNOLOGY since July 1996, and he served as Chief Executive Officer and President of KNOLOGY from July 1996 to February 1997. Mr. Walker worked for MCI from 1990 to 1994 as Vice President Carrier Services. From 1986 to 1990, Mr. Walker served as a Division President for Telecom*USA, Inc. Prior to 1986, Mr. Walker held different positions with the Christian Broadcasting Network, M/A-Com and Comsat Laboratories.

     Foster O. McDonald has been President of the Company since March 1997. He served as President of DeltaCom from January 1991 until March 1997. From February 1996 until March 1997, Mr. McDonald also served as Chief Executive Officer of DeltaCom. From May 1984 through December 1990, Mr. McDonald served as Vice President and General Manager of DeltaCom. He also serves as a director of Brindlee Mountain Telephone Company.

     Douglas A. Shumate has been Senior Vice President and Chief Financial Officer of the Company since March 1997. He served as Chief Financial Officer of the Managing Partners of each of Interstate FiberNet and Gulf States FiberNet from January 1995 until March 1997. From May 1991 to January 1995, he served as Vice President-Finance and Chief Financial Officer of Interstate Telephone Company ("Interstate Telephone"), a local telephone service provider and wholly owned subsidiary of ITC Holding. From December 1986 through April 1991, Mr. Shumate was employed as a C.P.A. at Arthur Andersen LLP.

     Steven D. Moses has been Senior Vice President-Network Services of the Company since March 1997. He served as Vice President of Interstate FiberNet from January 1992 until April 1995 and Chief Operating Officer of Interstate FiberNet from April 1995 until March 1997. From May 1991 to January 1992, Mr. Moses served as Director-Special Projects of Interstate Telephone and Valley Telephone Company (a local telephone service provider and a wholly owned subsidiary of ITC Holding).

     J. Thomas Mullis has been Senior Vice President, General Counsel and Secretary of the Company since March 1997. Mr. Mullis served as General Counsel and Secretary of DeltaCom from May 1985 to March 1997 and as Executive Vice President of DeltaCom from January 1994 to November 1996. From November 1996 to March 1997, he also served as Senior Vice President of DeltaCom. From January 1990 to December 1993, Mr. Mullis served as President, General Counsel and Secretary of both Southern Interexchange Services, Inc. (a switched services carrier) and Southern Interexchange Facilities, Inc. (a private line carriers' carrier).

     Roger F. Woodward has been Senior Vice President-Sales, Marketing and Customer Support of the Company since March 1997. Mr. Woodward served as Senior Vice President-Sales of DeltaCom from October 1996 until March 1997. From March 1990 until July 1996, Mr. Woodward served in a variety of positions, including Regional Sales Director and Vice President-Sales, with Allnet Communications, Inc., which was acquired by Frontier in August 1995.

     Sara L. Plunkett has been Vice President-Finance and Treasurer for the Company since March 1997. She served as Vice President-Finance of DeltaCom from October 1996 until March 1997. From May 1989 through October 1996, she served as Chief Financial Officer of DeltaCom.

ITEM 2.  PROPERTIES

     The Company leases its corporate headquarters space in West Point, Georgia from KNOLOGY. See "Item 13. Certain Relationships and Related Transactions." The Company also owns a switch site in Birmingham, Alabama and leases space for a network operations center and a switch site in Arab, Alabama. In addition, the Company is constructing a multi-service facility in Anniston, Alabama to function as a centralized switching control center for the Company's network and an operator services center. Construction of the Anniston facility is expected to be completed in the third quarter of 1998. The Company also intends to begin construction on an administrative office in Arab, Alabama in the second quarter of 1998.

     The Company operates branch offices in Atlanta (two offices), Georgia; Pensacola and Jacksonville, Florida; Columbia and Greenville, South Carolina; Charlotte, North Carolina; New Orleans and Baton Rouge, Louisiana; and Huntsville, Mobile, Auburn, Dothan, Florence, Montgomery and Birmingham, Alabama. The leases for these offices expire between 1998 and 2001.

     As part of its fiber optic network and switched service system, the Company owns or leases rights of way, land, office space and towers throughout the southern United States.

     The Company owns land and microwave transmission towers at various locations in Alabama.

     The Company expects to lease or purchase additional office space and switching and other network facilities in connection with the planned expansion of its telecommunications network system.

     The Company believes that all of its properties are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a party to legal proceedings in the ordinary course of its business, including disputes with contractors or vendors, which the Company believes are not material to the Company or its business. The Company also is a party to regulatory proceedings affecting the relevant segments of the communications industry generally.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 16, 1997, prior to the Equity Offering, ITC Holding (the Company's sole stockholder on such date) consented in writing to resolutions adopted by the Company's Board of Directors regarding the Reorganization and related matters.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     The Company completed the Equity Offering on October 29, 1997, at a price per share of Common Stock of $16.50. The Common Stock is traded on the Nasdaq National Market under the symbol "ITCD." The following table sets forth for the periods indicated the high and low sales prices per share of the Common Stock as reported by the Nasdaq National Market.

1997                                                   High               Low
----                                                   ----               ---

Fourth Quarter (from October 23, 1997)               $ 20.375          $ 13.875

     On March 16, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $30.25 per share and there were 311 holders of record of the Common Stock.

Dividend Policy

     The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. It is the current policy of the Board of Directors to retain earnings to finance the expansion of the Company's operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. Additionally, the Indentures and the Credit Facility contain restrictions on the Company's ability to pay dividends. See "--Description of Certain Indebtedness."

Recent Sales of Unregistered Securities

     None.

Changes in Securities and Use of Proceeds

     The Company completed the Equity Offering on October 29, 1997. The registration statement (the "Registration Statement") relating to the Equity Offering (File No. 333-31361) was declared effective by the Securities and Exchange Commission ("SEC") on October 22, 1997. The managing underwriters of the Equity Offering were Morgan Stanley & Co, Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.C. Bradford & Co. and Wheat, First Securities, Inc. The number of shares of Common Stock registered and sold in the Equity Offering was 5,750,000 and the aggregate price of the offering amount registered and sold was $94,875,000. All shares were sold by the Company.

     From the effective date of the Registration Statement through the date of this report, the total amount of expenses incurred by the Company in connection with the issuance and distribution of the shares in the Equity Offering was approximately $7,375,000. Of such expenses, $6,641,250 consisted of underwriting discounts and commissions.

     The following table sets forth the various expenses in connection with the issuance and distribution of the securities registered in the Equity Offering, other than underwriting discounts and commissions. All amounts except the SEC Registration Fee and the National Association of Securities Dealers ("NASD") Filing Fee are estimated. All of such expenses were borne by the Company.

       SEC Registration Fee                                        $  28,750.00
       NASD Filing Fee                                                 9,987.00
       Nasdaq National Market Listing Fee                             50,000.00
       Blue Sky Fees and Expenses                                     10,000.00
       Accounting Fees and Expenses                                  150,000.00
       Legal Fees and Expenses                                       250,000.00
       Printing and Engraving Expenses                               228,750.00
       Transfer Agent Fees and Expenses                                5,500.00
       Miscellaneous                                                     763.00
                                                                  -------------
                 Total                                            $  733,750.00

     The amounts set forth in the preceding table were paid to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity of the Company, or affiliates of the Company.

     The net proceeds of the Equity Offering to the Company, after deducting the foregoing expenses, totaled approximately $87,500,000.

     From the effective date of the Registration Statement through the date of this report, the Company has applied the following amounts of the net proceeds of the Equity Offering to the uses set forth in the following table.

Construction of plant, building and facilities and
   purchase and installation of machinery and equipment              $   452,685
Purchases of real estate                                                     -0-
Acquisition of other businesses                                              -0-
Repayment of indebtedness                                              9,137,265
Working capital                                                              -0-
Temporary investments (consisting of short-term, interest-
   bearing, investment grade securities)                              77,910,050
                                                                     -----------
          Total                                                      $87,500,000

     The amounts set forth in the preceding table were paid to persons other than directors or officers of the Company or their associates, persons owning ten percent or more of any class of equity of the Company, or affiliates of the Company.

     Additionally, the Company intends to use up to $77.7 million of the net proceeds of the Equity Offering to fund the Planned Redemption on April 2, 1998. See "Item 1. Business--1997 Notes Offering; Planned Redemption."

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial and operating data for the Company. The selected historical statement of operations data for each of the years ended December 31, 1994, 1995, 1996 and 1997 and the selected historical balance sheet data for the years then ended, have been derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

                                                                              Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                      1993(a)        1994(a)(b)          1995            1996(c)         1997(d)(e)
                                                  -------------    -------------    -------------    -------------    -------------
                                                 (Unaudited)
Income Statement Data:
Operating revenues                                $     636,913    $   4,945,902    $   5,750,587    $  66,518,585    $ 114,589,998
                                                  -------------    -------------    -------------    -------------    -------------
Operating expenses:
   Cost of services                                     578,206        2,484,744        3,149,231       38,756,287       54,550,348
   Selling, operations, and
     administration expense                             235,627          948,230        1,626,678       18,876,572       38,254,893
   Depreciation and amortization                         47,068          738,052        1,267,882        6,438,074       18,332,451
                                                  -------------    -------------    -------------    -------------    -------------
     Total operating expenses                           860,901        4,171,026        6,043,791       64,070,933      111,137,692
Operating income (loss)                                (223,988)         774,876         (293,204)       2,447,652        3,452,306
Equity in income (losses) of
   unconsolidated subsidiaries                          360,257          (96,920)        (258,242)      (1,589,812)               0
Interest expense                                              0         (273,759)        (297,228)      (6,172,421)     (21,367,351)
Interest and other income (other
   expense)                                                (826)          82,348           41,734          171,514        4,251,088
                                                  -------------    -------------    -------------    -------------    -------------
Income (loss) before taxes, preacquisition
   earnings (losses) and extraordinary
   item                                                 135,443          486,545         (806,940)      (5,143,067)     (13,663,957)
Income tax (provision) benefit                          (54,582)        (113,248)         302,567        1,233,318        3,324,466
Preacquisition earnings (losses)                              0         (236,300)               0                0           74,132
Extraordinary item (net of tax benefit)                       0                0                0                0         (507,515)
                                                  -------------    -------------    -------------    -------------    -------------
Net income (loss)                                 $      80,861    $     136,997    $    (504,373)   $  (3,909,749)   $ (10,772,874)
                                                  =============    =============    =============    =============    =============

Basic and diluted net income (loss) per
   common share:
Before extraordinary loss                         $        0.00    $        0.01    $       (0.03)   $       (0.20)   $       (0.51)
Extraordinary loss                                         0.00             0.00             0.00             0.00            (0.03)
                                                  -------------    -------------    -------------    -------------    -------------
Net income (loss)                                 $        0.00    $        0.01    $       (0.03)   $       (0.20)   $       (0.54)
                                                  =============    =============    =============    =============    =============

Basic weighted average common shares
   outstanding(f)                                    19,053,675       19,053,675       19,053,675       19,053,675       20,124,908
Diluted weighted average common shares
   outstanding(f)                                    19,101,926       19,101,926       19,101,926       19,101,926       20,124,908

Balance Sheet Data:
Working capital (deficit)                         $    382,562    $     254,988     $   (242,136)   $   3,415,088    $ 116,445,515
Total assets                                         6,294,266       20,062,286       20,922,337      113,207,979      386,104,477
Long-term debt, advances from ITC
   Holding and capital lease obligations,
   including current portions                           797,288        4,013,977        3,143,977       75,442,971      203,889,536
Stockholders' equity                                  4,737,090       13,761,409       14,307,036       19,256,526      148,265,527

Other Financial Data:
Capital expenditures                                    531,187        3,703,835        1,805,742        6,172,660       43,873,990
Cash flows provided by
   operating activities                                  33,667          978,775        1,437,317        8,188,618        6,302,123
EBITDA (g)                                             (176,920)       1,512,928          974,678        8,885,726       21,784,757
Ratio of earnings to fixed charges(h)                       N/A            2.65x               --               --               --

(a) Through August 17, 1994, the Company owned a 49% interest in Interstate FiberNet and accounted for this investment under the equity method. On August 17, 1994, the Company purchased the remaining 51% interest in Interstate FiberNet from SCANA. Therefore, Interstate FiberNet's revenues and expenses have been included in the consolidated statement of operations data effective January 1, 1994, with the preacquisition earnings attributable to SCANA deducted to determine consolidated net income for 1994.
(b) On August 17, 1994, the Company entered into the Gulf States FiberNet partnership with SCANA. The Company obtained a 36% general partnership interest, and the investment was accounted for under the equity method. See
     Note 5 to the financial statements.
(c) On January 29, 1996, ITC Holding purchased DeltaCom. DeltaCom's results of operations are included in the historical statement of operations data since the date of acquisition. See Note 13 to the financial statements.
(d) On March 27, 1997, the Company purchased the Georgia Fiber Assets from SCANA. The results of operations for the Georgia Fiber Assets are included in the consolidated statements of operations beginning April 1, 1997. See
     Note 15 to the financial statements.
(e) On March 27, 1997, the Company purchased the remaining 64% partnership interest in Gulf States FiberNet from SCANA. Therefore, Gulf States FiberNet's revenues and expenses have been included in the consolidated statement of operations data effective January 1, 1997 with the preacquisition losses attributable to SCANA deducted to determine the consolidated net loss for the year ended December 31, 1997. See Note 15 to the financial statements.
(f) Pursuant to SAB 98, for periods prior to the completion of the Equity Offering, basic net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the period and nominal issuances of Common Stock and Common Stock equivalents, regardless of whether they are anti-dilutive.
(g) EBITDA represents earnings before extraordinary item, preacquisition (earnings) losses, equity in losses of unconsolidated subsidiaries, net interest, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.
(h) Earnings consist of income before income taxes, plus fixed charges. Fixed charges consist of interest charges and amortization of debt issuance costs and the portion of rent expense under operating leases representing interest (estimated to be one-third of such expense). Earnings were insufficient to cover fixed charges for the years ended December 31, 1995, 1996 and 1997 by $.8 million, $5.1 million and $13.7 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF THE COMPANY'S SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS WHICH MAY BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

     UNLESS THE CONTEXT SUGGESTS OTHERWISE, REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO THE "COMPANY" MEAN ITC/\DELTACOM, INC. AND ITS SUBSIDIARIES AND PREDECESSORS. UNLESS OTHERWISE INDICATED, DOLLAR AMOUNTS OVER $1 MILLION HAVE BEEN ROUNDED TO ONE DECIMAL PLACE AND DOLLAR AMOUNTS LESS THAN $1 MILLION HAVE BEEN ROUNDED TO THE NEAREST THOUSAND. SEE THE "GLOSSARY" APPEARING ELSEWHERE HEREIN FOR DEFINITIONS OF CERTAIN TERMS USED IN THIS FORM 10-K.

OVERVIEW

     Company Background. The Company was incorporated in March 1997 as a wholly owned subsidiary of ITC Holding to acquire and operate ITC Holding's Retail Services and Carriers' Carrier Services businesses. As discussed in Note 1 to the financial statements, this reorganization has been accounted for in a manner similar to a pooling of interests.

     The Company has provided operator and directory assistance services since March 1992 through InterQuest. Carriers' Carrier Services have been offered since late 1992 through Interstate FiberNet, a partnership originally formed by ITC Holding (with a 49% interest) and SCANA (with a 51% interest). In August 1994, ITC Holding acquired SCANA's interest in Interstate FiberNet. Also in August 1994, ITC Holding formed a second partnership with SCANA, Gulf States FiberNet, to construct and operate a fiber optic route primarily between Atlanta, Georgia and Shreveport, Louisiana with several supplemental spur routes. In the Gulf States Acquisition, ITC Holding acquired SCANA's 64% partnership interest in Gulf States FiberNet and the Georgia Fiber Assets, which included one customer contract representing $3.5 million in annual revenues through August 2001, the term of the contract. Members of the Company's management have been managing the businesses of both Interstate FiberNet and Gulf States FiberNet since their inception. In 1995, the Company began offering Signaling System 7 Services ("SS7") to its Carriers' Carrier customers.

     In January 1996, as a result of the DeltaCom Acquisition, the Company entered the retail long distance business and acquired several fiber optic routes within Alabama that complemented the existing networks operated by Interstate FiberNet and Gulf States FiberNet. DeltaCom, a provider of telecommunications services since its inception in 1982, provides long distance services to mid-sized businesses primarily in Alabama.

     Revenues. The Company derives revenues primarily from two business segments: (i) Retail Services, which encompass the retail sale of local, long distance, data, and Internet services and the sale and installation of customer premise equipment to mid-sized and major regional business customers and certain switched services telecommunications companies, and (ii) Carriers' Carrier

Services, which encompass the sale of long-haul private line services on a wholesale basis to other telecommunications companies, using the Company's owned and managed fiber optic network, and operator and directory assistance services.

     The Company currently offers a wide range of Retail Services, including retail long distance services such as traditional switched and dedicated long distance, 800/888 calling, calling card and operator services, ATM and frame relay, high capacity broadband private line, as well as Internet, Intranet and Web page hosting and development services, and customer premise equipment installation and repair. Since January 1996, the Company has expanded its retail long distance operations into the following markets: Pensacola and Jacksonville, Florida; Atlanta and Columbus, Georgia; Charlotte, North
Carolina; Greenville and Columbia, South Carolina; and New Orleans and Baton Rouge, Louisiana. As of December 31, 1997, the Company provided Retail Services to over 7,700 business customers and approximately 7,100 residential customers. Such residential customers represented less than 5% of the Company's revenues during 1997.

     The Company offers local exchange services as part of its Retail Services in a majority of its markets. Although the Company's local exchange services offerings are in the very early stages, initial expressions of customer interest in such services have been positive, consistent with management's expectations. However, there can be no assurance that demand for the Company's local services will match such preliminary indications of customer interest. The Company currently offers local exchange services in 11 of the 15 markets to which it provides Retail Services.

     In connection with offering local exchange services, the Company has entered into the Interconnection Agreement with BellSouth to (i) resell BellSouth's local exchange services and (ii) interconnect the Company's network with BellSouth's network for the purpose of gaining immediate access to all of BellSouth's unbundled network elements. This agreement allows the Company to enter new markets with minimal capital expenditures and to offer local exchange service to its current customer base. The Interconnection Agreement currently allows the Company to provide local service on a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using Company-owned facilities. The terms of the Interconnection Agreement, including interim pricing terms agreed to by the Company and BellSouth, have been approved by state regulatory authorities in all states in which BellSouth operates, although they remain subject to review and modification by such authorities. In addition, the Interconnection Agreement does not resolve all operational issues, which issues the Company and BellSouth are continuing to negotiate to resolve. The Company believes that the Interconnection Agreement provides a foundation for it to provide local service on a reasonable commercial basis, but there can be no assurance in this regard and important issues remain unsettled as a result of legal and regulatory developments and related matters. The Interconnection Agreement expires in July 1999, and there can be no assurance that the Company will be able to renew it under favorable terms or at all.

     The Company's strategy is ultimately to offer facilities-based local service in certain established markets by collocating its equipment with that of BellSouth which will enable the Company to purchase fewer unbundled network elements. The Company expects that it will be able to begin providing local service to such markets in the second quarter of 1998 by using its own facilities and network, as supplemented by BellSouth's unbundled network elements. The Company and BellSouth have finalized the terms of an agreement with respect to the collocation of the Company's equipment with BellSouth in certain markets in which the Company has an existing base of long distance customers. BellSouth has been experiencing certain central office space limitations, however, resulting in delays in completing arrangements for physical collocation of Company equipment.

     The Company anticipates that an increasing portion of its revenue will be derived from local services, primarily those provided pursuant to the Interconnection Agreement with BellSouth and similar agreements with other local exchange carriers. Management expects that gross margin associated with local Retail Services will be slightly better than gross margin associated with long distance Retail Services, but that, in general, gross margin associated with Retail Services will be lower than that associated with Carriers' Carrier Services. There can be no assurance that the Company will be able to enter into additional interconnection agreements on terms acceptable to the Company or at all, or that the incumbent local exchange carriers will provide the operational support required for the Company to provide local services to end users.

     As the Company begins to offer local service on a facilities rather than resale basis, it will begin to sell switched access and termination services to carriers terminating calls to its local end user customers, and originating switched access to long distance companies where the end users choose a carrier other than the Company for that service. Certain incumbent local exchange companies, including BellSouth, have taken the position that when a carrier seeking to provide local service obtains all necessary elements (loops and switches) from the incumbent local exchange carrier in a combined form, the incumbent local exchange carrier retains the right to receive the access revenues associated with service to the customers served on that basis. Although a recent Eighth Circuit decision appears to reject this position, further legal challenges are likely and important issues related to this form of interconnection remain open.

     The Company provides Carriers' Carrier Services using its owned and managed fiber optic network, which reaches over 60 POPs in ten southern states (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas). Of the network's approximately 6,300 route miles, approximately 3,300 are Company-owned and operated and approximately 3,000 are owned and operated principally by three public utilities (Duke Power Company, Florida Power & Light Company and Entergy Technology Company) with which the Company has marketing and management arrangements. The Company's arrangement with Entergy is exclusive. In addition, the Company has a buy-sell agreement with Carolinas Fibernet, LLC, which manages fiber optic facilities in North Carolina and South Carolina. This agreement enables the parties to buy and sell capacity on each other's networks and allows the Company to provide customers with access to POPs throughout those states. In addition, as part of its strategy, the Company intends to continue to evaluate the potential expansion of its network through a combination of new construction, long-term dark fiber leases and fiber swap transactions, depending on the extent of capital required over the economic life of the fiber assets to be deployed. To the extent that the Company elects to expand its network through long-term leases in lieu of construction or fiber swap transactions, the Company expects such leases to have a negative effect on EBITDA; however, the Company expects any such expansion of its network would provide opportunities to generate additional revenues, which would partly offset such negative effects.

     The Company derives commission revenues from the marketing, sale and management of capacity on the utility-owned portions of the Company's network. Negligible incremental costs are associated with these commissions, because the Company uses the same marketing and sales force in servicing the utility-owned portions of the network as it does for the portions owned by the Company. In 1996, the Company's commission revenues from these arrangements amounted to approximately $170,000 because, although the utility-owned portions owned by Duke Power Company began generating revenues in late 1995, the portions owned by Florida Power & Light Company and Entergy Technology Company began generating revenues in late 1996. For the year ended December 31, 1997, the Company's commission revenues from these arrangements amounted to approximately $1,533,000. The Company expects commissions associated with the utility-owned portions of the network to continue to increase in 1998.

     The Company provides long-haul services to its carrier customers on a "take or pay" long-term basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the "take or pay" or individual circuit contract. As of December 31, 1997, the Company had remaining future long-term contract commitments totaling approximately $77.9 million. These contracts expire on various dates through 2006 and are expected to generate approximately $58.2 million in revenues to the Company through 2001. No single Carriers' Carrier Services customer or Retail Services customer represented over 10% of the Company's total revenues for the year ended December 31, 1997.

     Although the Company expects that a majority of its revenue growth will come from its Retail Services business, the Company does not expect its Retail Services to obtain a significant share of the market for telecommunications services in the southern United States. The customer contracts for Retail Services generally provide for payment in arrears based on minutes of use for switched services and payment in advance for private line services. The contracts generally also provide that the customer may terminate the affected services without penalty in the event of certain outages in service, and for certain other defined causes. The contracts also typically provide that the customer must use at least a minimum dollar amount of switched long distance services per month for the term of the contract. During the past several years, market prices for many telecommunications services segments have been declining, which the Company believes will likely continue. In response to these and other competitive pressures, the Company recently modified certain of its retail contracts to extend to certain customers lower rates over longer terms as a means of maintaining and developing the Company's customer base. In the future, in response to competitive considerations, the Company may decide to modify certain other retail customer contracts in a similar manner, emphasizing lower pricing and longer commitment periods. A substantial portion of the Company's total revenues are from retail long distance services. Revenue per minute from such services has been declining and is expected to continue to decline. This decline will have a negative effect on the Company's gross margin which may not be offset completely by savings from decreases in the Company's cost of services.

     Operating Expenses. The Company's principal operating expenses consist of cost of services, selling, operations and administration expenses, and depreciation and amortization. Cost of services related to Retail Services consists primarily of access charges and local facility charges paid to local exchange carriers, as well as wholesale carrier origination, termination and interexchange facility charges paid to other interexchange carriers. Cost of services related to Carriers' Carrier Services are substantially all fixed costs attributable to (i) the leasing of dark fiber under long-term operating leases,
(ii) the leasing of capacity outside the Company's owned or managed network (off-net capacity) to meet customer requirements, (iii) labor associated with operator services and (iv) network costs associated with the provision of SS7 Services. The Company purchases off-net capacity to provide Carriers' Carrier Services in cases where the Company plans to construct its own network to replace the off-net portion of certain fiber routes. The Company also purchases off-net capacity in connection with an existing customer contract, pursuant to which the Company is the exclusive provider of network capacity to such customer. Although the Company is substantially able to meet the requirements of such customer on the Company's network, the Company purchases off-net capacity to fill such customer's requirements that cannot be met on the Company's network. Selling, operations and administration expenses consist of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration. Depreciation and amortization include depreciation of the Company's telecommunications network and equipment and amortization of goodwill and other intangible assets related to acquisitions, primarily the DeltaCom Acquisition.

     As the Company continues to expand into new geographic markets, add new branch offices and facilities and enlarge its current product offerings to include local telephone and other services, cost of services and selling, operations and administration expenses are expected to increase substantially. Therefore, the Company expects to incur increasing operating losses over the next few years. Although the Company anticipates that it will continue to generate positive cash flow from operations, it expects that such cash flows will be more than offset by capital expenditures during the next several years as it implements its business plan. The Company also expects that the addition of local service to its bundle of telecommunications services will have an adverse impact on its gross margin, because the gross margin on the resale of local services through incumbent local exchange carrier facilities will be lower than the gross margin on the Company's existing businesses. As the Company increasingly uses incumbent local exchange carrier unbundled network elements instead of resold services, the Company expects gross margin on local service to improve. Such improvement is expected to result from reduced access charges and from efficiencies realized through increased reliance on the Company's owned network. Such improved margins, however, could be offset by competitive market pressures to reduce prices for Retail Services, as discussed above. There can be no assurance that growth in the Company's revenues or customer base will continue or that the Company will be able to achieve or sustain profitability or positive net cash flows. In addtion, the Company may from time to time engage in discussions involving potential acquisitions, joint venture or strategic alliances. Depending upon the circumstances, the Company may not disclose material acquisitions until completion of a definitive agreement. Any significant transaction, shortfalls in anticipated revenue, or increases in expenses could have a material adverse effect on the Company's liquidity and capital resources and on its ability to meet its strategic objectives, and could require the Company to seek additional private or public equity or debt financing. There can be no assurance that the Company will be able to raise any such capital on terms acceptable to the Company or at all.

RESULTS OF OPERATIONS

     The following tables set forth certain historical financial data for the years ended December 31, 1995, 1996 and 1997 for the Carriers' Carrier Services business and for the year ended December 31, 1996 and 1997 for the Retail Services business.

     The comparability of the historical financial data for the year ended December 31, 1996 and 1997 has been affected by the DeltaCom Acquisition and the Gulf States Acquisition. The historical financial statements for the year ended December 31, 1996 include the results of operations for DeltaCom since its acquisition on January 29, 1996. For the year ended December 31, 1996, the Company's 36% interest in Gulf States FiberNet's results of operations is reflected using the equity method. Due to the Gulf States Acquisition on March 27, 1997, the results of operations for the year ended December 31, 1997 reflect the total revenues and expenses from January 1, 1997 attributable to Gulf States FiberNet with the preacquisition losses attributable to the previous owner from January 1, 1997 through March 27, 1997, deducted to determine the Company's consolidated net loss. The results of operations for the year ended
December 31, 1997 also reflect the revenues and expenses of Georgia Fiber since March 27, 1997.

                              Results of Operations

                                                                        Carriers' Carrier Services
                                                                        --------------------------
                                                                          Year Ended December 31,
                                         -------------------------------------------------------------------------------------------
                                             1995               %             1996              %            1997              %
                                         -----------     -----------      -----------    -----------     -----------    -----------
Revenues                                 $ 5,750,587         100%         $ 6,598,709            100%    $31,024,054            100%
Cost of services                           3,149,231          55            2,363,073             36       3,908,202             13
                                         -----------                      -----------                    -----------
Gross margin                               2,601,356          45            4,235,636             64      27,115,852             87
                                         -----------                      -----------                    -----------
Selling, operations and
     administration                        1,626,678          28            1,826,420             28       8,401,158             27
Depreciation and amortization              1,267,882          22            1,656,685             25      12,077,349             39
                                         -----------                      -----------                    -----------
Total operating expenses                   2,894,560          50            3,483,105             53      20,478,507             66
                                         -----------                      -----------                    -----------
Operating income (loss)                  $  (293,204)         (5)         $   752,531             11     $ 6,637,345             21
                                         ===========                      ===========                    ===========

                                                    Retail Services
                                ------------------------------------------------------------
                                                  Year Ended December 31,
                                ------------------------------------------------------------
                                    1996                 %         1997                  %
                                ------------           -----   -------------           -----
Revenues                        $ 59,919,876            100%   $ 83,565,944             100%
Cost of services                  36,393,214             61      50,642,146              61
                                ------------                   ------------
Gross margin                      23,526,662             39      32,923,798              39
                                ------------                   ------------
Selling, operations and
      administration              17,050,152             28      29,853,735              36

Depreciation and amortization      4,781,389              8       6,255,102               7
                                ------------                   ------------
Total operating expenses          21,831,541             36      36,108,837              43
                                ------------                   ------------
Operating income (loss)         $  1,695,121              3    $ (3,185,039)             (4)
                                ============                   ============

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

Revenues

     Total revenue increased $48.1 million (72.3%), from $66.5 million for the year ended December 31, 1996 to $114.6 million for the year ended December 31, 1997. Revenues from Retail Services increased $23.7 million (39.6%), from $59.9 million for the year ended December 31, 1996 to $83.6 million for the year ended December 31, 1997. Results for the year ended December 31, 1996 exclude revenue of $5.3 million related to revenues earned before the acquisition of DeltaCom, Inc. on January 29, 1996. The increase in the Retail Services segment revenue was primarily attributable to continued geographic expansion through the opening of branch sales offices, continued product expansion through sales of new products to existing customers, and continuing low rates of customer revenue turnover (churn). Revenues from Carriers' Carrier Services increased $24.4 million (370%), from $6.6 million for the year ended December 31, 1996 to $31.0 million for the year ended December 31, 1997. Results for the year ended December 31, 1997 reflect $19.8 million of revenues related to revenues earned by Gulf States FiberNet in 1997. Gulf States FiberNet was not consolidated in the Company's 1996 financial statements. The increase in revenue for the Carriers' Carrier segment was primarily attributable to continued increasing demand for bandwidth, continued owned and operated route expansions and the continued growth in the managed, monitored, and marketed routes.

Cost of Services

     Total cost of services increased $15.8 million, from $38.8 million for the year ended December 31, 1996 to $54.6 million for the year ended December 31, 1997. Cost of services for Retail Services operations increased $14.2 million, from $36.4 million for the year ended December 31, 1996 to $50.6 million for the year ended December 31, 1997. Cost of services for the Carriers' Carrier operations increased $1.5 million, from $2.4 million for the year ended December 31, 1996 to $3.9 million for the year ended December 31, 1997. The cost of services as a percentage of revenue for Retail Services operations remained consistent at a rate of approximately 61%. The cost of services as a percentage of revenue for Carriers' Carrier operations, 13% in 1997 vs. 36% in 1996, decreased significantly due to the acquisition of Gulf States FiberNet in March 1997 and the increased margins associated with this line of business.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $19.4 million, from $18.9 million (28% as a percentage of revenue) for the year ended December 31, 1996 to $38.3 million (33% as a percentage of revenue) for the year ended December 31, 1997. Selling, operations and administration expense attributable to Retail Services increased $12.7 million, from $17.1 million (29% as a percentage of revenue) for the year ended December 31, 1996 to $29.9 million (36% as a percentage of revenue) for the year ended December 31, 1997. The increase in selling, operations and administration expense as a percentage of revenue for the Retail Services segment is related to continued geographic expansion and introduction of new services, primarily local services. Selling, operations and administration expense attributable to the Carriers' Carrier segment increased $6.6 million, from $1.8 million (28% as a percentage of revenue) for the year ended December 31, 1996 to $8.4 million (27% as a percentage of revenue) for the year ended December 31, 1997. The increase in selling, operations, and administration expense for the Carrier's Carrier segment relate specifically to an increase in personnel stemming from the geographic expansion and various costs associated with those personnel. Selling, operations, and administration expenses are expected to continue to increase as a percentage of revenue during 1998 and early 1999, due to the continued expansion of the Retail Services segment, both geographically and in terms of products offered. By mid-1999, such expansion is expected to be substantially completed, and selling, operations and administration expenses are expected to improve as a percentage of revenue.

Depreciation and Amortization

     Total depreciation and amortization increased $11.9 million, from $6.4 million for the year ended December 31, 1996 to $18.3 million for the year ended December 31, 1997. Retail Services accounted for $1.5 million of the increase, which was primarily related to installation of new central office equipment. Carriers' Carrier Services' operations accounted for $10.4 million of the increase, with $8.2 million related to the acquisition of Gulf States FiberNet.

Interest Expense

     Total interest expense increased $15.2 million, from $6.2 million for the year ended December 31, 1996 to $21.4 million for the year ended December 31, 1997. The increase in interest expense was primarily due to interest expense incurred on the 1997 Notes.

Income Taxes

     As a result of tax sharing arrangements with ITC Holding, the Company received benefits for certain of its net operating losses. The benefit received as a percentage of taxable income was 24.3% and 24.0% for the years ended December 31, 1996 and 1997, respectively.

EBITDA

     EBITDA increased $12.9 million, from $8.9 million for the year ended December 31, 1996 to $21.8 million for the year ended December 31, 1997. Carriers' Carrier Services accounted for $16.3 million of the increase. EBITDA attributable to Retail Services for the year ended December 31, 1997 was $3.1 million compared to $6.5 million for the year ended December 31, 1996. EBITDA attributable to Retail Services decreased from 11% of revenues for the year ended December 31, 1996 to 4% of revenues for the year ended December 31, 1997, primarily due to increased costs associated with the opening of new branch offices and the employment of additional support personnel to position the Retail Services segment for expansion. The Company expects EBITDA for Retail Services to continue to decline at least through 1998 as the Company opens additional branch offices and expands its offerings of local service.

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Revenues

     Revenues increased from $5.8 million in 1995 to $66.5 million in 1996. The $60.7 million increase was primarily attributable to revenues of $59.9 million generated by DeltaCom since it was acquired on January 29, 1996. Revenues from Carriers' Carrier Services increased approximately $800,000 in 1996 (15%), primarily due to the growth in new SS7 Services and directory assistance products and growth in demand for Carriers' Carrier Services.

Cost of Services

     Cost of services increased from $3.1 million in 1995 to $38.8 million in 1996. DeltaCom's operations accounted for $36.4 million of this increase. Carriers' Carrier Services accounted for a decrease of $700,000 primarily due to intersegment eliminations related to its utilization of DeltaCom's network infrastructure.

Selling, Operations and Administration Expense

     Selling, operations and administration expense increased from $1.6 million in 1995 to $18.9 million in 1996. DeltaCom's operations accounted for $17.1 million of the increase. Carriers' Carrier Services accounted for $200,000 of the increase.

Depreciation and Amortization

     Depreciation and amortization expense increased from $1.3 million in 1995 to $6.4 million in 1996. Of this $5.1 million increase, $4.8 million was attributable to DeltaCom, including $1.3 million of intangible amortization on $54.6 million of intangibles pushed down to the Company. See "--Effects of Accounting Standards." Carriers' Carrier Services accounted for $300,000 of the increase as a result of additional capital expenditures made for the provision of SS7 Services, capital expenditures associated with the Company's network management systems required to support the various management and marketing agreements with various utilities, and small electronic overbuilds on existing network segments.

Other Income (Expense)

     Other expense increased from $200,000 in 1995 to $1.4 million in 1996. The Company's share of Gulf States FiberNet's partnership losses accounted for $1.3 million of this increase, which was partially offset by a $100,000 increase in other interest and miscellaneous income. Gulf States FiberNet began full operations in late 1995 and, accordingly, the effect of a full year of operations was not reflected until 1996. Gulf States FiberNet recorded a pretax loss of $4.4 million in 1996, compared to a pretax loss of $700,000 in 1995. As of December 31, 1995 and 1996, the Company owned 36% of Gulf States FiberNet and recorded losses of $300,000 and $1.6 million, respectively, from such interest.

Interest Expense

     Interest expense increased from $300,000 in 1995 to $6.2 million in 1996. The increase was primarily attributable to the increase in the Company's aggregate indebtedness resulting from the $74.0 million of DeltaCom Indebtedness. See "--Effects of Accounting Standards." The Company incurred interest expense of $5.8 million related to such indebtedness in 1996.

EBITDA

     EBITDA increased from $1.0 million in 1995 to $8.9 million in 1996. DeltaCom accounted for $6.5 million and Carriers' Carrier Services accounted for $1.4 million of the increase. The increased EBITDA attributable to Carriers' Carrier Services is a result of an increase in revenues with minimal increases in associated variable costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically generated positive cash flow from operations from its existing lines of business, but has required equity infusions and advances from ITC Holding to finance a significant portion of its investing and financing activities. In addition, during 1997, the Company generated approximately $192.1 million and $87.5 million in net proceeds from the 1997 Notes Offering and the Equity Offering, respectively, and in March 1998, generated approximately $155.0 million in net proceeds from the 1998 Notes Offering. The Company generated net cash from operating activities of $1.4 million, $8.2 million, and $6.3 million for 1995, 1996 and 1997, respectively. The components of cash flow from operations (consisting of net loss adjusted for depreciation, amortization, deferred income taxes, equity in losses of investee, preacquisition losses, extraordinary item-loss on extinguishment of debt and other) totaled $1.5 million, $4.7 million, and $11.3 million for 1995, 1996 and 1997, respectively. Changes in working capital were ($42,000) in 1995, $3.5 million in 1996 and ($5.0 million) in 1997. The change in 1996 was primarily due to an increase in accrued interest, accounts payable and unearned revenue, partially offset by an increase in accounts receivable resulting primarily from the DeltaCom Acquisition. For 1997, such changes were primarily due to increases in unearned revenue and accrued liabilities, offset by increases in accounts receivable. Of this increase in accounts receivable and unearned revenue, $2.3 million and $1.3 million, respectively, resulted from the Gulf States Acquisition, with the remaining increase in accounts receivable attributable to increased earned and unearned revenue in the Carriers' Carrier Ser vices and Retail Services.

     Cash used for investing activities was $1.5 million, $72.7 million, and $93.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. The cash used in 1996 was primarily attributable to the investment of $63.5 million, net of cash received, in connection with the DeltaCom Acquisition in January 1996. The cash used in 1997 was primarily attributable to the purchase of restricted investments held by a trustee to fund the first six interest payments on the 1997 Notes, as required by the 1997 Notes Indenture, and to fund capital expenditures. The Company made capital expenditures of $1.8 million, $6.2 million, and $43.9 million for the years ended December 31, 1995, 1996 and 1997, respectively. Of the $6.2 million of capital expenditures in 1996, $4.1 million related to Retail Services and $2.1 million related to Carriers' Carrier Services. In addition, the Company contributed an additional $2.4 million to Gulf States FiberNet in 1996 to meet debt service requirements and to fund additional capital requirements of that business. Of the $43.9 million of capital expenditures for the year ended December 31, 1997, $27.5 million related to Carriers' Carrier Services and $16.4 million related to Retail Services.

     Cash provided by financing activities was $200,000, $65.1 million, and $180.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. For 1996, cash provided by financing activities was primarily attributable to the DeltaCom Indebtedness, which was advanced to the Company by ITC Holding. See "--Effects of Accounting Standards." Net cash provided by financing activities for the year ended December 31, 1997 consisted primarily of net proceeds of $192.1 million from the sale of the 1997 Notes and $87.5 million from the Equity Offering, less $43.2 million of repayment of advances from ITC Holding, net repayments of other long-term debt and capital leases of $52.6 million and $3.3 million of other cash used in financing activities.

     ITC Holding partially financed the DeltaCom Acquisition and the Gulf States Acquisition with debt, which consists of the following: (i) a $74.0 million term loan under a bank facility incurred in connection with the DeltaCom Acquisition and pushed down to the Company (the DeltaCom Indebtedness); (ii) a $41.6 million Bridge Facility incurred in connection with the Gulf States Acquisition, which required the refinancing of Gulf States FiberNet's existing project facility; and (iii) a $10.0 million unsecured note issued in connection with the Gulf States Acquisition and assumed by a subsidiary of the Company. In November
1997, this note was repaid in full (approximately $9.0 million) with a portion of the net proceeds from the Equity Offering.

     On July 25, 1997, in connection with the Reorganization, approximately $62.7 million of the $192.1 million of net proceeds from the sale of the 1997 Notes was used to purchase U.S. government securities. The U.S. government securities are being held by the 1997 Notes trustee in a pledged account to fund the first six scheduled interest payments on the 1997 Notes. The balance of the net proceeds from the 1997 Notes Offering, approximately $129.4 million, was released to the Company. A portion of the released proceeds was applied on July 25, 1997 as follows: (i) to repay approximately $57.8 million of indebtedness to ITC Holding (including approximately $9.5 million of accrued interest) associated with the DeltaCom Acquisition and advances used by the Company for capital expenditures; and (ii) to repay approximately $41.6 million of indebtedness incurred under the Bridge Facility (together with approximately $200,000 of accrued interest). In connection with the Reorganization, $31.0 million of the DeltaCom Indebtedness was forgiven by ITC Holding and contributed to the Company as additional equity.

     In September 1997, Interstate FiberNet, Inc., a wholly owned subsidiary of the Company, entered into a credit agreement with NationsBank of Texas, N.A. for a five-year $100.0 million term and revolving credit facility to be used for working capital and other corporate purposes, including refinancing existing indebtedness, capital expenditures and permitted acquisitions. In February 1998, the Company amended the Credit Facility, among other things, to provide for a $50.0 million revolving credit facility. See "Item 1. Business--Description of Certain Indebtedness." The Company recorded a loss of approximately $2.5 million in connection with the reclassification of the Company's interest rate swap agreement converting a hedge of an anticipated transaction to a trading security as a result of the 1998 Notes Offering described below. See Note 17 to the Consolidated Financial Statements for further discussion of this interest rate swap agreement. The Credit Facility contains restrictions on Interstate FiberNet, Inc. and its subsidiaries and requires Interstate FiberNet, Inc. to comply with certain financial tests and to maintain certain financial ratios. The Credit Facility is guaranteed by the Company and DeltaCom and is secured by a first priority lien on all current and future assets of Interstate FiberNet, Inc. and its subsidiaries and a first priority pledge of the stock of Interstate FiberNet, Inc. and its subsidiaries.

     On October 29, 1997, the Company completed the Equity Offering in which it issued 5,575,000 shares of common stock, par value $.01 per share, at a price of $16.50 per share. On March 3, 1998, the Company completed the 1998 Notes Offering, generating net proceeds of approximately $155.0 million. On April 2, 1998, the Company intends to redeem $70.0 million principal amount of the 1997 Notes in the Planned Redemption, with proceeds remaining from the Equity Offering, at a redemption price of 111% of such principal amount, plus accrued and unpaid interest. The Company expects to record an extraordinary loss of approximately $10.7 million related to the early redemption of this debt. In connection with the Planned Redemption, the Company anticipates that the trustee for the 1997 Notes will release to the Company approximately $18.0 million held by the trustee as security for the payment of remaining interest through June 1, 2000 on the 1997 Notes being redeemed. See "Item 1. Business--Description of Certain Indebtedness--1997 Notes."

     To achieve its business plan, the Company will need significant financing for capital expenditure and working capital requirements, including repayment of indebtedness and operating losses. Expansion of the Company's network, operations and services will require significant capital expenditures. At December 31, 1997, the Company had entered into agreements with vendors to purchase approximately $9.8 million of equipment and services, and, for the year ended December 31, 1997, had made capital expenditures of $43.9 million. The Company currently estimates that its aggregate capital requirements will total approximately $155.0 million in 1998 and 1999, of which a total of approximately $105.0 million is expected to be incurred in 1998 and approximately $50.0 million is expected to be incurred in 1999. The Company expects to make substantial capital expenditures thereafter. Capital expenditures will be primarily for the following: (i) addition of facilities-based local telephone service to its bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment; (ii) market expansion; (iii) continued development and construction of its fiber optic network (including transmission equipment); and (iv) infrastructure enhancements, principally for information systems. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities), or in the event the Company decides to make acquisitions or enter into joint ventures and strategic alliances in the Company's industry. See "Item 1. Business--Risk Factors-- Significant Capital Requirements; Uncertainty of Additional Financing."

     Although the Company's liquidity has improved, the Company's level of indebtedness and debt service obligations significantly increased as a result of the 1997 and 1998 Notes Offerings. The successful implementation of the Company's strategy, including expansion of its network and obtaining and retaining a significant number of customers, and significant and sustained growth in the Company's cash flow are necessary for the Company to be able to meet its debt service requirements. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to improve its earnings before fixed charges, or to meet its debt service obligations and working capital requirements. The ability of the Company to meet its obligations will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors.

     The Year 2000 Issue. The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has commenced an analysis, which it expects to complete during the second quarter of 1998, to determine the extent to which its own information, customer service and billing systems and the systems of its major vendors and third party network service providers (insofar as they relate to the Company's business) are vulnerable to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its internal systems, or those of its vendors and third party network service providers. Any failure by the Company, such vendors or third party network service providers to resolve any Year 2000 issues on a timely basis, or in a manner that is compatible with the Company's systems, could have a material adverse effect on the Company. Although the Company may incur substantial costs, particularly costs resulting from charges by its vendors or third party network service providers, in correcting Year 2000 issues, such costs cannot currently be estimated. Additionally, such costs will be expensed as incurred, which will have a negative effect on current operating results.

EFFECTS OF ACCOUNTING STANDARDS

     SFAS No. 121, SFAS No. 123 and SFAS No. 128. Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, issued by the Financial Accounting Standards Board, requires the Company to review for impairment, and potentially write down, the carrying values of long-lived assets and certain identifiable intangibles (including goodwill) to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. The Company adopted SFAS No. 121, effective January 1, 1996, with no material impact on the consolidated financial statements.

     SFAS No. 123, Accounting for Stock-Based Compensation, establishes a fair market value based method for financial accounting and reporting stock-based employee compensation plans. Companies may elect to adopt the measurement criteria of SFAS No. 123 for accounting purposes, thereby recognizing compensation expense in results of operations on a prospective basis, or to disclose the pro forma effects of the new measurement criteria. The Company has elected to disclose the pro forma effects of the new measurement criteria. See
Note 9 to the consolidated financial statements.

     SFAS No. 128, Earnings Per Share, which was adopted on December 31, 1997 establishes new guidelines for the calculation and presentation of earnings per share. In February 1998, the SEC issued SAB No. 98, on computations of earnings per share in an initial public offering. SAB No. 98 revised prior SEC guidance including earnings per share computations in periods prior to an initial public offering, to reflect the requirements of SFAS No. 128. SAB No. 98 was effective immediately upon issuance and the Company has restated its earnings per share for periods prior to its initial public offering. This restatement increased basic and diluted net loss per share by $.01 and $.02 for the years ended December 31, 1995 and 1996, respectively.

     "Push Down" of Assets and Liabilities Related to the Acquisitions. ITC Holding financed the cash purchase price for the DeltaCom Acquisition of approximately $65.4 million and related debt refinancing of approximately $8.6 million principally with debt. The DeltaCom Acquisition was accounted for under the purchase method of accounting. In accordance with applicable accounting requirements of the Securities and Exchange Commission, purchase transactions that result in one entity becoming substantially wholly owned by the acquiror establish a new basis of accounting for the purchased assets and liabilities. Thus, the purchase price for the DeltaCom Acquisition has been allocated to the underlying assets purchased and liabilities assumed based on their estimated fair market values at January 29, 1996, the acquisition date. Because the DeltaCom Acquisition was recorded as a purchase, generally accepted accounting principles require that the purchase price paid and the debt incurred by ITC Holding for the DeltaCom Acquisition (and the related assets) be "pushed down" to establish a new accounting basis in DeltaCom's financial statements so that the basis of accounting for the purchased assets and liabilities is the same between ITC Holding and DeltaCom. This accounting treatment is also required because the Company used a portion of the proceeds of the 1997 Notes Offering to repay a significant portion of the debt incurred by ITC Holding to finance the DeltaCom Acquisition. Similarly, the purchase price and debt associated with the Gulf States Acquisition was also "pushed down" to the financial statements of Interstate FiberNet and Gulf States Transmission.

Inflation

     The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, including the Company's consolidated balance sheets as of December 31, 1997 and 1996, and consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of changes in stockholders' equity for the years ended December 31, 1997, 1996 and 1995, and notes to consolidated financial statements, together with a report thereon of Arthur Andersen LLP, dated February 23, 1998 (except with respect to Note 17, as to which the date is March 18, 1998), are attached hereto as pages F-1 through F-27.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information set forth under the captions "Election of Directors--Information as to Nominees and Other Directors" and "Executive Compensation and Other Information--Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 4, 1998 (the "Proxy Statement"), to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference. Information required by this item with respect to executive officers is provided in "Item 1 Business--Executive Officers." of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information set forth under the captions "Election of Directors--Directors' Compensation" and "Executive Compensation and Other Information" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information set forth under the caption "Stock Owned by Management" and "Principal Holders of Voting Securities" appearing in the Proxy Statement to be filed within 120 days after the end of the fiscal year, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information set forth under the caption "Executive Compensation and Other Information--Certain Transactions" appearing in the Proxy Statement to be filed within 120 days after the end of the Company's fiscal year, which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements of the Company and report of independent public accountants are included in Item 8 of this Form 10-K:

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of December 31, 1997 and 1996.

     Consolidated Statement of Operations for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2:

     Report of Independent Public Accountants on the Financial Statement
     Schedule.

     Schedule II--Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION

3.1            Certificate of Incorporation of ITC/\DeltaCom, Inc. (filed as
               Exhibit 3.1 to Registration Statement on Form S-1, as amended, File No. 333-36683 ("Form S-1") and incorporated herein by reference).

3.2            Amended and Restated Bylaws of ITC/\DeltaCom, Inc. (filed as
               Exhibit 3.2 to Form S-1 and incorporated herein by reference).

4.1            Form of Common Stock Certificate of ITC/\DeltaCom, Inc. (filed as
               Exhibit 4.1 to Form S-1 and incorporated herein by reference).

4.2 Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 8-7/8% Senior Notes Due 2008 of ITC/\DeltaCom, Inc.

4.3 Registration Rights Agreement, dated March 3, 1998, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Salomon Brothers Inc and NationsBanc Montgomery Securities LLC.

4.4            Form of Initial Global 8-7/8% Note Due 2008.

10.1 Capacity Agreement dated as of February 1, 1997 between Interstate FiberNet and Entergy Technology Company (filed as
               Exhibit 10.1 to Registration Statement on Form S-4, as amended, File No. 333-31361 ("Form S-4") and incorporated herein by reference).

10.2 License Agreement dated February 1, 1997 between Interstate FiberNet and Metropolitan Atlanta Rapid Transit Authority (filed as Exhibit 10.2 to Form S-4 and incorporated herein by reference).

10.3 Supply Agreement for Transmission Equipment dated March 26, 1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as
               Exhibit 10.3 to Form S-4 and incorporated herein by reference).

10.3.1 Network Products Purchase Agreement, dated as of December 24, 1997, by and between Interstate FiberNet, Inc. and Northern Telecom, Inc.

10.4 First Amendment to Supply Agreement for Transmission Equipment dated as of September 9, 1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.4 to Form S-4 and incorporated herein by reference).

10.5 Second Amendment to Supply Agreement for Transmission Equipment dated as of January 19, 1994 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.5 to Form S-4 and incorporated herein by reference).

10.6 Sixth Amendment to Supply Agreement for Transmission Equipment dated as of November 21, 1996 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Third and the Fourth Amendment to this Agreement) (filed as Exhibit 10.6 to Form S-4 and incorporated herein by reference).

10.7 Seventh Amendment to Supply Agreement for Transmission Equipment dated as of April 15, 1997 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Fifth Amendment to this Agreement) (filed as Exhibit 10.7 to Form S-4 and incorporated herein by reference).

10.8 Master Capacity Lease dated July 22, 1996 between Interstate FiberNet and Intercel PCS Services, Inc. (filed as Exhibit 10.8 to Form S-4 and incorporated herein by reference).

10.9 First Amendment to Master Capacity Lease dated as of August 22, 1996 between Interstate FiberNet and InterCel PCS Services, Inc. (filed as Exhibit 10.9 to Form S-4 and incorporated herein by reference).

10.10 Amended and Restated Loan Agreement dated as of March 27, 1997 by and among Gulf States Transmission Systems, Inc., the Lenders parties thereto and NationsBank, N.A. (filed as Exhibit 10.10 to Form S-4 and incorporated herein by reference).

 10.11 Promissory Note dated March 27, 1997 between Gulf States Transmission Systems, Inc. and NationsBank, N.A. (filed as
               Exhibit 10.11 to Form S-4 and incorporated herein by reference).

 10.12 Amended and Restated Security Agreement dated as of March 27, 1997 between Gulf States FiberNet and Gulf States Transmission Systems, Inc. and NationsBank, N.A. (filed as Exhibit 10.12 to Form S-4 and incorporated herein by reference).

 10.13 Assignment and Assumption Agreement dated as of March 27, 1997 between Gulf States FiberNet and Gulf States Transmission Systems, Inc. (filed as Exhibit 10.13 to Form S-4 and incorporated herein by reference).

 10.14 Term Agreement dated as of August 11, 1994 between Gulf States FiberNet and Illinois Central Railroad Company (filed as Exhibit
               10.14 to Form S-4 and incorporated herein by reference).

 10.15 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995 (filed as Exhibit 10.15 to Form S-4 and incorporated herein by reference).

 10.15.1 Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc.

 10.16 First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement dated as of July 24, 1995 between Southern Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. (filed as Exhibit 10.16 to Form S-4 and incorporated herein by reference).

 10.17 Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated July 25, 1995 between MPX Systems, Inc. and Gulf States FiberNet (filed as
               Exhibit 10.17 to Form S-4 and incorporated herein by reference).

+10.17.1 Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively "SES"), ITC Transmission Systems, Inc. (as managing partner of Interstate Fibernet) and Gulf States Transmission Systems, Inc. (filed as Exhibit 10.17.1 to Form S-4 and incorporated herein by reference).

 10.18 Consent for Assignment of Interest dated February 20, 1997 among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. (filed as Exhibit 10.18 to Form S-4 and incorporated herein by reference).

 10.19 Second Partial Assignment and Assumption of Revised and Restated Fiber Optic

               Facilities and Services Agreement dated March 27, 1997 between SCANA Communications, Inc. and ITC Holding Company, Inc. (filed as Exhibit 10.19 to Form S-4 and incorporated herein by reference).

10.20 Fiber System Lease Agreement dated January 30, 1996 between CSW Communications, Inc. and Gulf States FiberNet (filed as Exhibit
               10.20 to Form S-4 and incorporated herein by reference).

10.21 Consent for Acquisition and Assignment dated January 13, 1997 between CSW Communications, Inc. and Gulf States FiberNet (filed as Exhibit 10.21 to Form S-4 and incorporated herein by reference).

10.22 Agreement for the Provision of Fiber Optic Services and Facilities dated April 21, 1986 between SouthernNet, Inc. and MPX Systems, Inc. (filed as Exhibit 10.22 to Form S-4 and incorporated herein by reference).

10.23 First Amendment to Agreement for the Provision of Fiber Optic Services and Facilities dated May 8, 1992 between MPX Systems, Inc. and MCI Telecommunications Corporation (filed as Exhibit
               10.23 to Form S-4 and incorporated herein by reference).

10.24 Second Amendment to Agreement for the Provision of Fiber Optic Services and Facilities dated January 30, 1996 between MPX Systems, Inc. and MCI Telecommunications Corporation (filed as
               Exhibit 10.24 to Form S-4 and incorporated herein by reference).

10.25 Network Operating Agreement dated March 25, 1996 among Gulf States FiberNet, TriNet, Inc., Hart Communications, Inc. and SCANA Communications, Inc. (f/k/a MPX Systems, Inc.) (filed as
               Exhibit 10.25 to Form S-4 and incorporated herein by reference).

10.26 Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.26 to Form S-4 and incorporated herein by reference).

10.27 Amendment to the Agreement for Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.27 to Form S-4 and incorporated herein by reference).

10.28 First Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated March 22, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.28 to Form S-4 and incorporated herein by reference).

10.29 Second Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated December 1, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.29 to Form S-4 and incorporated herein by reference).

10.30 Third Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated September 23, 1992 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.30 to Form S-4 and incorporated herein by reference).

10.31 Fourth Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated January 1, 1994 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.31 to Form S-4 and incorporated herein by reference).

10.32 Agreement dated March 6, 1990 between Tennessee Valley Authority and Consolidated Communications Corporation (predecessor to DeltaCom, Inc.) (filed as Exhibit 10.32 to Form S-4 and incorporated herein by reference).

10.32.1 Supplement Agreement; Leased Fiber Pathways, dated as of September 26, 1997, by and between Tennessee Valley Authority and DeltaCom, Inc.

10.33          Interconnection Agreement signed March 12, 1997 between DeltaCom,
               Inc. and

               BellSouth Telecommunications, Inc. (filed as Exhibit 10.33 to Form S-4 and incorporated herein by reference).

10.34 Amendment to Interconnection Agreement relating to BellSouth loops dated March 12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.34 to Form S-4 and incorporated herein by reference).

10.35 Amendment to Interconnection Agreement relating to resale of BellSouth services dated March 12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35 to Form S-4 and incorporated herein by reference).

10.35.1 Third Amendment to Interconnection Agreement, dated March 12, 1997, by and between DeltaCom, Inc. and BellSouth
               Telecommunications, Inc. (filed as Exhibit 10.35.1 to Form S-4 and incorporated herein by reference).

10.35.2 Fourth Amendment to Interconnection Agreement, dated August 22, 1997, by and between DeltaCom, Inc. and BellSouth
               Telecommunications, Inc. (filed as Exhibit 10.35.2 to Form S-4 and incorporated herein by reference).

10.35.3 Amendment to Interconnection Agreement, dated October 3, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.3 to Form S-1 and incorporated herein by reference).

10.36 Master Equipment Lease Agreement dated October 30, 1995 between AT&T Systems Leasing Co. and DeltaCom, Inc. (filed as Exhibit
               10.36 to Form S-4 and incorporated herein by reference).

10.37 Network Products Purchase Agreement dated January 24, 1996, as amended through March 4, 1997, between DeltaCom, Inc. and Northern Telecom, Inc. (filed as Exhibit 10.37 to Form S-4 and incorporated herein by reference).

10.38 First Amendment to Product Attachment Carrier Network Products, dated May 20, 1997 (filed as Exhibit 10.38 to Form S-4 and incorporated herein by reference).

10.39 Agreement for Use of Optical Fiber System, Microwave Radio Tower Site and Associated Facilities dated January 2, 1996 between DeltaCom, Inc. and SCI Systems, Inc. (filed as Exhibit 10.39 to Form S-4 and incorporated herein by reference).

10.40 Collocate Agreement dated January 7, 1991 between Williams Telecommunications Services, Inc., and Southern Interexchange Facilities, Inc. (including consent for change of control) (filed as Exhibit 10.40 to Form S-4 and incorporated herein by reference).

10.41 Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA Communications, Inc., for switch location in Columbia, South Carolina (filed as Exhibit 10.41 to Form S-4 and incorporated herein by reference).

10.42 Lease Agreement dated January 1, 1996 between Brindlee Mountain Telephone Company and DeltaCom, Inc. for, among other purposes, switch location in Arab, Alabama (filed as Exhibit 10.42 to Form S-4 and incorporated herein by reference).

10.43 Promissory Note dated March 27, 1997 between ITC Holding Company, Inc. and SCANA Communications, Inc. (filed as Exhibit 10.43 to Form S-4 and incorporated herein by reference).

+   10.44      Agreement for the Provision of Telecommunications Services and
               Facilities, dated January 27, 1996, by and between Interstate
               FiberNet, Inc. and Carolinas FiberNet, LLC (filed as Exhibit
               10.44 to Form S-4 and incorporated herein by reference).

++  10.44.1    First Amendment to the Agreement for the Provision of
               Telecommunications Services and Facilities, dated as of September
               1, 1997, by and between Interstate FiberNet, Inc. and Carolinas
               FiberNet, LLC.

+   10.45      Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation (filed as Exhibit 10.45 to Form S-4 and incorporated herein by reference).

+   10.46      Fiber Optic Capacity Marketing and Operating Agreement, dated
               March 21, 1996, by and between Interstate FiberNet and Florida
               Power & Light Company (filed as Exhibit 10.46 to Form S-4 and incorporated herein by reference).

+   10.47      Addendum to Fiber Optic Capacity Marketing and Operating
               Agreement, dated July 10, 1997, by and between Interstate
               FiberNet and Florida Power & Light Company (filed as Exhibit
               10.47 to Form S-4 and incorporated herein by reference).

+   10.48      Master Service Agreement, dated May 6, 1996, by and between
               Interstate FiberNet and MCI Telecommunications Corporation (filed as Exhibit 10.48 to Form S-4 and incorporated herein by reference).

+   10.49      Telecommunications System Maintenance Agreement, dated as of
               January 26, 1995, by and between Interstate FiberNet and Sprint
               Communications Company L.P. (filed as Exhibit 10.49 to Form S-4 and incorporated herein by reference).

+   10.50      Sprint Communications Company Facilities and Services Agreement,
               dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. (filed as Exhibit 10.50 to
               Form S-4 and incorporated herein by reference).

+   10.51      Fiber Optic Facility Lease Agreement, dated as of January 31,
               1997, by and between Interstate FiberNet and Southern Telecom 1,
               Inc. (filed as Exhibit 10.51 to Form S-4 and incorporated herein by reference).

10.52 First Assignment and Assumption of Fiber Optic Facility Lease Agreement, dated February 1, 1997, by and between Interstate FiberNet and Gulf States FiberNet (filed as Exhibit 10.52 to Form S-4 and incorporated herein by reference).

+   10.53      Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company
               L.P. (filed as Exhibit 10.53 to Form S-4 and incorporated herein by reference).

10.54 Amendment to Telecommunications System Agreement, dated July 25, 1995, by and between Gulf States FiberNet and Sprint Communications Company L.P. (filed as Exhibit 10.54 to Form S-4 and incorporated herein by reference).

+   10.55      Amendment No. 2 to Telecommunications System Agreement, dated
               August 8, 1996, by and between Gulf States FiberNet and Sprint
               Communications Company L.P. (filed as Exhibit 10.55 to Form S-4 and incorporated herein by reference).

+   10.56      Assignment of the Telecommunications System Agreement, dated July
               25, 1995, between Interstate FiberNet, Gulf States FiberNet and
               Sprint Communications Company L.P. (filed as Exhibit 10.56 to
               Form S-4 and incorporated herein by reference).

+   10.57      Assignment of the Telecommunications System Agreement, dated
               February 27, 1997, between Sprint Communications Company L.P.,
               Gulf States FiberNet and Gulf States Transmission Systems, Inc.
               (filed as Exhibit 10.57 to Form S-4 and incorporated herein by reference).

10.58          Fixed Fee Agreement for Exchange of Use and Maintenance of Six
               (6) Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic Fibers, dated July 25, 1997, by and between Interstate FiberNet, Gulf States Transmission Systems, Inc. and ALLTEL Telephone Services Corporation. (filed as Exhibit 10.58 to Form S-4 and incorporated herein by reference).

+   10.59      MCI Carrier Agreement, effective August 1, 1995, by and between
               MCI Telecommunications Corporation and Associated Communications
               Companies of America (ACCA) (filed as Exhibit 10.59 to Form S-4 and incorporated herein by reference).

+   10.60      First Amendment to MCI Carrier Agreement, dated as of March 20,
               1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.60 to Form

               S-4 and incorporated herein by reference).

+   10.61      Third Amendment to MCI Carrier Agreement, dated as of August 1,
               1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.61 to Form S-4 and incorporated herein by reference).

10.62 Fourth Amendment to MCI Carrier Agreement dated as of May 1, 1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.62 to Form S-4 and incorporated herein by reference).

+   10.63      Fifth Amendment to MCI Carrier Agreement, dated as of April 10,
               1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.63 to Form S-4 and incorporated herein by reference).

+   10.64      Sixth Amendment to MCI Carrier Agreement, dated as of September
               11, 1996, by and between MCI Telecommunications Corporation and
               Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.64 to Form S-4 and incorporated herein by reference).

+   10.65      Seventh Amendment to MCI Carrier Agreement, dated as of August 1,
               1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.65 to Form S-4 and incorporated herein by reference).

+   10.66     Eighth Amendment to MCI Carrier Agreement, effective March 1,
               1997, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.66 to Form S-4 and incorporated herein by reference).

+   10.67      Ninth Amendment to MCI Carrier Agreement, dated as of May
               15, 1997, by and between MCI Telecommunications Corporation and
               Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.67 to Form S-4 and incorporated herein by reference).

10.68 Tenth Amendment to MCI Carrier Agreement, dated July 11, 1997, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as Exhibit
               10.68 to Form S-4 and incorporated herein by reference).

+   10.69      Switched Reseller Services Agreement, dated January 25,
               1994, by and between DeltaCom, Inc. and Allnet Communication
               Services, Inc. (filed as Exhibit 10.69 to Form S-4 and incorporated herein by reference).

+   10.70      WilTel, Inc. Carrier Digital Services Agreement, dated
               September 1, 1995, by and between WorldCom Network Services, Inc.
               D/b/a WilTel, Associated Communications Companies of America
               (ACCA) and the individual members of ACCA referenced therein
               (filed as Exhibit 10.70 to Form S-4 and incorporated herein by reference).

+   10.71      Amendment to WilTel, Inc. Carrier Digital Services Agreement,
               dated April 1, 1996, by and between WorldCom Network Services,
               Inc. d/b/a/ WilTel, Associated Communications Companies of
               America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit 10.71 to Form S-4 and incorporated herein by reference).

+   10.72      Amendment No. 2 to WilTel, Inc. Carrier Digital Services
               Agreement, dated June 1, 1996, by and between WorldCom Network
               Services, Inc. d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit 10.72 to Form S-4 and incorporated herein by reference).

+   10.73      Amendment No. 3 to WilTel, Inc. Carrier Digital Services
               Agreement, dated May 1, 1997, by and between WorldCom Network
               Services, Inc. d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit 10.73 to Form S-4 and incorporated herein by reference).

+   10.74      Marketing and Operating Agreement, dated as of October 6,
               1994, by and between Interstate FiberNet and DukeNet
               Communications, Inc. (filed as Exhibit 10.74 to Form S-4 and incorporated herein by reference).

+   10.75      Reseller Agreement, dated June 25, 1997, by and between
               DeltaCom, Inc. and Total Network Services, a division of Cable &
               Wireless, Inc. (filed as Exhibit 10.75 to Form S-4 and incorporated herein by reference).

10.76 Sublease Agreement, dated as of January 1, 1995, by and between ITC Holding Company, Inc. and ITC Transmission Systems, Inc. (filed as Exhibit 10.76 to Form S-4 and incorporated herein by reference).

10.77.1 $100,000,000 Credit Agreement, dated as of September 17, 1997, among Interstate FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (the "IFN Credit Agreement") (filed as Exhibit 10.77 to Form S-4 and incorporated herein by reference).

10.77.2 First Amendment to Credit Agreement, dated as of October 20, 1997, among Interstate FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (filed as Exhibit 10.77.2 to Form S-1 and incorporated herein by reference).

10.77.3 First Amended and Restated Credit Agreement, dated as of February 24, 1998, among Interstate FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein.

10.78.1 $8,750,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.78.1 to Form S-4 and incorporated herein by reference).

10.78.2 $3,750,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Amsouth Bank (filed as Exhibit 10.78.2 to Form S-4 and incorporated herein by reference).

10.78.3 $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.78.3 to Form S-4 and incorporated herein by reference).

10.78.4 $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.78.4 to Form S-4 and incorporated herein by reference).

10.78.5 $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of State Street Bank and Trust Company (filed as Exhibit 10.78.5 to Form S-4 and incorporated herein by reference).

10.78.6 $7,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Corestates Bank, N.A. (filed as Exhibit 10.78.6 to Form S-4 and incorporated herein by reference).

10.78.7 $2,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of First Union National Bank (filed as Exhibit 10.78.7 to Form S-4 and incorporated herein by reference).

10.78.8 $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Regions Bank (filed as Exhibit 10.78.8 to Form S-4 and incorporated herein by reference).

10.78.9 $7,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Toronto Dominion (Texas), Inc. (filed as Exhibit 10.78.9 to Form S-4 and incorporated herein by reference).

10.79.1 $8,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.79.1 to Form S-4 and incorporated herein by reference).

10.79.2 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.79.2 to Form S-4 and incorporated herein by reference).

10.79.3 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.79.3 to Form S-4 and incorporated herein by reference).

10.79.4 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of State Street Bank and Trust Company (filed as Exhibit 10.79.4 to Form S-4 and incorporated herein by reference).

10.79.5 $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Corestates Bank, N.A. (filed as Exhibit 10.79.5 to Form S-4 and incorporated herein by reference).

10.79.6 $2,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of First Union National Bank (filed as Exhibit 10.79.6 to Form S-4 and incorporated herein by reference)

10.79.7 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Regions Bank (filed as Exhibit 10.79.7 to Form S-4 and incorporated herein by reference).

10.79.8 $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Toronto Dominion (Texas), Inc. (filed as Exhibit 10.79.8 to Form S-4 and incorporated herein by reference).

10.79.9 $3,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Amsouth Bank (filed as Exhibit 10.79.9 to Form S-4 and incorporated herein by reference).

10.80.1 Security Agreement, dated as of September 17, 1997, made by Interstate FiberNet, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.1 to Form S-4 and incorporated herein by reference).

10.80.2 Security Agreement, dated as of September 17, 1997, made by DeltaCom, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.2 to Form S-4 and incorporated herein by reference).

10.80.3 Security Agreement, dated as of September 17, 1997, made by Gulf States Transmission Systems, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.3 to Form S-4 and incorporated herein by reference).

10.81 Placement Agreement, dated as of May 29, 1997, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Capital Markets Corp. and NationsBanc Capital Markets, Inc. (filed as Exhibit 1.1 to Form S-4 and incorporated herein by reference).

10.82.1        Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc.
               and United States Trust Company of New York, as Trustee, relating to the 11% Senior Notes due 2007 of ITC/\DeltaCom, Inc. (filed as
               Exhibit 4.1 to Form S-4 and incorporated herein by reference).

10.82.2 Supplemental Indenture, dated as of October 17, 1997, between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee (filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference).

10.83 Registration Rights Agreement, dated June 3, 1997, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Merrill Lynch & Co., First Union Capital Markets Corp. and NationsBanc Capital Markets, Inc. (filed as Exhibit 4.2 to Form S-4 and incorporated herein by reference).

10.84 Pledge and Security Agreement dated as of June 3, 1997 from ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New York as Trustee (filed as Exhibit 4.3 to Form S-4 and incorporated herein by reference).

10.85          Form of Exchange Note (contained in Indenture filed as Exhibit
               10.82).

10.86          Assignment and Contribution Agreement Pursuant to Pledge and
               Security

               Agreement dated as of July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States Trust Company of New York, as Trustee filed herewith (filed as Exhibit 4.5 to Form S-4 and incorporated herein by reference).

+   10.87      MCI Carrier Agreement, effective September 1, 1997, by and between MCI Telecommunications Corporation and Associated
               Communications Companies of America (ACCA) (filed as Exhibit
               10.87 to Form S-1 and incorporated herein by reference).

++  10.87.1    First Amendment to the MCI Carrier Agreement, dated as of
               November 21, 1997, by and between MCI Telecommunications
               Corporation and Associated Communication Companies of America
               (ACCA).

10.88          ITC/\DeltaCom, Inc. 1997 Stock Option Plan (filed as Exhibit
               10.88 to Form S-1 and incorporated herein by reference).

10.89          ITC/\DeltaCom, Inc. 1997 Director Stock Option Plan (filed as
               Exhibit 10.89 to Form S-1 and incorporated herein by reference).

10.90 ITC Holding Company, Inc. Amended and Restated Stock Option Plan (filed as Exhibit 10.90 to Form S-1 and incorporated herein by reference).

10.91 ITC Holding Company, Inc. Nonemployee Director Stock Option Plan (filed as Exhibit 10.91 to Form S-1 and incorporated herein by reference).

10.92          Description of ITC/\DeltaCom, Inc. Bonus Plan (filed as Exhibit
               10.92 to Form S-1 and incorporated herein by reference).

10.93 Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and its Directors and Certain Officers (filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference).

10.94 Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. (filed as
               Exhibit 10.94 to Form S-1 and incorporated herein by reference).

10.95 First Amendment to Sale and Purchase Agreement. Among SCANA Corporation, SCANA Communications, Inc., and ITC Holding Company, Inc., dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom, Inc. (filed as Exhibit 10.95 to Form S-1 and incorporated herein by reference).

12.1           Statement regarding Computation of Ratios.

21.1           Subsidiaries of ITC/\DeltaCom, Inc.

23.1           Consent of Arthur Andersen LLP.

27.1           Financial Data Schedule for the year ended December 31, 1997.

-----------------

+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

++ Confidential treatment has been requested for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

     The Company hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d)  Financial Statement Schedule.

     The following financial statement schedule is filed herewith:

                Schedule II - Valuation and Qualifying Accounts.

     Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of the Company or notes thereto.

                                    GLOSSARY

     Access--Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.

     Access charges--The fees paid by long distance carriers to local exchange carriers for originating and terminating long distance calls on their local network.

     AT&T--AT&T Corp.

     Cable & Wireless--Cable & Wireless Communications Inc.

     Central offices--The switching centers or central switching facilities of the local exchange companies.

     Collocation--The ability of a competitor carrier to connect its network to the local exchange carriers' central offices. Physical collocation occurs when a competitor carrier places its network connection equipment inside the local exchange company's central offices. Virtual collocation is an alternative to physical collocation pursuant to which the local exchange company permits a competitor carrier to connect its network to the local exchange company's central offices on comparable terms, even through the competitor carrier's network connection equipment is not physically located inside the central offices.

     Dedicated--Local telecommunications lines reserved for use by particular customers, generally for connection between the customer's location and an interexchange carrier POP.

     DeltaCom--DeltaCom, Inc., an Alabama corporation which provides long distance telephone services in the southeastern United States. DeltaCom became a wholly owned subsidiary of the Company as part of the Reorganization.

     Dialing Parity--The ability of a competing local or toll service provider to provide telecommunications services in such a manner that customers have the ability to route automatically, without the use of any access code, their telecommunications to the service provider of the customer's designation.

     Digital--A method of storing, processing and transmitting information through the use of distinct electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

     DS-1, DS-3--Standard telecommunications industry digital signal formats, which are distinguishable by bit rate (the number of binary digits (0 and 1) transmitted per second). DS-1 service has a bit rate of 1.544 megabits per second and DS-3 service has a bit rate of 45 megabits per second.

     Frontier--Allnet Communications Services, Inc. d/b/a Frontier Communications Services.

     GTE--GTE Corporation.

     Gulf States FiberNet--A Georgia general partnership, prior to the Reorganization, that operates a fiber-optic telecommunications network between Atlanta, Georgia and Longview, Texas.

Gulf States FiberNet's assets and operations now are 100% owned by Gulf States Transmission Systems, Inc.

     Gulf States Transmission--Gulf States Transmission Systems, Inc., a Delaware corporation, formed in 1994 by ITC Holding to be the 36% managing general partner in Gulf States FiberNet and which now owns 100% of Gulf States FiberNet's assets and its operations. Gulf States Transmission Systems, Inc. became a wholly owned subsidiary of the Company as part of the Reorganization.

     Interconnection--Interconnection of facilities between or among local exchange carriers, including potential physical collocation of one carrier's equipment in the other carrier's premises to facilitate such interconnection.

     Interconnection Decision--The August 1996 order issued by the FCC implementing the interconnection provisions of the Telecommunications Act. Portions of this order have been stayed by the U.S. Eighth Circuit Court of Appeals.

     InterLATA--Telecommunications services originating in a LATA and terminating outside of that LATA.

     InterQuest--Eastern Telecom, Inc., a Georgia corporation, d/b/a InterQuest, engaged solely in the provision of operator and other directory assistance services. Eastern Telecom merged into Interstate FiberNet, Inc. as part of the Reorganization.

     Interstate FiberNet--A Georgia general partnership which operates a fiber-optic telecommunications network between Georgia and Alabama. Interstate FiberNet became part of Interstate FiberNet, Inc. following the Reorganization.

     Interstate FiberNet, Inc.--The wholly owned subsidiary of the Company that currently holds the businesses that were held by ITC Transmission Systems, Inc., ITC Transmission Systems II, Inc., InterQuest and Interstate FiberNet prior to the Reorganization.

     IntraLATA--Telecommunications services originating and terminating in the same LATA.

     ITC Holding--ITC Holding Company, Inc. was a diversified telecommunications company based in West Point, Georgia, with substantial holdings in telecommunications companies operating in the southern United States. ITC Holding Company, Inc. merged with and into the Company on October 20, 1997, after transferring substantially all of its assets and liabilities (other than its stock in the Company) to another company, which has since been renamed ITC Holding Company, Inc.

     ITC Transmission Systems II, Inc.--A Delaware corporation formed by ITC Holding to hold a 51 percent interest in InterState FiberNet. ITC Transmission Systems II merged into Interstate FiberNet, Inc. as part of the Reorganization.

     IXC--IXC Communications Inc.

     LATA (local access and transport area)--A geographic area composed of contiguous local exchanges, usually but not always within a single state. There are approximately 200 LATAs in the United States.

     LCI--LCI International Telecom Corp.

     Local exchange--A geographic area determined by the local exchange carrier in which calls generally are transmitted without toll charges to the calling or called party.

     Local exchange carrier--A company providing local telephone services.

     Long distance carriers (interexchange carriers)--Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities.

     MCI--MCI Communications Corporation.

     Nortel Access Node--A remote multi-purpose vehicle for local switched access transport services. Used to extend Nortel DMS-500 local access lines to remote cities along the long-haul network.

     Number portability--The ability of an end user to change local exchange carriers while retaining the same telephone number.

     OC-N--Standard telecommunications industry measurements for optical transmission capacity distinguishable by bit rate transmitted per second and the number of voice or data transmissions that can be simultaneously transmitted through fiber optic cable. "N" represents the number of DS-3s involved. For example, an OC-3 is generally equivalent to three DS-3s and has a bit rate of
155.52 megabits per second and can transmit 2,016 simultaneous voice or data transmissions. An OC-12 has a bit rate of 622.08 megabits per second and can transmit 8,064 simultaneous voice or data transmissions. An OC-48 has a bit rate of 2488.32 megabits per second and can transmit 32,256 simultaneous voice or data transmissions.

     POPs (points of presence)--Locations where a long distance carrier has installed transmission equipment in a service area that serves as, or relays calls to, a network switching center of that long distance carrier.

     Private line--A dedicated telecommunications connection between end user locations.

     "PUC" or "Public utilities commission"--A state regulatory body, established in most states, which regulates utilities, including telephone companies providing intrastate services.

     Reciprocal compensation--The same compensation of a new competitive local exchange carrier for termination of a local call by the local exchange carrier on its network as the new competitor pays the local exchange carrier for termination of local calls on the local exchange carrier network.

     Reorganization--The contribution to the Company by ITC Holding of the businesses of Interstate FiberNet, Gulf States FiberNet, DeltaCom and InterQuest.

     Resale--Resale by a provider of telecommunications services (such as a local exchange carrier) of such services to other providers or carriers on a wholesale or a retail basis.

     Route miles--The number of miles of the telecommunications path in which fiber optic cables are installed.

     SCANA--SCANA Communications, Inc.

     Self-healing ring--A self-healing ring is a network design in which the network backbone consists of a continuous ring connecting a central hub facility with one or more network nodes. Traffic is routed between the hub and each of the nodes simultaneously in both a clockwise and a counterclockwise direction. In the event of a cable cut or component failure along one of these paths, traffic will continue to flow along the alternate path so no traffic is lost. In the event of a catastrophic node failure, other nodes will be unaffected because traffic will continue to flow along whichever path (primary or alternate) does not pass through the affected node. The switch from the primary to the alternate path will be imperceptible to most users.

     Sprint--Sprint Corporation.

     "SS7" or "Signaling System 7" services--Signaling System 7 network services utilize common channel signaling, which reduces connect time delays and directs calls.

     Switch--A device that opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users.

     Switched access transport services--Transportation of switched traffic along dedicated lines between the local exchange company central offices and long distance carrier POPs.

     Switched traffic--Telecommunications traffic along the public switched network. This traffic is generally switched at the local exchange company's central offices.

     Transmission--ITC Transmission Systems, Inc., a Delaware corporation formed by ITC Holding to hold a 49% managing interest in InterState FiberNet. Transmission became a wholly owned subsidiary of the Company as part of the Reorganization and changed its name to Interstate FiberNet, Inc.

     Unbundled Access--Access to unbundled elements of a telecommunications services provider's network, including network facilities, equipment, features, functions and capabilities, at any technically feasible point within such network.

     WorldCom--WorldCom, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1998.


                                                     ITC/\DELTACOM, INC.


                                                     By: /s/  Andrew M. Walker
                                                        ------------------------
                                                        Andrew M. Walker
                                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.



Signature                          Title                                    Date
---------                          -----                                    ----
/s/ Campbell B. Lanier, III
----------------------------       Chairman, Director                       March 30, 1998
Campbell B. Lanier, III


/s/ Andrew M. Walker               Chief Executive Officer and Director     March 30, 1998
---------------------------        (Principal executive officer)
Andrew M. Walker


/s/ Douglas A. Shumate             Senior Vice President and Chief          March 30, 1998
---------------------------        Financial Officer (Principal
Douglas A. Shumate                 financial officer and principal
                                   accounting officer)


/s/ Donald W. Burton
---------------------------        Director                                 March 30, 1998
Donald W. Burton

/s/ Malcolm C. Davenport, V
---------------------------        Director                                 March 30, 1998
Malcolm C. Davenport, V

/s/ Robert A. Dolson
---------------------------        Director                                 March 30, 1998
Robert A. Dolson

/s/ O. Gene Gabbard
---------------------------        Director                                 March 30, 1998
O. Gene Gabbard

/s/ William T. Parr
---------------------------        Director                                 March 30, 1998
William T. Parr

/s/ William H. Scott, III
---------------------------        Director                                 March 30, 1998
William H. Scott, III

/s/ William B. Timmerman
---------------------------        Director                                 March 30, 1998
William B. Timmerman

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


ITC/\DELTACOM, INC. AND SUBSIDIARIES
         Report of Independent Public Accountants ........................   F-2
         Consolidated Balance Sheets as of December 31, 1997 and 1996 ....   F-3
         Consolidated Statements of Operations for the Years Ended
                December 31, 1997, 1996, and 1995 ........................   F-5
         Consolidated Statements of Stockholders' Equity for the Years
                Ended December 31, 1997, 1996, and 1995 ..................   F-6
         Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1997, 1996, and 1995 ........................   F-7
         Notes to Consolidated Financial Statements ......................   F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ITC/\DELTACOM, INC. AND SUBSIDIARIES:

     We have audited the accompanying consolidated balance sheets of ITC/\DELTACOM, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ITC/\DeltaCom, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 23, 1998
(except with respect to
Note 17, as to which
the date is March 18, 1998)

                                        ITC/\DELTACOM, INC. AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                     ---------------------------
                                                                          1997           1996
                                                                     ------------   ------------

                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ......................................   $ 94,373,610   $  1,301,415
  Restricted assets ..............................................     22,000,000              0
  Accounts receivable:
     Customer, net of allowance for uncollectible accounts of
     $1,060,842 and $856,858 in 1997 and 1996, respectively ......     21,439,365     11,029,037
     Affiliate ...................................................      2,011,822      1,227,661
  Inventory ......................................................      1,018,212        543,447
  Prepaid expenses ...............................................        534,909      1,191,287
  Federal income tax receivables from ITC Holding (Note 8) .......      2,448,297      2,546,534
  Deferred income taxes (Note 8) .................................        589,799        525,660
                                                                     ------------   ------------
        Total current assets .....................................    144,416,014     18,365,041
                                                                     ------------   ------------
PROPERTY, PLANT AND EQUIPMENT, net (Note 3) ......................    141,534,626     31,880,556
OTHER LONG-TERM ASSETS:
  Intangible assets, net of accumulated amortization of $3,634,152
  and $1,431,753 in 1997 and 1996, respectively (Note 4) .........     61,347,786     55,517,575
  Restricted assets ..............................................     28,495,831              0
  Investments (Note 5) ...........................................              0      7,424,797
  Other long-term assets .........................................     10,310,220         20,010
                                                                     ------------   ------------
        Total assets .............................................   $386,104,477   $113,207,979
                                                                     ============   ============


The accompanying notes are an integral part of these consolidated balance sheets.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,
                                                                             ------------------------------
                                                                                  1997             1996
                                                                             -------------    -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable:
    Trade ................................................................   $   7,714,878    $   4,192,927
    Construction .........................................................       6,770,923          972,215
    Affiliate (Note 12) ..................................................         534,461          658,990
  Accrued interest .......................................................       1,867,208        5,830,716
  Accrued compensation ...................................................       1,875,663        1,189,395
  Unearned revenue .......................................................       4,778,819          762,829
  Other accrued liabilities ..............................................       3,516,510          983,270
  Current portion of long-term debt and capital lease obligations (Note 6)         912,037          359,611
                                                                             -------------    -------------
        Total current liabilities ........................................      27,970,499       14,949,953
                                                                             -------------    -------------
LONG-TERM LIABILITIES:
  Advance from ITC Holding (Note 7) ......................................               0       74,227,827
  Deferred income taxes (Note 8) .........................................       6,890,952        3,918,140
  Long-term debt and capital lease obligations (Note 6) ..................     202,977,499          855,533
                                                                             -------------    -------------
        Total long-term liabilities ......................................     209,868,451       79,001,500
                                                                             -------------    -------------
COMMITMENTS AND CONTINGENCIES (Notes 6, 7, 10, and 17) STOCKHOLDERS'
EQUITY:
  Preferred stock, $.01 par value; $7.40 liquidation preference;
    5,000,000 shares authorized; 1,480,771 and 0 shares issued and
    outstanding in 1997 and 1996, respectively ...........................          14,808                0
  Common stock, $.01 par value; 90,000,000 shares authorized; 24,817,556 and 15,000,000 shares issued and outstanding in 1997 and 1996,
    respectively .........................................................         248,176          150,000
  Additional paid-in capital .............................................     163,011,879       23,492,988
  Contributions receivable ...............................................               0         (150,000)
  Accumulated deficit ....................................................     (15,009,336)      (4,236,462)
                                                                             -------------    -------------
        Total stockholders' equity .......................................     148,265,527       19,256,526
                                                                             -------------    -------------
        Total liabilities and stockholders' equity .......................   $ 386,104,477    $ 113,207,979
                                                                             =============    =============




   The accompanying notes are an integral part of these consolidated balance sheets.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Years ended December 31,
                                                     -----------------------------------------------
                                                          1997             1996             1995
                                                     -------------    -------------    -------------
OPERATING REVENUES ...............................   $ 114,589,998    $  66,518,585    $   5,750,587
COST OF SERVICES .................................      54,550,348       38,756,287        3,149,231
                                                     -------------    -------------    -------------
GROSS MARGIN .....................................      60,039,650       27,762,298        2,601,356
                                                     -------------    -------------    -------------
OPERATING EXPENSES:
     Selling, operations, and administration .....      38,254,893       18,876,572        1,626,678
     Depreciation and amortization ...............      18,332,451        6,438,074        1,267,882
                                                     -------------    -------------    -------------
          Total operating expenses ...............      56,587,344       25,314,646        2,894,560
                                                     -------------    -------------    -------------
OPERATING INCOME (LOSS) ..........................       3,452,306        2,447,652         (293,204)
                                                     -------------    -------------    -------------
OTHER INCOME (EXPENSE):
     Equity in losses of unconsolidated subsidiary
        (Note 5) .................................               0       (1,589,812)        (258,242)
     Interest expense ............................     (21,367,351)      (6,172,421)        (297,228)
     Interest and other income ...................       4,251,088          171,514           41,734
                                                     -------------    -------------    -------------
          Total other expense ....................     (17,116,263)      (7,590,719)        (513,736)
                                                     -------------    -------------    -------------
LOSS BEFORE INCOME TAXES,
   PREACQUISITION LOSSES
   AND EXTRAORDINARY ITEM ........................     (13,663,957)      (5,143,067)        (806,940)
INCOME TAX BENEFIT ...............................      (3,324,466)      (1,233,318)        (302,567)
                                                     -------------    -------------    -------------
LOSS BEFORE PREACQUISITION
   LOSSES AND EXTRAORDINARY ITEM .................     (10,339,491)      (3,909,749)        (504,373)
PREACQUISITION LOSSES (Note 1) ...................          74,132                0                0
                                                     -------------    -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM ...................     (10,265,359)      (3,909,749)        (504,373)
EXTRAORDINARY ITEM--LOSS ON
   EXTINGUISHMENT OF DEBT (LESS
   RELATED INCOME TAX BENEFITS OF $311,057) ......        (507,515)               0                0
                                                     -------------    -------------    -------------
NET  LOSS ........................................   $ (10,772,874)   $  (3,909,749)   $    (504,373)
                                                     =============    =============    =============
BASIC AND DILUTED NET  LOSS
   PER COMMON SHARE:
     Before extraordinary loss ...................   $       (0.51)   $       (0.20)   $       (0.03)
     Extraordinary loss ..........................           (0.03)             0.0              0.0
                                                     -------------    -------------    -------------
     Net loss ....................................   $       (0.54)   $       (0.20)   $       (0.03)
                                                     =============    =============    =============
     Basic weighted average common shares
        outstanding ..............................      20,124,908       19,053,675       19,053,675
                                                     =============    =============    =============
     Diluted weighted average common shares
        outstanding ..............................      20,124,908       19,101,926       19,101,926
                                                     =============    =============    =============

 The accompanying notes are an integral part of these consolidated statements.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                    Preferred Stock                   Common Stock
                                    ---------------                   ------------                             Contributions
                                Shares            Amount         Shares           Amount    Paid-in Capital    Receivable
                             -------------   -------------   -------------   -------------  ---------------   -------------
BALANCE, December 31, 1994               0   $           0      15,000,000   $     150,000   $  13,583,749    $    (150,000)
Capital contributions
from ITC Holding, net ....               0               0               0               0       1,050,000                0
Net loss .................               0               0               0               0               0                0
                             -------------   -------------   -------------   -------------   -------------    -------------
BALANCE, December 31, 1995               0               0      15,000,000         150,000      14,633,749         (150,000)
Acquisition of DeltaCom,
Inc. (Note 13) ...........               0               0               0               0       6,000,000                0
Capital contributions
from ITC Holding, net ....               0               0               0               0       2,859,239                0
Net loss .................               0               0               0               0               0                0
                             -------------   -------------   -------------   -------------   -------------    -------------
BALANCE, December 31, 1996               0               0      15,000,000         150,000      23,492,988         (150,000)
Initial capitalization of                0               0               0               0               0          150,000
ITC/\DeltaCom
Capital contributions from
ITC Holding, net .........               0               0               0               0      52,070,363                0
Issuance of stock in
connection with merger
with ITC Holding .........       1,480,771          14,808       4,053,675          40,537         (55,345)               0
Sale of common stock, net
of offering expenses .....               0               0       5,750,000          57,500      87,442,500                0
Issuance of stock options                0               0               0               0         579,494                0
Deferred compensation ....               0               0               0               0        (555,348)               0
Exercise of stock options                0               0          13,881             139          37,227                0
Net loss .................               0               0               0               0               0                0
                             -------------   -------------   -------------   -------------   -------------    -------------
BALANCE, December 31, 1997       1,480,771   $      14,808      24,817,556   $     248,176   $ 163,011,879    $           0
                             =============   =============   =============   =============   =============    =============

                                                       Total
                                    Retained           -----
                                    Earnings        Stockholders'
                                  (Accumulated      ------------
                                    Deficit)         Equity
                                 -------------    -------------
BALANCE, December 31, 1994       $     177,660    $  13,761,409
Capital contributions
from ITC Holding, net ....                   0        1,050,000
Net loss .................            (504,373)        (504,373)
                                 -------------    -------------
BALANCE, December 31, 1995            (326,713)      14,307,036
Acquisition of DeltaCom,
Inc. (Note 13) ...........                   0        6,000,000
Capital contributions
from ITC Holding, net ....                   0        2,859,239
Net loss .................          (3,909,749)      (3,909,749)
                                 -------------    -------------
BALANCE, December 31, 1996          (4,236,462)      19,256,526
Initial capitalization of                    0          150,000
ITC/\DeltaCom
Capital contributions from
ITC Holding, net .........                   0       52,070,363
Issuance of stock in
connection with merger
with ITC Holding .........                   0                0
Sale of common stock, net
of offering expenses .....                   0       87,500,000
Issuance of stock options                    0          579,494
Deferred compensation ....                   0         (555,348)
Exercise of stock options                    0           37,366
Net loss .................         (10,772,874)     (10,772,874)
                                 -------------    -------------
Balance, December 31, 1997       $ (15,009,336)   $ 148,265,527
                                 =============    =============



 The accompanying notes are an integral part of these consolidated statements.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 Years ended December 31,
                                                      --------------------------------------------
                                                           1997            1996            1995
                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net loss .......................................   $(10,772,874)   $ (3,909,749)   $   (504,373)
                                                      ------------    ------------    ------------
   Adjustments to reconcile net loss to
     net cash provided by operating activities
     (excluding the effects of acquisitions):
     Depreciation and amortization ................     18,332,451       6,438,074       1,267,882
     Amortization of bond issue costs .............        720,796               0               0
     Deferred income taxes ........................      2,056,218         611,530         368,998
     Equity in losses of investee .................              0       1,589,812         258,242
     Extraordinary item--loss on extinguishment
        of debt ...................................        818,572               0               0
     Other ........................................        186,582          13,853          88,293
     Changes in current operating assets and
        liabilities:
        Accounts receivable .......................     (9,027,582)     (2,646,760)        471,988
        Other current assets ......................        335,648      (2,451,764)       (565,182)
        Accounts payable ..........................        552,253       1,506,728          15,083
        Accrued interest ..........................     (4,054,065)      5,830,716               0
        Unearned revenue ..........................      4,015,990         514,370           4,225
        Accrued compensation and other accrued
          liabilities .............................      3,138,134         691,808          32,161
                                                      ------------    ------------    ------------
          Total adjustments .......................     17,074,997      12,098,367       1,941,690
                                                      ------------    ------------    ------------
          Net cash provided by operating activities      6,302,123       8,188,618       1,437,317
                                                      ------------    ------------    ------------
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Capital expenditures ...........................    (48,692,156)     (6,003,971)     (2,526,646)
   Change in accrued construction costs ...........      4,818,166        (168,689)        720,904
   Investment in Gulf States FiberNet .............              0      (2,361,530)              0
   Purchase of DeltaCom, net of cash received
     (Note 13) ....................................              0     (63,534,092)              0
   Purchase of assets of Viper Computer Systems,
     Inc. (Note 14) ...............................              0        (625,000)              0
   Purchase of Gulf States FiberNet, net of cash
     received (Note 15) ...........................        574,600               0               0

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                                                                    Years ended December 31,
                                                         -----------------------------------------------
                                                             1997             1996             1995
                                                         -------------    -------------    -------------
   Purchase of restricted assets, net of investments
     released from restriction .......................   $ (50,495,831)   $           0    $           0
   Other .............................................         (59,615)               0          326,984
                                                         -------------    -------------    -------------
          Net cash used in investing activities ......     (93,854,836)     (72,693,282)      (1,478,758)
                                                         -------------    -------------    -------------
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Proceeds from Senior Notes, net of issuance costs .     192,112,875                0                0
   Proceeds from other long-term debt ................      41,290,000                0                0
   Payment of debt issuance costs ....................      (2,718,957)               0                0
   Repayment of other long-term debt and capital lease
     obligations .....................................     (93,894,088)     (10,619,682)        (675,000)
   Proceeds from advance from ITC Holding ............               0       74,005,598                0
   Repayment of advance from ITC Holding .............     (43,227,827)      (1,234,248)        (195,000)
   Capital contributions from ITC Holding, net .......        (624,461)       2,859,239        1,050,000
   Proceeds from issuance of common stock, net of
     offering expenses ...............................      87,650,000                0                0
   Other .............................................          37,366          139,076                0
                                                         -------------    -------------    -------------
   Net cash provided by financing activities .........     180,624,908       65,149,983          180,000
                                                         -------------    -------------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS ................      93,072,195          645,319          138,559
                                                         -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR .................................       1,301,415          656,096          517,537
                                                         -------------    -------------    -------------
CASH AND CASH EQUIVALENTS AT END
   OF YEAR ...........................................   $  94,373,610    $   1,301,415    $     656,096
                                                         =============    =============    =============
SUPPLEMENTAL CASH FLOW
   DISCLOSURES:
   Cash paid for interest ............................   $  24,390,910    $     280,791    $     174,513
                                                         =============    =============    =============
   Cash paid (refunds received) for income taxes, net    $  (6,287,448)   $     546,501    $      11,558
                                                         =============    =============    =============
NONCASH TRANSACTIONS:
   Equity portion of acquisition of DeltaCom (Note 13)   $           0    $   6,000,000    $           0
                                                         =============    =============    =============
   Assumption of capital leases related to
     acquisition of assets of Viper Computer
     Systems, Inc. (Note 14) .........................   $           0    $     171,683    $           0
                                                         =============    =============    =============
   Equity portion of acquisition of 64% interest in
     Gulf State FiberNet and Georgia Fiber Assets ....   $  21,694,931    $           0    $           0
                                                         =============    =============    =============
   Assumption of long-term debt related to
     acquisition of Georgia Fiber Assets .............   $   9,964,091    $           0    $           0
                                                         =============    =============    =============
   Forgiveness of long-term advances by ITC Holding ..   $  31,000,000    $           0    $           0
                                                         =============    =============    =============


The accompanying notes are an integral part of these consolidated statements.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization, Basis of Presentation, and Nature of Business

     Organization

     InterState FiberNet, Inc. (formerly ITC Transmission Systems, Inc.) ("FiberNet"), ITC Transmission Systems II, Inc. ("Transmission II"), Gulf States Transmission Systems, Inc. ("GSTS"), and Eastern Telecom, Inc. d.b.a. InterQuest ("InterQuest") (collectively, the "Fiber Companies"), as well as ITC/\DeltaCom Communications, Inc. (formerly DeltaCom, Inc.) ("DeltaCom"), were wholly owned subsidiaries of ITC Holding Company, Inc. ("ITC Holding"). ITC/\DeltaCom, Inc. (the "Company") was incorporated on March 24, 1997 under the laws of the State of Delaware, as a wholly owned subsidiary of ITC Holding, to acquire and operate the Fiber Companies and DeltaCom. Upon receipt of certain regulatory approvals and certain other consents on July 25, 1997, ITC Holding completed the reorganization of such subsidiaries (the "Reorganization"), as follows:

     a.   InterQuest and Transmission II were merged with and into FiberNet.

     b. ITC Holding contributed all of the outstanding capital stock of FiberNet, DeltaCom and GSTS to the Company.

     c. The Company contributed all of the outstanding capital stock of DeltaCom and GSTS to FiberNet.

     At December 31, 1996, FiberNet and Transmission II together held 100% of the ownership interests in Interstate FiberNet ("Interstate"), a Georgia general partnership. Effective with the Reorganization, Interstate was absorbed by law into FiberNet. GSTS held a 36% ownership in and was the managing partner of Gulf States FiberNet ("Gulf States"), a Georgia general partnership (Note 5). On March 27, 1997, ITC Holding purchased the remaining 64% interest in Gulf States (Note 15) and contributed this interest to GSTS upon the Reorganization. On December 29, 1997, GSTS merged with and into FiberNet.

     Effective October 20, 1997, as part of a further reorganization of ITC Holding, ITC Holding transferred all of its assets, other than its stock in the Company, and all of its liabilities to another entity and then merged with and into the Company (the "Merger"). The Company was the surviving corporation in the Merger.

     Basis of Accounting and Financial Statement Presentation

     The accompanying consolidated financial statements are prepared on the accrual basis of accounting. The consolidated financial statements reflect the Reorganization in a manner similar to a pooling of interests and include the accounts of the Company and its wholly owned subsidiaries. Investments in affiliated entities in which the Company has at least 20% ownership and does not have management control are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

     On January 29, 1996, ITC Holding acquired 100% of the common stock of DeltaCom (Note 13). The acquisition was accounted for using the purchase method of accounting. The results of operations of DeltaCom have been included in the accompanying consolidated statements of operations since the date of acquisition.

     Prior to 1997, GSTS accounted for its 36% investment in Gulf States using the equity method. To reflect the acquisition of the remaining 64% of Gulf States, the revenues and expenses of Gulf States have been included in the consolidated statement of operations for the year ended December 31, 1997, with the preacquisition losses attributable to the previous owner deducted to determine the consolidated net loss of the Company.

     Nature of Business

     The Company operates primarily in two business segments. DeltaCom is a regional long-distance company operating primarily in the southern United States. DeltaCom is engaged in the retail sale of long-distance services such as traditional switched and dedicated long-distance; 800/888 calling; calling card and operator services; ATM and frame relay; high-capacity broadband private line services, as well as Intranet, Internet, and Web page hosting and development services; and customer premises equipment installation and repair. DeltaCom primarily serves midsized and major regional businesses in the southern United States (the "Retail Services").

     The Fiber Companies are engaged in the sale of long-haul private-line services on a wholesale basis to other telecommunications companies using their owned and managed fiber optic network which extends throughout ten southern states (Arkansas, Texas, Tennessee, Mississippi, Louisiana, Alabama, Georgia, North Carolina, South Carolina, and Florida) (the "Carriers' Carrier Services").

     The Company has experienced operating losses as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. Assuming financing is available, the Company expects to continue to focus on increasing its customer base and expanding its network operations. Accordingly, the Company expects that its cost of services, selling, operations, and administration expenses and capital expenditures will continue to increase significantly, all of which will have a negative impact on short-term operating results. In addition, the Company may change its pricing policies to respond to a changing competitive environment. FiberNet has obtained a five-year, secured credit facility with NationsBank of Texas, N.A. (Note 6), and the Company has issued senior notes and equity (Notes 9 and 17). In the opinion of management, the Company's current cash position and available line of credit will be sufficient to meet the capital and operating needs of the Company through at least 1998. However, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

     Sources of Supplies

     The Company voluntarily uses a single vendor for transmission equipment used in its network. However, if this vendor were unable to meet the Company's needs, management believes that other sources for this equipment exist on commensurate terms and that operating results would not be adversely affected.

     Credit Risk and Significant Customers

     The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to certain customers for services and the ability to terminate access on delinquent accounts. The concentration of credit risk is mitigated by the large number of customers comprising the customer base. In 1997 and 1996, no customer represented more than 10% of the Company's consolidated operating revenues. However, in 1995, one customer represented approximately 30% of the Company's consolidated operating revenues.

     Regulation

     The Company is subject to certain regulations and requirements of the Federal Communications Commission and various state public service commissions.

2.   Summary of Significant Accounting Policies

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     The Company considers all short-term highly liquid investments with an original maturity date of three months or less to be cash equivalents.

     Inventory

     Inventory consists primarily of customer premise equipment held for resale and is valued at the lower of cost or market, using the first-in, first-out method.

     Property and Equipment

     Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the composite or straight line method over the following estimated useful lives:

                                                                 Years
                                                               -------
     Buildings and towers.................................          30
     Office furniture, fixtures, and equipment............     3 to 15
     Vehicles.............................................           5
     Telecommunications equipment.........................     5 to 20

     Intangible Assets

     Intangible assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangibles. Intangible assets are amortized over the following estimated useful lives:

                                       Years
                                       -----
     Goodwill.......................       40
     Trademark......................       40
     Customer base..................  5 to 12
     Noncompete agreements..........        5

     Restricted Assets

     Restricted assets include investments in U.S. government treasury notes that are classified as held-to-maturity and are reported at amortized costs. These investments represent a portion of the proceeds from the Company's 1997 senior notes offering (Note 6) that are held by a Trustee as security for and to fund the next five interest payments on these notes.

     Other Long-Term Assets

     Other long-term assets primarily include debt issuance costs which are amortized using the effective interest rate method over the life of the related debt.

     Long-Lived Assets

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long lived assets and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangible assets to be disposed of. The effect of adopting SFAS No. 121 was not material to the Company's consolidated financial statements.

     The Company reviews its intangible assets for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the intangible assets related to each acquisition individually to determine whether an impairment has occurred. An impairment is recognized when the discounted future cash flows estimated to be generated by the acquired business are insufficient to recover the current unamortized balance of the intangible asset, with the amount of any such deficiency charged to income in the current year. Estimates of future cash flows are based on many factors, including current operating results, expected market trends, and competitive influences.

     Unearned Revenue

     Unearned revenue represents the liability for advanced billings to customers for use of the Company's fiber-optic network. Customers are billed in advance for fixed monthly charges.

     Unbilled Revenue

     DeltaCom records unbilled revenue for long-distance services provided to customers but not yet billed. Approximately $3.8 million and $3.4 million in unbilled revenue are included in accounts receivable in the accompanying consolidated balance sheets at December 31, 1997 and 1996, respectively.

     Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

     The Internal Revenue Code and applicable state statutes provide that the income and expenses of a partnership are not separately taxable to the partnership but rather accrue directly to the partners. Accordingly, the accompanying financial statements include provisions for federal and state income taxes related to partnership interests in Interstate and Gulf States held by FiberNet, Transmission II, and GSTS prior to the Reorganization.

     The Company was included in the consolidated federal income tax return of ITC Holding through 1996. As a result of the Merger (Note 1), ITC Holding's consolidated results of operations through October 20, 1997 will be included in the Company's 1997 consolidated federal income tax return. The Company and its subsidiaries file separate state income tax returns. Under a tax-sharing arrangement, the Company was paid for the utilization of net operating losses included in the consolidated tax return, even if such losses could not have been used if the Company were to have filed on a separate return basis.

     Revenue Recognition

     Revenues are recognized as services are provided and consist primarily of charges for use of long-distance services and for use of the Company's fiber-optic network.

     Fair Value of Financial Instruments

     The carrying values of the Company's financial instruments approximate their fair values, except for the Company's $200 million Senior Notes (Note 6). Based on their quoted market price, such notes have a fair value of $220 million at December 31, 1997.

     Advertising Costs

     The Company expenses all advertising costs as incurred.

     Net Loss Per Share

     The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. Basic net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding for the year then ended.

     Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, for periods prior to the Company's initial public offering (Note 9), basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and, nominal issuances of common stock and common stock equivalents, regardless of whether they are antidilutive. For periods prior to 1997, 48,251 stock options are included in the computation of diluted net loss per share. For periods subsequent to the Company's initial public offering, the effect of the Company's potential common stock equivalents was not included in the computation of diluted net loss per share as their effect is antidilutive.

3.   Property and Equipment

     Balances of major classes of assets and the related accumulated depreciation as of December 31, 1997 and 1996 are as follows:

                                                         1997           1996
                                                     ------------   ------------
Land .............................................   $    143,195   $    140,695
Buildings and towers .............................      2,325,850      1,293,495
Furniture and fixtures ...........................      8,333,303      4,140,188
Vehicles .........................................      1,009,403        287,219
Telecommunications equipment .....................    143,460,560     32,321,553
                                                     ------------   ------------
                                                      155,272,311     38,183,150
Less accumulated depreciation ....................     25,825,447      6,569,908
                                                     ------------   ------------
Net property, plant, and equipment in service ....    129,446,864     31,613,242
Assets under construction ........................     12,087,762        267,314
                                                     ------------   ------------
Property, plant, and equipment, net ..............   $141,534,626   $ 31,880,556
                                                     ============   ============

4.   Intangible Assets

     Goodwill and other intangible assets and the related amortization as of December 31, 1997 and 1996 are as follows:

                                                    1997                1996
                                               ------------        ------------
Goodwill ...............................       $ 58,993,733        $ 50,961,123
Customer Base ..........................          5,846,371           5,846,371
Noncompete agreements ..................            102,000             102,000
Trademark ..............................             39,834              39,834
                                               ------------        ------------
                                                 64,981,938          56,949,328
Less accumulated amortization ..........         (3,634,152)         (1,431,753)
                                               ------------        ------------
Intangibles, net .......................       $ 61,347,786        $ 55,517,575
                                               ============        ============

     See Note 15 for discussion of intangible assets recorded in 1997 related to acquisition of the Gulf States and Notes 13 and 14 for a discussion of intangible assets recorded in 1996 related to the acquisitions of DeltaCom and the assets of Viper Computer Systems, Inc. ("ViperNet"), respectively.

5.   Investments

     Gulf States

     At December 31, 1996, investments represent GSTS's 36% ownership interest in Gulf States, which was formed as a partnership in 1994. Gulf States provides digital communications transport services to communications common carriers in the states of Georgia, Texas, Alabama, Mississippi, and Louisiana. GSTS was the managing partner and was responsible for managing and operating Gulf States. On March 27, 1997, ITC Holding purchased the remaining 64% interest in Gulf States and contributed this interest to GSTS (Note 1).

     The following table summarizes various financial data of Gulf States for the years ended December 31, 1996 and 1995:

                                                  1996                 1995
                                              ------------         ------------
Operating revenues ...................        $ 10,056,544         $  7,587,713
Operating (loss) income ..............            (216,992)           1,214,409
Net loss .............................          (4,416,142)            (717,340)
Current assets .......................           2,751,101            6,557,741
Noncurrent assets ....................          63,820,143           64,206,522
Current liabilities ..................           9,432,588            9,831,768
Noncurrent liabilities ...............          35,625,000           41,562,500

6.   Financing Obligations

     Long-Term Debt

     Long-term debt and capital lease obligations at December 31, 1997 and 1996 consists of the following:


                                                     1997              1996
                                                -------------     -------------
11% Senior Notes due 2007 ..................    $ 200,000,000     $           0
Other ......................................          640,112           930,252
                                                -------------     -------------
                                                  200,640,112           930,252
Less current maturities ....................         (306,882)         (290,140)
                                                -------------     -------------
Long-term debt, net of current portion .....    $ 200,333,230     $     640,112
                                                =============     =============


Maturities of long term debt at December 31, 1997 are as follows:
1998 ............................................................   $    306,882
1999 ............................................................        333,230
2000 ............................................................              0
2001 ............................................................              0
2002 ............................................................              0
Thereafter ......................................................    200,000,000
                                                                    ------------
                                                                    $200,640,112
                                                                    ============

     Lease Obligations

     The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under noncancelable operating leases with original or remaining periods in excess of one year and maturities of capital lease obligations as of December 31, 1997 are as follows:

                                                                    Operating           Capital
                                                                     Leases             Leases
                                                                   -----------        -----------
1998 ..........................................................    $ 4,327,156        $   942,974
1999 ..........................................................      4,043,070            927,984
2000 ..........................................................      3,331,535            919,994
2001 ..........................................................      3,109,796            369,004
2002 ..........................................................      2,698,768            318,014
Thereafter ....................................................     15,983,866          1,006,784
                                                                   -----------        -----------
                                                                   $33,494,191          4,484,754
                                                                   ===========
Less amounts representing interest ............................                        (1,235,330)
                                                                                      -----------
Present value of net minimum lease payments ...................                         3,249,424
Less current portion ..........................................                          (605,155)
                                                                                      -----------
Obligations under capital leases, net of current portion ......                       $ 2,644,269
                                                                                      ===========

     Rental expense charged to operations for the years ended December 31, 1997, 1996, and 1995 was $6,160,579, $1,272,389, and $74,534, respectively.

     1997 Senior Notes Offering

     On June 3, 1997, the Company completed the issuance of $200 million principal amount of 11% Senior Notes due 2007 (the "1997 Senior Notes Offering"). Interest is payable semiannually on June 1 and December 1. The note indenture contains certain restrictive covenants. See Note 17 where the Company's planned redemption of up to $70 million of these notes is discussed.

     Proceeds from the 1997 Senior Notes Offering were held by the trustee until all regulatory approvals related to the Reorganization described in Note 1 were received. Upon their release, a portion of the proceeds was used to repay approximately $48 million of the Company's advances from ITC Holding and approximately $41.6 million under the GSTS Bridge Facility discussed below, as well as accrued interest. At December 31, 1997, approximately $50.5 million of such proceeds are held by the Trustee as security for and to fund the next five interest payments on these notes.

     GSTS Bridge Facility

     In connection with the acquisition of the remaining 64% interest in Gulf States (Note 15), GSTS refinanced Gulf States' outstanding indebtedness of approximately $41.6 million with a bridge facility (the "GSTS Bridge Facility"). In connection with the refinancing, GSTS wrote off $818,572 ($507,515 net of tax benefits) in unamortized debt issuance costs, which is reflected in the accompanying statement of operations as an extraordinary loss on extinguishment of debt. The GSTS Bridge Facility, which bore interest at LIBOR plus 2.25%, matured on the date the proceeds from the Company's 1997 Senior Notes Offering were released (July 25, 1997).

     GSTS did not retire a forward starting interest rate swap agreement, which swapped the variable interest rate with a fixed rate of 8.25%, held by Gulf States in connection with this refinancing. At December 31, 1997, the forward starting interest rate swap agreement has a notional amount of approximately $35.6 million. At December 31, 1997, the Company would be required to pay approximately $2.4 million to terminate the interest rate swap. The Company made payments totaling approximately $990,000 during 1997, in connection with this interest rate swap which are included in interest expense in the accompanying consolidated statements of operations.

The Company planned to continue accounting for this agreement as a hedge of an anticipated transaction, in connection with planned borrowings under a variable rate credit agreement. The interest rate swap agreement expires in December 2002. (See " Debt Offering and Modification to Credit Agreement" in Note 17 for further discussion of this interest rate swap.)

     Credit Agreement

     On September 17, 1997, FiberNet entered into a credit agreement with NationsBank of Texas, N.A., as administrative lender (the "Credit Agreement"). The Credit Agreement provides for a term and revolving credit facility of up to $100 million to be used for working capital and other purposes, including refinancing existing indebtedness, capital expenditures, and permitted acquisitions. The Credit Agreement matures on September 15, 2002 and includes a $50 million multidraw term loan facility and a $50 million revolving credit facility. Amounts may be drawn under the term loan facility until September 15, 1999. All $50 million of the term loan facility must be utilized before any amount over $10 million may be drawn down under the revolving credit facility. Amounts drawn under the Credit Agreement will bear interest, at FiberNet's option, at either the Base Rate or the LIBOR Rate, plus an applicable margin.

     Borrowings under the Credit Agreement are guaranteed by the Company and are secured by a first priority lien on substantially all current and future assets and properties of FiberNet and its subsidiaries and a first priority pledge of the stock of FiberNet and its subsidiaries. The Credit Agreement contains covenants limiting the Company's ability to incur debt or make guaranties, create liens, pay dividends, make distributions or stock repurchases, make investments or capital expenditures, issue capital stock, engage in transactions with affiliates, sell assets, and engage in mergers and acquisitions. The Credit Agreement also requires the Company to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis. See Note 17 where a modification to the Credit Agreement made subsequent to year-end is discussed.

7.   Advance From ITC Holding

     The advance from ITC Holding reflected on the Company's consolidated balance sheets included the following at December 31, 1996.

                                                                           1996
                                                                     --------------
     Advance from ITC Holding related to the DeltaCom
     acquisition.................................................    $   74,005,598
     Other cash advances from ITC Holding, net...................           222,229
                                                                     --------------
     Total advance from ITC Holding..............................    $   74,227,827
                                                                     ==============

     Advance From ITC Holding Related to DeltaCom Acquisition

     As discussed in Note 13, ITC Holding funded the acquisition of DeltaCom and the related refinancing of DeltaCom's outstanding debt through borrowings of $74,005,598 on its own credit facility (the "ITC Holding Credit Facility"). These borrowings were pushed down to the accounts of the Company through the advance from ITC Holding account under terms substantially identical to those of ITC Holding Credit Facility. The advance from ITC Holding accrued interest at a rate of 8.595%. At December 31, 1996, the accompanying consolidated balance sheet reflected approximately $5.8 million of accrued interest related to this advance. Approximately $48 million of the advance from ITC Holding was repaid with proceeds from the 1997 Senior Notes Offering (Note 6). The remaining $31 million was forgiven by ITC Holding and contributed to the Company as additional equity.

     Cash Advances From (To) ITC Holding

     Amounts reflected as other cash advances from (to) ITC Holding represented excess funds from operations which were borrowed from (loaned to) ITC Holding prior to the Reorganization. All such advances from (to) ITC Holding were repaid in connection with the Reorganization. During 1997 and 1996, the Company recorded interest income of $7,423 and $77,868, respectively, and interest expense of $51,126, $96,665, and $122,696 in 1997, 1996 and 1995, respectively, related to these transactions.

8.   Income Taxes

     Details of the income tax benefit for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                    1997             1996              1995
                                                ------------      -------------    -------------
     Current:
          Federal .........................     $ (6,140,815)     $ (1,804,786)    $   (628,795)
          State   .........................           11,501           (48,829)         (42,770)
                                                ------------      -------------    -------------
               Total current...............       (6,129,314)       (1,853,615)        (671,565)
                                                -------------     -------------    -------------
     Deferred:
          Federal .........................        2,678,448           660,033          385,742
          State............................          126,400           (39,736)         (16,744)
                                                ------------      -------------    -------------
               Total deferred..............        2,804,848           620,297          368,998
                                                ------------      ------------     ------------
               Total benefit...............     $ (3,324,466)     $ (1,233,318)    $   (302,567)
                                                =============       ==========     ============

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 1997 and 1996 are as follows:

                                                                       1997              1996
                                                                 --------------     ------------
     Noncurrent deferred tax (liabilities) assets:
          Property, plant, and equipment .....................   $   (7,038,071)    $ (3,903,605)
          Intangible assets...................................           55,446          (57,849)
          State net operating loss carryforwards..............          389,724                0
          Valuation allowance.................................         (389,724)               0
          Other...............................................           91,673           43,314
                                                                 --------------     ------------
                                                                     (6,890,952)      (3,918,140)
     Current deferred tax assets:
          Accrued expenses....................................          209,337           80,245
          Reserves for uncollectible accounts.................          380,462          314,503
          Other...............................................                0          130,912
                                                                 --------------     ------------
                                                                        589,799          525,660
                                                                 --------------     ------------
     Net deferred income tax liabilities......................   $   (6,301,153)    $ (3,392,480)
                                                                 ===============    =============

     Prior to 1997, the Company received payment for net operating losses generated for federal income tax purposes and used by ITC Holding in ITC Holding's consolidated federal income tax return. Through the date of the Merger, ITC Holding's results of operations will be included in the Company's 1997 consolidated federal income tax return. Amounts receivable from ITC Holding under these tax-sharing agreement are $2,448,297 and $2,546,534 at December 31, 1997 and 1996, respectively.

     The Company and its subsidiaries file individual State income tax returns. The Company has generated state net operating loss carryforwards which will expire in 2012 unless utilized. Due to limitations on utilization, it is not more likely than not that these net operating loss carryforwards will be realized; therefore, management has provided a 100% valuation reserve against these assets.

     A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

                                                    1997       1996       1995
                                                  ------     ------     ------
Federal statutory rate ........................    (34.0)%    (34.0)%    (34.0)%
Increase (reduction) in taxes resulting from:
     State income taxes, net of federal benefit     (3.3)      (2.0)      (5.2)
     Permanent differences ....................      5.8        9.0        0.0
     Increase in valuation allowance ..........      2.9        0.0        0.0
     Other ....................................      4.3        3.0        1.7
                                                  ------     ------     ------
Effective income tax rate .....................    (24.3)%    (24.0)%    (37.5)%
                                                  ======     ======     ======

9.   Equity Interests

     Merger With ITC Holding

     In connection with the Merger (Note 1), holders of ITC Holding's common stock and convertible preferred stock received 2.295225 shares of the Company's Common Stock and Series A Convertible Preferred Stock. Fractional shares were paid in cash.

     Initial Public Offering

     During October 1997, the Company completed the sale of 5,750,000 shares of its Common Stock to the public at an offering price of $16.50 a share.

     Employee Stock Option Plan

     Upon the Reorganization, all employees of the Company became eligible to receive stock options under the Company's 1997 Stock Option Plan, as amended (the "Stock Option Plan"), which was adopted by the Company and approved by ITC Holding on March 24, 1997.

     The Stock Option Plan provides for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") to employees of the Company, its subsidiaries, and ITC Holding, as well as the grant of non-qualifying options to any other individual whose participation in the Stock Option Plan is determined to be in the best interests of the Company. The Stock Option Plan authorizes the issuance of up to 2,407,500 shares of the Company's Common Stock pursuant to options granted under the Stock Option Plan (subject to antidilution adjustments in the event of a stock split, recapitalization, or similar transaction). The maximum number of shares subject to options that can be awarded under the Stock Option Plan to any person is 802,500 shares. The Compensation Committee of the Company's board of directors will administer the Stock Option Plan and will grant options to purchase Common Stock.

     The option exercise price for incentive stock options granted under the Stock Option Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). The option exercise price for non-incentive stock options granted under the Stock Option Plan may not be less than the par value of the Common Stock on the date of grant of the option. The maximum option term is 10 years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). There is also a $100,000 limit on the value of Common Stock (determined at the time of grant) covered by incentive stock options that become exercisable by an optionee in any year. Options granted will become exercisable with respect to 50% of the shares subject to the options on the second anniversary of the date of grant and with respect to 25% of the shares subject to the options on each of the third and fourth anniversaries of the date of grant.

     The Company's board of directors may amend or terminate the Stock Option Plan with respect to shares of Common Stock as to which options have not been granted.

     On March 24, 1997 and July 29, 1997, the Company granted options to purchase 1,266,345 shares and 168,933 shares, respectively, of Common Stock under the Stock Option Plan. All options were granted at a price at least equal to the estimated fair value of the common stock on the date of grant ($4.49) as determined by the Company's board of directors based on equity transactions and other analyses. Options to purchase an additional 48,251 shares of Common Stock at $4.49 per share were granted on October 1, 1997. At December 31, 1997, unamortized compensation expense of $555,348 is recorded as an offset to equity in the accompanying balance sheet related to this option grant since the price of the options was below fair market value. Compensation expense will be recognized over the vesting period.

     Following the Company's initial public offering, options to purchase an additional 61,915 shares of Common Stock at $17.25 per share were granted on October 28, 1997. The $17.25 per share represents the closing value of the Company's stock on the date of grant.

     Director Stock Option Plan

     On March 24, 1997, the Company adopted and its stockholders approved the Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the "formula" grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Code to directors of the Company who are not officers or employees of the Company or ITC Holding, (each an "Eligible Director"). The Director Plan authorizes the issuance of up to 240,750 shares of Common Stock pursuant to options granted under the Director Plan (subject to antidilution adjustments in the event of a stock split, recapitalization, or similar transaction). The option exercise price for options granted under the Director Plan will be at least 100% of the fair market value of the shares of Common Stock on the date of grant of the option. Under the Director Plan, each Eligible Director will be granted an option to purchase 16,050 shares of Common Stock upon such person's initial election or appointment to serve as director. Options granted will become exercisable with respect to 50% of the shares subject to the options on the second anniversary of the date of grant and with respect to 25% of the shares subject to the options on each of the third and fourth anniversaries of the date of grant. The options will expire ten years and 30 days after the date of grant.

     On March 24, 1997, the Company granted options to purchase 16,050 shares of its Common Stock to each of its six nonemployee directors. All options were granted at a price equal to the estimated fair value of the common stock on the date of grant ($4.49) as determined by the Company's board of directors based on equity transactions and other analyses.

     ITC Holding Stock Option Plan

     Prior to the Merger, ITC Holding sponsored a stock option plan which provided for the granting of stock options to substantially all employees of ITC Holding and its wholly owned and majority owned subsidiaries, including the Company. Options were generally granted at a price (established by ITC Holding's board of directors based on equity transactions and other analyses) equal to at least 100% of the fair market value of ITC Holding's common stock on the option grant date. Options granted generally became exercisable 40% after two years and 20% per annum for the next three years and remained exercisable for ten years after the option grant date. At December 31, 1996, employees of the Company held outstanding options for a total of 314,768 of ITC Holding's shares at option prices ranging from $7.60 to $30.50 per share. In connection with the Merger and the related spinoff of ITC Holding's other subsidiaries, stock options outstanding under ITC Holding's stock option plan were adjusted. Each ITC Holding option holder received an option in the spinoff entity and 2.295225 options in the Company (the "Replacement Options"). All Replacement Options were at exercise prices that preserved the economic benefit of the ITC Holding options at the spinoff and merger date. As a result, options for 3,540,088 shares of the Company's Common Stock were issued under the Stock Option Plan at exercise prices ranging from $0.31 per share to $8.87 per share.

     Statement of Financial Accounting Standards No. 123

     The Company accounts for its stock based compensation plans under APB Opinion No. 25, under which no compensation cost is recognized for options granted with a strike price equal to the fair market value of the Company's common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of all options for shares of common stock granted to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions:

                                       1997          1996            1995
                                       ----          ----            ----

     Risk-free interest rate.....      6.0%         6.29%             5.33%
     Expected dividend yield.....       0%            0%                 0%
     Expected lives..............   Ten years     Ten years       Ten years
     Expected volatility.........      60%           50%                50%

     The weighted average fair value of options and Replacement Options granted to employees of the Company in 1995, 1996 and 1997 was $16.14, $19.65 and $14.67 per share, respectively. The total value of options and Replacement Options for common stock granted to employees of the Company during 1995, 1996 and 1997 was computed as approximately $257,000, $4,116,000 and $14,150,000 (including approximately $7,700,000 related to the Replacement Options), respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123 ("Accounting for Stock Based Compensation"), the Company's net loss for the years ended December 31, 1995, 1996 and 1997 would have increased as follows:

                                                                       1995             1996              1997
                                                                       ----             ----              ----
Net loss                                    As Reported              $(504,373)    $(3,909,749)    $(10,772,874)
                                            Pro Forma                $(595,987)    $(5,469,440)    $(20,414,911)

Basic and diluted net loss per share        As Reported              $   (0.03)    $     (0.20)    $      (0.54)
                                            Pro Forma                $   (0.03)    $     (0.29)    $      (1.01)

A summary of the status of the Company's portion of ITC Holding's stock option plan through the date of the Merger is as follows:


                                                                       Weighted Average
                                                                            Price
                                                           Shares         Per Share
                                                           ------         ---------
Outstanding at December 31, 1994                           94,925         $13.92
         Granted                                           14,252          21.17
         Forfeited                                           (750)         14.35
                                                          -------
Outstanding at December 31, 1995                          108,427          14.87
         Granted                                          223,081          25.87
         Exercised                                           (840)         16.86
         Forfeited                                        (15,900)         24.55
                                                          -------
Outstanding at December 31, 1996                          314,768          22.17
         Granted                                           43,840          31.75
         Exercised                                         (6,500)          9.49
         Forfeited                                        (18,178)         25.81
                                                          -------
Outstanding at October 20, 1997                           333,930          23.48
                                                          =======

A summary of the status of the Company's stock option plans at December 31, 1997 and changes during the period from inception on March 24, 1997 through December 31, 1997 is as follows:

                                                                      Weighted Average
                                                                           Price
                                                          Shares         Per Share
                                                          ------         ---------
         Assumed in the Merger                           3,540,088         $4.36
         Granted                                         1,641,642          4.94
         Exercised                                         (13,881)         2.69
         Forfeited                                         (37,738)         4.82
                                                         ---------
Outstanding at December 31, 1997                         5,130,111          4.66
                                                         =========

     The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                           Weighted
                                            Average       Weighted                           Weighted
      Range of          Outstanding        Remaining       Average       Exercisable          Average
      Exercise             as of          Contractual     Exercise          as of            Exercise
       Prices          Dec. 31, 1997         Life           Price       Dec. 31, 1997          Price
       ------          -------------         ----           -----       -------------          -----
$0.31 - $1.08              692,658           3.38       $   1.42           1,015,487         $   1.04
$1.84 - $2.78              416,112           5.10           2.09             351,896             2.05
$3.48 - $4.88            2,420,133           8.52           4.34             193,321             3.97
$6.02 - $6.65              642,238           8.11           6.06              18,863             6.04
$7.30 - $8.87              897,055           9.19           7.81                 -0-               --
   $17.25                   61,915           9.82          17.25                 -0-               --

     At December 31, 1997, 1,579,567 options for the Company's stock with a weighted average price of $2.99 per share were exercisable by employees of the Company. At December 31, 1996, 51,750 options for ITC Holding's stock with a weighted average exercise price of $12.06 per share were exercisable by employees of the Company. At December 31, 1995, 26,260 options for ITC Holding's stock with a weighted average exercise price of $9.27 per share were exercisable by employees of the Company.

10.  Commitments and Contingencies

     Purchase Commitments

     At December 31, 1997, the Company had entered into agreements with vendors to purchase approximately $9.8 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

     Legal Proceedings

     In the normal course of business, the Company is subject to various litigation; however, in management's opinion and the opinion of counsel, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

11.  Employee Benefit Plans

     Employees of the Fiber Companies participated in ITC Holding's 401(k) defined contribution plan. This plan covered all employees of the participating entities who had one year of service and were at least 18 years of age. ITC Holding contributed a discretionary amount of the employees' earnings based on the plan's earnings. The discretionary contribution percentages per employee for the years ended December 31, 1996 and 1995 were 2.66% and 2.53% (limited to a total for all participants of $150,000 and $100,000 for 1996 and 1995, respectively), respectively, and were fully funded by ITC Holding. No discretionary contributions were made for 1997. In addition, the Fiber Companies offer a partial matching of employee contributions at a rate of 1/2% for each 1% of the employee earnings contributed to a maximum match of 4% of employee earnings. Total matching contributions made to the plan and charged to expense by the Fiber Companies for the years ended December 31, 1997, 1996 and 1995 were $84,014, $54,098, and $26,520, respectively.

     Employees of DeltaCom participated in a separately administered 401(k) defined contribution plan. The plan covers substantially all DeltaCom employees with at least one year of service. Participants may elect to defer 15% of compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. DeltaCom has elected to provide matching employer contributions equal to the lesser of 3% of compensation or the maximum amount annually for each participant. DeltaCom's policy is to fund contributions as earned. Company contributions made to the plan and charged to expense by DeltaCom for the year ended December 31, 1997 were $199,104 and for the 11 months ended December 31, 1996 were $123,854.

     Following the Merger, ITC Holding's 401(k) defined contribution plan became the Company's plan. Effective January 1, 1998, the DeltaCom 401(k) plan was merged into the Company's plan.

12.  Related Party Transactions

     Certain affiliates provide the Company with various services and/or receive services provided by the Company. These entities include ITC Holding; Interstate Telephone Company and Valley Telephone Company, which provide local and long-distance telephone services; InterCall, Inc. ("InterCall"), which provides conference calling services; and InterServ Services Corporation, which provides operator services for "800" customer service numbers and full-service marketing research in the telecommunications industry and other industries; Powertel, Inc., formerly InterCel, Inc., which provides cellular services; KNOLOGY, which provides cable television services; and MindSpring, which is a regional provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are generally representative of arm's-length transactions.

     For the years ended December 31, 1997, 1996, and 1995, the Company received services from these affiliated entities in the amounts of $206,000, $243,162, and $470,437, respectively, which are reflected in selling, operations, and administration expenses in the Company's consolidated statements of operations. In addition, in 1997 and 1996, the Company received services from these affiliated entities in the amount of $238,000 and $762,173, respectively, which are reflected in cost of services in the Company's consolidated statements of operations.

     The Fiber Companies provide operator and directory assistance services and lease capacity on certain of their fiber routes to affiliated entities. Beginning in 1996, DeltaCom also provided long-distance and related services to ITC Holding and all of its wholly owned and majority-owned subsidiaries. Also beginning in 1996, DeltaCom acted as an agent for InterCall and MindSpring in contracting with major interexchange carriers to provide origination and termination services. Under these agreements, DeltaCom contracts with the interexchange carrier and rebills the appropriate access charges plus a margin to InterCall and MindSpring, such that only the margin impacts the Company's consolidated revenues. Total affiliated revenues included in the Company's consolidated statements of operations for the years ended December 31, 1997, 1996, and 1995 were $7,995,000, $2,863,389, and $486,246, respectively.

     DeltaCom had a contract with a former stockholder to provide management services to DeltaCom in 1997 for $300,000 annually. In addition, DeltaCom leases real properties from a former stockholder and entities controlled by the former stockholder. Total rental expense related to these leases was approximately $174,000 and $235,000 in 1997 and 1996, respectively. DeltaCom is obligated to pay rentals to a former stockholder totaling approximately $180,000 annually from 1998 through 2005 under leases which are cancelable by either of the parties with 24 months' notice. DeltaCom is also obligated through 1999 to pay annual rentals ranging from approximately $74,000 to $81,000 to an officer of a former stockholder.

13.  Acquisition of DeltaCom

     On January 29, 1996 (the "Acquisition Date"), DeltaCom was purchased by ITC Holding for total consideration of $71,362,213, including cash acquired of $1,828,121 (the "Acquisition"). The consideration included $65,362,213 in cash and $6,000,000 in common stock of ITC Holding. Simultaneously, ITC Holding refinanced $8,643,384 of DeltaCom's outstanding debt by borrowing against its own line of credit and contributing the proceeds to DeltaCom, which then repaid all of its outstanding debt. The Acquisition was accounted for under the purchase method of accounting, and the purchase accounting entries have been "pushed down" to the Company's financial statements. The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the Acquisition Date. The acquisition costs exceeded the fair market value of net tangible assets acquired by $54,645,063, of which $5,464,506 has been allocated to identifiable intangible assets and the remainder has been recorded as goodwill in the accompanying consolidated balance sheets. Amounts recorded in connection with the "pushdown" include the $49,180,557 in goodwill, $5,464,506 in customer base, $74,005,598 in debt related to the Acquisition and debt refinancing, and $6,000,000 in paid-in capital. The operating results of DeltaCom have been included in the Company's financial statements since the Acquisition Date.

     The following table summarizes the net assets purchased in connection with the Acquisition and the amount attributable to cost in excess of net assets acquired:

     Working capital, net of $1,828,121 cash acquired..........   $   5,155,221
     Property, plant, and equipment............................      21,357,357
     Other assets . ...........................................         198,920
     Noncurrent liabilities....................................     (11,822,469)
     Customer base.............................................       5,464,506
     Goodwill..................................................      49,180,557
                                                                     ----------
     Purchase price, net of cash acquired......................   $  69,534,092
                                                                  =============

     The common stock portion of the Acquisition has been accounted for as a noncash transaction for purposes of the consolidated statements of cash flows.

     The following pro forma information has been prepared assuming the Acquisition occurred at the beginning of the respective periods. This information includes pro forma adjustments related to the amortization of goodwill resulting from the excess of the purchase price over the fair value of the net assets acquired and interest expense related to the debt financing used to acquire DeltaCom. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had the Acquisition occurred at the beginning of the respective periods, nor is the information necessarily indicative of the results of operations which may occur in the future.

                                                  1996              1995
                                             ------------       ------------
                                                         Unaudited
     Consolidated operating revenues.......  $ 71,775,516     $   62,021,598
     Consolidated net loss.................    (4,024,866)        (1,826,756)

14.  Acquisition of ViperNet

     In July 1996, the Company purchased certain assets of ViperNet, which provides business Internet services, for cash of $625,000 and assumption of capital lease obligations in the amount of $171,683.

     The following table summarizes the net assets purchased by the Company in connection with its acquisition of ViperNet:

     Working capital............................    $   121,500
     Property and equipment.....................        191,318
     Noncompete agreement.......................        102,000
     Customer base..............................        381,865
     Liabilities assumed........................       (171,683)
                                                    -----------
     Cash paid for ViperNet net assets..........    $   625,000
                                                    ===========

     The assumption of the capital lease obligations has been treated as a noncash transaction for purposes of the consolidated statements of cash flows.

15.  Acquisition of Gulf States

     On March 27, 1997, ITC Holding purchased the remaining 64% interest in Gulf States not previously owned, along with certain other fiber and fiber-related assets, including a significant long-term customer contract (the "Georgia Fiber Assets") for approximately $28 million, plus certain contingent consideration. The purchase price included 588,411 shares of ITC Holding's Series A Convertible Preferred Stock valued at approximately $17.9 million and an unsecured purchase money note for approximately $10 million. The purchase price was allocated as follows: $17 million to the 64% interest in Gulf States and $10.9 million to the Georgia Fiber Assets. The note, bearing interest at 11%, was payable in ten semi annual principal payments of approximately $1 million plus accrued interest, beginning September 30, 1997. The contingent consideration is due no later than April 30, 1998, at which time the Company will be obligated to deliver additional preferred stock equal to 35.7% of 64%, multiplied by 6, multiplied by the amount, if any, by which the earnings before interest, taxes, depreciation, and amortization of Gulf States for the year ended December 31, 1997 exceed $11,265,696. In October 1997, ITC Holding issued 56,742 shares of its Series A Convertible Preferred Stock in connection with this earn-out provision. In connection with the Merger, these shares were converted into 130,236 shares of the Company's Series A Convertible Preferred Stock. The Company recorded goodwill totaling approximately $7.5 million in connection with this acquisition. No further payments under the contingent consideration provision are currently expected.

     Upon the closing of these acquisitions, ITC Holding contributed the 64% ownership interest in Gulf States to GSTS and the Georgia Fiber Assets to FiberNet. The Gulf States partnership has been dissolved. The note was repaid in full in November 1997.

16.  Segment Reporting

     Upon the acquisition of DeltaCom in January 1996 (Note 13), the Company began operating in two business segments: Carriers' Carrier Services and Retail Services. Retail Services are provided by DeltaCom and include the retail sale of long-distance, data, and Internet services, including the sale and installation of customer premises equipment primarily to midsized and major regional business customers. Carriers' Carrier Services are provided by the Fiber Companies. Carriers' Carrier Services include the sale of long-haul private line services on a wholesale basis using the Fiber Companies' owned and managed fiber-optic network. Summarized financial data by business segment for the years ended December 31, 1997 and 1996 and as of December 31, 1997 and 1996 are as follows:

                                                                                      1997
                                                   --------------------------------------------------------------------------------
                                                       Carriers'
                                                       Carrier         Retail       Corporate
                                                       Segment          Segment      Segment          Eliminations     Consolidated
                                                   -------------    -------------   -------------    -------------    -------------
Sales to external customers .....................  $  31,024,054    $  83,565,944   $           0    $           0    $ 114,589,998
Intersegment sales ..............................      3,673,008        2,727,894               0       (6,400,902)               0
                                                   -------------    -------------   -------------    -------------    -------------
     Total operating revenues ...................     34,697,062       86,293,838               0       (6,400,902)     114,589,998
                                                   -------------    -------------   -------------    -------------    -------------
Gross margin ....................................     28,060,966       32,303,617               0         (324,933)      60,039,650
Selling, operations, and administration expense .      8,401,158       30,178,668               0         (324,933)      38,254,893
Depreciation and amortization ...................     12,077,349        6,255,102               0                0       18,332,451
Other income (expense), net .....................                                                                         4,251,088
Interest expense ................................                                                                       (21,367,351)
                                                                                                                      -------------
Loss before income taxes, preacquisition
losses and extraordinary item ...................                                                                     $ (13,663,957)
                                                                                                                      =============
Identifiable assets .............................  $ 192,820,282    $ 106,674,319   $  87,062,726    $    (452,850)   $ 386,104,477
                                                   =============    =============   =============    =============    =============
Capital expenditures ............................  $  27,463,550    $  16,410,440   $           0    $           0    $  43,873,990
                                                   =============    =============   =============    =============    =============


                                                                                              1996
                                                              ---------------------------------------------------------------------
                                                                  Carriers'
                                                                   Carrier           Retail
                                                                   Segment           Segment        Eliminations       Consolidated
                                                              -------------      -------------     -------------      -------------
Sales to external customers .............................     $   6,598,709      $  59,919,876     $           0      $  66,518,585
Intersegment sales ......................................           558,312          1,553,445        (2,111,757)                 0
                                                              -------------      -------------     -------------      -------------
     Total operating revenues ...........................         7,157,021         61,473,321        (2,111,757)        66,518,585
                                                              -------------      -------------     -------------      -------------
Gross margin ............................................         3,256,596         24,325,559           180,143         27,762,298
Selling, operations, and administration expense .........         1,646,277         17,050,152           180,143         18,876,572
Depreciation and amortization ...........................         1,656,685          4,781,389                 0          6,438,074
Equity in losses of Gulf States .........................        (1,589,812)                 0                 0         (1,589,812)
Other income (expense), net .............................                                                                   171,514
Interest expense ........................................                                                                (6,172,421)
                                                                                                                      -------------
Loss before income taxes ................................                                                             $  (5,143,067)
                                                                                                                      =============
Identifiable assets .....................................     $  14,597,073      $  91,592,697     $    (406,588)     $ 105,783,182
Investment in net assets of Gulf States .................         7,424,797                  0                 0          7,424,797
                                                              -------------      -------------     -------------      -------------
Total assets ............................................     $  22,021,870      $  91,592,697     $    (406,588)     $ 113,207,979
                                                              =============      =============     =============      =============
Capital expenditures ....................................     $   1,101,181      $   5,071,479     $           0      $   6,172,660
                                                              =============      =============     =============      =============

17.  Subsequent Events

     Debt Offering and Modification to Credit Agreement

     The Company issued $160 million principal amount of senior notes due 2008 at 99.9% during the first quarter of 1998 (the "1998 Senior Notes Offering"). These notes have an interest rate of 8-7/8% and pay interest semiannually on March 1 and September 1.

     Proceeds from the 1998 Senior Notes Offering will be used for additional network facilities, and for other general corporate purposes.

     In connection with the 1998 Senior Notes Offering, the Company modified its Credit Agreement to reduce the available credit to $50 million and to amend and/or delete various covenants. Due to the proceeds to be received from the 1998 Senior Notes Offering, the Company's interest rate swap agreement (Note 6) no longer may be accounted for as a hedge of an anticipated transaction, but rather becomes a trading security. This change in classification required the Company to record the payable related to the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of the receipt of the proceeds from the 1998 Senior Notes Offering. The loss, charged against earnings, was approximately $2.5 million. The interest rate swap agreement will be marked to market at each subsequent balance sheet date, with periodic payments (receipts) included in interest expense.

Planned Redemption

     On March 2, 1998, the Company announced its intention to redeem $70 million principal amount of its 11% Senior Notes due 2007, at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest, with the proceeds from the Company's initial public offering (Note 9). The Company estimates that it will record an extraordinary loss of approximately $10.7 million related to the early redemption of this debt.

Acquisition

     On March 18, 1998, the Company announced the signing of a definitive agreement to acquire certain assets and liabilities of IT Group, a Jackson, Mississippi-based interexchange carrier. The Company will issue an estimated 110,000 shares of common stock and assume liabilities of approximately $1.0 million to consummate the transaction. Closing of the acquisition is subject to customary conditions, including the receipt of required regulatory approvals, and is expected by May 1998.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of ITC/\DELTACOM, INC. and SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 23, 1998 (except with respect to Note 17, as to which the date is March 18, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 23, 1998




                               ITC/\DELTACOM, INC.
                                AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFICATION ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                                         ADDITIONS
                                             BALANCE AT        --------------------------------                          BALANCE AT
                                             BEGINNING         CHARGED TO       CHARGED TO                                END OF
DESCRIPTION                                  OF PERIOD         INCOME           OTHER ACCOUNTS        DEDUCTIONS          PERIOD
-----------                                  ---------         ------           --------------        ----------          ------
Provision for uncollect-
  ible accounts
     1995 ..........................        $   81,411        $  377,116        $        0           $  422,740(3)        $   35,787
     1996 ..........................        $   35,787        $  458,210        $1,209,329(1)        $  846,468(3)        $  856,858
     1997 ..........................        $  856,858        $  801,339        $   24,006(2)        $  621,361(3)        $1,060,842

----------

Notes:

(1)  Represents a purchased reserve related to the acquisition of DeltaCom, Inc.
(2) Represents a purchased reserve related to the acquisition of the remaining interest in Gulf States FiberNet.
(3) Represents write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.

                                  EXHIBIT INDEX



EXHIBIT
NUMBER         EXHIBIT DESCRIPTION

3.1            Certificate of Incorporation of ITC/\DeltaCom, Inc. (filed as
               Exhibit 3.1 to Registration Statement on Form S-1, as amended, File No. 333-36683 ("Form S-1") and incorporated herein by reference).

3.2            Amended and Restated Bylaws of ITC/\DeltaCom, Inc. (filed as
               Exhibit 3.2 to Form S-1 and incorporated herein by reference).

4.1            Form of Common Stock Certificate of ITC/\DeltaCom, Inc. (filed as
               Exhibit 4.1 to Form S-1 and incorporated herein by reference).

4.2 Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 8-7/8% Senior Notes Due 2008 of ITC/\DeltaCom, Inc.

4.3 Registration Rights Agreement, dated March 3, 1998, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Salomon Brothers Inc and NationsBanc Montgomery Securities LLC.

4.4            Form of Initial Global 8-7/8% Note Due 2008.

10.1 Capacity Agreement dated as of February 1, 1997 between Interstate FiberNet and Entergy Technology Company (filed as
               Exhibit 10.1 to Registration Statement on Form S-4, as amended, File No. 333-31361 ("Form S-4") and incorporated herein by reference).

10.2 License Agreement dated February 1, 1997 between Interstate FiberNet and Metropolitan Atlanta Rapid Transit Authority (filed as Exhibit 10.2 to Form S-4 and incorporated herein by reference).

10.3 Supply Agreement for Transmission Equipment dated March 26, 1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as
               Exhibit 10.3 to Form S-4 and incorporated herein by reference).

10.3.1 Network Products Purchase Agreement, dated as of December 24, 1997, by and between Interstate FiberNet, Inc. and Northern Telecom, Inc.

10.4 First Amendment to Supply Agreement for Transmission Equipment dated as of September 9, 1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.4 to Form S-4 and incorporated herein by reference).

10.5 Second Amendment to Supply Agreement for Transmission Equipment dated as of January 19, 1994 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.5 to Form S-4 and incorporated herein by reference).

10.6 Sixth Amendment to Supply Agreement for Transmission Equipment dated as of November 21, 1996 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Third and the Fourth Amendment to this Agreement) (filed as Exhibit 10.6 to Form S-4 and incorporated herein by reference).

10.7 Seventh Amendment to Supply Agreement for Transmission Equipment dated as of April 15, 1997 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Fifth Amendment to this Agreement) (filed as Exhibit 10.7 to Form S-4 and incorporated herein by reference).

10.8 Master Capacity Lease dated July 22, 1996 between Interstate FiberNet and Intercel PCS Services, Inc. (filed as Exhibit 10.8 to Form S-4 and incorporated herein by reference).

10.9 First Amendment to Master Capacity Lease dated as of August 22, 1996 between Interstate FiberNet and InterCel PCS Services, Inc. (filed as Exhibit 10.9 to Form S-4 and incorporated herein by reference).

10.10 Amended and Restated Loan Agreement dated as of March 27, 1997 by and among Gulf States Transmission Systems, Inc., the Lenders parties thereto and NationsBank, N.A. (filed as Exhibit 10.10 to Form S-4 and incorporated herein by reference).

 10.11 Promissory Note dated March 27, 1997 between Gulf States Transmission Systems, Inc. and NationsBank, N.A. (filed as
               Exhibit 10.11 to Form S-4 and incorporated herein by reference).

 10.12 Amended and Restated Security Agreement dated as of March 27, 1997 between Gulf States FiberNet and Gulf States Transmission Systems, Inc. and NationsBank, N.A. (filed as Exhibit 10.12 to Form S-4 and incorporated herein by reference).

 10.13 Assignment and Assumption Agreement dated as of March 27, 1997 between Gulf States FiberNet and Gulf States Transmission Systems, Inc. (filed as Exhibit 10.13 to Form S-4 and incorporated herein by reference).

 10.14 Term Agreement dated as of August 11, 1994 between Gulf States FiberNet and Illinois Central Railroad Company (filed as Exhibit
               10.14 to Form S-4 and incorporated herein by reference).

 10.15 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995 (filed as Exhibit 10.15 to Form S-4 and incorporated herein by reference).

 10.15.1 Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc.

 10.16 First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement dated as of July 24, 1995 between Southern Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. (filed as Exhibit 10.16 to Form S-4 and incorporated herein by reference).

 10.17 Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated July 25, 1995 between MPX Systems, Inc. and Gulf States FiberNet (filed as
               Exhibit 10.17 to Form S-4 and incorporated herein by reference).

+10.17.1 Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively "SES"), ITC Transmission Systems, Inc. (as managing partner of Interstate Fibernet) and Gulf States Transmission Systems, Inc. (filed as Exhibit 10.17.1 to Form S-4 and incorporated herein by reference).

 10.18 Consent for Assignment of Interest dated February 20, 1997 among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. (filed as Exhibit 10.18 to Form S-4 and incorporated herein by reference).

 10.19 Second Partial Assignment and Assumption of Revised and Restated Fiber Optic

               Facilities and Services Agreement dated March 27, 1997 between SCANA Communications, Inc. and ITC Holding Company, Inc. (filed as Exhibit 10.19 to Form S-4 and incorporated herein by reference).

10.20 Fiber System Lease Agreement dated January 30, 1996 between CSW Communications, Inc. and Gulf States FiberNet (filed as Exhibit
               10.20 to Form S-4 and incorporated herein by reference).

10.21 Consent for Acquisition and Assignment dated January 13, 1997 between CSW Communications, Inc. and Gulf States FiberNet (filed as Exhibit 10.21 to Form S-4 and incorporated herein by reference).

10.22 Agreement for the Provision of Fiber Optic Services and Facilities dated April 21, 1986 between SouthernNet, Inc. and MPX Systems, Inc. (filed as Exhibit 10.22 to Form S-4 and incorporated herein by reference).

10.23 First Amendment to Agreement for the Provision of Fiber Optic Services and Facilities dated May 8, 1992 between MPX Systems, Inc. and MCI Telecommunications Corporation (filed as Exhibit
               10.23 to Form S-4 and incorporated herein by reference).

10.24 Second Amendment to Agreement for the Provision of Fiber Optic Services and Facilities dated January 30, 1996 between MPX Systems, Inc. and MCI Telecommunications Corporation (filed as
               Exhibit 10.24 to Form S-4 and incorporated herein by reference).

10.25 Network Operating Agreement dated March 25, 1996 among Gulf States FiberNet, TriNet, Inc., Hart Communications, Inc. and SCANA Communications, Inc. (f/k/a MPX Systems, Inc.) (filed as
               Exhibit 10.25 to Form S-4 and incorporated herein by reference).

10.26 Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.26 to Form S-4 and incorporated herein by reference).

10.27 Amendment to the Agreement for Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.27 to Form S-4 and incorporated herein by reference).

10.28 First Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated March 22, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.28 to Form S-4 and incorporated herein by reference).

10.29 Second Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated December 1, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.29 to Form S-4 and incorporated herein by reference).

10.30 Third Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated September 23, 1992 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.30 to Form S-4 and incorporated herein by reference).

10.31 Fourth Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated January 1, 1994 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.31 to Form S-4 and incorporated herein by reference).

10.32 Agreement dated March 6, 1990 between Tennessee Valley Authority and Consolidated Communications Corporation (predecessor to DeltaCom, Inc.) (filed as Exhibit 10.32 to Form S-4 and incorporated herein by reference).

10.32.1 Supplement Agreement; Leased Fiber Pathways, dated as of September 26, 1997, by and between Tennessee Valley Authority and DeltaCom, Inc.

10.33          Interconnection Agreement signed March 12, 1997 between DeltaCom,
               Inc. and

               BellSouth Telecommunications, Inc. (filed as Exhibit 10.33 to Form S-4 and incorporated herein by reference).

10.34 Amendment to Interconnection Agreement relating to BellSouth loops dated March 12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.34 to Form S-4 and incorporated herein by reference).

10.35 Amendment to Interconnection Agreement relating to resale of BellSouth services dated March 12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35 to Form S-4 and incorporated herein by reference).

10.35.1 Third Amendment to Interconnection Agreement, dated March 12, 1997, by and between DeltaCom, Inc. and BellSouth
               Telecommunications, Inc. (filed as Exhibit 10.35.1 to Form S-4 and incorporated herein by reference).

10.35.2 Fourth Amendment to Interconnection Agreement, dated August 22, 1997, by and between DeltaCom, Inc. and BellSouth
               Telecommunications, Inc. (filed as Exhibit 10.35.2 to Form S-4 and incorporated herein by reference).

10.35.3 Amendment to Interconnection Agreement, dated October 3, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.3 to Form S-1 and incorporated herein by reference).

10.36 Master Equipment Lease Agreement dated October 30, 1995 between AT&T Systems Leasing Co. and DeltaCom, Inc. (filed as Exhibit
               10.36 to Form S-4 and incorporated herein by reference).

10.37 Network Products Purchase Agreement dated January 24, 1996, as amended through March 4, 1997, between DeltaCom, Inc. and Northern Telecom, Inc. (filed as Exhibit 10.37 to Form S-4 and incorporated herein by reference).

10.38 First Amendment to Product Attachment Carrier Network Products, dated May 20, 1997 (filed as Exhibit 10.38 to Form S-4 and incorporated herein by reference).

10.39 Agreement for Use of Optical Fiber System, Microwave Radio Tower Site and Associated Facilities dated January 2, 1996 between DeltaCom, Inc. and SCI Systems, Inc. (filed as Exhibit 10.39 to Form S-4 and incorporated herein by reference).

10.40 Collocate Agreement dated January 7, 1991 between Williams Telecommunications Services, Inc., and Southern Interexchange Facilities, Inc. (including consent for change of control) (filed as Exhibit 10.40 to Form S-4 and incorporated herein by reference).

10.41 Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA Communications, Inc., for switch location in Columbia, South Carolina (filed as Exhibit 10.41 to Form S-4 and incorporated herein by reference).

10.42 Lease Agreement dated January 1, 1996 between Brindlee Mountain Telephone Company and DeltaCom, Inc. for, among other purposes, switch location in Arab, Alabama (filed as Exhibit 10.42 to Form S-4 and incorporated herein by reference).

10.43 Promissory Note dated March 27, 1997 between ITC Holding Company, Inc. and SCANA Communications, Inc. (filed as Exhibit 10.43 to Form S-4 and incorporated herein by reference).

+   10.44      Agreement for the Provision of Telecommunications Services and
               Facilities, dated January 27, 1996, by and between Interstate
               FiberNet, Inc. and Carolinas FiberNet, LLC (filed as Exhibit
               10.44 to Form S-4 and incorporated herein by reference).

++  10.44.1    First Amendment to the Agreement for the Provision of
               Telecommunications Services and Facilities, dated as of September
               1, 1997, by and between Interstate FiberNet, Inc. and Carolinas
               FiberNet, LLC.

+   10.45      Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation (filed as Exhibit 10.45 to Form S-4 and incorporated herein by reference).

+   10.46      Fiber Optic Capacity Marketing and Operating Agreement, dated
               March 21, 1996, by and between Interstate FiberNet and Florida
               Power & Light Company (filed as Exhibit 10.46 to Form S-4 and incorporated herein by reference).

+   10.47      Addendum to Fiber Optic Capacity Marketing and Operating
               Agreement, dated July 10, 1997, by and between Interstate
               FiberNet and Florida Power & Light Company (filed as Exhibit
               10.47 to Form S-4 and incorporated herein by reference).

+   10.48      Master Service Agreement, dated May 6, 1996, by and between
               Interstate FiberNet and MCI Telecommunications Corporation (filed as Exhibit 10.48 to Form S-4 and incorporated herein by reference).

+   10.49      Telecommunications System Maintenance Agreement, dated as of
               January 26, 1995, by and between Interstate FiberNet and Sprint
               Communications Company L.P. (filed as Exhibit 10.49 to Form S-4 and incorporated herein by reference).

+   10.50      Sprint Communications Company Facilities and Services Agreement,
               dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. (filed as Exhibit 10.50 to
               Form S-4 and incorporated herein by reference).

+   10.51      Fiber Optic Facility Lease Agreement, dated as of January 31,
               1997, by and between Interstate FiberNet and Southern Telecom 1,
               Inc. (filed as Exhibit 10.51 to Form S-4 and incorporated herein by reference).

10.52 First Assignment and Assumption of Fiber Optic Facility Lease Agreement, dated February 1, 1997, by and between Interstate FiberNet and Gulf States FiberNet (filed as Exhibit 10.52 to Form S-4 and incorporated herein by reference).

+   10.53      Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company
               L.P. (filed as Exhibit 10.53 to Form S-4 and incorporated herein by reference).

10.54 Amendment to Telecommunications System Agreement, dated July 25, 1995, by and between Gulf States FiberNet and Sprint Communications Company L.P. (filed as Exhibit 10.54 to Form S-4 and incorporated herein by reference).

+   10.55      Amendment No. 2 to Telecommunications System Agreement, dated
               August 8, 1996, by and between Gulf States FiberNet and Sprint
               Communications Company L.P. (filed as Exhibit 10.55 to Form S-4 and incorporated herein by reference).

+   10.56      Assignment of the Telecommunications System Agreement, dated July
               25, 1995, between Interstate FiberNet, Gulf States FiberNet and
               Sprint Communications Company L.P. (filed as Exhibit 10.56 to
               Form S-4 and incorporated herein by reference).

+   10.57      Assignment of the Telecommunications System Agreement, dated
               February 27, 1997, between Sprint Communications Company L.P.,
               Gulf States FiberNet and Gulf States Transmission Systems, Inc.
               (filed as Exhibit 10.57 to Form S-4 and incorporated herein by reference).

10.58          Fixed Fee Agreement for Exchange of Use and Maintenance of Six
               (6) Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic Fibers, dated July 25, 1997, by and between Interstate FiberNet, Gulf States Transmission Systems, Inc. and ALLTEL Telephone Services Corporation. (filed as Exhibit 10.58 to Form S-4 and incorporated herein by reference).

+   10.59      MCI Carrier Agreement, effective August 1, 1995, by and between
               MCI Telecommunications Corporation and Associated Communications
               Companies of America (ACCA) (filed as Exhibit 10.59 to Form S-4 and incorporated herein by reference).

+   10.60      First Amendment to MCI Carrier Agreement, dated as of March 20,
               1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.60 to Form

               S-4 and incorporated herein by reference).

+   10.61      Third Amendment to MCI Carrier Agreement, dated as of August 1,
               1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.61 to Form S-4 and incorporated herein by reference).

10.62 Fourth Amendment to MCI Carrier Agreement dated as of May 1, 1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.62 to Form S-4 and incorporated herein by reference).

+   10.63      Fifth Amendment to MCI Carrier Agreement, dated as of April 10,
               1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.63 to Form S-4 and incorporated herein by reference).

+   10.64      Sixth Amendment to MCI Carrier Agreement, dated as of September
               11, 1996, by and between MCI Telecommunications Corporation and
               Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.64 to Form S-4 and incorporated herein by reference).

+   10.65      Seventh Amendment to MCI Carrier Agreement, dated as of August 1,
               1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.65 to Form S-4 and incorporated herein by reference).

+   10.66     Eighth Amendment to MCI Carrier Agreement, effective March 1,
               1997, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.66 to Form S-4 and incorporated herein by reference).

+   10.67      Ninth Amendment to MCI Carrier Agreement, dated as of May
               15, 1997, by and between MCI Telecommunications Corporation and
               Associated Communications Companies of America (ACCA) (filed as
               Exhibit 10.67 to Form S-4 and incorporated herein by reference).

10.68 Tenth Amendment to MCI Carrier Agreement, dated July 11, 1997, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as Exhibit
               10.68 to Form S-4 and incorporated herein by reference).

+   10.69      Switched Reseller Services Agreement, dated January 25,
               1994, by and between DeltaCom, Inc. and Allnet Communication
               Services, Inc. (filed as Exhibit 10.69 to Form S-4 and incorporated herein by reference).

+   10.70      WilTel, Inc. Carrier Digital Services Agreement, dated
               September 1, 1995, by and between WorldCom Network Services, Inc.
               D/b/a WilTel, Associated Communications Companies of America
               (ACCA) and the individual members of ACCA referenced therein
               (filed as Exhibit 10.70 to Form S-4 and incorporated herein by reference).

+   10.71      Amendment to WilTel, Inc. Carrier Digital Services Agreement,
               dated April 1, 1996, by and between WorldCom Network Services,
               Inc. d/b/a/ WilTel, Associated Communications Companies of
               America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit 10.71 to Form S-4 and incorporated herein by reference).

+   10.72      Amendment No. 2 to WilTel, Inc. Carrier Digital Services
               Agreement, dated June 1, 1996, by and between WorldCom Network
               Services, Inc. d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit 10.72 to Form S-4 and incorporated herein by reference).

+   10.73      Amendment No. 3 to WilTel, Inc. Carrier Digital Services
               Agreement, dated May 1, 1997, by and between WorldCom Network
               Services, Inc. d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit 10.73 to Form S-4 and incorporated herein by reference).

+   10.74      Marketing and Operating Agreement, dated as of October 6,
               1994, by and between Interstate FiberNet and DukeNet
               Communications, Inc. (filed as Exhibit 10.74 to Form S-4 and incorporated herein by reference).

+   10.75      Reseller Agreement, dated June 25, 1997, by and between
               DeltaCom, Inc. and Total Network Services, a division of Cable &
               Wireless, Inc. (filed as Exhibit 10.75 to Form S-4 and incorporated herein by reference).

10.76 Sublease Agreement, dated as of January 1, 1995, by and between ITC Holding Company, Inc. and ITC Transmission Systems, Inc. (filed as Exhibit 10.76 to Form S-4 and incorporated herein by reference).

10.77.1 $100,000,000 Credit Agreement, dated as of September 17, 1997, among Interstate FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (the "IFN Credit Agreement") (filed as Exhibit 10.77 to Form S-4 and incorporated herein by reference).

10.77.2 First Amendment to Credit Agreement, dated as of October 20, 1997, among Interstate FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (filed as Exhibit 10.77.2 to Form S-1 and incorporated herein by reference).

10.77.3 First Amended and Restated Credit Agreement, dated as of February 24, 1998, among Interstate FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein.

10.78.1 $8,750,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.78.1 to Form S-4 and incorporated herein by reference).

10.78.2 $3,750,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Amsouth Bank (filed as Exhibit 10.78.2 to Form S-4 and incorporated herein by reference).

10.78.3 $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.78.3 to Form S-4 and incorporated herein by reference).

10.78.4 $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.78.4 to Form S-4 and incorporated herein by reference).

10.78.5 $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of State Street Bank and Trust Company (filed as Exhibit 10.78.5 to Form S-4 and incorporated herein by reference).

10.78.6 $7,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Corestates Bank, N.A. (filed as Exhibit 10.78.6 to Form S-4 and incorporated herein by reference).

10.78.7 $2,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of First Union National Bank (filed as Exhibit 10.78.7 to Form S-4 and incorporated herein by reference).

10.78.8 $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Regions Bank (filed as Exhibit 10.78.8 to Form S-4 and incorporated herein by reference).

10.78.9 $7,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Toronto Dominion (Texas), Inc. (filed as Exhibit 10.78.9 to Form S-4 and incorporated herein by reference).

10.79.1 $8,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.79.1 to Form S-4 and incorporated herein by reference).

10.79.2 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.79.2 to Form S-4 and incorporated herein by reference).

10.79.3 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.79.3 to Form S-4 and incorporated herein by reference).

10.79.4 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of State Street Bank and Trust Company (filed as Exhibit 10.79.4 to Form S-4 and incorporated herein by reference).

10.79.5 $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Corestates Bank, N.A. (filed as Exhibit 10.79.5 to Form S-4 and incorporated herein by reference).

10.79.6 $2,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of First Union National Bank (filed as Exhibit 10.79.6 to Form S-4 and incorporated herein by reference)

10.79.7 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Regions Bank (filed as Exhibit 10.79.7 to Form S-4 and incorporated herein by reference).

10.79.8 $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Toronto Dominion (Texas), Inc. (filed as Exhibit 10.79.8 to Form S-4 and incorporated herein by reference).

10.79.9 $3,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Amsouth Bank (filed as Exhibit 10.79.9 to Form S-4 and incorporated herein by reference).

10.80.1 Security Agreement, dated as of September 17, 1997, made by Interstate FiberNet, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.1 to Form S-4 and incorporated herein by reference).

10.80.2 Security Agreement, dated as of September 17, 1997, made by DeltaCom, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.2 to Form S-4 and incorporated herein by reference).

10.80.3 Security Agreement, dated as of September 17, 1997, made by Gulf States Transmission Systems, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.3 to Form S-4 and incorporated herein by reference).

10.81 Placement Agreement, dated as of May 29, 1997, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Capital Markets Corp. and NationsBanc Capital Markets, Inc. (filed as Exhibit 1.1 to Form S-4 and incorporated herein by reference).

10.82.1        Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc.
               and United States Trust Company of New York, as Trustee, relating to the 11% Senior Notes due 2007 of ITC/\DeltaCom, Inc. (filed as
               Exhibit 4.1 to Form S-4 and incorporated herein by reference).

10.82.2 Supplemental Indenture, dated as of October 17, 1997, between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee (filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference).

10.83 Registration Rights Agreement, dated June 3, 1997, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Merrill Lynch & Co., First Union Capital Markets Corp. and NationsBanc Capital Markets, Inc. (filed as Exhibit 4.2 to Form S-4 and incorporated herein by reference).

10.84 Pledge and Security Agreement dated as of June 3, 1997 from ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New York as Trustee (filed as Exhibit 4.3 to Form S-4 and incorporated herein by reference).

10.85          Form of Exchange Note (contained in Indenture filed as Exhibit
               10.82).

10.86          Assignment and Contribution Agreement Pursuant to Pledge and
               Security

               Agreement dated as of July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States Trust Company of New York, as Trustee filed herewith (filed as Exhibit 4.5 to Form S-4 and incorporated herein by reference).

+   10.87      MCI Carrier Agreement, effective September 1, 1997, by and between MCI Telecommunications Corporation and Associated
               Communications Companies of America (ACCA) (filed as Exhibit
               10.87 to Form S-1 and incorporated herein by reference).

++  10.87.1    First Amendment to the MCI Carrier Agreement, dated as of
               November 21, 1997, by and between MCI Telecommunications
               Corporation and Associated Communication Companies of America
               (ACCA).

10.88          ITC/\DeltaCom, Inc. 1997 Stock Option Plan (filed as Exhibit
               10.88 to Form S-1 and incorporated herein by reference).

10.89          ITC/\DeltaCom, Inc. 1997 Director Stock Option Plan (filed as
               Exhibit 10.89 to Form S-1 and incorporated herein by reference).

10.90 ITC Holding Company, Inc. Amended and Restated Stock Option Plan (filed as Exhibit 10.90 to Form S-1 and incorporated herein by reference).

10.91 ITC Holding Company, Inc. Nonemployee Director Stock Option Plan (filed as Exhibit 10.91 to Form S-1 and incorporated herein by reference).

10.92          Description of ITC/\DeltaCom, Inc. Bonus Plan (filed as Exhibit
               10.92 to Form S-1 and incorporated herein by reference).

10.93 Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and its Directors and Certain Officers (filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference).

10.94 Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. (filed as
               Exhibit 10.94 to Form S-1 and incorporated herein by reference).

10.95 First Amendment to Sale and Purchase Agreement. Among SCANA Corporation, SCANA Communications, Inc., and ITC Holding Company, Inc., dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom, Inc. (filed as Exhibit 10.95 to Form S-1 and incorporated herein by reference).

12.1           Statement regarding Computation of Ratios.

21.1           Subsidiaries of ITC/\DeltaCom, Inc.

23.1           Consent of Arthur Andersen LLP.

27.1           Financial Data Schedule for the year ended December 31, 1997.

-----------------

+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

++ Confidential treatment has been requested for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.