Form 10-Q
period 1998-03-31
ITC DELTACOM INC
filed 1998-05-15
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number  0-23253

                              ITC/\DELTACOM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       58-2301135
-------------------------------                    ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                     Identification Number)


1241 O.G. Skinner Drive, West Point, GA                     31833
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (706) 645-3880
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No X
                                       ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Outstanding at May 13, 1998
                                     ---------------------------

Common Stock at $.01 par value               25,456,037 Shares

                         PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                MARCH 31,               DECEMBER 31,
                                                                  1998                     1997
                                                               ----------               ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                     $236,741,779               $ 94,373,610
Restricted assets                                               22,000,000                 22,000,000
Accounts receivable:
 Customer, net of allowance for uncollectible accounts of
 $1,110,500 and $1,060,842 in 1998 and 1997, respectively       22,698,039                 21,439,365
 Affiliate                                                       2,702,079                  2,011,822
Inventory                                                        1,508,967                  1,018,212
Prepaid expenses                                                 1,216,112                    534,909
Federal income tax receivable from ITC Holding                   2,075,297                  2,448,297
Deferred income taxes                                              636,680                    589,799
                                                              ------------               ------------
  Total current assets                                         289,578,953                144,416,014
                                                              ------------               ------------
PROPERTY, PLANT AND EQUIPMENT, NET                             158,822,692                141,534,626

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
 $4,196,838 and $3,634,152 in 1998 and 1997, respectively       60,814,605                 61,347,786
Restricted assets                                               29,432,845                 28,495,831
Other long-term assets                                          12,090,090                 10,310,220
                                                              ------------               ------------
     Total assets                                             $550,739,185               $386,104,477
                                                              ============               ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997


                                             MARCH 31,            DECEMBER 31,
                                                1998                1997
                                           ---------------        -----------
                                            (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
 Trade                                        $ 11,343,855        $  7,714,878
 Construction                                    7,755,376           6,770,923
 Affiliate                                               0             534,461
Accrued interest                                 8,529,465           1,867,208
Accrued compensation                             1,078,501           1,875,663
Unearned revenue                                 5,628,838           4,778,819
Other accrued liabilities                       15,034,594           3,516,510
Current portion of long-term debt and
 capital lease obligations                         893,255             912,037
                                              ------------        ------------
          Total current liabilities             50,263,884          27,970,499
                                              ------------        ------------

LONG-TERM LIABILITIES:
Deferred income taxes                            1,926,749           6,890,952
Long-term debt and capital leases              362,664,062         202,977,499
                                              ------------        ------------
          Total long-term liabilities          364,590,811         209,868,451
                                              ------------        ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value;
 $7.40 liquidation preference; 5,000,000
 shares authorized, 1,480,771
 shares issued and outstanding                     14,808              14,808
Common Stock, $.01 par value; 90,000,000
 shares authorized; 25,372,502 and
 24,817,556 shares issued and outstanding
 in 1998 and 1997, respectively                    253,725             248,176
Additional paid-in-capital                     163,696,150         163,011,879
Accumulated deficit                            (28,080,193)        (15,009,336)
                                             -------------        ------------

  Total stockholders' equity                   135,884,490         148,265,527
                                             -------------        ------------

  Total liabilities and stockholders'
    equity                                   $ 550,739,185        $386,104,477
                                             =============        ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------
                                                               1998            1997
                                                          --------------  --------------

Operating revenues                                          $36,694,502     $25,422,578
Cost of services                                             16,873,541      12,197,321
                                                            -----------     -----------

Gross margin                                                 19,820,961      13,225,257
                                                            -----------     -----------

Operating expenses:
     Selling, operations, and administration                 13,566,958       7,888,844
     Depreciation and amortization                            6,320,701       3,842,689
                                                            -----------     -----------

    Total operating expenses                                 19,887,659      11,731,533
                                                            -----------     -----------

Operating (loss) income                                         (66,698)      1,493,724
                                                            -----------     -----------

Other income (expense):
    Interest expense                                         (7,498,422)     (3,467,314)
    Interest and other income                                 2,833,680          24,497
    Other expense                                            (2,290,814)              0
                                                            -----------     -----------

    Total other income (expense)                             (6,955,556)     (3,442,817)
                                                            -----------     -----------

Loss before income taxes, preacquisition loss and
    extraordinary item                                       (7,022,254)     (1,949,093)
Income tax benefit                                            2,387,567         575,528
                                                            -----------     -----------

Loss before preacquisition loss and extraordinary item       (4,634,687)     (1,373,565)
Preacquisition loss                                                   0          74,132
                                                            -----------     -----------

Loss before extraordinary item                               (4,634,687)     (1,299,433)
Extraordinary item-loss on extinguishment of debt (less
     related income tax benefit of $2,133,154)               (8,436,170)              0
                                                            -----------     -----------

Net loss                                                   $(13,070,857)    $(1,299,433)
                                                           ============     ===========

Basic and diluted net loss per share:
    Before extraordinary item                               $     (0.18)    $     (0.07)
    Extraordinary item                                            (0.34)          (0.00)
                                                            -----------     -----------
    Net loss                                                $     (0.52)    $     (0.07)
                                                            ===========     ===========

Basic weighted average common shares outstanding             25,095,029      19,053,675
Diluted weighted average common shares outstanding           25,095,029      19,101,926

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                   1998           1997
                                                              --------------  ------------
Cash flows from operating activities:
 Net loss                                                       $(13,070,857)  $(1,299,433)
                                                                ------------   -----------
 Adjustments to reconcile net loss to net cash
 provided by operating activities:
     Depreciation and amortization                                 6,320,701     3,842,689
     Amortization of bond issue costs                                359,365       878,056
     Deferred income taxes                                        (5,011,084)     (224,009)
     Preacquisition loss                                                   0       (74,132)
     Extraordinary item-loss on extinguishment of debt            10,569,324             0
     Other                                                                 0        16,899
Changes in current operating assets and liabilities:
     Accounts receivable, net                                     (1,948,931)   (1,803,880)
     Inventory                                                      (490,755)     (132,654)
     Prepaid expenses                                               (681,203)     (422,389)
     Income tax receivable from ITC Holding                          373,000       149,610
     Accounts payable                                              2,748,814      (994,506)
     Accrued interest                                              6,662,257     1,590,195
     Unearned revenue                                                850,019     1,607,340
     Accrued compensation and other accrued liabilities            3,020,916       614,441
                                                                 -----------   -----------
          Total adjustments                                       22,772,423     5,047,660
                                                                ------------   -----------
          Net cash provided by operating activities                9,701,566     3,748,227
                                                                ------------   -----------
Cash flows from investing activities:
    Capital expenditures                                         (23,025,659)   (4,250,082)
    Change in accrued construction costs                             984,453       458,764
    Change in restricted assets                                     (937,014)            0
    Purchase of Gulf States FiberNet, net of cash received                 0       574,600
    Other                                                             12,340             0
                                                                ------------   -----------
          Net cash used in investing activities                  (22,965,880)   (3,216,718)
                                                                ------------   -----------
Cash flows from financing activities:
    Proceeds from issuance of 8-7/8% Senior Notes,
     net of issuance costs                                       155,170,450             0
    Proceeds from issuance of stock options                          653,616             0
    Proceeds from advance from ITC Holding                                 0       287,159
    Repayment of advance from ITC Holding                                  0       (48,329)
    Capital contributions from ITC Holding, net                            0      (624,465)
    Other                                                           (191,583)            0
                                                                ------------   -----------
          Net cash provided by (used in) financing activities    155,632,483      (385,635)
                                                                ------------   -----------
Increase in cash and cash equivalents                            142,368,169       145,874
Cash and cash equivalents at beginning of period                  94,373,610     1,301,415
                                                                ------------   -----------
Cash and cash equivalents at end of period                      $236,741,779   $ 1,447,289
                                                                ============   ===========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


SUPPLEMENTAL CASH FLOW DISCLOSURES:

                                                           THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------
                                                              1998            1997
                                                          -------------  ---------------

Cash paid for interest                                       $ 379,532      $    23,033
                                                             =========      ===========

Cash refunds received for income taxes,
 net of payments                                             $(146,155)     $  (621,319)
                                                             =========      ===========

NONCASH TRANSACTIONS:

Equity portion of acquisition of 64% interest
  in Gulf States FiberNet and Georgia Fiber Assets           $       0      $17,896,665
                                                             =========      ===========

Assumption of long-term debt related to acquisition of
  Georgia Fiber Assets                                       $       0      $ 9,964,091
                                                             =========      ===========



 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

     ORGANIZATION

     Interstate FiberNet, Inc. (formerly ITC Transmission Systems, Inc.) ("FiberNet"), ITC Transmission Systems II, Inc. ("Transmission II"), Gulf States Transmission Systems, Inc. ("GSTS"), and Eastern Telecom, Inc., d.b.a. InterQuest, ("InterQuest") (collectively the "Fiber Companies"), as well as ITC/\DeltaCom Communications, Inc. (formerly DeltaCom, Inc.) ("DeltaCom"), were wholly owned subsidiaries of ITC Holding Company, Inc. ("ITC Holding"). ITC/\DeltaCom, Inc. (the "Company") was incorporated on March 24, 1997 under the laws of the State of Delaware, as a wholly owned subsidiary of ITC Holding, to acquire and operate the Fiber Companies and DeltaCom. Upon receipt of certain regulatory approvals and certain other consents on July 25, 1997, ITC Holding completed the reorganization of such subsidiaries (the "Reorganization"), as follows:

 .  InterQuest and Transmission II were merged with and into FiberNet.
 .  ITC Holding contributed to the Company all of the outstanding capital stock of FiberNet, DeltaCom and GSTS.
 . The Company contributed to FiberNet all of the outstanding capital stock of DeltaCom and GSTS.

     GSTS held a 36% ownership in and was the managing partner of Gulf States FiberNet ("Gulf States"), a Georgia general partnership. On March 27, 1997, ITC Holding purchased the remaining 64% interest in Gulf States (the "Gulf States Acquisition") and contributed this interest to GSTS as part of the Reorganization. On December 29, 1997, GSTS was merged with and into FiberNet.

     Effective October 20, 1997, as part of a further reorganization of ITC Holding, ITC Holding transferred all of its assets, other than stock in the Company, and all of its liabilities to another entity and then merged with and into the Company. The Company was the surviving corporation in the Merger.

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

     BASIS OF PRESENTATION

     The accompanying consolidated financial statements are unaudited and have been prepared by Company management in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included, and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 30, 1998 (File No. 0-23252).

     The comparability of the three-month periods ended March 31, 1998 and March 31, 1997 has been affected by the Gulf States Acquisition (as further discussed in Note 2, below). The unaudited, consolidated financial statements for the three months ended March 31, 1997 reflect the total revenues and expenses from

January 1, 1997, attributable to Gulf States FiberNet with the preacquisition losses attributable to the previous owner deducted to determine consolidated net loss.

     Net Loss Per Share

     The Company adopted Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 31, 1997. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Pursuant to the Commission Staff Accounting Bulletin No. 98, for periods prior to the Company's initial public offering, basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and, nominal issuances of common stock and common stock equivalents, regardless of whether they are antidilutive. For the three-month period ended March 31, 1997, 48,251 stock options are included in the computation of diluted net loss per share.

     For periods subsequent to the Company's initial public offering, the effect of the Company's potential common stock equivalents was not included in the computation of diluted net loss per share as their effect is antidilutive.

2. ACQUISITION OF MAJORITY INTEREST OF GULF STATES FIBERNET AND GEORGIA FIBER ASSETS

     On March 27, 1997, ITC Holding purchased the remaining 64% partnership interest in Gulf States FiberNet and certain assets, including a significant long term customer contract (the "Georgia Fiber Assets"), for approximately $28 million, plus certain contingent consideration. The purchase price included 588,411 shares of ITC Holding's Series A Convertible Preferred Stock valued at approximately $17.9 million and an unsecured purchase money note for approximately $10 million. The purchase price was allocated as follows: $17 million to the 64% interest in Gulf States and $10.9 million to the Georgia Fiber Assets. The note, bearing interest at 11%, was payable in ten semi-annual principal payments of approximately $1 million plus accrued interest, beginning September 30, 1997. The contingent consideration was due no later than April 30, 1998, at which time the Company was obligated to deliver additional preferred stock equal to 35.7% of 64% multiplied by 6, multiplied by the amount, if any, by which the earnings before interest, taxes, depreciation, and amortization of Gulf States for the year ended December 31, 1997 exceeded $11,265,696. In October 1997, ITC Holding issued 56,742 shares of its Series A Convertible Preferred Stock in connection with this earn-out provision. The 645,153 shares of ITC Holding Series A Preferred Stock issued in conjunction with this acquisition were converted into 1,480,771 of the Company's Preferred Stock in connection with the merger. The Company recorded goodwill totaling approximately $7.5 million in connection with this acquisition. No further payments under the contingent consideration provision were made.

     Upon closing of these acquisitions, ITC Holding contributed the 64% ownership interest in Gulf States to GSTS and the Georgia Fiber Assets to FiberNet. The Gulf States partnership has been dissolved. The purchase money note was repaid in full in November 1997.


3.  NONRECURRING CHARGES

     On March 3, 1998, the Company announced its intention to redeem $70 million principal amount of its 11% Senior Notes due 2007 (the "11% Senior Notes"), at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest. The Company accrued a pre-tax extraordinary loss of approximately $10.6 million (approximately $8.4 million after tax), recognizing a $7.7 million premium and a $2.9 million write off of debt issue costs related to the early redemption of this debt. Additionally, as a result of the receipt by the Company of the proceeds of the 1998 Senior Note Offering (as defined in Note 4, below), the Company's interest rate swap agreement no longer may be accounted for as a hedge of an anticipated transaction, but rather must be treated as a trading security. This change in classification required the Company to record the payable related to the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the 1998 Senior Note Offering. The loss, charged against earnings, was approximately $2.5 million. The interest rate swap agreement was marked to market at March 31, 1998, resulting in income of approximately $200,000.

4.  OFFERING OF 8 7/8% SENIOR NOTES

     On March 3, 1998, the Company issued $160 million principal amount of 8-7/8% Senior Notes (the "8-7/8% Senior Notes") due 2008, at a price of 99.9% ("the 1998 Senior Note Offering"), yielding net proceeds of approximately $155 million. The Company is using these proceeds (i) to replace portions of the proceeds from the Company's initial public offering in October 1997, which the Company used in April 1998 to redeem $70 million of its 11% Senior Notes at a redemption price of 111% (as discussed in Note 3, above), (ii) to fund continued market and fiber optic expansion and (iii) to replace funds that would have otherwise been available under the Company's secured credit facility, which has been modified to, among other things, reduce available borrowings thereunder from $100 million to $50 million.


5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations at March 31, 1998 and December 31, 1997 consisted of the following (in thousands):


                                                        March 31,   December 31,
                                                           1998         1997
                                                        ----------  ------------
11% Senior Notes                                         $200,000       $200,000

8-7/8% Senior Notes                                       159,841              0

Capital lease obligations at varying interest rates,
maturing through June 2006                                  3,076          3,249

Other                                                         640            640
                                                         --------       --------

Total long-term debt and capital leases                   363,557        203,889
Less current maturities                                      (893)          (912)
                                                         --------       --------

Total                                                    $362,664       $202,977
                                                         ========       ========

     In connection with the 1998 Senior Note Offering, the Company modified its Credit Agreement to reduce the available credit to $50 million and to amend and/or delete various covenants.

6.   COMMITMENTS AND CONTINGENCIES

     At March 31, 1998, the Company had entered into agreements with vendors to purchase approximately $23.5 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

7.   ACQUISITION

     On March 18, 1998, the Company announced the signing of a definitive agreement to acquire certain assets and liabilities of IT Group Communications Company, a Jackson, Mississippi-based long distance carrier. The Company expects to issue approximately 110,000 shares of common stock and assume liabilities of approximately $1.0 million to consummate the transaction. This transaction is expected to close in the second quarter of 1998.

8.   SUBSEQUENT EVENT

      On April 2, 1998, the Company redeemed $70 million of the 11% Senior Notes at a redemption price of 111% plus accrued interest (as discussed in Note 3, above).

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. In addition, members of the Company's senior management may, from time to time, make certain forward-looking statements concerning the Company's operations, performance and other developments. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors. The following analysis should be read in conjunction with the Annual Report on Form 10-K and financial statements and the notes thereto appearing elsewhere in this report. The Company has included EBITDA data in the following analysis because it is a measure commonly used in the Company's industry. EBITDA represents earnings before extraordinary item, net interest, other income and expense, preacquisition loss, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

     See the notes to the unaudited, consolidated financial statements appearing elsewhere in this report for definitions of certain terms used in the following analysis.


HISTORICAL RESULTS OF OPERATIONS

     The following tables set forth certain historical data for the three-month periods ended March 31, 1998 and 1997 for the Carriers' Carrier Services business and the Retail Services business.


                                   CARRIERS' CARRIER SERVICES
                                       Three Months Ended
                                             March 31,
                                1998      %        1997       %
                             ----------- ----    ----------  ---

Revenues                     $11,111,940  100%   $5,884,055  100%
Cost of services               1,211,401   11%      904,073   15%
                             -----------  ---    ----------  ---
Gross margin                   9,900,539   89%    4,979,982   85%
                             -----------  ---    ----------  ---

Operating expenses:
  Selling, operations
    and administrative         3,512,316   31%    1,724,415   29%
  Depreciation and
   amortization                4,106,517   37%    2,355,550   40%
                             -----------  ---   -----------  ---

Total operating expenses       7,618,833   68%    4,079,965   69%
                             -----------  ---   -----------  ---

Operating income             $ 2,281,706   21%  $   900,017   16%
                             ===========  ===   ===========  ===


                                        RETAIL SERVICES
                                       Three Months Ended
                                            March 31,
                                1998      %        1997       %
                             ----------- ----    ----------  ---

Revenues                     $25,582,562  100%  $19,538,523  100%
Cost of services              15,662,140   61%   11,293,248   58%
                             -----------  ---   -----------  ---
Gross margin                   9,920,422   39%    8,245,275   42%
                             -----------  ---   -----------  ---

Operating expenses:
 Selling, operations
  and administrative          10,054,642   39%    6,164,429   31%
 Depreciation and
  amortization                 2,193,760    9%    1,487,139    8%
                             -----------  ---   -----------  ---

Total operating expenses      12,248,402   48%    7,651,568   39%
                             -----------  ---   -----------  ---

Operating (loss) income     $ (2,327,980)  (9)% $   593,707    3%
                            ============  ===   ===========  ===


Revenues

     Total revenue increased $11.3 million (44.5%), from $25.4 million for the three months ended March 31, 1997 to $36.7 million for the three months ended March 31, 1998. Revenues from Retail Services increased $6.1 million (31.3%), from $19.5 million for the three months ended March 31, 1997 to $25.6 million for the three months ended March 31, 1998. This increase was attributable to an increase in the number of business customers, from 6,000 as of March 31, 1997 to over 8,100 as of March 31, 1998, continued geographic and product expansion, growth in long distance minutes of use, growth in local lines in service, and stability in the rate of revenue loss from lost customers from period to period. The Company expects the revenue per customer in its Retail Services segment to continue to increase as existing and new customers purchase multiple products from the Company. Revenues from Carriers' Carrier Services increased $5.2 million (88.1%), from $5.9 million for the three months ended March 31, 1997 to $11.1 million for the three months ended
March 31, 1998. The driving factors behind the increase in revenue for the Carriers' Carrier segment include the continued increasing demand for bandwidth and continued route expansions in both owned routes and the managed, monitored, and marketed routes.

     Pursuant to its interconnection agreement (the "Interconnection Agreement") with BellSouth Telecommunications, Inc. ("BellSouth"), the Company began billing BellSouth during the first three months of 1998 for reciprocal interconnection charges related to the provision by the Company of facilities-based local exchange services. The majority of such charges are attributable to call terminations by the Company to customers that are Internet service providers. BellSouth has stated that it views termination to such Internet service providers as not included under the reciprocal charge arrangements set forth in the Interconnection Agreement, and is expected to refuse to pay compensation for such terminations either to the Company or to other CLECs operating under similar interconnection agreements. This same issue is a matter of dispute between incumbent local exchange carriers ("ILECs") and CLECs across the country. For the three months ended March 31, 1998, such charges to BellSouth amounted to approximately $780,000, none of which have been paid. The Company believes that its position is supported by the terms of the Interconnection Agreement, as do other CLECs who are strongly contesting ILEC refusals to pay compensation in these circumstances. Many regulatory authorities who have addressed the issue have ruled in favor of CLECs, but the issue generally remains under appeal in those circumstances. Most of the state regulatory authorities in the Company's markets have not yet formally ruled on this issue. In view of BellSouth's stated position with respect to such charges, and the fact that the ultimate outcome of this controversy before the state regulatory authorities and in the courts is uncertain, the Company did not record any revenue for these charges during the three months ended March 31, 1998, and reserved directly against the amounts billed to BellSouth. Although the provision of facilities-based local services involves high fixed costs, associated variable costs are generally low. Consequently, a resolution of the controversy with respect to payment of such charges by BellSouth in favor of the Company could have a positive impact on both gross margin and EBITDA for the remainder of 1998. Assuming current levels of such local minutes continue or increase, the Company expects such charges to BellSouth to be at least $1.0 million during each of the three remaining quarters of 1998. The Interconnection Agreement expires on July 1, 1999, and by its terms, provides the parties are to begin to negotiate renewal terms by July 1, 1998. Such negotiations have not begun, and there can be no assurance that the Interconnection Agreement will be renewed on the same terms with respect to the disputed charges, or at all. Therefore, even if the controversy regarding such charges is resolved in favor of the Company under the current Interconnection Agreement, there can be no assurance that any positive effect on the Company's financial position will continue beyond July 1, 1999.

Cost of Services

     Total cost of services increased $4.7 million, from $12.2 million for the three months ended March 31, 1997 to $16.9 million for the three months ended March 31, 1998. Cost of services for Retail Services operations increased $4.4 million, from $11.3 million for the three months ended March 31, 1997 to $15.7 million for the three months ended March 31, 1998. Cost of services for Carriers' Carrier operations increased $0.3 million, from $0.9 million for the three months ended March 31, 1997 to $1.2 million for the three months ended March 31, 1998. The cost of services as a percentage of revenue for Retail Services operations increased to 61% for the three months ended March 31, 1998 compared to 58% for the three months ended March 31, 1997. Cost of services for the Retail Services segment increased primarily due to the expansion of local services and other retail services, which have a lower margin, as well as the geographical expansion of facilities for the provision of such services. The cost of services as a percentage of revenue for Carriers' Carrier operations decreased to 11% for the three months ended March 31, 1998 compared to 15% for the three months ended March 31, 1997. Cost of services as a percentage of revenue for the Carriers' Carrier segment decreased because the cost of services are primarily fixed costs and any incremental revenue has a favorable impact on gross margins. Effective April 13, 1998, the Company accepted the fibers under a long term dark fiber operating lease for a route from Dallas to Longview, Texas. This lease will increase the cost of services, which will have a direct negative impact on gross margin. The Company anticipates this negative effect to be offset as customers are added on this route.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $5.7 million, from $7.9 million (31% as a percentage of revenue) for the three months ended March 31, 1997 to $13.6 million (37% as a percentage of revenue) for the three months ended March 31, 1998. Selling, operations and administration expense attributable to Retail Services increased $3.9 million, from $6.2 million (32% as a percentage of revenue) for the three months ended March 31, 1997 to $10.1 million (39% as a percentage of revenue) for the three months ended March 31, 1998. The increase in selling, operations and administration expense as a percentage of revenue for the Retail Services segment is related to continued geographic expansion and introduction of new services, primarily local services. Selling, operations and administration expense attributable to the Carriers' Carrier segment increased $1.8 million, from $1.7 million (29% as a percentage of revenue) for the three months ended March 31, 1997 to $3.5 million (32% as a percentage of revenue) for the three months ended March 31, 1998. The increase in selling, operations, and administration expense for the Carrier's Carrier segment was primarily due to additions of personnel resulting from the geographic expansion of the Company network. Selling, operations, and administration expense is generally expected to continue to increase as a percentage of revenue through at least the end of 1998 due to the continued expansion of the Retail Services segment. The Company currently anticipates that, by early 1999, when it expects to have substantially completed this expansion, selling, operations and administration expense as a percentage of revenue will begin to decline.

Depreciation and Amortization

     Total depreciation and amortization increased $2.5 million, from $3.8 million for the three months ended March 31, 1997 to $6.3 million for the three months ended March 31, 1998. Retail Services accounted for $0.7 million of the increase, which was primarily related to installation of new central office equipment. Carriers' Carrier Services operations accounted for $1.8 million of the increase, which was primarily due to the continued expansion of the fiber optic network operations. The Company expects depreciation and amortization expense to continue to increase through the remainder of 1998 as new facilities are added and the fiber optic network is expanded.

Interest Expense

     Total interest expense increased $4.0 million, from $3.5 million for the three months ended March 31, 1997 to $7.5 million for the three months ended March 31, 1998. The increase in interest expense is due primarily to interest on the 11% Senior Notes and the 8-7/8% Senior Notes issued by the Company.

Interest Income

     Total interest income increased from $25,000 for the three months ended March 31, 1997 to $2.8 million for the three months ended March 31, 1998, as a result of the investment of excess cash balances.

Other Expenses

     The Company changed the accounting for its interest rate swap agreement as a hedge of an anticipated transaction to a trading security resulting in a loss charged against earnings of approximately $2.3 million, net.

Extraordinary Loss

     The Company accrued a pre-tax extraordinary loss of $10.6 million ($8.4 million after tax), related to the redemption on April 2, 1998 of $70 million of the 11% Senior Notes consisting of a $7.7 million redemption premium and a $2.9 million write-off of related debt issuance costs.

EBITDA

     EBITDA increased $1.0 million, from $5.3 million for the three months ended March 31, 1997 to $6.3 million for the three months ended March 31, 1998.
EBITDA attributable to Carriers' Carrier Services increased $3.1 million during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. EBITDA attributable to Retail Services for the three months ended March 31, 1998 was $(100,000) compared to $2.1 million for the three months ended March 31, 1997. EBITDA attributable to Retail Services decreased from 11% of revenues for the three months ended March 31, 1997 to (0.5)% of revenues for the three months ended March 31, 1998, primarily due to building the infrastructure to support future revenue including increased costs associated with the expansion of new branch offices and employment of additional support personnel to position this segment for growth and expansion. The Company expects EBITDA for Retail Services to continue to decline through at least the remainder of 1998 as the Company continues to position itself for future operations and revenue growth through building additional infrastructure.


LIQUIDITY AND CAPITAL RESOURCES

     The Company generated net cash from operating activities of $9.7 million and $3.7 million for the three months ended March 31, 1998 and 1997, respectively. The components of cash flow from operations (consisting of net loss adjusted for depreciation, amortization, deferred income taxes, preacquisition loss, extraordinary item-loss on extinguishment of debt and other) totaled $(800,000) and $3.1 million for the three months ended March 31, 1998 and 1997, respectively. Changes in working capital were $10.5 million and $(600,000) for the three months ended March 31, 1998 and 1997, respectively. The change for the three months ended March 31, 1998 resulted primarily from an increase in accrued interest, accounts payable, unearned revenue, and other accrued liabilities, partially offset by an increase in accounts receivable and prepaid expenses. For the three months ended March 31, 1997, such changes were primarily due to increases in unearned revenue and accrued liabilities, offset by increases in accounts receivable and prepaid expenses and decreases in accounts payable.

     Cash used in investing activities was $23.0 million and $3.2 million for the three months ended March 31, 1998 and 1997, respectively. The Company made capital expenditures of $22.0 million and $3.8 million for the three months ended March 31, 1998 and 1997, respectively. Of the capital expenditures made during the three months ended March 31, 1998, $13.0 million related to Retail Services and $9.0 million related to Carriers' Carrier Services. Of the $3.8 million of capital expenditures made during the three months March 31, 1997, $2.0 million related to Retail Services and $1.8 million related to Carriers' Carrier Services. The significant increase in cash used in investing activities is indicative of the Company's commitment to expand its existing network and facilities as it implements its business plan. Cash flows used for investing activities during the second, third and fourth quarters of 1998 are expected to be much higher than the corresponding quarters of 1997 as the Company continues to expand its operations.

     Cash provided by (used in) financing activities was $155.6 million and $(400,000) for the three months ended March 31, 1998 and 1997, respectively. Net cash provided by financing activities for the three months ended March 31, 1998 consisted primarily of net proceeds of $155.2 million from the sale of the 8-7/8% Senior Notes.

     The Company is using the net proceeds from the sale of the 8-7/8% Senior Notes (i) to replace portions of the proceeds from the Company's initial public offering in October 1997, which the Company used in April 1998 to redeem $70 million of its 11% Senior Notes, at a redemption price of 111%, (ii) to fund continued market and fiber optic network expansion, and (iii) to replace funds that would have otherwise been available under the Company's secured credit facility, which has been modified to, among other things, reduce available borrowings thereunder from $100 million to $50 million.

     On March 18, 1998, the Company announced the signing of a definitive agreement to acquire certain assets and liabilities of IT Group Communications Company, a Jackson, Mississippi-based long distance carrier. The Company expects to issue approximately 110,000 shares of common stock and assume liabilities of approximately $1.0 million to consummate the transaction. Through this transaction, which is currently expected to close in the second quarter of 1998, the Company expects to acquire approximately 900 customers, predominantly located in Mississippi, and an important network point of presence in Jackson, Mississippi.

     At March 31, 1998, the Company had entered into agreements with vendors to purchase approximately $23.5 million of equipment and services, and, for the three months ended March 31, 1998, had made capital expenditures of $22.0 million. The Company currently estimates that its aggregate capital requirements will total approximately $160.0 million in 1998 and 1999, of which a total of approximately $105.0 million is expected to be incurred in 1998 (inclusive of the $23.5 million in commitments as of March 31, 1998) and approximately $55.0 million is expected to be incurred in 1999. The Company expects to make substantial capital expenditures thereafter. Capital expenditures will be primarily for the following: (i) addition of facilities-based local telephone service to its bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment; (ii) market expansion; (iii) continued development and construction of its fiber optic network (including transmission equipment); and (iv) infrastructure enhancements, principally for information systems. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry.

     The Company may require additional capital to fund its growth, as well as to fund continued operating losses and working capital. The Company believes that cash on hand, cash flow from operations and available borrowings under the Company's secured revolving credit facility (the "Credit Facility"), will provide sufficient funds to enable the Company to expand its business as currently planned through the maturity of the Credit Facility in 2003, after which the Company will need to seek additional financing to fund capital expenditures and working capital. Because the Credit Facility will mature in 2003, the Company may not have a ready source of liquidity after the maturity of the Credit Facility in 2003. In the event that the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund the Company's currently planned growth and operations. In addition, if the Company successfully completes any acquisitions, the Company may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financings and other financing arrangements, such as vendor financing. There can be no assurance that the Company will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to the Company. Inability to generate or obtain sufficient funds would result in delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company.

     Although the Company's liquidity has improved, the Company's level of indebtedness and debt service obligations significantly increased as a result of the Company's issuance of the 11% Senior Notes and the 8-7/8% Senior Notes. The successful implementation of the Company's strategy, including expansion of its network and obtaining and retaining a significant number of customers, and significant and sustained growth in the Company's cash flow are necessary for the Company to be able to meet its debt service requirements. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to improve its earnings before fixed charges, or to meet its debt service obligations and working capital requirements. The ability of the Company to meet its obligations will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors.

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has commenced an analysis, which it expects to complete during the second quarter of 1998, to determine the extent to which its own information, customer service and billing systems and the systems of its major vendors and third party network service providers (insofar as they relate to the Company's business) are vulnerable to the Year 2000 issue. To date, the Company has incurred $320,000 in costs to analyze the existing systems and applications. The Company currently estimates that its total cost related to the analysis and remediation of Year 2000 issue will be less than $2.0 million. This cost will be expensed as incurred during 1998 and 1999. If the

Company does not effectively address the Year 2000 issue, there could be a significant disruption of the Company's ability to transact business with its major customers and suppliers, as well as possible shutdown of certain computer-operated activities.

     Effects of Accounting Standards.

     SFAS No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company adopted SFAS No. 130, effective January 1, 1998, with no material impact on the consolidated financial statements.

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS No. 131, effective January 1, 1998, with no material impact on its consolidated financial statements.

INFLATION

     The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

                                  P A R T  II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company completed its initial public offering (the "Equity Offering") of its common stock, $.01 par value (the "Common Stock"), on October 29, 1997. The registration statement relating to the Equity Offering (File No. 333-31361) was declared effective by the SEC on October 22, 1997. The managing underwriters of the Equity Offering were Morgan Stanley & Co. and Wheat, First Securities, Inc. The number of shares of Common Stock registered and sold in the Equity Offering was 5,750,000 and the aggregate price of the Equity Offering amount registered and sold was $94,875,000. All shares were sold by the Company. Net proceeds from the Equity Offering were approximately $87.5 million.

     On March 3, 1998, the Company issued notice of its intention to redeem $70 million principal amount of its 11% Senior Notes, at a redemption price of 111% plus accrued and unpaid interest. As required by the terms of the indenture pursuant to which the 11% Senior Notes were issued, the redemption price was paid with a portion of the remaining net proceeds from the Equity Offering. The redemption was completed on April 2, 1998. The net proceeds from the Equity Offering not used for the redemption (approximately $10 million) have been temporarily invested in short-term, interest bearing, investment grade securities.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

  27.1    Financial Data Schedule

  99.1 Press release dated March 4, 1998 (Filed as exhibit 99.1 to the Current Report on Form 8-K, File No. 0-23253, filed with the Securities and Exchange Commission on March 5, 1998).

  (b)  Reports on Form 8-K

       On March 5, 1998, in connection with the 8-7/8% Senior Note Offering, the Company filed a Current Report on Form 8-K.

SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ITC/\DELTACOM, INC.
                               ------------------
                               (Registrant)



Date:  May 15, 1998      By:  /s/ Foster O. McDonald
                              ----------------------
                               Foster O. McDonald
                               President



Date:  May 15, 1998      By:  /s/ Douglas A. Shumate
                              ----------------------
                               Douglas A. Shumate
                               Senior Vice President and
                               Chief Financial Officer