Form 10-Q
period 1998-06-30
ITC DELTACOM INC
filed 1998-08-14
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number  0-23253

                                ITC/\DELTACOM, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                             58-2301135
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


1241 O.G. Skinner Drive, West Point, GA                              31833
----------------------------------------                        ----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:      (706) 645-3880
                                                   -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X         No ________
                                        ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Outstanding at August 10, 1998
                                     ------------------------------

Common Stock at $.01 par value               25,622,256 Shares

                        PART I    FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                                     ASSETS

                                                                      June 30,      December 31,
                                                                        1998            1997
                                                                    -------------   ------------
                                                                     (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                           $150,990,878    $ 94,373,610
Restricted assets                                                     14,300,000      22,000,000
Accounts receivable:
   Customer, net of allowance for uncollectible accounts of
      $1,178,664 and $1,060,842 in 1998 and 1997, respectively        25,230,394      21,439,365
   Affiliate                                                           1,850,326       2,011,822
Inventory                                                              1,732,688       1,018,212
Prepaid expenses                                                       1,061,343         534,909
Federal income tax refunds receivable from ITC Holding                   561,096       2,448,297
Deferred income taxes                                                  1,052,393         589,799
                                                                    ------------    ------------
          Total current assets                                       196,779,118     144,416,014
                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT, net                                   175,462,523     141,534,626

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
   $4,865,129 and $3,634,152 in 1998 and 1997, respectively           64,163,899      61,347,786
Restricted assets                                                     12,110,821      28,495,831
Other long-term assets                                                11,703,218      10,310,220
                                                                    ------------    ------------

          Total assets                                              $460,219,579    $386,104,477
                                                                    ============    ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              June 30,      December 31,
                                                                                1998            1997
                                                                            -------------   -------------
                                                                             (UNAUDITED)

CURRENT LIABILITIES:
Accounts payable:
   Trade                                                                    $  8,123,678    $  7,714,878
   Construction                                                                3,061,238       6,770,923
   Affiliate                                                                           -         534,461
Accrued interest                                                               5,978,448       1,867,208
Accrued compensation                                                           1,216,751       1,875,663
Unearned revenue                                                               6,107,002       4,778,819
Other accrued liabilities                                                      7,123,600       3,516,510
Current portion of long-term debt and capital lease
 obligations                                                                   1,381,450         912,037
                                                                            ------------    ------------
          Total current liabilities                                           32,992,167      27,970,499
                                                                            ------------    ------------

LONG-TERM LIABILITIES:
Deferred income taxes                                                            821,850       6,890,952
Long-term debt and capital lease obligations                                 292,218,868     202,977,499
                                                                            ------------    ------------
          Total long-term liabilities                                        293,040,718     209,868,451
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value; $7.40 liquidation preference;
   5,000,000 shares authorized; 1,480,771 shares issued and
   outstanding in 1998 and 1997, respectively                                     14,808          14,808
Common Stock, $.01 par value; 90,000,000 shares authorized;
   25,584,637 and 24,817,556 shares issued and outstanding
   in 1998 and 1997, respectively                                                255,846         248,176
Additional paid-in-capital                                                   166,843,748     163,011,879
Accumulated deficit                                                          (32,927,708)    (15,009,336)
                                                                            ------------    ------------
          Total stockholders' equity                                         134,186,694     148,265,527
                                                                            ------------    ------------

          Total liabilities and stockholders' equity                        $460,219,579    $386,104,477
                                                                            ============    ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Three Months Ended June 30,     Six Months Ended June 30,
                                                    -----------------------------   ----------------------------
                                                        1998            1997            1998            1997
                                                    -------------   -------------   -------------   ------------

Operating revenues                                   $40,851,776     $27,942,483    $ 77,546,278    $53,365,061
Cost of services                                      19,260,494      13,105,426      36,134,035     25,302,747
                                                     -----------     -----------    ------------    -----------

Gross margin                                          21,591,282      14,837,057      41,412,243     28,062,314
                                                     -----------     -----------    ------------    -----------

Operating expenses:
   Selling, operations and administration             15,471,059       9,072,480      29,038,017     16,961,324
   Depreciation and amortization                       6,922,046       4,430,543      13,242,747      8,273,232
                                                     -----------     -----------    ------------    -----------

      Total operating expenses                        22,393,105      13,503,023      42,280,764     25,234,556
                                                     -----------     -----------    ------------    -----------

Operating income (loss)                                 (801,823)      1,334,034        (868,521)     2,827,758
                                                     -----------     -----------    ------------    -----------

Other income (expense):
   Interest expense                                   (7,939,478)     (4,892,979)    (15,437,900)    (7,561,591)
   Interest income                                     2,520,489         839,021       5,354,169        883,388
   Other income (expense)                                 65,605               -      (2,225,209)             -
                                                     -----------     -----------    ------------    -----------

      Total other expense                             (5,353,384)     (4,053,958)    (12,308,940)    (6,678,203)
                                                     -----------     -----------    ------------    -----------

Loss before income taxes, preacquisition loss
   and extraordinary item                             (6,155,207)     (2,719,924)    (13,177,461)    (3,850,445)
Income tax benefit                                     1,307,692         741,338       3,695,259      1,005,809
                                                     -----------     -----------    ------------    -----------

Loss before preacquisition loss and
   extraordinary item                                 (4,847,515)     (1,978,586)     (9,482,202)    (2,844,636)
Preacquisition loss                                            -               -               -         74,132
                                                     -----------     -----------    ------------    -----------

Loss before extraordinary item                        (4,847,515)     (1,978,586)     (9,482,202)    (2,770,504)
Extraordinary item -- loss on extinguishment
   of debt (less related income tax benefit of
   $2,133,154 and $311,057 in 1998 and
   1997, respectively)                                         -               -      (8,436,170)      (507,515)
                                                     -----------     -----------    ------------    -----------

Net loss                                             $(4,847,515)    $(1,978,586)   $(17,918,372)   $(3,278,019)
                                                     ===========     ===========    ============    ===========

Basic and diluted net loss per common share:
   Before extraordinary loss                              $(0.19)         $(0.10)         $(0.37)        $(0.15)
   Extraordinary loss                                          -               -           (0.34)         (0.02)
                                                     -----------     -----------    ------------    -----------
   Net loss                                               $(0.19)         $(0.10)         $(0.71)        $(0.17)
                                                     ===========     ===========    ============    ===========

Basic weighted average common shares
   outstanding                                        25,472,243      19,053,675      25,332,166     19,053,675
Diluted weighted average common shares
   outstanding                                        25,472,243      19,101,926      25,332,166     19,101,926

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Six Months Ended June 30,
                                                               -----------------------------
                                                                   1998            1997
                                                               -------------   -------------
     Cash flows from operating activities:
   Net loss                                                    $(17,918,372)   $ (3,278,019)
                                                               ------------    ------------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                               13,243,247       8,334,065
     Amortization of bond issue costs                               756,837               -
     Deferred income taxes                                       (6,531,696)        104,330
     Preacquisition loss                                                  -         (74,132)
     Extraordinary item--loss on extinguishment of
        debt                                                     10,569,324         507,515
     Other                                                                -          73,369
   Changes in current operating assets and liabilities:
     Accounts receivable, net                                    (3,629,533)     (3,055,995)
     Inventory                                                     (714,476)        (86,984)
     Prepaid expenses                                              (526,434)       (101,682)
     Income tax refunds receivable from ITC Holding               1,887,201        (663,200)
     Accounts payable                                              (471,363)       (505,512)
     Accrued interest                                             4,111,240       3,180,390
     Unearned revenue                                             1,328,183       2,415,538
     Accrued compensation and other accrued liabilities           2,747,572       2,563,342
     Other, net                                                           -          (3,246)
                                                               ------------    ------------
Total adjustments                                                22,770,102      12,687,798
                                                               ------------    ------------
     Net cash provided by operating activities                    4,851,730       9,409,779
                                                               ------------    ------------

Cash flows from investing activities:
   Capital expenditures                                         (45,583,038)    (14,069,380)
   Change in accrued construction costs                          (3,709,685)      1,711,909
   Change in restricted assets                                   24,085,010               -
   Purchase of Gulf States FiberNet, net of cash received                 -         574,600
   Other                                                           (385,070)              -
                                                               ------------    ------------
     Net cash used in investing activities                      (25,592,783)    (11,782,871)
                                                               ------------    ------------

Cash flows from financing activities:
   Proceeds from issuance of 8 7/8% Senior Notes,
     net of issuance costs                                      155,170,450               -
   Proceeds from issuance of 11% Senior Notes,
     net of issuance costs                                                -     194,250,000
   Repayment of 11% Senior Notes                                (70,000,000)              -
   Premium paid on early retirement of 11% Senior Notes          (7,700,000)              -
   Proceeds from issuance of other long-term debt                         -      41,095,061
   Repayment of debt assumed in IT Group Communications
     acquisition                                                   (760,339)              -
   Repayment of other long-term debt and
     capital lease obligations                                     (170,798)    (41,746,920)
   Proceeds from advance from ITC Holding                                 -       8,243,990
   Repayment of advance from ITC Holding                                  -         (48,329)
   Proceeds from issuance of common stock
     pursuant to options                                            974,379               -
   Proceeds from issuance of common stock                                 -         150,000
   Capital contributions from ITC Holding, net                            -        (624,465)
   Other                                                           (155,371)          6,082
                                                               ------------    ------------
     Net cash provided by financing activities                   77,358,321     201,325,419
                                                               ------------    ------------

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Six Months Ended June 30,
                                                                ---------------------------
                                                                    1998           1997
                                                                ------------   ------------

Increase in cash and cash equivalents                           $ 56,617,268   $198,952,327

Cash and cash equivalents at beginning of period                  94,373,610      1,301,415
                                                                ------------   ------------

Cash and cash equivalents at end of period                      $150,990,878   $200,253,742
                                                                ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest                                          $ 10,527,713   $  1,034,980
                                                                ============   ============

Cash refunds received for income taxes,
   net of payments                                              $ (1,674,000)  $   (621,319)
                                                                ============   ============

NONCASH TRANSACTIONS:

IT Group acquisition:
   Note and capital lease obligation
     and accrued liabilities assumed                            $  1,174,739   $          -
                                                                ============   ============

   Equity portion                                               $  2,792,740   $          -
                                                                ============   ============

Equity portion of acquisition of 64% interest
   in Gulf States FiberNet and Georgia Fiber Assets             $          -   $ 17,896,665
                                                                ============   ============

Assumption of long-term debt related to acquisition of
   Georgia Fiber Assets                                         $          -   $  9,964,091
                                                                ============   ============

Offset of advances to ITC Holding as a reduction to related
   advances from ITC Holding                                    $          -   $  2,546,534
                                                                ============   ============

Forgiveness of long-term advances by ITC Holding                $          -   $    289,220
                                                                ============   ============

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

     ORGANIZATION

     ITC/\DeltaCom, Inc. ("ITC/\DeltaCom" or the "Company") was incorporated on March 24, 1997 under the laws of the State of Delaware, as a wholly-owned subsidiary of ITC Holding Company, Inc. ("ITC Holding"), to acquire and operate the following wholly owned subsidiaries of ITC Holding: Interstate FiberNet, Inc. (formerly ITC Transmission Systems, Inc.) ("FiberNet"), ITC Transmission Systems II, Inc. ("Transmission II"), Gulf States Transmission Systems, Inc. ("GSTS"), Eastern Telecom, Inc. (d.b.a. InterQuest) ("InterQuest") and ITC/\DeltaCom Communications, Inc. (formerly DeltaCom, Inc.) ("DeltaCom"). On July 25, 1997, upon receipt of certain regulatory approvals and certain other consents, ITC Holding completed the reorganization of such subsidiaries (the "Reorganization"), as follows:

     .  InterQuest and Transmission II were merged with and into FiberNet.
     . ITC Holding contributed to the Company all of the issued and outstanding capital stock of FiberNet, DeltaCom and GSTS.
     . The Company contributed to FiberNet all of the outstanding capital stock of DeltaCom and GSTS.

     GSTS held a 36% ownership in and was the managing partner of Gulf States FiberNet ("Gulf States"), a Georgia general partnership. On March 27, 1997, ITC Holding purchased the remaining 64% interest in Gulf States ("the Gulf States Acquisition") and contributed this interest to GSTS as part of the Reorganization. On December 29, 1997, GSTS was merged with and into FiberNet.

     Effective October 20, 1997, as part of a further reorganization of ITC Holding, ITC Holding transferred all of its assets, other than stock in the Company, and all of its liabilities to another entity and then merged with and into the Company. The Company was the surviving corporation in the Merger.

     NATURE OF BUSINESS

     The Company provides integrated voice and data telecommunications services to mid-sized and major regional businesses in the southern United States ("Retail Services") and is a leading regional provider of wholesale long-haul services to other telecommunications companies ("Carriers' Carrier Services"). Retail Services includes local exchange services, long distance services, 800/888 calling, calling card and operator services, Asynchronous Transfer Mode ("ATM"), frame relay, high capacity broadband private line services, as well as Internet, Intranet and Web page hosting and development services, and customer premise equipment sale, installation and repair. In connection with these businesses, the Company owns, operates and manages an extensive fiber optic network in the southern United States.

     BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements are unaudited and have been prepared by Company management in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included, and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the Commission on March 30, 1998 (File No. 0-23252).

     The comparability of the three-month and six-month periods ended June 30, 1998 and June 30, 1997 has been affected by the Gulf States Acquisition and the 1998 Senior Notes Offering (as defined and further discussed in Notes 2 and 4, below, respectively). The unaudited, consolidated financial statements for the three and six months ended June 30, 1997 reflect the total revenues and expenses from January 1, 1997, attributable to Gulf States FiberNet with the preacquisition loss attributable to the previous owner deducted to determine consolidated net loss.

Net Loss Per Share

     The Company adopted Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 31, 1997. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Pursuant to the Commission Staff Accounting Bulletin No. 98, for periods prior to the Company's initial public offering, basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and, nominal issuances of common stock and common stock equivalents, regardless of whether they are antidilutive. For the three and six-month periods ended June 30, 1997, 48,251 stock options are included in the computation of diluted net loss per share.

2. ACQUISITION OF MAJORITY INTEREST OF GULF STATES FIBERNET AND GEORGIA FIBER ASSETS

     On March 27, 1997, ITC Holding purchased the remaining 64% partnership interest in Gulf States FiberNet and certain assets, including a significant long-term customer contract (the "Georgia Fiber Assets"), for approximately $28 million, plus certain contingent consideration. The purchase price included 588,411 shares of ITC Holding's Series A Convertible Preferred Stock valued at approximately $17.9 million and an unsecured purchase money note for approximately $10 million. The purchase price was allocated as follows: $17 million to the 64% interest in Gulf States and $10.9 million to the Georgia Fiber Assets. The note, bearing interest at 11%, was payable in ten semi-annual principal payments of approximately $1 million plus accrued interest, beginning September 30, 1997. The contingent consideration was due no later than April 30, 1998, at which time the Company was obligated to deliver additional preferred stock equal to 35.7% of 64% multiplied by 6, multiplied by the amount, if any, by which the earnings before interest, taxes, depreciation, and amortization of Gulf States for the year ended December 31, 1997 exceeded $11,265,696. In October 1997, ITC Holding issued 56,742 shares of its Series A Convertible Preferred Stock in connection with this earn-out provision. The 645,153 shares of ITC Holding Series Preferred Stock issued in conjunction with this acquisition were converted into 1,480,771 of the Company's Series A Convertible Preferred Stock in conjunction with the merger. The Company recorded goodwill totaling approximately $7.5 million in connection with this acquisition. No further payments under the contingent consideration provision were due.

     Upon the closing of these acquisitions, ITC Holding contributed the remaining 64% partnership interest in Gulf States FiberNet to GSTS and the
Georgia Fiber Assets to FiberNet.   The Gulf States partnership has been
dissolved.  The purchase money note was repaid in full in November 1997.

3.  NONRECURRING  CHARGES

  On April 2, 1998, the Company redeemed $70 million principal amount of its 11% Senior Notes due 2007 (the "11% Senior Notes"), at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest. Upon announcing the redemption in March 1998, the Company accrued a pre-tax extraordinary loss of approximately $10.6 million (approximately $8.4 million after tax), consisting of a $7.7 million premium and a $2.9 million write off of debt issue costs related to the early redemption of this debt. Additionally, as a result of the receipt by the Company of the proceeds from the 1998 Senior Note Offering (as defined in Note 4, below), the Company's interest rate swap agreement no longer may be accounted for as a hedge of an anticipated transaction, but rather must be treated as a trading security. This change in classification required the Company to record the payable related to the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the 1998 Senior Notes Offering. The loss, charged against earnings, was approximately $2.5 million. The interest rate swap agreement was marked to market at March 31, 1998 resulting in income of approximately $200,000 and will continue to be marked to market on a monthly basis. For the three months ended June 30, 1998, the Company recognized approximately $65,000 in income from the mark-to-market of the interest rate swap.

4.   OFFERING OF 8 7/8% SENIOR NOTES

     On March 2, 1998, the Company issued $160 million principal amount of 8 7/8% Senior Notes due 2008 (the "8 7/8% Senior Notes"), at a price of 99.9% (the "1998 Senior Notes Offering"), yielding net proceeds of approximately $155 million. The Company is using these proceeds (i) to replace portions of the proceeds from the Company's initial public offering in October 1997, which the Company used in April 1998 to redeem $70 million of its 11% Senior Notes at a redemption price of 111% (as discussed in Note 3, above), (ii) to fund continued market and fiber optic expansion and (iii) to replace funds that would have otherwise been available under the Company's secured credit facility, which has been modified to, among other things, reduce available borrowings thereunder from $100 million to $50 million.

5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations at June 30, 1998 and December 31, 1997 consisted of the following (in thousands):

                                                           June 30,    December 31,
                                                             1998          1997
                                                          ----------   -------------

11% Senior Notes                                           $130,000        $200,000

8 7/8% Senior Notes                                         159,845               -

Capital lease obligations at varying interest rates,
maturing through June 2006                                    3,115           3,249

Other                                                           640             640
                                                           --------        --------

Total long-term debt and capital leases                     293,600         203,889
Less current maturities                                      (1,381)           (912)
                                                           --------        --------

Total                                                      $292,219        $202,977
                                                           ========        ========

     In connection with the 1998 Senior Notes Offering, the Company modified its Credit Agreement to reduce the available credit to $50 million and to amend and/or delete various covenants.

6.   COMMITMENTS AND CONTINGENCIES

     At June 30, 1998, the Company had entered into agreements with vendors to purchase approximately $33.4 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

7.   ACQUISITION OF IT GROUP

     On May 20, 1998, the Company completed its acquisition of certain assets and liabilities of PSP Marketing Group, Inc., d/b/a IT Group Communications Company ("IT Group Communications"), a Jackson, Mississippi-based long distance carrier. The Company issued 88,553 shares of common stock and assumed liabilities of approximately $1.2 million to consummate the transaction.

8.   SUBSEQUENT EVENTS

     On July 29, 1998, the Company announced that its Board of Directors had declared a two-for-one stock split to be effected in the form of a stock dividend (the "Stock Split"). The record date for the Stock Split is August 18, 1998 and the payment date is September 4, 1998. The Common Stock will begin trading giving effect to the Stock Split on September 8, 1998. If the stock split had been effected on January 1, 1997, net loss per common share for the three months ended June 30, 1998 and 1997 would have been $(0.10) and $(0.05), respectively and $(0.35) and $(0.09) for the six months ended June 30, 1998 and 1997, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. In addition, members of the Company's senior management may, from time to time, make certain forward-looking statements concerning the Company's operations, performance and other developments. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors. The following analysis should be read in conjunction with the Annual Report of Form 10-K and financial statements and the notes thereto appearing elsewhere in this report. The Company has included EBITDA data in the following analysis because it is a measure commonly used in the Company's industry. EBITDA represents earnings before extraordinary item, net interest, other income (expense), preacquisition loss, equity in losses of unconsolidated subsidiary, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

     See the notes to the unaudited, consolidated financial statements appearing elsewhere in this report for definitions of certain terms used in the following analysis.


OVERVIEW

     The Company provides integrated voice and data telecommunications services to mid-size and major regional businesses in the southern United States and is a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, the Company owns, operates and manages an extensive fiber optic network in the southern United States. The Company had revenues of $40.9 million and $27.9 million for the three months ended June 30, 1998 and 1997, respectively, and $77.5 million and $53.4 million for the six months ended June 30, 1998 and 1997, respectively.

     The Company provides wholesale long-haul services (the "Carriers' Carrier Services") to other telecommunications carriers, including AT&T, MCI, Sprint, WorldCom, Cable & Wireless, LCI, Frontier and IXC. The Company's Carriers' Carrier Services business generated revenues of $12.3 million and $7.6 million for the three months ended June 30, 1998 and 1997, respectively, and $23.4 million and $13.4 million for the six months ended June 30, 1998 and 1997, respectively.

     The Company also provides integrated retail telecommunications services to mid-sized and major regional businesses in a bundled package tailored to the business customer's specific needs. These services (the "Retail Services") include local exchange services, long distance services, 800/888 calling, calling card and operator services, Asynchronous Transfer Mode ("ATM"), frame relay, high capacity broadband private line services, as well as Internet, Intranet and Web page hosting and development services, and customer premise equipment sale, installation and repair. As of June 30, 1998, the Company provided Retail Services to over 9,600 business customers in 19 metropolitan areas and had sold approximately 23,200 access lines, of which approximately 17,800 had been installed. As part of its strategy to continue to grow its Retail Services business, the Company plans to open branch offices in Texas and expand its Internet Service Provider ("ISP") local telecommunications services. The Company intends to provide a full range of Retail Services in a total of approximately 40 metropolitan areas throughout the southern United States over the next five years. The Company's Retail Services business generated revenue of $28.6 million and $20.4 million for the three months ended June 30, 1998 and 1997, respectively, and $54.2 million and $39.9 million for the six months ended June 30, 1998 and 1997, respectively.

     The Company's fiber optic network reaches over 60 points of presence ("POPs") in ten southern states (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas) and extends approximately 7,000 route miles, of which approximately 3,800 miles are Company-owned and approximately 3,200 miles are owned and operated principally by three public utilities (Duke Power Company, Florida Power & Light Company and Entergy Technology Company) and managed and marketed by the Company. The Company expects to add approximately 1,200 owned and operated route miles to its fiber network by the end of the second quarter of 1999 through a combination of construction and long-term dark fiber leases. The Company's network includes three Nortel DMS-500 and one Nortel DMS-250 voice switches, ten Cascade 9000 frame relay switches and four ATM switches.

      During the three months ended June 30, 1998, the Company's operational highlights included the following: (i) installation of four additional access nodes, raising the total number of operational BellSouth collocations to eight,
(ii) expansion of its network infrastructure with the installation of its Ocala, Florida, DMS500 switch and added two ATM switches and three frame relay switches to its existing network, (iii) completion of the acquisition of certain assets of IT Group Communications by issuing 88,553 shares of common stock and assuming liabilities of approximately $1.2 million, and (iv) opening of a new branch office in Anniston, Alabama, bringing the total number of markets served to 19 with 20 branch office locations.

     In July, the Company also announced two new growth initiatives. First, the Company plans to expand its existing fiber optic network and retail services market presence in Texas. The new expansion is expected to include Austin and San Antonio, extending the current network westward from Dallas and Houston. This network addition is expected to include two DMS500 voice switches and additional ATM and frame relay switches. The Company intends to expand its market plan to include branch offices in Dallas, Houston, San Antonio, and Austin by year-end 1999. The Company expects to make capital expenditures of approximately $40.0 million associated with this expansion, most of which are expected to be incurred in 1999.

     The second growth initiative is the expansion of an important local product focused on the Internet Service Provider (ISP) market segment. The Company is offering local service to ISPs via PRI (Primary Rate Interface) connectivity, including the collocation of the ISPs' terminal equipment such as modems, routers, and/or network servers. This service offering will continue to be phased in during the remainder of 1998 through 1999 at selected switch locations as physical space, power, switch capacity and personnel levels are increased for this purpose. The Company expects to make capital expenditures of approximately $18.0 million associated with this expansion, most of which are expected to be incurred during the remainder of 1998 and throughout 1999.

     Due to the estimated time required for completion of the facilities necessary for the roll-out of these two initiatives, the Company does not expect these initiatives to have a positive impact on revenues, EBITDA, and EBITDA as a percentage of revenue before at least 2000 for the ISP initiative and 2001 for the Texas initiative.

                       QUARTERLY STATISTICAL HIGHLIGHTS*

                                                          June 30,    March 31,    December 31,
                                                            1998         1998          1997
                                                          ---------   ----------   -------------
STATISTICAL DATA:
Cumulative markets                                              19           16              15
Business customers served -
   Retail Services                                           9,600        8,100           7,700
Route miles                                                  7,000        6,800           6,300
Collocations                                                     8            4               0
Voice switches                                                   4            3               2
ATM switches                                                     4            2               0
Frame relay switches                                            10            7               6
Number of employees                                            870          740             650
Lines sold cumulative                                       23,200       16,000           8,700
Lines installed cumulative                                  17,800       10,800           3,450
Lines installed/Lines sold percentage                           77%          67%             40%
       *Data rounded except as to markets, collocations and switches.

     Pursuant to its interconnection agreement (the "Interconnection Agreement") with BellSouth Telecommunications, Inc. ("BellSouth"), the Company continued to bill BellSouth for reciprocal interconnection charges related to the provision by the Company of facilities-based local exchange services during the second quarter of 1998. The majority of such charges are attributable to call terminations by the Company to customers that are Internet service providers. BellSouth has stated that it views termination to such Internet service providers as not included under the reciprocal charge arrangements set forth in the Interconnection Agreement, and is expected to refuse to pay compensation for such terminations either to the Company or to other competitive local exchange carriers ("CLECs") operating under similar interconnection agreements. The Alabama PUC, in response to a request from the Company, has scheduled a hearing for September 3, 1998 at which the issue to be reviewed is the failure by BellSouth to pay the disputed charges. This same issue is a matter of dispute between incumbent local exchange carriers ("ILECs") and CLECs across the country. In view of BellSouth's stated position that such charges with respect to ISPs are excluded from the reciprocal charge arrangements set forth in the Interconnection Agreement, and the fact that the ultimate outcome of this controversy before the state regulatory authorities and in the courts is uncertain, the Company does not record any revenue for these charges until received and reserves directly against the amounts billed to BellSouth. For the three and six months ended June 30, 1998, such charges to BellSouth amounted to approximately $1.74 million and $2.52 million, respectively. During July, the Company received notice and subsequent payment from BellSouth of an amount equal to approximately 10% of the total cumulative local interconnection billings of approximately $2.52 million. The 10% payment reflects BellSouth's estimate of the local minutes terminated to the Company exclusive of any minutes related to traffic terminated to an Internet service provider. Accordingly, the Company recognized approximately $252,000 in operating revenues during the second quarter of 1998 and continued to reserve against the remaining $2.3 million of cumulative local interconnection billings. The Company believes its position with respect to the remaining $2.3 million of billings is supported by the terms of the Interconnection Agreement, as do other CLECs who are strongly contesting ILEC refusals to pay compensation in these circumstances. Many regulatory authorities that have addressed the issue have ruled in favor of CLECs, but the issue generally remains under appeal in those circumstances. Most of the state regulatory authorities in the Company's markets have not yet formally ruled on this issue. Although the provision of facilities-based local services involves high fixed costs, associated variable costs are generally low. Consequently, a resolution of the controversy with respect to payment of such charges by BellSouth in favor of the Company could have a positive impact on both gross margin and EBITDA for the remainder of 1998. Assuming current levels of such local minutes continue or increase, the Company expects such charges to BellSouth to be at least $2 million during each of the third and fourth quarters of 1998. The Company has filed a formal complaint with the Public Service Commission of Alabama demanding payment of these monies from BellSouth under its interconnection agreement and is reviewing all potential remedies and claims in remaining jurisdictions. The Interconnection Agreement expires, however, on July 1, 1999, and by its terms, provides that the parties are to begin to negotiate renewal terms by July 1, 1998. Although very preliminary discussions have taken place between the parties, there can be no assurance that the Interconnection Agreement will be renewed on the same terms with respect to the disputed charges, or at all. Therefore, even if the controversy regarding such charges is resolved in favor of the Company under the current Interconnection Agreement, there can be no assurance that any positive effect on the Company's financial position will continue beyond July 1, 1999.


HISTORICAL RESULTS OF OPERATIONS

          The following tables set forth certain historical data for the three and six month periods ended June 30, 1998 and the three and six month periods ended June 30, 1997 for the Carriers' Carrier Services business and the Retail Services business.

          The comparability of the historical financial data set forth below for the three and six months ended June 30, 1998 and 1997 has been affected by the Gulf States Acquisition completed on March 27, 1997. Due to the Gulf States Acquisition, the results of operations for the three and six months ended June 30, 1997 reflect the total revenues and expenses from January 1, 1997 attributable to Gulf States

FiberNet with the preacquisition loss attributable to the previous owner from January 1, 1997 through March 27, 1997, deducted to determine the Company's consolidated net loss.

                                                              CARRIERS' CARRIER SERVICES
                              -------------------------------------------------------------------------------------------
                                            Three Months Ended                              Six Months Ended
                                                  June 30,                                       June 30,
                                  1998            %           1997        %         1998         %        1997        %
                              -------------   ---------   ------------   ----   ------------   -----   -----------   ----

Revenues                       $12,258,236         100%   $ 7,560,592    100%   $23,370,176     100%   $13,444,647   100%
Cost of services                 1,823,291          15%       870,663     12%     3,034,692      13%     1,774,736    13%
                               -----------        ----    -----------    ---    -----------    ----    -----------   ---
Gross margin                    10,434,945          85%     6,689,929     88%    20,335,484      87%    11,669,911    87%
                               -----------        ----    -----------    ---    -----------    ----    -----------   ---

Operating expenses:
  Selling, operations
    and administration           3,557,601          29%     2,066,449     27%     7,069,917      30%     3,790,864    28%
  Depreciation and
    amortization                 4,604,619          38%     2,959,950     39%     8,711,136      37%     5,315,500    40%
                               -----------        ----    -----------    ---    -----------    ----    -----------   ---

Total operating expenses         8,162,220          67%     5,026,399     66%    15,781,053      67%     9,106,364    68%
                               -----------        ----    -----------    ---    -----------    ----    -----------   ---

Operating income               $ 2,272,725          18%   $ 1,663,530     22%   $ 4,554,431      20%   $ 2,563,547    19%
                               ===========        ====    ===========    ===    ===========    ====    ===========   ===

                                                                          RETAIL SERVICES
                              ------------------------------------------------------------------------------------------
                                              Three Months Ended                            Six Months Ended
                                                   June 30,                                     June 30,
                                   1998            %          1997        %        1998         %         1997        %
                               -----------        ----    -----------    ---    -----------    ----    -----------   ---
Revenues                       $28,593,540         100%   $20,381,891    100%   $54,176,102     100%   $39,920,414   100%
Cost of services                17,437,203          61%    12,234,763     60%    33,099,343      61%    23,528,011    59%
                               -----------        ----    -----------    ---    -----------    ----    -----------   ---
Gross margin                    11,156,337          39%     8,147,128     40%    21,076,759      39%    16,392,403    41%
                               -----------        ----    -----------    ---    -----------    ----    -----------   ---

Operating expenses:
  Selling, operations
    and administration          11,913,458          42%     7,006,031     34%    21,968,100      41%    13,170,460    33%
  Depreciation and
    amortization                 2,297,003           8%     1,470,593      7%     4,490,763       8%     2,957,732     7%
                               -----------        ----    -----------    ---    -----------    ----    -----------   ---

Total operating
    expenses                    14,210,461          50%     8,476,624     41%    26,458,863      49%    16,128,192    40%
                               -----------        ----    -----------    ---    -----------    ----    -----------   ---

Operating income(loss)         $(3,054,124)       (11)%   $  (329,496)   (1)%   $(5,382,104)   (10)%   $   264,211     1%
                               ===========        ====    ===========    ===    ===========    ====    ===========   ===

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Revenues

          Total revenue increased $13.0 million (46.6%), from $27.9 million for the three months ended June 30, 1997, to $40.9 million for the three months ended June 30, 1998. Revenues from Retail Services increased $8.2 million (40.2%) , from $20.4 million for the three months ended June 30, 1997 to $28.6 million for the three months ended June 30, 1998. This increase in Retail Services revenue was attributable to an increase in business customers from approximately 6,600 as of June 30, 1997 to over 9,600 as of June 30, 1998, continued geographic and product expansion, growth in local lines in service, growth in long distance minutes of use and stability in the rate of revenue loss from lost customers from period to period. Additionally, revenues attributable to the IT Group Communications assets amounted to approximately $500,000 during the three months ended June 30, 1998. Revenues from Carriers' Carrier Services increased $4.7 million (61.8%), from $7.6 million for the three months ended June 30, 1997 to $12.3 million for the three months ended June 30, 1998. This increase was attributable to increasing demand for bandwidth and continued expansion of the owned and operated portion of the Company's fiber optic network.

Cost of Services

          Total cost of services increased $6.2 million, from $13.1 million for the three months ended June 30, 1997 to $19.3 million for the three months ended June 30, 1998. Cost of services for Retail Services increased $5.2 million, from $12.2 million for the three months ended June 30, 1997 to $17.4 million for the three months ended June 30, 1998. Cost of services as a percentage of revenue for Retail Services totaled 61% for the three months ended June 30, 1998, compared to 60% for the three months ended June 30, 1997. Cost of services for Retail Services increased primarily because of continued expansion of local exchange services, which have a lower margin, and costs associated with the geographic expansion of facilities for the provision of such services. Cost of services attributable to Carriers' Carrier Services increased $0.9 million, from $0.9 million for the three months ended June 30, 1997 to $1.8 million for the three months ended June 30, 1998. Cost of services as a percentage of revenue for Carriers' Carrier Services increased to 15% for the three months ended June 30, 1998 from 12% for the three months ended June 30, 1997. The increase in cost of services as a percentage of revenue for the Carriers' Carrier Services was attributable mainly to the Company's acceptance of fibers under a long-term dark fiber lease for a route from Dallas to Longview, Texas. The Company expects this negative effect to be offset as new customers are added on this route and certain off-net leases on this route expire or are terminated.

Selling, Operations and Administration Expense

          Total selling, operations and administration expense increased $6.4 million, from $9.1 million (32.6% as a percentage of revenue) for the three months ended June 30, 1997 to $15.5 million (37.9% as a percentage of revenue) for the three months ended June 30, 1998. Selling, operations and administration expense attributable to Retail Services increased $4.9 million, from $7.0 million (34% as a percentage of revenue) for the three months ended June 30, 1997 to $11.9 million (42% as a percentage of revenue) for the three months ended June 30, 1998. This increase resulted from employment of additional sales, information services and provisioning personnel to support the Company's continued geographical market and product expansion. Selling, operations and administration expense attributable to Carriers' Carrier Services increased $1.5 million, from $2.1 million (27% as a percentage of revenue) for the three months ended June 30, 1997 to $3.6 million (29% as a percentage of revenue) for the three months ended June 30, 1998. This increase in selling, operations and administration expense resulted from additions to personnel as the Company expanded its existing fiber optic network. The Company expects selling, operations and administration expense to continue to increase as a percentage of revenue through the end of 1999 as new offices are opened and the Company continues to expand its products, markets and fiber optic network and adds personnel.


Depreciation and Amortization

          Total depreciation and amortization expense increased $2.5 million, from $4.4 million for the three months ended June 30, 1997 to $6.9 million for the three months ended June 30, 1998. Retail Services accounted for $800,000 of the increase, which was primarily related to installation of new equipment. Carriers' Carrier Services operations accounted for $1.7 million of the increase, which was primarily due to the continued expansion of the fiber optic network operations. The Company expects depreciation and amortization to continue to increase during the remainder of 1998 and through 1999 as the Company adds new facilities to its existing network and expands into new markets.

Interest Expense

          Total interest expense increased $3.0 million, from $4.9 million for the three months ended June 30, 1997 to $7.9 million for the three months ended June 30, 1998. The $3.0 million increase in interest expense is attributable to the interest payments on the 11% Senior Notes and the 8 7/8% Senior Notes.

Interest Income

          Total interest and other income increased $1.7 million, from $0.8 million for the three months ended June 30, 1997 to $2.5 million for the three months ended June 30, 1998 as a result of the investment of excess cash balances.

Other Income (Expense)

          In March 1998, the Company changed the accounting for its interest rate swap agreement from a hedge of an anticipated transaction to a trading security resulting in a loss charged against earnings of approximately $2.5 million. This change in classification required the Company to record the payable related to the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the 1998 Senior Notes Offering. The interest rate swap agreement was marked to market at March 31, 1998 resulting in income of approximately $200,000 and will continue to be marked to market on a monthly basis. For the three months ended June 30, 1998, the Company recognized approximately $65,000 in income from the mark-to-market of the interest rate swap.

EBITDA

          EBITDA increased $300,000, from $5.8 million for the three months ended June 30, 1997 to $6.1 million for the three months ended June 30, 1998. EBITDA attributable to Carriers' Carrier Services increased $2.3 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. EBITDA attributable to Retail Services was $(0.8) million for the three months ended June 30, 1998 compared to $1.1 million for the three months ended June 30, 1997. EBITDA attributable to Retail Services decreased from 5.6% of revenues for the three months ended June 30, 1997 to (2.6)% for the three months ended June 30, 1998, primarily due to increased costs associated with the expansion of new sales offices and the employment of additional support personnel to position this segment for growth and expansion. The Company expects a continued decrease in EBITDA for the Retail Services business through the remainder of 1998 and 1999 as the Company continues to position itself for future operations by expanding its products and markets.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Revenues

          Total revenue increased $24.1 million (45.1%), from $53.4 million for the six months ended June 30, 1997 to $77.5 million for the six months ended June 30, 1998. Revenues from Retail Services increased $14.3 million (35.8%), from $39.9 million for the six months ended June 30, 1997 to $54.2 million for the six months ended June 30, 1998. This increase was attributable to an increase in business customers from approximately 6,600 as of June 30, 1997 to over 9,600 as of June 30, 1998, continued geographic and product expansion, growth in local lines in service, growth in long distance minutes of use and stability in the rate of revenue loss from lost customers from period to period. Additionally, revenues attributable to the IT Group Communications assets amounted to approximately $500,000 during the six months ended June 30, 1998. Revenues from Carriers' Carrier Services increased $10.0 million (74.6%), from $13.4 million for the six months ended June 30, 1997 to $23.4 million for the six months ended June 30, 1998. This increase was attributable to increasing demand for bandwidth and continued owned and operated route expansions.

Cost of Services

          Total cost of services increased $10.8 million, from $25.3 for the six months ended June 30, 1997 to $36.1 million for the six months ended June 30, 1998. Cost of services for Retail Services increased $9.6 million, from $23.5 million for the six months ended June 30, 1997 to $33.1 million for the six months ended June 30, 1998. Cost of services as a percentage of revenue for Retail Services increased slightly to 61% for the six months ended June 30, 1998 from 59% for the six months ended June 30, 1997. Cost of services for Retail Services increased because of continued expansion of local exchange services, which have a lower margin, and costs associated with the geographic expansion of facilities for the provision of such services. Cost of services attributable to Carriers' Carrier Services increased $1.2 million, from $1.8 million for the six months ended June 30, 1997 to $3.0 million for the six months ended June 30, 1998. The increase in cost of services for the Carriers' Carrier Services was primarily attributable to costs associated with the expansion of the existing network from 6,300 owned and operated and managed, monitored and marketed route miles to approximately 7,000 owned and operated and managed, monitored and marketed route miles. Cost of services as a percentage of revenue for Carriers' Carrier Services remained unchanged at 13% for the six months ended June 30, 1998 and June 30, 1997.

Selling, Operations and Administration Expense

          Total selling, operations and administration expense increased $12.0 million, from $17.0 million (31.8% as a percentage of revenue) for the six months ended June 30, 1997 to $29.0 million (37.4% as a percentage of revenue) for the six months ended June 30, 1998. Selling, operations and administration expense attributable to Retail Services increased $8.8 million, from $13.2 million for the six months ended June 30, 1997 to $22.0 million for the six months ended June 30, 1998, which represented an increase from 33% to 41% as a percentage of revenue. This increase resulted from employment of additional sales, information services and provisioning personnel to support the Company's continued geographical market and product expansion. Selling, operations and administration expense attributable to Carriers' Carrier Services increased $3.3 million, from $3.8 million for the six months ended June 30, 1997 to $7.1 million for the six months ended June 30, 1998, representing an increase from 28% to 30% as a percentage of revenue. The increase in selling, operations and administration expenses for the Carriers' Carrier Services was due to the hiring of additional personnel to facilitate the Company's expansion of its existing fiber optic network. The Company expects selling, operations and administration expense to continue to increase as a percentage of revenue through the end of 1999 as new offices are opened and the Company continues to expand its products, markets and fiber optic network and adds new personnel.

Depreciation and Amortization

          Total depreciation and amortization expense increased $4.9 million, from $8.3 million for the six months ended June 30, 1997 to $13.2 million for the six months ended June 30, 1998. Retail Services accounted for $1.5 million of the increase, which was primarily related to installation of new telephony and office equipment. Carriers' Carrier Services accounted for $3.4 million of the increase, which was primarily due to the continued expansion of the fiber optic network operations. The Company expects depreciation and amortization expense to continue to increase through the remainder of 1998 and through 1999 as new facilities are added and the fiber optic network is expanded.

Interest Expense

          Total interest expense increased $7.8 million, from $7.6 million for the six months ended June 30, 1997 to $15.4 million for the six months ended June 30, 1998. The $7.8 million increase was attributable to interest payments on the 11% Senior Notes and the 8 7/8% Senior Notes.

Interest Income

          Total interest and other income increased $4.5 million, from $0.9 million for the six months ended June 30, 1997 to $5.4 million for the six months ended June 30, 1998 as a result of the investment of excess cash balances.

Other Income (Expense)

          In March 1998, the Company changed the accounting for its interest rate swap agreement from a hedge of an anticipated transaction to a trading security resulting in a loss charged against earnings of approximately $2.5 million. This change in classification required the Company to record the payable related to the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the 1998 Senior Notes Offering. The interest rate swap agreement was marked to market at June 30, 1998 resulting in income of approximately $265,000 for the six month period ending June 30, 1998, and will continue to be marked to market on a monthly basis.

Extraordinary Loss

          The Company incurred a pre-tax extraordinary loss of $10.6 million ($8.4 million after tax) related to the redemption of $70 million of the 11% Senior Notes consisting of $7.7 million redemption premium and a $2.9 million write-off of related debt-issuance costs during the six months ended June 30, 1998.

EBITDA

          EBITDA increased $1.3 million, from $11.1 million for the six months ended June 30, 1997 to $12.4 million for the six months ended June 30, 1998. EBITDA attributable to Carriers' Carrier Services increased $5.4 million for the six months ended June 30, 1998 compared to six months ended June 30, 1997. EBITDA attributable to Retail Services decreased from 8.0% of revenues for the six months ended June 30, 1997 to (1.6)% of revenues for the six months ended June 30, 1998, primarily due to increased costs associated with the expansion of new sales offices and the employment of additional support personnel to position this segment for growth and expansion. The Company expects that EBITDA for Retail Services will continue to decline through the remainder of 1998 and 1999 as the Company opens additional sales offices, expands its product offerings and continues its geographic expansion of its fiber optic network.

LIQUIDITY AND CAPITAL RESOURCES

          The Company generated net cash from operating activities of $4.9 million and $9.4 million for the six months ended June 30, 1998 and 1997, respectively. The components of cash flows from operations (consisting of net loss adjusted for depreciation, amortization, deferred income taxes, equity in losses of investee, preacquisition loss, extraordinary item-loss on extinguishment of debt and other) totaled $.1 million for the six months ended June 30, 1998, compared to $5.7 million for the six months ended June 30, 1997. Changes in working capital provided $4.7 million for the six months ended June 30, 1998, resulting primarily from increases in accrued interest, unearned revenue, other accrued liabilities and a decrease in income tax refund receivable offset by increases in accounts receivable, inventory and prepaid expenses and a decrease in accounts payable. Changes in working capital provided $3.7 million for the six months ended June 30, 1997, primarily due to increases in unearned revenue, accrued liabilities and income tax refunds receivable, offset by increases in accounts receivable.

          Cash used for investing activities was $25.6 million and $11.8 million for the six months ended June 30, 1998 and 1997, respectively. The Company made capital expenditures of $49.3 million and $12.4 million for the six months ended June 30, 1998 and 1997, respectively. Of the $49.3 million of capital expenditures for the six months ended June 30, 1998, $19.7 million related to Carriers' Carrier Services and $29.6 million related to Retail Services. The significant increase in cash used in investing activities between the six months ended June 30, 1998 and 1997 is attributable to the Company's execution of its business plan as it expands its existing network and facilities. The Company expects its cash flows used in investing activities to continue to increase as the Company goes forward with its business plan and implements its new initiatives.

          Cash provided by financing activities was $77.4 million and $201.3 million for the six months ended June 30, 1998 and 1997, respectively. Cash provided by financing activities for the six months ended June 30, 1998 consisted primarily of net proceeds of $155.2 million from the sale of the 8 7/8% Senior Notes, less $70.0 million repayment of principal on the 11% Senior Notes and $7.7 million premium payment on the early extinguishment of debt, net repayments of other long term debt, proceeds from the issuance of common stock pursuant to option exercise and other financing activities of $0.1 million. Cash provided by financing activities for the six months ended June 30, 1997 consisted primarily of net proceeds of $194.3 million from the sale of the 11% Senior Notes, $8.2 million of advances received from ITC Holding, less $0.7 million return of capital to ITC Holding and $0.5 million of other cash used in financing activities.

          The Company used the net proceeds from the sale of the 8-7/8% Senior Notes (i) to replace portions of the proceeds from the Company's initial public offering in October 1997 which the Company used in April 1998 to redeem $70 million principal amount of its 11% Senior Notes, at a redemption price of 111%,
(ii) to fund continued market and fiber optic network expansion, and (iii) to replace funds that would have otherwise been available under the Company's secured credit facility, which has been modified to, among other things, reduce available borrowings thereunder from $100 million to $50 million.

          On May 20, 1998, the Company completed its acquisition of certain assets and liabilities of IT Group Communications, a Jackson, Mississippi-based long distance carrier. The Company issued 88,553 shares of common stock and assumed liabilities of approximately $1.2 million to consummate the transaction. The Company acquired approximately 900 customers, predominately located in Mississippi, and an important network point of presence in Jackson, Mississippi.

          At June 30, 1998, the Company had entered into agreements with vendors to purchase approximately $33.4 million of equipment and services, and for the six months ended June 30, 1998, had made capital expenditures of $49.3 million. The Company currently estimates that its capital expenditures will total approximately $215.0 million in 1998 and 1999, of which a total of approximately $115.0 million is expected to be incurred in 1998 (inclusive of the $33.4 million in commitments as of June 30, 1998) and approximately $100.0 million is expected to be incurred in 1999. The Company expects to make substantial expenditures thereafter. Capital expenditures will be primarily for the following: (i) continued development and construction of its fiber optic network (including transmission equipment); (ii) continued addition of facilities-based local telephone service to its bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment; (iii) the addition of switching capacity, electrical equipment and additional collocation space in connection with the expansion of the Company's ISP local telecommunications services; (iv) market expansion; and
 (v) infrastructure enhancements, principally for information systems. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry.

          The Company may require additional capital to fund its growth, as well as to fund continued operating losses and working capital. The Company believes that cash on hand, cash flow from operations and available borrowings under the Company's secured revolving credit facility (the "Credit Facility"), will provide sufficient funds to enable the Company to expand its business as currently planned through 2000, after which the Company will need to seek additional financing to fund capital expenditures and working capital. Because the Credit Facility will mature in 2003, the Company may not have a ready source of liquidity after the maturity of the Credit Facility in 2003. In the event that the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund the Company's currently planned growth and operations. In addition, if the Company successfully completes any acquisitions, the Company may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. There can be no assurance that the Company will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to the Company. Inability to generate or obtain sufficient funds would result in delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company.

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

     The Year 2000 Issue.   The Year 2000 issue is the result of computer
programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company's Program.  The Company has undertaken a comprehensive program
     ---------------------
to address the Year 2000 issue with respect to the following: (i) the Company's information technology and operating systems (including network switching, customer service, call detail and billing systems), (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology);
(iii) the systems of its major vendors, third party network service providers and other material service providers (insofar as they relate to the Company's business); and (iv) the Company's major Carrier's Carrier and Retail Services customers. As explained below, the program involves (i) a wide-ranging assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) testing of the remedies, and (iv) the preparation of contingency plans to deal with worst case scenarios.

     Assessment Phase.  As part of the assessment phase of this program, the
     ----------------
Company has identified substantially all of the major components of the systems described above. In order to determine the extent to which such systems are vulnerable to the Year 2000 issue, the Company evaluated its internally developed software applications. In addition, the Company sent letters to substantially all of its significant hardware, software and other equipment vendors, third party network service providers, other material service providers and material customers, requesting detailed, written information related to Year 2000 compliance. The Company has not yet sent such inquiries to the electric utilities or insurance companies that provide services to the Company, but intends to do so during the third quarter of 1998.

     To date, the Company has received and analyzed responses from a substantial majority of its major vendors and service providers (other than the major third party network service providers, from which responses are expected). The Company has also received responses from approximately one fifth of its customers to which inquiries were sent, which includes its major Carrier's Carrier and Retail Services customers. Based upon the responses received to date, and assuming contradictory responses are not received in the future from the third parties who have been solicited, the Company believes that its Nortel and Ascend system switches either already are Year 2000 compliant or will be by end of 1998, as are the computer operating systems dedicated to the Company's customer service, call detail records and billing systems. The Company is in the process of investigating, and intends to closely monitor, the Year 2000 readiness of the three public utilities that own and operate approximately
3,200 miles of the Company's approximately 7,000-mile fiber optic network.
One of these utilities has indicated that it intends to be Year 2000 compliant by year-end, one has stated that it is addressing the issue and one has not yet responded. The Company has been informed by the financial institutions that provide services to the Company that they each have undertaken Year 2000 programs and expect to be Year 2000 compliant. The Company's two largest Carrier's Carrier customers, which together represented approximately 11.0% of the Company's consolidated revenues for the six months ended June 30, 1998, have responded that they are on target to be compliant by the end of 1998 in one case, and the second quarter of 1999 in the, and intends to closely monitor, other. Of the Company's five largest Retail Services customers, which represented an aggregate of approximately 11.4% of the Company's consolidated revenues for the six months ended June 30, 1998, four have either informed the Company or made public disclosures to the effect that they have undertaken Year 2000 compliance programs. In addition, the Company has begun to follow up with respect to those entities that have not yet responded to the Company's Year 2000 inquiries.

     Remediation and Testing Phase.  Based upon the results to date of the
     -----------------------------
Company's assessment efforts, the Company has begun its remediation and testing phase. The activities conducted during this phase are intended to affirmatively address potential Year 2000 problems in the Company-developed computer software in its information technology and non-information technology systems and then demonstrate that this software will be made Year 2000 compliant on a timely basis. In this phase, the Company first evaluates a program application and, if a potential Year 2000 problem is identified, steps are taken to remediate the problem and the application is then individually tested to confirm that the remediating changes are effective and have not adversely affected the of that application. Similar remediation and testing are being undertaken functionality with respect to the hardware and other equipment that runs or is run by the software. After the individual applications and system components have been remediated and tested, integrated testing will be conducted to demonstrate functional integrated systems operation. The Company intends to complete this phase by the second quarter of 1999. After the Company completes its internal, integrated systems testing, it intends to conduct laboratory-simulated integrated systems testing in an effort to demonstrate Year 2000 compliance of the Company's systems as they interface with external systems and equipment of major vendors, third party network providers, other material service providers and customers.

     Contingency Plans.  The Company has begun to develop contingency plans to
     -----------------
handle its most reasonably likely worst case Year 2000 scenarios, which have not yet been identified fully. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made. Following that phase, the Company intends to develop a timetable for completing its contingency plans.

     Costs Related to the Year 2000 Issue.  To date, the Company has incurred
     ------------------------------------
approximately $450,000 in costs for its Year 2000 program. The Company currently estimates that it will incur additional expenses which are not expected to exceed approximately $1.5 million to complete its Year 2000 compliance work, of which approximately $920,000 are expected to be incurred during 1998 and approximately $600,000 are expected to be incurred during 1999. These costs, which may vary from the estimates, have been, and will continue to be, expensed as incurred.

     Risks Related to the Year 2000 Issue.  Although the Company's Year 2000
     ------------------------------------
efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue cannot be known until the Year 2000. Failure by the Company and/or its major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner (insofar as they relate to the Company's business) could have a material adverse effect on the Company's business, results of operations, and financial condition.


Effects on Accounting Standards

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

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments, in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted SFAS No. 131, effective January 1, 1998, with no material impact on the consolidated financial statements.

  SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after June 15, 1998. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (i) derivative instruments and
(ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company expects to implement SFAS No. 133 for the fiscal year beginning January 1, 2000, and does not expect the adoption of SFAS No. 133 will have a material affect on its consolidated financial statements.

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

     On April 2, 1998, the Company redeemed $70 million principal amount of its 11% Senior Notes, at a redemption price of 111% plus accrued and unpaid interest. As required by the terms of the indenture pursuant to which the 11% Senior Notes were issued, the redemption price was paid with a portion of the remaining net proceeds from the Equity Offering. The net proceeds from the Equity Offering not used for the redemption (approximately $10 million) were temporarily invested in short-term, interest bearing, investment grade securities.

     During the period from April 1, 1998 to June 30, 1998, the Company issued 88,553 shares of its Common Stock in connection with its acquisition of certain assets of IT Group Communications, a Jackson, Mississippi-based long distance carrier.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on June 4, 1998. All of the proposals presented for stockholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of the directors whose term of office as a director continued after the meeting. Each share of Common Stock voted on the proposals set forth below had one vote per share.

Proposal 1  ---  Election of Directors

                                            Term Expires   Votes For    Votes Against
                                            ------------   ----------   -------------
Elected Director
  Donald W. Burton                                  2001   21,145,824           5,500
  Malcolm C. Davenport, V                           2001   21,145,824           5,500
  William T. Parr                                   2001   21,145,824           5,500

Continuing Directors
  Campbell B. Lanier, III                           2000
  Andrew M. Walker                                  2000
  Robert A. Dolson                                  1999
  O. Gene Gabbard                                   1999
  William H. Scott                                  1999
  William B. Timmerman                              2000

Proposal 2 ---  Ratification of the Appointment of the Company's Independent
                Public Accountants

     Votes For             21,142,599
     Votes Against              2,200
     Votes Withheld             6,575
     Broker Non-Votes

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



                                         ITC/\DELTACOM, INC.
                                         ------------------
                                         (Registrant)



Date:  August 14, 1998             By:  /s/ Foster O. McDonald
                                        ----------------------
                                        Foster O. McDonald
                                        President



Date:  August 14, 1998             By:  /s/ Douglas A. Shumate
                                        ----------------------
                                        Douglas A. Shumate
                                        Senior Vice President and
                                        Chief Financial Officer