Form 10-Q
period 1998-09-30
ITC DELTACOM INC
filed 1998-11-16
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number  0-23253

                              ITC/\DELTACOM, INC.
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                             58-2301135
-------------------------------           -------------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)


1241 O.G. Skinner Drive, West Point, GA   31833
----------------------------------------  -----------------------------------
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:      (706) 645-3880
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No _____
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Outstanding at October 31, 1998
                                          -------------------------------

Common Stock at $.01 par value                    51,285,977 Shares

                         PART I FINANCIAL INFORMATION

  Item 1 - Financial Statements

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    September 30,   December 31,
                                                                         1998           1997
                                                                    --------------  ------------
                                                                     (UNAUDITED)
  CURRENT ASSETS:
  Cash and cash equivalents                                          $107,649,503   $ 94,373,610
  Restricted assets                                                    14,300,000     22,000,000
  Accounts receivable:
     Customer, net of allowance for uncollectible accounts of
        $1,276,487 and $1,060,842 in 1998 and 1997, respectively       27,448,449     21,439,365
     Affiliate                                                          3,181,508      2,011,822
  Inventory                                                             1,887,320      1,018,212
  Prepaid expenses                                                        730,355        534,909
  Federal income tax refunds receivable                                 3,880,065      2,448,297
  Deferred income taxes                                                         0        589,799
                                                                     ------------   ------------
       Total current assets                                           159,077,200    144,416,014
                                                                     ------------   ------------

  PROPERTY, PLANT AND EQUIPMENT, net                                  222,967,810    141,534,626

  OTHER LONG-TERM ASSETS:
  Intangible assets, net of accumulated amortization of
     $5,599,947 and $3,634,152 in 1998 and 1997, respectively          63,482,691     61,347,786
  Restricted assets                                                    12,511,424     28,495,831
  Other long-term assets                                               11,237,230     10,310,220
                                                                     ------------   ------------

       Total assets                                                  $469,276,355   $386,104,477
                                                                     ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,   December 31,
                                                     1998           1997
                                                -------------   ------------
                                                 (UNAUDITED)

  CURRENT LIABILITIES:
  Accounts payable:
     Trade                                       $  9,586,158   $  7,714,878
     Construction                                  11,740,707      6,770,923
     Affiliate                                              0        534,461
  Income tax payable to affiliates                    748,128              0
  Accrued interest                                  6,035,848      1,867,208
  Accrued compensation                              2,674,804      1,875,663
  Unearned revenue                                  7,319,011      4,778,819
  Other accrued liabilities                        10,155,686      3,516,510
  Current portion of long-term debt and
   capital lease obligations                        1,086,044        912,037
                                                 ------------   ------------
       Total current liabilities                   49,346,386     27,970,499
                                                 ------------   ------------

  LONG-TERM LIABILITIES:
  Deferred income taxes                               259,536      6,890,952
  Long-term debt and capital lease obligations    292,031,405    202,977,499
                                                 ------------   ------------
       Total long-term liabilities                292,290,941    209,868,451
                                                 ------------   ------------

  COMMITMENTS AND CONTINGENCIES (Note 7)
  STOCKHOLDERS' EQUITY:
  Preferred Stock, $.01 par value; $7.40
   liquidation preference;
     5,000,000 shares authorized; 1,480,771
      shares issued and
     outstanding in 1998 and 1997,
      respectively                                     14,808         14,808
  Common Stock, $.01 par value; 90,000,000
   shares authorized;
     51,284,782 and 49,635,112 shares issued
      and outstanding
     in 1998 and 1997, respectively                   512,848        496,351
  Additional paid-in capital                      166,855,588    162,763,704
  Accumulated deficit                             (39,744,216)   (15,009,336)
                                                 ------------   ------------
       Total stockholders' equity                 127,639,028    148,265,527
                                                 ------------   ------------

       Total liabilities and stockholders'
        equity                                   $469,276,355   $386,104,477
                                                 ============   ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   --------------------------------  -------------------------------
                                                            1998          1997                1998          1997
                                                            ----          ----                ----          ----
Operating revenues                                    $ 45,676,120  $ 29,439,075       $ 123,222,398  $ 82,804,136
Cost of services                                        22,485,361    13,989,647          58,619,396    39,292,394
                                                       -----------   -----------        ------------   -----------

Gross margin                                            23,190,759    15,449,428          64,603,002    43,511,742
                                                       -----------   -----------        ------------   -----------

Operating expenses:
   Selling, operations and
    administration                                      17,252,531    10,096,717          46,290,548    27,058,041
   Depreciation and amortization                         8,192,194     4,518,098          21,434,941    12,791,330
                                                       -----------   -----------        ------------   -----------

      Total operating expenses                          25,444,725    14,614,815          67,725,489    39,849,371
                                                       -----------   -----------        ------------   -----------

Operating income (loss)                                 (2,253,966)      834,613          (3,122,487)    3,662,371
                                                       -----------   -----------        ------------   -----------

Other income (expense):
   Interest expense                                     (7,884,207)   (7,356,316)        (23,322,107)  (14,917,907)
   Interest income                                       2,004,991       977,088           7,359,160     1,860,476
   Other expense                                          (599,292)            -          (2,824,501)            -
                                                       -----------   -----------        ------------   -----------

       Total other expense                              (6,478,508)   (6,379,228)        (18,787,448)  (13,057,431)
                                                       -----------   -----------        ------------   -----------

Loss before income taxes, preacquisition loss
    and extraordinary item                              (8,732,474)   (5,544,615)        (21,909,935)   (9,395,060)
Income tax benefit                                       1,915,966     1,186,165           5,611,225     2,191,974
                                                       -----------   -----------        ------------   -----------

Loss before preacquisition loss
 and extraordinary item                                 (6,816,508)   (4,358,450)        (16,298,710)   (7,203,086)
Preacquisition loss                                              -             -                   -        74,132
                                                       -----------   -----------        ------------   -----------

Loss before extraordinary item                          (6,816,508)   (4,358,450)        (16,298,710)   (7,128,954)
Extraordinary item -- loss on extinguishment
   of debt (less related income tax benefit of
   $2,133,154 and $311,057 in 1998 and
   1997, respectively)                                           -             -          (8,436,170)     (507,515)
                                                       -----------   -----------        ------------   -----------

          Net loss                                    $ (6,816,508) $ (4,358,450)       $(24,734,880)  $(7,636,469)
                                                       ===========   ===========        ============   ===========

Basic and diluted net loss per
 common share:
   Before extraordinary loss                          $      (0.13)  $     (0.11)      $       (0.32)  $     (0.19)
   Extraordinary loss                                            -             -               (0.17)        (0.01)
                                                       -----------   -----------        ------------   -----------
   Net loss                                           $      (0.13)  $     (0.11)      $       (0.49)  $     (0.20)
                                                       ===========   ===========        ============   ===========

Basic weighted average common
 shares outstanding                                     51,243,579    38,107,350          50,861,035    38,107,350
Diluted weighted average common
 shares outstanding                                     51,243,579    38,203,852          50,861,035    38,203,852

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Nine Months Ended September 30,
                                                           -------------------------------------
                                                                 1998                   1997
                                                           --------------          -------------
  Cash flows from operating activities:
     Net loss                                             $  (24,734,880)          $ (7,636,469)
                                                          --------------           ------------
     Adjustments to reconcile net loss to net
      cash
        provided by operating activities:
    Depreciation and amortization                             21,434,941             12,791,330
    Amortization of bond issue costs                           1,154,309                     -
    Deferred income taxes                                     (6,041,617)               152,108
    Preacquisition loss                                               -                 (74,132)
    Extraordinary item--loss on extinguishment
     of debt                                                  10,569,324                507,515
    Other                                                             -                  73,369
     Changes in current operating assets and
      liabilities:
    Accounts receivable, net                                  (7,178,770)            (3,372,454)
    Inventory                                                   (869,108)              (263,466)
    Prepaid expenses                                            (195,446)                32,584
    Income tax refunds receivable from ITC
     Holding                                                   2,448,297             (3,777,758)
    Income tax receivable                                     (3,880,065)                    -
    Accounts payable                                             991,117                701,545
    Accrued interest                                           4,168,640              1,557,124
    Unearned revenue                                           2,540,192              3,015,867
    Accrued compensation and other accrued
     liabilities                                               7,237,717              2,868,613
    Income tax payable - Affiliate                               748,128                     -
    Other, net                                                        -                 595,588
                                                          --------------           ------------
  Total adjustments                                           33,127,659             14,807,833
                                                          --------------           ------------
    Net cash provided by operating activities                  8,392,779              7,171,364
                                                          --------------           ------------

  Cash flows from investing activities:
     Capital expenditures                                   (100,525,275)           (25,603,386)
     Change in accrued construction costs                      4,969,784                352,357
     Change in restricted assets                              23,684,407                     -
     Purchase of restricted assets, net of
      investments released from restriction                           -             (62,708,146)
     Purchase of Gulf States FiberNet, net of
      cash received                                                   -                 574,600
     Other                                                      (390,098)                    -
                                                          --------------           ------------
    Net cash used in investing activities                    (72,261,182)           (87,384,575)
                                                          --------------           ------------

  Cash flows from financing activities:
     Proceeds from issuance of 8 7/8% Senior
      Notes, net of issuance costs                           155,170,450                     -
     Proceeds from issuance of 11% Senior
      Notes, net of issuance costs                                    -             193,125,127
     Repayment of 11% Senior Notes                           (70,000,000)                    -
     Premium paid on early retirement of 11%
      Senior Notes                                            (7,700,000)                    -
     Proceeds from issuance of other long-term
      debt                                                            -              41,095,062
     Payment of debt issuance cost                                    -              (2,400,000)
     Repayment of debt assumed in IT Group
    Communications acquisition                                  (760,339)                    -
     Repayment of other long-term debt and
    capital lease obligations                                   (653,666)           (84,758,331)
     Proceeds from advance from ITC Holding                           -               8,243,990
     Repayment of advance from ITC Holding                            -             (48,934,549)
     Proceeds from issuance of common stock
      pursuant to stock options                                1,207,006                     -
     Proceeds from issuance of common stock                           -                 150,000
     Capital contributions from ITC Holding,
      net                                                             -                (624,461)
     Other                                                      (119,155)                    -
                                                          --------------           ------------
         Net cash provided by financing activities            77,144,296            105,896,838
                                                          --------------           ------------

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                  1998             1997
                                                             ---------------  --------------
  Increase in cash and cash equivalents                         $ 13,275,893     $25,683,627

  Cash and cash equivalents at beginning of period                94,373,610       1,301,415
                                                                ------------     -----------

  Cash and cash equivalents at end of period                    $107,649,503     $26,985,042
                                                                ============     ===========

  SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Cash paid for interest                                         $17,943,042     $11,747,807
                                                                 ===========     ===========
  Cash refunds received for income taxes,
     net of payments                                             $(1,664,220)    $  (612,879)
                                                                 ===========     ===========

  NONCASH TRANSACTIONS:

  IT Group Communications acquisition:
     Note and capital lease obligation
     and accrued liabilities assumed                             $ 1,174,739     $         -
                                                                 ===========     ===========

     Equity portion                                              $ 2,792,740     $         -
                                                                 ===========     ===========

  Equity portion of acquisition of 64% interest
     in Gulf States FiberNet and Georgia Fiber Assets            $         -     $17,896,665
                                                                 ===========     ===========

  Assumption of long-term debt related to acquisition of
     Georgia Fiber Assets                                        $         -     $ 9,964,091
                                                                 ===========     ===========

  Offset of advances to ITC Holding as a reduction to related
     advances from ITC Holding                                   $         -     $ 2,546,534
                                                                 ===========     ===========
  Forgiveness of long-term advances by ITC Holding               $         -     $31,000,000
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

     The comparability of the three-month and nine-month periods ended September 30, 1998 and September 30, 1997 has been affected by the Gulf States Acquisition and the 1998 Senior Notes Offering (as defined and further discussed in Notes 2 and 4, below, respectively). The unaudited, consolidated financial statements for the three and nine months ended September 30, 1997 reflect the total revenues and expenses from January 1, 1997, attributable to Gulf States FiberNet with the preacquisition loss attributable to the previous owner deducted to determine consolidated net loss.

NET LOSS PER SHARE

     The Company adopted Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective December 31, 1997. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Pursuant to Commission Staff Accounting Bulletin No. 98, for periods prior to the Company's initial public offering, basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and, nominal issuances of common stock and common stock equivalents, regardless of whether they are antidilutive. For the three and nine-month periods ended September 30, 1997, 96,502 stock options are included in the computation of diluted net loss per share.

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

3.   NONRECURRING CHARGES

     On April 2, 1998, the Company redeemed $70 million principal amount of its 11% Senior Notes due 2007 (the "11% Senior Notes"), at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest. Upon announcing the redemption in March 1998, the Company accrued a pre-tax extraordinary loss of approximately $10.6 million (approximately $8.4 million after tax), consisting of a $7.7 million premium and a $2.9 million write off of debt issue costs related to the early redemption of this debt. Additionally, as a result of the receipt by the Company of the proceeds from the 1998 Senior Note Offering (as defined in Note 4, below), the Company's interest rate swap agreement no longer may be accounted for as a hedge of an anticipated transaction, but rather must be treated as a trading security. This change in classification required the Company to record the payable related to the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the 1998 Senior Notes Offering. The loss, charged against earnings, was approximately $2.5 million. The interest rate swap agreement is marked to market on a monthly basis. For the three and nine months ended September 30, 1998, the Company recognized approximately $599,000 and $2,825,000, respectively, in expense from the mark-to-market of the interest rate swap.

4.   OFFERING OF 8 7/8% SENIOR NOTES

On March 3, 1998, the Company issued $160 million principal amount of 8 7/8% Senior Notes due 2008 (the "8 7/8% Senior Notes"), at a price of 99.9% (the "1998 Senior Notes Offering"), yielding net proceeds of approximately $155 million. The Company is using these proceeds (i) to replace portions of the proceeds from the Company's initial public offering in October 1997, which the Company used in April 1998 to redeem $70 million of its 11% Senior Notes at a redemption price of 111% (as discussed in Note 3, above), (ii) to fund continued market and fiber optic expansion and (iii) to replace funds that would have otherwise been available under the Company's secured credit facility (the "Credit Facility"), which was modified to, among other things, reduce available borrowings thereunder from $100 million to $50 million.

5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations at September 30, 1998 and December 31, 1997 consisted of the following (in thousands):


                                                          September 30,   December 31,
                                                               1998           1997
                                                          --------------  -------------
11% Senior Notes                                               $130,000       $200,000

8 7/8% Senior Notes                                             159,849              -

Capital lease obligations at varying interest rates,
maturing through June 2006                                        2,934          3,249

Other                                                               334            640
                                                               --------       --------

Total long-term debt and capital leases                         293,117        203,889
Less current maturities                                          (1,086)          (912)
                                                               --------       --------

Total                                                          $292,031       $202,977
                                                               ========       ========

     In connection with the 1998 Senior Notes Offering, the Company modified its Credit Facility to reduce available borrowings to $50 million and to amend and/or delete various covenants.

6.   STOCK SPLIT

     On July 29, 1998, the Company announced a two-for-one stock split to be effected in the form of a stock dividend on the Common Stock (the "Stock Split"). The record date for the Stock Split was August 18, 1998 and the payment date was September 4, 1998. The Common Stock began trading giving effect to the Stock Split on September 8, 1998. All references to the number of shares of Common Stock issued and outstanding, the number of stock options issued and outstanding, and to per share information in the consolidated financial statements have been adjusted to reflect the Stock Split on a retroactive basis.

 7.  COMMITMENTS AND CONTINGENCIES

     At September 30, 1998, the Company had entered into agreements with vendors to purchase approximately $23.9 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

8.   ACQUISITION OF IT GROUP

     On May 20, 1998, the Company completed its acquisition of certain assets and liabilities of PSP Marketing Group, Inc., d/b/a IT Group Communications Company ("IT Group Communications"), a Jackson, Mississippi-based long distance carrier. The Company issued 177,106 shares of common stock and assumed liabilities of approximately $1.2 million to consummate the transaction.

9.   SUBSEQUENT EVENTS

     On November 5, 1998, the Company issued $125 million principal amount of 9 3/4% Senior Notes due 2008 (the "9 3/4% Senior Notes"), yielding net proceeds of approximately $122 million. The Company plans to use these proceeds to (i) fund an accelerated market expansion of the Company's telecommunications business, including expansion of the Company's fiber optic network, expansion of its ISP local telecommunications services and the opening of new sales offices, and (ii) for additional working capital and other general corporate purposes. The Company also announced that it had amended its secured revolving credit facility with NationsBank, N.A., to permit the issuance of and payment on the 9 3/4% Senior Notes, and to maintain the lenders' commitment under the facility at $50 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. In addition, members of the Company's senior management may, from time to time, make certain forward-looking statements concerning the Company's operations, performance and other developments. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors. The following analysis should be read in conjunction with the Annual Report of Form 10-K and financial statements and the notes thereto appearing elsewhere in this report. The Company has included EBITDA data in the following analysis because it is a measure commonly used in the Company's industry. EBITDA represents earnings before extraordinary item, net interest, other expense, preacquisition loss, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

     See the notes to the unaudited, consolidated financial statements appearing elsewhere in this report for definitions of certain terms used in the following analysis.


OVERVIEW

     The Company provides integrated voice and data telecommunications services to mid-size and major regional businesses in the southern United States and is a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, the Company owns, operates and manages an extensive fiber optic network in the southern United States. The Company had revenues of $45.7 million and $29.4 million for the three months ended September 30, 1998 and 1997, respectively, and $123.2 million and $82.8 million for the nine months ended September 30, 1998 and 1997, respectively.

     The Company provides wholesale long-haul services (the "Carriers' Carrier Services") to other telecommunications carriers, including AT&T, Sprint, MCI WorldCom, Cable & Wireless, Frontier and IXC. The Company's Carriers' Carrier business generated revenues of $13.2 million and $8.2 million for the three months ended September 30, 1998 and 1997, respectively, and $36.5 million and $21.6 million for the nine months ended September 30, 1998 and 1997, respectively.

     The Company also provides integrated retail telecommunications services to mid-sized and major regional businesses in a bundled package tailored to the business customer's specific needs. These services (the "Retail Services") include local exchange services, long distance services, 800/888 calling, calling card and operator services, Asynchronous Transfer Mode ("ATM"), frame relay, high capacity broadband private line services, as well as Internet, Intranet and Web page hosting and development services, and customer premise equipment sale, installation and repair. As of September 30, 1998, the Company provided Retail Services to over 10,000 business customers in 21 metropolitan areas and had sold approximately 33,200 access lines, of which approximately 25,500 had been installed. The Company intends to provide a full range of Retail Services in a total of approximately 40 metropolitan areas throughout the southern United States over the next five years. The Company's Retail Services business generated revenue of $32.5 million and $21.3 million for the three months ended September 30, 1998 and 1997, respectively, and $86.7 million and $61.2 million for the nine months ended September 30, 1998 and 1997, respectively.

     The Company's fiber optic network reaches over 70 points of presence ("POPs") in ten southern states (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas) and extends approximately 7,000 route miles, of which approximately 3,800 miles are Company-owned and approximately 3,200 miles are owned and operated principally by three public utilities (Duke Power Company, Florida Power & Light Company and Entergy Technology Company) and managed and marketed by the Company. The Company expects to add approximately 1,200 owned and operated route miles to its fiber network by the end of the second quarter of 1999 through a combination of construction and long-term dark fiber leases. The Company's network includes one Nortel DMS-250 and five Nortel DMS-500 voice switches, eleven Ascend 9000 frame relay switches and five ATM switches

     During the three months ended September 30, 1998, the Company's operational highlights included the following: (i) installation of six additional Nortel access nodes, raising the total number of operational BellSouth collocations to fourteen, (ii) installation of its Atlanta, Georgia, and Anniston, Alabama, Nortel DMS-500 switches, as well as one additional ATM and frame relay switch in Anniston, and (iii) opening of two new branch offices, Ocala and Orlando, Florida, expanding our market coverage to 21 southeastern markets with 22 branch offices operational at the end of the third quarter. In addition, the Company received competitive local exchange carrier ("CLEC") certification in Texas during the third quarter of 1998 and successfully negotiated interconnection agreements with GTE South Incorporated in Alabama and Sprint-Florida, Incorporated in Florida, opening up markets for facilities based services in Dothan, Alabama and portions of Orlando, Tallahassee and Ocala, Florida. The Company continues to increase its market penetration and capacity by opening new sales offices, expanding its fiber network and increasing its data and voice switching capability at a local and regional level.

     During the third quarter of 1998, the Company made capital expenditures of approximately $10 million to upgrade its existing switch sites and switches, in connection with accelerated expansion of the Company's local service product offering to ISPs, one of the Company's key initiatives for 1998. In July 1998, the Company expanded local service to ISPs by offering high capacity connectivity, including the collocation of the ISPs' terminal equipment such as modems, routers, and/or network servers. The Company initially expected to make additional capital expenditures in connection with the ISP initiative of approximately $8 million during the remainder of 1998 and into 1999. The Company is reviewing its planned additional capital expenditures in connection with the ISP initiative. During the third quarter, the Company continued to pursue its 1998 initiatives in the Carriers' Carrier segment, making progress on the construction of its Gulf Coast route, which the Company expects to complete by the end of the first quarter of 1999. During the nine months ended September 30, 1998, the Company's total capital expenditures were approximately $95.6 million, including $46.3 million during the third quarter. Management currently expects aggregate capital expenditures for 1998 to be approximately $130 million.

     In July 1998, the Company announced its intentions to expand its existing fiber optic network and retail services market in Texas by (i) extending its current network from Dallas and Houston to Austin and San Antonio, (ii) opening branch offices in each of those cities by the end of 1999 and (iii) adding two DMS-500 switches and additional ATM and frame relay switches. The Company is in the process of securing POP space in Dallas and Houston to accommodate regional switching centers and is currently evaluating plans to deploy switches for these locations. The Company is also in the process of reviewing its capital expenditure plans for 1999 and may decide to open the Austin and San Antonio offices in early 2000 instead. Management believes that market demand for bandwidth will increase during the remainder of 1998 and 1999 and is therefore considering accelerating capital expenditures to further enhance its fiber network, principally by accelerating the installation of DWDM (dense wavelength division multiplexing) optronics on conventional routes and accelerating protection of the network by geographically diverse routing (also called a "self healing ring"). Approximately 55% of the Company's owned and operated fiber optic network is protected by a self healing ring, which the Company expects to increase to 80% by the first quarter of 1999.

                       QUARTERLY STATISTICAL HIGHLIGHTS*

                                                             September 30,   June 30,   March 31,   December 31,
                                                                  1998         1998        1998         1997
                                                             --------------  ---------  ----------  -------------
  Statistical Data:
  Cumulative markets                                                 21         19          16             15
  Business customers served -
     Retail Services                                             10,000      9,600       8,100          7,700
  Route miles                                                     7,000      7,000       6,800          6,300
  Collocations                                                       14          8           4              0
  Voice switches                                                      6          4           3              3
  ATM switches                                                        5          4           2              0
  Frame relay switches                                               11         10           7              6
  Number of employees                                             1,025        870         740            650
  Lines sold cumulative                                          33,200     23,200      16,000          8,700
  Lines installed cumulative                                     25,500     17,800      10,800          3,450
  Lines installed/Lines sold percentage                              77%        77%         67%            40%

   *Data rounded except as to markets, collocations and switches.


     Pursuant to its interconnection agreement (the "Interconnection Agreement") with BellSouth Telecommunications, Inc. ("BellSouth"), the Company continued to bill BellSouth for reciprocal interconnection charges related to the provision by the Company of facilities-based local exchange services during the second quarter of 1998. The majority of such charges are attributable to call terminations by the Company to customers that are Internet service providers. BellSouth has stated that it views termination to such Internet service providers as not included under the reciprocal charge arrangements set forth in the Interconnection Agreement, and has refused to pay compensation for such terminations either to the Company or to other CLECs operating under similar interconnection agreements. The Alabama Public Service Commission (the "Alabama PSC"), in reponse to a request from the Company, held hearings on September 3 and 4, 1998, at which the issue reviewed was the failure by BellSouth to pay the disputed charges. The Alabama PSC has not yet ruled on this issue. The Company is reviewing all potential remedies and claims in remaining jurisdictions. This same issue is a matter of dispute between incumbent local exchange carriers ("ILECs") and CLECs across the country. In view of BellSouth's stated position that such charges with respect to ISPs are excluded from the reciprocal charge arrangements set forth in the Interconnection Agreement, and the fact that the ultimate outcome of this controversy before the state regulatory authorities and in the courts is uncertain, the Company does not record any revenue for the ISP charges and reserves directly against the amounts billed to BellSouth for these charges. For the three and nine months ended September 30, 1998, total reciprocal interconnection charges to BellSouth amounted to approximately $2.3 million and $4.8 million, respectively. As of September 30, 1998, the Company had recognized revenue of an amount equal to approximately 10% of the total cumulative local interconnection billings to BellSouth which reflects BellSouth's estimate of the local minutes terminated to the Company exclusive of any minutes related to traffic terminated to an Internet service provider. The Company recorded revenue and received subsequent payment of approximately $230,000 and $482,000 during the three and nine months ended September 30, 1998, respectively, and continued to reserve against the remaining $4.3 million of cumulative local interconnection billings.

     The Company believes its position with respect to the remaining $4.3 million of billings is supported by the terms of the Interconnection Agreement, as do other CLECs who are strongly contesting ILEC refusals to pay compensation in these circumstances. Many regulatory authorities that have addressed the issue have ruled in favor of CLECs, but the issue generally remains under appeal in those circumstances. Most of the state regulatory authorities in the Company's markets have not yet formally ruled on this issue. Although the provision of facilities-based local services involves high fixed costs, associated variable costs are generally low. Consequently, a resolution of the controversy with respect to payment of such charges by BellSouth in favor of the Company could have a positive impact on both gross margin and EBITDA for the remainder of 1998. Assuming current levels of such local minutes continue or increase, the Company expects such charges to BellSouth to be at least $2 million during the fourth quarter of 1998. The Interconnection Agreement expires, however, on July 1, 1999, and by its terms, provides that the parties are to begin to negotiate renewal terms by July 1, 1998. Although preliminary discussions have taken place between the parties, there can be no assurance that the Interconnection Agreement will be renewed on the same terms with respect to the disputed charges, or at all. Therefore, even if the controversy regarding such charges is resolved in favor of the Company under the current Interconnection Agreement, there can be no assurance that any positive effect on the Company's financial position will continue beyond July 1, 1999.

HISTORICAL RESULTS OF OPERATIONS

     The following tables set forth certain historical data for the three and nine month periods ended September 30, 1998 and 1997 for the Carriers' Carrier Services business and the Retail Services business.

     The comparability of the historical financial data set forth below for the three and nine months ended September 30, 1998 and 1997 has been affected by the Gulf States Acquisition completed on March 27, 1997. The results of operations for the three and nine months ended September 30, 1997 reflect the total revenues and expenses from January 1, 1997 attributable to Gulf States FiberNet with the pre-acquisition loss attributable to the previous owner from January 1, 1997 through March 27, 1997, deducted to determine the Company's consolidated net loss.

                                                        CARRIERS' CARRIER SERVICES
                            ----------------------------------------------------------------------------------
                                   Three Months Ended                     Nine Months Ended
                                      September 30,                         September 30,
                                1998         %        1997       %        1998         %        1997       %
                            -------------  -----  ------------  ----  -------------  -----  ------------  ----
  Revenues                   $13,161,215    100%  $ 8,157,294   100%  $ 36,531,391    100%  $21,601,941   100%
  Cost of services             2,095,861     16%    1,034,865    13%     5,130,553     14%    2,809,601    13%
                             -----------   ----   -----------   ---   ------------   ----   -----------   ---
  Gross margin                11,065,354     84%    7,122,429    87%    31,400,838     86%   18,792,340    87%
                             -----------   ----   -----------   ---   ------------   ----   -----------   ---

  Operating expenses:
    Selling, operations
      and administration       3,543,812     27%    2,200,346    27%    10,613,729     29%    5,991,210    28%
    Depreciation and
      amortization             5,026,208     38%    3,027,455    37%    13,737,344     38%    8,342,955    39%
                             -----------   ----   -----------   ---   ------------   ----   -----------   ---
  Total operating
      expenses                 8,570,020     65%    5,227,801    64%    24,351,073     67%   14,334,165    67%
                             -----------   ----   -----------   ---   ------------   ----   -----------   ---

  Operating income           $ 2,495,334     19%  $ 1,894,628    23%  $  7,049,765     19%  $ 4,458,175    20%
                             ===========   ====   ===========   ===   ============   ====   ===========   ===



                                                                 RETAIL SERVICES
                            ----------------------------------------------------------------------------------
                                      Three Months Ended                   Nine Months Ended
                                         September 30,                       September 30,
                                 1998        %       1997        %        1998        %        1997        %
                             -----------   ----   -----------   ---   ------------   ----   -----------   ---

  Revenues                   $32,514,905    100%  $21,281,781   100%  $ 86,691,007    100%  $61,202,195   100%
  Cost of services            20,389,500     63%   12,954,782    61%    53,488,843     62%   36,482,793    60%
                             -----------   ----   -----------   ---   ------------   ----   -----------   ---
  Gross margin                12,125,405     37%    8,326,999    39%    33,202,164     38%   24,719,402    40%
                             -----------   ----   -----------   ---   ------------   ----   -----------   ---

  Operating expenses:
    Selling, operations
      and administration      13,708,719     42%    7,896,371    37%    35,676,819     41%   21,066,831    34%
    Depreciation and
      amortization             3,145,562     10%    1,490,643     7%     7,636,325      9%    4,448,375     7%
                             -----------   ----   -----------   ---   ------------   ----   -----------   ---

  Total operating
      expenses                16,854,281     52%    9,387,014    44%    43,313,144     50%   25,515,206    41%
                             -----------   ----   -----------   ---   ------------   ----   -----------   ---

  Operating loss             $(4,728,876)  (15)%  $(1,060,015)  (5)%  $(10,110,980)  (12)%  $  (795,804)  (1)%
                             ===========   ====   ===========   ===   ============   ====   ===========   ===

  THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues

       Total revenue increased $16.3 million (55.4%), from $29.4 million for the three months ended September 30, 1997 to $45.7 million for the three months ended September 30, 1998. Revenues from Retail Services increased $11.2 million (52.6%), from $21.3 million for the three months ended September 30, 1997 to $32.5 million for the three months ended September 30, 1998. The increase in Retail Services revenue was attributable to (i) a continued increase in the number of business customers to over 10,000 as of September 30, 1998, (ii) continued geographic and product expansion, (iii) continued growth in local lines in service to approximately 25,500 as of September 30, 1998, (iv) continued growth in long distance minutes of use and (v) continued stability in the rate of revenue loss from lost customers from period to period. Additionally, revenues attributable to the IT Group Communications acquisition amounted to approximately $1.0 million during the three months ended September 30, 1998. The Company anticipates that, during the fourth quarter of 1998, revenue attributable to the Retail Services segment may decrease slightly as a result of reduced long-distance minutes of usage by business customers during the holiday season. Revenues from Carriers' Carrier Services increased $5.0 million (61.0%), from $8.2 million for the three months ended September 30, 1997 to $13.2 million for the three months ended September 30, 1998. This increase was attributable to the continued increasing demand for bandwidth from all carriers and by the Company's growing reputation for network availability, service and reliability. The Company expects to see increased competition for price and primary route segments as more competitors enter the market during the remainder of 1998 and 1999. The Company believes that this pressure will be at least partially offset by the increasing demand for bandwidth, especially for higher OC-N applications.

  Cost of Services

       Total cost of services increased $8.5 million, from $14.0 million for the three months ended September 30, 1997 to $22.5 million for the three months ended September 30, 1998. Cost of services for Retail Services increased $7.4 million, from $13.0 million for the three months ended September 30, 1997 to $20.4 million for the three months ended September 30, 1998. Cost of services, as a percentage of revenue for Retail Services was 63% for the three months ended September 30, 1998, compared to 61% for the three months ended September 30, 1997, primarily due to an increase in revenues generated by sales of local services on a resale basis, which has a significantly higher cost of sales compared to facilities-based local services. The Company expects this upward pressure on cost of sales to lessen over time as the Company provides more facilities-based local service. Also contributing to the increase in cost of sales during the third quarter were temporary trunking and routing inefficiencies incurred as the Company made improvements to its network as part of its continuing efforts to shift its local service offering from a resale to a facilities based product. During the third quarter, the Company collocated additional dedicated facilities in BellSouth offices, resulting in additional costs of $130,000 per month. Because of the addition of these facilities, the Company expects continued increases during the fourth quarter of 1998 in its consolidated cost of services related to local service offerings, partially offset by developing network efficiencies as the Company brings more local services traffic on-net. During the fourth quarter of 1998 and the first quarter of 1999, respectively, the Company also expects increases in its consolidated cost of services related to deployment of the Gulfport DMS-500 and the Greensboro DMS-500 switches. The Company believes these increases should begin to be offset by mid-1999 by continued migration to facilities-based local services and as a result of increasing operational efficiencies.

       Cost of services attributable to Carriers' Carrier Services increased $1.1 million, from $1.0 million for the three months ended September 30, 1997 to $2.1 million for the three months ended September 30, 1998. Cost of services as a percentage of revenue for Carriers' Carrier Services increased to 16% for the three months ended September 30, 1998 from 13% for the three months ended September 30, 1997. The increase in cost of services as a percentage of revenue for the Carriers' Carrier Services was attributable mainly to increased pricing pressures as new competitors enter the market. The Company expects these pricing pressures to be offset in the future by increasing demand for bandwidth.

  Selling, Operations and Administration Expense

       Total selling, operations and administration expense increased $7.2 million, from $10.1 million (34.3% as a percentage of revenue) for the three months ended September 30, 1997 to $17.3 million (37.8% as a percentage of revenue) for the three months ended September 30, 1998. Selling, operations and administration expense attributable to Retail Services increased $5.8 million, from $7.9 million (37% as a percentage of revenue) for the three months ended September 30, 1997 to $13.7 million (42% as a percentage of revenue) for the three months ended September 30, 1998. The increase resulted from (i) an increase over the second quarter of 1998 in expenses related to the Company's Year 2000 readiness program of approximately $235,000 to approximately $422,000 for the third quarter of 1998 and (ii) employment of additional sales, information services and provisioning personnel to support the Company's continued geographical market and product expansion. The Company expects to see a similar increase in expenses in the fourth quarter of 1998 related to the Year 2000 program and additions to personnel. See "--- Liquidity and Capital Resources--The Year 2000 Issue." Selling, operations and administration expense attributable to Carriers' Carrier Services increased $1.3 million, from $2.2 million (27% as a percentage of revenue) for the three months ended September 30, 1997 to $3.5 million (27% as a percentage of revenue) for the three months ended September 30, 1998. The increase in selling, operations and administration expense resulted from additions to personnel as the Company expanded its existing fiber optic network. The Company expects selling, operations and administration expense to continue to increase as a percentage of revenue through the end of 1999 as new offices are opened and the Company continues to expand its products, markets and fiber optic network and adds personnel.

  Depreciation and Amortization

       Total depreciation and amortization expense increased $3.7 million, from $4.5 million for the three months ended September 30, 1997 to $8.2 million for the three months ended September 30, 1998. Retail Services accounted for $1.7 million of the increase, which was primarily related to installation of new equipment. Carriers' Carrier Services operations accounted for $2.0 million of the increase, which was primarily due to the continued expansion of the fiber optic network operations. The Company expects depreciation and amortization to continue to increase during the remainder of 1998 and through 1999 as the Company adds new switches and other facilities to its network and expands into new markets.

  Interest Expense

       Total interest expense increased $0.5 million, from $7.4 million for the three months ended September 30, 1997 to $7.9 million for the three months ended September 30, 1998. The $0.5 million increase in interest expense is attributable to the interest payments on the 8 7/8% Senior Notes.

  Interest Income

       Total interest and other income increased $1.0 million, from $1.0 million for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998 as a result of the investment of excess cash balances.

  Other Expense

       In March 1998, the Company changed the accounting for its interest rate swap agreement from a hedge of an anticipated transaction to a trading security resulting in a loss charged against earnings of approximately $2.5 million. This change in classification required the Company to record the payable related to the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the 1998 Senior Notes Offering. The interest rate swap agreement is marked to market on a monthly basis. For the three months ended September 30, 1998, the Company recognized approximately $599,000 in expense from the mark-to-market of the interest rate swap.

  EBITDA

       EBITDA increased $0.5 million, from $5.4 million for the three months ended September 30, 1997 to $5.9 million for the three months ended September 30, 1998. EBITDA attributable to Carriers' Carrier Services increased $2.6 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. EBITDA attributable to Retail Services was $(1.6) million for the three months ended September 30, 1998 compared to $0.4 million for the three months ended September 30, 1997. EBITDA attributable to Retail Services decreased from 2.0% of revenues for the three months ended September 30, 1997 to (4.9)% for the three months ended September 30, 1998. This decrease was primarily due to (i) increased costs associated with the local resale product, (ii) increased costs associated with the expansion of new sales offices and network facilities and (iii) the employment of additional support personnel to position this segment for growth and expansion. The Company expects a continued decrease in EBITDA and EBITDA as a percentage of revenue for the Retail Services business through the remainder of 1998 and 1999 as the Company continues to position itself for future operations through the expansion of its products and markets.

  NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

  Revenues

       Total revenue increased $40.4 million (48.8%), from $82.8 million for the nine months ended September 30, 1997 to $123.2 million for the nine months ended September 30, 1998. Revenues from Retail Services increased $25.5 million (41.7%), from $61.2 million for the nine months ended September 30, 1997 to $86.7 million for the nine months ended September 30, 1998. This increase was attributable to an increase in business customers to over 10,000 as of September 30, 1998, continued geographic and product expansion, growth in local lines in service, growth in long distance minutes of use and stability in the rate of revenue loss from lost customers from period to period. Additionally, revenues attributable to the IT Group Communications acquisition amounted to approximately $1.5 million during the nine months ended September 30, 1998. The Company anticipates that, during the fourth quarter of 1998, revenue attributable to the Retail Services segment may decrease slightly as a result of reduced long-distance minutes of usage by business customers during the holiday season. Revenues from Carriers' Carrier Services increased $14.9 million (69.0%), from $21.6 million for the nine months ended September 30, 1997 to $36.5 million for the nine months ended September 30, 1998. This increase was attributable to increasing demand for bandwidth, continued owned and operated route expansions and by the Company's growing reputation for network availability, service and reliability. The Company expects to see increased competition for price and primary route segments as more competitors enter the market during the remainder of 1998 and 1999. The Company believes that this pressure will be at least partially offset by the increasing demand for bandwidth, especially for higher OC-N applications.

  Cost of Services

       Total cost of services increased $19.3 million, from $39.3 million for the nine months ended September 30, 1997 to $58.6 million for the nine months ended September 30, 1998. Cost of services for Retail Services increased $17.0 million, from $36.5 million for the nine months ended September 30, 1997 to $53.5 million for the nine months ended September 30, 1998. Cost of services as a percentage of revenue for Retail Services increased slightly to 62% for the nine months ended September 30, 1998 from 60% for the nine months ended September 30, 1997. This increase was primarily due to an increase in revenues generated by sales of local services on a resale basis, which has a significantly higher cost of sales compared to facilities-based local services. The Company expects this upward pressure on cost of sales to lessen
  over time as the Company provides more facilities-based local service.   Cost
  of services attributable to Carriers' Carrier Services increased $2.3 million, from $2.8 million for the nine months ended September 30, 1997 to $5.1 million for the nine months ended September 30, 1998. The increase in cost of services for the Carriers' Carrier Services was primarily attributable to costs associated with the expansion of the Company's network from 6,300 owned and operated and managed, monitored and marketed route miles to approximately 7,000 owned and operated and managed, monitored and marketed route miles.
  Cost of
  services as a percentage of revenue for Carriers' Carrier Services increased to 14% for the nine months ended September 30, 1998 from 13% for the nine months ended September 30, 1997.

  Selling, Operations and Administration Expense

       Total selling, operations and administration expense increased $19.2 million, from $27.1 million (32.7% as a percentage of revenue) for the nine months ended September 30, 1997 to $46.3 million (37.6% as a percentage of revenue) for the nine months ended September 30, 1998. Selling, operations and administration expense attributable to Retail Services increased $14.6 million, from $21.1 million for the nine months ended September 30, 1997 to $35.7 million for the nine months ended September 30, 1998, which represented an increase from 34% to 41% as a percentage of revenue. This increase resulted primarily from employment of additional sales, information services and provisioning personnel to support the Company's continued geographical market and product expansion as well as cost associated with the opening of new offices. Selling, operations and administration expense attributable to Carriers' Carrier Services increased $4.6 million, from $6.0 million for the nine months ended September 30, 1997 to $10.6 million for the nine months ended September 30, 1998, representing an increase from 28% to 29% as a percentage of revenue. The increase in selling, operations and administration expenses for the Carriers' Carrier Services was due primarily to the hiring of additional personnel in connection with the Company's expansion of its fiber optic network. The Company expects selling, operations and administration expense to continue to increase as a percentage of revenue through the end of 1999 as new offices are opened and the Company continues to expand its products, markets and fiber optic network and adds new personnel.

  Depreciation and Amortization

       Total depreciation and amortization expense increased $8.6 million, from $12.8 million for the nine months ended September 30, 1997 to $21.4 million for the nine months ended September 30, 1998. Retail Services accounted for $3.2 million of the increase, which was primarily related to installation of new telephony and office equipment. Carriers' Carrier Services accounted for $5.4 million of the increase, which was primarily due to the continued expansion of the fiber optic network operations. The Company expects depreciation and amortization expense to continue to increase through the remainder of 1998 and through 1999 as new facilities are added and the fiber optic network is expanded.

  Interest Expense

       Total interest expense increased $8.4 million, from $14.9 million for the nine months ended September 30, 1997 to $23.3 million for the nine months ended September 30, 1998. The $8.4 million increase was attributable to interest payments on the 11% Senior Notes and the 8 7/8% Senior Notes.

  Interest Income

       Total interest income increased $5.5 million, from $1.9 million for the nine months ended September 30, 1997 to $7.4 million for the nine months ended September 30, 1998 as a result of the investment of excess cash balances.

  Other Expense

       In March 1998, the Company changed the accounting for its interest rate swap agreement from a hedge of an anticipated transaction to a trading security resulting in a loss charged against earnings of approximately $2.5 million. This change in classification required the Company to record the payable related to the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the 1998 Senior Notes Offering. The loss, charged against earnings, was approximately $2.5 million. The interest rate swap agreement is marked to market on a monthly basis. For the nine months ended September 30, 1998, the Company recognized approximately $2.8 million in expense from the mark to market of the interest rate swap.

  Extraordinary Loss

       The Company incurred a pre-tax extraordinary loss of $10.6 million ($8.4 million after tax) related to the redemption of $70 million of the 11% Senior Notes consisting of $7.7 million redemption premium and a $2.9 million write-off of related debt-issuance costs during the nine months ended September 30, 1998. In March 1997, the Company incurred a pre-tax extraordinary loss of $818,572 ($507,515 after tax) from write-off of unamortized debt issuance costs related to the bridge facility refinancing of the Gulf States indebtedness of approximately $41.6 million.

  EBITDA

       EBITDA increased $1.8 million, from $16.5 million for the nine months ended September 30, 1997 to $18.3 million for the nine months ended September 30, 1998. EBITDA attributable to Carriers' Carrier Services increased $8.0 million for the nine months ended September 30, 1998 compared to nine months ended September 30, 1997. EBITDA attributable to Retail Services decreased from 6.0% of revenues for the nine months ended September 30, 1997 to (2.9)% of revenues for the nine months ended September 30, 1998, primarily due to increased costs associated with the opening of new sales offices, increased sales of the Company's local resale product and the employment of additional support personnel to position this segment for growth and expansion. The Company expects that EBITDA for Retail Services will continue to decline through the remainder of 1998 and 1999 as the Company opens additional sales offices, expands its product offerings and continues its geographic expansion of its fiber optic network.

  Liquidity and Capital Resources

       The Company generated net cash from operating activities of $8.4 million and $7.2 million for the nine months ended September 30, 1998 and 1997, respectively. The components of cash flows from operations (consisting of net loss adjusted for depreciation, amortization, deferred income taxes, pre-acquisition loss, extraordinary item-loss on extinguishment of debt and other) totaled $2.4 million for the nine months ended September 30, 1998, compared to $5.8 million for the nine months ended September 30, 1997. Changes in working capital provided $6.0 million for the nine months ended September 30, 1998, resulting primarily from increases in accrued interest, unearned revenue, accrued compensation and other accrued liabilities and accounts payable and a decrease in income tax refund receivable from ITC Holding offset by increases in accounts receivable, income tax refund receivable, inventory and prepaid expenses. Changes in working capital provided $1.4 million for the nine months ended September 30, 1997, primarily due to increases in unearned revenue, accounts payable, accrued compensation and other accrued liabilities and accrued interest offset by increases in accounts receivable, inventory and income tax refunds receivable from ITC Holding.

       Cash used for investing activities was $72.3 million and $87.4 million for the nine months ended September 30, 1998 and 1997, respectively. The Company made capital expenditures of $95.6 million and $25.3 million for the nine months ended September 30, 1998 and 1997, respectively. Of the $95.6 million of capital expenditures for the nine months ended September 30, 1998, $40.0 million related to Carriers' Carrier Services and $55.6 million related to Retail Services. The significant increase in cash used in investing activities between the nine months ended September 30, 1998 and 1997 is attributable to the Company's execution of its business plan as it expands its existing network and facilities. The Company expects its cash flows used in investing activities to continue to increase as the Company continues the buildout of its network infrastructure.

       Cash provided by financing activities was $77.1 million and $105.9 million for the nine months ended September 30, 1998 and 1997, respectively. Cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of net proceeds of $155.2 million from the sale of the 8 7/8% Senior Notes, less $70.0 million repayment of principal on the 11% Senior Notes and $7.7 million premium payment on the early extinguishment of debt, net repayments of other long term debt, proceeds from the issuance of common stock pursuant to option exercise and other financing activities of $0.3 million. Cash provided by financing activities for the nine months ended September 30, 1997 consisted primarily of net proceeds of $193.1 million from the sale of the 11% Senior Notes, $8.2 million of advances received from ITC Holding, less $48.9 million repayment of advances to ITC Holding, net repayments of other long-term debt of $43.3 million, and $3.2 million of other cash used in financing activities.

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

       On May 20, 1998, the Company completed its acquisition of certain assets and liabilities of IT Group Communications, a Jackson, Mississippi-based long distance carrier. The Company issued 177,106 shares of common stock and assumed liabilities of approximately $1.2 million to consummate the transaction. The Company acquired approximately 900 customers, predominately located in Mississippi, and an important network point of presence in Jackson, Mississippi.

       At September 30, 1998, the Company had entered into agreements with vendors to purchase approximately $23.9 million of equipment and services, and for the nine months ended September 30, 1998, had made capital expenditures of $95.6 million. The Company currently estimates that its capital expenditures will total approximately $240.0 million in 1998 and 1999, of which a total of approximately $130.0 million is expected to be incurred in 1998 (inclusive of the $23.9 million in commitments as of September 30, 1998) and approximately $110.0 million is expected to be incurred in 1999. The Company expects to make substantial expenditures thereafter. Capital expenditures will be primarily for the following: (i) continued development and construction of its fiber optic network (including transmission equipment); (ii) continued addition of facilities-based local telephone service to its bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment; (iii) the addition of switching capacity, electrical equipment and additional collocation space in connection with the expansion of the Company's ISP local telecommunications services; (iv) market expansion; and (v) infrastructure enhancements, principally for information systems. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in the Company's industry.

       On November 5, 1998, the Company completed a private offering of $125 million of 9 3/4% Senior Notes due 2008 (the "9-3/4% Senior Notes"), yielding net proceeds of approximately $122 million. The Company intends to use the net proceeds from the private offering primarily to fund market expansion, the on-going development and construction of the Company's fiber optic network, product development and general corporate purposes. Concurrently with the 9-3/4% Senior Notes, the Company amended its secured revolving credit facility with NationsBank, N.A. (the "Credit Facility"), to permit the issuance of and payments on the 9-3/4% Senior Notes, and to maintain the lenders' commitment under the Credit Facility at $50 million (which otherwise would have been reduced to $12.5 million as a result of the offering.) No amounts are outstanding under the Credit Facility.

       The Company may require additional capital to fund its growth, as well as to fund continued operating losses and working capital. The Company believes that cash on hand, including the proceeds from the 9-3/4% Senior Notes
  offering, cash flow from operations and   borrowings under the Credit Facility
  (subject to compliance with applicable covenants), will provide sufficient funds to enable the Company to expand its business as currently planned through the second quarter of 2001, after which the Company may need to seek additional financing to fund capital expenditures and working capital. If the Credit Facility or other sources of funds are unavailable, the Company may not have a ready source of liquidity. In the event that the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund the Company's currently planned growth and operations. In addition, if the Company successfully completes any acquisitions, the Company may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. There can be no assurance that the Company will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to the Company. Inability to generate or obtain sufficient funds would result in delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company.

       Although the Company's liquidity has improved, the Company's level of indebtedness and debt service obligations significantly increased as a result of the Company's issuance of the 11% Senior Notes, the 8-7/8% Senior Notes and the 9-3/4% Senior Notes. The successful implementation of the Company's strategy, including expansion of its network and obtaining and retaining a significant number of customers, and significant and sustained growth in the Company's cash flow are necessary for the Company to be able to meet its debt service requirements. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to improve its earnings before fixed charges, or to meet its debt service obligations and working capital requirements. The ability of the Company to meet its obligations will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors.

       The Year 2000 Issue. The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using ''00'' as the year 1900 rather than the year 2000.
  This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

       To date, the Company has received and analyzed responses from a substantial majority of its major vendors and service providers. The Company has also received responses from approximately one fifth of its customers to which inquiries were sent, which includes its major Carrier's Carrier and Retail Services customers. Based upon the responses received to date, and assuming contradictory responses are not received in the future from the third parties who have been solicited, the Company believes that its Nortel and Ascend system switches and third party computer operating systems dedicated to the Company's customer service, call detail records and billing systems either already are Year 2000 compliant or will be by end of 1998. The Company is in the process of investigating, and intends to closely monitor, the Year 2000 readiness of the three public utilities that own and operate approximately 3,200 miles of the Company's approximately 7,000-mile fiber optic network. Two of these utilities have indicated that they intend to be Year 2000 compliant by year-end and one has stated that its goal is to be compliant by mid-1999. The Company has been informed by the financial institutions that provide services to the Company that they each have undertaken Year 2000 programs and expect to be Year 2000 compliant. The Company's two largest Carrier's Carrier customers, which together represented approximately 10.8% of the Company's consolidated revenues for the nine months ended

  September 30, 1998, have responded that they are on target to be compliant by the end of 1998 in one case, and the second quarter of 1999 in the other. Of the Company's five largest Retail Services customers, which represented an aggregate of approximately 11.7% of the Company's consolidated revenues for the nine months ended September 30, 1998, four have either informed the Company or made public disclosures to the effect that they have undertaken Year 2000 compliance programs. In addition, the Company has begun to follow up with respect to those entities that have not yet responded to the Company's Year 2000 inquiries.

       Remediation and Testing Phase.  Based upon the results to date of the
       -----------------------------
  Company's assessment efforts, the Company has begun its remediation and testing phase. The activities conducted during this phase are intended to affirmatively address potential Year 2000 problems in the Company-developed computer software in its information technology and non-information technology systems and then demonstrate that this software will be made Year 2000 compliant on a timely basis. In this phase, the Company first evaluates a program application and, if a potential Year 2000 problem is identified, steps are taken to remediate the problem and the application is then individually tested to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. Similar remediation and testing are being undertaken with respect to the hardware and other equipment that runs or is run by the software. After the individual applications and system components have been remediated and tested, integrated testing will be conducted to demonstrate functional integrated systems operation. The Company intends to complete this phase by the second quarter of 1999. After the Company completes its internal, integrated systems testing, it intends to conduct laboratory-simulated integrated systems testing in an effort to demonstrate Year 2000 compliance of the Company's systems as they interface with external systems and equipment of major vendors, third party network providers, other material service providers and customers.

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

       Costs Related to the Year 2000 Issue. Through the end of 1998, the
       ------------------------------------
  Company expects to have incurred approximately $1.2 million in costs for its Year 2000 program. The Company currently estimates that it will incur additional expenses during 1999 to complete its Year 2000 compliance work, which are not expected to exceed approximately $800,000. These costs, which may vary from the estimates, have been, and will continue to be, expensed as incurred.

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

       SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after June 15, 1998. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (i) derivative instruments and
  (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. The Company expects to implement SFAS No. 133 for the fiscal year beginning January 1, 2000, and does not expect the adoption of SFAS No. 133 will have a material effect on its consolidated financial statements.

       Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than the Company's 1999 fiscal year. The Company does not expect adoption of this statement to have a material impact on its consolidated financial statements.

  Inflation

       The Company does not believe that inflation has had a significant impact on the Company's consolidated operations.

                                  P A R T  II

                               OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        The Company completed its initial public offering (the "Equity Offering") of its common stock, $.01 par value (the "Common Stock"), on October 29, 1997. The registration statement relating to the Equity Offering (File No. 333-31361) was declared effective by the SEC on October 22, 1997. The managing underwriters of the Equity Offering were Morgan Stanley & Co. and Wheat, First Securities, Inc. The number of shares of Common Stock registered and sold in the Equity Offering was 11,500,000 and the aggregate price of the Equity Offering amount registered and sold was $94,875,000. All shares were sold by the Company. Net proceeds from the Equity Offering were approximately $87.5 million.

        On April 2, 1998, the Company redeemed $70 million principal amount of its 11% Senior Notes, at a redemption price of 111% plus accrued and unpaid interest. In accordance with the indenture pursuant to which the 11% Senior Notes were issued, the redemption price was paid with a portion of the remaining net proceeds from the Equity Offering. The net proceeds from the Equity Offering not used for the redemption (approximately $10 million) were temporarily invested in short-term, interest bearing, investment grade securities. The Company used the remaining proceeds of approximately $10 million during the period from July 1, 1998 to September 30, 1998 to purchase additional equipment for its Retail Services segment operations.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

     10.15.2 Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development and Investment Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc.

     10.35.4 Fifth Amendment to Interconnection Agreement, dated July 22, 1998, by and between DeltaCom, Inc., and BellSouth
               Telecommunications, Inc.

     27.1      Financial Data Schedule

     99.1 Press Releases Related to Private Offering of $125 Million of 9-3/4% Senior Notes Due 2008

   (b) Reports on Form 8-K

       On July 31, 1998, in connection with the two-for-one Stock Split, the Company filed a Current Report on Form 8-K.

    SIGNATURES
    ----------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ITC DELTACOM, INC.
                                   ------------------
                                   (Registrant)


    Date:  November 13, 1998     By:  /s/ Foster O. McDonald
                                      ----------------------
                                          Foster O. McDonald
                                          President


    Date:  November 13, 1998    By:  /s/ Douglas A. Shumate
                                     ----------------------
                                         Douglas A. Shumate
                                         Senior Vice President and
                                           Chief Financial Officer