Form 10-K
period 1998-12-31
ITC DELTACOM INC
filed 1999-03-25
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

          [X]      Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1998

                                       OR

          [_]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from ______ to ______

                        Commission File Number:  0-23252

                               ITC/\DELTACOM, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                                            58-2301135
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


         ITC/\DeltaCom, Inc.
       1241 O.G. Skinner Drive
         West Point, Georgia                                      31833
 ---------------------------------------                    ------------------
(Address of principal executive offices)                        (Zip Code)


      Registrant's telephone number, including area code:  (706) 645-3880

          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                 Title of Class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 15, 1999, is $409,071,581.50. */
                                    -

 The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

   Common Stock, par value $.01 per share, outstanding as of March 15, 1999:

                               51,553,197 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

      None.

*/  Solely for the purposes of this calculation, all directors and executive
-
officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I
          Item 1.      Business...........................................  3
          Item 2.      Properties.........................................  43
          Item 3.      Legal Proceedings..................................  43
          Item 4.      Submission of Matters to a Vote of Security Holders  43
PART II
          Item 5.      Market for Registrant's Common Equity and
                       Related Stockholder Matters........................  44
          Item 6.      Selected Financial Data............................  45
          Item 7.      Management's Discussion and Analysis of Financial
                       Condition and Results Operations...................  47
          Item 7A.     Quantitative and Qualitative Disclosures about
                       Market Risk........................................  69
          Item 8.      Financial Statements and Supplementary Data........  69
          Item 9.      Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure................  69
PART III
          Item 10.     Directors and Executive Officers of the Registrant.  70
          Item 11.     Executive Compensation.............................  73
          Item 12.     Security Ownership of Certain Beneficial Owners
                       and Management.....................................  82
          Item 13.     Certain Relationships and Related Transactions.....  85

PART IV   Item 14.     Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K................................  87

GLOSSARY..................................................................  98

SIGNATURES................................................................  102

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................  F-1

  This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. In addition, members of ITC/\DeltaCom's senior management may, from time to time, make certain forward-looking statements concerning ITC/\DeltaCom's operations, performance and other developments. ITC/\DeltaCom's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth under the caption "Business--Risk Factors" and elsewhere in this Annual Report on Form 10-K, as well as factors which may be identified from time to time in ITC/\DeltaCom's filings with the Securities and Exchange Commission.

  Unless the context suggests otherwise, references in this Annual Report on Form 10-K to "we," "us", "our," and "ITC/\DeltaCom" mean ITC/\DeltaCom, Inc. and its subsidiaries and predecessors. Unless otherwise indicated, dollar amounts over $1 million have been rounded to one decimal place and dollar amounts less than $1 million have been rounded to the nearest thousand. See the "Glossary" appearing elsewhere herein for more detailed definitions of numerous terms used in this Form 10-K.


                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

  ITC/\DeltaCom provides integrated voice and data telecommunication services to mid-sized and major regional businesses in the southern United States and is a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, ITC/\DeltaCom owns, operates and manages an extensive fiber optic network in the southern United States. ITC/\DeltaCom had revenues of approximately $171.8 million for the year ended December 31, 1998, which represents a 50% increase over revenues of $114.6 million for the year ended December 31, 1997.

  ITC/\DeltaCom provides integrated retail telecommunications services to mid-sized and major regional businesses in the southern United States in a single bundled package tailored to the business customer's specific needs. These services include local exchange services, long distance services, 800/888 calling, calling card and operator services, Asynchronous Transfer Mode or ATM, frame relay, high capacity broadband private line services, as well as Internet, Intranet and Web page hosting and development services, and customer premise equipment sales, installation and repair. ITC/\DeltaCom refers to these services collectively as its Retail Services. As of December 31, 1998, ITC/\DeltaCom provided Retail Services to approximately 10,700 business customers. ITC/\DeltaCom currently offers Retail Services in 22 metropolitan areas (including local exchange services in 20 markets) in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina and South Carolina. ITC/\DeltaCom intends to provide a full range of Retail Services in a total of approximately 42 metropolitan areas throughout the southern United States over the next five years. For the year ended December 31, 1998, revenue from the Retail Services was $119.9 million and EBITDA as a percentage of revenue or EBITDA Margin for the Retail Services was (5)%.

  ITC/\DeltaCom provides wholesale long-haul services to other telecommunications carriers, including AT&T Corp., MCI WorldCom, Inc., Sprint Corporation, Qwest Communications International Inc., Cable & Wireless Communications, Inc., Allnet Communications, Inc. d/b/a Frontier Communications Services and IXC Communications, Inc. ITC/\DeltaCom refers to these wholesale long-haul services as its Carriers' Carrier Services. ITC/\DeltaCom's fiber optic network reaches over 80 points of presence, or POPs, in ten southern states, Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. This network extends approximately 7,800 route miles, of which approximately 4,150 miles are owned by ITC/\DeltaCom. The remaining approximately 3,650 miles are owned and operated principally by three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, but are managed and marketed by ITC/\DeltaCom. For the year ended December 31, 1998, revenue from the Carriers' Carrier Services was $51.9 million and EBITDA Margin for the Carriers' Carrier Services was 58%. As of

December 31, 1998, ITC/\DeltaCom had remaining future long-term contract commitments for Carriers' Carrier Services totaling approximately $139.7 million. These contracts expire on various dates through 2008 and are expected to generate approximately $122.4 million in revenues to ITC/\DeltaCom through 2003, of which approximately $34.2 million are expected to be realized in 1999.

  In connection with offering local exchange services, ITC/\DeltaCom has entered into an interconnection agreement with BellSouth Telecommunications, Inc. to (1) resell BellSouth's local exchange services and (2) interconnect ITC/\DeltaCom's network with BellSouth's network for the purpose of immediately gaining access to all of BellSouth's unbundled network elements. ITC/\DeltaCom has also entered into similar interconnection agreements with GTE Corporation for its Alabama market and with Sprint Corporation for Sprint's Florida markets. ITC/\DeltaCom intends to complete interconnection agreements with GTE Corporation, SBC Communications, Inc. and Sprint Corporation for certain other markets that it serves or intends to serve. These agreements allow ITC/\DeltaCom to enter new markets with minimal capital expenditures and to offer local exchange services to its current customer base.

     ITC/\DeltaCom was incorporated in Delaware. ITC/\DeltaCom's principal executive offices are located at 1241 O.G. Skinner Drive, West Point, Georgia 31833, and its telephone number is (706) 645-3880.


HISTORY OF ITC/\DELTACOM

  ITC/\DeltaCom was incorporated in March 1997 as a wholly owned subsidiary of ITC Holding Company, Inc., to acquire and operate ITC Holding's Retail Services and Carriers' Carrier Services businesses. ITC/\DeltaCom acquired such businesses on July 25, 1997 in the Reorganization described below.

  Background. ITC Holding began providing operator and directory assistance services in March 1992 through its subsidiary, Eastern Telecom, Inc., which did business as InterQuest. Carriers' Carrier Services have been offered since April 1992 through Interstate FiberNet, a partnership originally formed by ITC Holding (with a 49% interest) and SCANA Communications, Inc. (with a 51% interest). In August 1994, ITC Holding acquired SCANA's interest in Interstate FiberNet through ITC Transmission Systems II, Inc., a wholly owned subsidiary of ITC Holding. Also in August 1994, ITC Holding and SCANA formed a second partnership, Gulf States FiberNet, to construct and operate a fiber optic route primarily between Atlanta, Georgia and Shreveport, Louisiana with several supplemental spur routes. In a transaction consummated in March 1997 (the "Gulf States Acquisition"), ITC Holding acquired SCANA's 64% partnership interest in Gulf States FiberNet and certain fiber and fiber-related assets, including a significant customer contract for network services in Georgia (the "Georgia Fiber Assets"). Following the Gulf States Acquisition, ITC Holding contributed the remaining 64% interest in Gulf States FiberNet to Gulf States Transmission Systems, Inc., a wholly owned subsidiary of ITC Holding, and the Georgia Fiber Assets to ITC Transmission Systems, Inc., a wholly owned subsidiary of ITC Holding. Several current members of ITC/\DeltaCom's management have been managing the businesses of both Interstate FiberNet and Gulf States FiberNet since their inception.

  In January 1996, through its acquisition (the "DeltaCom Acquisition") of ITC/\DeltaCom Communications Inc., formerly DeltaCom, Inc., ("DeltaCom"), ITC Holding entered the retail long distance business and acquired several fiber optic routes within the state of Alabama that complemented the existing networks operated by Interstate FiberNet, including a fiber optic route from Atlanta, Georgia to Columbus, Georgia, and Gulf States FiberNet. DeltaCom, a provider of telecommunications services since its inception in 1982, provides integrated telecommunications services to mid-sized and major regional businesses primarily in the southern United States. In July 1996,

DeltaCom purchased substantially all of the assets of Viper Computer Systems, Inc. ("ViperNet"), which provides Internet access, Intranet services, Web-hosting and Web page development services to business customers.

  To finance the DeltaCom Acquisition and to refinance existing DeltaCom debt, ITC Holding incurred approximately $74.0 million of indebtedness, which was pushed down to ITC/\DeltaCom (the "DeltaCom Indebtedness"). The aggregate consideration paid by ITC Holding in the Gulf States Acquisition was approximately $27.9 million, of which $10.0 million consisted of an unsecured note (the "SCANA Note") which was repaid in November 1997, and $17.9 million consisted of ITC Holding preferred stock. In connection with the Gulf States Acquisition, Gulf States Transmission borrowed $41.6 million under a bridge credit facility with NationsBank, N.A., to refinance a project loan incurred by Gulf States FiberNet, which was repaid with proceeds from ITC/\DeltaCom's 1997 Notes Offering, as defined below, on July 25, 1997.

  1997 Notes Offering; Redemption. On June 3, 1997, ITC/\DeltaCom completed the sale (the "1997 Notes Offering") of $200.0 million principal amount of its 11% Senior Notes due 2007 (the "1997 Notes"). The net proceeds from the sale of the 1997 Notes, other than the portion of such proceeds invested in U.S. government securities pledged to secure and fund the first six scheduled interest payments on the 1997 Notes, were released to ITC/\DeltaCom upon consummation of the Reorganization described below. On April 2, 1998 ITC/\DeltaCom used approximately $77.7 million of the net proceeds of the initial public offering, as discussed below, to redeem $70.0 million principal amount of the 1997 Notes at a redemption price of 111% of such principal amount, plus accrued and unpaid interest to April 2, 1998. ITC/\DeltaCom recorded a pre-tax extraordinary loss of approximately $10.6 million (approximately $8.4 million after tax), consisting of a $7.7 million premium and a $2.9 million write off of debt issue costs related to the early redemption of this debt.

  Reorganization. On July 25, 1997, ITC Holding contributed to ITC/\DeltaCom in a series of transactions the businesses of Interstate FiberNet, Gulf States FiberNet, DeltaCom and InterQuest. In connection with such transactions, approximately $31.0 million of the $74.0 million of the DeltaCom Indebtedness was forgiven by ITC Holding and contributed to ITC/\DeltaCom as additional equity. Following the Reorganization, ITC/\DeltaCom repaid the remaining $43.0 million of the DeltaCom Indebtedness, accrued interest on all $74.0 million of such indebtedness and the $41.6 million of indebtedness outstanding under the bridge facility and accrued interest thereon with a portion of the net proceeds from the 1997 Notes Offering. On October 20, 1997, as part of a reorganization of the ITC Holding group of companies, ITC Holding transferred all of its assets (other than its stock in ITC/\DeltaCom) and all of its liabilities to another entity (which is now called ITC Holding Company, Inc.) and then merged with and into ITC/\DeltaCom, which was the surviving corporation in the merger. On December 31, 1997, Gulf States Transmission merged with and into Interstate FiberNet, Inc., a wholly owned subsidiary of ITC/\DeltaCom. The foregoing transactions are collectively referred to herein as the "Reorganization."

  Initial Public Offering. On October 29, 1997, ITC/\DeltaCom completed an initial public offering of its common stock, par value $.01 per share, in which it issued 11,500,000 shares at a price of $8.25 per share.

  March 1998 Notes Offering; Modification of Credit Facility. On March 3, 1998, ITC/\DeltaCom completed the sale (the "March 1998 Notes Offering") at a price of 99.9% of $160.0 million principal amount of its 8-7/8% Senior Notes due 2008 (the "March 1998 Notes"). Additionally, ITC/\DeltaCom modified its secured revolving credit facility (the "Credit Facility") to, among other things, reduce available borrowings from $100.0 million to $50.0 million.

  Two-For-One Stock Split. On July 29, 1998, ITC/\DeltaCom announced a two-for-one stock split of its common stock to be effected in the form of a stock dividend. The record date for the stock split was August 18, 1998 and the payment date was September 4, 1998. The common stock began trading giving effect to the stock split on September 8, 1998. All references to number of shares, except shares authorized, and to per share information in this Form 10-K have been adjusted to reflect the stock split on a retroactive basis.

  November 1998 Notes Offering; Modification of Credit Facility. On November 5, 1998, ITC/\DeltaCom completed the sale (the "November 1998 Notes Offering") of $125.0 million principal amount of 9-3/4% Senior Notes due 2008 (the "November 1998 Notes"), yielding net proceeds of approximately $121 million (the November 1998 Notes, the March 1998 Notes and the 1997 Notes are collectively referred to herein as the "Notes"). Additionally, ITC/\DeltaCom modified its Credit Facility to, among other things, permit the issuance of and payment on the November 1998 Notes, and to maintain the lenders' commitment under the facility at $50.0 million.

INDUSTRY OVERVIEW

  The long distance and local telecommunications markets are currently undergoing substantial changes, including fundamental changes resulting from the February 8, 1996 enactment of the Telecommunications Act of 1996 (the "Telecommunications Act"), and ITC/\DeltaCom believes that it is well positioned to take advantage of these developments.

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

  Local Services. The market for local exchange services consists of a number of distinct service components. These service components are defined by specific regulatory tariff classifications including:

 . local network services, which generally include basic dial tone, enhanced calling features and data services (dedicated point-to-point and frame relay service)
 . network access services, which consist of access provided by local exchange carriers to long distance network carriers
 . short-haul long distance network services, which include intraLATA long distance calls and
 . other varied services, including the publication of "white page" and "yellow page" telephone directories.

  Industry sources have estimated that the 1997 aggregate revenues for all local exchange carriers approximated $104 billion. Until recently, there was virtually no competition in the local exchange markets, particularly for local network and network access services.

  Since 1984, several factors have served to promote competition in the local exchange market, including:

 . rapidly growing customer demand for an alternative to the local exchange carrier monopoly, spurred partly by the development of competitive activities in the long distance market

 . advances in the technology for transmission of data and video, which require significant capacity and reliability levels

 . the development of fiber optics and digital electronic technology, which reduced network construction costs while increasing transmission speeds, capacity and reliability as compared to copper-based networks

 . the significant access charges interexchange carriers are required to pay to local exchange carriers to access the local exchange carriers' networks, and

 . a willingness on the part of legislators to enact and regulators to enforce legislation and regulations permitting and promoting competition in the local exchange market.

  In particular, the Telecommunications Act requires all local exchange carriers to "unbundle" their local network offerings and allow other providers of telecommunications services to interconnect with their facilities and equipment. Most significantly, the incumbent local exchange carriers will be required to complete local calls originated by ITC/\DeltaCom's customers and switched by ITC/\DeltaCom and to deliver inbound local calls to ITC/\DeltaCom for termination to its customers, assuring customers of unimpaired local calling ability. ITC/\DeltaCom expects to obtain access to incumbent carrier local "loop" facilities (the transmission lines connecting customers' premises to the public telephone network) on an unbundled basis at reasonable rates. In addition, local exchange carriers are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Local exchange carriers also are required to allow competitors non-discriminatory access to local exchange carrier pole attachments, conduit space and other rights-of-way. Moreover, states may not erect "barriers to entry" of local competition, although they may regulate such competition.

  ITC/\DeltaCom believes that, as a result of continued regulatory and technological changes and competitive trends, competitive local telecommunications companies have substantial opportunities for growth.


BUSINESS STRATEGY

  ITC/\DeltaCom's objectives are to maintain its position as a leading provider of Carriers' Carrier Services and to become a leading provider of Retail Services in the southern United States. ITC/\DeltaCom intends to increase its market share in existing markets and expand into new markets.

The principal elements of ITC/\DeltaCom's business strategy are to:

 . Provide Integrated Telecommunications Services to Its Existing Base of Mid-sized and Major Regional Business Customers.

  By providing additional telecommunications services such as local telephone service to its existing, well-established base of long distance customers, ITC/\DeltaCom expects to be able to increase revenues at relatively low incremental cost. ITC/\DeltaCom believes that bundling a variety of telecommunications services and presenting customers with one fully integrated monthly billing statement for all of those services will allow it to penetrate its target markets rapidly and build customer loyalty. ITC/\DeltaCom believes that there is substantial demand in its target markets among mid-sized and major regional business customers for an integrated package of telecommunications services that meets all of their telecommunications needs.

  ITC/\DeltaCom provides local exchange services by reselling the services of incumbent local exchange carriers and, in some of its markets, by using its own local switching facilities. Over time, ITC/\DeltaCom expects to provide local exchange services by primarily using its own switching facilities and its existing fiber optic network, supplemented by unbundled facilities of incumbent local exchange carriers or other competitive local exchange carriers. To access the unbundled network elements of incumbent local exchange carriers, ITC/\DeltaCom collocates its access nodes in the incumbent local exchange carrier's central office. These access nodes operate in conjunction with our Nortel DMS-500 switches to provide facilities-based local services. As of December 31, 1998, ITC/\DeltaCom had collocated 30 such access nodes. Because access nodes are less expensive to purchase and install than Nortel DMS-500 switches and can be installed more quickly than Nortel DMS-500 switches, ITC/\DeltaCom believes that it will be able to enter new markets at less expense than many of its competitors. At present, ITC/\DeltaCom does not expect to construct intra-city local loop facilities.

 . Leverage Its Extensive Fiber Optic Network.

  ITC/\DeltaCom intends to leverage its extensive fiber optic network, which currently reaches over 80 POPs, by (1) continuing to provide switched and transport services to other communications carriers throughout its region to enable such carriers to diversify their routes and expand their networks;
(2) targeting customers that need to transmit large amounts of data within ITC/\DeltaCom's service region, such as banks and local and state governments; and (3) offering local exchange services to its business customers as part of its integrated package of telecommunications services.

 . Focus on the Southern United States.

  ITC/\DeltaCom intends to continue to focus on the southern United States in order to leverage its extensive telecommunications network in the region. ITC/\DeltaCom believes that its regional focus will enable it to take advantage of economies of scale in management, network operations and sales and marketing. The regional concentration of ITC/\DeltaCom's network also provides an opportunity for improved margins because a high portion of ITC/\DeltaCom's customers' telecommunications traffic originates and terminates within the region. ITC/\DeltaCom also believes that its regional focus will enable it to build on its long-standing customer and business relationships in the region.

 . Build Market Share Through Personalized Customer Service.

  ITC/\DeltaCom believes that the key to revenue growth in its target markets is capturing and retaining customers by emphasizing marketing, sales and customer service. Management believes that customers prefer one company to be accountable for their telecommunications services, and that a consultative, face-to-face sales and service strategy is the most effective method of acquiring and maintaining a high quality customer base. ITC/\DeltaCom seeks to obtain long-term commitments from its business customers by responding rapidly and creatively to their telecommunications needs.

  ITC/\DeltaCom currently operates 23 branch offices in 22 markets in Alabama, Arkansas, Florida, Georgia, Louisiana, Missis sippi, North Carolina and South
Carolina. Each branch office is staffed by personnel capable of marketing all of ITC/\DeltaCom's products and providing comprehensive support to ITC/\DeltaCom's customers. As part of its strategy to continue to grow its retail services business, ITC/\DeltaCom plans to open branch offices in Texas by the end of 1999 and increase its provision of local exchange services to Internet service providers ("ISPs"). In the future, ITC/\DeltaCom expects to expand significantly its direct sales force and open branch offices in additional major and secondary population centers in the southern United States.

 . Expand Its Fiber Optic Network and Switching Facilities.

  ITC/\DeltaCom expects to expand its fiber optic telecommunications network and switching facilities to include additional markets within the southern United States. ITC/\DeltaCom currently owns and operates approximately 4,150 route miles of fiber optic network extending from Florida to Texas and expects to add an additional approximately 700 owned and operated route miles by the end of 1999.

  ITC/\DeltaCom also markets and manages capacity on approximately 3,650 additional network route miles through its strategic relationships principally with public utilities. In addition, ITC/\DeltaCom has a buy-sell agreement with Carolinas Fibernet, LLC, which manages fiber optic facilities in North Carolina and South Carolina. This agreement enables the parties to buy and sell capacity on each other's networks and allows ITC/\DeltaCom to provide customers with access to POPs throughout those states.

  ITC/\DeltaCom believes that, by continuing to combine its owned network with the networks of public utilities and by adding switching facilities throughout its network, it will be able to achieve capital efficiencies and rapidly expand its network in a cost-effective manner.

 . Benefit from the Experience of its Proven Management Team.

  ITC/\DeltaCom's management team consists of experienced telecommunications managers who in the past have successfully implemented a customer-focused long distance telecommunications strategy in the southern United States. Members of the team include Andrew Walker, Chief Executive Officer, Foster McDonald, President, and Douglas Shumate, Chief Financial Officer.


SERVICES AND FACILITIES

  Services. ITC/\DeltaCom currently provides two basic services: (1) Retail Services and (2) Carriers' Carrier Services.

  Retail Services. Retail Services involve the provision of voice, data or video telecommunications services to end users or resellers. Retail Services include:

 . basic long distance services (switched, dedicated, and calling card) . dedicated Internet access
 . Intranet services
 . Web page hosting and development
 . data network solutions (frame relay, ATM, point-to-point)
 . local exchange services and
 . the sale, installation and repair of customer premise equipment.

ITC/\DeltaCom intends to provide additional types of Retail Services in the future and expand the markets in which it offers local services as part of a bundled "one-stop" integrated telecommunications service which will offer customers a wide range of switch-based value-added services. ITC/\DeltaCom's customer-focused software and network architecture permits ITC/\DeltaCom to present its customers with one fully integrated monthly billing statement for the entire package of Retail Services.

  Set forth below are brief descriptions of ITC/\DeltaCom's Retail Services:

     Local Services. ITC/\DeltaCom currently provides local exchange services by
  (1) reselling the services of incumbent local exchange carriers and (2) using its own local switching facilities. Over time, ITC/\DeltaCom expects to provide local services primarily using ITC/\DeltaCom's own switching facilities and existing regional fiber optic network, supplemented by unbundled facilities of incumbent local exchange carriers or other competitive local exchange carriers. ITC/\DeltaCom offers local exchange services in 20 of the 22 markets in which it currently provides Retail Services and expects to offer local services in a total of 30 markets by the end of 1999.

     Long Distance. ITC/\DeltaCom offers a full range of retail long distance services, including traditional switched and dedicated long distance, 800/888 calling, international, calling card and operator services.

     Data Services. ITC/\DeltaCom provides high quality data services to its customers primarily using frame relay switches distributed strategically throughout ITC/\DeltaCom's network, which enables customers to use a single network connection to communicate with multiple sites throughout ITC/\DeltaCom's fiber optic network. ITC/\DeltaCom provides ATM services both on a resale basis and by using its own network, providing data services to customers that need to transmit large amounts of data within ITC/\DeltaCom's service region, such as banks and local and state governments. ITC/\DeltaCom will continue to seek, through strategic business relationships with other providers, to interconnect its fiber optic network with the fiber optic networks of other companies. ITC/\DeltaCom anticipates increased demand for data services in the future, and expects that in the future a larger percentage of its revenues will be derived from the sale of dedicated data services.

     Internet Access, Intranet Services and Web Development. Since its acquisition in 1996 of substantially all of the assets of ViperNet, an Internet access provider and Web page developer for business customers, ITC/\DeltaCom has provided dedicated (frame relay) Internet access and Intranet services, electronic mail, Web page design and Web hosting services. ITC/\DeltaCom expects that mid-sized and larger businesses will require faster Internet access and larger bandwidth in the future, and intends to offer products that will meet that demand.

     ISP Local Telecommunications Services. ITC/\DeltaCom provides local wholesale telecommunications services to ISPs such as primary rate interface connectivity between ITC/\DeltaCom's network and the network of the ISP and equipment collocation services whereby the ISP can collocate its modems, routers and/or network servers with ITC/\DeltaCom's switching facilities.

     Customer Premise Equipment. ITC/\DeltaCom sells, installs and repairs customer premise equipment such as telephones, office switchboard systems and, to a lesser extent, private branch exchanges, or PBX, for customers in the Huntsville, Mobile, Birmingham, Dothan, Florence, Anniston and Montgomery, Alabama; Atlanta and Columbus, Georgia; Baton Rouge, Louisiana; Charlotte, North Carolina; Pensacola, Florida; and Greenville and Columbia, South Carolina markets. ITC/\DeltaCom intends to offer customer premise equipment sales, installation and repair in additional markets in the future, with the goals of (1) enhancing and supporting ITC/\DeltaCom's sale of local and long distance services and (2) enhancing customer retention.

  Carriers' Carrier Services. ITC/\DeltaCom's Carriers' Carrier Services are used by customers, such as major telecommunications carriers and non-facilities based carriers that have switches but do not own transmission facilities, to transport their already-switched traffic between LATAs. Calls being transmitted over a long-haul circuit for a customer are generally routed by the customer through a switch to a receiving terminal in ITC/\DeltaCom's network. ITC/\DeltaCom transmits the signals over a long-haul circuit to the terminal where the signals are to exit ITC/\DeltaCom's network. The signals are then routed by the customer through another switch and to the call recipient through a local exchange carrier. ITC/\DeltaCom provides DS-1, DS-3 and OC-N services. OC-N services are used by ITC/\DeltaCom's customers for very high capacity inter-city connectivity and specialized high speed data networking. The interface between ITC/\DeltaCom's network and the customer's facilities is by either local exchange carrier or a direct connection between ITC/\DeltaCom's network and the facilities of the customer. ITC/\DeltaCom typically bills the customers a fixed monthly rate depending on the capacity and length of the circuit, regardless of the amount the circuit is actually used.

  Facilities. ITC/\DeltaCom owns or manages approximately 7,800 route miles of a high quality fiber optic network which covers portions of ten states in the southern United States and extends to over 80 POPs. These POPs are located in almost all major population centers in the areas covered by the fiber optic network and in a significant number of smaller cities where ITC/\DeltaCom's only competitor is the incumbent local exchange carrier.

  ITC/\DeltaCom owns approximately 4,150 route miles of its fiber optic network, which ITC/\DeltaCom has built or acquired since 1992. In addition, ITC/\DeltaCom has strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which ITC/\DeltaCom markets, sells and manages capacity on approximately 3,650 route miles of network owned and operated by the utilities.

  In addition, ITC/\DeltaCom is able to purchase network capacity to certain cities not covered by ITC/\DeltaCom's owned and managed network in North Carolina and South Carolina pursuant to a buy-sell agreement with Carolinas Fibernet, LLC, which manages fiber optic facilities in North Carolina and South Carolina. This agreement enables the parties to buy and sell capacity on each other's networks at pre-established prices, which are generally favorable to the prices for such capacity available in the open market. Under this agreement, neither party is responsible for network maintenance charges relating to the other party's network.

  ITC/\DeltaCom expects to add approximately 700 owned and operated route miles to its fiber network by the end of 1999 through a combination of construction and long-term dark fiber leases. In addition, as part of its strategy, ITC/\DeltaCom intends to continue to evaluate the potential expansion of its network through a combination of new construction, long-term dark fiber leases and fiber swap transactions, depending on the extent of capital required over the economic life of the fiber assets to be deployed.

  ITC/\DeltaCom's decision to further expand its fiber optic network will be based on various factors, including:

 . the number of its customers in a market
 . the anticipated operating cost savings associated with such construction,
  and
 . any strategic relationships with owners of existing infrastructure (e.g., utilities and cable operators).

Through its strategic relationships with public utility companies, ITC/\DeltaCom believes that it will be able to achieve capital efficiencies in constructing and expanding its fiber optic network in a rapid and cost-effective manner. ITC/\DeltaCom also believes that its fiber optic network, in combination with its personalized approach to customer service, will create an attractive customer-focused platform for the provision of local, long distance and enhanced services.

  ITC/\DeltaCom has implemented electronic redundancy throughout its network, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure. Approximately 51% of ITC/\DeltaCom's owned and operated fiber optic network is also protected by geographically diverse routing, a network design (also called a "self healing ring") which enables traffic to be rerouted to an entirely different fiber optic cable (assuming capacity is available) in the event of a total cable cut. ITC/\DeltaCom is continuing to increase the geographic diversity of its fiber optic network, and expects to have approximately 64% of its network protected in this manner by the end of 1999.

  ITC/\DeltaCom's switching facilities currently consist of a Nortel DMS-250 switch in Arab, Alabama and Nortel DMS-500 switches in the following locations:

 . Anniston and Birmingham, Alabama
 . Ocala, Florida
 . Atlanta, Georgia
 . Gulfport, Mississippi
 . Columbia, South Carolina

The Nortel DMS-500 switches are capable of handling both local and long distance traffic while the Nortel DMS-250 switch is capable on handling long distance only.

  These installations enable ITC/\DeltaCom to market its Retail Services, including local services, on a switch-based facilities basis in, among other markets:

 . Huntsville, Birmingham, Montgomery, and Mobile, Alabama
 . Jacksonville, Ocala and Orlando, Florida
 . Atlanta, Georgia

 . Gulfport, Mississippi
 . Greenville, Columbia and Charleston, South Carolina
 . Charlotte, North Carolina.

ITC/\DeltaCom expects to place a Nortel DMS-500 switch into service in Greensboro, North Carolina by the end of the first quarter of 1999 and one into service in Montgomery, Alabama by the end of 1999.

  ITC/\DeltaCom intends to place additional switches strategically along its fiber optic network over the next five years. ITC/\DeltaCom also intends to deploy a significant number of Nortel Access Nodes in the majority of the markets, which ITC/\DeltaCom intends to serve. The additional switches and nodes will allow ITC/\DeltaCom to perform local and long distance switching in its markets on a host/remote type relationship to the applicable Nortel DMS-500 switch. The Nortel Access Nodes will be connected to ITC/\DeltaCom's Nortel DMS-500 switching platform, utilizing ITC/\DeltaCom's fiber optic network wherever possible. This networking design, together with the BellSouth interconnection agreement, will enable ITC/\DeltaCom to be a facilities-based provider of local and long distance services in all of the markets that it intends to enter.

  ITC/\DeltaCom is a member of the Associated Communications Companies of America (the "ACCA"), a 9-member trade association that negotiates with carriers for wholesale telecommunications services for its members. The collective buying power of its members enables the ACCA to negotiate as if it were one of the larger long distance providers in the United States.

  ITC/\DeltaCom's data network currently consists of fourteen Ascend 9000 frame relay switches located in:

 . Atlanta (two switches) and West Point, Georgia
 . Birmingham (two switches), Montgomery, Mobile, Anniston (two switches) and
  Arab, Alabama
 . Ocala, Florida
 . Gulfport and Jackson, Mississippi
 . Columbia, South Carolina.

ITC/\DeltaCom's data network connects with BellSouth's and other carriers' frame relay networks to provide nationwide connectivity for ITC/\DeltaCom's customers. ITC/\DeltaCom's Ascend frame relay switches have the capability to provide ATM connectivity, and ITC/\DeltaCom has one ATM connection to the Internet. ITC/\DeltaCom intends to strategically locate additional frame relay and ATM switch sites over the next five years. These frame relay and ATM switches will be collocated with ITC/\DeltaCom's Nortel DMS-500 switches at strategic network facility locations where possible, and will create a data backbone which will support ITC/\DeltaCom's data services.


SALES AND MARKETING

  Retail Services. ITC/\DeltaCom focuses its sales efforts on mid-sized and major regional businesses in the southern United States. ITC/\DeltaCom believes that it can effectively compete for business customers based upon service, product diversity, price and reliability. ITC/\DeltaCom's sales force, composed of direct sales personnel, technical consultants and technicians, markets ITC/\DeltaCom's telecommunications services. ITC/\DeltaCom's management believes that high quality employee training is a prerequisite for superior customer service, and as a result each member of ITC/\DeltaCom's sales force is required to complete ITC/\DeltaCom's intensive training program. ITC/\DeltaCom's marketing strategy is built upon the belief that customers prefer to hold one company accountable for all of their telecommunications services. Each branch office provides technical assistance for its voice, data, Internet and customer premise equipment as required. Customers are assured a single point of contact, 24 hours a day, seven days a week.

  Approximately 160 direct sales personnel conducted marketing of ITC/\DeltaCom's Retail Services to mid-sized and major regional businesses as of December 31, 1998. Such personnel are located in 23 branch offices in 22 markets in the southern United States. ITC/\DeltaCom significantly expanded its sales force in 1998 and expects to continue to expand its direct sales force and open branch offices in additional major and secondary population centers in the southern United States during 1999. ITC/\DeltaCom's sales personnel make direct calls to prospective and existing business customers, conduct analyses of business customers' usage histories and service needs, and demonstrate how ITC/\DeltaCom's service package will improve a customer's communications capabilities and costs. Sales personnel locate potential business customers by several methods, including customer referral, market research, telemarketing and other networking alliances such as endorsement agreements with trade associations and local chambers of commerce. ITC/\DeltaCom's sales personnel work closely with ITC/\DeltaCom's network engineers and information systems consultants to design new service products and applications. ITC/\DeltaCom's branch offices are also primarily responsible for coordinating service and customer premise equipment installation activities. Technicians survey customers' premises to assess power and space requirements, and coordinate delivery, installation and testing of equipment.

  A primary element of ITC/\DeltaCom's Retail Services marketing strategy is to enter into contracts with its customers. Those agreements generally provide for payment in arrears based on minutes of use for switched services and in advance for private line services. The agreements generally also provide that the customer may terminate the affected service without penalty in the event of substantial and prolonged outages arising from causes within ITC/\DeltaCom's control, and for certain other defined causes. Generally, the agreements provide that the customer must utilize at least a minimum dollar amount (measured by dollars or minutes of use) of switched long distance services per month for the term of the agreement.

  In addition, ITC/\DeltaCom markets its business communication services through advertisements, event sponsorships, trade journals, direct mail and trade forums. Because ITC/\DeltaCom intends to distinguish its retail products largely on the convenience of its single communications bundle and the benefits of ITC/\DeltaCom's comprehensive, individualized and innovative customer support, ITC/\DeltaCom believes that advertising will play a larger role in its marketing strategy than it has in the past.

  Carriers' Carrier Services. ITC/\DeltaCom has long-haul circuit contracts with major long distance carriers, including AT&T, MCI WorldCom, Sprint, Qwest, Cable & Wireless, Frontier and IXC. As of December 31, 1998, ITC/\DeltaCom had remaining future long term contract commitments totaling approximately $139.7 million. These contracts expire on various dates through 2008 and are expected to generate approximately $122.4 million in revenues to ITC/\DeltaCom through 2003, of which $34.2 million are expected to be realized in 1999. ITC/\DeltaCom also provides long-haul transmission to customers after contract expiration on a month-to-month basis. ITC/\DeltaCom's long-haul contracts provide for fixed monthly payments, generally in advance. Although sales volumes from particular customers vary from year to year, ITC/\DeltaCom has historically enjoyed high customer retention and circuit renewal rates.

  ITC/\DeltaCom believes that it can continue to compete effectively in the wholesale, carrier-to-carrier market on the basis of price, reliability, state-of-the-art technology, route diversity, ease of ordering and customer service. ITC/\DeltaCom believes that demand for its Carriers' Carrier Services will increase as the incumbent local exchange carriers begin competing in the long distance market.


COMPETITION

  The telecommunications industry is highly competitive. ITC/\DeltaCom competes primarily on the basis of price, availability, transmission quality, reliability, customer service and variety of product offerings. The ability of ITC/\DeltaCom to compete effectively will depend on its ability to maintain high quality services at prices generally equal to or below those charged by its competitors. In particular, price competition in the retail and carrier's carrier long distance markets has generally been intense and is expected to increase. ITC/\DeltaCom's competitors include AT&T, Sprint and MCI WorldCom on an interexchange basis and BellSouth on an intraLATA basis. These companies, among others, have substantially greater financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than ITC/\DeltaCom and utilize more extensive transmission networks than ITC/\DeltaCom. In addition, IXC, Qwest and Williams Communications are constructing nationwide fiber optic systems, including routes through portions of the southern United States. ITC/\DeltaCom will also increasingly face competition in the long distance market from local exchange carriers, switchless resellers, and satellite carriers and may eventually compete with public utilities and cable companies. ITC/\DeltaCom also may increasingly face competition from firms offering long distance data and voice services over the Internet. Such firms could enjoy a significant cost advantage because at this time they do not pay carrier access charges or universal service fees.

  ITC/\DeltaCom's principal competitor for local exchange services will be the incumbent local exchange carrier in the particular market, including BellSouth in virtually all of ITC/\DeltaCom's initial market areas. The incumbent local exchange carriers will enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including their preexisting customer relationship with all or virtually all end users. Furthermore, ITC/\DeltaCom will be highly dependent on the competing incumbent local exchange carrier ("ILEC") for local network facilities and wholesale services required in order for ITC/\DeltaCom to assemble its own local retail products. ITC/\DeltaCom will also face competition from competitive local exchange carriers ("CLEC"), some of whom have already established local operations in ITC/\DeltaCom's target markets. In addition, incumbent local exchange carriers are expected to compete in each other's markets in some cases. BellSouth has plans to provide local services within its geographic region in competition with independent telephone companies. Wireless telecommunications providers may develop into effective substitutes for wireline local telephone service. See "Risk Factors--If We Are Unable To Interconnect With BellSouth and Incumbent Local Exchange Carriers on Acceptable Terms, Our Ability To Offer Local Telephone Services Will Be Adversely Affected."

  Local and long distance marketing is converging as other carriers besides ITC/\DeltaCom offer integrated retail product lines. For example, large long distance carriers such as AT&T, Sprint and MCI WorldCom have begun to offer local services in certain markets and CLEC's typically offer long distance services to their customers. ITC/\DeltaCom also competes with numerous direct marketers and telemarketers and equipment vendors and installers with respect to certain portions of its business.

  Similarly, Regional Bell Operating Companies ("RBOCs") such as BellSouth are now allowed to provide interLATA long distance services outside their home regions, as well as interLATA mobile services within their regions. Under the Telecommunications Act, the RBOCs will be allowed to provide interLATA long distance services within their regions after meeting certain requirements intended to foster opportunities for local telephone competition. The RBOCs already have extensive fiber optic cable, switching, and other network facilities in their respective regions that can be used for their long distance services. BellSouth and other RBOCs are already beginning to take steps toward obtaining approval to provide in-region long distance services. The Federal Communications Communication (the "FCC") forced the withdrawal of the first RBOC request for in-region long distance authority, and has rejected several other applications, including applications by BellSouth to provide interLATA service in South Carolina and Louisiana. However, additional interLATA applications are expected to be filed in 1999. There can be no assurance that such approvals will be delayed until local competition is established.

  A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition faced by ITC/\DeltaCom or ITC/\DeltaCom's carrier customers. For example, WorldCom acquired MCI in September 1998 and

AT&T acquired Tele-Communications, Inc. in March 1999. Merger plans have been announced by SBC and Ameritech as well as Bell Atlantic and GTE. AT&T also announced plans to enter into a joint venture with British Telecommunications plc to combine the international assets and operations of each company, including their existing international networks. In addition, SBC has announced a strategic alliance with Williams Communications Group Inc., a long distance company, pursuant to which the two companies would supply services to each other. The telecommunications market is very dynamic, and additional competitive changes are likely in the future.

REGULATION

  Overview. ITC/\DeltaCom's services are subject to federal, state and local regulation. ITC/\DeltaCom, through its wholly owned subsidiaries, holds various federal and state regulatory authorizations. The FCC exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over certain issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require ITC/\DeltaCom to obtain licenses, permits or franchises in order to use the public rights of way necessary to install and operate its networks.

  Federal Regulation. ITC/\DeltaCom is categorized as a non-dominant carrier by the FCC, and as a result is subject to relatively limited regulation of its interstate and international services. Certain general policies and rules apply, as well as certain reporting requirements, but ITC/\DeltaCom's rates are not reviewed. ITC/\DeltaCom has all the operating authority required by the FCC to conduct its long distance business. As a non-dominant carrier, ITC/\DeltaCom may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required.

  The FCC's role with respect to local telephone competition arises principally from the Telecommunications Act, which became effective February 8, 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Subject to this limitation, however, the state and local governments retain telecommunications regulatory authority. The Telecommunications Act imposes a variety of new duties on local exchange carriers, including non-incumbent local exchange carriers such as ITC/\DeltaCom, in order to promote competition in local exchange and access services. These duties include requirements to:

 . complete calls originated by competing carriers on a reciprocal basis
 . permit resale of services
 . permit users to retain their telephone numbers when changing carriers
 . provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices

  Incumbent local exchange carriers are also subject to additional requirements. These duties include obligations of the incumbent local exchange carriers to:

 . interconnect their networks with competitors
 . offer collocation of competitors' equipment at their premises
 . make available elements of their networks (including network facilities, and capabilities) on non-discriminatory, cost-based terms
 . offer wholesale versions of their retail services for resale at discounted rates

Collectively, these requirements recognize that local exchange competition is dependent upon cost-based and non-discriminatory interconnection with and use of incumbent local exchange carrier networks. Failure to achieve such interconnection arrangements could have an adverse impact on the ability of ITC/\DeltaCom or other entities to provide competitive local exchange services.

Under the Telecommunications Act, incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. In addition, in August 1996, the FCC released a decision (the "Interconnection Decision") implementing the interconnection portions of the Telecommunications Act. The FCC subsequently adopted further specific rules to implement these requirements. The Interconnection Decision has been the subject of significant legal dispute. In January 1999, the U.S. Supreme Court rejected challenges to the Interconnection Decision and affirmed the authority of the FCC to establish rules governing interconnection. ITC/\DeltaCom believes that additional disputes regarding the Interconnection Decision and other related FCC actions are likely.

  There can be no assurance that the FCC's rules, together with rules adopted by state public utility commissions, will be implemented in a manner that will permit local telephone competition to develop to a substantial extent and without significant delays. For example, many new carriers, including ITC/\DeltaCom, have experienced problems with respect to the operational support systems used by new carriers to order and receive network elements and wholesale services from the incumbent local exchange carriers. These systems are necessary for new carriers like ITC/\DeltaCom to provide local service to customers on a timely and competitive basis. The FCC has created a task force to examine problems that have slowed the development of local telephone competition but as yet has taken no enforcement actions. The FCC also will be reconsidering the circumstances in which it is necessary for new carriers to use particular network elements of the incumbent exchange carriers. Any restriction on the availability of network elements could have a materially adverse effect on ITC/\DeltaCom.

  ITC/\DeltaCom has entered into an interconnection agreement with BellSouth. This interconnection agreement currently allows ITC/\DeltaCom to provide local service on either a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using Company-owned facilities. ITC/\DeltaCom and BellSouth have agreed on interim pricing terms for such resale and purchase of unbundled network elements. The terms of the interconnection agreement were approved by the public utilities commissions (the "PUCs") regulating ITC/\DeltaCom's markets. The BellSouth interconnection agreement however does not resolve all operational issues, particularly those relating to the collocation of ITC/\DeltaCom's equipment with that of BellSouth. ITC/\DeltaCom and BellSouth are continuing to negotiate to resolve such issues. ITC/\DeltaCom expects that the BellSouth interconnection agreement will provide a foundation for it to provide local service on a reasonable commercial basis, but there can be no assurance in this regard and important issues remain unsettled. See "Risk Factors--If We Are Unable To Interconnect With BellSouth and Incumbent Local Exchange Carriers on Acceptable Terms, Our Ability To Offer Local Telephone Services Will Be Adversely Affected."

  ITC/\DeltaCom has negotiated similar interconnection agreements with other incumbent local exchange carriers, including interconnection agreements with GTE and Sprint for Alabama and Florida, respectively. However, other carriers who have preceded ITC/\DeltaCom in the negotiation process with certain of these incumbent local exchange carriers have expressed dissatisfaction with some of the terms of their agreements, or with the operational support systems by which they obtain the interconnection they require to provide local services to end users.

  The Telecommunications Act also eliminates previous prohibitions on the provision of interLATA long distance services by the RBOCs and GTE. The RBOCs are permitted to provide interLATA long distance service outside those states in which they provide local exchange service ("out-of-region long distance service") upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act, the RBOCs will be allowed to provide long distance service within the regions in which they also provide local exchange service ("in-region service") on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements intended to open local telephone markets to competition. As of the date hereof, the FCC has not found that any RBOC has met these interconnection requirements. If the FCC does permit BellSouth to provide long distance service in its local service regions before meeting ITC/\DeltaCom's local interconnection needs, BellSouth would be able to duplicate our integrated local and long distance services and could have a significant competitive advantage in marketing those services to its existing local customers.

     The Telecommunications Act also imposes other restrictions on the RBOCs in connection with their entry into the interLATA long distance services market. Among other things, for the first three years (unless extended by the FCC) the RBOCs must pursue such activities only through separate subsidiaries with separate books and records, financing, management and employees. In addition, affiliate transactions with these subsidiaries must be conducted on a non-discriminatory basis.

     In the future, an important element of providing competitive services may be the ability to offer customers high-speed broadband local connections. The FCC is considering a proposal that would allow incumbent local exchange carriers to offer these and other services through separate affiliates, in which case their network elements for providing these services would not need to be made available to us or other competitors. AT&T has announced that it is entering into arrangements with cable companies for the exclusive use of their local networks for broadband telecommunications and several cable companies are offering broadband Internet access over their network facilities. If ITC/\DeltaCom is unable to meet future demands of its customers for broadband local access on a timely basis at competitive rates, ITC/\DeltaCom may be at a significant competitive disadvantage.

  The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC is in the process of implementing access policy changes that overtime are expected to reduce access rates, and hence the cost of providing long distance service, especially to business customers. However, further FCC action in this area is necessary and the full impact of the FCC's decisions will not be known until those decisions are implemented over the next several years.

  In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like ITC/\DeltaCom now pay a fee calculated as a percentage of their revenues to support these goals. Certain individual states are also implementing universal service funds. The full implications of these decision also remain uncertain and subject to change.

  In addition, the FCC continues to consider related questions regarding the applicability of access charge and universal service fees to ISPs. Currently ISPs are not subject to these expenses and the U.S. Court of Appeals for the Eighth Circuit (the "Eighth Circuit") has upheld the FCC's decision not to impose such fees. However, the incumbent local exchange carriers and other parties argue that this exemption unfairly advantages ISPs, particularly when they provide data, voice or other services in direct competition with conventional telecommunications ITC/\DeltaCom is not in a position to determine how these access and universal service matters will be resolved in the future, and whether or not such resolution will be harmful to its competitive position.

  The FCC also imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. There can be no assurance that the FCC or third parties will not raise issues with regard to ITC/\DeltaCom's compliance with applicable laws and regulations.

  As a general matter, no assurance is possible regarding how quickly or how adequately ITC/\DeltaCom will be able to take advantage of the opportunities created by the Telecommunications Act. ITC/\DeltaCom could be adversely affected if the court decision reversing some of the new FCC rules, or problems in the related arbitration and negotiation process, result in increasing the cost of using incumbent local exchange carrier network elements or services, or if such actions otherwise result in delays in the implementation of the Telecommunications Act or impediments to the development of local telephone competition.

  The FCC has granted incumbent local exchange carriers certain flexibility in pricing their interstate special and switched access services. Under this pricing scheme, local exchange carriers may establish pricing zones based on access traffic density and charge different prices for access provided in each zone. ITC/\DeltaCom anticipates that the FCC will grant incumbent local exchange carriers increasing pricing flexibility as the number of interconnection agreements and competitors increases. In a pending rulemaking proceeding scheduled for completion soon, the FCC is expected to announce new and more specific policies regarding the conditions and timing under which incumbent local exchange carriers will be eligible for such increased pricing flexibility. There can be no assurance that such pricing flexibility will not place ITC/\DeltaCom at a competitive disadvantage, either as a purchaser of access for its long distance operations, or as a vendor of access to other carriers or end user customers.

  State Regulation. ITC/\DeltaCom is also subject to various state laws and regulations. Most PUCs require providers such as ITC/\DeltaCom to obtain authority from the commission prior to the initiation of service. In most states, including Alabama, Georgia and Florida, ITC/\DeltaCom also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. ITC/\DeltaCom also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and record-keeping requirements.

  Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that PUCs or third parties will not raise issues with regard to ITC/\DeltaCom's compliance with applicable laws or regulations.

  ITC/\DeltaCom has all necessary authority to offer intrastate long distance services in Alabama, Arkansas, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and Wyoming. ITC/\DeltaCom is authorized to provide intrastate long distance service in the state of Arizona while a certificate in that state is pending. An application for authority to provide intrastate long distance is pending in Hawaii. An application will be filed, in the near future, in Alaska. ITC/\DeltaCom seeks authority to provide long distance service in states outside of its target markets to enhance its ability to attract business customers with offices, or whose employees travel, outside of ITC/\DeltaCom's target markets.

  ITC/\DeltaCom now provides local exchange services in its region by reselling the retail local services of the incumbent local exchange carrier in a given territory and, in some established markets, using its own local switching facilities. ITC/\DeltaCom has obtained competitive local exchange carrier certification in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. An application for such authority is pending in Arkansas.

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

  ITC/\DeltaCom also will be affected by state PUC decisions related to the incumbent local exchange carriers despite the recent U.S. Supreme Court decisions upholding the FCC's rule making power under the Telecommunications Act. For example, PUCs have responsibility under the Telecommunications Act to oversee relationships between incumbent local exchange carriers and their new competitors with respect to such competitors' use of the incumbent local exchange carriers' network elements and wholesale local services. PUCs arbitrate interconnection agreements between the incumbent local exchange carriers and new competitors such as ITC/\DeltaCom when necessary. Important issues remain open regarding both the scope of PUC authority in this area and the extent to which PUCs will adopt policies that promote local exchange competition. It is too early to evaluate how these matters will be resolved, or their impact on the ability of ITC/\DeltaCom to pursue its business plan.

  States also regulate the intrastate carrier access services of the incumbent local exchange carriers. ITC/\DeltaCom is required to pay such access charges to originate and terminate its intrastate long distance traffic. ITC/\DeltaCom could be adversely affected by high access charges, particularly to the extent that the incumbent local exchange carriers do not incur the same level of costs with respect to their own intrastate long distance services. In a related development, states also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, incumbent local exchange carriers such as BellSouth advocate the formation of state-level funds that would be supported by potentially large payments by firms such as ITC/\DeltaCom based on their total intrastate revenues. Another issue is use by certain incumbent local exchange carriers, with the approval of PUCs, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or will be addressing various intraLATA dialing parity issues that may affect competition. ITC/\DeltaCom's business could be adversely affected by these or other developments.

  ITC/\DeltaCom also will be affected by how states regulate the retail prices of the incumbent local exchange carriers with which it competes. ITC/\DeltaCom believes that, as the degree of intrastate competition increases, the states will offer the incumbent local exchange carriers increasing pricing flexibility. This flexibility may present the incumbent local exchange carriers with an opportunity to subsidize services that compete with ITC/\DeltaCom's services with revenues generated from non-competitive services, thereby allowing incumbent local exchange carriers to offer competitive services at lower prices than they otherwise could. In a related development, BellSouth is seeking authority to create "CLEC" affiliates that would operate on a much less regulated basis and therefore could provide significant competition in the business market whether or not the traditional BellSouth local business receives more pricing flexibility. Currently, only Kentucky and Tennessee have placed limitations on such CLEC affiliates. ITC/\DeltaCom cannot predict the extent to which these developments may occur or their impact on ITC/\DeltaCom's business.

  Local Government Authorizations and Related Rights of Way. ITC/\DeltaCom is required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights of way. In some municipalities where ITC/\DeltaCom has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the incumbent local exchange carriers do not pay such franchise fees or pay fees that are substantially less than those required to be paid by ITC/\DeltaCom, although the Telecommunications Act requires that in the future such fees be applied in a competitively neutral manner. To the extent that, notwithstanding the Telecommunications Act, competitors do not pay the same level of fees as ITC/\DeltaCom, ITC/\DeltaCom could be at a competitive disadvantage. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that ITC/\DeltaCom remove its facilities or abandon its network in place could have a material adverse effect on ITC/\DeltaCom. In addition, ITC/\DeltaCom would be adversely affected if it is unable to obtain additional authorization for new construction on reasonable terms. Furthermore, open issues exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

  General. The telecommunications market is in a period of substantial change and uncertainty. As the Telecommunications Act and related FCC and state actions are implemented, new issues are likely to arise that can affect ITC/\DeltaCom and its business plan. No assurance can be given that future regulatory developments will not have a materially adverse impact on ITC/\DeltaCom.


DESCRIPTION OF SIGNIFICANT INDEBTEDNESS

Credit Facility

  ITC/\DeltaCom's wholly owned subsidiary, Interstate FiberNet, Inc. (the "Borrower"), has a credit agreement with NationsBank and certain other lenders (the "Credit Agreement"), which provides for a $50.0 million revolving Credit Facility to be used for working capital and other purposes, including capital expenditures and permitted acquisitions. To date, no amounts have been borrowed under the Credit Facility.

  Set forth below is a summary of the material provisions of the Credit Facility. The following summary does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Credit Agreement. Certain capitalized terms used in this description of the Credit Facility are defined at the end of this section while the remaining undefined capitalized terms are defined in the Credit Agreement.

  Amounts drawn under the Credit Facility will bear interest, at the Borrower's option, at either the Base Rate or the LIBOR Rate, plus an Applicable Margin. The Applicable Margin will be an annual rate which will fluctuate based on the Borrower's Total Leverage Ratio and which will be between 0% and 1.125% for Base Rate borrowings and between 1.0% and 2.125% for LIBOR Rate borrowings.

  The Credit Agreement requires the Borrower to repay indebtedness outstanding under the Credit Facility with the net cash proceeds from certain sales of assets by ITC/\DeltaCom, the Borrower or the Borrower's subsidiaries other than in the ordinary course of business and from certain public or private issuances of equity securities or debt securities by ITC/\DeltaCom, the Borrower or the Borrower's subsidiaries. In addition, the amount of credit available to the Borrower under the Credit Agreement would be permanently reduced in the amount and manner required by the Credit Agreement.

  The Borrower's obligations under the Credit Facility are guaranteed by ITC/\DeltaCom and the Borrower's subsidiaries and are secured by a first priority lien on all current and future assets and properties of the Borrower and its subsidiaries, except for certain contract rights and interests in real estate, and by a first priority pledge of the stock of the Borrower and its subsidiaries.

  The Credit Agreement contains negative covenants limiting the ability of the Borrower, the Borrower's current and future subsidiaries and ITC/\DeltaCom to incur debt, create liens, pay dividends, make distributions or stock repurchases, make investments or capital expenditures, change their name, issue capital stock, engage in transactions with affiliates, sell assets, engage in mergers and acquisitions and assume or make guaranties. In addition, the Credit Agreement contains affirmative covenants, including covenants requiring engagement primarily in the business of telecommunications and activities related thereto, compliance with applicable laws, maintenance of corporate existence, licenses, properties and insurance, payment of taxes and performance of other material obligations and the delivery of financial and other information.

  The Credit Agreement restricts the Borrower from declaring and paying dividends or other distributions to ITC/\DeltaCom. However, the Borrower is permitted to pay dividends to ITC/\DeltaCom to pay scheduled cash interest due and payable on:

 . the 1997 Notes, beginning after the sixth scheduled interest payment . the March 1998 Notes
 . the November 1998 Notes

unless at the time of such dividend an event of default (other than an event of default resulting solely from the breach of a representation or warranty) under the Credit Agreement exists or would be caused by such dividend; provided that, with respect to any event of default (other than a payment default, a bankruptcy event with respect to ITC/\DeltaCom, the Borrower or (with respect to the March 1998 Notes and the November 1998 Notes) any Significant Subsidiary of ITC/\DeltaCom, or an event in which any portion of the assets of the Borrower and its subsidiaries that has generated more than 5% of the Operating Cash Flow for the most recently completed twelve-month period shall not be operating for a period in excess of 30 days), the Borrower will not be prohibited for more than 180 consecutive days from paying dividends to ITC/\DeltaCom to pay scheduled cash interest due and payable on the Notes.

  The Credit Agreement also requires the Borrower to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis. The Borrower must maintain:

  (1)  a Total Leverage Ratio no greater than 9.5 to 1.0 through June 30, 1999,
       8.75 to 1.0 from July 1, 1999 to June 30, 2000, 7.5 to 1.0 from July 1,
       2000 to June 30, 2001, 6.0 to 1.0 from July 1, 2001 to June 30, 2002 and
       4.5 to 1.0 from July 1, 2002 and thereafter, provided that compliance with this ratio is not required until such time, if any, as the Borrower obtains an extension of credit under the Credit Agreement;

  (2) a Senior Leverage Ratio no greater than 2.75 to 1.0 through June 30, 2000 and 2.25 to 1.0 from July 1, 2000 and thereafter, provided that compliance with this ratio is not required until such time, if any, as the Borrower obtains an extension of credit under the Credit Agreement;

  (3) an Interest Coverage Ratio no less than 1.50 to 1.0 (or, in the event ITC/\DeltaCom does not redeem 35% of the 1997 Notes within 60 days after the closing date of the Credit Agreement, 1.75 to 1.0) through June 30, 2000 and 1.75 to 1.0 from July 1, 2000 and thereafter, provided that compliance with this ratio is not required until such time, if any, as the Borrower obtains an extension of credit under the Credit Agreement; and

  (4) capital expenditures made by ITC/\DeltaCom, the Borrower and its subsidiaries no greater than $150,000,000 for fiscal year 1998, $130,000,000 for fiscal year 1999, $90,000,000 for fiscal year 2000,
       $60,000,000 for fiscal year 2001 and for each fiscal year thereafter;

provided, that (A) to the extent that less than such amount is used by ITC/\DeltaCom, the Borrower and its subsidiaries for any fiscal year, the limitation on capital expenditures for succeeding fiscal years may be increased by the amount of such unused amount and (B) the Borrower may add 50% of the net proceeds from any issuance of equity by ITC/\DeltaCom, the Borrower, or any of its subsidiaries plus additional $50,000,000 in the aggregate to the maximum amounts set forth above, provided that at the time the Borrower elects to increase the maximum amount by any portion of the foregoing, there exists no default or event of default.

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

  As used in this section:

  "Annualized Operating Cash Flow" means Operating Cash Flow for the six-month period most recently ended, multiplied by two.

  "Interest Coverage Ratio" means, for ITC/\DeltaCom on a consolidated basis for any period, the ratio of Annualized Operating Cash Flow to the aggregate amount of interest due and payable by ITC/\DeltaCom, the Borrower and the Borrower's subsidiaries with respect to Total Debt during such period net of interest on the 1997 Notes funded by pledged securities and Permitted Subordinated Debt, interest income for such period, interest actually paid-in-kind, any one-time facility fees paid in connection with the Credit Facility and in connection with any pre-existing debt of ITC/\DeltaCom, the Borrower or the Borrower's subsidiaries, up to $9.5 million of accrued interest paid by the Borrower to ITC Holding prior to September 17, 1997, one-time prepayment penalties incurred as a result of the extinguishment on the closing date of the Credit Agreement of interest rate protection agreements of the Borrower in an amount not in excess of $2,800,000 and any interest expense associated exclusively with the mark to market on such closing date of interest rate protection agreements of the Borrower in an amount not in excess of $2,800,000.

  "Operating Cash Flow" for any period means the consolidated net income
(loss) of ITC/\DeltaCom, the Borrower and the Borrower's subsidiaries for such period plus the following amounts for such period, to the extent included in the determination of such income (loss): depreciation expense, amortization expense and other non-cash charges reducing income, net interest expense, and income tax expense.

  "Permitted Subordinated Debt" means all debt of the Borrower pursuant to subordinated notes between the Borrower and ITC/\DeltaCom containing certain specified terms and conditions and otherwise acceptable to the administrative agent and a majority of the lenders.

  "Senior Leverage Ratio" means the ratio of Senior Debt (Total Debt minus the aggregate outstanding principal amount, and accrued and unpaid interest, on the Notes plus all permitted subordinated debt) to Annualized Operating Cash Flow.

  "Total Debt" means the aggregate indebtedness of ITC/\DeltaCom for borrowed money on a consolidated basis.

  "Total Leverage Ratio" means at any date, for ITC/\DeltaCom on a consolidated basis, the ratio of Total Debt (net of cash balances in excess of $5,000,000 plus the balance of pledged securities securing the 1997 Notes plus all Permitted Subordinated Debt) on such date to Annualized Operating Cash Flow.


1997 Notes

  On June 3, 1997, ITC/\DeltaCom completed the sale of $200.0 million principal amount of its 1997 Notes. Interest on the 1997 Notes is payable semiannually in cash, on each June 1 and December 1.

  The 1997 Notes are unsubordinated indebtedness of ITC/\DeltaCom, ranking pari passu in right of payment with all of our existing and future unsubordinated indebtedness, including the March 1998 Notes and the November 1998 Notes. At December 31, 1998, approximately $20.0 million of the net proceeds from the sale of the 1997 Notes were being held in a pledged account as security for and to fund the balance of the first six interest payments on the 1997 Notes.

  The 1997 Notes will mature on June 1, 2007. The 1997 Notes are redeemable at our option, in whole or in part, at any time on or after June 1, 2002, initially at 105.5% of their principal amount, declining ratably to 100% of their principal amount, plus accrued interest, on or after June 1, 2004.

  The indenture pursuant to which the 1997 Notes were issued (the "1997 Note Indenture") contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, ITC/\DeltaCom's ability to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If ITC/\DeltaCom fails to comply with these covenants, ITC/\DeltaCom's obligation to repay the 1997 Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the 1997 Note Indenture restricts ITC/\DeltaCom's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits ITC/\ DeltaCom and its subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $100.0 million of additional indebtedness.

  Upon a "Change of Control" of ITC/\DeltaCom (as defined in the 1997 Note Indenture), ITC/\ DeltaCom will be required to make an offer to purchase the 1997 Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.


March 1998 Notes

  On March 3, 1998, ITC/\DeltaCom completed the sale of $160.0 million principal amount of its March 1998 Notes. Interest on the March 1998 Notes is payable semiannually in cash, on each March 1 and September 1.

  The March 1998 Notes are unsubordinated indebtedness of ITC/\DeltaCom, ranking pari passu in right of payment with all of our existing and future unsubordinated indebtedness, including the 1997 Notes and the November 1998 Notes.

  The March 1998 Notes will mature on March 1, 2008. The March 1998 Notes are redeemable at ITC/\DeltaCom's option, in whole or in part, at any time on or after March 1, 2003, initially at 104.4375% of their principal amount, declining ratably to 100% of their principal amount, plus accrued interest, on or after March 1, 2006.

  The indenture pursuant to which the March 1998 Notes were issued (the "March 1998 Note Indenture") contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If we fail to comply with these covenants, our obligation to repay the March 1998 Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the March 1998 Note Indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us and our subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $150.0 million of additional indebtedness.

  Upon a "Change of Control" of ITC/\DeltaCom (as defined in the March 1998
Note Indenture), ITC/\DeltaCom will be required to make an offer to purchase the March 1998 Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

November 1998 Notes

  On November 5, 1998, ITC/\DeltaCom completed the sale of $125.0 million principal amount of its November 1998 Notes. Interest on the November 1998 Notes is payable semiannually in cash, on each May 15 and November 15.

  The November 1998 Notes are unsubordinated indebtedness of ITC/\DeltaCom, ranking pari passu in right of payment with all of our existing and future unsubordinated indebtedness, including the 1997 Notes and the March 1998 Notes.

  The November 1998 Notes will mature on November 15, 2008. The November 1998 Notes are redeemable at ITC/\DeltaCom's option, in whole or in part, at any time on or after November 15, 2003, initially at 104.875% of their principal amount, declining ratably to 100% of their principal amount, plus accrued interest, on or after November 15, 2006.

  The indenture pursuant to which the November 1998 Notes were issued (the "November 1998 Note Indenture") contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If ITC/\DeltaCom fails to comply with these covenants, ITC/\DeltaCom's obligation to repay the November 1998 Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the November 1998 Note Indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us and our subsidiaries to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory and network assets and up to $150.0 million of additional indebtedness.

  Upon a "Change of Control" of ITC/\DeltaCom (as defined in the November 1998
Note Indenture), ITC/\DeltaCom will be required to make an offer to purchase the November 1998 Notes at a purchase price equal to 101% of their principal amount, plus accrued interest.

EMPLOYEES

  As of December 31, 1998, ITC/\DeltaCom had over 1,100 full-time employees, none of whom was represented by a union or covered by a collective bargaining agreement. ITC/\DeltaCom believes that its relationship with its employees is good. In connection with the construction and maintenance of its fiber optic network and the conduct of its other business operations, ITC/\DeltaCom uses third party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

EXECUTIVE OFFICERS

  The following is a list of the executive officers of ITC/\DeltaCom, together with biographical summaries of their experience. The ages of persons set forth below are as of December 31, 1998.

NAME                                     AGE         POSITION(S) WITH COMPANY

Campbell B. Lanier, III                   48         Chairman, Director
Andrew M. Walker                          57         Chief Executive Officer, Director
Foster O. McDonald                        36         President
Douglas A. Shumate                        33         Senior Vice President,
                                                     Chief Financial Officer
Steven D. Moses                           49         Senior Vice President-
                                                     Network Services
J. Thomas Mullis                          55         Senior Vice President-
                                                     General Counsel, Secretary
Roger F. Woodward                         46         Senior Vice President, Sales,
                                                     Marketing and Customer Support
Sara L. Plunkett                          49         Vice President-Finance, Treasurer

  Campbell B. Lanier, III has been Chairman of ITC/\DeltaCom since March 1997. Mr. Lanier also is the Chairman of the Board and Chief Executive Officer of ITC Holding and has served as a director of ITC Holding since its inception in 1985 through a predecessor company. In addition, Mr. Lanier serves as a director of Innotrac Corporation ("Innotrac") (a provider of marketing support services), KNOLOGY Holdings, Inc. ("KNOLOGY") (a broadband telecommunications services company) (formerly known as CyberNet Holding, Inc.), MindSpring Enterprises, Inc. ("MindSpring") (a company that provides Internet services), Vista Eyecare, Inc. (formerly known as National Vision Associates, Ltd.) (a full service optical retailer) and K&G Men's Centers (a discount retailer of men's clothing), Vice Chairman of the Board of AvData Systems, Inc. ("AvData") (a company providing data communications networks) and Chairman of the Board of Powertel, Inc. (formerly InterCel, Inc.) ("Powertel") (a wireless telecommunications services company). He has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

  Andrew M. Walker has been Chief Executive Officer of ITC/\DeltaCom since March 1997and Vice Chairman of the Board of Directors of ITC/\DeltaCom since April 1998. He served as President and Chief Executive Officer of the managing partner of each of Interstate FiberNet and Gulf States FiberNet from November 1994 until March 1997. Mr. Walker has served as a director of KNOLOGY since July 1996, and he served as Chief Executive Officer and President of KNOLOGY from July 1996 to February 1997. Mr. Walker worked for MCI from 1990 to 1994 as Vice President Carrier Services. From 1986 to 1990, Mr. Walker served as a Division President for Telecom*USA, Inc. Prior to 1986, Mr. Walker held different positions with the Christian Broadcasting Network, M/A-Com and Comsat Laboratories.

  Foster O. McDonald has been President of ITC/\DeltaCom since March 1997. He served as President of DeltaCom from January 1991 until March 1997. From February 1996 until March 1997, Mr. McDonald also served as Chief Executive Officer of DeltaCom. From May 1984 through December 1990, Mr. McDonald served as Vice President and General Manager of DeltaCom. He also serves as a director of Brindlee Mountain Telephone Company.

  Douglas A. Shumate has been Senior Vice President and Chief Financial Officer of ITC/\ DeltaCom since March 1997. He served as Chief Financial Officer of the Managing Partners of each of Interstate FiberNet and Gulf States FiberNet from January 1995 until March 1997. From May 1991 to January 1995, he served as Vice President-Finance and Chief Financial Officer of Interstate Telephone Company ("Interstate Telephone"), a local telephone service provider and wholly owned subsidiary of ITC Holding. From December 1986 through April 1991, Mr. Shumate was employed as a C.P.A. at Arthur Andersen LLP.

  Steven D. Moses has been Senior Vice President-Network Services of ITC/\DeltaCom since March 1997. He served as Vice President of Interstate FiberNet from January 1992 until April 1995 and Chief Operating Officer of Interstate FiberNet from April 1995 until March 1997. From May 1991 to January 1992, Mr. Moses served as Director-Special Projects of Interstate Telephone and Valley Telephone Company (a local telephone service provider and a wholly owned subsidiary of ITC Holding).

  J. Thomas Mullis has been Senior Vice President, General Counsel and Secretary of ITC/\ DeltaCom since March 1997. Mr. Mullis served as General Counsel and Secretary of DeltaCom from May 1985 to March 1997 and as Executive Vice President of DeltaCom from January 1994 to November 1996. From November 1996 to March 1997, he also served as Senior Vice President of DeltaCom. From January 1990 to December 1993, Mr. Mullis served as President, General Counsel and Secretary of both Southern Interexchange Services, Inc. (a switched services carrier) and Southern Interexchange Facilities, Inc. (a private line carriers' carrier).

  Roger F. Woodward has been Senior Vice President-Sales, Marketing and Customer Support of ITC/\DeltaCom since March 1997. Mr. Woodward served as Senior Vice President-Sales of DeltaCom from October 1996 until March 1997. From March 1990 until July 1996, Mr. Woodward served in a variety of positions, including Regional Sales Director and Vice President-Sales, with Allnet Communications, Inc., which was acquired by Frontier in August 1995.

  Sara L. Plunkett has been Vice President-Finance and Treasurer for ITC/\DeltaCom since March 1997. She served as Vice President-Finance of DeltaCom from October 1996 until March 1997. From May 1989 through October 1996, she served as Chief Financial Officer of DeltaCom.

RISK FACTORS

  In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in any of our forward-looking statements made by or on behalf of us, whether oral or written. These forward-looking statements can be identified by use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause our actual results to differ materially from those projected in our forward-looking statements.


We expect to continue to have operating losses and negative cash flow after capital expenditures which may result in our failure to meet our working capital and debt service requirements

  As we have implemented our business strategy to expand our telecommunications service offerings, expand our fiber optic network and enter new markets, we have experienced operating losses and negative cash flow after capital expenditures. We expect this will continue during the next several years as we continue to expand our business and make substantial capital expenditures. If we cannot achieve or sustain operating profitability and positive net cash flow, we may not be able to obtain the funds necessary to continue our operations or to repay amounts due on our outstanding indebtedness. We cannot assure you that we will achieve or sustain profitability or positive net cash flow in the future. See "--We May Not Have, or Be Able to Obtain, the Significant Amounts of Capital That We Need to Expand Our Network, Operations and Services as Planned."


We may not have, or be able to obtain, the significant amounts of capital that we need to expand our network, operations and services as planned

  We need significant capital to expand our network, operations and services in accordance with our business plans. We have continued to accelerate expansion of our fiber optic network and our Retail Services segment for which we have made significant capital expenditures. During 1998, we made capital expenditures of approximately $148 million on a consolidated basis. We currently estimate that our capital expenditures will total approximately $125 million in 1999. In addition, we expect to make substantial capital expenditures after 1999 and are in the process of evaluating those requirements. If our estimates are inaccurate and/or we do not have access to the capital that we require, we will need to change our business plans. This could have a material adverse effect on our business, financial condition and results of operations.

  Our planned capital expenditures primarily will be for:

 . continued development and construction of our fiber optic network, including transmission equipment;

 . continued addition of facilities-based local telephone service to our bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment;

 . the addition of switching capacity, electrical equipment and additional collocation space in connection with the expansion of our provision of local telecommunications services to ISPs;

 . market expansion; and

 . infrastructure enhancements, principally for information systems.

  We expect to have sufficient funds to enable us to expand our business as currently planned through the second quarter of 2001. We believe that these funds will be provided by:

 . cash on hand, which amounted to approximately $184.2 million at December 31, 1998;

 . cash flow from operations; and

 . borrowings available under our $50.0 million Credit Facility with NationsBank.

However, we cannot assure you that our capital resources will permit us to fund the planned expansion of our network, operations and services.

  If our current sources of funds are unavailable to fund our business plans, we may need to seek additional funds. These additional funds may come from public and private equity and debt financings, but we cannot assure you that we will be able to obtain any additional funds on a timely basis, on terms that are acceptable to us or at all. Our inability to obtain the capital that we need to implement our current business plans could have a material adverse effect on our business, financial condition and results of operations. See "--Description of Significant Indebtedness."

  After the second quarter of 2001, or sooner if our estimates are not accurate for any reason, we may need to seek additional financing:

 . to fund capital expenditures;

 . for working capital;

 . to fund new business activities related to our current and planned businesses;
  and

 . to acquire, or enter into joint ventures and strategic alliances with, other businesses.

  These additional funds may come from public and private equity and debt financings, or from borrowing from one or more lenders. We cannot assure you that we will be able to obtain any additional funds on a timely basis, on terms that are acceptable to us, or at all. If we cannot generate or obtain these additional funds, we may have to delay or abandon some or all of our future plans or expenditures. This could have a material adverse effect on our business, financial condition and results of operations.

  Our estimate of future capital requirements is a "forward-looking statement" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as:

 . regulatory, technological, or competitive developments;

 . unforeseen delays;

 . cost overruns;

 . changes in demand for our services; and

 . new market developments and opportunities.

We have significant debt and we may be unable to service that debt

  We have significant debt. Set forth below are some of our recent results on a consolidated basis, adjusted to reflect our issuance of the November 1998 Notes as if it had occurred on the date, or at the beginning of the periods, shown.

                                                 Year ended                             Year ended
                                    ------------------------------------  ---------------------------------------
       At December 31, 1998                  December 31, 1997                       December 31, 1998
----------------------------------  ------------------------------------  ---------------------------------------
Indebtedness of $417.9                 Earnings insufficient to cover      Earnings insufficient to cover fixed
million                                fixed charges by $13.7 million            charges by $32.4 million


Stockholders' equity of              EBITDA, as adjusted, less capital       EBITDA, as adjusted, less capital
$118.2 million                       expenditures and interest expense       expenditures and interest expense
                                         of negative $43.5 million              of negative $156.7 million



See "Item 6.  Selected Financial Data."

  We cannot assure you that we will be able to improve our earnings before fixed charges or that we will be able to meet our debt service obligations. We will be in default under the terms of our debt obligations if:

 . we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments or

 . we otherwise fail to comply with the various covenants in our debt obligations. A default would permit the holders of the indebtedness to accelerate its maturity.

  This, in turn, could cause defaults under our other indebtedness and would have a material adverse effect on our business, financial condition and results of operations. See "--Description of Significant Indebtedness."

  Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us in a number of ways, including by:

 . limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

 . limiting our flexibility in planning for, or reacting to, changes in our business;

 . placing us at a competitive disadvantage relative to our competitors who have lower levels of debt;

 . making us more vulnerable to a downturn in our business or the economy generally; and

 . requiring us to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, instead of contributing those funds to other purposes, such as working capital and capital expenditures.

  To be able to meet our debt service requirements we must successfully implement our business strategy. Therefore, we will need to:

 . expand our network;

 . obtain and retain a significant number of customers; and

 . experience significant and sustained growth in our cash flow.

  We cannot assure you that we will successfully implement our business strategy or that we will be able to generate sufficient cash flow from operating activities to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

  If the implementation of our business strategy is delayed or unsuccessful, or if we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing. If we are unable to obtain such financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our indebtedness under circumstances that might not be favorable to realizing the highest price for those assets. A substantial portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including without limitation the success of our business. As a result, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations.


Our current indebtedness contains restrictive covenants

  We are subject to restrictions under:

 . the indenture pursuant to which our $125.0 million principal amount of 9-3/4%
  Senior Notes due November 15, 2008 were issued;

 . the indenture pursuant to which our $160.0 million principal amount of 8-7/8%
  Senior Notes due March 1, 2008 were issued;

 . the indenture pursuant to which our $200.0 million principal amount of 11%
  Senior Notes due June 1, 2007 were issued; and

 . the Credit Facility.

  These restrictions affect, and in certain cases significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to:

 . incur additional indebtedness;

 . create liens;

 . make investments;

 . issue stock; and

 . sell assets.

  The November 1998 Note Indenture, the March 1998 Note Indenture and the 1997
Note Indenture (collectively, the "Indentures") restrict our ability to incur indebtedness, other than indebtedness to finance the acquisition of equipment, inventory or network assets, by requiring compliance with specified leverage ratios. In addition, if and when we borrow funds under the Credit Facility, the Credit Facility will require us to maintain certain financial ratios. We cannot assure you that we will be able to maintain the required ratios following such borrowing. In addition, these restrictive covenants may adversely affect our ability to finance our future operations or capital needs, or to engage in other business activities that may be in our interest. See "--Description of Significant Indebtedness."


We may not be able to manage our growth successfully

  The expansion and development of our business will depend upon, among other things, our ability to:

 . successfully implement our sales and marketing strategy;

 . evaluate markets;

 . design fiber routes;

 . secure financing;

 . install facilities;

 . acquire rights of way;

 . obtain any required government authorizations;

 . interconnect to, and collocate with, facilities owned by incumbent local exchange carriers; and

 . obtain appropriately priced unbundled network elements and wholesale services from the incumbent local exchange carriers.

  These all must be accomplished in a timely manner, at reasonable cost and on satisfactory terms and conditions. Our rapid growth, particularly in the provision of Retail Services, has placed, and the growth we anticipate in our other services may in the future also place, a significant strain on our administrative, operational and financial resources. Our ability to continue to manage our growth successfully will require us to:

 . enhance our operational, management, financial and information systems and controls; and

 . hire and retain qualified sales, marketing, administrative, operating and technical personnel.

  We cannot assure you that we will be able to do so. In addition, as we increase our service offerings and expand our targeted markets, there will be additional demands on customer support, sales and marketing, administrative resources and network infrastructure. These demands will be intensified if we continue to accelerate our expansion plans. Our inability to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition.


Development and expansion of our business, including through acquisitions, is subject to regulatory and market risks

  The successful implementation of our business strategy to provide an integrated bundle of telecommunications services and expand our operations will be subject to a variety of risks, including:

 . competition and pricing;

 . the availability of capital on favorable terms;

 . regulatory uncertainties;

 . operating and technical problems;

 . the need to establish and maintain interconnection and collocation arrangements with incumbent local exchange carriers in our target markets; and

 . the potential difficulties of offering local exchange services.

  In addition, the expansion of our business may involve acquisitions of other telecommunications businesses and assets that, if made, could divert our resources and management time and could require integration with our existing operations. We cannot assure you that any acquisitions could be successfully integrated into our operations or that any acquired business will perform as expected. Our failure to implement our expansion and growth strategy successfully would have a material adverse effect on our business, results of operations and financial condition.


Our business is subject to significant competitive pressures

  Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. For example, prices for long distance services and for data transmission services have declined substantially in recent years. These prices are expected to continue to decline, which will adversely affect our gross margins as a percentage of revenues. In addition, many of our existing and potential competitors have financial, technical and other resources and customer bases and name recognition far greater than our own. We cannot assure you that we will be able to achieve or maintain adequate market share or revenues, or compete effectively in any of our markets.


 . We face intense competition from incumbent local exchange carriers, especially Bellsouth

  Local telephone and intraLATA long distance services substantially similar to those that we offer are also offered by the incumbent local exchange carriers serving the markets that we serve or plan to serve. BellSouth is the incumbent local exchange carrier and a particularly strong competitor in most of these markets. BellSouth and other incumbent local exchange carriers already have relationships with every customer. These carriers may be able to subsidize services of the type we offer from service revenues not subject to effective competition, which could result in even more intense price competition.


 . Other competitors and technologies in our industries may further increase competition

  Providers of long distance services and Carriers' Carrier Services.   We
  -------------------------------------------------------------------
compete with long distance carriers in the provision of interLATA long distance services and Carriers' Carrier Services. The interLATA long distance market consists of three major competitors, AT&T, MCI WorldCom and Sprint. Other companies operate or are building networks in the southern United States and other geographic areas. Our other competitors in the long distance services and Carriers' Carrier Services markets are likely to include RBOCs providing out-of-region and, with the future removal of regulatory barriers, in-region long distance services, other competitive local exchange carriers, microwave and satellite carriers, and private networks owned by large end-users. We also compete with direct marketers, equipment vendors and installers, and telecommunications management companies with respect to certain portions of our business.

  Wireless providers.   In the future, providers of wireless services may offer
  -------------------
products that increasingly become a substitute for, rather than only supplement, a customer's wireline communications services. Competition with providers of wireless telecommunications services may be intense. Many of our potential wireless competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources than our own. In recent years, the FCC has made additional spectrum available through public auction for use in wireless communications, including broadband local loops.

  New transmission technologies.   We also may increasingly face competition
  ------------------------------
from companies offering long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because at present they do not pay carrier access charges or universal service fees. Other competitors are also deploying new transmission technologies in their networks to upgrade capacity and reduce costs. For example, in June 1998, Sprint announced its intention to offer voice, data and video services over its nationwide ATM network, which Sprint anticipates will significantly reduce its cost to provide such services. Sprint plans to bill its customers based upon the amount of traffic carried, without regard to the time required to send the traffic or the traffic's destination. Other advanced networks are being deployed by other carriers.

  Competitive local exchange carriers.   We will face competition in the markets
  ------------------------------------
in which we operate from one or more competitive local exchange carriers operating fiber optic networks, in some cases in conjunction with the local cable television operator. AT&T, MCI WorldCom, Sprint and others have begun to offer local telecommunications services, either directly or in conjunction with other competitive local exchange carriers in certain locations, and are expected to expand that activity as opportunities created by the Telecommunications Act develop. BellSouth has announced plans to provide local service in areas of its region where it is not the incumbent local exchange carrier, and to establish its own less regulated "competitive local exchange carrier" subsidiaries.


 .  Business combinations and strategic alliances may increase competition

  A continuing trend toward business combinations and strategic alliances in the telecommunications industry may further increase competition. For example, the national long distance carrier WorldCom has merged with MCI. WorldCom also has acquired competitive local exchange carriers, including MFS Communications Company, Inc. and Brooks Fiber Properties, Inc. AT&T has acquired another competitive local exchange carrier, Teleport Communications Group Inc., as well as Tele-Communications, Inc., a major cable television operator, and has announced plans to provide services in conjunction with Time Warner Inc. AT&T has also announced plans to enter into a joint venture with British Telecommunications plc to combine the international assets and operations of each company, including their existing international networks. On May 11, 1998, SBC and Ameritech announced their merger which, if approved, would mean that the seven original RBOCs have been reduced to four. Other proposed or completed acquisitions include:

 . Qwest's acquisition of LCI International, Inc. in June 1998 which created the nation's fourth-largest long distance carrier
 . Bell Atlantic's proposed acquisiton of GTE announced in July 1998
 . SBC's proposed strategic alliance with Williams Communcations

  These types of strategic alliances and business combinations could put us at a significant competitive disadvantage.


 . Recent legislation and regulation may also increase competition

  Long distance services.   The Telecommunications Act of 1996 creates the
  -----------------------
foundation for increased competition in the long distance market from the incumbent local exchange carriers. Such competition could affect the successful implementation of our business plans. For example, certain provisions of the Telecommunications Act eliminate previous prohibitions on the provision of both retail and carriers' carrier interLATA long distance services by the RBOCs, subject to compliance by such companies with requirements set forth in the Telecommunications Act and implemented by the FCC. The FCC has rejected RBOC applications to provide interLATA services, including applications from BellSouth covering the states of South Carolina and Louisiana. However, the FCC, states and other parties are actively considering actions that could expedite approval of interLATA service. BellSouth has filed new applications to provide such service in Alabama, Georgia, Kentucky and North Carolina and is expected to apply for authority in other states in the near future. In addition, legislation to relax the interLATA restriction may be considered in Congress. We could be adversely affected if the RBOCs, and particularly BellSouth, are allowed to provide wireline interLATA long distance services within their own regions before local competition is established.

  Broadband local services.   The FCC has proposed new rules that would give the
  -------------------------
major incumbent local exchange carriers more freedom in these areas if they offer such services through separate subsidiaries. Specifically, incumbent local exchange carriers would be allowed to offer advanced data services through such subsidiaries without dominant carrier regulation and without the obligation to make network facilities and services of that affiliate available to competitors. The FCC is expected to take action on this matter during 1999. We are evaluating how such actions would impact our ability to compete with BellSouth and other incumbent local exchange carriers. In a related development, cable operators are beginning to offer customers broadband access to the Internet, and AT&T has made arrangements to acquire the use of such cable network for telecommunications services on an exclusive basis. ITC/\DeltaCom could be adversely affected if in the future it is not able to offer broadband services to certain customers due to limitations on its ability to reach such customers over broadband local network facilities.

  Additional flexibility for incumbent local exchange carriers.   The FCC is
  -------------------------------------------------------------
considering proposed new policies and rules that would grant the incumbent local exchange carriers additional flexibility in the pricing of interstate access services, and states are considering or are expected to consider incumbent local exchange carrier requests for similar regulatory relief with respect to intrastate services. Such flexibility is likely to come first for services offered in the business market. Any pricing flexibility or other significant deregulation of the incumbent local exchange carriers could have a material adverse effect on our business. If the incumbent local exchange carriers are permitted to engage in increased volume and discount pricing practices prior to full competition in local services, or if the incumbent local exchange carriers seek to delay implementation of interconnection by competitors to their networks or charge excessive interconnection fees, our results of operations and financial condition could be adversely affected.

  Access charges; universal service.   We also could be adversely affected by
  ----------------------------------
FCC or state regulatory decisions affecting access charges and universal service. Such decisions could increase our costs of providing service or limit our ability to recover those costs from rates charged to customers. The effect on us would be particularly adverse to the extent that it bears a disproportionate share of these costs compared to its competitors. These matters are the subject of ongoing regulation, and important issues regarding the future of access and universal service charges remain to be resolved.


We face significant challenges in offering local services, including the need to make significant investments and compete with established providers

  We will have to continue to make significant operating and capital investments, and address numerous operating complexities, to implement our local exchange services strategy. We are required to:

 . develop new products, services and systems;

 . develop new marketing initiatives;

 . train our sales force in connection with selling these services; and

 . implement the necessary billing and collecting systems for these services.

  In addition, we expect to continue to face significant pricing and product competition from the RBOCs, whose core business is providing local dial tone service and who are currently the dominant providers of services in their markets. We also will face significant competitive product and pricing pressures from other incumbent local exchange carriers and from other companies like us which attempt to compete in the local services market.

  We also expect that the addition of local service to our bundle of telecommunications services will continue to have a negative impact on our gross margin as a percentage of revenues. This is because the gross margin on the resale of local services through incumbent local exchange carrier facilities is lower than the gross margin on our other lines of business. Gross margin means gross revenues less cost of services.


The long distance transmission industry is subject to pricing pressures and risks of industry over-capacity

  Since shortly after the AT&T divestiture in 1984, the long distance transmission industry generally has experienced over-capacity and declining prices. These trends have exerted downward pressure affecting our Carriers' Carrier Services and we anticipate that prices for our Carriers' Carrier Services will continue to decline over the next several years. Dramatic and substantial price reductions in the long distance industry could force us to reduce our prices significantly, which could have a material adverse effect on our business, financial condition and results of operations.

  We expect these price declines will occur because:

 . some long distance carriers are expanding their capacity generally;

 . other existing long distance carriers and potential new carriers are constructing new fiber optic and other long distance transmission networks in the southern United States, and BellSouth is likely to receive authority to use its excess capacity to market in-region interLATA services;

 . expansion and new construction of transmission networks is likely to create substantial excess capacity relative to demand in the short or medium term. Persons building such lines are likely to install fiber that provides substantially more transmission capacity than will be needed because the cost of the actual fiber is a relatively small portion of the overall cost of constructing new lines;

 . recent technological advances may also greatly expand the capacity of existing and new fiber optic cable; and

 . the marginal cost of carrying an additional call over existing fiber optic cable is extremely low.

  An increase in the capacity of our competitors could adversely affect our business, even if we are also able to increase our capacity. If industry capacity expands so much that available capacity exceeds overall demand along any of our routes, severe additional pricing pressure could develop. See "--Our Business is Subject to Significant Competitive Pressures."

The local and long distance industries are subject to significant government regulation, and the regulations may change

  We are required to obtain authorizations from the FCC and state public utility commissions to offer some of our telecommunications services. We are also required to file tariffs for many of our services and to comply with local license or permit requirements relating to installation and operation of our network. Any of the following could have a material adverse effect on our business, results of operations and financial condition:

 . failure to maintain proper federal and state tariffs;

 . failure to maintain proper state certifications;

 . failure to comply with federal, state or local laws and regulations;

 . failure to obtain and maintain required licenses and permits;

 . burdensome license or permit requirements to operate in public rights-of-way; and

 . burdensome or adverse regulatory requirements or developments.

  In addition, we recently entered the newly-created competitive local telecommunications services industry. The local telephone services market was opened to competition through the passage of the Telecommunications Act in 1996 and subsequent state and federal regulatory actions arising from the Telecommunications Act. Because the FCC and the states are still implementing many of the rules and policies necessary for local telephone competition, and addressing other related issues, it is uncertain how successful the Telecommunications Act will be in creating local competition. There is little practical experience under the decisions that have been made to date. If we are required to change or delay our offering of local services as a result of changes in regulatory requirements, we may experience adverse effects on our business, results of operations and financial condition.


We depend on access service from incumbent local exchange carriers to provide long distance and interexchange private services, and we could be adversely affected if we do not benefit from reduced access charges at least as much as our competitors

  We depend on incumbent local exchange carriers to provide access service for the origination and termination of our toll long distance traffic and interexchange private lines. Historically, charges for such access service have made up a significant percentage of the overall cost of providing long distance service. In 1998, the FCC implemented changes to its interstate access rules that, among other things, have reduced per-minute access charges and substituted new per-line flat rate monthly charges. The FCC also approved reductions in overall access rates, and established new rules to recover subsidies to support universal service and other public policies. Additional access charge adjustments will be implemented in the future. The impact of these changes on us or our competitors is not yet clear. We could be adversely affected if we do not experience access cost reductions proportionally equivalent to those of our competitors. Insofar as new Internet-based competitors continue to be exempt from these charges, they could enjoy a significant cost advantage in this area.


If we are unable to interconnect with Bellsouth and incumbent local exchange carriers on acceptable terms, our ability to offer local telephone services will be adversely affected

  In August 1996, the FCC adopted rules and policies (1) implementing the local competition provisions of the Telecommunications Act and (2) imposing obligations on the incumbent local exchange carriers, including the RBOCs, to enter into interconnection agreements with new competitive entrants like ITC/\DeltaCom. We depend on our interconnection agreements with incumbent local exchange carriers such as BellSouth, GTE and Sprint to:

 . provide local telephone service through access to local loops, termination service and, in some markets, central office switches of such carriers;

 . resell local telephone services that we obtain from the incumbent local exchange carriers on a wholesale basis; and

 . obtain operational support to ensure timely delivery to us of network elements and wholesale services from the incumbent local exchange carriers.


  In January 1999, the U.S. Supreme Court upheld the FCC's authority to adopt and implement these rules, but many aspects of such implementation remain to be determined. For example, the FCC will be reconsidering the circumstances in which it is necessary for new carriers to use particular network elements of the incumbent exchange carriers. Any restriction on the availability of network elements could have a materially adverse effect on ITC/\DeltaCom.

  Incumbent local exchange carriers meet their obligations under the Telecommunications Act through the use of interconnection agreements negotiated with competitive local exchange carriers under regulatory supervision. Such agreements have been the subject of ongoing disputes, and key issues remain open. Our ability to successfully negotiate interconnection agreements on a timely basis and on favorable terms is critical to our ability to provide local services on a competitive and profitable basis. We cannot assure you that we will be able to enter into or renew interconnection agreements that permit us to offer local services at rates that are both profitable and competitive. Any successful effort by the incumbent local exchange carriers to deny or substantially limit our access to their network elements or wholesale services would have a material adverse effect on our ability to provide local telephone services. This would have a material adverse effect on our business, results of operations, and financial condition.

  Our interconnection agreement with BellSouth is our most significant interconnection agreement, enabling us to provide local services in all nine markets in which BellSouth operates. That agreement currently allows us to provide local service on a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without having to buy or build our own facilities. The terms of that interconnection agreement, including interim pricing terms to which we and BellSouth have agreed, have been approved by state regulatory authorities in all states in which BellSouth operates. These interim pricing terms remain subject to review and modification by such authorities. In addition, the BellSouth interconnection agreement does not resolve all operational issues. We and BellSouth are continuing to negotiate to resolve those issues.

  The BellSouth interconnection agreement expires on July 1, 1999. We have begun negotiations with BellSouth to renew the terms of the interconnection agreement. In the event we fail to agree with BellSouth on renewal terms by July 1, 1999, the agreement provides that the parties will continue to exchange traffic under the current agreement until such time as renewal terms, conditions and prices are ordered by a state commission or negotiated by the parties. The new terms, conditions and prices would then be effective retroactive to July 1, 1999. We cannot assure you that we will be able to renew the interconnection agreement with BellSouth on favorable terms, or at all.

  Under the Telecommunications Act, the RBOCs will not be permitted to provide in-region interLATA long distance services until there is adequate competition in the local services industry. This provides some incentive to the RBOCs to provide access to their facilities to competitive new entrants such as ITC/\DeltaCom. We cannot assure you, however, that once BellSouth or other RBOCs are permitted to offer long distance service, they will continue to be willing to enter into interconnection agreements with us that will enable us to provide local services on competitive and profitable terms.


We are dependent upon rights of way and other third party agreements to expand and maintain our fiber optic network

  To construct and maintain our fiber optic network, we have obtained easements, rights of way, franchises and licenses from various private parties, including actual and potential competitors and local governments. We cannot assure you that we will continue to have access to existing rights of way and franchises after the expiration of our current agreements, or that we will obtain additional rights necessary to extend our network on reasonable terms. If a franchise, license or lease agreement were terminated and we were forced to remove or abandon a significant portion of our network, such termination could have a material adverse effect on our business, results of operations, and financial condition. Similarly, our business plans could be adversely affected if our network expansion is hindered through delays or denials of rights of way, easements or related licenses on competitive terms.


We are dependent on our network infrastructure, portions of which we do not own

  Network agreements may be terminated.   We have effectively extended our
  -------------------------------------
network with minimal capital expenditures by entering into marketing and management agreements with three southern public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Under these agreements, which have remaining terms ranging from three to six years, we generally earn a commission based upon a percentage of the gross revenues generated by the sale of capacity on the utility's networks. We also have an agreement to buy and sell capacity with Carolinas Fibernet, which manages fiber optic facilities in North Carolina and South Carolina. Cancellation or non-renewal of any of these agreements could materially adversely affect our business, results of operations, and financial condition.

  Some of our agreements are non-exclusive.   In addition, two of our three
  -----------------------------------------
agreements with the public utility companies are nonexclusive, and we may encounter competition for capacity on the utilities' networks from other service providers that enter into comparable arrangements with the utilities. Any reduction in the amount of capacity that is made available to us could adversely affect us. To the extent that we are unable to establish similar arrangements in new markets, we may be required to make additional capital expenditures to extend our fiber optic network.

  We may experience network equipment failures or cable cuts.   Our business
  -----------------------------------------------------------
also could be materially adversely affected by a cable cut or equipment failure in our fiber optic network. A substantial portion of our owned and managed fiber optic network is not protected by electronic redundancy in the event of a total cable cut. Electronic redundancy enables us to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure.


We are dependent on certain large customers for a significant percentage of our revenues and we cannot assure you that we will be able to retain those customers

  The table below sets forth, for the years ended December 31, 1997 and 1998, the percentage of our consolidated revenues accounted for by our two largest Carriers' Carrier customers and our five largest Retail Services customers.

                                                     Year ended                            Year ended
                                       --------------------------------------  ----------------------------------
                                                 December 31, 1997                     December 31, 1998
                                       --------------------------------------  ----------------------------------
Two largest Carriers' Carrier                  Approximately 12.5% of                Approximately 13.1% of
customers                                      consolidated revenues                 consolidated revenues

Five largest Retail Services                   Approximately 10.0% of                Approximately 8.5% of
customers                                      consolidated revenues                 consolidated revenues

  We cannot assure you that we will be able to retain our customers. The loss of, or a significant decrease of business from, any of our largest customers would have a material adverse effect on our business, results of operations and financial condition.

  For both Carriers' Carrier Services and Retail Services, our customers generally have concurrent arrangements with more than one service provider. This enables our customers to reduce their use of our services and switch to other providers without incurring significant expense. Our agreements with our customers generally provide that the customer may terminate service without penalty in the event of specified types of outages in service and for other defined causes. As of December 31, 1998, our Carriers' Carrier business had remaining future long-term contract commitments totaling approximately $139.7 million. Some of those contractual commitments provide that, if the customer is offered lower pricing with respect to any circuit by another carrier, the customer's commitment to us will be reduced to the extent we do not match the price for such circuit and the customer purchases such circuit from the other carrier.


We are dependent on sophisticated billing, customer service and information systems

  We depend on sophisticated information and processing systems to grow, monitor costs, bill customers, provision customer orders and achieve operating efficiencies. As we increase our provision of dial tone and switched local access services, the need for enhanced billing and information systems will also increase. Our inability to identify adequately all of our information and processing needs, or to upgrade systems as necessary, could have a material adverse effect on our ability to reach our objectives and on our financial condition and results of operations.


Failure to obtain Year 2000 compliance may have adverse effects on us

  The Year 2000 issue is the result of computer programs using two digits, rather than four, to define the applicable year. Because of this programming convention, software, hardware or firmware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures, miscalculations or errors causing disruptions of operations or other business problems, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Our Year 2000 readiness program is described below. However, we cannot know the actual effects of the Year 2000 issue on our business and operations until the Year 2000. If we and/or our major vendors, third party network service providers, and other material service providers and customers fail to adequately address our respective Year 2000 issues in a timely manner, this could have a material adverse effect on our business, results of operations, and financial condition.

  We have undertaken a comprehensive program to address the Year 2000 issue with respect to the following:

 . our information technology and operating systems, including our network switching, customer service, call detail and billing systems;

 . our non-information technology systems, such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology;

 . the systems of our major vendors, third party network service providers and other material service providers, insofar as they relate to our business; and

 . our major Carriers' Carrier and Retail Services customers.

  Our Year 2000 program involves:

 . a wide-ranging assessment of the Year 2000 problems that may affect us;

 . the development of remedies to address the problems discovered in the assessment phase;

 . testing of the remedies; and

 . the preparation of contingency plans to deal with worst case scenarios.

  As part of the assessment phase of this program, we have identified substantially all of the major components of the systems described above. To determine the extent to which those systems are vulnerable to the Year 2000 issue, we:

 . evaluated our internally developed software applications; and

 . made inquiries of substantially all of our significant hardware, software and other equipment vendors, third party network service providers, other material service providers and material customers requesting detailed, written information related to Year 2000 compliance.

  To date, we have received and analyzed responses from a substantial majority of our major vendors and service providers and from our significant Carriers' Carrier and Retail Services customers. We are investigating, and intend to closely monitor, the Year 2000 readiness of the three public utilities that own and operate approximately 3,650 miles of our approximately 7,800-mile fiber optic network. All of those utilities have indicated that they are addressing the issue. In addition, we have begun to follow up with respect to those entities that have not yet responded to our Year 2000 inquiries.

  Based upon the results to date of our assessment efforts, we have begun our remediation and testing phase. We intend to complete this phase by the second quarter of 1999. After we complete our internal, integrated systems testing, we intend to conduct laboratory-simulated integrated systems testing in an effort to demonstrate Year 2000 compliance of our systems as they interface with external systems and equipment of major vendors, third party network providers, other material service providers and customers. We have begun to develop contingency plans to handle our most reasonably-likely worst case Year 2000 scenarios, which have not yet been identified fully. We intend to complete our determination of worst case scenarios after we have received and analyzed responses to substantially all of the inquiries we have made. Following that phase, we intend to develop a timetable for completing our contingency plans.

  Through the end of 1998, we incurred approximately $1.1 million in costs for our Year 2000 program. We currently estimate that, in 1999, we will incur additional expenses which are not expected to exceed approximately $1.0 million to complete our Year 2000 compliance work. These costs, which may vary from the estimates, have been, and will continue to be, expensed as incurred.

We are subject to risks associated with rapid changes in technology

  The telecommunications industry is subject to rapid and significant changes in technology. In addition, we may be required to select in advance one emerging technology over another, but it will be impossible to predict with any certainty, at the time we are required to make our investment, which technology will prove to be the most economic, efficient or capable of attracting customer usage. Unexpected developments, or our failure to adapt to them, could have a material adverse effect on our business, results of operations and financial condition.


Our success depends on our ability to attract and retain key personnel

  Our business is currently managed by a small number of key management and operating personnel. We do not have any employment agreements with, nor do we maintain "key man" insurance on, these employees. The loss of the services of key personnel, or the inability to attract, recruit and retain sufficient or additional qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.


Our operating results could vary significantly from period to period primarily due to high expenses

  Our revenues and operating results could vary significantly from period to period for many reasons, including:

 . significant expenses associated with the construction and expansion of our network and services;

 . competition and regulatory developments;

 . changes in market growth rates for our products and services;

 . availability or announcement of alternative technologies; and

 . general economic conditions.

  These factors and any resulting fluctuations in our operating results will make period to period comparisons of our financial condition less meaningful and could have a material adverse effect on our business, results of operations and financial condition.


We have several large stockholders who may influence our affairs

  As of December 31, 1998, Campbell B. Lanier, III beneficially owned approximately 16% of the outstanding common stock. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." To the extent that Mr. Lanier exercises his voting and investment rights in concert with other stockholders, Mr. Lanier and such other stockholders may be able to exercise control over our business by virtue of their voting power with respect to the election of directors and other actions requiring stockholder approval.

We do not pay dividends

  We have never declared or paid any cash dividends on our capital stock and we do not anticipate paying cash dividends in the foreseeable future. See "Item 5. Market for Registrant's Common Stock and Related Stockholder MattersDividend Policy." Additionally, our Indentures and our Credit

Facility contain restrictions on our ability to pay dividends. See "--Description of Significant Indebtedness."


Several provisions in our certificate of incorporation and bylaws could have effects that conflict with the interests of our stockholders

  Our certificate of incorporation and bylaws and the General Corporation Law of the State of Delaware contain provisions that could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders. In particular, the classification of our Board of Directors may delay or impede the removal of incumbent directors and therefore could have the effect of delaying a change in control. In addition, the Certificate of Incorporation authorizes the Board of Directors to issue shares of our preferred stock, in one or more series, without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. Any such issuances of preferred stock could make it more difficult for a third party to acquire control of us.


The market price of our common stock has fluctuated signficantly

  The market price of our common stock has fluctuated over a wide range since it began trading publicly after our initial public offering in October 1997. The market price may continue to fluctuate in the future. See "Item 5. Market for Registrant's Common Stock and Related Stockholder Matters."

  The market price of our common stock could be subject to significant fluctuations in response to various factors and events, including, among other things,

 . the depth and liquidity of the trading market for our common stock
 . quarterly variations in actual or anticipated operating results and growth rates
 . changes in estimates by analysts
 . market conditions in the industry
 . announcements by competitors
 . regulatory actions and
 . general economic conditions.

  In addition, the stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. These fluctuations have particularly affected the market prices of the stocks of telecommunications companies.

  Any of these events would likely result in a material adverse effect on the market price of our common stock.

ITEM 2.  PROPERTIES.

  ITC/\DeltaCom leases its corporate headquarters space in West Point, Georgia from KNOLOGY. See "Item 13. Certain Relationships and Related Transactions." Construction of ITC/\DeltaCom's new corporate headquarters office in West Point, Georgia is expected to be completed in the second quarter of 1999. ITC/\DeltaCom also owns a switch site in Birmingham, Alabama and leases space for a network operations center and a switch site in Arab, Alabama. ITC/\DeltaCom also leases space for its switch sites in:

 . Columbia, South Carolina
 . Ocala, Florida
 . Gulfport, Mississippi
 . Atlanta, Georgia

  In the third quarter of 1998, ITC/\DeltaCom completed the construction of a multi-service facility in Anniston, Alabama to function as a centralized switching control center for ITC/\ DeltaCom's network and an operator services center. In the fourth quarter of 1998, ITC/\DeltaCom completed the construction of an administrative office in Arab, Alabama.

  ITC/\DeltaCom operates branch offices in:

 . Atlanta (two offices) and Columbus, Georgia
 . Pensacola, Ocala, Orlando and Jacksonville, Florida
 . Columbia, Charleston and Greenville, South Carolina
 . Charlotte, North Carolina
 . New Orleans and Baton Rouge, Louisiana
 . Gulfport and Jackson, Mississippi
 . Little Rock, Arkansas
 . Huntsville, Mobile, Dothan, Florence, Montgomery, Anniston and Birmingham,
  Alabama

The leases for these offices expire from 1999 through 2003.

  As part of its fiber optic network and switched service system, ITC/\DeltaCom owns or leases rights of way, land, office space and towers throughout the southern United States.

  ITC/\DeltaCom owns land and microwave transmission towers at various locations in Alabama.

  ITC/\DeltaCom expects to lease or purchase additional office space and switching and other network facilities in connection with the planned expansion of its telecommunications network system.

  ITC/\DeltaCom believes that all of its properties are well maintained.


ITEM 3.  LEGAL PROCEEDINGS.

  ITC/\DeltaCom is a party to legal proceedings in the ordinary course of its business, including disputes with contractors or vendors, which ITC/\DeltaCom believes are not material to ITC/\ DeltaCom or its business. ITC/\DeltaCom also is a party to regulatory proceedings affecting the relevant segments of the communications industry generally.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Price range of common stock

  ITC/\DeltaCom completed its initial public offering on October 29, 1997, at a price per share of common stock of $8.25. The common stock is traded on The Nasdaq National Market under the symbol "ITCD." The following table sets forth for the periods indicated the high and low sales prices per share of the common stock as reported by The Nasdaq National Market.

1997                                        High      Low
----                                      --------  -------

Fourth Quarter (from October 23, 1997)     $10.188  $ 6.938


1998                                        High      Low
----                                      --------  -------
First Quarter                              $16.625  $ 8.312
Second Quarter                              21.500   13.312
Third Quarter                               25.500   14.500
Fourth Quarter                              20.500    8.500


  On March 22, 1999, the last reported sale price of the common stock on The Nasdaq National Market was $19.375 per share and there were 708 holders of record of the common stock.


Dividend Policy

  ITC/\DeltaCom has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its common stock in the foreseeable future. It is the current policy of the Board of Directors to retain earnings to finance the expansion of ITC/\DeltaCom's operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including ITC/\DeltaCom's earnings, operations, capital requirements, financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. Additionally, the Indentures and the Credit Facility contain restrictions on ITC/\DeltaCom's ability to pay dividends. See "Item 1. Business -- Description of Significant Indebtedness."

Recent Sales of Unregistered Securities

  None.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial and operating data for ITC/\DeltaCom. The selected historical statement of operations data for each of the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the selected historical balance sheet data for the years then ended, have been derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

                                                                      (In thousands, except share data)
                                                                           Year Ended December 31,
                                                                     --------------------------------------
                                             1994(a)(b)         1995               1996(c)            1997(d)(e)         1998
                                           ---------------  ------------  -----------------------  -----------      ------------
Income Statement Data:
Operating revenues                         $     4,946      $     5,751         $    66,518        $   114,590      $   171,838
                                           -----------      -----------         -----------        -----------      -----------
Operating expenses:
 Cost of services                                2,485            3,149              38,756             54,550           82,979
 Selling, operations, and
  administration expense                           948            1,627              18,876             38,255           64,901
 Depreciation and amortization                     738            1,268               6,438             18,332           30,887
                                           -----------      -----------         -----------        -----------      -----------
  Total operating expenses                       4,171            6,044              64,070            111,137          178,767
Operating income (loss)                            775             (293)              2,448              3,453           (6,929)
Equity in losses of
 unconsolidated subsidiaries                       (97)            (258)             (1,590)                 0                0
Interest expense                                  (274)            (297)             (6,173)           (21,367)         (32,828)
Interest and other income (other
 expense)                                           82               41                 172              4,251            7,397
                                           -----------      -----------         -----------        -----------      -----------
Income (loss) before income taxes,
 preacquisition earnings (losses)
 and extraordinary item                            486             (807)             (5,143)           (13,663)         (32,360)
Income tax provision (benefit)                     113             (303)             (1,233)            (3,324)          (6,454)
Preacquisition (earnings) loss                    (236)               0                   0                 74                0
Extraordinary item (net of tax)                      0                0                   0               (508)          (8,436)
                                           -----------      -----------         -----------        -----------      -----------
Net income (loss)                          $       137      $      (504)        $    (3,910)       $   (10,773)     $   (34,342)
                                           ===========      ===========         ===========        ===========      ===========

Basic and diluted net income (loss) per
 common share: (f)
  Before extraordinary loss                      $0.00           $(0.01)             $(0.10)            $(0.26)          $(0.51)
  Extraordinary loss                              0.00             0.00                0.00              (0.01)           (0.16)
                                           -----------      -----------         -----------        -----------      -----------
  Net income (loss)                              $0.00           $(0.01)             $(0.10)            $(0.27)          $(0.67)
                                           ===========      ===========         ===========        ===========      ===========

Basic weighted average common shares
 outstanding (f) (g)                        38,107,350       38,107,350          38,107,350         40,249,816       50,972,361
Diluted weighted average common shares
 outstanding (f) (g)                        38,203,852       38,203,852          38,203,852         40,249,816       50,972,361

Balance Sheet Data:
Working capital (deficit)                  $       255      $      (242)        $     3,415        $   116,446      $   190,118
Total assets                                    20,062           20,922             113,208            386,104          587,517
Long-term debt, advances from ITC
 Holding and capital lease obligations,
 including current portions                      4,014            3,144              75,443            203,889          417,934
Stockholders' equity                            13,761           14,307              19,257            148,266          118,200

Other Financial Data:
Capital expenditures                             3,704            1,806               6,173             43,874          147,842
Cash flows provided by
 operating activities                              979            1,437               8,189              6,302            9,512
Cash flows used in investing
 activities                                     10,704            1,479              72,694             93,854          118,166
Cash flows provided by
 financing activities                           10,102              180              65,150            180,625          198,447
EBITDA, as adjusted (h)                          1,513              975               8,886             21,785           23,958
Ratio of earnings to fixed charges (i)           2.65x               --                  --                 --               --

(a) Through August 17, 1994, ITC/\DeltaCom owned a 49% interest in Interstate FiberNet and accounted for this investment under the equity method. On August 17, 1994, ITC/\DeltaCom purchased the remaining 51% interest in Interstate FiberNet. Interstate FiberNet's revenues and expenses have been included in the consolidated statement of operations effective January 1, 1994, with the preacquisition earnings attributable to the previous owner deducted to determine consolidated net income for 1994.
(b) On August 17, 1994, ITC/\DeltaCom entered into the Gulf States FiberNet partnership. ITC/\ DeltaCom obtained a 36% general partnership interest, and the investment was accounted for under the equity method.
(c) On January 29, 1996, ITC Holding purchased DeltaCom. DeltaCom's results of operations are included in the historical statement of operations data since the date of acquisition. See Note 11 to the consolidated financial statements.
(d) On March 27, 1997, ITC/\DeltaCom purchased the Georgia Fiber Assets. The results of operations for the Georgia Fiber Assets are included in the consolidated statements of operations beginning March 27, 1997. See Note 11 to the consolidated financial statements.
(e) On March 27, 1997, ITC/\DeltaCom purchased the remaining 64% partnership interest in Gulf States FiberNet. Gulf States FiberNet's revenues and expenses have been included in the consolidated statement of operations data effective January 1, 1997 with the preacquisition loss attributable to the previous owner deducted to determine the consolidated net loss for the year ended December 31, 1997. See Note 11 to the consolidated financial statements.
(f) On July 29, 1998, ITC/\DeltaCom announced a two-for-one stock split of its common stock to be effected in the form of a stock dividend. The record date for the Stock Split was August 18, 1998 and the payment date was September 4, 1998. The common stock began trading giving effect to the Stock Split on September 8, 1998. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.
(g) Pursuant to SAB 98, for periods prior to the completion of the initial public offering, basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and nominal issuances of common stock and common stock equivalents, regardless of whether they are anti-dilutive.
(h) EBITDA, as adjusted, represents earnings before extraordinary item, preacquisition (earnings) loss, equity in losses of unconsolidated subsidiaries, net interest, income taxes, depreciation and amortization. EBITDA, as adjusted, is provided because it is a measure commonly used in the industry. EBITDA, as adjusted, is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.
(i) Earnings consist of income before income taxes, plus fixed charges. Fixed charges consist of interest charges and amortization of debt issuance costs and the portion of rent expense under operating leases representing interest (estimated to be one-third of such expense). Earnings were insufficient to cover fixed charges for the years ended December 31, 1995, 1996, 1997 and 1998 by $0.8 million, $5.1 million, $13.7 million and $32.4 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  This Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. In addition, members of ITC/\DeltaCom's senior management may, from time to time, make certain forward-looking statements concerningITC/\DeltaCom's operations, performance and other developments. ITC/\DeltaCom's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth under the caption "Business--Risk Factors" and elsewhere in this Annual Report on Form 10-k, as well as factors which may be identified from time to time in ITC/\DeltaCom's filings with the Securities and Exchange Commission.

  Unless the context suggests otherwise, references in this Annual Report on Form 10-K to the "ITC/\DeltaCom" mean ITC/\DeltaCom, Inc. and its subsidiaries and predecessors. Unless otherwise indicated, dollar amounts over $1 million have been rounded to one decimal place and dollar amounts less than $1 million have been rounded to the nearest thousand.

OVERVIEW

  ITC/\DeltaCom provides integrated voice and data telecommunications services to mid-size and major regional businesses in the southern United States and is a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, ITC/\DeltaCom owns, operates and manages an extensive fiber optic network in the southern United States. ITC/\DeltaCom had revenues of $171.8 million, $114.6 million and $66.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  ITC/\DeltaCom provides wholesale long-haul services through its Carriers' Carrier Services to other telecommunications carriers, including AT&T, Sprint, MCI WorldCom, Qwest, Cable & Wireless, Frontier and IXC. During 1998, ITC/\DeltaCom extended its fiber network approximately 1,500 route miles to approximately 7,800 route miles that consists of approximately 4,150 owned miles and approximately 3,650 managed, monitored and marketed miles. ITC/\DeltaCom's Carriers' Carrier business generated revenues of $51.9 million, $31.0 million and $6.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  ITC/\DeltaCom also provides integrated retail telecommunications services to mid-sized and major regional businesses in a bundled package tailored to the business customer's specific needs. ITC/\DeltaCom's Retail Services include local exchange services; long distance services; 800/888 calling, calling card and operator services; ATM, frame relay and high capacity broadband private line services; Internet, Intranet and Web page hosting and development services; and customer premise equipment sale, installation and repair. At December 31, 1998, ITC/\DeltaCom provided Retail Services to approximately 10,700 business customers in 22 metropolitan areas and had sold approximately 42,000 access lines, of which approximately 32,200 had been installed. ITC/\DeltaCom added seven branch offices, four Nortel DMS-500 voice switches, eight frame relay switches and six ATM switches to its existing network during 1998. ITC/\DeltaCom intends to provide a full range of Retail Services in a total of approximately 42 metropolitan areas throughout the southern United States over the next five years. ITC/\DeltaCom's Retail Services business generated revenues of $119.9 million, $83.6 million and $59.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Company Background. ITC/\DeltaCom was incorporated in March 1997 as a wholly owned subsidiary of ITC Holding to acquire and operate ITC Holding's Retail Services and Carriers' Carrier Services businesses. As discussed in Note 1 to the consolidated financial statements, this reorganization has been accounted for in a manner similar to a pooling of interests.

  ITC/\DeltaCom has provided operator and directory assistance services since March 1992 through InterQuest. Carriers' Carrier Services have been offered since late 1992 through Interstate

FiberNet, a partnership originally formed by ITC Holding (with a 49% interest) and SCANA (with a 51% interest). In August 1994, ITC Holding acquired SCANA's interest in Interstate FiberNet. Also in August 1994, ITC Holding formed a second partnership with SCANA, Gulf States FiberNet, to construct and operate a fiber optic route primarily from Atlanta, Georgia to Shreveport, Louisiana with several supplemental spur routes. In the Gulf States Acquisition, ITC Holding acquired SCANA's 64% partnership interest in Gulf States FiberNet and the Georgia Fiber Assets, which included one customer contract representing $3.5 million in annual revenues through August 2001, the term of the contract. Members of ITC/\DeltaCom's management have been managing the businesses of both Interstate FiberNet and Gulf States FiberNet since their inception.

  In January 1996, as a result of the DeltaCom Acquisition, ITC/\DeltaCom entered the retail long distance business and acquired several fiber optic routes within Alabama that complemented the existing networks operated by Interstate FiberNet and Gulf States FiberNet. DeltaCom, a provider of telecommunications services since its inception in 1982, provides long distance services to mid-sized and major regional businesses in the southern United States.

  Carriers' Carrier. ITC/\DeltaCom provides Carriers' Carrier Services using its owned and managed fiber optic network. This network reaches over 80 POPs in the following ten southern states:

       . Alabama
       . Arkansas
       . Florida
       . Georgia
       . Louisiana
       . Mississippi
       . North Carolina
       . South Carolina
       . Tennessee
       . Texas

  Of the network's approximately 7,800 route miles, approximately 4,150 are Company-owned and operated and approximately 3,650 are owned and operated principally by three public utilities (Duke Power Company, Florida Power & Light Company and Entergy Technology Company) with which ITC/\DeltaCom has marketing and management arrangements. ITC/\DeltaCom's arrangement with Entergy is exclusive. In addition, ITC/\DeltaCom has a buy-sell agreement with Carolinas FiberNet, LLC, which manages fiber optic facilities in North Carolina and South Carolina. This agreement enables the parties to buy and sell capacity on each other's networks and allows ITC/\DeltaCom to provide customers with access to POPs throughout those states.

  In addition, as part of its strategy, ITC/\DeltaCom intends to continue to evaluate the potential expansion of its network through a combination of new construction, long-term dark fiber leases and fiber swap transactions, depending on the extent of capital required over the economic life of the fiber assets to be deployed. To the extent that ITC/\DeltaCom elects to expand its network through long-term leases in lieu of construction or fiber swap transactions, ITC/\DeltaCom expects such leases to have a negative effect on EBITDA, as adjusted; however, ITC/\DeltaCom expects any such expansion of its network would provide opportunities to generate additional revenues, which would partly offset such negative effects. ITC/\DeltaCom expects to add approximately 700 owned and operated route miles to its fiber network by the end of 1999 through a combination of construction and long-term dark fiber leases on various routes.

  ITC/\DeltaCom derives commission revenues from the marketing, sale and management of capacity on the utility-owned portions of ITC/\DeltaCom's network. Negligible incremental costs are associated with these commissions, because ITC/\DeltaCom uses the same marketing and sales force in servicing the utility-owned portions of the network as it does for the portions owned by ITC/\ DeltaCom. ITC/\DeltaCom's commission revenues from these arrangements amounted to approximately $0.2 million, $1.5 million and $3.8 million for the years ended December 31, 1996, 1997 and 1998, respectively. ITC/\DeltaCom expects commissions associated with the utility-owned portions of the network to continue to increase in 1999.

  ITC/\DeltaCom provides wholesale long-haul services to its carrier customers on a "take or pay" long-term basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the "take or pay" or individual circuit contract. As of December 31, 1998, ITC/\DeltaCom had remaining future long-term contract commitments totaling approximately $139.7 million. These contracts expire on various dates through 2008 and are expected to generate approximately $122.4 million in revenues to ITC/\DeltaCom through 2003.

  During 1998, ITC/\DeltaCom accelerated its deployment of dense wave division multiplexing ("DWDM") optronics on high-density routes. ITC/\DeltaCom plans to continue this strategy during 1999 as it strives to increase the efficiency of its network. At December 31, 1998, 51% of ITC/\ DeltaCom's network was protected by self healing rings which is a network design that enables traffic to be rerouted to an alternate fiber optic cable. ITC/\DeltaCom expects to increase the number of routes that are ring protected during 1999 to approximately 64%, as it believes that diverse path routing with automatic switching during catastrophic failure events are key differentiators in the marketplace.

  Retail Services. Retail Services involve the provision of voice, data or video telecommunications services to end users or resellers. Retail Services include:

  Local Services. ITC/\DeltaCom currently provides local service by using its own facilities and by reselling the services of incumbent local exchange carriers. Over time, ITC/\DeltaCom expects to migrate a majority of the local service onto its own facilities. At December 31, 1998, ITC/\DeltaCom offered local exchange services in 20 of the 22 markets in which it provided Retail Services. Local service revenue comprised approximately 40% of all new Retail Services revenues purchased by customers during 1998.

  In connection with offering local exchange services, ITC/\DeltaCom has entered into an interconnection agreement with BellSouth to (1) resell BellSouth's local exchange services and (2) interconnect ITC/\DeltaCom's network with BellSouth's network for the purpose of gaining immediate access to all of BellSouth's unbundled network elements. This agreement allows ITC/\DeltaCom to enter new markets with minimal capital expenditures and to offer local exchange service to its current customer base. The BellSouth interconnection agreement currently allows ITC/\DeltaCom to provide local service on a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using Company-owned facilities. The terms of this interconnection agreement, including interim pricing terms agreed to by ITC/\DeltaCom and BellSouth, have been approved by state regulatory authorities in all states in which BellSouth operates, although they remain subject to review and modification by such authorities. In addition, the BellSouth interconnection agreement does not resolve all operational issues, which issues ITC/\DeltaCom and BellSouth are continuing to negotiate to resolve. ITC/\DeltaCom believes that this interconnection agreement provides a foundation for it to provide local service on a reasonable commercial basis, but there can be no assurance in this regard and important issues remain unsettled as a result of legal and regulatory developments and related matters.

  The BellSouth interconnection agreement expires July 1, 1999. ITC/\DeltaCom and BellSouth are negotiating to renew the terms of this agreement. In the event the parties fail to agree on such renewal terms by July 1, 1999, the agreement provides that the parties will continue to exchange traffic under the current agreement until such time as renewal terms, conditions and prices are ordered by a state commission or negotiated by the parties with such terms, conditions and prices becoming effective retroactive to July 1, 1999. There can be no assurance, however, that ITC/\DeltaCom will be able to renew the BellSouth interconnection agreement under favorable terms, or at all. ITC/\DeltaCom has also entered into similar interconnection agreements with GTE Corp. for its Alabama market and with Sprint Corporation for Sprint's Florida markets and ITC/\DeltaCom intends to complete interconnection agreements with GTE Corp., SBC Communications, Inc. and Sprint Corporation for certain other markets that it serves or intends to serve.

  ITC/\DeltaCom's strategy is ultimately to offer facilities-based local service in a majority of its markets by collocating its equipment with that of BellSouth and other incumbent local exchange carriers with which it has concluded interconnection agreements. ITC/\DeltaCom began collocating its equipment in certain BellSouth central office locations during the first quarter of 1998. As of December 31, 1998, ITC/\DeltaCom had completed physical collocation of switching equipment in 30 BellSouth markets, and was offering its "Unity" product in 16 markets. The Unity product, which ITC/\DeltaCom markets primarily to mid-sized and major regional businesses, utilizes a direct T-1 connection from the customer's location to a Company switch and provides the customer with both local and long distance calling on any of 24 available channels. ITC/\DeltaCom expects to add an additional 45 collocations during 1999 bringing its total collocations to 75.

  Pursuant to the BellSouth interconnection agreement, ITC/\DeltaCom began billing BellSouth for reciprocal interconnection charges related to the provision by ITC/\DeltaCom of facilities-based local exchange services during 1998. A significant amount of such charges are attributable to call terminations by ITC/\DeltaCom to customers that are ISPs. BellSouth has stated that it views termination to such ISPs as not included under the reciprocal charge arrangements set forth in the interconnection agreement, and has refused to pay compensation for such terminations either to ITC/\ DeltaCom or to other CLECs operating under similar interconnection agreements. The Alabama PUC, in response to a request from ITC/\DeltaCom, scheduled a hearing for September 3, 1998, at which the issue reviewed was the failure by BellSouth to pay the disputed charges. The Alabama PUC rendered a ruling in favor of the CLECs on this issue and, on March 4, 1999, issued an order requiring BellSouth to pay all withheld reciprocal compensation sums within 20 days. BellSouth is expected to appeal this order.

  ITC/\DeltaCom is reviewing all potential remedies and claims in remaining jurisdictions. This same issue is a matter of dispute between incumbent local exchange carriers and CLECs across the country. In view of BellSouth's stated position that such charges with respect to ISPs are excluded from the reciprocal charge arrangements set forth in the interconnection agreement, and the fact that the ultimate outcome of this controversy before the state regulatory authorities and in the courts is uncertain, ITC/\DeltaCom does not record any revenue for these charges until received and reserves directly against the amounts billed to BellSouth. For the year ended December 31, 1998, such charges to BellSouth amounted to approximately $7.4 million. As of December 31, 1998, ITC/\DeltaCom had recognized revenue of an amount equal to approximately 10% of the total cumulative local interconnection billings. The 10% payment reflects BellSouth's estimate of the local minutes terminated to ITC/\DeltaCom exclusive of any minutes related to traffic terminated to an ISP. Accordingly, ITC/\DeltaCom recognized approximately $756,000 in operating revenues during 1998 and continued to reserve against the remaining $6.6 million of cumulative local interconnection billings.

  ITC/\DeltaCom believes its position with respect to the remaining $6.6 million of billings is supported by the terms of the BellSouth interconnection agreement, as do other CLECs who are strongly contesting refusals by incumbent local exchange carriers to pay compensation in these circumstances. Many regulatory authorities that have addressed the issue have ruled in favor of CLECs, but the issue generally remains under appeal in those circumstances. In Florida, Georgia, North Carolina and Tennessee, the state utility commissions have ruled in favor of the CLECs. The issue in these states is under appeal by the ILECs. The issue is still pending in Kentucky, Louisiana and South Carolina. Mississippi has issued an unfavorable ruling against CLECs on this issue. Although the provision of facilities-based local services involves high fixed costs, associated variable costs are generally low. Consequently, a resolution of the controversy with respect to payment of such charges by BellSouth in favor of ITC/\DeltaCom could have a positive impact on both gross margin and EBITDA, as adjusted. Assuming current levels of such local minutes continue or increase, ITC/\DeltaCom expects such charges to BellSouth to be at least $6.0 million through the first two quarters of 1999. The BellSouth interconnection agreement expires, however, on July 1, 1999. Although discussions have taken place between the parties, there can be no assurance that the interconnection agreement will be renewed on the same terms with respect to the disputed charges, or at all. Therefore, even if the controversy regarding such charges is resolved in favor of ITC/\ DeltaCom under the current interconnection agreement, there can be no assurance that any positive effect on ITC/\DeltaCom's financial position will continue beyond July 1, 1999.

  ITC/\DeltaCom expects that as it increases its provision of local service on a facilities basis rather than on a resale basis, it will (1) reduce its own access costs when it sells its end users long distance, and (2) realize increased revenues from the originating and terminating switched access services it provides to other carriers originating and/or terminating calls for ITC/\DeltaCom's local end user customers. Certain incumbent local exchange companies, including BellSouth, have taken the position that when a carrier seeking to provide local service obtains all necessary elements (loops and switches) from the incumbent local exchange carrier in a combined form, the incumbent local exchange carrier retains the right to receive the access revenues associated with service to the customers served on that basis. Further legal challenges are likely and important issues related to this form of interconnection remain open including issues related to when a competitor can obtain network elements used for, among other things, access purposes.

  ITC/\DeltaCom anticipates that an increasing portion of its revenue will be derived from local services, primarily those provided pursuant to the BellSouth interconnection agreement and similar agreements with other local exchange carriers. Management expects that gross margin associated with facilities based local Retail Services will be slightly better than gross margin associated with long distance Retail Services, but that, in general, gross margin associated with Retail Services will be lower than that associated with Carriers' Carrier Services. There can be no assurance that ITC/\DeltaCom will be able to enter into additional interconnection agreements on terms acceptable to ITC/\DeltaCom or at all, or that the incumbent local exchange carriers will provide the operational support required for ITC/\DeltaCom to provide local services to end users.

  Long Distance. ITC/\DeltaCom offers a full range of retail long distance services, including traditional switched and dedicated long distance, 800/888 calling, international, calling card and operator services.

  Data Services. ITC/\DeltaCom provides high quality data services to its customers primarily using frame relay switches distributed throughout ITC/\DeltaCom's network, which enables customers to use a single network connection to communicate with multiple sites throughout ITC/\DeltaCom's fiber optic network. ITC/\DeltaCom currently provides ATM services on a facilities based and resale basis. ITC/\DeltaCom will continue to seek, through strategic business relationships with other providers, to interconnect its fiber optic network with the fiber optic networks of other companies. ITC/\DeltaCom anticipates increased demand for data services in the future, and expects that in the future a larger percentage of its revenues will be derived from the sale of dedicated data services.

  Internet Access, Intranet Services and Web Development. ITC/\DeltaCom provides dedicated, frame relay Internet access and Internet and Intranet services, electronic mail, e-commerce, Web page design and Web hosting services. ITC/\DeltaCom expects that mid-sized and larger businesses will require faster Internet access and larger bandwidth in the future, and intends to develop and offer products and services that will respond to that demand using ITC/\DeltaCom's network and enhanced technology. During 1998 ITC/\DeltaCom increased its focus on providing services to the Internet marketplace by expanding its existing service offering to the ISP market segment. ITC/\DeltaCom offers local service to ISPs via Primary Rate Interface connectivity, including the collocation of the ISPs terminal equipment such as modems, routers and/or network servers. ITC/\DeltaCom increased its capital expenditures related to this service significantly during the second half of 1998 and expects to continue to allocate an increasing amount of capital to these services during 1999.

  In addition, ITC/\DeltaCom has begun supporting and reselling iCat Electronic Commerce Suite, which enables users to create, manage and deliver sophisticated e-commerce with secure transaction processing across the Internet. With ITC/\DeltaCom's ability to bundle its Web design and hosting services with the iCat product, ITC/\DeltaCom has positioned itself to offer Internet solutions to major regional accounts.

  During 1998, ITC/\DeltaCom became an Internet2 Corporate Partner and began providing high speed fiber optic connectivity and data switching services to various universities. Internet2, organized as the University Corporation of Advanced Internet Development, represents a consortium of over 130 universities nationwide that desire to connect their research and computing centers together over a network at speeds many times greater than that available through the existing Internet. ITC/\DeltaCom provides high-speed fiber optic connectivity and data switching services that help to expand this nationwide facility
throughout the southeastern United States.   ITC/\DeltaCom currently provides
connectivity to universities in Alabama, Florida and Georgia. During 1999, ITC/\DeltaCom intends to pursue additional opportunities with other universities in its 10-state region.

  Customer Premise Equipment Sale, Installation and Repair. ITC/\DeltaCom sells, installs and repairs customer premise equipment such as telephones, office switchboard systems and, to a lesser extent, PBX for customers in the following markets:

 .  Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery,
   Alabama

 .  Atlanta and Columbus, Georgia

 .  Pensacola, Florida

 .  Baton Rouge, Lousiana

 .  Charlotte, North Carolina

 .  Columbia and Greenville, South Carolina

ITC/\DeltaCom intends to offer customer premise equipment sales, installation and repair in additional markets in the future, with the goals of (1) enhancing and supporting ITC/\DeltaCom's sale of local and long distance services and (2) enhancing customer retention. ITC/\DeltaCom plans to form relationships with local customer premise equipment installation companies in all of its markets for the purpose of selling and installing customer premise equipment not otherwise provided by ITC/\DeltaCom.

  Although ITC/\DeltaCom expects that a majority of its revenue growth will come from its Retail Services business, ITC/\DeltaCom does not expect its Retail Services to obtain a significant share of the market for telecommunications services in the southern United States. The customer contracts for Retail Services generally provide for payment in arrears based on minutes of use for switched services and payment in advance for private line services. The contracts generally also provide that the customer may terminate the affected services without penalty in the event of certain outages in service, and for certain other defined causes. The contracts also typically provide that the customer must use at least a minimum dollar amount of switched long distance services per month for the term of the contract. During the past several years, market prices for many telecommunications services segments have been declining, which ITC/\DeltaCom believes will likely continue. In response to these and other competitive pressures, ITC/\DeltaCom has modified certain of its retail contracts to extend to certain customers lower rates over longer terms as a means of maintaining and developing ITC/\DeltaCom's customer base. In the future, in response to competitive considerations, ITC/\DeltaCom may decide to modify certain other retail customer contracts in a similar manner, emphasizing lower pricing and longer commitment periods. A substantial portion of ITC/\DeltaCom's total revenues is from retail long distance services. Revenue per minute from such services has been declining and is expected to continue to decline.

  Operating Expenses. ITC/\DeltaCom's principal operating expenses consist of cost of services, selling, operations and administration expenses, and depreciation and amortization.

  Cost of Services. Cost of services related to Retail Services consists primarily of access charges and local facility charges paid to local exchange carriers, as well as wholesale carrier origination, termination and interexchange facility charges paid to other interexchange carriers. Cost of services related to Carriers' Carrier Services are substantially all fixed costs attributable to:

 . the leasing of dark fiber under long-term operating leases,

 . the leasing of capacity outside ITC/\DeltaCom's owned or managed network (off-net capacity) to meet customer requirements

 . network costs associated with the provision of SS7 Services.

ITC/\DeltaCom purchases off-net capacity to provide Carriers' Carrier Services in cases where ITC/\DeltaCom plans to construct its own network to replace the off-net portion of certain fiber routes. ITC/\DeltaCom also purchases off-net capacity in connection with an existing customer contract, pursuant to which ITC/\DeltaCom is the exclusive provider of network capacity to such customer. Although ITC/\DeltaCom is substantially able to meet the requirements of such customer on ITC/\ DeltaCom's network, ITC/\DeltaCom purchases off-net capacity to fill such customer's requirements that cannot be met on ITC/\DeltaCom's network.

  Selling, operations and administration. Selling, operations and administration expenses consist of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration.

  Depreciation and amortization. Depreciation and amortization include depreciation of ITC/\ DeltaCom's telecommunications network and equipment and amortization of goodwill and other intangible assets related to acquisitions, primarily the DeltaCom Acquisition.

  As ITC/\DeltaCom continues to expand into new geographic markets, add new branch offices and facilities and enlarge its current product offerings, cost of services and selling, operations and administration expenses are expected to increase substantially. Therefore, ITC/\DeltaCom expects to incur increasing operating losses over the next few years. Although ITC/\DeltaCom anticipates that it will continue to generate positive cash flow from operations, it expects that such cash flows will be more than offset by capital expenditures during the next several years as it implements its business plan. In addition, ITC/\DeltaCom expects to experience a negative impact on EBITDA, as adjusted, through 1999 as a result of its plan to continue accelerate the roll out of its Retail Services business. ITC/\DeltaCom expects that its gross margins from its bundle of telecommunications services will continue to be adversely affected by its local service product, because the gross margin on the resale of local services through incumbent local exchange carrier facilities will be lower than the gross margin on ITC/\DeltaCom's existing businesses. As ITC/\DeltaCom increasingly uses incumbent local exchange carrier unbundled network elements instead of resold services, ITC/\DeltaCom expects gross margin on local service to improve. Such improvement is expected to result from reduced access charges and from efficiencies realized through increased reliance on ITC/\DeltaCom's owned network. Competitive market pressures to reduce prices for Retail Services, as discussed above, however, could offset improved margins that may result from shifting away from resold local exchange services.

  There can be no assurance that growth in ITC/\DeltaCom's revenues or customer base will continue or that ITC/\DeltaCom will be able to achieve or sustain profitability or positive net cash flows. In addition, ITC/\DeltaCom may from time to time engage in discussions involving potential acquisitions, joint venture or strategic alliances. Depending upon the circumstances, ITC/\DeltaCom may not disclose material acquisitions until completion of a definitive agreement. Any significant transaction, shortfalls in anticipated revenue, or increases in expenses could have a material adverse effect on ITC/\DeltaCom's liquidity and capital resources and on its ability to meet its strategic objectives, and could require ITC/\DeltaCom to seek additional private or public equity or debt financing. There can be no assurance that ITC/\DeltaCom will be able to raise any required capital on terms acceptable to ITC/\DeltaCom, or at all.


                               Statistical Data*
-----------------------------------------------------------------------------------------------------------

                               December 31,   March 31,   June 30,   September 30,   December 31,
                                   1997          1998       1998          1998           1998
                               ------------   ----------  ---------  --------------  -------------
Statistical Data:
Cumulative markets                       15          16         19              21             22
Business customer served -
   Retail Services                    7,700       8,100      9,600          10,000         10,700
Route miles                           6,300       6,800      7,000           7,000          7,800
Collocations                              0           4          8              14             30
Voice switches                            3           3          4               6              7
ATM switches                              0           2          4               5              6
Frame relay switches                      6           7         10              11             14
Number of employees                     650         740        870           1,025          1,125
Lines sold cumulative                 8,700      16,000     23,200          33,200         42,000
Lines installed cumulative            3,450      10,800     17,800          25,500         32,200
Lines installed/Lines sold
   percentage                            40%         67%        77%             77%            77%
      *Data rounded except as to markets, collocations and switches


RESULTS OF OPERATIONS

  The following tables set forth certain historical financial data for the years ended December 31, 1996, 1997 and 1998 for the Carriers' Carrier Services and Retail Services businesses.

  The comparability of the historical financial data for the years ended December 31, 1996 and 1997 has been affected by the DeltaCom Acquisition and the Gulf States Acquisition. The historical financial statements for the year ended December 31, 1996 include the results of operations for DeltaCom since its acquisition on January 29, 1996. For the year ended December 31, 1996, ITC/\ DeltaCom's 36% interest in Gulf States FiberNet's results of operations is reflected using the equity method. Due to the Gulf States Acquisition on March 27, 1997, the results of operations for the year ended December 31, 1997 reflect the total revenues and expenses from January 1, 1997 attributable to Gulf States FiberNet with the preacquisition loss attributable to the previous owner from January 1, 1997 through March 27, 1997, deducted to determine ITC/\DeltaCom's consolidated net loss for 1997. The results of operations for the year ended December 31, 1997 also reflect the revenues and expenses of Georgia Fiber since March 27, 1997.

                             Results of Operations
                                 (In thousands)

                                         Carriers' Carrier Services
                             ---------------------------------------------------
                                           Year Ended December 31,
                             ---------------------------------------------------
                               1996      %       1997      %       1998      %
                             --------  -----  ----------  ----  ----------  ----

Revenues                      $ 6,598   100%    $31,024   100%   $ 51,902   100%
Cost of services                2,363    36       3,908    13       7,642    15
                              -------           -------          --------
Gross margin                    4,235    64      27,116    87      44,260    85
                              -------           -------          --------
Selling, operations and
 administration                 1,826    28       8,401    27      14,411    28
Depreciation and
 amortization                   1,657    25      12,077    39      19,136    37
                              -------           -------          --------
Total operating expenses        3,483    53      20,478    66      33,547    65
                              -------           -------          --------
Operating income              $   752    11     $ 6,638    21    $ 10,713    20
                              =======           =======          ========

                                                    Retail Services
                                  -------------------------------------------------
                                                 Year Ended December 31,
                                  -------------------------------------------------
                                    1996     %        1997     %       1998      %
                                  -------   ---     -------   ---    --------   ---
Revenues                          $59,920   100%    $83,566   100%   $119,936   100%
Cost of services                   36,393    61      50,642    61      75,337    63
                                  -------           -------          --------
Gross margin                       23,527    39      32,924    39      44,599    37
                                  -------           -------          --------
Selling, operations and
  administration                   17,050    28      29,854    36      50,490    42
Depreciation and amortization       4,781     8       6,255     7      11,669    10
                                  -------           -------          --------
Total operating expenses           21,831    36      36,109    43      62,159    52
                                  -------           -------          --------
Operating income (loss)           $ 1,696     3     $(3,185)   (4)   $(17,560)  (15)
                                  =======           =======          ========

Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

Revenues

  Total revenue increased $57.2 million (49.9%), from $114.6 million for the year ended December 31, 1997 to $171.8 million for the year ended December 31, 1998. Revenues from Retail Services increased $36.3 million (43.4%), from $83.6 million for the year ended December 31, 1997 to $119.9 million for the year ended December 31, 1998. The increase in the Retail Services segment revenue was primarily attributable to:

 . continued geographic expansion including the opening of seven new branch sales offices

 .  the maturation of existing sales offices

 . continued product expansion as local exchange services and data services increased as a percentage of total Retail Services revenue

 .  an increase in the customer base from approximately 7,700 to approximately
   10,700

 .  increase in long distance minutes of use

 . continued stability from period to period in the rate of revenue loss from lost customers.

ITC/\DeltaCom expects to see its percentage of revenues derived from local exchange services and data services to continue to increase as a percentage of total Retail Services revenue during 1999 as these services are sold to new and existing customers. Additionally, ITC/\DeltaCom expects to see increased revenues in all of its products as each of its sales offices matures and ITC/\DeltaCom opens new sales offices to penetrate new markets. ITC/\DeltaCom completed one acquisition during 1998, IT Group Communications, a Jackson, Mississippi-based long distance carrier, but the majority of ITC/\DeltaCom's revenue growth during 1998 was a result of ITC/\DeltaCom's execution of its business plan through internal expansion efforts.

  Revenues from Carriers' Carrier Services increased $20.9 million (67.4%), from $31.0 million for the year ended December 31, 1997 to $51.9 million for the year ended December 31, 1998. The increase in revenue for the Carriers' Carrier segment was primarily attributable to continued:

 . increases in the existing customer base as a result of increasing demand for bandwidth

 .  expansion of owned and operated routes

 . growth in commissions derived from the managed, monitored, and marketed routes.

ITC/\DeltaCom expects revenues from its Carriers' Carrier segment to continue to increase as demand for bandwidth increases. Although new competitors are expected to enter the market creating pricing pressure on primary route segments, ITC/\DeltaCom believes this pressure will be mitigated by the increasing demand for bandwidth. No single Carriers' Carrier or Retail Services customer represented over 10% of ITC/\DeltaCom's total consolidated revenues for the year ended December 31, 1998.

Cost of Services

  Total cost of services increased $28.4 million, from $54.6 million for the year ended December 31, 1997 to $83.0 million for the year ended December 31, 1998. Cost of services for Retail Services operations increased $24.7 million, from $50.6 million for the year ended December 31, 1997 to $75.3 million for the year ended December 31, 1998. The cost of services as a percentage of revenue for Retail Services operations increased from 61% in 1997 to 63% in 1998. The increase in cost of services as a percentage of revenue for Retail Services was primarily attributable to:

 . a significant increase in the local service offering in 1998, mostly on a resale basis which has a lower gross margin than ITC/\DeltaCom's other services

 .  trunking and routing inefficiencies as ITC/\DeltaCom installed 4 new Nortel
   DMS-500 switches as well as other telecommunications facilities in new markets.

ITC/\DeltaCom expects that over time the cost of services as a percentage of revenue will decrease as more customers are brought onto ITC/\DeltaCom's facilities and utilization of fixed cost facilities is improved.

  Cost of services for the Carriers' Carrier operations increased $3.7 million, from $3.9 million for the year ended December 31, 1997 to $7.6 million for the year ended December 31, 1998. The cost of services as a percentage of revenue for Carriers' Carrier operations increased from 13% in 1997 to 15% in 1998. The increase in the cost of services as a percentage of revenue for the Carriers' Carrier Services was primarily attributable to:

 .  acceptance of fibers under a long term dark fiber operating lease for a route from Dallas to Longview, Texas in April 1998
 .  pricing pressures encountered as new competitors entered the market.

ITC/\DeltaCom expects the increase in cost of services related to the Dallas to Longview, Texas lease will be offset during 1999 by traffic brought on-net during 1998. ITC/\DeltaCom believes the pricing pressures will be offset in the future by an increasing demand for bandwidth allowing for continued revenue growth.

Selling, Operations and Administration Expense

  Total selling, operations and administration expense increased $26.6 million, from $38.3 million (33% as a percentage of revenue) for the year ended December 31, 1997 to $64.9 million (38% as a percentage of revenue) for the year ended December 31, 1998.

  Selling, operations and administration expense attributable to Retail Services increased $20.6 million, from $29.9 million (36% as a percentage of revenue) for the year ended December 31, 1997 to $50.5 million (42% as a percentage of revenue) for the year ended December 31, 1998. The increase in selling, operations and administration expense as a percentage of revenue for the Retail Services segment was related to:

 . increase in the number of employees, primarily sales, information system and provisioning personnel

 .  continued geographic expansion including opening seven new branch offices

 .  expansion of existing service offerings, primarily local services

 . external costs associated with ITC/\DeltaCom's Year 2000 readiness program, which amounted to approximately $1.1 million for the year ended December 31, 1998 (none in 1997).

  Selling, operations and administration expense attributable to the Carriers' Carrier segment increased $6.0 million, from $8.4 million (27% as a percentage of revenue) for the year ended December 31, 1997 to $14.4 million (28% as a percentage of revenue) for the year ended December 31, 1998.

The increase in selling, operations, and administration expense for the Carrier's Carrier segment resulted from the increased cost of personnel necessitated by geographic and service capability expansion of the network.

  Selling, operations, and administration expenses are expected to continue to increase as a percentage of revenue early in 1999, due to the continued expansion of the Retail Services segment, both geographically and in terms of products offered. ITC/\DeltaCom expects that by mid-1999, selling, operations and administration expenses will improve as a percentage of revenue as a majority of its planned market expansion will be completed.

Depreciation and Amortization

  Total depreciation and amortization increased $12.6 million, from $18.3 million for the year ended December 31, 1997 to $30.9 million for the year ended December 31, 1998. Retail Services accounted for $5.4 million of the increase, which was primarily related to installation of new telecommunications equipment. Carriers' Carrier Services accounted for $7.1 million of the increase which was primarily attributable to network expansion. ITC/\DeltaCom expects depreciation and amortization to continue to increase during 1999 as ITC/\DeltaCom adds new switches and other facilities to its network and expands into new markets.

Interest Expense

  Total interest expense increased $11.4 million, from $21.4 million for the year ended December 31, 1997 to $32.8 million for the year ended December 31, 1998. The increase in interest expense in 1998 was due to interest expense incurred on the March 1998 Notes, the November 1998 Notes and five additional months interest on the 1997 Notes. ITC/\DeltaCom expects interest expense to increase during 1999 as a result of incurring interest for a full year on the outstanding notes.

Interest Income

  Interest income increased $5.5 million, from $4.3 million for the year ended December 31, 1997 to $9.8 million for the year ended December 31, 1998 as a result of short-term investment of proceeds from ITC/\DeltaCom's senior notes. ITC/\DeltaCom expects the amount of interest income to decrease during 1999 as ITC/\DeltaCom uses the proceeds from its notes offerings to expand the network.

Other Expense

  In March 1998, ITC/\DeltaCom changed the accounting for its interest rate swap agreement from a hedge of an anticipated transaction to a trading security resulting in a non-cash charge against earnings of approximately $2.5 million. This change in classification required ITC/\DeltaCom to record the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the March 1998 Notes Offering. The interest rate swap agreement is marked to market on a monthly basis. For the year ended December 31, 1998, ITC/\ DeltaCom recognized approximately $2.4 million expense from the mark to market of the interest rate swap.

Income Taxes

  For the year ended December 31, 1997, ITC/\DeltaCom included the taxable income of ITC Holding, through the date of the merger, in its consolidated tax return. As a result of tax sharing arrangements with ITCHolding, ITC/\DeltaCom received benefits for certain of its net operating losses. The benefit received as a percentage of taxable income was 24% for the year ended December 31, 1997. During 1998, ITC/\DeltaCom recorded a $3.9 million receivable related from the carrying back of its current year net operating loss. The benefit received as a percentage of taxable income was 20% for the year ended December 31, 1998.

Extraordinary Loss

  ITC/\DeltaCom recorded a pre-tax loss of $10.6 million, or $8.4 million after tax, related to the redemption on April 2, 1998 of $70 million of the 1997 Notes. The extraordinary loss consisted of a $7.7 million redemption premium and a $2.9 million write-off of related debt issuance costs.

EBITDA, as adjusted

  EBITDA, as adjusted, increased $2.2 million, from $21.8 million for the year ended December 31, 1997 to $24.0 million for the year ended December 31, 1998. EBITDA, as adjusted, attributable to Retail Services for the year ended December 31, 1998 was $(5.9) million, a decrease of $9.0 million, compared to $3.1 million for the year ended December 31, 1997. EBITDA, as adjusted, attributable to Retail Services decreased from 4% of revenues for the year ended December 31, 1997 to (5)% of revenues for the year ended December 31, 1998. EBITDA, as adjusted, attributable to Carriers Carrier Services for the year ended December 31, 1998 was $29.9 million, an increase of $11.2 million, compared to $18.7 million for the year ended December 31, 1997. As ITC/\DeltaCom begins to migrate more of its new and existing traffic onto its own facilities and as certain of its markets mature, ITC/\DeltaCom expects EBITDA, as adjusted, as a percentage of revenue for its Retail Services will increase.

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

Revenues

  Total revenue increased $48.1 million (72.3%), from $66.5 million for the year ended December 31, 1996 to $114.6 million for the year ended December 31, 1997. Revenues from Retail Services increased $23.7 million (39.6%), from $59.9 million for the year ended December 31, 1996 to $83.6 million for the year ended December 31, 1997. Results for the year ended December 31, 1996 exclude revenue of $5.3 million related to revenues earned before the acquisition of DeltaCom, Inc. on January 29, 1996. The increase in the Retail Services segment revenue was primarily attributable to continued geographic expansion through the opening of branch sales offices, continued product expansion through sales of new products to existing customers, and continuing low rates of customer revenue turnover (churn). Revenues from Carriers' Carrier Services increased $24.4 million (370%), from $6.6 million for the year ended December 31, 1996 to $31.0 million for the year ended December 31, 1997. Results for the year ended December 31, 1997 reflect $19.8 million of revenues related to revenues earned by Gulf States FiberNet in 1997. Gulf States FiberNet was not consolidated in ITC/\DeltaCom's 1996 financial statements. The increase in revenue for the Carriers' Carrier segment was primarily attributable to continued increasing demand for bandwidth, continued owned and operated route expansions and the continued growth in the managed, monitored, and marketed routes.

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

Income Taxes

  As a result of tax sharing arrangements with ITC Holding, ITC/\DeltaCom received benefits for certain of its net operating losses. The benefit received as a percentage of taxable income was 24.3% and 24.0% for the years ended December 31, 1996 and 1997, respectively.

EBITDA, as adjusted

  EBITDA, as adjusted, increased $12.9 million, from $8.9 million for the year ended December 31, 1996 to $21.8 million for the year ended December 31, 1997. Carriers' Carrier Services accounted for $16.3 million of the increase. EBITDA, as adjusted, attributable to Retail Services for the year ended December 31, 1997 was $3.1 million compared to $6.5 million for the year ended December 31, 1996. EBITDA, as adjusted, attributable to Retail Services decreased from 11% of revenues for the year ended December 31, 1996 to 4% of revenues for the year ended December 31, 1997, primarily due to increased costs associated with the opening of new branch offices and the employment of additional support personnel to position the Retail Services segment for expansion.


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


Depreciation and Amortization

  Depreciation and amortization expense increased from $1.3 million in 1995 to $6.4 million in 1996. Of this $5.1 million increase, $4.8 million was attributable to DeltaCom, including $1.3 million of intangible amortization on $54.6 million of intangibles pushed down to ITC/\DeltaCom. Carriers' Carrier Services accounted for $300,000 of the increase as a result of additional capital expenditures made for the provision of SS7 Services, capital expenditures associated with ITC/\DeltaCom's network management systems required to support the various management and marketing agreements with various utilities, and small electronic overbuilds on existing network segments.


Other Income (Expense)

  Other expense increased from $200,000 in 1995 to $1.4 million in 1996. ITC/\DeltaCom's share of Gulf States FiberNet's partnership losses accounted for $1.3 million of this increase, which was partially offset by a $100,000 increase in other interest and miscellaneous income. Gulf States FiberNet began full operations in late 1995 and, accordingly, the effect of a full year of operations was not reflected until 1996. Gulf States FiberNet recorded a pretax loss of $4.4 million in 1996, compared to a pretax loss of $700,000 in 1995. As of December 31, 1995 and 1996, ITC/\DeltaCom owned 36% of Gulf States FiberNet and recorded losses of $300,000 and $1.6 million, respectively, from such interest.


Interest Expense

  Interest expense increased from $300,000 in 1995 to $6.2 million in 1996. The increase was primarily attributable to the increase in ITC/\DeltaCom's aggregate indebtedness resulting from the $74.0 million of DeltaCom Indebtedness. ITC/\DeltaCom incurred interest expense of $5.8 million related to such indebtedness in 1996.


EBITDA, as adjusted

  EBITDA, as adjusted, increased from $1.0 million in 1995 to $8.9 million in 1996. DeltaCom accounted for $6.5 million and Carriers' Carrier Services accounted for $1.4 million of the increase. The increased EBITDA, as adjusted, attributable to Carriers' Carrier Services is a result of an increase in revenues with minimal increases in associated variable costs.


LIQUIDITY AND CAPITAL RESOURCES

  ITC/\DeltaCom has historically generated positive cash flow from operations from its existing lines of business, but has required equity infusions and advances from ITC Holding to finance a significant portion of its investing and financing activities. In addition, during 1998, ITC/\DeltaCom generated approximately $121.4 million and $155.2 million in net proceeds from the November 1998 Notes Offering and the March 1998 Notes Offering, respectively, for a total of $276.6 million. ITC/\ DeltaCom generated net cash from operating activities of $8.2 million, $6.3 million, and $9.5 million for 1996, 1997 and 1998, respectively. The components of cash flow from operations (consisting of net loss adjusted for depreciation, amortization, deferred income taxes, equity in losses of investee, preacquisition loss, extraordinary item-loss on extinguishment of debt and other) totaled $4.7 million, $11.3 million, and $2.9 million for 1996, 1997 and 1998, respectively. Changes in working capital were $3.5 million in 1996, ($5.0 million) in 1997 and $6.7 million in 1998.

 . The change in 1996 was primarily due to an increase in accrued interest, accounts payable and unearned revenue, partially offset by an increase in accounts receivable resulting primarily from the DeltaCom Acquisition.

 . The change in 1997 was primarily due to increases in unearned revenue and accrued liabilities, offset by increases in accounts receivable. Of this increase in accounts receivable and unearned revenue, $2.3 million and $1.3 million, respectively, resulted from the Gulf States Acquisition, with the remaining increase in accounts receivable attributable to increased earned and unearned revenue in the Carriers' Carrier Services and Retail Services.

 . The change in 1998 was primarily due to an increase in accounts payable, interest and other accruals and unearned revenue partially offset by increases in accounts receivable.

  Cash used for investing activities was $72.7 million, $93.9 million, and $118.2 million for the years ended December 31, 1996, 1997 and 1998, respectively.

 . The cash used in 1996 was primarily for the investment of $63.5 million, net of cash received, used to complete the DeltaCom Acquisition in January 1996.

 . The cash used in 1997 was primarily for the purchase of restricted investments held by a trustee to fund the first six interest payments on the 1997 Notes, as required by the 1997 Notes Indenture, and to fund capital expenditures.

 . The cash used in 1998 was primarily for the funding of capital expenditures.

  ITC/\DeltaCom made capital expenditures of $6.2 million, $43.9 million, and $147.8 million for the years ended December 31, 1996, 1997 and 1998, respectively.

 . Of the $6.2 million of capital expenditures in 1996, $4.1 million related to Retail Services and $2.1 million related to Carriers' Carrier Services. In addition, ITC/\DeltaCom contributed an additional $2.4 million to Gulf States FiberNet in 1996 to meet debt service requirements and to fund additional capital requirements of that business.

 . Of the $43.9 million of capital expenditures for the year ended December 31, 1997, $27.5 million related to Carriers' Carrier Services and $16.4 million related to Retail Services.

 . Of the $147.8 million of capital expenditures for the year ended December 31, 1998, $80.4 million related to Carriers' Carrier Services and $67.4 million related to Retail Services.

  Cash provided by financing activities was $65.1 million, $180.6 million, and $198.4 million for the years ended December 31, 1996, 1997 and 1998, respectively.

 . For 1996, cash provided by financing activities was primarily attributable to the DeltaCom Indebtedness, which was advanced to ITC/\DeltaCom by ITC Holding.

 . Net cash provided by financing activities for the year ended December 31, 1997 consisted primarily of net proceeds of $192.1 million from the sale of the 1997 Notes and $87.5 million from the initial public offering, less $43.2 million of repayment of advances from ITC Holding, net repayments of other long-term debt and capital leases of $52.6 million and $3.3 million of other cash used in financing activities.

 . Net cash provided by financing activities for the year ended December 31, 1998 consisted primarily of net proceeds of $121.4 million from the sale of November 1998 Notes, $155.2 million from the sale of the March 1998 Notes and $1.3 million from exercise of common stock options less $70 million of repayment of 1997 Notes, $7.7 million premium paid on early retirement of 1997 Notes, net repayment of other long-term debt and capital leases of $1.8 million.

  ITC Holding partially financed the DeltaCom Acquisition and the Gulf States Acquisition with debt, which consists of the following:

 . a $74.0 million term loan under a bank facility incurred in connection with the DeltaCom Acquisition and pushed down to ITC/\DeltaCom (the DeltaCom Indebtedness);

 . a $41.6 million bridge facility incurred in connection with the Gulf States
  Acquisition, which required the refinancing of Gulf States FiberNet's existing project facility; and

 . a $10.0 million unsecured note issued in connection with the Gulf States
  Acquisition and assumed by a subsidiary of ITC/\DeltaCom. In November 1997, this note was repaid in full (approximately $9.0 million) with a portion of the net proceeds from the initial public offering.

  On July 25, 1997, in connection with the Reorganization, approximately $62.7 million of the $192.1 million of net proceeds from the sale of the 1997 Notes was used to purchase U.S. government securities, held by the 1997 Notes trustee in a pledged account to fund the first six scheduled interest payments on the 1997 Notes. The balance of the net proceeds from the 1997 Notes Offering, approximately $129.4 million, was released to ITC/\DeltaCom. A portion of the released proceeds was applied on July 25, 1997 as follows: (1) to repay approximately $57.8 million of indebtedness to ITC Holding (including approximately $9.5 million of accrued interest) associated with the DeltaCom Acquisition and advances used by ITC/\DeltaCom for capital expenditures; and (2) to repay approximately $41.6 million of indebtedness incurred under the bridge facility (together with approximately $200,000 of accrued interest). In connection with the Reorganization, $31.0 million of the DeltaCom Indebtedness was forgiven by ITC Holding and contributed to ITC/\DeltaCom as additional equity.

  In September 1997, Interstate FiberNet, Inc., a wholly owned subsidiary of ITC/\DeltaCom, entered into a credit agreement with NationsBank of Texas, N.A. for a five-year $100.0 million term and revolving credit facility to be used for working capital and other corporate purposes, including refinancing existing indebtedness, capital expenditures and permitted acquisitions. In February 1998, ITC/\DeltaCom amended the Credit Facility to provide, among other things, for a $50.0 million revolving credit facility. See "Item 1. BusinessDescription of Significant Indebtedness." ITC/\DeltaCom recorded a loss of approximately $2.5 million in connection with the reclassification of ITC/\ DeltaCom's interest rate swap agreement converting a hedge of an anticipated transaction to a trading security as a result of the March 1998 Notes Offering described below. See Note 5 to the consolidated financial statements for further discussion of this interest rate swap agreement. The Credit Facility contains restrictions on Interstate FiberNet, Inc. and its subsidiaries and requires Interstate FiberNet, Inc. to comply with certain financial tests and to maintain certain financial ratios. The Credit Facility is guaranteed by ITC/\DeltaCom and DeltaCom and is secured by a first priority lien on all current and future assets of Interstate FiberNet, Inc. and its subsidiaries and a first priority pledge of the stock of Interstate FiberNet, Inc. and its subsidiaries.

  On October 29, 1997, ITC/\DeltaCom completed the initial public offering in which it issued 5,750,000 shares of common stock, par value $.01 per share, at a price of $16.50 per share. After giving effect to the two-for-one stock split ITC/\DeltaCom completed in the third quarter of 1998, the initial public offering would have been 11,500,000 shares at a per share price of $8.25.

  On March 3, 1998, ITC/\DeltaCom issued $160 million principal amount of its March 1998 Notes, at a price of 99.9%, yielding net proceeds of approximately $155 million. ITC/\DeltaCom is using the proceeds (1) to replace portions of the proceeds from ITC/\DeltaCom's initial public offering in October 1997, which ITC/\DeltaCom used in April 1998 to redeem $70 million of its 1997 Notes at a redemption price of 111%, (2) to fund continued market and fiber optic expansion and (3) to replace funds that would have otherwise been available under ITC/\DeltaCom's Credit Facility, which was modified to, among other things, reduce available borrowings thereunder from $100 million to $50 million.

   On April 2, 1998, ITC/\DeltaCom redeemed $70.0 million principal amount of the 1997 Notes, with proceeds remaining from the initial public offering, at a redemption price of 111% of such principal amount, plus accrued and unpaid interest. ITC/\DeltaCom recorded an extraordinary loss of approximately $10.6 million related to the early redemption of this debt. In connection with the redemption, the trustee for the 1997 Notes released to ITC/\DeltaCom approximately $18.0 million held by the trustee as security for the payment of remaining interest through June 1, 2000 on the 1997 Notes being redeemed. See "Item 1. Business--Description of Significant Indebtedness--1997 Notes."

  On May 20, 1998, ITC/\DeltaCom completed its acquisition of certain assets and liabilities of IT Group Communications, a Jackson, Mississippi-based long distance carrier. ITC/\DeltaCom issued 177,106 shares of common stock and assumed liabilities of approximately $1.2 million to consummate the transaction. ITC/\DeltaCom acquired approximately 900 customers, predominately located in Mississippi and an important network point of presence in Jackson, Mississippi.

  On November 5, 1998, ITC/\DeltaCom issued, in a private offering, $125 million principal amount of its November 1998 Notes, yielding net proceeds of approximately $122 million. ITC/\ DeltaCom intends to use the net proceeds from the private offering to fund market expansion, the on-going development and construction of ITC/\DeltaCom's fiber optic network, product development and general corporate purposes. Concurrently with the issuance of the November 1998 Notes, ITC/\ DeltaCom amended its secured revolving credit facility with NationsBank, N.A., to permit the issuance of and payments on the November 1998 Notes, and to maintain the lenders' commitment under the Credit Facility at $50 million.

  At December 31, 1998, ITC/\DeltaCom had entered into agreements with vendors to purchase approximately $22 million of equipment and services, and, for the year ended December 31, 1998, had made capital expenditures of $147.8 million. ITC/\DeltaCom currently estimates that its aggregate capital requirements will total approximately $125.0 million in 1999

(inclusive of the $22 million in commitments as of December 31, 1998). ITC/\DeltaCom expects to make substantial capital expenditures thereafter. Capital expenditures in 1999 will be primarily for the following:

 . continued addition of facilities-based local telephone service to its bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment

 . continued addition of switching capacity, electrical equipment and additional collocation space in connection with the expansion of ITC/\DeltaCom's ISP local telecommunications services

 . market expansion

 . continued development and construction of its fiber optic network (including transmission equipment)

 . infrastructure enhancements, principally for information systems.

The actual amount and timing of ITC/\DeltaCom's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities), or in the event ITC/\DeltaCom decides to make acquisitions or enter into joint ventures and strategic alliances in ITC/\DeltaCom's industry. See "Item 1. Business--Risk Factors--We May Not Have, Or Be Able to Obtain, the Significant Amounts of Capital that We Need to Expand Our Network, Operations and Services as Planned."

  ITC/\DeltaCom may require additional capital to fund its growth, as well as to fund continued operating losses and working capital. ITC/\DeltaCom believes that cash on hand, cash flow from operations and borrowings under the Credit Facility (subject to compliance with applicable covenants), will provide sufficient funds to enable ITC/\DeltaCom to expand its business as currently planned through the second quarter of 2001, after which ITC/\DeltaCom may need to seek additional financing to fund capital expenditures and working capital. If the Credit Facility or other sources of funds are unavailable, ITC/\DeltaCom may not have a ready source of liquidity. In the event that ITC/\DeltaCom's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund ITC/\DeltaCom's currently planned growth and operations. In addition, if ITC/\DeltaCom makes acquisitions, ITC/\DeltaCom may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. There can be no assurance that ITC/\ DeltaCom will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to ITC/\ DeltaCom. Inability to generate or obtain sufficient funds would result in delay or abandonment of some or all of ITC/\DeltaCom's development and expansion plans, which could have a material adverse effect on ITC/\DeltaCom.

  Although ITC/\DeltaCom's liquidity has improved, ITC/\DeltaCom's level of indebtedness and debt service obligations significantly increased as a result of ITC/\DeltaCom's issuance of the 1997 Notes, the March 1998 Notes and the November 1998 Notes. The successful implementation of ITC/\ DeltaCom's strategy, including expansion of its network and obtaining and retaining a significant number of customers, and significant and sustained growth in ITC/\DeltaCom's cash flow are necessary for ITC/\DeltaCom to be able to meet its debt service requirements. There can be no assurance that ITC/\DeltaCom will successfully implement its strategy or that ITC/\DeltaCom will be able to generate sufficient cash flow from operating activities to improve its earnings before fixed charges, or to meet its debt service obligations and working capital requirements. The ability of ITC/\ DeltaCom to meet its obligations will be dependent upon the future performance of ITC/\DeltaCom, which will be subject to prevailing economic conditions and to financial, business and other factors.

Year 2000

The Year 2000 Issue.  The Year 2000 issue is the result of a computer
--------------------
programming practice first utilized during the 1960s when storage space was very expensive and processing capability was limited. By shortening the year portion of date field entries to two digits rather than four, programmers could save valuable storage space and increase data processing speeds. This method of date entry became the standard method for programmers for mainframes, personal computers, and hardware, including processor chips. Because of this programming convention, software, hardware, or firmware may recognize a date field using "00" as the year 1900 rather than the year 2000. If left uncorrected, this could possibly result in system failures, miscalculations, or errors causing disruptions in software-dependent operations.

ITC/\DeltaCom's Program.  ITC/\DeltaCom has undertaken a comprehensive program
-----------------------
to address the Year 2000 issue with respect to the following:

 . ITC/\DeltaCom's information technology and operating systems (including network switching, customer service, call detail and billing systems)

 . ITC/\DeltaCom's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology)

 . the systems of its major vendors, third party network service providers, and other material service providers (insofar as they relate to ITC/\DeltaCom's business)

 . ITC/\DeltaCom's major Carrier's Carrier and Retail Services customers.

As explained below, the program involves:

 . a wide-ranging assessment of the Year 2000 problems that may affect
  ITC/\DeltaCom

 . the development of remedies to address the problems discovered in the assessment phase

 . testing of the remedies

 . the preparation of contingency plans to deal with failure scenarios.

These steps will vary to meet the particular needs of a system or Company Division and, in some cases, will overlap. Assessment, for example, is an on-going element of ITC/\DeltaCom's Year 2000 program.

Assessment Phase.  As part of the assessment phase of this program,
-----------------
ITC/\DeltaCom has identified substantially all of the major components of the systems described above. In order to determine the extent to which such systems are vulnerable to the Year 2000 issue, ITC/\DeltaCom:

 . evaluated its internally developed software applications

 . inventoried and assessed the facilities and equipment utilized by ITC/\DeltaCom

 . contacted substantially all of its significant hardware, software, and other equipment vendors, third party network service providers, other material service providers, and material customers, requesting detailed, written information related to their Year 2000 compliance and the compliance status of the products or services they provide to ITC/\ DeltaCom, if any.

In addition, ITC/\DeltaCom performs a Year 2000 readiness assessment of all potential purchases, leases, or contracts in an effort to prevent the acquisition of a non-compliant system or facility.

  To date, ITC/\DeltaCom has received and analyzed responses from substantially all of its major vendors and service providers. ITC/\DeltaCom has also received responses from approximately one fifth of its customers to which inquiries were sent. The responses received included ITC/\DeltaCom's major Carrier's Carrier and Retail Services customers.

  Based upon the responses received to date, and assuming contradictory responses are not received in the future from the third parties who have been solicited, ITC/\DeltaCom believes that its third party computer operating systems dedicated to ITC/\DeltaCom's customer service, call detail records and billing systems and its Nortel and Ascend system switches are now Year 2000 compliant. ITC/\DeltaCom is in the process of investigating, and intends to closely monitor, the Year 2000 readiness of the three public utilities that own and operate approximately 3,650 miles of ITC/\ DeltaCom's approximately 7,800-mile fiber optic network. Two of these utilities have indicated that they intend to be Year 2000 compliant by year-end and one has stated that its goal is to be compliant by mid-1999. ITC/\DeltaCom has been informed by the financial institutions that provide services to ITC/\DeltaCom that they each have undertaken Year 2000 programs and expect to be Year 2000 compliant. ITC/\DeltaCom's two largest Carrier's Carrier customers, which together represented approximately 13% of ITC/\DeltaCom's consolidated revenues for the fiscal year 1998, have responded that they are on target to have mission-critical systems Year 2000 compliant by the end of the first quarter of 1999 in one instance, and by the end of the second quarter of 1999 in the other instance. Of ITC/\DeltaCom's five largest Retail Services customers, which represented an aggregate of approximately 9% of ITC/\DeltaCom's consolidated revenues for the fiscal year 1998, four have either informed ITC/\DeltaCom or made public disclosures that their mission-critical systems are now Year 2000 compliant.

Remediation and Testing.  Based upon the results of ITC/\DeltaCom's assessment
-----------------------
efforts, ITC/\ DeltaCom conducted remediation and testing of the at-risk systems identified by the assessment. The activities conducted during this phase were intended to affirmatively address potential Year 2000 problems in ITC/\DeltaCom-developed computer software in its information technology and non-information technology systems, and then demonstrate that the remediation was effective when the system is used within normal operating parameters. In this phase, ITC/\DeltaCom first evaluated a program application and, if a potential Year 2000 problem was identified, steps were taken to remediate the problem, and the application is then individually tested to confirm that the remediating changes were effective and did not adversely affect the functionality of that application. Similar remediation and testing was undertaken with respect to the hardware and other equipment that operates or is operated by the software. After the individual applications and system components were remediated and tested, integrated testing was conducted to demonstrate functional integrated systems operation.

  ITC/\DeltaCom has now completed the remediation and testing of its internally developed code and the systems that operate and are operated by such software, and ITC/\DeltaCom has placed the remediated systems and software into production.

  As ITC/\DeltaCom completes this remediation, it has arranged to conduct laboratory-simulated integrated systems testing in an effort to demonstrate Year 2000 compliance of ITC/\ DeltaCom's integrated telecommunications systems as they interface with external systems and the equipment of major vendors, third party network providers, other material service providers and customers. This testing effort covers ITC/\DeltaCom's essential network configurations and integration configurations with the most common network components which are utilized by customers and other third parties who interconnect with ITC/\DeltaCom's network.

Contingency Plans.  ITC/\DeltaCom is working on identifying and developing
------------------
contingency plans to handle its most reasonably likely worst case Year 2000 scenarios. ITC/\DeltaCom intends to complete its determination of the reasonably likely worst case scenarios after the information received from third party inquiries are compiled and the results of the network integration testing become available to ITC/\DeltaCom. ITC/\DeltaCom anticipates that the bulk of its contingency planning will primarily address potential year 2000 problems due to failures to remediate major systems successfully, and the potential failure of ITC/\DeltaCom's interconnecting carriers' and vendors' Year 2000 remediation efforts.

ITC/\DeltaCom expects to complete its contingency plans by the end of the third quarter of 1999. These contingency plans will continue to be refined and updated through the end of 1999 based upon, among other things, responses from third party inquiries. A failure to meet this target could materially impact ITC/\DeltaCom's operations.

Program Execution and Oversight.  ITC/\DeltaCom has established a Year 2000
--------------------------------
project office, and ITC/\DeltaCom's executive management reviews ITC/\DeltaCom's progress on Year 2000 efforts on a monthly basis. The board of directors has designated the Year 2000 oversight role to the Board's Audit Committee, and that Committee receives periodic updates and progress reports on ITC/\ DeltaCom's Year 2000 preparations.

  To execute its Year 2000 program, ITC/\DeltaCom is utilizing both internal and external resources to identify, correct, reprogram, and test its systems for Year 2000 compliance. ITC/\ DeltaCom's use of internal resources to achieve the aims of its Year 2000 program has not had a material adverse effect on its ability to develop new products and services or to maintain and upgrade, if necessary, its existing products and services. ITC/\DeltaCom's use of external resources to achieve the aims of its Year 2000 program has not had a material adverse effect on ITC/\ DeltaCom's operations or earnings.

Costs Related to the Year 2000 Issue.  ITC/\DeltaCom has incurred, and expects
-------------------------------------
to incur in the future, internal labor as well as consulting and other expenses necessary to prepare its systems for the year 2000. Through the end of 1998, ITC/\DeltaCom incurred approximately $1.1 million in external costs for its Year 2000 program. ITC/\DeltaCom currently estimates that it will incur additional external expenses during 1999 to complete its Year 2000 compliance work, which are not expected to exceed approximately $1 million. These costs, which may vary from the estimates, have been, and will continue to be, expensed as incurred.

Risks Related to the Year 2000 Issue.  ITC/\DeltaCom is implementing a detailed
-------------------------------------
process to minimize the possibility of service interruptions or adverse effects related to the Year 2000 issue. Although ITC/\DeltaCom's Year 2000 efforts are intended to minimize the potential adverse effects of the Year 2000 issue on ITC/\DeltaCom's business and operations, the actual effects of the issue cannot and will not be known until the Year 2000. Failure by ITC/\DeltaCom and/or its major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner (insofar as they relate to ITC/\ DeltaCom's business) could have a material adverse effect on ITC/\DeltaCom's business, results of operations, and financial condition.

  Like all telecommunication service providers, ITC/\DeltaCom's ability to provide service is dependent on its interconnecting carriers and third party vendors, including non-telecommunications related services providers. If these third parties fail to achieve Year 2000 compliance on a timely basis, ITC/\DeltaCom could be adversely impacted by their failure.

  There is a potential for some revenue erosion caused by reduced telecommunications service demand by both Carrier's Carrier customers and Retail Services customers because of their Year 2000 failures. ITC/\DeltaCom has taken steps to raise customer awareness of the Year 2000 issue and to encourage its customers to develop and implement plans to become Year 2000 compliant.

  ITC/\DeltaCom's failure to correct a material Year 2000 problem could result in an interruption or a failure of ITC/\DeltaCom's normal business activities and operations. Such failures could materially and adversely affect ITC/\DeltaCom's results of operations, liquidity, and financial condition. At this time, ITC/\DeltaCom is unable to determine whether the consequences of Year 2000 failures will have a material impact on ITC/\DeltaCom's results of operations, liquidity, or financial condition due to the general uncertainty inherent with the Year 2000 problem, caused in part from the uncertainty of the interconnecting carriers' and vendors' Year 2000 readiness, as well as uncertainties related to ITC/\DeltaCom's ongoing remediation program.

  ITC/\DeltaCom's Year 2000 program is expected to reduce significantly ITC/\DeltaCom's level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of ITC/\DeltaCom's major vendors, third party network service providers, and other material service providers and customers. ITC/\DeltaCom believes that, with the internal implementation of remediated information and network systems, its interconnecting carriers and primary vendors Year 2000 readiness, and completion of the Year 2000 compliance plan as scheduled, it will maintain normal operations for all dates after December 31, 1999.


EFFECTS OF NEW ACCOUNTING STANDARDS

SFAS No. 130, Reporting Comprehensive Income, issued by the Financial Accounting Standards Board, establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. ITC/\DeltaCom adopted SFAS No. 130, effective January 1, 1998, with no material impact on the consolidated financial statements.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises report information about operating segments, in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. ITC/\DeltaCom adopted SFAS No. 131, effective January 1, 1998, with no material impact on the consolidated financial statements.

SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement SFAS No. 133 as of the beginning of any fiscal quarter after June 15, 1998. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (1) derivative instruments and
(2) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. ITC/\DeltaCom expects to implement SFAS No. 133 for the fiscal year beginning January 1, 2000, and does not expect the adoption of SFAS No. 133 will have a material affect on its consolidated financial statements.

Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than ITC/\DeltaCom's 1999 fiscal year. ITC/\DeltaCom does not expect adoption of this statement to have a material impact on its consolidated financial statements.


INFLATION

  ITC/\DeltaCom does not believe that inflation has had a significant impact on ITC/\DeltaCom's consolidated operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     ITC/\DeltaCom is exposed to interest rate risk related to its interest rate swap agreement and its borrowings under the Credit Agreement. There were no borrowings outstanding under the Credit Agreement as of December 31, 1998. Additionally, ITC/\DeltaCom is exposed to fair value risk related to its fixed-rate, long-term debt. ITC/\DeltaCom's market risk sensitive instruments do not subject ITC/\DeltaCom to material market risk exposures.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of ITC/\DeltaCom, including ITC/\DeltaCom's consolidated balance sheets as of December 31, 1998 and 1997, and consolidated statements of operations, consolidated statements of cash flows, and consolidated statements of stockholders' equity for the years ended December 31, 1998, 1997 and 1996, and notes to consolidated financial statements, together with a report thereon of Arthur Andersen LLP, dated February 12, 1999, are attached hereto as pages F-2 through F-27.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information as to Nominees and Continuing Directors

     The following table sets forth certain information regarding the Board of Directors' three nominees for election as directors at ITC/\DeltaCom's 1999 annual meeting of stockholders and those directors who will continue to serve as such after the annual meeting.

                                                    Age at
                                                   March 31,         Director          For Term          Position(s) Held
                                                     1999            Since(1)         to Expire          with ITC/\DeltaCom
                                                -------------   -------------      --------------   -------------------------
Nominees:
----------
Robert A. Dolson(2)                                   53            1997                1999                    Director
O. Gene Gabbard(2)(3)                                 58            1997                1999                    Director
William H. Scott, III(3)                              51            1997                1999                    Director

Continuing Directors:
----------------------
Campbell B. Lanier, III                               48            1997                2000                    Chairman, Director
Andrew M. Walker                                      57            1997                2000                    Vice Chairman,
                                                                                                                Chief Executive
                                                                                                                Officer, Director
Donald W. Burton                                      55            1997                2001                    Director
Malcolm C. Davenport, V                               45            1997                2001                    Director
William T. Parr(3)                                    62            1997                2001                    Director
William B. Timmerman                                  52            1997                2000                    Director

----------------------------------------
(1)  ITC/\DeltaCom was incorporated in March 1997.
(2)  Member of the Audit Committee.
(3)  Member of the Compensation Committee.

     The principal occupations for the past five years of each of the three nominees for director and the six directors whose terms of office will continue after this year's annual meeting are set forth below.

Campbell B. Lanier, III.   Campbell B. Lanier, III, has been Chairman of
ITC/\DeltaCom since March 1997. Mr. Lanier has served as Chairman of the Board and Chief Executive Officer of ITC Holding since its inception in 1985. In addition, Mr. Lanier serves as an officer and director of several ITC Holding subsidiaries. He also is a director of Innotrac (a provider of marketing support services), KNOLOGY (a broadband telecommunications services company) (formerly known as CyberNet Holding, Inc.), MindSpring (an Internet service provider), Vista Eyecare, Inc. ( formerly known as National Vision Associates, Ltd.) (a full service optical retailer) and K&G Men's Centers ("K&G") (a discount retailer of men's clothing), Vice Chairman of the Board of AvData (a company providing data communications networks) and Chairman of the Board of Powertel (a wireless telecommunications services company). He has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

Andrew M. Walker.   Mr. Walker has been Chief Executive Officer of ITC/\DeltaCom since March 1997 and Vice Chairman of the Board of Directors of ITC/\DeltaCom since April 1998. He served as President and Chief Executive Officer of the managing partner of each of Interstate FiberNet and Gulf States FiberNet from November 1994 until March 1997. Mr. Walker has served as a director of KNOLOGY since July 1996, and he served as Chief Executive Officer and President of KNOLOGY from July 1996 to February 1997. Mr. Walker worked for MCI from 1990 to 1994 as Vice President, Carrier Services. From 1986 to 1990, Mr. Walker served as a Division President for Telecom*USA, Inc.

("Telecom*USA"). Prior to 1986, Mr. Walker held different positions with the Christian Broadcasting Network, M/A-Com and Comsat Laboratories.

Donald W. Burton.   Mr. Burton has been a director of ITC/\DeltaCom since March
1997. He has served as the Managing General Partner of South Atlantic Venture Funds since 1983 and as the General Partner of The Burton Partnership, Limited Partnership since 1979. Since 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton serves as director of Powertel, K&G, MTL, Inc. (a bulk transportation service company), the Heritage Group of Mutual Funds and several private companies.

Malcolm C. Davenport, V.   Mr. Davenport has been a director of ITC/\DeltaCom
since March 1997. He has operated his own C.P.A. and law practices since 1979 and 1983, respectively. Mr. Davenport has also served as a director of ITC Holding since 1989 and serves as a director of several of its former subsidiaries, including Spintek Gaming Technologies, Inc. (a gaming technology provider) and American Artists Film Corporation (a motion picture production company).

Robert A. Dolson.   Mr. Dolson has been a director of ITC/\DeltaCom since March
1997. He has served as President and Chairman of Continental Water Company (a holding company for regulated water utilities) since 1982 and 1989, respectively. He has served as President and Chairman of National Enterprises, Inc. (the parent company of Continental Water Company) since 1984 and 1989, respectively. He has served as a director of ITC Holding since December 1993. He also serves as a director of several private companies.

O. Gene Gabbard.   Mr. Gabbard has been a director of ITC/\DeltaCom since March
1997. He has worked independently as an entrepreneur and consultant since February 1993. Mr. Gabbard has served as a director of ITC Holding since 1993 and currently serves as Chairman of the Board of Clear Source, Inc. (a provider of broadband telecommunications services) and as a director of Powertel and MindSpring. From August 1990 through January 1993, he served as Executive Vice President and Chief Financial Officer of MCI. He served in various senior executive capacities, including Chairman of the Board, President and Chief Executive Officer of Telecom*USA, Inc., from December 1988 until Telecom's merger with MCI in August 1990. From July 1984 to December 1988, he was Chairman and/or President of SouthernNet, Inc. (''SouthernNet''), a long distance telecommunications company which was the predecessor to Telecom*USA. Mr. Gabbard has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

William T. Parr.   Mr. Parr has been a director of ITC/\DeltaCom since March
1997. Mr. Parr has served as Vice Chairman of J. Smith Lanier & Co. (an insurance placement company) since 1980. He has served as a director of ITC Holding since 1989. He also serves as a director of AvData, J. Smith Lanier & Co. and Industrial Distribution Group, Inc. (a supplier of maintenance, repair, operating and production products). Mr. Parr previously served as a director of SouthernNet and several subsidiaries of ITC Holding.

William H. Scott, III.   Mr. Scott has been a director of ITC/\DeltaCom since
March 1997. Mr. Scott has served as President of ITC Holding since December 1991 and as a director of ITC Holding since May 1989. Mr. Scott is a director of Innotrac, Powertel, AvData, KNOLOGY and MindSpring. From 1989 to 1991, he served as Executive Vice President of ITC Holding.

William B. Timmerman.   Mr. Timmerman has been a director of ITC/\DeltaCom since
March 1997. Since 1978 he has served in a variety of management positions at SCANA (a diversified utility company), including Chief Executive Officer, President, Senior Vice President, Executive Vice President and Chief Financial Officer. Mr. Timmerman is also director of SCANA Corporation, Powertel and Liberty Corporation (a life insurance company) and has served as a director of ITC Holding since 1996.

Information as to Executive Officers

Information required by this item with respect to executive officers is provided in "Item 1 Business--Executive Officers."

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires ITC/\DeltaCom's directors, officers and beneficial owners of more than 10% of the common stock to file with the SEC initial reports of ownership of ITC/\DeltaCom's equity securities and to file subsequent reports when there are changes in such ownership. Officers, directors and beneficial owners of more than 10% of the common stock are required by SEC regulations to furnish ITC/\ DeltaCom with copies of all Section 16(a) reports they file.

  Based on its review of these reports and on written representations from the reporting persons that no other reports were required, ITC/\DeltaCom believes that during the fiscal year ended December 31, 1998, ITC/\DeltaCom's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements with the exception of one Form 4 each for Campbell B. Lanier, Jr. and Douglas A. Shumate which were filed late.

ITEM 11.  EXECUTIVE COMPENSATION.


DIRECTORS COMPENSATION

  Directors of ITC/\DeltaCom who are also employees of ITC/\DeltaCom receive no directors fees. Non-employee directors receive directors fees of $750 for each Board meeting attended in person, $200 for each Board meeting attended by telephone and $200 for each Board committee meeting attended (whether in person or by telephone conference). In addition, directors are reimbursed for their reasonable out-of-pocket travel expenditures incurred. Directors of ITC/\DeltaCom are also eligible to receive grants of stock options under the Director Stock Option Plan.

  The Director Stock Option Plan provides for the "formula" grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code to directors of ITC/\DeltaCom who are not officers or employees of ITC/\DeltaCom or any subsidiary of ITC/\DeltaCom (each an "Eligible Director"). The Director Stock Option Plan authorizes the issuance of up to 481,500 shares of common stock pursuant to options granted under the Director Stock Option Plan (subject to anti-dilution adjustments in the event of a stock split, recapitalization or similar transaction). The option exercise price for options granted under the Director Stock Option Plan will be 100% of the fair market value of the shares of common stock at the close of business on the date of grant of the option. Under the Director Stock Option Plan, each Eligible Director will be granted an option to purchase 32,100 shares of common stock upon such person's initial election or appointment to serve as a director. Options granted will generally become exercisable with respect to 50% of the shares subject to the options on the second anniversary of the date of grant and with respect to 25% of the shares subject to the options on each of the third and fourth anniversaries of the date of grant. The options will expire ten years and 30 days after the date of grant. The Board of Directors may amend or terminate the Director Stock Option Plan with respect to shares of common stock as to which options have not been granted.

  At December 31, 1998, stock options to purchase 192,600 shares of common stock were outstanding pursuant to the Director Stock Option Plan.

  Other than the compensation described above, none of the directors received any other compensation from ITC/\DeltaCom in 1998 in connection with their service as directors.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

  The following table sets forth certain information concerning the cash and non-cash compensation paid during the periods indicated to the Chief Executive Officer and the four other most highly compensated executive officers of ITC/\DeltaCom whose combined salary and bonus exceeded $100,000 during the fiscal years ended December 31, 1998 and 1997 (the "Named Executive Officers").


                                                                                     Long Term
                                                             Annual                Compensation
                                                          Compensation                Awards
                                                   ---------------------------  -------------------
                                                                                    Securities
                                                                                    Underlying           All Other
Name and Principal Position             Year (1)      Salary       Bonus (2)        Options (3)         Compensation
--------------------------------------  ---------  -------------  ------------  -------------------  ------------------
Andrew M. Walker                            1998        $158,308     $101,314               23,302       $ 18,134.40(4)
Vice Chairman, Chief Executive              1997         147,063       99,069              401,250         12,837.67(5)
 Officer, Director

Foster O. McDonald                          1998         139,880       84,429               13,982         22,059.49(6)
President                                   1997         133,606       69,351              240,750         32,912.23(7)

J. Thomas Mullis                            1998         136,225       40,363               11,140          9,210.16(8)
Senior Vice President--General              1997         124,033       35,239              128,400          4,071.41(9)
 Counsel, Secretary

Roger F. Woodward                           1998         129,519       46,885               10,372        18,482.83(10)
Senior Vice President--Sales,               1997         123,708       11,538              160,500        32,474.35(11)
 Marketing and Customer Support

Steven D. Moses                             1998         116,092       68,794               11,392         7,154.62(12)
Senior Vice President--Network              1997         103,444       51,722              160,500         6,971.18(13)
 Services

----------------
(1) Under rules promulgated by the Securities and Exchange Commission (the "SEC" or the "Commission"), since ITC/\DeltaCom was not a reporting company during the three immediately preceding fiscal years, only information with respect to the most recently completed two fiscal years is noted in this Summary Compensation Table. Information presented is for the full fiscal year. For the period prior to ITC/\DeltaCom's formation, the Named Executive Officers were compensated by entities that became subsidiaries of ITC/\DeltaCom.
(2) Bonuses paid in fiscal year 1998 by ITC/\DeltaCom were based on both individual and corporate performance during fiscal year 1997 while bonuses paid in fiscal year 1997 were based on both individual and corporate performance during fiscal year 1996.
(3) Excludes options granted by ITC Holding prior to the formation of ITC/\DeltaCom on March 24, 1997. Option totals have been adjusted to reflect ITC/\DeltaCom's stock split in September 1998.
(4) Represents $2,394.00 in life insurance premiums paid by ITC/\DeltaCom on behalf of Mr. Walker, $6,400.00 in matching contributions made by ITC/\DeltaCom to the , Inc. 401(k) Plan (the "401(k) Plan") on behalf of Mr. Walker, $4,447.97 in travel allowances and an automobile allowance of $4,892.43 paid to Mr. Walker by ITC/\DeltaCom.
(5) Represents $3,287.67 in life insurance premiums paid by ITC/\DeltaCom on behalf of Mr. Walker, $4,750.00 in matching contributions made by ITC/\DeltaCom to the 401(k) Plan on behalf of Mr. Walker, and an automobile allowance of $4,800.00 paid to Mr. Walker by ITC/\DeltaCom.

(6) Represents $546.48 in life insurance premiums paid by ITC/\DeltaCom on behalf of Mr. McDonald, $6,400.00 in matching contributions made by ITC/\DeltaCom on behalf of Mr. McDonald to the 401(k) Plan, $8,512.91 in travel allowances and an automobile allowance of $6,600.10 paid to Mr. McDonald by ITC/\DeltaCom.
(7) Represents $4,653.13 in matching contributions made by ITC/\DeltaCom on behalf of Mr. McDonald to the 401(k) Plan, an automobile allowance of $6,600.00 paid to Mr. McDonald by ITC/\DeltaCom and the reimbursement by ITC/\DeltaCom of $21,659.10 in moving expenses incurred during 1997 by Mr. McDonald.
(8) Represents $2,520.00 in life insurance premiums paid by ITC/\DeltaCom on behalf of Mr. Mullis, $5,714.28 in matching contributions made by ITC/\DeltaCom on behalf of Mr. Mullis to the 401(k) Plan and $975.88 in travel allowances paid to Mr. Mullis by ITC/\DeltaCom.
(9) Represents $4,071.41 in matching contributions made by ITC/\DeltaCom to the 401(k) Plan on behalf of Mr. Mullis.
(10) Represents $995.28 in life insurance premiums paid by ITC/\DeltaCom on behalf of Mr. Woodward, $6,207.67 in matching contributions made by ITC/\DeltaCom on behalf of Mr. Woodward to the 401(k) Plan and $4,679.78 in travel allowances and $6,600.10 in an automobile allowance paid to Mr. Woodward by ITC/\DeltaCom.
(11) Represents an automobile allowance of $6,600.00 paid to Mr. Woodward by ITC/\DeltaCom as well as the reimbursement by ITC/\DeltaCom of $25,874.35 in moving expenses incurred during 1997 by Mr. Woodward.
(12) Represents $633.36 in life insurance premiums paid by ITC/\DeltaCom on behalf of Mr. Moses, $5,000.00 in matching contributions made by ITC/\DeltaCom to the 401(k) Plan on behalf of Mr. Moses, $1,150.76 in travel allowances paid to Mr. Moses by ITC/\DeltaCom and the value of the personal use of a Company vehicle calculated under Internal Revenue Service regulations to be $370.50.
(13) Represents $925.18 in life insurance premiums paid by ITC/\DeltaCom on behalf of Mr. Moses, $4,750.00 in matching contributions made by ITC/\DeltaCom to the 401(k) Plan on behalf of Mr. Moses, and the value of the personal use of a Company vehicle calculated under Internal Revenue Service regulations to be $1,296.00.

Option Grants

         The following table sets forth information with respect to grants of stock options to each of the Named Executive Officers during the year ended December 31, 1998.

                                                           Individual Grants (1)
                         -----------------------------------------------------------------------------------------
                                      Percentage                                              Potential Realized
                         Number of     of Total                                                    Value at
                         Securities     Options                                                 Assumed Annual
                         Underlying   Granted to                                                Rates of Stock
                          Options    Employees in   Exercise                  Expiration      Price Appreciation
Name                      Granted     Fiscal Year    Price     Grant Date        Date         for Option Term(2)
-----------------------  ----------  -------------  --------  -------------  -------------  ----------------------
                                                                                                5%         10%
                                                                                             --------    --------
Andrew M. Walker             23,302           1.8%  $13.6875  Mar. 13, 1998  Mar. 13, 2008   $200,688    $508,275

Foster O. McDonald           13,982           1.0    13.6875  Mar. 13, 1998  Mar. 13, 2008    120,420     304,982

J. Thomas Mullis             11,140           0.9    13.6875  Mar. 13, 1998  Mar. 13, 2008     95,943     242,991

Roger F. Woodward            10,372           0.8    13.6875  Mar. 13, 1998  Mar. 13, 2008     89,329     226,239

Steven D. Moses              11,392           0.9    13.6875  Mar. 13, 1998  Mar. 13, 2008     98,114     248,488

----------------------------
(1) All options granted to the Named Executive Officers were granted pursuant to ITC/\DeltaCom's 1997 Stock Option Plan ("1997 Plan"). All options are exercisable for shares of common stock and all options will become exercisable with respect to one-half of the shares subject to such options on the second anniversary of the date of the grant of the options, with an additional one-quarter becoming exercisable on each of the third and fourth anniversaries of the date of grant of the options.
(2) Based on exercise price.

Aggregate Option Exercises and Fiscal Year-End Values

  The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during fiscal year 1998, the number of securities underlying unexercised options at the end of 1998 and the year-end value of all unexercised in-the-money options held by such individuals.

                                                                                           Value of Unexercised
                             Shares                        Number of Unexercised           In-the-Money Options
                            Acquired                   Options at Fiscal Year-End(1)       at Fiscal Year-End(2)
                              on         Value    ---------------------------------------  ---------------------
                            Exercise    Realized  Exercisable  Unexercisable  Exercisable      Unexercisable
                           -----------  --------  -----------  -------------  -----------  ---------------------
Andrew M. Walker                    --  $   --        120,092        523,504   $1,511,658             $6,434,334
Foster O. McDonald                  --        --       38,558        328,022      471,644              4,036,662
J. Thomas Mullis                    --        --       29,378        195,918      359,353              2,366,678
Roger F. Woodward                   --        --       29,378        214,940      340,605              2,614,754
Steven D. Moses                 10,000   130,744       83,925        200,077    1,155,977              2,456,907

------------------------------
(1) Includes grants of stock options by ITC/\DeltaCom in fiscal year 1997 of 401,250, 240,750, 128,400, 160,500, and 160,500 to Messrs. Walker, McDonald,
    Mullis, Woodward and Moses, respectively, pursuant to the 1997 Plan. Additionally, prior to the Reorganization, Messrs. Walker, McDonald, Mullis, Woodward and Moses were granted options to purchase shares of common stock of ITC Holding under ITC Holding's incentive stock option plan. In connection with the Reorganization, these options were assumed by ITC/\DeltaCom and were converted into options to purchase shares of ITC/\DeltaCom's common stock. Upon conversion, Messrs. Walker, McDonald, Mullis, Woodward and Moses received options to purchase 219,044, 111,848, 85,756, 73,446 and 122,110 shares of Company common stock, respectively. These options will continue to vest according to the schedule set forth in each Named Executive Officer's respective stock option agreement unless such Named Executive Officer's employment with ITC/\DeltaCom is terminated, in which case options that have not vested at that time will terminate. The Reorganization is discussed in greater detail in "Item 1. Business - History of ITC/\DeltaCom - Reorganization."
(2) Represents the difference between the exercise price and the closing price of the common stock on The Nasdaq National Market at fiscal year-end on December 31, 1998.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Gabbard, Parr and Scott.

For a description of certain other transactions, see "Item 13. Certain Relationships and Related Transactions."


Compensation Committee Report on Executive Compensation

  The Compensation Committee of the Board of Directors has prepared the following report on ITC/\DeltaCom's policies with respect to the compensation of executive officers for 1998.

  The Board of Directors appointed the Compensation Committee in March 1997. Since that time, decisions on compensation of ITC/\DeltaCom's executive officers have been made by the Compensation Committee. The Compensation Committee also administers ITC/\DeltaCom's stock option plans. No member of the Compensation Committee is an employee of ITC/\DeltaCom. During 1998, the Compensation Committee consisted of Messrs. Gabbard, Parr and Scott.

Compensation Policies Toward Executive Officers

  The compensation policies of ITC/\DeltaCom are designed to (1) attract, motivate and retain experienced and qualified executives, (2) increase the overall performance of ITC/\DeltaCom, (3) increase stockholder value, and (4) increase the performance of individual executives. The Compensation Committee seeks to provide competitive salaries based upon individual performance together with annual cash bonuses awarded based on ITC/\DeltaCom's overall performance relative to corporate objectives, taking into account individual contributions, teamwork and performance levels. In addition, it is the policy of ITC/\DeltaCom to grant stock options to executives upon their commencement of employment with ITC/\DeltaCom and annually thereafter in order to strengthen the alliance of interest between such executives and ITC/\DeltaCom's stockholders and to give executives the opportunity to reach the top compensation levels of the competitive market depending on ITC/\DeltaCom's performance (as reflected in the market price of the common stock).

  The following describes in more specific terms the elements of compensation that implement the Compensation Committee's compensation policies, with specific reference to compensation reported for 1998.

  Base Salaries. Base salaries of executives are initially determined by evaluating the responsibilities of the position, the experience and knowledge of the individual, and the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at peer public companies in ITC/\DeltaCom's geographic region. Base salaries for executive officers are reviewed annually by the Compensation Committee based upon, among other things, individual performance and responsibilities.

  Annual salary adjustments are recommended by the Chief Executive Officer and President by evaluating the performance of each executive officer after considering new responsibilities and the previous year's performance. The Compensation Committee performs the same review of the Chief Executive Officer's and President's performance. Individual performance ratings take into account such factors as achievement of specific goals that are driven by ITC/\DeltaCom's strategic plan and attainment of specific individual objectives. The factors affecting base salary levels are not assigned specific weights but are subject to adjustments by the Compensation Committee.

  Bonuses. ITC/\DeltaCom's annual bonuses to its executive officers are based on both corporate and individual performance, as measured by reference to factors which reflect objective performance criteria over which management generally has the ability to exert some degree of control. These corporate performance factors consist of revenue and earnings targets established in ITC/\DeltaCom's annual budget. Bonuses for 1996 (paid in 1997) and for 1997 (paid in 1998) are based upon the achievement of such financial and operating factors.

  Stock Options. A third component of executive officers' compensation is the 1997 Plan, pursuant to which ITC/\DeltaCom grants executive officers and other key employees options to purchase shares of common stock.

  The Compensation Committee grants stock options to ITC/\DeltaCom's executives in order to align their interests with the interests of the stockholders. Stock options are considered by the Compensation Committee to be an effective long-term incentive because the executives' gains are linked to increases in the value of the common stock, which in turn provides stockholder gains. The Compensation Committee generally grants options to new executive officers and other key employees upon their commencement of employment with ITC/\DeltaCom and annually thereafter. The options generally are granted at an exercise price equal to the closing market price of the common stock at the date of the grant. Options granted to executive officers typically vest over a period of two to four years following the date of grant. The maximum option term is ten years. The full benefit of the options is realized upon appreciation of the stock price in future periods, thus providing an incentive to create value for ITC/\DeltaCom's stockholders through appreciation of stock price. Management of ITC/\DeltaCom believes that stock options have been helpful in attracting and retaining skilled executive personnel.

  Stock option grants made to executive officers in 1998 reflect significant individual contributions relating to ITC/\DeltaCom's operations and implementation of ITC/\DeltaCom's development and growth programs. Certain newly-hired executive officers also received stock option grants at the time of their employment with ITC/\DeltaCom. During 1998, ITC/\DeltaCom granted stock options to purchase an aggregate of 1,289,354 shares of common stock to 547 employees, including options to purchase an aggregate of 70,188 shares of common stock to ITC/\DeltaCom's five most highly compensated executive officers. The per share option exercise prices of such options ranged from $9.78 to $22.875, which generally equaled the fair market value of a share of common stock on the respective dates of grant.

  Other. ITC/\DeltaCom has adopted a contributory retirement plan, the 401(k) Plan, for all of its employees (including executive officers) age 21 and over with at least one year and 1,000 hours of service to ITC/\DeltaCom. The 401(k) Plan provides that each participant may contribute up to 15% of his or her salary (not to exceed the annual statutory limit). ITC/\DeltaCom generally makes matching contributions to each participant's account equal to 100% of the first 2% and 50% of the next 4% of such participant's annual contribution by salary and/or bonus deferral to the 401(k) Plan.

Chief Executive Officer Compensation

  The executive compensation policy described above is applied in setting Mr. Walker's compensation. Mr. Walker generally participates in the same executive compensation plans and arrangements available to the other senior executives. Accordingly, his compensation also consists of annual base salary, annual bonus, and long-term equity-linked compensation. The Compensation Committee's general approach in establishing Mr. Walker's compensation is to be competitive with peer companies, but to have a large percentage of his target compensation based upon the long-term performance of ITC/\DeltaCom, as reflected in part in the market price of the common stock.

  Mr. Walker's compensation for the year ended December 31, 1998 included $158,308 in base salary and a $101,314 cash bonus. Mr. Walker's salary and bonus payments for 1998 were based on, among other factors, ITC/\DeltaCom's performance and the 1997 compensation of chief executive officers of comparable companies, although his compensation was not linked to any particular group of these companies.

Compensation Deductibility Policy

  Under Section 162(m) of the Internal Revenue Code, and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1 million paid to any of ITC/\DeltaCom's five most highly compensated executive officers. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals and the board committee that establishes such goals consists only of "outside directors" as defined for purposes of Section 162(m). All of the members of the Compensation Committee qualify as "outside directors." The Compensation Committee intends to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery of compensation to ITC/\DeltaCom's executive officers.


Respectfully submitted,

Compensation Committee

O. Gene Gabbard
William T. Parr
William H. Scott, III

Comparative Stock Performance

  The following chart sets forth comparative information regarding ITC/\DeltaCom's cumulative stockholder return on its common stock since ITC/\DeltaCom completed its initial public offering on October 29, 1997 through December 31, 1998. Total stockholder return is measured by dividing total dividends (assuming dividend reinvestment) plus share price change for a period by the share price at the beginning of the measurement period. ITC/\DeltaCom's cumulative stockholder return based on an investment of $100 at October 24, 1997, when the common stock was first traded on The Nasdaq National Market, at its opening price of $8.25, is compared to the cumulative total return of the Standard & Poor's 500 Stock Index and the Nasdaq Telecommunications Index, comprised of publicly traded companies which are principally in the telecommunications business, during that same period.


                     Comparison of Cumulative Total Returns
                Comparison of Two Month Cumulative Total Return*
                     Among , Inc., The S&P 500 Stock Index
                    and The Nasdaq Telecommunications Index


                             [Graph Appears Here]



                                 Years Ending
                   ------------------------------------------
                   Oct. 24, 1997      Dec. 97         Dec. 98
ITC/\DELTACOM           100             100             185

S&P 500 INDEX           100             115             140

NASDAQ TELECOM          100              90              85
------------------------
* $100 invested on October 24, 1997.  Fiscal year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Stock Owned by Management

  The following table sets forth certain information regarding beneficial ownership of the common stock as of March 15, 1999 by (1) each director and nominee for director of ITC/\DeltaCom, (2) each Named Executive Officer and
(3) all executive officers and directors as a group.

                                                                        Amount of
                                                                       Beneficial
                                                                        Ownership              Percentage
Name of Beneficial Owner                                                 (a)(b)                 of Class
--------------------------------------------------------------  -------------------------  -------------------
Donald W. Burton (c)..........................................              2,393,654                4.6%
Malcolm C. Davenport, V (d)...................................                406,580                 *
Robert A. Dolson (e)..........................................              4,058,266                7.9
O. Gene Gabbard...............................................                244,224                 *
Campbell B. Lanier, III (f)...................................              8,239,655               16.0
Foster O. McDonald (g)........................................                646,998                1.3
Steven D. Moses (h)...........................................                200,684                 *
J. Thomas Mullis..............................................                124,443                 *
William T. Parr (i)...........................................                292,523                 *
Sara L. Plunkett..............................................                106,300                 *
William H. Scott, III (j).....................................              2,216,872                4.3
Douglas A. Shumate (k)........................................                222,119                 *
William B. Timmerman (l)......................................              4,096,840                7.9
Andrew M. Walker (m)..........................................                383,310                 *
Roger F. Woodward.............................................                123,214                 *
                                                                           ----------      -------------------
All executive officers and directors as a group                            23,383,248               45.4%
  (15 persons)................................................

------------------------------
* Less than one percent.

(a) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from March 15, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Unless otherwise indicated, each stockholder listed has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.

(b) Includes the following shares that the individuals named below have the right to purchase within 60 days from March 15, 1999 pursuant to options:

   Donald W. Burton.....................                    16,050
   Malcolm C. Davenport, V..............                    39,002
   Robert A. Dolson.....................                    39,002
   O. Gene Gabbard......................                    48,054
   Campbell B. Lanier, III................                 701,778
   Foster O. McDonald.....................                 184,392
   Steven D. Moses........................                 181,322
   J. Thomas Mullis.......................                 113,191
   William T. Parr........................                  34,411
   Sara L. Plunkett.......................                  97,772
   William H. Scott, III..................                 711,616
   Douglas A. Shumate.....................                 169,639
   William B. Timmerman...................                  39,002
   Andrew M. Walker.......................                 254,924
   Roger F. Woodward......................                 109,628
                                          ------------------------
         Total............................               2,739,783
                                          ------------------------

--------------------------
(c) Includes 123,838 shares held of record by The Burton Partnership, Limited Partnership, of which Mr. Burton is the sole general partner; 217,296 shares held of record by South Atlantic Venture Fund II, Limited Partnership, of which South Atlantic Venture Partners II, Limited Partnership is the sole general partner, of which Mr. Burton is the managing general partner; 1,125,380 shares held of record by South Atlantic Venture Fund III, Limited Partnership, of which South Atlantic Venture Partners III, Limited Partnership is the sole general partner, of which Mr. Burton is the managing partner; 361,516 shares held of record by South Atlantic Venture Fund IV, L.P., of which Mr. Burton is a general partner; 556,572 shares held of record by South Atlantic Venture Fund IV (QP), L.P., of which Mr. Burton is a general partner. Also includes 9,052 unexercised but vested options held of record by South Atlantic Venture Fund II, Limited Partnership.
(d) Includes 296,622 shares held of record by the Malcolm C. Davenport, V Family Trust, of which Mr. Davenport is co-trustee.
(e) Includes 4,017,264 shares held of record by National Enterprises, Inc., of which Mr. Dolson is President.
(f) Includes 2,412 shares in the aggregate held of record by Mr. C. Lanier, III's wife; 257,674 shares held of record by the Lanier Family Foundation, of which Mr. C. Lanier, III, is co-trustee; and 114,760 shares held of record by the Campbell Lanier, Jr. Irrevocable Life Insurance Trust, of which Mr. C. Lanier, III, is co-trustee.
(g) Includes 351,618 shares held of record by three McDonald family trusts, of which Mr. McDonald is trustee and 228 shares held of record by Mr. McDonald's wife.
(h) Includes 550 shares held of record by Mr. Moses' wife and 8,812 owned jointly with his son.
(i) Includes 2,000 shares held of record by Mr. Parr's wife.
(j) Includes 2,524 shares held of record by Mr. Scott's wife; 458 shares held of record by Mr. Scott's minor daughter; 257,674 shares held of record by the Lanier Family Foundation, of which Mr. Scott is co-trustee; 114,760 shares held by the Campbell Lanier, Jr. Irrevocable Life Insurance Trust, of which Mr. Scott is co-trustee; 809,428 shares held of record by Campbell B. Lanier, III Charitable Remainder Trust, of which Mr. Scott is trustee; 47,162 shares held in trust for Mr. Scott's minor daughter, of which Mr. Scott's wife is co-trustee.
(k) Includes 2,422 shares held of record by Mr. Shumate's wife; 10 shares held of record by Mr. Shumate's daughter; and 54 shares held of record by Mr. Shumate's son.
(l) Includes 4,055,838 shares held of record by SCANA Communications Inc., a wholly owned subsidiary of SCANA. Mr. Timmerman is Chief Executive Officer of SCANA.
(m) Includes 228 shares held of record by Mr. Walker's wife.

Principal Holders of Voting Securities

     The following table sets forth information as of March 15, 1999 with respect to the ownership of shares of common stock by each person believed by management to be the beneficial owner of more than five percent of ITC/\DeltaCom's outstanding common stock. The information is based on the most recent Schedule 13D or 13G filed with the SEC on behalf of such persons or other information made available to ITC/\DeltaCom. Except as otherwise indicated, the reporting persons have stated that they possess sole voting and sole dispositive power over the entire number of shares reported.

                                                          Amount of           ----------------------
                                                         Beneficial                 Percentage
Name of Beneficial Owner                                Ownership(a)                 of Class
-----------------------------------------------  ---------------------------  ----------------------
SCANA Communications, Inc. (b)                           4,055,838                       7.9%
National Enterprises, Inc. (c)                           4,017,264                       7.9
J. Smith Lanier (d)                                      3,813,552                       7.4
Robert A. Dolson (e)                                     4,058,266                       7.9
Campbell B. Lanier, III (f)                              8,239,655                      16.0
William B. Timmerman (g)                                 4,096,840                       7.9

-------------------------------
(a) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of common stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from March 15, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Unless otherwise indicated, each stockholder listed has sole voting and investment power with respect to the shares shown as beneficially owned by such stockholder.
(b) Excludes 1,480,771 shares of common stock issuable upon conversion of the 1,480,771 shares of Series A Convertible Preferred Stock held of record by SCANA Communications, Inc. The address of SCANA Communications, Inc. is 440 Knox Abbott Drive, Suite 240, Cayce, SC 29033.
(c) The address of National Enterprises, Inc. is 535 North New Ballas Road, St. Louis, MO 63141.
(d) Includes 648,798 shares held of record by Mr. J. Smith Lanier's wife; 257,674 shares held of record by the Lanier Family Foundation, of which Mr.
    J. Smith Lanier is co-trustee; 114,760 shares held of record by the Campbell Lanier, Jr. Irrevocable Life Insurance Trust, of which Mr. J. Smith Lanier is co-trustee; and 600,000 shares held of record by the J. Smith Lanier Charitable Remainder Trust. Also includes 22,952 shares of common stock that Mr. J. Smith Lanier has the right to purchase within 60 days from March 15, 1999 pursuant to options.
(e) Includes 4,019,264 shares held of record by National Enterprises, Inc., of
    which Mr. Dolson is President.   Also includes 39,002 shares of common stock
    that Mr. Dolson has the right to purchase within 60 days from March 15, 1999 pursuant to options.
(f) Includes 2,412 shares in the aggregate held of record by Mr. C. Lanier, III's wife; 257,674 shares held of record by the Lanier Family Foundation, of which Mr. C. Lanier, III, is co-trustee; and 114,760 shares held of record by the Campbell Lanier, Jr. Irrevocable Life Insurance Trust, of which Mr. C. Lanier, III, is co-trustee. Also includes 701,778 shares of common stock that Mr. C. Lanier, III, has the right to purchase within 60 days from March 15, 1999 pursuant to options.
(g) Includes 4,055,838 shares held of record by SCANA. Mr. Timmerman is the Chief Executive Officer of SCANA Corporation, SCANA's parent company. Also includes 39,002 shares of common stock that Mr. Timmerman has the right to purchase within 60 days from March 15, 1999 pursuant to options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  ITC/\DeltaCom has adopted a policy requiring that any material transactions between ITC/\DeltaCom and persons or entities affiliated with officers, directors or principal stockholders of ITC/\DeltaCom be on terms no less favorable to ITC/\DeltaCom than reasonably could have been obtained in arm's-length transactions with independent third parties.

  The following is a summary of certain transactions and relationships :

 . between ITC/\DeltaCom and ITC Holding prior to the Reorganization

 . between ITC/\DeltaCom and other entities in which ITC Holding prior to the Reorganization held more than 10% of the equity interests

 . among ITC/\DeltaCom and its directors, executive officers and stockholders and its associated entities.

In connection with the Reorganization, ITC Holding merged with and into ITC/\DeltaCom.

  ITC/\DeltaCom entered into an arrangement in January 1998 to lease its executive offices in West Point, Georgia from KNOLOGY for approximately $11,000 per month. ITC/\DeltaCom paid KNOLOGY $160,000 in connection with this lease for the year ended December 31, 1998.

  ITC/\DeltaCom, through Interstate FiberNet, Inc. (and formerly through Interstate FiberNet, a Georgia general partnership), sells capacity on its fiber optic network to several former ITC Holding subsidiaries and affiliates, including Powertel and Powertel PCS, Inc., Globe, InterCall, KNOLOGY and MindSpring. Together, these entities paid Interstate FiberNet, Inc., approximately $1.4 million for the year ended December 31, 1998.

  ITC/\DeltaCom, through DeltaCom, provides long distance and carrier switched long distance service to several former ITC Holding subsidiaries and affiliates, including KNOLOGY, InterCall, Interstate Telephone, Valley Telephone, Powertel and MindSpring. Together, these entities paid DeltaCom approximately $9.1 million for the year ended December 31, 1998. DeltaCom also earns commissions by serving as agent for certain interexchange carriers doing business with Powertel, InterCall, Eastern Telecom, Inc. (dba InterQuest) and MindSpring. Under these agreements, DeltaCom contracts with the interexchange carrier and rebills the appropriate access charges plus a margin to Powertel, InterCall and MindSpring. Together, Powertel, InterCall and MindSpring paid DeltaCom commissions totaling approximately $1.6 million for the year ended December 31, 1998.

  ITC/\DeltaCom, through Interstate FiberNet, Inc. (and formerly through InterQuest), provides directory assistance and operator service to Powertel, Interstate Telephone and Valley Telephone. Revenues recorded by ITC/\DeltaCom for these services were approximately $1.2 million for the year ended December 31, 1998.

  ITC/\DeltaCom purchased feature group access and other services from Interstate Telephone, Valley Telephone and InterCall totaling approximately $457,000 for the year ended December 31, 1998.

  InterCall provides conference calling services to ITC/\DeltaCom. ITC/\DeltaCom paid approximately $26,000 for such services for the year ended December 31, 1998.

  ITC Holding, through certain of its subsidiaries, from time to time provides ITC/\DeltaCom (and its subsidiaries) with administrative, staff and air travel services. ITC/\DeltaCom paid $375,000 to ITC Holding and its affiliates for air travel services during the year ended December 31, 1998. ITC/\DeltaCom did not purchase any administrative or staff services during the year ended December 31, 1998.

  ITC/\DeltaCom leases real property from entities controlled by Mr. Sidney L. McDonald, a stockholder of DeltaCom's predecessor and the father of Foster McDonald, President of ITC/\DeltaCom. Under the lease agreements, ITC/\DeltaCom paid approximately $164,000 in 1998 and is obligated to pay approximately $155,000 annually from 1999 through 2005. The lease agreements are cancelable by either of the parties with 24 months notice.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K.

(a)(1) The following Consolidated Financial Statements of and report of independent public accountants are included in Item 8 of this Form 10-K:

          Report of Independent Public Accountants.

          Consolidated Balance Sheets as of December 31, 1998 and 1997.

          Consolidated Statement of Operations for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2:

          Report of Independent Public Accountants on the Financial Statement Schedule.

          Schedule II--Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in the Consolidated Financial Statements of ITC/\DeltaCom or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

                                 EXHIBIT INDEX



           EXHIBIT
           NUMBER      EXHIBIT DESCRIPTION
          --------     -------------------
            3.1        Certificate of Incorporation of ITC/\DeltaCom, Inc. (filed as Exhibit 3.1 to Registration
                       Statement on Form S-1, as amended, File No. 333-36683 ("Form S-1") and incorporated herein by reference).
            3.2        Amended and Restated Bylaws of ITC/\DeltaCom, Inc. (filed as Exhibit 3.2 to Form S-1 and incorporated herein by reference).
            4.1        Form of Common Stock Certificate of ITC/\DeltaCom, Inc. (filed as Exhibit 4.1 to Form S-1 and incorporated herein by reference).
           10.1        Capacity Agreement dated as of February 1, 1997 between Interstate FiberNet and Entergy
                       Technology Company  (filed as Exhibit 10.1 to Registration Statement on Form S-4, as
                       amended, File No. 333-31361 (the "1997 Form S-4") and incorporated herein by reference).
           10.2        License Agreement dated February 1, 1997 between Interstate FiberNet and Metropolitan
                       Atlanta Rapid Transit Authority (filed as Exhibit 10.2 to 1997 Form S-4 and incorporated herein by reference).

           10.3        Supply Agreement for Transmission Equipment dated March 26, 1993 between Interstate
                       FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.3 to 1997 Form S-4 and incorporated herein by reference).
           10.3.1      Network Products Purchase Agreement, dated as of December 24, 1997, by and between
                       Interstate FiberNet, Inc. and Northern Telecom, Inc.  (filed as Exhibit 10.3.1 to the
                       Company's Annual Report on Form 10-K, File No. 000-23253 (the "1997 Form 10-K"), filed with the Commission on March 30, 1998 and incorporated herein by reference).
           10.4        First Amendment to Supply Agreement for Transmission Equipment dated as of September 9,
                       1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.4 to 1997
                       Form S-4 and incorporated herein by reference).
           10.5        Second Amendment to Supply Agreement for Transmission Equipment dated as of January 19,
                       1994 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.5 to 1997
                       Form S-4 and incorporated herein by reference).
           10.6        Sixth Amendment to Supply Agreement for Transmission Equipment dated as of November 21,
                       1996 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Third and the Fourth Amendment to this Agreement) (filed as Exhibit 10.6 to 1997 Form S-4 and incorporated herein by reference).
           10.7        Seventh Amendment to Supply Agreement for Transmission Equipment dated as of April 15, 1997 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Fifth
                       Amendment to this Agreement) (filed as Exhibit 10.7 to 1997 Form S-4 and incorporated herein by reference).
           10.8        Master Capacity Lease dated July 22, 1996 between Interstate FiberNet and InterCel PCS
                       Services, Inc. (filed as Exhibit 10.8 to 1997 Form S-4 and incorporated herein by reference).
           10.9        First Amendment to Master Capacity Lease dated as of August 22, 1996 between Interstate
                       FiberNet and InterCel PCS Services, Inc. (filed as Exhibit 10.9 to 1997 Form S-4 and incorporated herein by reference).
           10.10       Amended and Restated Loan Agreement dated as of March 27, 1997 by and among Gulf States
                       Transmission Systems, Inc., the Lenders parties thereto and NationsBank, N.A. (filed as
                       Exhibit 10.10 to 1997 Form S-4 and incorporated herein by reference).
           10.11       Promissory Note dated March 27, 1997 between Gulf States Transmission Systems, Inc. and
                       NationsBank, N.A. (filed as Exhibit 10.11 to 1997 Form S-4 and incorporated herein by reference).
           10.12       Amended and Restated Security Agreement dated as of March 27, 1997 between Gulf States
                       FiberNet and Gulf States Transmission Systems, Inc. and NationsBank, N.A. (filed as Exhibit
                       10.12 to 1997 Form S-4 and incorporated herein by reference).
           10.13       Assignment and Assumption Agreement dated as of March 27, 1997 between Gulf States FiberNet and Gulf States Transmission Systems, Inc. (filed as Exhibit 10.13 to 1997 Form S-4 and incorporated herein by reference).
           10.14       Term Agreement dated as of August 11, 1994 between Gulf States FiberNet and Illinois
                       Central Railroad Company (filed as Exhibit 10.14 to 1997 Form S-4 and incorporated herein by reference).
           10.15       Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment Group, Inc., on behalf of itself and as agent for
                       Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power
                       Company, Savannah Electric and Power Company, Southern Electric Generating Company and
                       Southern Company Services, Inc. and MPX Systems, Inc., which was assigned in part by MPX
                       Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995
                       (filed as Exhibit 10.15 to 1997 Form S-4 and incorporated herein by reference).
           10.15.1     Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern

                       Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power
                       Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah
                       Electric and Power Company, Southern Electric Generating Company and Southern Company
                       Services, Inc. and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc.
                       (filed as Exhibit 10.15.1 to 1997 Form 10-K and incorporated herein by reference).
           10.15.2     Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern
                       Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company,
                       Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and
                       Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and
                       Interstate FiberNet, Inc. (filed as Exhibit 10.15.2 to Quarterly Report Form 10-Q (the
                       "November 1998 Form 10-Q"), filed with the Commission of November 16, 1998, and incorporated herein by reference).
           10.16       First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement dated as of July 24, 1995 between Southern Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. (filed as Exhibit 10.16 to 1997 Form
                       S-4 and incorporated herein by reference).
           10.17       Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and
                       Services Agreement dated July 25, 1995 between MPX Systems, Inc. and Gulf States FiberNet
                       (filed as Exhibit 10.17 to 1997 Form S-4 and incorporated herein by reference).
+          10.17.1     Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July
                       15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company,
                       Mississippi Power Company, Savannah Electric and Power Company, Southern Electric
                       Generating Company and Southern Company Services, Inc. (collectively "SES"), ITC
                       Transmission Systems, Inc. (as managing partner of Interstate Fibernet) and Gulf States
                       Transmission Systems, Inc. (filed as Exhibit 10.17.1 to 1997 Form S-4 and incorporated herein by reference).
           10.18       Consent for Assignment of Interest dated February 20, 1997 among SCANA Communications,
                       Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development
                       and Investment Groups, Inc. (filed as Exhibit 10.18 to 1997 Form S-4 and incorporated herein by reference).
           10.19       Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and
                       Services Agreement dated March 27, 1997 between SCANA Communications, Inc. and ITC Holding
                       Company, Inc. (filed as Exhibit 10.19 to 1997 Form S-4 and incorporated herein by reference).
           10.20       Fiber System Lease Agreement dated January 30, 1996 between CSW Communications, Inc. and
                       Gulf States FiberNet (filed as Exhibit 10.20 to 1997 Form S-4 and incorporated herein by reference).
           10.21       Consent for Acquisition and Assignment dated January 13, 1997 between CSW Communications,
                       Inc. and Gulf States FiberNet (filed as Exhibit 10.21 to 1997 Form S-4 and incorporated herein by reference).
           10.22       Agreement for the Provision of Fiber Optic Services and Facilities dated April 21, 1986 between SouthernNet, Inc. and MPX Systems, Inc. (filed as Exhibit 10.22 to 1997 Form S-4 and incorporated herein by reference).
           10.23       First Amendment to Agreement for the Provision of Fiber Optic Services and Facilities dated
                       May 8, 1992 between MPX Systems, Inc. and MCI Telecommunications Corporation (filed as
                       Exhibit 10.23 to 1997 Form S-4 and incorporated herein by reference).
           10.24       Second Amendment to Agreement for the Provision of Fiber Optic Services and Facilities
                       dated January 30, 1996 between MPX Systems, Inc. and MCI Telecommunications Corporation
                       (filed as Exhibit 10.24 to 1997 Form S-4 and incorporated herein by reference).

           10.25       Network Operating Agreement dated March 25, 1996 among Gulf States FiberNet, TriNet, Inc.,
                       Hart Communications, Inc. and SCANA Communications, Inc. (f/k/a MPX Systems, Inc.) (filed as Exhibit 10.25 to 1997 Form S-4 and incorporated herein by reference).
           10.26       Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit
                       10.26 to 1997 Form S-4 and incorporated herein by reference).
           10.27       Amendment to the Agreement for Provision of Fiber Optic Facilities and Services dated March
                       29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.27 to 1997 Form S-4 and incorporated herein by reference).
           10.28       First Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services
                       dated March 22, 1991 between Alabama Power Company and Southern Interexchange Facilities,
                       Inc. (filed as Exhibit 10.28 to 1997 Form S-4 and incorporated herein by reference).
           10.29       Second Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services
                       dated December 1, 1991 between Alabama Power Company and Southern Interexchange Facilities,
                       Inc. (filed as Exhibit 10.29 to 1997 Form S-4 and incorporated herein by reference).
           10.30       Third Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services
                       dated September 23, 1992 between Alabama Power Company and Southern Interexchange
                       Facilities, Inc. (filed as Exhibit 10.30 to 1997 Form S-4 and incorporated herein by reference).
           10.31       Fourth Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services
                       dated January 1, 1994 between Alabama Power Company and Southern Interexchange Facilities,
                       Inc. (filed as Exhibit 10.31 to 1997 Form S-4 and incorporated herein by reference).
           10.32       Agreement dated March 6, 1990 between Tennessee Valley Authority and Consolidated
                       Communications Corporation (predecessor to DeltaCom, Inc.) (filed as Exhibit 10.32 to 1997
                       Form S-4 and incorporated herein by reference).
           10.32.1     Supplement Agreement; Leased Fiber Pathways, dated as of September 26, 1997, by and between
                       Tennessee Valley Authority and DeltaCom, Inc. (filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference).
           10.33       Interconnection Agreement signed March 12, 1997 between DeltaCom, Inc. and BellSouth
                       Telecommunications, Inc. (filed as Exhibit 10.33 to 1997 Form S-4 and incorporated herein by reference).
           10.34       Amendment to Interconnection Agreement relating to BellSouth loops dated March 12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.34 to
                       1997 Form S-4 and incorporated herein by reference).
           10.35       Amendment to Interconnection Agreement relating to resale of BellSouth services dated March
                       12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit
                       10.35 to 1997 Form S-4 and incorporated herein by reference).
           10.35.1     Third Amendment to Interconnection Agreement, dated March 12, 1997, by and between
                       DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.1 to 1997
                       Form S-4 and incorporated herein by reference).
           10.35.2     Fourth Amendment to Interconnection Agreement, dated August 22, 1997, by and between
                       DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.2 to 1997
                       Form S-4 and incorporated herein by reference).
           10.35.3     Amendment to Interconnection Agreement, dated October 3, 1997, by and between DeltaCom,
                       Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.3 to Form S-1 and incorporated herein by reference).
           10.35.4     Fifth Amendment to Interconnection Agreement, dated July 22, 1998, by and between DeltaCom,

                       Inc., and BelSouth Telecommunications, Inc. (filed as Exhibit 10.35.4 to November 1998 Form
                       10-Q, filed with the Commission on November 16, 1998 and incorporated herein by reference).
           10.36       Master Equipment Lease Agreement dated October 30, 1995 between AT&T Systems Leasing Co.
                       and DeltaCom, Inc. (filed as Exhibit 10.36 to 1997 Form S-4 and incorporated herein by reference).
           10.37       Network Products Purchase Agreement dated January 24, 1996, as amended through March 4,
                       1997, between DeltaCom, Inc. and Northern Telecom, Inc. (filed as Exhibit 10.37 to 1997
                       Form S-4 and incorporated herein by reference).
           10.38       First Amendment to Product Attachment Carrier Network Products, dated May 20, 1997 (filed as Exhibit 10.38 to 1997 Form S-4 and incorporated herein by reference).
           10.39       Agreement for Use of Optical Fiber System, Microwave Radio Tower Site and Associated
                       Facilities dated January 2, 1996 between DeltaCom, Inc. and SCI Systems, Inc. (filed as
                       Exhibit 10.39 to 1997 Form S-4 and incorporated herein by reference).
           10.40       Collocate Agreement dated January 7, 1991 between Williams Telecommunications Services,
                       Inc., and Southern Interexchange Facilities, Inc. (including consent for change of control)
                       (filed as Exhibit 10.40 to 1997 Form S-4 and incorporated herein by reference).
           10.41       Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA Communications, Inc., for switch location in Columbia, South Carolina (filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference).
           10.42       Lease Agreement dated January 1, 1996 between Brindlee Mountain Telephone Company and
                       DeltaCom, Inc. for, among other purposes, switch location in Arab, Alabama (filed as
                       Exhibit 10.42 to 1997 Form S-4 and incorporated herein by reference).
           10.43       Promissory Note dated March 27, 1997 between ITC Holding Company, Inc. and SCANA
                       Communications, Inc. (filed as Exhibit 10.43 to 1997 Form S-4 and incorporated herein by reference).
+          10.44       Agreement for the Provision of Telecommunications Services and Facilities, dated January
                       27, 1996, by and between Interstate FiberNet, Inc. and Carolinas FiberNet, LLC (filed as
                       Exhibit 10.44 to 1997 Form S-4 and incorporated herein by reference).
+          10.44.1     First Amendment to the Agreement for the Provision of Telecommunications Services and
                       Facilities, dated as of September 1, 1997, by and between Interstate FiberNet, Inc. and
                       Carolinas FiberNet, LLC. (filed as Exhibit 10.44.1 to 1997 Form 10-K and incorporated herein by reference).
+          10.45       Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate
                       FiberNet and Florida Power Corporation (filed as Exhibit 10.45 to 1997 Form S-4 and incorporated herein by reference).
+          10.46       Fiber Optic Capacity Marketing and Operating Agreement, dated March 21, 1996, by and between Interstate FiberNet and Florida Power & Light Company (filed as Exhibit 10.46 to
                       1997 Form S-4 and incorporated herein by reference).
+          10.47       Addendum to Fiber Optic Capacity Marketing and Operating Agreement, dated July 10, 1997, by and between Interstate FiberNet and Florida Power & Light Company (filed as Exhibit 10.47 to 1997 Form S-4 and incorporated herein by reference).
+          10.48       Master Service Agreement, dated May 6, 1996, by and between Interstate FiberNet and MCI
                       Telecommunications Corporation (filed as Exhibit 10.48 to 1997 Form S-4 and incorporated herein by reference).
+          10.49       Telecommunications System Maintenance Agreement, dated as of January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. (filed as Exhibit 10.49 to 1997 Form S-4 and incorporated herein by reference).
+          10.50       Sprint Communications Company Facilities and Services Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. (filed as Exhibit
                       10.50 to 1997 Form S-4 and incorporated herein by reference).
+          10.51       Fiber Optic Facility Lease Agreement, dated as of January 31, 1997, by and between
                       Interstate FiberNet and Southern Telecom 1, Inc. (filed as Exhibit 10.51 to 1997 Form S-4 and incorporated herein by reference).
           10.52       First Assignment and Assumption of Fiber Optic Facility Lease Agreement, dated February 1,
                       1997, by and between Interstate FiberNet and Gulf States FiberNet (filed as Exhibit 10.52 to 1997 Form S-4 and incorporated herein by reference).
+          10.53       Telecommunications System Agreement, dated January 26, 1995, by and between Interstate
                       FiberNet and Sprint Communications Company L.P. (filed as Exhibit 10.53 to 1997 Form S-4 and incorporated herein by reference).
           10.54       Amendment to Telecommunications System Agreement, dated July 25, 1995, by and between Gulf
                       States FiberNet and Sprint Communications Company L.P. (filed as Exhibit 10.54 to 1997 Form
                       S-4 and incorporated herein by reference).
+          10.55       Amendment No. 2 to Telecommunications System Agreement, dated August 8, 1996, by and between Gulf States FiberNet and Sprint Communications Company L.P. (filed as Exhibit 10.55 to 1997 Form S-4 and incorporated herein by reference).
+          10.56       Assignment of the Telecommunications System Agreement, dated July 25, 1995, between
                       Interstate FiberNet, Gulf States FiberNet and Sprint Communications Company L.P. (filed as
                       Exhibit 10.56 to 1997 Form S-4 and incorporated herein by reference).
+          10.57       Assignment of the Telecommunications System Agreement, dated February 27, 1997, between
                       Sprint Communications Company L.P., Gulf States FiberNet and Gulf States Transmission
                       Systems, Inc. (filed as Exhibit 10.57 to 1997 Form S-4 and incorporated herein by reference).
           10.58       Fixed Fee Agreement for Exchange of Use and Maintenance of Six (6) Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic Fibers, dated July 25, 1997, by and between
                       Interstate FiberNet, Gulf States Transmission Systems, Inc. and ALLTEL Telephone Services
                       Corporation. (filed as Exhibit 10.58 to 1997 Form S-4 and incorporated herein by reference).
+          10.59       MCI Carrier Agreement, effective August 1, 1995, by and between MCI Telecommunications
                       Corporation and Associated Communications Companies of America (ACCA) (filed as Exhibit
                       10.59 to 1997 Form S-4 and incorporated herein by reference).
+          10.60       First Amendment to MCI Carrier Agreement, dated as of March 20, 1996, by and between MCI
                       Telecommunications Corporation and Associated Communications Companies of America (ACCA)
                       (filed as Exhibit 10.60 to 1997 Form S-4 and incorporated herein by reference).
 +         10.61       Third Amendment to MCI Carrier Agreement, dated as of August 1, 1996, by and between MCI
                       Telecommunications Corporation and Associated Communications Companies of America (ACCA)
                       (filed as Exhibit 10.61 to 1997 Form S-4 and incorporated herein by reference).
           10.62       Fourth Amendment to MCI Carrier Agreement dated as of May 1, 1996, by and between MCI
                       Telecommunications Corporation and Associated Communications Companies of America (ACCA)
                       (filed as Exhibit 10.62 to 1997 Form S-4 and incorporated herein by reference).
+          10.63       Fifth Amendment to MCI Carrier Agreement, dated as of April 10, 1996, by and between MCI
                       Telecommunications Corporation and Associated Communications Companies of America (ACCA)
                       (filed as Exhibit 10.63 to 1997 Form S-4 and incorporated herein by reference).
+          10.64       Sixth Amendment to MCI Carrier Agreement, dated as of September 11, 1996, by and between
                       MCI Telecommunications Corporation and Associated Communications Companies of America
                       (ACCA) (filed as Exhibit 10.64 to 1997 Form S-4 and incorporated herein by reference).

+          10.65       Seventh Amendment to MCI Carrier Agreement, dated as of August 1, 1996, by and between MCI
                       Telecommunications Corporation and Associated Communications Companies of America (ACCA)
                       (filed as Exhibit 10.65 to 1997 Form S-4 and incorporated herein by reference).
+          10.66       Eighth Amendment to MCI Carrier Agreement, effective March 1, 1997, by and between MCI
                       Telecommunications Corporation and Associated Communications Companies of America (ACCA)
                       (filed as Exhibit 10.66 to 1997 Form S-4 and incorporated herein by reference).
+          10.67       Ninth Amendment to MCI Carrier Agreement, dated as of May 15, 1997, by and between MCI
                       Telecommunications Corporation and Associated Communications Companies of America (ACCA)
                       (filed as Exhibit 10.67 to 1997 Form S-4 and incorporated herein by reference).
           10.68       Tenth Amendment to MCI Carrier Agreement, dated July 11, 1997, by and between MCI
                       Telecommunications Corporation and Associated Communications Companies of America (ACCA)
                       (filed as Exhibit 10.68 to 1997 Form S-4 and incorporated herein by reference).
+          10.69       Switched Reseller Services Agreement, dated January 25, 1994, by and between DeltaCom, Inc.
                       and Allnet Communication Services, Inc. (filed as Exhibit 10.69 to 1997 Form S-4 and incorporated herein by reference).
+          10.70       WilTel, Inc. Carrier Digital Services Agreement, dated September 1, 1995, by and between
                       WorldCom Network Services, Inc. D/b/a WilTel, Associated Communications Companies of
                       America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit
                       10.70 to 1997 Form S-4 and incorporated herein by reference).
+          10.71       Amendment to WilTel, Inc. Carrier Digital Services Agreement,  dated April 1, 1996, by and between WorldCom Network Services,  Inc. d/b/a/ WilTel, Associated Communications Companies
                       of  America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit
                       10.71 to 1997 Form S-4 and incorporated herein by reference).
+          10.72       Amendment No. 2 to WilTel, Inc. Carrier Digital Services  Agreement, dated June 1, 1996, by and between WorldCom Network  Services, Inc. d/b/a/ WilTel, Associated Communications
                       Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as
                       Exhibit 10.72 to 1997 Form S-4 and incorporated  herein by reference).
+          10.73       Amendment No. 3 to WilTel, Inc. Carrier Digital Services Agreement, dated May 1, 1997, by and between WorldCom Network Services, Inc. d/b/a/ WilTel, Associated Communications
                       Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as
                       Exhibit 10.73 to 1997 Form S-4 and incorporated herein by reference).
+          10.74       Marketing and Operating Agreement, dated as of October 6, 1994,  by and between Interstate
                       FiberNet and DukeNet Communications, Inc. (filed as Exhibit 10.74 to 1997 Form S-4 and incorporated herein by reference).
+          10.75       Reseller Agreement, dated June 25, 1997, by and between DeltaCom,  Inc. and Total Network
                       Services, a division of Cable & Wireless, Inc. (filed as Exhibit 10.75 to 1997 Form S-4 and incorporated herein by reference).
           10.76       Sublease Agreement, dated as of January 1, 1995, by and between ITC Holding Company, Inc.
                       and ITC Transmission Systems, Inc. (filed as Exhibit 10.76 to 1997 Form S-4 and incorporated herein by reference).
           10.77.1     $100,000,000 Credit Agreement, dated as of September 17, 1997, among Interstate FiberNet,
                       Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (the "IFN Credit Agreement") (filed as Exhibit 10.77 to 1997 Form S-4 and incorporated herein by reference).
           10.77.2     First Amendment to Credit Agreement, dated as of October 20, 1997, among Interstate
                       FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other
                       Lenders identified therein (filed as Exhibit 10.77.2 to Form S-1 and incorporated herein by reference).

           10.77.3     First Amended and Restated Credit Agreement, dated as of February 24, 1998, among
                       Interstate FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (filed as Exhibit 10.77.3 to 1997 Form 10-K and incorporated herein by reference).
           10.78.1     $8,750,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.78.1 to 1997 Form S-4 and incorporated herein by reference).
           10.78.2     $3,750,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Amsouth Bank (filed as Exhibit 10.78.2 to 1997 Form
                       S-4 and incorporated herein by reference).
           10.78.3     $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.78.3 to 1997 Form S-4 and incorporated herein by reference).
           10.78.4     $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.78.4 to 1997 Form S-4 and incorporated herein by reference).
           10.78.5     $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of State Street Bank and Trust Company (filed as
                       Exhibit 10.78.5 to 1997 Form S-4 and incorporated herein by reference).
           10.78.6     $7,500,000 Revolving Promissory Note, dated as of September 17,  1997, made by Interstate
                       FiberNet, Inc. payable to the order of Corestates Bank, N.A. (filed as Exhibit 10.78.6 to
                       1997 Form S-4 and incorporated herein by reference).
           10.78.7     $2,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of First Union National Bank (filed as Exhibit 10.78.7 to 1997 Form S-4 and incorporated herein by reference).
           10.78.8     $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Regions Bank (filed as Exhibit 10.78.8 to 1997 Form
                       S-4 and incorporated herein by reference).
           10.78.9     $7,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Toronto Dominion (Texas), Inc. (filed as Exhibit
                       10.78.9 to 1997 Form S-4 and incorporated herein by reference).
           10.79.1     $8,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.79.1 to 1997 Form S-4 and incorporated herein by reference).
           10.79.2     $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.79.2 to 1997 Form S-4 and incorporated herein by reference).
           10.79.3     $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.79.3 to 1997 Form S-4 and incorporated herein by reference).
           10.79.4     $5,000,000 Term Promissory Note, dated as of September 17, 1997,  made by Interstate
                       FiberNet, Inc. payable to the order of State Street Bank and Trust Company (filed as
                       Exhibit 10.79.4 to 1997 Form S-4 and incorporated herein by reference).
           10.79.5     $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Corestates Bank, N.A. (filed as Exhibit 10.79.5 to
                       1997 Form S-4 and incorporated herein by reference).
           10.79.6     $2,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of First Union National Bank (filed as Exhibit 10.79.6 to 1997 Form S-4 and incorporated herein by reference)
           10.79.7     $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Regions Bank (filed as Exhibit 10.79.7 to 1997 Form
                       S-4 and incorporated herein by reference).
           10.79.8     $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate

                       FiberNet, Inc. payable to the order of Toronto Dominion (Texas), Inc. (filed as Exhibit
                       10.79.8 to 1997 Form S-4 and incorporated herein by reference).
           10.79.9     $3,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate
                       FiberNet, Inc. payable to the order of Amsouth Bank (filed as Exhibit 10.79.9 to 1997 Form
                       S-4 and incorporated herein by reference).
           10.80.1     Security Agreement, dated as of September 17, 1997, made by Interstate FiberNet, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.1 to 1997 Form S-4 and incorporated herein by reference).
           10.80.2     Security Agreement, dated as of September 17, 1997, made by DeltaCom, Inc. in favor of
                       NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the
                       IFN Credit Agreement (filed as Exhibit 10.80.2 to 1997 Form S-4 and incorporated herein by reference).
           10.80.3     Security Agreement, dated as of September 17, 1997, made by Gulf States Transmission
                       Systems, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.3 to 1997 Form S-4 and incorporated herein by reference).
           10.81       Placement Agreement, dated as of May 29, 1997, among ITC/\DeltaCom, Inc. and Morgan Stanley
                       & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Capital
                       Markets Corp. and NationsBanc Capital Markets, Inc. (filed as Exhibit 1.1 to 1997 Form S-4 and incorporated herein by reference).
           10.82.1     Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc. and United States Trust
                       Company of New York, as Trustee, relating to the 11% Senior Notes due 2007 of ITC/\DeltaCom,
                       Inc. (filed as Exhibit 4.1 to 1997 Form S-4 and incorporated herein by reference).
           10.82.2     Supplemental Indenture, dated as of October 17, 1997, between ITC/\DeltaCom, Inc. and United
                       States Trust Company of New York, as Trustee (filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference).
           10.83       Registration Rights Agreement, dated June 3, 1997, among ITC/\DeltaCom, Inc. and Morgan
                       Stanley & Co. Incorporated, Merrill Lynch & Co., First Union Capital Markets Corp. and
                       NationsBanc Capital Markets, Inc. (filed as Exhibit 4.2 to 1997 Form S-4 and incorporated herein by reference).
           10.84       Pledge and Security Agreement dated as of June 3, 1997 from  ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New York as Trustee (filed as Exhibit 4.3 to 1997 Form
                       S-4 and incorporated herein by reference).
           10.85       Form of Exchange Note (contained in Indenture filed as Exhibit 10.82).
           10.86       Assignment and Contribution Agreement Pursuant to Pledge and Security Agreement dated as of
                       July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States
                       Trust Company of New York, as Trustee filed herewith (filed as Exhibit 4.5 to 1997 Form S-4 and incorporated herein by reference).
+          10.87       MCI Carrier Agreement, effective September 1, 1997, by and between MCI Telecommunications
                       Corporation and Associated Communications Companies of America (ACCA) (filed as Exhibit
                       10.87 to Form S-1 and incorporated herein by reference).
+          10.87.1     First Amendment to the MCI Carrier Agreement, dated as of November 21, 1997, by and between
                       MCI Telecommunications Corporation and Associated Communication Companies of America (ACCA)
                       (filed as Exhibit 10.87.1 to 1997 Form 10-K and incorporated herein by reference).
           10.88       ITC/\DeltaCom, Inc. 1997 Stock Option Plan (filed as Exhibit 10.88 to Form S-1 and incorporated herein by reference).
           10.89       ITC/\DeltaCom, Inc. 1997 Director Stock Option Plan (filed as Exhibit 10.89 to Form S-1 and incorporated herein by reference).
           10.90       ITC Holding Company, Inc. Amended and Restated Stock Option Plan (filed as Exhibit 10.90 to
                       Form S-1 and incorporated herein by reference).

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
           10.96       10.94  Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of
                       New York, as Trustee, relating to the 8-7/8% Senior Notes Due 2008 of ITC/\DeltaCom, Inc.
                       (filed as Exhibit 4.2 to 1997 Form 10-K and incorporated herein by reference).
           10.97       Registration Rights Agreement, dated March 3, 1998, among ITC/\DeltaCom, Inc. and Morgan
                       Stanley & Co. Incorporated, Salomon Brothers Inc and NationsBanc Montgomery Securities LLC.
                       (filed as Exhibit 4.3 to 1997 Form 10-K and incorporated herein by reference).
           10.98       Form of Global 8-7/8% Note Due 2008 (contained in Indenture filed as Exhibit 10.96).
           10.99       Placement Agreement, dated as of February 26, 1998, among ITC/\DeltaCom, Inc. and Morgan
                       Stanley & Co. Incorporated, Salomon Brothers Inc and NationsBanc Montgomery Securities LLC.
                       (filed as Exhibit 1.1 to the Registration Statement on Form S-4, as amended, File No.
                       333-49963 (the "April 1998 Form S-4") and incorporated herein by reference).
           10.100      Indenture dated as of November 5, 1998 between ITC/\DeltaCom, Inc. and United States Trust
                       Company of New York, as Trustee, relating to the 9-3/4% Senior Notes Due 2008 of
                       ITC/\DeltaCom, Inc. (filed as Exhibit 4.2 to Registration Statement on Form S-4, as amended,
                       File No. 333-71735 (the "February 1999 Form S-4") and incorporated herein by reference).
           10.101      Registration Rights Agreement, dated November 5, 1998, among ITC/\DeltaCom, Inc. and Morgan
                       Stanley & Co. Incorporated and First Union Capital Markets, a division of Wheat First
                       Securities, Inc. (filed as Exhibit 4.3 to February 1999 Form S-4 and incorporated herein by reference).
           10.102      Form of Global 9-3/4% Note Due 2008 (contained in Indenture filed as Exhibit 10.100).
           10.103      Placement Agreement, dated October 29, 1998, among ITC/\DeltaCom, Inc. and Morgan Stanley &
                       Co. Incorporated and First Union Capital Markets, a division of Wheat First Securities,
                       Inc. (filed as Exhibit 1.1 to February 1999 Form S-4 and incorporated herein by reference).
           12.1        Statement regarding Computation of Ratios.
           21.1        Subsidiaries of ITC/\DeltaCom, Inc.
           23.1        Consent of Arthur Andersen LLP.
           27.1        Financial Data Schedule for the year ended December 31, 1998.

_________________
+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

     ITC/\DeltaCom hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d)  Financial Statement Schedule.

     The following financial statement schedule is filed herewith:

          Schedule II - Valuation and Qualifying Accounts.

     Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of ITC/\DeltaCom or notes thereto.

                                    GLOSSARY

     Access--Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.

     Access charges--The fees paid by long distance carriers to local exchange carriers for originating and terminating long distance calls on their local network.

     Allnet or Frontier--Allnet Communications, Inc. d/b/a Frontier Communications Services.

     AT&T--AT&T Corp.

     Cable & Wireless--Cable & Wireless Communications, Inc.

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

     DeltaCom--DeltaCom, Inc., an Alabama corporation which provides long distance telephone services in the southeastern United States. DeltaCom became a wholly owned subsidiary of ITC/\DeltaCom as part of the Reorganization.

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

     Frontier or Allnet--Allnet Communications Services, Inc. d/b/a Frontier Communications Services.

     Gulf States FiberNet--A Georgia general partnership that, prior to the Reorganization, operated a fiber-optic telecommunications network between Atlanta, Georgia and Longview, Texas. Gulf States FiberNet's assets and operations now are 100% owned by Interstate FiberNet.

     Gulf States Transmission--Gulf States Transmission Systems, Inc., a Delaware corporation, formed in 1994 by ITC Holding to be the 36% managing general partner in Gulf States FiberNet and which now owns 100% of Gulf States FiberNet's assets and its operations. Gulf States Transmission Systems, Inc. merged into Interstate FiberNet as part of the Reorganization.

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

     Interstate FiberNet, Inc.--The wholly owned subsidiary of ITC/\DeltaCom that currently holds the businesses that were held by ITC Transmission Systems, Inc., ITC Transmission Systems II, Inc., InterQuest and Interstate FiberNet prior to the Reorganization.

     IntraLATA--Telecommunications services originating and terminating in the same LATA.

     ITC Holding--ITC Holding Company, Inc. was a diversified telecommunications company based in West Point, Georgia, with substantial holdings in telecommunications companies operating in the southern United States. ITC Holding Company, Inc. merged with and into ITC/\DeltaCom on October 20, 1997 after transferring substantially all of its assets and liabilities (other than its stock in ITC/\DeltaCom) to another company, which has since been renamed ITC Holding Company, Inc.

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

     LCI--LCI International, Inc.

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

     MCI WorldCom--MCI WorldCom, Inc.

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

     Qwest--Qwest Communications International Inc.

     Reciprocal compensation--The same compensation of a new competitive local exchange carrier for termination of a local call by the local exchange carrier on its network as the new competitor pays the local exchange carrier for termination of local calls on the local exchange carrier network.

     Reorganization--The contribution to ITC/\DeltaCom by ITC Holding of the businesses of Interstate FiberNet, Gulf States FiberNet, DeltaCom and InterQuest.

     Resale--Resale by a provider of telecommunications services (such as a local exchange carrier) of such services to other providers or carriers on a wholesale or a retail basis.

     Route miles--The number of miles of the telecommunications path in which fiber optic cables are installed.

     SBC--SBC Communications, Inc.

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

     Transmission--ITC Transmission Systems, Inc., a Delaware corporation formed by ITC Holding to hold a 49% managing interest in InterState FiberNet. Transmission became a wholly owned subsidiary of ITC/\DeltaCom as part of the Reorganization and changed its name to Interstate FiberNet, Inc.

     Unbundled Access--Access to unbundled elements of a telecommunications services provider's network, including network facilities, equipment, features, functions and capabilities, at any technically feasible point within such network.

     Williams Communications--Williams Communications Group Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 24th day of March, 1999.


                                        ITC/\DELTACOM, INC.


                                        By:  /s/ Andrew M. Walker
                                             --------------------
                                        Andrew M. Walker
                                        Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


Signature                                Title                           Date
---------                                -----                           ----
/s/ Campbell B. Lanier, III       Chairman, Director                   March 24, 1999
---------------------------
Campbell B. Lanier, III


/s/ Andrew M. Walker              Chief Executive Officer, Vice        March 24, 1999
---------------------------       Chairman and Director
Andrew M. Walker                  (Principal executive officer)



/s/ Douglas A. Shumate            Senior Vice President and Chief      March 24, 1999
---------------------------       Financial Officer (Principal
Douglas A. Shumate                financial officer and principal
                                  accounting officer)


/s/ Donald W. Burton              Director                             March 24, 1999
---------------------------
Donald W. Burton


/s/ Malcolm C. Davenport, V       Director                             March 24, 1999
---------------------------
Malcolm C. Davenport, V


/s/ Robert A. Dolson               Director                            March 24, 1999
---------------------------
Robert A. Dolson


/s/ O. Gene Gabbard                Director                            March 24, 1999
---------------------------
O. Gene Gabbard

/s/ William T. Parr                Director                            March 24, 1999
---------------------------
William T. Parr


/s/ William H. Scott, III          Director                            March 24, 1999
---------------------------
William H. Scott, III


/s/ William B. Timmerman           Director                            March 24, 1999
---------------------------
William B. Timmerman

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ITC/\DELTACOM, INC. AND  SUBSIDIARIES
     Report of Independent Public Accountants................................... F-2
     Consolidated Balance Sheets as of December 31, 1998 and 1997............... F-3
     Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997, and 1996...................................... F-5
     Consolidated Statements of Stockholders' Equity for the Years Ended
         December 31, 1998, 1997, and 1996...................................... F-6
     Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1998, 1997, and 1996...................................... F-7
     Notes to Consolidated Financial Statements................................. F-9


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ITC/\DELTACOM, INC. AND SUBSIDIARIES:

  We have audited the accompanying consolidated balance sheets of ITC/\DELTACOM, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITC/\DeltaCom, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                     ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 12, 1999

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                      December 31,
                                                                                           -----------------------------------
                                                                                                1998                1997
                                                                                           --------------       --------------
                                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents........................................................               $184,167             $ 94,374
 Restricted assets................................................................                 14,300               22,000
 Accounts receivable:
    Customer, net of allowance for uncollectible accounts of
    $1,260 and $1,061 in 1998 and 1997, respectively..............................                 34,219               21,439
    Affiliates (Note 10)..........................................................                  3,307                2,012
 Inventory........................................................................                  1,635                1,018
 Prepaid expenses.................................................................                    591                  535
 Federal income tax receivables (Note 6)..........................................                  3,939                2,448
 Deferred income taxes (Note 6)...................................................                      0                  590
                                                                                                 --------             --------
    Total current assets..........................................................                242,158              144,416
                                                                                                 --------             --------
PROPERTY, PLANT AND EQUIPMENT, net (Note 3).......................................                262,050              141,534
                                                                                                 --------             --------
OTHER LONG-TERM ASSETS:
 Intangible assets, net (Note 4)..................................................                 63,160               61,348
 Restricted assets................................................................                  5,735               28,496
 Other long-term assets...........................................................                 14,414               10,310
                                                                                                 --------             --------
    Total other long-term assets..................................................                 83,309              100,154
                                                                                                 --------             --------
    Total assets..................................................................               $587,517             $386,104
                                                                                                 ========             ========



   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                     December 31,
                                                                                                ----------------------
                                                                                                   1998        1997
                                                                                                ----------  ----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable:
  Trade    ...................................................................................   $ 12,810    $  7,715
  Construction    ............................................................................      7,233       6,771
  Affiliates (Note 10)  ......................................................................          0         534
 Accrued interest  ...........................................................................      8,049       1,867
 Accrued compensation  .......................................................................      2,998       1,876
 Unearned revenue  ...........................................................................     11,457       4,779
 Other accrued liabilities  ..................................................................      8,418       3,516
 Current portion of long-term debt and capital lease obligations (Note 5).....................      1,075         912
                                                                                                 --------    --------
    Total current liabilities  ...............................................................     52,040      27,970
                                                                                                 --------    --------
LONG-TERM LIABILITIES:
 Deferred income taxes (Note 6)  .............................................................        418       6,891
 Long-term debt and capital lease obligations (Note 5)  ......................................    416,859     202,977
                                                                                                 --------    --------
    Total long-term liabilities  .............................................................    417,277     209,868
                                                                                                 --------    --------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; $7.40 liquidation preference; 5,000,000 shares authorized; 1,480,771 shares issued and outstanding in
  1998 and 1997...............................................................................         15          15
 Common stock, $.01 par value; 90,000,000 shares authorized; 51,339,838 and 49,635,112 shares issued and outstanding in 1998 and 1997,
  respectively................................................................................        513         496

 Additional paid-in capital  .................................................................    167,023     162,764
 Accumulated deficit  ........................................................................    (49,351)    (15,009)
                                                                                                 --------    --------
    Total stockholders' equity  ..............................................................    118,200     148,266
                                                                                                 --------    --------
    Total liabilities and stockholders' equity  ..............................................   $587,517    $386,104
                                                                                                 ========    ========



   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)


                                                                            Years ended December 31,
                                                                       ---------------------------------------
                                                                          1998          1997          1996
                                                                       -----------  ------------   -----------
OPERATING REVENUES...................................................  $   171,838   $   114,590   $    66,518
COST OF SERVICES.....................................................       82,979        54,550        38,756
                                                                       -----------   -----------   -----------
GROSS MARGIN.........................................................       88,859        60,040        27,762
                                                                       -----------   -----------   -----------
OPERATING EXPENSES:
  Selling, operations, and administration............................       64,901        38,255        18,876
  Depreciation and amortization......................................       30,887        18,332         6,438
                                                                       -----------   -----------   -----------
     Total operating expenses........................................       95,788        56,587        25,314
                                                                       -----------   -----------   -----------
OPERATING (LOSS) INCOME..............................................       (6,929)        3,453         2,448
                                                                       -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Equity in losses of unconsolidated subsidiary......................            0             0        (1,590)
  Interest expense...................................................      (32,828)      (21,367)       (6,173)
  Interest income....................................................        9,753         4,251           172
  Other income (expense).............................................       (2,356)            0             0
                                                                       -----------   -----------   -----------
       Total other expense, net......................................      (25,431)      (17,116)       (7,591)
                                                                       -----------   -----------   -----------
LOSS BEFORE INCOME TAXES,
 PREACQUISITION LOSS
 AND EXTRAORDINARY ITEM..............................................      (32,360)      (13,663)       (5,143)
INCOME TAX BENEFIT...................................................       (6,454)       (3,324)       (1,233)
                                                                       -----------   -----------   -----------
LOSS BEFORE PREACQUISITION
 LOSS AND EXTRAORDINARY ITEM.........................................      (25,906)      (10,339)       (3,910)
PREACQUISITION LOSS (Note 1)  .......................................            0            74             0
                                                                       -----------   -----------   -----------
LOSS BEFORE EXTRAORDINARY ITEM.......................................      (25,906)      (10,265)       (3,910)
EXTRAORDINARY ITEM-- LOSS ON EARLY
 EXTINGUISHMENT OF DEBT (LESS
 RELATED INCOME TAX BENEFIT OF $2,133 and
 $311 in 1998 and 1997, respectively)................................       (8,436)         (508)            0
                                                                       -----------   -----------   -----------
NET  LOSS............................................................  $   (34,342)  $   (10,773)  $    (3,910)
                                                                       ===========   ===========   ===========
BASIC AND DILUTED NET  LOSS
 PER COMMON SHARE:
  Before extraordinary loss.......................................... $      (0.51)  $     (0.26)  $     (0.10)
  Extraordinary loss.................................................        (0.16)        (0.01)         0.00
                                                                       -----------   -----------   -----------
  Net loss  .........................................................  $     (0.67)  $     (0.27)  $     (0.10)
                                                                       ===========   ===========   ===========
  Basic weighted average common shares
    outstanding......................................................   50,972,361    40,249,816    38,107,350
                                                                       ===========   ===========   ===========
  Diluted weighted average common shares
    outstanding......................................................   50,972,361    40,249,816    38,203,852
                                                                       ===========   ===========   ===========




 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                    Preferred Stock      Common Stock                                                      Total
                                  ------------------   ----------------    Additional      Contributions  Accumulated  Stockholders'
                                  Shares      Amount   Shares    Amount   Paid-in Capital     Receivable     Deficit       Equity
                                  ---------  -------   -------   -------  ----------------  -------------  ----------    ---------
BALANCE, December 31, 1995.....           0     $ 0   30,000,000    $300     $ 14,484              $(150)   $   (326)      $ 14,308

Acquisition of DeltaCom........           0       0            0       0        6,000                  0           0          6,000
Capital contributions from ITC
 Holding, net..................           0       0            0       0        2,859                  0           0          2,859

Net loss.......................           0       0            0       0            0                  0      (3,910)        (3,910)
                                  ---------     ---   ----------    ----     --------              -----    --------       --------
BALANCE, December 31, 1996.....           0       0   30,000,000     300       23,343               (150)     (4,236)        19,257

Initial capitalization of
 ITC/\DeltaCom..................          0       0            0       0            0                150           0            150
Capital contributions from ITC
 Holding, net..................           0       0            0       0       52,070                  0           0         52,070
Issuance of stock in
 connection with merger
 with ITC Holding..............   1,480,771      15    8,107,350      81          (96)                 0           0         87,500
Sale of common stock, net of
 offering expenses.............           0       0   11,500,000     115       87,385                  0           0              0
Issuance of common stock
 options.......................           0       0            0       0          580                  0           0            580
Deferred compensation..........           0       0            0       0         (555)                 0           0           (555)
Exercise of common stock
 options.......................           0       0       27,762       0           37                  0           0             37
Net loss.......................           0       0            0       0            0                  0     (10,773)       (10,773)
                                  ---------     ---   ----------    ----     --------              -----    --------       --------
BALANCE, December 31, 1997.....   1,480,771      15   49,635,112     496      162,764                  0     (15,009)       148,266
Issuance of common stock for
 IT Group acquisition..........           0       0      177,106       2        2,791                  0           0          2,793
Deferred compensation..........           0       0            0       0          144                  0           0            144
Exercise of common stock
 options.......................           0       0    1,527,620      15        1,324                  0           0          1,339
Net loss.......................           0       0            0       0            0                  0     (34,342)       (34,342)
                                  ---------     ---   ----------    ----     --------              -----    --------       --------
BALANCE, December 31, 1998.....   1,480,771     $15   51,339,838    $513     $167,023              $   0    $(49,351)      $118,200
                                  =========     ===   ==========    ====     ========              =====    ========       ========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Years ended December 31,
                                                                  ----------------------------------------------------
                                                                        1998               1997              1996
                                                                  ----------------   ---------------    --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss..................................................             $ (34,342)         $(10,773)         $ (3,910)
                                                                        ---------          --------          --------
 Adjustments to reconcile net loss to
  net cash provided by operating activities
  (excluding the effects of acquisitions):
  Depreciation and amortization............................                30,887            18,332             6,438
  Amortization of bond issuance costs......................                 1,622               721                 0
  Deferred income taxes....................................                (5,883)            2,056               612
  Equity in losses of unconsolidated subsidiary............                     0                 0             1,590
  Extraordinary item--loss on early extinguishment
    of debt................................................                10,569               819                 0
  Other....................................................                     0               187                14
  Changes in current operating assets and
    liabilities:
    Accounts receivable, net...............................               (14,075)           (9,028)           (2,647)
    Other current assets...................................                (2,164)              336            (2,452)
    Accounts payable.......................................                 4,215               552             1,507
    Accrued interest.......................................                 6,182            (4,054)            5,831
    Unearned revenue.......................................                 6,678             4,016               514
    Accrued compensation and other accrued
     liabilities...........................................                 5,823             3,138               692
                                                                        ---------          --------          --------
     Total adjustments.....................................                43,854            17,075            12,099
                                                                        ---------          --------          --------
     Net cash provided by operating activities.............                 9,512             6,302             8,189
                                                                        ---------          --------          --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures......................................              (148,304)          (48,692)           (6,004)
 Change in accounts payable-construction...................                   462             4,818              (169)
 Investment in Gulf States FiberNet........................                     0                 0            (2,362)
 Purchase of DeltaCom, net of cash received
  (Note 11)................................................                     0                 0           (63,534)
 Purchase of assets of Viper Computer Systems,
  Inc......................................................                     0                 0              (625)
 Purchase of Gulf States FiberNet, net of cash
  received (Note 11).......................................                     0               575                 0
 Release (purchase) of restricted assets, net..............                30,461           (50,496)                0
 Other.....................................................                  (785)              (59)                0
                                                                        ---------          --------          --------
     Net cash used in investing activities.................              (118,166)          (93,854)          (72,694)
                                                                        ---------          --------          --------

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                                        Years ended December 31,
                                                                          -------------------------------------------------
                                                                               1998             1997               1996
                                                                          --------------    -------------     -------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
 Proceeds from issuance of 9 3/4% Senior Notes, net of                     $ 121,397           $      0            $      0
     issuance costs............................................
 Proceeds from issuance of 8 7/8 % Senior Notes, net of                      155,170                  0                   0
     issuance costs............................................
 Proceeds from issuance of 11% Senior Notes, net of                            0            192,113                   0
     issuance costs............................................
 Redemption of 11% Senior Notes................................              (70,000)                 0                   0
 Premium paid on redemption of 11% Senior Notes................               (7,700)                 0                   0
 Proceeds from other long-term debt............................                    0             41,290                   0
 Payment of commitment fee.....................................                    0             (2,719)                  0
 Repayment of other long-term debt and capital lease
     obligations...............................................               (1,597)           (93,894)            (10,620)
 Proceeds from advance from ITC Holding........................                    0                  0              74,006
 Repayment of advance from ITC Holding.........................                    0            (43,228)             (1,234)
 Capital contributions from ITC Holding, net...................                    0               (624)              2,859
 Proceeds from exercise of common stock options................                1,339                  0                   0
 Proceeds from issuance of common stock, net of
     offering expenses.........................................                    0             87,650                   0
 Other.........................................................                 (162)                37                 139
                                                                            --------           --------            --------
 Net cash provided by financing activities.....................              198,447            180,625              65,150
                                                                            --------           --------            --------
INCREASE IN CASH AND CASH EQUIVALENTS..........................               89,793             93,073                 645
                                                                            --------           --------            --------
CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR.............................................               94,374              1,301                 656
                                                                            --------           --------            --------
CASH AND CASH EQUIVALENTS AT END
 OF YEAR.......................................................             $184,167           $ 94,374            $  1,301
                                                                            ========           ========            ========

SUPPLEMENTAL CASH FLOW
 DISCLOSURES:
 Cash paid for interest........................................             $ 25,477           $ 24,391            $    281
                                                                            ========           ========            ========
 Cash paid (refunds received) for income taxes, net............             $ (1,604)          $ (6,287)           $    547
                                                                            ========           ========            ========
NONCASH TRANSACTIONS:
 Note payable and capital lease obligation assumed in
  IT Group acquisition.........................................             $    974           $      0            $      0
                                                                            ========           ========            ========
 Issuance of common stock in connection with acquisition
  of IT Group..................................................             $  2,793           $      0            $      0
                                                                            ========           ========            ========
 Equity portion of acquisition of DeltaCom.....................             $      0           $      0            $  6,000
                                                                            ========           ========            ========
 Equity portion of acquisition of 64% interest in
  Gulf State FiberNet and Georgia Fiber Assets.................             $      0           $ 21,695            $      0
                                                                            ========           ========            ========
 Assumption of long-term debt related to
  acquisition of Georgia Fiber Assets..........................             $      0           $  9,963            $      0
                                                                            ========           ========            ========
 Forgiveness of long-term advances by ITC Holding..............             $      0           $ 31,000            $      0
                                                                            ========           ========            ========


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

  At December 31, 1996, FiberNet and Transmission II together held 100% of the ownership interests in Interstate FiberNet ("Interstate"), a Georgia general partnership. Effective with the Reorganization, Interstate was absorbed by law into FiberNet. GSTS held a 36% ownership in and was the managing partner of Gulf States FiberNet ("Gulf States"), a Georgia general partnership. On March 27, 1997, ITC Holding purchased the remaining 64% interest in Gulf States (Note 11) and contributed this interest to GSTS upon the Reorganization. On December 29, 1997, GSTS merged with and into FiberNet.

  Effective October 20, 1997, as part of a further reorganization of ITC Holding, ITC Holding transferred all of its assets, other than its stock in the Company, and all of its liabilities to another entity and then merged with and into the Company (the "Merger"). The Company was the surviving corporation in the Merger.

 Basis of Accounting and Financial Statement Presentation

  The accompanying consolidated financial statements are prepared on the accrual basis of accounting. The consolidated financial statements reflect the Reorganization and Merger in a manner similar to a pooling of interests and include the accounts of the Company and its wholly owned subsidiaries. Investments in affiliated entities in which the Company has at least 20% ownership and does not have management control are accounted for using the equity method. All material intercompany accounts and transactions have been eliminated in consolidation.

  On January 29, 1996, ITC Holding acquired 100% of the common stock of DeltaCom (Note 11). The acquisition was accounted for using the purchase method of accounting. The results of operations of DeltaCom have been included in the accompanying consolidated statements of operations since the date of acquisition.

  Prior to 1997, GSTS accounted for its 36% investment in Gulf States using the equity method. To reflect the acquisition of the remaining 64% of Gulf States, the revenues and expenses of Gulf States have been included in the accompanying consolidated statement of operations for the year ended December 31, 1997, with the preacquisition loss attributable to the previous owner deducted to determine the consolidated net loss of the Company.

 Nature of Business

  The Company operates primarily in two business segments. DeltaCom is an integrated telecommunications service provider operating primarily in the southern United States. DeltaCom is engaged in the retail sale of local exchange telephone services; long-distance telephone services such as traditional switched and dedicated long-distance; 800/888 calling; calling card and operator services; ATM and frame relay; high-capacity broadband private line services, as well as Intranet, Internet, and Web page hosting and development services; and customer premise equipment sale, installation and repair. DeltaCom primarily serves mid-sized and major regional businesses in the southern United States (the "Retail Services").

  The Fiber Companies are engaged in the sale of long-haul private-line services on a wholesale basis to other telecommunications companies using their owned and managed fiber optic network which extends throughout ten southern states (Arkansas, Texas, Tennessee, Mississippi, Louisiana, Alabama, Georgia, North Carolina, South Carolina, and Florida) (the "Carriers' Carrier Services").

  The Company has experienced operating losses as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. Assuming financing is available, the Company expects to continue to focus on increasing its customer base and expanding its network operations. Accordingly, the Company expects that its cost of services, selling, operations, and administration expenses and capital expenditures will continue to increase significantly, all of which will have a negative impact on short-term operating results. In addition, the Company may change its pricing policies to respond to a changing competitive environment. FiberNet has obtained a five-year, secured credit facility with NationsBank of Texas, N.A. (Note 5), and the Company has issued senior notes and equity (Notes 5 and 7). In the opinion of management, the Company's current cash position and available line of credit will be sufficient to meet the capital and operating needs of the Company through at least 1999. However, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

 Sources of Supplies

  The Company voluntarily uses a single vendor for transmission equipment used in its network. However, if this vendor were unable to meet the Company's needs, management believes that other sources for this equipment exist on commensurate terms and that operating results would not be adversely affected.

 Credit Risk and Significant Customers

  The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to certain customers for services and the ability to terminate access on delinquent accounts. The large number of customers comprising the customer base mitigates the concentration of credit risk. In 1998, 1997 and 1996, no customer represented more than 10% of the Company's consolidated operating revenues.

 Regulation

  The Company is subject to certain regulations and requirements of the Federal Communications Commission and various state public service commissions.

 Reclassifications

  Certain reclassifications have been made to amounts previously reported to conform to the current year presentation.


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

 Property, Plant and Equipment

  Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is provided using the composite or straight-line method over the following estimated useful lives:

                                                              Years
                                                            ----------
  Buildings and towers...................................           30
  Furniture, fixtures and office equipment...............      3 to 15
  Vehicles...............................................            5
  Telecommunications equipment...........................      5 to 20

 Intangible Assets

  Intangible assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangibles. Intangible assets are amortized over the following estimated useful lives:

                                        Years
                                     -----------
  Goodwill.........................           40
  Trademark........................           40
  Customer base....................      5 to 12
  Noncompete agreements............            5

 Restricted Assets

  Restricted assets include investments in U.S. government treasury notes that are classified as held-to-maturity and are reported at amortized costs. These investments represent a portion of the proceeds from the Company's senior notes offering in 1997 (Note 5) that are held by a trustee as security for and to fund the first six interest payments on these notes.

 Other Long-Term Assets

  Other long-term assets primarily include debt issuance costs that are amortized using the effective interest rate method over the life of the related debt.

 Long-Lived Assets

  The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets, for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the intangible assets related to each acquisition individually to determine whether impairment has occurred. Management believes its long-lived assets in the accompanying balance sheet are appropriately valued.

 Unearned Revenue

  Unearned revenue represents the liability for advance billings to customers for use of the Company's fiber-optic network. Customers are billed in advance for fixed monthly charges.

 Unbilled Revenue

  DeltaCom records unbilled revenue for long-distance services provided to customers but not yet billed. Approximately $4.9 million and $3.8 million in unbilled revenue are included in accounts receivable in the accompanying consolidated balance sheets at December 31, 1998 and 1997, respectively.

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

  The Company was included in the consolidated federal income tax return of ITC Holding through 1996. Under a tax-sharing arrangement with ITC Holding, prior to the Merger the Company was paid for the utilization of net operating losses included in the consolidated tax return, even if such losses could not have been used if the Company were to have filed on a separate return basis. As a result of the Merger (Note 1), ITC Holding's consolidated results of operations through October 20, 1997 were included in the Company's 1997 consolidated federal income tax return. The Company and its subsidiaries file separate state income tax returns.

 Revenue Recognition

  Revenues are recognized as services are provided and consist primarily of charges for use of telecommunications services and for use of the Company's fiber-optic network.

 Fair Value of Financial Instruments

  The carrying values of the Company's financial instruments approximate their fair values, except for the Company's 11% Senior Notes, 8 7/8% Senior Notes and 9 3/4% Senior Notes (Note 5). Based on their quoted market prices, such notes have fair values at December 31, 1998 of the following (in thousands):

      Instrument                        Fair Value         Carrying Value
      ----------                        ----------         --------------

11% Senior Notes                         $142,025               $130,000
8 7/8% Senior Notes                       156,000                160,000
9 3/4% Senior Notes                       129,375                125,000
                                         --------               --------
                                         $427,400               $415,000
                                         ========               ========

Based on their quoted market price, the $200 million 11% Senior Notes had a fair value of $220 million at December 31, 1997.

 Advertising Costs

  The Company expenses all advertising costs as incurred.

 Net Loss Per Share

  The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. Basic net loss per common share was computed by dividing net loss by the weighted average number of common shares outstanding for the year then ended.

  Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, for periods prior to the Company's initial public offering (Note 7), basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and, nominal issuances of common stock and common stock equivalents, regardless of whether they are antidilutive. For periods prior to 1997, 96,502 stock options are included in the computation of diluted net loss per share. For periods subsequent to the Company's initial public offering, the effect of the Company's potential common stock equivalents was not included in the computation of diluted net loss per share as their effect is antidilutive.

3.   Property, Plant and Equipment

  Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                       1998              1997
                                                                    ---------        ---------
Land...................................................              $    527         $    143
Buildings and towers...................................                17,327            2,326
Furniture, fixtures and office equipment...............                16,621            8,333
Vehicles...............................................                 2,367            1,009
Assets under capital lease.............................                 3,470            3,470
Telecommunications equipment...........................               246,631          139,990
                                                                     --------         --------
                                                                      286,943          155,271
Less accumulated depreciation..........................               (53,930)         (25,825)
                                                                     --------         --------
Net property, plant and equipment in service...........               233,013          129,446
Assets under construction..............................                29,037           12,088
                                                                     --------         --------
Property, plant and equipment, net.....................              $262,050         $141,534
                                                                     ========         ========

4.   Intangible Assets

  Intangible assets and the related accumulated amortization as of December 31, 1998 and 1997 are as follows (in thousands):


                                                                     1998                1997
                                                                  ---------           ---------
Goodwill...............................................             $58,994             $58,994
Customer base..........................................               9,570               5,846
Noncompete agreements..................................                 427                 102
Trademark..............................................                  40                  40
Other..................................................                 432                   0
                                                                    -------             -------
                                                                     69,463              64,982
Less accumulated amortization..........................              (6,303)             (3,634)
                                                                    -------             -------
Intangible assets, net.................................             $63,160             $61,348
                                                                    =======             =======

  See Note 11 for discussion of intangible assets recorded in 1998 related to the acquisition of IT Group and for a discussion of intangible assets recorded in 1997 and 1996 related to acquisitions of Gulf States and DeltaCom, respectively.

5.   Financing Obligations

 Long-Term Debt

  Long-term debt at December 31, 1998 and 1997 consist of the following (in thousands):

                                                                                           1998        1997
                                                                                        ----------  ----------
11% Senior Notes due 2007.............................................................   $130,000    $200,000
8 7/8% Senior Notes due 2008, net of unamortized discount of $147.....................    159,853           0
9 3/4% Senior Notes due 2008..........................................................    125,000           0
Other.................................................................................        438         640
                                                                                         --------    --------
                                                                                          415,291     200,640
Less current maturities...............................................................       (438)       (307)
                                                                                         --------    --------
Long-term debt, net of current portion  ..............................................   $414,853    $200,333
                                                                                         ========    ========


Maturities of long-term debt at December 31, 1998 are as follows:
1999    ..............................................................................   $    438
2000    ..............................................................................          0
2001    ..............................................................................          0
2002    ..............................................................................          0
2003    ..............................................................................          0
Thereafter............................................................................    415,000
                                                                                         --------
                                                                                         $415,438
                                                                                         ========


   Lease Obligations

  The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under noncancelable operating leases with original or remaining periods in excess of one year and maturities of capital lease obligations as of December 31, 1998 are as follows (in thousands):

                                                                         Operating         Capital
                                                                           Leases          Leases
                                                                           -------        -------
  1999  ..........................................................         $ 7,830         $  928
  2000............................................................           7,318            920
  2001............................................................           6,934            369
  2002............................................................           6,194            318
  2003............................................................           5,837            317
  Thereafter......................................................          17,806            689
                                                                           -------         ------
                                                                           $51,919          3,541
                                                                           =======
Less amounts representing interest................................                           (898)
                                                                                           ------
Present value of net minimum lease payments.......................                          2,643

Less current portion..............................................                           (637)
                                                                                           ------
Obligations under capital leases, net of current portion..........                         $2,006
                                                                                           ======

  Rental expense charged to operations for the years ended December 31, 1998, 1997, and 1996 was $7.4 million, $6.2 million, and $1.3 million, respectively.

 Senior Notes Offerings

  On June 3, 1997, the Company completed the issuance of $200 million principal amount of 11% Senior Notes due 2007 (the "1997 Notes"). Interest is payable semiannually on June 1 and December 1. On March 3, 1998, the Company completed the issuance of $160 million principal amount of 8 7/8% Senior Notes due 2008 at a price of 99.9% (the "March 1998 Notes") for an effective yield of 8.88%. Interest is payable semiannually on March 1 and September 1. On November 5, 1998, the Company completed the issuance of $125 million principal amount of 9 3/4% Senior Notes due 2008 (the "November 1998 Notes"). Interest is payable semiannually on May 15 and November 15.

  Proceeds from the 1997 Notes were held by the trustee until all regulatory approvals related to the Reorganization described in Note 1 were received. Upon their release, a portion of the proceeds was used to repay approximately $48 million of the Company's advances from ITC Holding and approximately $41.6 million under the GSTS Bridge Facility discussed below, as well as accrued interest. At December 31, 1998, approximately $20 million of such proceeds are held by the trustee as security for, and to fund, the next three interest payments on these notes.

  On April 2, 1998, the Company used proceeds from its equity offering to redeem $70 million principal amount of its 1997 Notes at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest. In conjunction with this redemption, the Company recorded a pre-tax extraordinary loss of $10.6 million (approximately $8.4 million after tax), consisting of a $7.7 million redemption premium and a $2.9 million write off of debt issuance costs.

  The 1997 Notes, the March 1998 Notes, and the November 1998 Notes (collectively the "Notes") are general, unsubordinated and unsecured senior obligations of the Company. The Company's subsidiaries have no obligation to pay amounts due on the Notes and do not guarantee the Notes. Therefore, the Notes are effectively subordinated to all liabilities of ITC/\DeltaCom's subsidiaries, including trade payables. Any rights of the Company and its creditors, including holders of the Notes, to participate in the assets of any of the Company's subsidiaries upon any liquidation or reorganization of any such subsidiaries will be subject to the prior claims of that subsidiary's creditors. The Notes are subject to certain covenants that, among other things, restrict the ability of ITC/\DeltaCom and its subsidiaries to incur additional indebtedness, pay dividends or make distributions.

 GSTS Bridge Facility

  In connection with the acquisition of the remaining 64% interest in Gulf States (Note 11) in March 1997, GSTS refinanced Gulf States' outstanding indebtedness of approximately $41.6 million with a bridge facility (the "GSTS Bridge Facility"). In connection with the refinancing, GSTS wrote off $819,000 ($508,000 net of tax benefits) in unamortized debt issuance costs, which is reflected in the accompanying statement of operations as an extraordinary loss on extinguishment of debt. The GSTS Bridge Facility, which bore interest at LIBOR plus 2.25%, matured on the date the proceeds from the Company's 1997 Notes Offering were released (July 25, 1997).

  GSTS did not retire a forward starting interest rate swap agreement (the "Swap"), which swapped the variable interest rate with a fixed rate of 8.25%, held by Gulf States in connection with this refinancing. At December 31, 1998, the Swap had a notional amount of approximately $29.7 million. At December 31, 1998, the Company would be required to pay approximately $2.4 million to terminate the Swap. The Company made payments totaling approximately $898,000 and $990,000 during 1998 and 1997, respectively, in connection with the Swap, which are included in interest expense in the accompanying consolidated statements of operations. While borrowings were outstanding under the GSTS Bridge Facility, the Swap was accounted for as a hedge. The Company planned to continue accounting for this agreement as a hedge of an anticipated transaction, in connection with planned borrowings under the Credit Agreement, as defined below. The interest rate swap agreement expires in December 2002.

  Upon receipt of the proceeds from the March 1998 Notes, the Company ceased accounting for the Swap as a hedge of an anticipated transaction and began accounting for the Swap as a trading security. The Swap is marked to market at each balance sheet date and the related gain (loss) is included in other expense. For the year ended December 31, 1998, the Company recorded approximately $2.4 million in other expense related to the Swap agreement.

 Credit Agreement

  On September 17, 1997, FiberNet entered into a credit agreement with NationsBank of Texas, N.A., as administrative lender, and certain other lenders (the "Credit Agreement"). The Credit Agreement originally provided for a term and revolving credit facility of up to $100 million to be used for working capital and other purposes, including refinancing existing indebtedness, capital expenditures, and permitted acquisitions. The Credit Agreement matures on September 15, 2002 and included a $50 million multidraw term loan facility and a $50 million revolving credit facility allowing for amounts to be drawn under the term loan facility until September 15, 1999. All $50 million of the term loan facility was required to be utilized before any amount over $10 million could be drawn down under the revolving credit facility. Amounts drawn under the Credit Agreement will bear interest, at FiberNet's option, at either the Base Rate or LIBOR, plus an applicable margin.

  In connection with the November 1998 Notes Offering and the March 1998 Notes Offering, the Company modified its Credit Agreement to, among other things, reduce the available credit to a $50 million revolving Credit Facility and to amend and/or delete various covenants.

  Borrowings under the Credit Agreement are guaranteed by the Company and are secured by a first priority lien on substantially all current and future assets and properties of FiberNet and its subsidiaries and a first priority pledge of the stock of FiberNet and its subsidiaries. No amounts were outstanding under the Credit Agreement at December 31, 1998 or 1997. The Credit Agreement contains covenants limiting the Company's ability to incur debt or make guaranties, create liens, pay dividends, make distributions or stock repurchases, make investments or capital expenditures, issue capital stock, engage in transactions with affiliates, sell assets, and engage in mergers and acquisitions. The Credit Agreement also requires the Company to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis.

6.   Income Taxes

  Details of the income tax benefit for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                             1998               1997              1996
                                                          -----------       ------------      -----------
Current:
     Federal....................................             $(3,277)           $(6,141)         $(1,805)
     State......................................                 573                 12              (49)
                                                             -------            -------          -------
        Total current...........................              (2,704)            (6,129)          (1,854)
                                                             -------            -------          -------
  Deferred:
     Federal....................................              (6,871)             2,679              660
     State......................................              (1,194)              (264)             (39)
  Increase in valuation allowance...............               4,315                390                0
                                                             -------            -------          -------
        Total deferred..........................              (3,750)             2,805              621
                                                             -------            -------          -------
        Total benefit...........................             $(6,454)           $(3,324)         $(1,233)
                                                             =======            =======          =======

  The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                            1998               1997
                                                                         ------------      ------------
Deferred tax assets:
     Net operating loss carryforwards..............................         $ 20,302           $   390
     Alternative minimum tax credit carryforward...................              350                 0
     Interest rate swap............................................              895                 0
     Other.........................................................            1,132               737
                                                                            --------           -------
                                                                              22,679             1,127
                                                                            --------           -------
  Deferred tax liabilities:
     Property......................................................          (14,253)           (7,038)
     Other.........................................................             (149)                0
                                                                            --------           -------
                                                                             (14,402)           (7,038)
                                                                            --------           -------
  Net deferred tax assets (liabilities)............................            8,277            (5,911)

  Valuation allowance..............................................           (8,695)             (390)
                                                                            --------           -------

  Net deferred tax liabilities.....................................         $   (418)          $(6,301)
                                                                            ========           =======

  Prior to 1997, the Company received payment for net operating losses generated for federal income tax purposes and used by ITC Holding in ITC Holding's consolidated federal income tax return. In 1997, ITC Holding's results of operations were included in the Company's 1997 consolidated federal income tax return through the date of the Merger. The receivable from ITC Holding under the tax-sharing agreement was $2.4 million at December 31, 1997.

   During 1998, the Company recorded a receivable for federal income taxes of approximately $3.9 million in connection with the carry back of a portion of its current year federal net operating loss. At December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $51 million and $90 million, respectively. The carryforwards expire primarily in 2018. As the Company is unable to conclude that it is more likely than not that it will be able to realize the benefit of its deferred tax assets, it has provided a 100% valuation allowance against the net amount of such assets at December 31, 1998. In addition to the $4.3 million increase in the valuation allowance recorded within the income tax provision, approximately $1.9 million of the 1998 valuation allowance increase was allocated to the extraordinary item (Note 5). Also, the Company realized the benefit of non-qualified stock compensation expense for tax purposes in excess of stock compensation expense for book purposes of approximately $2.1 million for the year ended December 31, 1998. This amount has been credited directly against additional paid-in capital, net of a full valuation allowance. The deferred tax liability at December 31, 1998 represents certain net state deferred tax liabilities.

  Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), limits the utilization of net operating loss carryforwards when there are changes in ownership greater than 50%, as defined. If such a change occurs, the timing of the Company's utilization of its U.S. net operating loss carryforwards could be impacted.

  A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

                                                                             1998         1997         1996
                                                                            ------       ------       -----
  Federal statutory rate.........................................             (34)%        (34)%       (34)%
  State income taxes, net of federal benefit.....................              (2)          (3)         (2)
  Permanent differences..........................................               3            6           9
  Increase in valuation allowance................................              13            3           0
  Other..........................................................               0            4           3
                                                                             ----         ----        ----
  Effective income tax rate......................................             (20)%        (24)%       (24)%
                                                                             ====         ====        ====

7.   Equity Interests

 Merger With ITC Holding

  In connection with the Merger (Note 1), holders of ITC Holding's common stock and convertible preferred stock received 4.59045 shares of the Company's Common Stock and Series A Convertible Preferred Stock. Fractional shares were paid in cash.

 Initial Public Offering

  During October 1997, the Company completed the sale of 11,500,000 shares of its Common Stock to the public at an offering price of $8.25 a share. The proceeds of the offering, net of offering expenses, were $87.5 million.

 Stock Split

  On July 29, 1998, the Company announced a two-for-one stock split of its Common Stock to be effected in the form of a stock dividend (the "Stock Split"). The record date for the Stock Split was August 18, 1998 and the payment date was September 4, 1998. The Common Stock began trading giving effect to the Stock Split on September 8, 1998. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the Stock Split on a retroactive basis.

 Employee Stock Option Plan

  Upon the Reorganization, all employees of the Company became eligible to receive stock options under the Company's 1997 Stock Option Plan, as amended (the "Stock Option Plan"), which was adopted by the Company and approved by ITC Holding on March 24, 1997.

  The Stock Option Plan provides for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Code to employees of the Company, its subsidiaries, and ITC Holding, as well as the grant of non-qualifying options to any other individual whose participation in the Stock Option Plan is determined to be in the best interests of the Company. The Stock Option Plan authorizes the issuance of up to 4,815,000 shares of the Company's Common Stock pursuant to options granted under the Stock Option Plan (subject to antidilution adjustments in the event of a stock split, recapitalization, or similar transaction). The maximum number of shares subject to options that can be awarded under the Stock Option Plan to any person is 1,605,000 shares. The compensation committee of the Company's board of directors will administer the Stock Option Plan and will grant options to purchase Common Stock.

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

  On March 24, 1997 and July 29, 1997, the Company granted options to purchase 2,532,690 shares and 337,866 shares, respectively, of Common Stock under the Stock Option Plan. All options were granted at a price at least equal to the estimated fair value of the common stock on the date of grant ($2.25) as determined by the Company's board of directors based on equity transactions and other analyses. Options to purchase an additional 96,502 shares of Common Stock at $2.25 per share were granted on October 1, 1997. At December 31, 1998 and 1997, unamortized compensation expense of $410,000 and $555,000, respectively, is recorded as an offset to equity in the accompanying balance sheet related to this option grant since the price of the options was below fair market value. Compensation expense is recognized over the vesting period.

  Following the Company's initial public offering, options to purchase an additional 123,830 shares of Common Stock at $8.63 per share were granted on October 28, 1997. The $8.63 per share represents the closing value of the Company's stock on the date of grant.

 Director Stock Option Plan

  On March 24, 1997, the Company adopted and its stockholders approved the Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the "formula" grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Code to directors of the Company who are not officers or employees of the Company or ITC Holding, (each an "Eligible Director"). The Director Plan authorizes the issuance of up to 481,500 shares of Common Stock pursuant to options granted under the Director Plan (subject to antidilution adjustments in the event of a stock split, recapitalization, or similar transaction). The option exercise price for options granted under the Director Plan will be at least 100% of the fair market value of the shares of Common Stock on the date of grant of the option. Under the Director Plan, each Eligible Director will be granted an option to purchase 32,100 shares of Common Stock upon such person's initial election or appointment to serve as director. Options granted will become exercisable with respect to 50% of the shares subject to the options on the second anniversary of the date of grant and with respect to 25% of the shares subject to the options on each of the third and fourth anniversaries of the date of grant. The options will expire ten years and 30 days after the date of grant.

  On March 24, 1997, the Company granted options to purchase 32,100 shares of its Common Stock to each of its six non-employee directors. All options were granted at a price equal to the estimated fair value of the common stock on the date of grant ($2.25) as determined by the Company's board of directors based on equity transactions and other analyses.

 ITC Holding Stock Option Plan

  Prior to the Merger, ITC Holding sponsored a stock option plan which provided for the granting of stock options to substantially all employees of ITC Holding and its wholly owned and majority owned subsidiaries, including the Company. Options were generally granted at a price (established by ITC Holding's board of directors based on equity transactions and other analyses) equal to at least 100% of the fair market value of ITC Holding's common stock on the option grant date. Options granted generally became exercisable 40% after two years and 20% per annum for the next three years and remained exercisable for ten years after the option grant date. At December 31, 1996, employees of the Company held outstanding options for a total of 314,768 of ITC Holding's shares at option prices ranging from $7.60 to $30.50 per share. In connection with the Merger and the related spin-off of ITC Holding's other subsidiaries, stock options outstanding under ITC Holding's stock option plan were adjusted. Each ITC Holding option holder received an option in the spin-off entity and 4.59045 options in the Company (the "Replacement Options"). All Replacement Options were at exercise prices that preserved the economic benefit of the ITC Holding options at the spin-off and merger date. As a result, options for 7,080,176 shares of the Company's Common Stock were issued under the Stock Option Plan at exercise prices ranging from $0.16 per share to $4.44 per share.

 Statement of Financial Accounting Standards No. 123

  The Company accounts for its stock based compensation plans under APB Opinion No. 25, under which no compensation cost is recognized for options granted with an exercise price equal to the fair market value of the Company's common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of all options for shares of common stock granted to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                 1998              1997              1996
                                              ---------         ---------         ---------
  Risk-free interest rate..................       5.26%             6.00%             6.29%
  Expected dividend yield..................          0%                0%                0%
  Expected lives...........................    Ten years         Ten years         Ten years
  Expected volatility......................      77.45%               60%               50%

  The weighted average fair value of options and Replacement Options granted to employees of the Company in 1998, 1997 and 1996 was $13.48, $7.34 and $9.83 per share, respectively. The total value of options and Replacement Options for common stock granted to employees of the Company during 1998, 1997 and 1996 was computed as approximately $16.2 million, $14.2 million and $4.1 million (including approximately $7.7 million related to the Replacement Options), respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options (five-year vesting period as to the Replacement Options). If the Company had accounted for these plans in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net loss for the years ended December 31, 1998, 1997 and 1996 would have increased as follows:

Net loss (in thousands)                   1998       1997       1996
-----------------------                 ---------  ---------  --------
As Reported                             $(34,342)  $(10,773)  $(3,910)
Pro Forma                               $(41,159)  $(20,415)  $(5,469)

Basic and diluted net loss per share
--------------------------------------
As Reported                             $  (0.67)  $  (0.27)  $ (0.10)
Pro Forma                               $  (0.81)  $  (0.54)  $ (0.14)

          A summary of the status of the Company's portion of ITC Holding's stock option plan through the date of the Merger is as follows:

                                                                                    Weighted Average Exercise
                                                                                              Price
                                                                Shares                      Per Option
                                                             ------------                ---------------

Outstanding at December 31, 1995                                 108,427                        $14.87
     Granted                                                     223,081                         25.87
     Exercised                                                      (840)                        16.86
     Forfeited                                                   (15,900)                        24.55
                                                                 -------
Outstanding at December 31, 1996                                 314,768                         22.17
     Granted                                                      43,840                         31.75
     Exercised                                                    (6,500)                         9.49
     Forfeited                                                   (18,178)                        25.81
                                                                 -------
Outstanding at October 20, 1997                                  333,930                         23.48
                                                                 =======

   A summary of the status of the Company's stock option plans at December 31, 1998 and changes during the period from inception on March 24, 1997 through December 31, 1998 is as follows:

                                                                             Weighted Average
                                                                              Exercise Price
                                                          Shares                Per Option
                                                       --------------         --------------
Assumed in the Merger                                     7,080,176                  $ 2.18
     Granted                                              3,283,284                    2.47
     Exercised                                              (27,762)                   1.35
     Forfeited                                              (75,476)                   2.41
                                                         ----------
Outstanding at December 31, 1997                         10,260,222                    2.33
     Granted                                              1,282,954                   16.46
     Exercised                                           (1,573,528)                   1.11
     Forfeited                                             (427,994)                   5.84
                                                         ----------
Outstanding at December 31, 1998                          9,541,654                    4.28
                                                         ==========

  The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                   Weighted
                                    Average    Weighted                 Weighted
    Range of        Outstanding    Remaining   Average    Exercisable   Average
    Exercise           as of      Contractual  Exercise      As of      Exercise
     Prices        Dec. 31, 1998     Life       Price    Dec. 31, 1998   Price
-------------      -------------  -----------  --------  -------------  --------
$0.15 - $0.54            517,316      2.1        $ 0.53        517,316     $0.53
$0.92 - $1.39            549,160      3.7          1.00        541,916      0.99
$1.74 - $2.44          4,414,858      7.4          2.15        994,015      1.93
$3.01 - $3.33          1,078,831      7.1          3.03        417,392      3.03
$3.65 - $4.44          1,679,609      8.2          3.90         95,324      3.67
$8.62 - $9.79            349,550      9.0          9.44            -0-        --
$13.68 - $14.44          364,528      9.3         14.18            -0-        --
$18.00 - $23.00          587,802      9.7         20.73            -0-        --

  At December 31, 1998, 2,565,963 options for the Company's stock with a weighted average price of $1.69 per share were exercisable by employees of the Company. At December 31, 1997, 3,159,134 options for the Company's stock with a weighted average exercise price of $1.50 per share were exercisable by employees of the Company. At December 31, 1996, 51,700 options for ITC Holding's stock with a weighted average exercise price of $12.06 per share were exercisable by employees of the Company.

8.   Commitments and Contingencies

 Purchase Commitments

  At December 31, 1998 the Company had entered into agreements with vendors to purchase approximately $22 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

 Legal Proceedings

  In the normal course of business, the Company is subject to various litigation; however, in management's opinion and the opinion of counsel, there are no legal proceedings pending against the Company that would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

  Reciprocal Interconnection Charges

  In connection with offering local exchange services, the Company entered into an interconnection agreement (the "Interconnection Agreement") with BellSouth Corporation ("BellSouth"). Pursuant to the Interconnection Agreement, the Company began billing BellSouth for reciprocal interconnection charges related to the provision by the Company of facilities-based local exchange services during 1998. A significant amount of such charges are attributable to call terminations by the Company to customers that are ISPs. BellSouth has stated that it views termination to ISPs as not included under the reciprocal compensation arrangements as set forth in the Interconnection Agreement, and has not paid compensation for such terminations to the Company or other competitive local exchange carriers ("CLECs"). Certain state public service commissions have ruled in favor of CLECs on this issue, but have not issued an order. As BellSouth has stated that such charges with respect to ISPs are excluded from the reciprocal compensation arrangements set forth in the Interconnection Agreement, and the fact that the ultimate outcome of this matter is uncertain, the Company has not recorded approximately $6.6 million of such charges as revenues during 1998. The Company is reviewing all potential remedies.

  The Interconnection Agreement has a term of two years beginning July 1, 1997, and requires the parties to begin to negotiate renewal terms by July 1, 1998. The Company and BellSouth are negotiating to renew the terms of the Interconnection Agreement. In the event the parties fail to agree on such renewal terms by July 1, 1999, the Interconnection Agreement provides that the parties will continue to exchange traffic under the current agreement until such time as renewal terms, conditions and prices are ordered by a state commission or negotiated by the parties with such terms, conditions and prices becoming effective retroactive to July 1, 1999.

9.   Employee Benefit Plans

  Employees of the Fiber Companies participated in ITC Holding's 401(k) defined contribution plan. This plan covered all employees of the participating entities who had one year of service and were at least 18 years of age. ITC Holding contributed a discretionary amount of the employees' earnings based on the plan's earnings. The discretionary contribution percentages per employee for the year ended December 31, 1996 was 2.66% (limited to a total for all participants of $150,000) and was fully funded by ITC Holding. No discretionary contributions were made for 1997. In addition, the Fiber Companies offer a partial matching of employee contributions at a rate of 1/2% for each 1% of the employee earnings contributed to a maximum match of 4% of employee earnings. Total matching contributions made to the plan and charged to expense by the Fiber Companies for the years ended December 31, 1997 and 1996 were $84,000 and $54,000, respectively.

  Employees of DeltaCom participated in a separately administered 401(k) defined contribution plan. The plan covered substantially all DeltaCom employees with at least one year of service. Participants may elect to defer 15% of compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. DeltaCom has elected to provide matching employer contributions equal to the lesser of 3% of compensation or the maximum amount annually for each participant. DeltaCom's policy is to fund contributions as earned. Company contributions made to the plan and charged to expense for the year ended December 31, 1997 were $199,000 and for the 11 months ended December 31, 1996 were $124,000.

  Following the Merger, ITC Holding's 401(k) defined contribution plan became the Company's plan. Effective January 1, 1998, the DeltaCom 401(k) plan was merged into the Company's plan. Total matching contributions made to the Company's plan and charged to expense by the Company for the year ended December 31, 1998 was $542,000. No discretionary contributions were made for 1998.

10.   Related Party Transactions

  Certain affiliates provide the Company with various services and/or receive services provided by the Company. These entities include ITC Holding; Interstate Telephone Company and Valley Telephone Company, which provide local and long-distance telephone services; InterCall, Inc. ("InterCall"), which provides conference calling services; and InterServ Services Corporation, which provides operator services for "800" customer service numbers and full-service marketing research in the telecommunications industry and other industries; Powertel, Inc., formerly InterCel, Inc., which provides cellular services; KNOLOGY, which provides cable television services; and MindSpring, which is a provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are generally representative of arm's-length transactions.

  For the years ended December 31, 1998, 1997 and 1996, the Company received services from these affiliated entities in the amounts of $854,000, $206,000, and $243,000, respectively, which are reflected in selling, operations, and administration expenses in the accompanying consolidated statements of operations. In addition, in 1998, 1997 and 1996, the Company received services from these affiliated entities in the amount of $457,000, $238,000 and $762,000, respectively, which are reflected in cost of services in the accompanying consolidated statements of operations.

  The Fiber Companies provide operator and directory assistance services and lease capacity on certain of their fiber routes to affiliated entities. Beginning in 1996, DeltaCom also provided long-distance and related services to ITC Holding and all of its wholly owned and majority-owned subsidiaries. Also beginning in 1996, DeltaCom acted as an agent for InterCall and MindSpring in contracting with major interexchange carriers to provide origination and termination services. Under these agreements, DeltaCom contracts with the interexchange carrier and rebills the appropriate access charges plus a margin to InterCall and MindSpring, such that only the margin impacts the Company's consolidated revenues. Total affiliated revenues included in the accompanying consolidated statements of operations for the years ended December 31, 1998, 1997 and 1996 were $13.4 million, $7.3 million and $2.9 million, respectively.

  DeltaCom had a contract with a former stockholder to provide management services to DeltaCom in 1997 for $300,000 annually. In addition, DeltaCom leases real properties from a former stockholder and entities controlled by the former stockholder. Total rental expense related to these leases was approximately $164,000, $174,000 and $235,000 in 1998, 1997 and 1996, respectively. DeltaCom is obligated to pay rentals to the former stockholder totaling approximately $155,000 annually from 1999 through 2005 under leases which are cancelable by either of the parties with 24 months' notice. DeltaCom is also obligated through 1999 to pay annual rentals of approximately $81,000 to an officer of a former stockholder.


11.   Acquisitions

Acquisition of DeltaCom

  On January 29, 1996 (the "Acquisition Date"), DeltaCom was purchased by ITC Holding for total consideration of $71.4 million, including cash acquired of $1.8 million (the "Acquisition"). The consideration included $65.4 million in cash and $6.0 million in common stock of ITC Holding. Simultaneously, ITC Holding refinanced $8.6 million of DeltaCom's outstanding debt by borrowing against its own line of credit and contributing the proceeds to DeltaCom, which then repaid all of its outstanding debt. The Acquisition was accounted for under the purchase method of accounting, and the purchase accounting entries have been "pushed down" to the Company's financial statements. The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the Acquisition Date. The acquisition costs exceeded the fair market value of net tangible assets acquired by $54.6 million, of which $5.5 million has been allocated to identifiable intangible assets and the remainder has been recorded as goodwill in the accompanying consolidated balance sheets. Amounts recorded in connection with the "pushdown" include the $49.2 million in goodwill, $5.5 million in customer base, $74.0 million in debt related to the Acquisition and debt refinancing, and $6.0 million in paid-in capital. The operating results of DeltaCom have been included in the Company's consolidated financial statements since the Acquisition Date.

  The following table summarizes the net assets purchased in connection with the acquisition of DeltaCom and the amount attributable to cost in excess of net assets acquired (in thousands):

  Working capital, net of $1,828 cash acquired.......................              $  5,155
  Property, plant, and equipment.....................................                21,357
  Other assets.......................................................                   199
  Noncurrent liabilities.............................................               (11,822)
  Customer base......................................................                 5,464
  Goodwill...........................................................                49,181
                                                                                   --------
  Purchase price, net of cash acquired...............................              $ 69,534
                                                                                   ========

  The common stock portion of this acquisition has been accounted for as a noncash transaction for purposes of the consolidated statements of cash flows.

Acquisition of Gulf States

  On March 27, 1997, ITC Holding purchased the remaining 64% interest in Gulf States not previously owned, along with certain other fiber and fiber-related assets, including a significant long-term customer contract (the "Georgia Fiber Assets") for $27.9 million, plus contingent consideration valued at $3.7 million. The purchase price included 588,411 shares of ITC Holding's Series A Convertible Preferred Stock valued at approximately $17.9 million and an unsecured purchase money note for $10.0 million. The initial purchase price was allocated: $17.0 million to the 64% interest in Gulf States and $10.9 million to the Georgia Fiber Assets. The note, bearing interest at 11%, was payable in ten semi annual principal payments of approximately $1 million plus accrued interest, beginning September 30, 1997. The contingent consideration was due no later than April 30, 1998, at which time the Company was obligated to deliver additional preferred stock equal to 35.7% of 64%, multiplied by six, multiplied by the amount, if any, by which the earnings before interest, taxes, depreciation, and amortization of Gulf States for the year ended December 31, 1997 exceed $11.3 million. In October 1997, ITC Holding issued 56,742 shares of its Series A Convertible Preferred Stock in connection with this earn-out provision. In connection with the Merger, these shares were converted into 130,236 shares of the Company's Series A Convertible Preferred Stock valued at $3.7 million. No further contingent consideration is due.

  The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at date of acquisition. The following table summarizes the net assets purchased in connection with the acquisition of the Georgia Fiber Assets and the remaining 64% Gulf States partnership interest (in thousands):

                                                                                  64% Gulf States
                                                         Georgia Fiber Assets  Partnership Interest
                                                         --------------------  ---------------------
Property, plant, and equipment.........................               $10,950              $ 42,312
Other assets...........................................                     0                   940
Working capital deficit................................                     0                (6,682)
Noncurrent liabilities.................................                     0               (23,400)
Goodwill...............................................                     0                 7,538
                                                                      -------              --------
Purchase price.........................................               $10,950              $ 20,708
                                                                      =======              ========

  Upon the closing of these acquisitions, ITC Holding contributed the 64% ownership interest in Gulf States to GSTS and the Georgia Fiber Assets to FiberNet. The Gulf States partnership has been dissolved. The note was repaid in full in November 1997.

 Acquisition of IT Group

  On May 20, 1998, the Company completed its acquisition of certain assets and liabilities of PSP Marketing Group, Inc. d/b/a IT Group Communications ("IT Group"), a Jackson, Mississippi-based long distance carrier. The Company issued 177,106 shares of common stock valued at $2.8 million, assumed liabilities of $1.2 million and paid $397,000 in cash to consummate the transaction.

  The following table summarizes the net assets purchased in connection with the acquisition of certain assets and liabilities of IT Group and the amount attributable to cost in excess of net assets acquired (in thousands):

  Property, plant and equipment............................             $  316
  Other assets.............................................                325
  Working capital..........................................               (201)
  Noncurrent liabilities...................................               (974)
  Customer base............................................              3,724
                                                                        ------
  Purchase price...........................................             $3,190
                                                                        ======


Pro forma results

  The following pro forma information has been prepared assuming the acquisition of DeltaCom, Gulf States, and Georgia Fiber Assets occurred on January 1, 1996. Pro forma results for 1997 are not presented as they do not materially differ from actual 1997 results. Pro forma results for 1998 reflecting the acquisition of the IT Group are not presented as they are not material. This information includes pro forma adjustments related to the amortization of goodwill resulting from the excess of the purchase price over the fair value of the net assets acquired and interest expense related to the debt financing used to acquire DeltaCom. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been had these acquisitions occurred on January 1, 1996, nor is the information necessarily indicative of the results of operations which may occur in the future.

                                              1996
                                          ----------
                                         (In thousands,
                                       except share data)
  Operating revenues................          $ 85,374
  Net loss..........................            (5,037)
  Net loss per share................             (0.13)

12.  Segment Reporting

  As discussed in Note 1, the Company operates in the Retail Services and Carriers' Carrier Segments. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2). Summarized financial data by business segment as of and for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                                                1998
                                                         -----------------------------------------------
                                                           Carriers'
                                                            Carrier    Retail    Corporate
                                                            Segment    Segment    Segment   Consolidated
                                                           ---------  ---------  ---------  -------------
Revenues.................................................   $ 51,902   $119,936    $     0      $171,838
Gross margin.............................................     44,260     44,599          0        88,859
Selling, operations, and administration expense..........     14,411     50,490          0        64,901
Depreciation and amortization............................     19,136     11,669         82        30,887
Other income (expense), net..............................                                          7,397
Interest expense.........................................                                        (32,828)
                                                                                                --------
Loss before income taxes, preacquisition loss
   and extraordinary item................................                                       $(32,360)
                                                                                                ========
Identifiable assets......................................   $381,244   $189,788    $16,485      $587,517
                                                            ========   ========    =======      ========
Capital expenditures, net................................   $ 67,467   $ 80,375    $     0      $147,842
                                                            ========   ========    =======      ========


                                                                                  1997
                                                        ---------------------------------------------
                                                        Carriers'
                                                         Carrier    Retail    Corporate
                                                         Segment    Segment    Segment   Consolidated
                                                        ---------  ---------  ---------  -------------
Revenues..............................................   $ 31,024   $ 83,566    $     0      $114,590
Gross margin..........................................     27,116     32,924          0        60,040
Selling, operations, and administration expense.......      8,401     29,854          0        38,255
Depreciation and amortization.........................     12,077      6,255          0        18,332
Other income (expense), net...........................                                          4,251
Interest expense......................................                                        (21,367)
                                                                                             --------
Loss before income taxes, preacquisition loss
 and extraordinary item...............................                                       $(13,663)
                                                                                             ========
Identifiable assets...................................   $192,820   $106,221    $87,063      $386,104
                                                         ========   ========    =======      ========
Capital expenditures, net.............................   $ 27,464   $ 16,410    $     0      $ 43,874
                                                         ========   ========    =======      ========


                                                                                   1996
                                                       ----------------------------------------------
                                                        Carriers'
                                                         Carrier     Retail   Corporate
                                                         Segment    Segment    Segment   Consolidated
                                                        ----------  --------  ---------  -------------
Revenues..............................................    $ 6,598    $59,920    $     0      $ 66,518
Gross margin..........................................      4,235     23,527          0        27,762
Selling, operations, and administration expense.......      1,826     17,050          0        18,876
Depreciation and amortization.........................      1,657      4,781          0         6,438
Equity in losses of Gulf States.......................     (1,590)                             (1,590)
Other income (expense), net...........................                                            172
Interest expense......................................                                         (6,173)
                                                                                             --------
Loss before income taxes, preacquisition loss
 and extraordinary item...............................                                       $ (5,143)
                                                                                             ========
Identifiable assets...................................    $14,597    $91,186    $     0      $105,783
Investment in net assets of Gulf States...............    $ 7,425    $     0    $     0      $  7,425
                                                          -------    -------    -------      --------
Total assets..........................................    $22,022    $91,186    $     0      $113,208
                                                          =======    =======    =======      ========
Capital expenditures, net.............................    $ 1,101    $ 5,072    $     0      $  6,173
                                                          =======    =======    =======      ========

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of ITC/\DELTACOM, INC. and SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 12, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 12, 1999


                               ITC/\DELTACOM, INC.
                                AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFICATION ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (In thousands)


                                                        ADDITIONS
                                      BALANCE AT-----------------------------------                BALANCE AT
                                      BEGINNING     CHARGED TO         CHARGED TO                   END OF
DESCRIPTION                           OF PERIOD      INCOME          OTHER ACCOUNTS   DEDUCTIONS    PERIOD
---------------------------------------------------------------------------------------------------------------------------

Provision for uncollectible
   accounts
  1996                                 $   36         $  458            $1,209(1)      $846(3)      $  857
  1997                                 $  857         $  801            $   24(2)      $621(3)      $1,061
  1998                                 $1,061         $  587            $    0         $388(3)      $1,260

Valuation allowance
   for deferred tax assets
  1997                                 $    0         $  390            $    0         $    0       $  390
  1998                                 $  390         $6,198            $2,107(4)      $    0       $8,695

--------------------

Notes:
(1)  Represents a purchased reserve related to the acquisition of DeltaCom, Inc.
(2) Represents a purchased reserve related to the acquisition of the remaining interest in Gulf States FiberNet.
(3) Represents the write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(4) Represents the increase in the valuation allowance related to stock option compensation deductible for income tax purposes, but not for financial accounting purposes, and charged to additional paid-in capital, net of a full valuation allowance.

                                 EXHIBIT INDEX



  EXHIBIT
  NUMBER        EXHIBIT DESCRIPTION
  ------        -------------------
      3.1  Certificate of Incorporation of ITC/\DeltaCom, Inc. (filed as Exhibit
           3.1 to Registration Statement on Form S-1, as amended, File No. 333-36683 ("Form S-1") and incorporated herein by reference).
      3.2  Amended and Restated Bylaws of ITC/\DeltaCom, Inc. (filed as Exhibit
           3.2 to Form S-1 and incorporated herein by reference).
      4.1  Form of Common Stock Certificate of ITC/\DeltaCom, Inc. (filed as
           Exhibit 4.1 to Form S-1 and incorporated herein by reference).
     10.1 Capacity Agreement dated as of February 1, 1997 between Interstate FiberNet and Entergy Technology Company (filed as Exhibit 10.1 to Registration Statement on Form S-4, as amended, File No. 333-31361 (the "1997 Form S-4") and incorporated herein by reference).
     10.2 License Agreement dated February 1, 1997 between Interstate FiberNet and Metropolitan Atlanta Rapid Transit Authority (filed as Exhibit
           10.2 to 1997 Form S-4 and incorporated herein by reference).
     10.3 Supply Agreement for Transmission Equipment dated March 26, 1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as
           Exhibit 10.3 to 1997 Form S-4 and incorporated herein by reference).
   10.3.1 Network Products Purchase Agreement, dated as of December 24, 1997, by and between Interstate FiberNet, Inc. and Northern Telecom, Inc. (filed as Exhibit 10.3.1 to the Company's Annual Report on Form 10-K, File No. 000-23253 (the "1997 Form 10-K"), filed with the Commission on March 30, 1998 and incorporated herein by reference).
     10.4 First Amendment to Supply Agreement for Transmission Equipment dated as of September 9, 1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.4 to 1997 Form S-4 and incorporated herein by reference).
     10.5 Second Amendment to Supply Agreement for Transmission Equipment dated as of January 19, 1994 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.5 to 1997 Form S-4 and incorporated herein by reference).
     10.6 Sixth Amendment to Supply Agreement for Transmission Equipment dated as of November 21, 1996 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Third and the Fourth Amendment to this Agreement) (filed as Exhibit 10.6 to 1997 Form S-4 and incorporated herein by reference).
     10.7 Seventh Amendment to Supply Agreement for Transmission Equipment dated as of April 15, 1997 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Fifth Amendment to this Agreement) (filed as Exhibit 10.7 to 1997 Form S-4 and incorporated herein by reference).
     10.8 Master Capacity Lease dated July 22, 1996 between Interstate FiberNet and InterCel PCS Services, Inc. (filed as Exhibit 10.8 to 1997
           Form S-4 and incorporated herein by reference).
     10.9 First Amendment to Master Capacity Lease dated as of August 22, 1996 between Interstate FiberNet and InterCel PCS Services, Inc. (filed as
           Exhibit 10.9 to 1997 Form S-4 and incorporated herein by reference).
    10.10 Amended and Restated Loan Agreement dated as of March 27, 1997 by and among Gulf States Transmission Systems, Inc., the Lenders parties thereto and NationsBank, N.A. (filed as Exhibit 10.10 to 1997 Form S-4 and incorporated herein by reference).
    10.11 Promissory Note dated March 27, 1997 between Gulf States Transmission Systems, Inc. and NationsBank, N.A. (filed as Exhibit 10.11 to 1997 Form S-4 and incorporated herein by reference).

    10.12 Amended and Restated Security Agreement dated as of March 27, 1997 between Gulf States FiberNet and Gulf States Transmission Systems, Inc. and NationsBank, N.A. (filed as Exhibit 10.12 to 1997 Form S-4 and incorporated herein by reference).
    10.13 Assignment and Assumption Agreement dated as of March 27, 1997 between Gulf States FiberNet and Gulf States Transmission Systems, Inc. (filed as Exhibit 10.13 to 1997 Form S-4 and incorporated herein by reference).
    10.14 Term Agreement dated as of August 11, 1994 between Gulf States FiberNet and Illinois Central Railroad Company (filed as Exhibit
           10.14 to 1997 Form S-4 and incorporated herein by reference).
    10.15 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995 (filed as Exhibit 10.15 to 1997 Form S-4 and incorporated herein by reference).
  10.15.1 Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. (filed as Exhibit 10.15.1 to 1997 Form 10-K and incorporated herein by reference).
  10.15.2 Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. (filed as Exhibit 10.15.2 to Quarterly Report Form 10-Q (the "November 1998 Form 10-Q"), filed with the Commission of November 16, 1998, and incorporated herein by reference).
    10.16 First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement dated as of July 24, 1995 between Southern Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. (filed as Exhibit 10.16 to 1997 Form S-4 and incorporated herein by reference).
    10.17 Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated July 25, 1995 between MPX Systems, Inc. and Gulf States FiberNet (filed as Exhibit 10.17 to 1997 Form S-4 and incorporated herein by reference).
 +10.17.1 Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively "SES"), ITC Transmission Systems, Inc. (as managing partner of Interstate Fibernet) and Gulf States Transmission Systems, Inc. (filed as Exhibit 10.17.1 to 1997 Form S-4 and incorporated herein by reference) .
    10.18  Consent for Assignment of Interest dated February 20, 1997 among
           SCANA

           Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. (filed as Exhibit 10.18 to 1997 Form S-4 and incorporated herein by reference).
    10.19 Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated March 27, 1997 between SCANA Communications, Inc. and ITC Holding Company, Inc. (filed as Exhibit 10.19 to 1997 Form S-4 and incorporated herein by reference).
    10.20 Fiber System Lease Agreement dated January 30, 1996 between CSW Communications, Inc. and Gulf States FiberNet (filed as Exhibit 10.20 to 1997 Form S-4 and incorporated herein by reference).
    10.21 Consent for Acquisition and Assignment dated January 13, 1997 between CSW Communications, Inc. and Gulf States FiberNet (filed as Exhibit
           10.21 to 1997 Form S-4 and incorporated herein by reference).
    10.22 Agreement for the Provision of Fiber Optic Services and Facilities dated April 21, 1986 between SouthernNet, Inc. and MPX Systems, Inc. (filed as Exhibit 10.22 to 1997 Form S-4 and incorporated herein by reference).
    10.23 First Amendment to Agreement for the Provision of Fiber Optic Services and Facilities dated May 8, 1992 between MPX Systems, Inc. and MCI Telecommunications Corporation (filed as Exhibit 10.23 to 1997 Form S-4 and incorporated herein by reference).
    10.24 Second Amendment to Agreement for the Provision of Fiber Optic Services and Facilities dated January 30, 1996 between MPX Systems, Inc. and MCI Telecommunications Corporation (filed as Exhibit 10.24 to 1997 Form S-4 and incorporated herein by reference).
    10.25 Network Operating Agreement dated March 25, 1996 among Gulf States FiberNet, TriNet, Inc., Hart Communications, Inc. and SCANA Communications, Inc. (f/k/a MPX Systems, Inc.) (filed as Exhibit
           10.25 to 1997 Form S-4 and incorporated herein by reference).
    10.26 Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.26 to 1997
           Form S-4 and incorporated herein by reference).
    10.27 Amendment to the Agreement for Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit 10.27 to 1997 Form S-4 and incorporated herein by reference).
    10.28 First Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated March 22, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit
           10.28 to 1997 Form S-4 and incorporated herein by reference).
    10.29 Second Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated December 1, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit
           10.29 to 1997 Form S-4 and incorporated herein by reference).
    10.30 Third Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated September 23, 1992 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as
           Exhibit 10.30 to 1997 Form S-4 and incorporated herein by reference).
    10.31 Fourth Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated January 1, 1994 between Alabama Power Company and Southern Interexchange Facilities, Inc. (filed as Exhibit
           10.31 to 1997 Form S-4 and incorporated herein by reference).
    10.32 Agreement dated March 6, 1990 between Tennessee Valley Authority and Consolidated Communications Corporation (predecessor to DeltaCom, Inc.) (filed as Exhibit 10.32 to 1997 Form S-4 and incorporated herein by reference).

  10.32.1 Supplement Agreement; Leased Fiber Pathways, dated as of September 26, 1997, by and between Tennessee Valley Authority and DeltaCom, Inc. (filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference).
    10.33 Interconnection Agreement signed March 12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.33 to 1997 Form S-4 and incorporated herein by reference).
    10.34 Amendment to Interconnection Agreement relating to BellSouth loops dated March 12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.34 to 1997 Form S-4 and incorporated herein by reference).
    10.35 Amendment to Interconnection Agreement relating to resale of BellSouth services dated March 12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35 to 1997 Form S-4 and incorporated herein by reference).
  10.35.1 Third Amendment to Interconnection Agreement, dated March 12, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.1 to 1997 Form S-4 and incorporated herein by reference).
  10.35.2 Fourth Amendment to Interconnection Agreement, dated August 22, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.2 to 1997 Form S-4 and incorporated herein by reference).
  10.35.3 Amendment to Interconnection Agreement, dated October 3, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.3 to Form S-1 and incorporated herein by reference).
  10.35.4 Fifth Amendment to Interconnection Agreement, dated July 22, 1998, by and between DeltaCom, Inc., and BelSouth Telecommunications, Inc. (filed as Exhibit 10.35.4 to November 1998 Form 10-Q, filed with the Commission on November 16, 1998 and incorporated herein by reference).
    10.36 Master Equipment Lease Agreement dated October 30, 1995 between AT&T Systems Leasing Co. and DeltaCom, Inc. (filed as Exhibit 10.36 to 1997 Form S-4 and incorporated herein by reference).
    10.37 Network Products Purchase Agreement dated January 24, 1996, as amended through March 4, 1997, between DeltaCom, Inc. and Northern Telecom, Inc. (filed as Exhibit 10.37 to 1997 Form S-4 and incorporated herein by reference).
    10.38 First Amendment to Product Attachment Carrier Network Products, dated May 20, 1997 (filed as Exhibit 10.38 to 1997 Form S-4 and incorporated herein by reference).
    10.39 Agreement for Use of Optical Fiber System, Microwave Radio Tower Site and Associated Facilities dated January 2, 1996 between DeltaCom, Inc. and SCI Systems, Inc. (filed as Exhibit 10.39 to 1997 Form S-4 and incorporated herein by reference).
    10.40 Collocate Agreement dated January 7, 1991 between Williams Telecommunications Services, Inc., and Southern Interexchange Facilities, Inc. (including consent for change of control) (filed as Exhibit 10.40 to 1997 Form S-4 and incorporated herein by reference).
    10.41 Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA Communications, Inc., for switch location in Columbia, South Carolina (filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference).
    10.42 Lease Agreement dated January 1, 1996 between Brindlee Mountain Telephone Company and DeltaCom, Inc. for, among other purposes, switch location in Arab, Alabama (filed as Exhibit 10.42 to 1997 Form S-4 and incorporated herein by reference).
    10.43 Promissory Note dated March 27, 1997 between ITC Holding Company, Inc. and SCANA Communications, Inc. (filed as Exhibit 10.43 to 1997 Form S-4 and incorporated herein by reference).

+    10.44  Agreement for the Provision of Telecommunications Services and
            Facilities, dated January 27, 1996, by and between Interstate
            FiberNet, Inc. and Carolinas FiberNet, LLC (filed as Exhibit 10.44 to 1997 Form S-4 and incorporated herein by reference).
+  10.44.1  First Amendment to the Agreement for the Provision of
            Telecommunications Services and Facilities, dated as of September 1,
            1997, by and between Interstate FiberNet, Inc. and Carolinas
            FiberNet, LLC. (filed as Exhibit 10.44.1 to 1997 Form 10-K and incorporated herein by reference).
+    10.45  Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation (filed as
            Exhibit 10.45 to 1997 Form S-4 and incorporated herein by
            reference).
+    10.46  Fiber Optic Capacity Marketing and Operating Agreement, dated March
            21, 1996, by and between Interstate FiberNet and Florida Power &
            Light Company (filed as Exhibit 10.46 to 1997 Form S-4 and incorporated herein by reference).
+    10.47  Addendum to Fiber Optic Capacity Marketing and Operating Agreement,
            dated July 10, 1997, by and between Interstate FiberNet and Florida
            Power & Light Company (filed as Exhibit 10.47 to 1997 Form S-4 and incorporated herein by reference).
+    10.48  Master Service Agreement, dated May 6, 1996, by and between
            Interstate FiberNet and MCI Telecommunications Corporation (filed as
            Exhibit 10.48 to 1997 Form S-4 and incorporated herein by
            reference).
+    10.49  Telecommunications System Maintenance Agreement, dated as of January
            26, 1995, by and between Interstate FiberNet and Sprint
            Communications Company L.P. (filed as Exhibit 10.49 to 1997 Form S-4 and incorporated herein by reference).
+    10.50  Sprint Communications Company Facilities and Services Agreement,
            dated January 26, 1995, by and between Interstate FiberNet and
            Sprint Communications Company L.P. (filed as Exhibit 10.50 to 1997
            Form S-4 and incorporated herein by reference).
+    10.51  Fiber Optic Facility Lease Agreement, dated as of January 31, 1997, by and between Interstate FiberNet and Southern Telecom 1, Inc.
            (filed as Exhibit 10.51 to 1997 Form S-4 and incorporated herein by reference).
     10.52  First Assignment and Assumption of Fiber Optic Facility Lease
            Agreement, dated February 1, 1997, by and between Interstate
            FiberNet and Gulf States FiberNet (filed as Exhibit 10.52 to 1997
            Form S-4 and incorporated herein by reference).
+    10.53  Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P.
            (filed as Exhibit 10.53 to 1997 Form S-4 and incorporated herein by reference).
+    10.54  Amendment to Telecommunications System Agreement, dated July 25,
            1995, by and between Gulf States FiberNet and Sprint Communications
            Company L.P. (filed as Exhibit 10.54 to 1997 Form S-4 and
            incorporated herein by reference).
+    10.55  Amendment No. 2 to Telecommunications System Agreement, dated August
            8, 1996, by and between Gulf States FiberNet and Sprint
            Communications Company L.P. (filed as Exhibit 10.55 to 1997 Form S-4 and incorporated herein by reference).
+    10.56  Assignment of the Telecommunications System Agreement, dated July
            25, 1995, between Interstate FiberNet, Gulf States FiberNet and
            Sprint Communications Company L.P. (filed as Exhibit 10.56 to 1997
            Form S-4 and incorporated herein by reference).
+    10.57  Assignment of the Telecommunications System Agreement, dated
            February 27, 1997, between Sprint Communications Company L.P., Gulf
            States FiberNet and Gulf States Transmission Systems, Inc. (filed as
            Exhibit 10.57 to 1997 Form S-4 and incorporated herein by reference).

     10.58  Fixed Fee Agreement for Exchange of Use and Maintenance of Six (6)
            Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic
            Fibers, dated July 25, 1997, by and between Interstate FiberNet,
            Gulf States Transmission Systems, Inc. and ALLTEL Telephone Services
            Corporation. (filed as Exhibit 10.58 to 1997 Form S-4 and
            incorporated herein by reference).
+    10.59  MCI Carrier Agreement, effective August 1, 1995, by and between MCI
            Telecommunications Corporation and Associated Communications
            Companies of America (ACCA) (filed as Exhibit 10.59 to 1997 Form S-4 and incorporated herein by reference).
+    10.60  First Amendment to MCI Carrier Agreement, dated as of March 20,
            1996, by and between MCI Telecommunications Corporation and
            Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.60 to 1997 Form S-4 and incorporated herein by
            reference).
+    10.61  Third Amendment to MCI Carrier Agreement, dated as of August 1,
            1996, by and between MCI Telecommunications Corporation and
            Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.61 to 1997 Form S-4 and incorporated herein by
            reference).
     10.62  Fourth Amendment to MCI Carrier Agreement dated as of May 1, 1996, by and between MCI Telecommunications Corporation and Associated
            Communications Companies of America (ACCA) (filed as Exhibit 10.62 to 1997 Form S-4 and incorporated herein by reference).
+    10.63  Fifth Amendment to MCI Carrier Agreement, dated as of April 10,
            1996, by and between MCI Telecommunications Corporation and
            Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.63 to 1997 Form S-4 and incorporated herein by
            reference).
+    10.64  Sixth Amendment to MCI Carrier Agreement, dated as of September 11,
            1996, by and between MCI Telecommunications Corporation and
            Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.64 to 1997 Form S-4 and incorporated herein by
            reference).
+    10.65  Seventh Amendment to MCI Carrier Agreement, dated as of August 1,
            1996, by and between MCI Telecommunications Corporation and
            Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.65 to 1997 Form S-4 and incorporated herein by
            reference).
+    10.66  Eighth Amendment to MCI Carrier Agreement, effective March 1, 1997, by and between MCI Telecommunications Corporation and Associated
            Communications Companies of America (ACCA) (filed as Exhibit 10.66 to 1997 Form S-4 and incorporated herein by reference).
+    10.67  Ninth Amendment to MCI Carrier Agreement, dated as of May 15, 1997, by and between MCI Telecommunications Corporation and Associated
            Communications Companies of America (ACCA) (filed as Exhibit 10.67 to 1997 Form S-4 and incorporated herein by reference).
     10.68  Tenth Amendment to MCI Carrier Agreement, dated July 11, 1997, by and between MCI Telecommunications Corporation and Associated
            Communications Companies of America (ACCA) (filed as Exhibit 10.68 to 1997 Form S-4 and incorporated herein by reference).
+    10.69  Switched Reseller Services Agreement, dated January 25, 1994, by and between DeltaCom, Inc. and Allnet Communication Services, Inc.
            (filed as Exhibit 10.69 to 1997 Form S-4 and incorporated herein by reference).
+    10.70  WilTel, Inc. Carrier Digital Services Agreement, dated September 1,
            1995, by and between WorldCom Network Services, Inc. D/b/a WilTel,
            Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit
            10.70 to 1997 Form S-4 and incorporated herein by reference).

+    10.71  Amendment to WilTel, Inc. Carrier Digital Services Agreement, dated
            April 1, 1996, by and between WorldCom Network Services, Inc. d/b/a/
            WilTel, Associated Communications Companies of America (ACCA) and
            the individual members of ACCA referenced therein (filed as Exhibit
            10.71 to 1997 Form S-4 and incorporated herein by reference).
+    10.72  Amendment No. 2 to WilTel, Inc. Carrier Digital Services Agreement,
            dated June 1, 1996, by and between WorldCom Network Services, Inc.
            d/b/a/ WilTel, Associated Communications Companies of America (ACCA)
            and the individual members of ACCA referenced therein (filed as
            Exhibit 10.72 to 1997 Form S-4 and incorporated herein by
            reference).
+    10.73  Amendment No. 3 to WilTel, Inc. Carrier Digital Services Agreement,
            dated May 1, 1997, by and between WorldCom Network Services, Inc.
            d/b/a/ WilTel, Associated Communications Companies of America (ACCA)
            and the individual members of ACCA referenced therein (filed as
            Exhibit 10.73 to 1997 Form S-4 and incorporated herein by
            reference).
+    10.74  Marketing and Operating Agreement, dated as of October 6, 1994, by and between Interstate FiberNet and DukeNet Communications, Inc.
            (filed as Exhibit 10.74 to 1997 Form S-4 and incorporated herein by reference).
+    10.75  Reseller Agreement, dated June 25, 1997, by and between DeltaCom,
            Inc. and Total Network Services, a division of Cable & Wireless,
            Inc. (filed as Exhibit 10.75 to 1997 Form S-4 and incorporated herein by reference).
     10.76  Sublease Agreement, dated as of January 1, 1995, by and between ITC
            Holding Company, Inc. and ITC Transmission Systems, Inc. (filed as
            Exhibit 10.76 to 1997 Form S-4 and incorporated herein by reference).
   10.77.1  $100,000,000 Credit Agreement, dated as of September 17, 1997, among
            Interstate FiberNet, Inc., NationsBank of Texas, N.A. as
            Administrative Lender, and certain other Lenders identified therein
            (the "IFN Credit Agreement") (filed as Exhibit 10.77 to 1997
            Form S-4 and incorporated herein by reference).
   10.77.2  First Amendment to Credit Agreement, dated as of October 20, 1997, among Interstate FiberNet, Inc., NationsBank of Texas, N.A. as
            Administrative Lender, and certain other Lenders identified therein
            (filed as Exhibit 10.77.2 to Form S-1 and incorporated herein by reference).
   10.77.3  First Amended and Restated Credit Agreement, dated as of February
            24, 1998, among Interstate FiberNet, Inc., NationsBank of Texas,
            N.A. as Administrative Lender, and certain other Lenders identified therein (filed as Exhibit 10.77.3 to 1997 Form 10-K and incorporated herein by reference).
   10.78.1  $8,750,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.78.1 to 1997 Form
            S-4 and incorporated herein by reference).
   10.78.2  $3,750,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Amsouth Bank (filed as Exhibit 10.78.2 to 1997 Form S-4 and incorporated herein by reference).
   10.78.3  $5,000,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.78.3 to 1997 Form S-4 and incorporated herein by reference).
   10.78.4  $5,000,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.78.4 to 1997 Form S-4 and incorporated herein by reference).
   10.78.5  $5,000,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of State Street Bank and Trust Company (filed as Exhibit 10.78.5 to
            1997 Form S-4 and incorporated herein by reference).
   10.78.6  $7,500,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Corestates Bank, N.A. (filed as Exhibit 10.78.6 to 1997 Form S-4 and incorporated herein by reference).

   10.78.7 $2,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of First Union National Bank (filed as Exhibit 10.78.7 to 1997 Form S-4 and incorporated herein by reference).
   10.78.8 $5,000,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Regions Bank (filed as Exhibit 10.78.8 to 1997 Form S-4 and incorporated herein by reference).
   10.78.9 $7,500,000 Revolving Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Toronto Dominion (Texas), Inc. (filed as Exhibit 10.78.9 to 1997 Form S-4 and incorporated herein by reference).
   10.79.1 $8,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.79.1 to 1997 Form S-4 and incorporated herein by reference).
   10.79.2 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.79.2 to 1997 Form S-4 and incorporated herein by reference).
   10.79.3 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.79.3 to 1997 Form S-4 and incorporated herein by reference).
   10.79.4 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of State Street Bank and Trust Company (filed as Exhibit 10.79.4 to 1997 Form S-4 and incorporated herein by reference).
   10.79.5 $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Corestates Bank, N.A. (filed as Exhibit 10.79.5 to 1997 Form S-4 and incorporated herein by reference).
   10.79.6 $2,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of First Union National Bank (filed as Exhibit 10.79.6 to 1997 Form S-4 and incorporated herein by reference)
   10.79.7 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Regions Bank (filed as Exhibit 10.79.7 to 1997 Form S-4 and incorporated herein by reference).
   10.79.8 $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Toronto Dominion (Texas), Inc. (filed as Exhibit 10.79.8 to 1997 Form S-4 and incorporated herein by reference).
   10.79.9 $3,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Amsouth Bank (filed as Exhibit 10.79.9 to 1997 Form S-4 and incorporated herein by reference).
   10.80.1 Security Agreement, dated as of September 17, 1997, made by Interstate FiberNet, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.1 to 1997 Form S-4 and incorporated herein by reference).
   10.80.2 Security Agreement, dated as of September 17, 1997, made by DeltaCom, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.2 to 1997 Form S-4 and incorporated herein by reference).
   10.80.3 Security Agreement, dated as of September 17, 1997, made by Gulf States Transmission Systems, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.3 to 1997 Form S-4 and incorporated herein by reference).
     10.81 Placement Agreement, dated as of May 29, 1997, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, First Union Capital Markets Corp. and NationsBanc Capital Markets, Inc. (filed as Exhibit 1.1 to 1997 Form S-4 and incorporated herein by reference).

   10.82.1  Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc. and
            United States Trust Company of New York, as Trustee, relating to the
            11% Senior Notes due 2007 of ITC/\DeltaCom, Inc. (filed as Exhibit
            4.1 to 1997 Form S-4 and incorporated herein by reference).
   10.82.2  Supplemental Indenture, dated as of October 17, 1997, between
            ITC/\DeltaCom, Inc. and United States Trust Company of New York, as
            Trustee (filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference).
     10.83  Registration Rights Agreement, dated June 3, 1997, among
            ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Merrill
            Lynch & Co., First Union Capital Markets Corp. and NationsBanc
            Capital Markets, Inc. (filed as Exhibit 4.2 to 1997 Form S-4 and incorporated herein by reference).
     10.84  Pledge and Security Agreement dated as of June 3, 1997 from
            ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New
            York as Trustee (filed as Exhibit 4.3 to 1997 Form S-4 and incorporated herein by reference).
     10.85  Form of Exchange Note (contained in Indenture filed as Exhibit
            10.82).
     10.86  Assignment and Contribution Agreement Pursuant to Pledge and
            Security Agreement dated as of July 25, 1997, by and among
            ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States
            Trust Company of New York, as Trustee filed herewith (filed as
            Exhibit 4.5 to 1997 Form S-4 and incorporated herein by reference).
+    10.87  MCI Carrier Agreement, effective September 1, 1997, by and between
            MCI Telecommunications Corporation and Associated Communications
            Companies of America (ACCA) (filed as Exhibit 10.87 to Form S-1 and incorporated herein by reference).
+  10.87.1  First Amendment to the MCI Carrier Agreement, dated as of November
            21, 1997, by and between MCI Telecommunications Corporation and
            Associated Communication Companies of America (ACCA) (filed as
            Exhibit 10.87.1 to 1997 Form 10-K and incorporated herein by reference).
     10.88  ITC/\DeltaCom, Inc. 1997 Stock Option Plan (filed as Exhibit 10.88 to Form S-1 and incorporated herein by reference).
     10.89  ITC/\DeltaCom, Inc. 1997 Director Stock Option Plan (filed as
            Exhibit 10.89 to Form S-1 and incorporated herein by reference).
     10.90  ITC Holding Company, Inc. Amended and Restated Stock Option Plan
            (filed as Exhibit 10.90 to Form S-1 and incorporated herein by reference).
     10.91  ITC Holding Company, Inc. Nonemployee Director Stock Option Plan
            (filed as Exhibit 10.91 to Form S-1 and incorporated herein by reference).
     10.92  Description of ITC/\DeltaCom, Inc. Bonus Plan (filed as Exhibit
            10.92 to Form S-1 and incorporated herein by reference).
     10.93  Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and its
            Directors and Certain Officers (filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference).
     10.94  Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. (filed as
            Exhibit 10.94 to Form S-1 and incorporated herein by reference).
     10.95  First Amendment to Sale and Purchase Agreement. Among SCANA
            Corporation, SCANA Communications, Inc., and ITC Holding Company,
            Inc., dated as of October 16, 1997, among SCANA Corporation, SCANA
            Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom,
            Inc. (filed as Exhibit 10.95 to Form S-1 and incorporated herein by reference).
     10.96  Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United
            States Trust Company of New York, as Trustee, relating to the 8-7/8%
            Senior Notes Due 2008 of ITC/\DeltaCom, Inc. (filed as Exhibit 4.2 to 1997 Form 10-K and incorporated herein by reference).

  10.97 Registration Rights Agreement, dated March 3, 1998, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Salomon Brothers Inc and NationsBanc Montgomery Securities LLC. (filed as
         Exhibit 4.3 to 1997 Form 10-K and incorporated herein by reference).
  10.98  Form of Global 8-7/8% Note Due 2008 (contained in Indenture filed as
         Exhibit 10.96).
  10.99 Placement Agreement, dated as of February 26, 1998, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Salomon Brothers Inc and NationsBanc Montgomery Securities LLC. (filed as
         Exhibit 1.1 to the Registration Statement on Form S-4, as amended, File No. 333-49963 (the "April 1998 Form S-4") and incorporated herein by reference).
 10.100 Indenture dated as of November 5, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 9-3/4% Senior Notes Due 2008 of ITC/\DeltaCom, Inc. (filed as Exhibit 4.2 to Registration Statement on Form S-4, as amended, File No. 333-71735 (the "February 1999 Form S-4") and incorporated herein by reference).
 10.101 Registration Rights Agreement, dated November 5, 1998, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated and First Union Capital Markets, a division of Wheat First Securities, Inc. (filed as Exhibit 4.3 to February 1999 Form S-4 and incorporated herein by reference).
 10.102  Form of Global 9-3/4% Note Due 2008 (contained in Indenture filed as
         Exhibit 10.100).
 10.103 Placement Agreement, dated October 29, 1998, among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated and First Union Capital Markets, a division of Wheat First Securities, Inc. (filed as Exhibit 1.1 to February 1999 Form S-4 and incorporated herein by reference).
   12.1  Statement regarding Computation of Ratios.
   21.1  Subsidiaries of ITC/\DeltaCom, Inc.
   23.1  Consent of Arthur Andersen LLP.
   27.1  Financial Data Schedule for the year ended December 31, 1998.
_________________

+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.