Form 10-K/A
period 1998-12-31
ITC DELTACOM INC
filed 1999-04-30
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

    [X]            Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1998

                                       OR

    [ ]          Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from ______ to ______

                        Commission File Number:  0-23253

                               ITC/\DELTACOM, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                                 58-2301135
---------------------------------              ---------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

ITC/\DeltaCom, Inc.
1791 O.G. Skinner Drive
West Point, Georgia                         31833
------------------------------------------------------
(Address of principal executive offices)  (Zip Code)

      Registrant's telephone number, including area code:  (706) 385-8000

          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                    ----------------------------------------
                                 Title of Class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the registrant's common stock as of March 15, 1999 is $409,071,581.50. */
                                   -

  The number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date is:

                   Common Stock, par value $.01 per share,
                 outstanding as of April 29, 1999:  51,948,259


                      DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

                                      None

----------------------------
*/  Solely for the purposes of this calculation, all directors and executive
-
officers of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock are considered to be affiliates.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

EXPLANATORY NOTE                                                              3

PART IV       Item 14.  Exhibits, Financial Statement Schedules, and Reports  4
                        on Form 8-K -- Exhibit Index.

SIGNATURES                                                                   15

                                EXPLANATORY NOTE

     The section captioned "Exhibit Index" of Item 14 to Part IV of the
Form 10-K of ITC/\DeltaCom, Inc., filed with the SEC on March 25, 1999, is hereby amended and restated in its entirety by the information set forth in this Form 10-K/A.

Part IV
-------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     The section captioned "Exhibit Index" of Item 14 is hereby amended and restated as follows:

                                 EXHIBIT INDEX

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
-------     -------------------
  3.1       Restated Certificate of Incorporation of ITC/\DeltaCom, Inc. (filed as Exhibit 3.1 to Registration Statement on Form S-4, as amended,
            File No. 333-71735 ("February 1999 Form S-4") and incorporated herein by reference).
  3.2       Amended and Restated Bylaws of ITC/\DeltaCom, Inc. (filed as Exhibit
            3.2 to Registration Statement on Form S-1, as amended, File No. 333-
            36683 ("Form S-1") and incorporated herein by reference).
  4.1       Form of Common Stock Certificate of ITC/\DeltaCom, Inc. (filed as
            Exhibit 4.1 to Form S-1 and incorporated herein by reference).
 10.1       Capacity Agreement dated as of February 1, 1997 between Interstate
            FiberNet and Entergy Technology Company (filed as Exhibit 10.1 to
            Registration Statement on Form S-4, as amended, File No. 333-31361
            (the "1997 Form S-4") and incorporated herein by reference).
 10.2       License Agreement dated February 1, 1997 between Interstate FiberNet and Metropolitan Atlanta Rapid Transit Authority (filed as Exhibit
            10.2 to 1997 Form S-4 and incorporated herein by reference).
 10.3       Supply Agreement for Transmission Equipment dated March 26, 1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as
            Exhibit 10.3 to 1997 Form S-4 and incorporated herein by reference).
 10.3.1     Network Products Purchase Agreement, dated as of December 24, 1997, by and between Interstate FiberNet, Inc., DeltaCom, Inc. and
            Northern Telecom, Inc. (filed as Exhibit 10.3.1 to the Company's
            Annual Report on Form 10-K, File No. 000-23253 (the "1997 Form
            10-K"), filed with the Commission on March 30, 1998 and incorporated herein by reference).
 10.4       First Amendment to Supply Agreement for Transmission Equipment dated as of September 9, 1993 between Interstate FiberNet and Northern
            Telecom, Inc. (filed as Exhibit 10.4 to 1997 Form S-4 and
            incorporated herein by reference).
 10.5       Second Amendment to Supply Agreement for Transmission Equipment
            dated as of January 19, 1994 between Interstate FiberNet and
            Northern Telecom, Inc. (filed as Exhibit 10.5 to 1997 Form S-4 and incorporated herein by reference).
 10.6       Sixth Amendment to Supply Agreement for Transmission Equipment dated as of November 21, 1996 between Interstate FiberNet and Northern
            Telecom, Inc. (which supersedes the Third and the Fourth Amendment to this Agreement) (filed as Exhibit 10.6 to 1997 Form S-4 and incorporated herein by reference).
 10.7       Seventh Amendment to Supply Agreement for Transmission Equipment
            dated as of April 15, 1997 between Interstate FiberNet and Northern
            Telecom, Inc. (which supersedes the Fifth Amendment to this
            Agreement) (filed as Exhibit 10.7 to 1997 Form S-4 and incorporated herein by reference).

 10.8       Master Capacity Lease dated July 22, 1996 between Interstate
            FiberNet and InterCel PCS Services, Inc. (filed as Exhibit 10.8 to
            1997 Form S-4 and incorporated herein by reference).
 10.9 First Amendment to Master Capacity Lease dated as of August 22, 1996 between Interstate FiberNet and InterCel PCS Services, Inc. (filed as Exhibit 10.9 to 1997 Form S-4 and incorporated herein by reference).
 10.10 Amended and Restated Loan Agreement dated as of March 27, 1997 by and among Gulf States Transmission Systems, Inc., the Lenders parties thereto and NationsBank, N.A. (filed as Exhibit 10.10 to 1997 Form S-4 and incorporated herein by reference).
 10.11      Promissory Note dated March 27, 1997 between Gulf States
            Transmission Systems, Inc. and NationsBank, N.A. (filed as Exhibit
            10.11 to 1997 Form S-4 and incorporated herein by reference).
 10.12 Amended and Restated Security Agreement dated as of March 27, 1997 between Gulf States FiberNet and Gulf States Transmission Systems,
            Inc. and NationsBank, N.A. (filed as Exhibit 10.12 to 1997 Form S-4 and incorporated herein by reference).
 10.13 Assignment and Assumption Agreement dated as of March 27, 1997 between Gulf States FiberNet and Gulf States Transmission Systems,
            Inc. (filed as Exhibit 10.13 to 1997 Form S-4 and incorporated herein by reference).
 10.14      Term Agreement dated as of August 11, 1994 between Gulf States
            FiberNet and Illinois Central Railroad Company (filed as Exhibit
            10.14 to 1997 Form S-4 and incorporated herein by reference).
 10.15 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment
            Group, Inc., on behalf of itself and as agent for Alabama Power
            Company, Georgia Power Company, Gulf Power Company, Mississippi
            Power Company, Savannah Electric and Power Company, Southern
            Electric Generating Company and Southern Company Services, Inc. and
            MPX Systems, Inc., which was assigned in part by MPX Systems, Inc.
            to Gulf States FiberNet pursuant to an Assignment dated as of July
            25, 1995 (filed as Exhibit 10.15 to 1997 Form S-4 and incorporated herein by reference).
 10.15.1    Release, Waiver, and Assumption Agreement, dated as of December 31,
            1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power
            Company, Gulf Power Company, Mississippi Power Company, Savannah
            Electric and Power Company, Southern Electric Generating Company and
            Southern Company Services, Inc. and Interstate FiberNet, Inc. and
            Gulf States Transmission Systems, Inc. (filed as Exhibit 10.15.1 to
            1997 Form 10-K and incorporated herein by reference).
 10.15.2    Amendment to the Revised and Restated Fiber Optic Facilities and
            Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development
            Group, Inc.), on behalf of itself and as agent for Alabama Power
            Company, Georgia Power Company, Gulf Power Company, Mississippi
            Power Company, Savannah Electric and Power Company, Southern
            Electric Generating Company and Southern Company Services, Inc. and
            Interstate FiberNet, Inc. (filed as Exhibit 10.15.2 to Quarterly
            Report Form 10-Q (the "November 1998 Form 10-Q"), filed with the
            Commission on November 16, 1998, and incorporated herein by reference).
 10.16      First Amendment to Revised and Restated Fiber Optic Facilities and
            Services Agreement dated as of July 24, 1995 between Southern
            Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. (filed as Exhibit 10.16 to 1997 Form S-4 and incorporated herein by reference).

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

 10.28      First Amendment to the Agreement for the Provision of Fiber Optic
            Facilities and Services dated March 22, 1991 between Alabama Power
            Company and Southern Interexchange Facilities, Inc. (filed as
            Exhibit 10.28 to 1997 Form S-4 and incorporated herein by reference).
 10.29      Second Amendment to the Agreement for the Provision of Fiber Optic
            Facilities and Services dated December 1, 1991 between Alabama Power
            Company and Southern Interexchange Facilities, Inc. (filed as
            Exhibit 10.29 to 1997 Form S-4 and incorporated herein by reference).
 10.30      Third Amendment to the Agreement for the Provision of Fiber Optic
            Facilities and Services dated September 23, 1992 between Alabama
            Power Company and Southern Interexchange Facilities, Inc. (filed as
            Exhibit 10.30 to 1997 Form S-4 and incorporated herein by reference).
 10.31      Fourth Amendment to the Agreement for the Provision of Fiber Optic
            Facilities and Services dated January 1, 1994 between Alabama Power
            Company and Southern Interexchange Facilities, Inc. (filed as
            Exhibit 10.31 to 1997 Form S-4 and incorporated herein by reference).
 10.32      Agreement dated March 6, 1990 between Tennessee Valley Authority and
            Consolidated Communications Corporation (predecessor to DeltaCom,
            Inc.) (filed as Exhibit 10.32 to 1997 Form S-4 and incorporated herein by reference).
 10.32.1    Supplement Agreement; Leased Fiber Pathways, dated as of September
            26, 1997, by and between Tennessee Valley Authority and DeltaCom,
            Inc. (filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference).
 10.33      Interconnection Agreement signed March 12, 1997 between DeltaCom,
            Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.33 to 1997 Form S-4 and incorporated herein by reference).
 10.34 Amendment to Interconnection Agreement relating to BellSouth loops dated March 12, 1997 between DeltaCom, Inc. and BellSouth
            Telecommunications, Inc. (filed as Exhibit 10.34 to 1997 Form S-4 and incorporated herein by reference)
 10.35 Amendment to Interconnection Agreement relating to resale of BellSouth services dated March 12, 1997 between DeltaCom, Inc. and
            BellSouth Telecommunications, Inc. (filed as Exhibit 10.35 to 1997
            Form S-4 and incorporated herein by reference).
 10.35.1 Third Amendment to Interconnection Agreement, dated March 12, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc.
            (filed as Exhibit 10.35.1 to 1997 Form S-4 and incorporated herein by reference).
 10.35.2    Fourth Amendment to Interconnection Agreement, dated August 22,
            1997, by and between DeltaCom, Inc. and BellSouth
            Telecommunications, Inc. (filed as Exhibit 10.35.2 to 1997 Form S-4 and incorporated herein by reference).
 10.35.3 Amendment to Interconnection Agreement, dated October 3, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc.
            (filed as Exhibit 10.35.3 to Form S-1 and incorporated herein by reference).
 10.35.4 Fifth Amendment to Interconnection Agreement, dated July 22, 1998, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.4 to November 1998 Form 10-Q and incorporated herein by reference).
 10.36      Master Equipment Lease Agreement dated October 30, 1995 between AT&T
            Systems Leasing Co. and DeltaCom, Inc. (filed as Exhibit 10.36 to
            1997 Form S-4 and incorporated herein by reference).

 10.37 Network Products Purchase Agreement dated January 24, 1996, as amended through March 4, 1997, between DeltaCom, Inc. and Northern
            Telecom, Inc. (filed as Exhibit 10.37 to 1997 Form S-4 and incorporated herein by reference).
 10.38 First Amendment to Product Attachment Carrier Network Products, dated May 20, 1997 (filed as Exhibit 10.38 to 1997 Form S-4 and incorporated herein by reference).
 10.39      Agreement for Use of Optical Fiber System, Microwave Radio Tower
            Site and Associated Facilities dated January 2, 1996 between
            DeltaCom, Inc. and SCI Systems, Inc. (filed as Exhibit 10.39 to
            1997 Form S-4 and incorporated herein by reference).
 10.40      Collocate Agreement dated January 7, 1991 between Williams
            Telecommunications Services, Inc., and Southern Interexchange
            Facilities, Inc. (including consent for change of control) (filed as Exhibit 10.40 to 1997 Form S-4 and incorporated herein by reference).
 10.41      Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA
            Communications, Inc., for switch location in Columbia, South
            Carolina (filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference).
 10.42      Lease Agreement dated January 1, 1996 between Brindlee Mountain
            Telephone Company and DeltaCom, Inc. for, among other purposes, switch location in Arab, Alabama (filed as Exhibit 10.42 to 1997
            Form S-4 and incorporated herein by reference).
 10.43      Promissory Note dated March 27, 1997 between ITC Holding Company,
            Inc. and SCANA Communications, Inc. (filed as Exhibit 10.43 to 1997
            Form S-4 and incorporated herein by reference).
+10.44      Agreement for the Provision of Telecommunications Services and
            Facilities, dated January 27, 1996, by and between Interstate
            FiberNet, Inc. and Carolinas FiberNet, LLC (filed as Exhibit 10.44 to 1997 Form S-4 and incorporated herein by reference).
+10.44.1 First Amendment to the Agreement for the Provision of Telecommunications Services and Facilities, dated as of September 1,
            1997, by and between Interstate FiberNet, Inc. and Carolinas
            FiberNet, LLC. (filed as Exhibit 10.44.1 to 1997 Form 10-K and incorporated herein by reference) .
+10.45 Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation (filed as Exhibit 10.45 to 1997 Form S-4 and incorporated herein by reference).
+10.46      Fiber Optic Capacity Marketing and Operating Agreement, dated
            March 21, 1996, by and between Interstate FiberNet and Florida Power
            & Light Company (filed as Exhibit 10.46 to 1997 Form S-4 and incorporated herein by reference).
+10.47 Addendum to Fiber Optic Capacity Marketing and Operating Agreement, dated July 10, 1997, by and between Interstate FiberNet and Florida
            Power & Light Company (filed as Exhibit 10.47 to 1997 Form S-4 and incorporated herein by reference).
+10.48      Master Service Agreement, dated May 6, 1996, by and between
            Interstate FiberNet and MCI Telecommunications Corporation (filed as
            Exhibit 10.48 to 1997 Form S-4 and incorporated herein by reference).
+10.49      Telecommunications System Maintenance Agreement, dated as of
            January 26, 1995, by and between Interstate FiberNet and Sprint
            Communications Company L.P. (filed as Exhibit 10.49 to
            1997 Form S-4 and incorporated herein by reference).
+10.50 Sprint Communications Company Facilities and Services Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. (filed as Exhibit 10.50 to 1997
            Form S-4 and incorporated herein by reference).

+10.51 Fiber Optic Facility Lease Agreement, dated as of January 31, 1997, by and between Interstate FiberNet and Southern Telecom 1, Inc.
            (filed as Exhibit 10.51 to 1997 Form S-4 and incorporated herein by reference).
 10.52      First Assignment and Assumption of Fiber Optic Facility Lease
            Agreement, dated February 1, 1997, by and between Interstate
            FiberNet and Gulf States FiberNet (filed as Exhibit 10.52 to 1997
            Form S-4 and incorporated herein by reference).
+10.53 Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P.
            (filed as Exhibit 10.53 to 1997 Form S-4 and incorporated herein by reference).
 10.54      Amendment to Telecommunications System Agreement, dated July 25,
            1995, by and between Gulf States FiberNet and Sprint Communications
            Company L.P. (filed as Exhibit 10.54 to 1997 Form S-4 and incorporated herein by reference).
+10.55      Amendment No. 2 to Telecommunications System Agreement, dated August
            8, 1996, by and between Gulf States FiberNet and Sprint
            Communications Company L.P. (filed as Exhibit 10.55 to 1997 Form S-4 and incorporated herein by reference).
+10.56      Assignment of the Telecommunications System Agreement, dated July
            25, 1995, between Interstate FiberNet, Gulf States FiberNet and
            Sprint Communications Company L.P. (filed as Exhibit 10.56 to 1997
            Form S-4 and incorporated herein by reference).
+10.57      Assignment of the Telecommunications System Agreement, dated
            February 27, 1997, between Sprint Communications Company L.P., Gulf
            States FiberNet and Gulf States Transmission Systems, Inc. (filed as
            Exhibit 10.57 to 1997 Form S-4 and incorporated herein by reference).
 10.58      Fixed Fee Agreement for Exchange of Use and Maintenance of Six (6)
            Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic
            Fibers, dated July 25, 1997, by and between Interstate FiberNet,
            Gulf States Transmission Systems, Inc. and ALLTEL Telephone Services
            Corporation (filed as Exhibit 10.58 to 1997 Form S-4 and incorporated herein by reference).
+10.59      MCI Carrier Agreement, effective August 1, 1995, by and between MCI
            Telecommunications Corporation and Associated Communications
            Companies of America (ACCA) (filed as Exhibit 10.59 to 1997 Form S-4 and incorporated herein by reference).
+10.60      First Amendment to MCI Carrier Agreement, dated as of March 20,
            1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.60 to 1997 Form S-4 and incorporated herein by reference).
+10.61      Third Amendment to MCI Carrier Agreement, dated as of August 1,
            1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.61 to 1997 Form S-4 and incorporated herein by reference).
 10.62 Fourth Amendment to MCI Carrier Agreement dated as of May 1, 1996, by and between MCI Telecommunications Corporation and Associated
            Communications Companies of America (ACCA) (filed as Exhibit 10.62 to 1997 Form S-4 and incorporated herein by reference).
+10.63      Fifth Amendment to MCI Carrier Agreement, dated as of April 10,
            1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.63 to 1997 Form S-4 and incorporated herein by reference).

+10.64      Sixth Amendment to MCI Carrier Agreement, dated as of September 11,
            1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.64 to 1997 Form S-4 and incorporated herein by reference).
+10.65      Seventh Amendment to MCI Carrier Agreement, dated as of August 1,
            1996, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA) (filed as
            Exhibit 10.65 to 1997 Form S-4 and incorporated herein by reference).
+10.66 Eighth Amendment to MCI Carrier Agreement, effective March 1, 1997, by and between MCI Telecommunications Corporation and Associated
            Communications Companies of America (ACCA) (filed as Exhibit 10.66 to 1997 Form S-4 and incorporated herein by reference).
+10.67 Ninth Amendment to MCI Carrier Agreement, dated as of May 15, 1997, by and between MCI Telecommunications Corporation and Associated
            Communications Companies of America (ACCA) (filed as Exhibit 10.67 to 1997 Form S-4 and incorporated herein by reference).
 10.68 Tenth Amendment to MCI Carrier Agreement, dated July 11, 1997, by and between MCI Telecommunications Corporation and Associated
            Communications Companies of America (ACCA) (filed as Exhibit 10.68 to 1997 Form S-4 and incorporated herein by reference).
+10.69 Switched Reseller Services Agreement, dated January 25, 1994, by and between DeltaCom, Inc. and Allnet Communication Services, Inc.
            (filed as Exhibit 10.69 to 1997 Form S-4 and incorporated herein by reference).
+10.70      WilTel, Inc. Carrier Digital Services Agreement, dated September 1,
            1995, by and between WorldCom Network Services, Inc. d/b/a WilTel,
            Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit
            10.70 to 1997 Form S-4 and incorporated herein by reference).
+10.71      Amendment to WilTel, Inc. Carrier Digital Services Agreement, dated
            April 1, 1996, by and between WorldCom Network Services, Inc. d/b/a/
            WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit
            10.71 to 1997 Form S-4 and incorporated herein by reference).
+10.72 Amendment No. 2 to WilTel, Inc. Carrier Digital Services Agreement, dated June 1, 1996, by and between WorldCom Network Services, Inc.
            d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit 10.72 to 1997 Form S-4 and incorporated herein by reference).
+10.73 Amendment No. 3 to WilTel, Inc. Carrier Digital Services Agreement, dated May 1, 1997, by and between WorldCom Network Services, Inc.
            d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as Exhibit 10.73 to 1997 Form S-4 and incorporated herein by reference).
+10.74 Marketing and Operating Agreement, dated as of October 6, 1994, by and between Interstate FiberNet and DukeNet Communications, Inc.
            (filed as Exhibit 10.74 to 1997 Form S-4 and incorporated herein by reference).
+10.75      Reseller Agreement, dated June 25, 1997, by and between DeltaCom,
            Inc. and Total Network Services, a division of Cable & Wireless,
            Inc. (filed as Exhibit 10.75 to 1997 Form S-4 and incorporated herein by reference).

 10.76      Sublease Agreement, dated as of January 1, 1995, by and between ITC
            Holding Company, Inc. and ITC Transmission Systems, Inc. (filed as
            Exhibit 10.76 to 1997 Form S-4 and incorporated herein by reference).
 10.77.1    $100,000,000 Credit Agreement, dated as of September 17, 1997, among
            Interstate FiberNet, Inc., NationsBank of Texas, N.A. as
            Administrative Lender, and certain other Lenders identified therein
            (the "IFN Credit Agreement") (filed as Exhibit 10.77 to 1997 Form S-
            4 and incorporated herein by reference).
 10.77.2 First Amendment to Credit Agreement, dated as of October 20, 1997, among Interstate FiberNet, Inc., NationsBank of Texas, N.A. as
            Administrative Lender, and certain other Lenders identified therein
            (filed as Exhibit 10.77.2 to Form S-1 and incorporated herein by reference).
 10.77.3    First Amended and Restated Credit Agreement, dated as of February
            24, 1998, among Interstate FiberNet, Inc., NationsBank of Texas,
            N.A. as Administrative Lender, and certain other Lenders identified therein (filed as Exhibit 10.77.3 to 1997 Form 10-K and incorporated herein by reference).
 10.77.4    First Amendment, dated November 2, 1998, to the First Amended and
            Restated Credit Agreement, dated as of February 24, 1998, among
            Interstate FiberNet, Inc., NationsBank of Texas, N.A., as
            Administrative Lender, and certain other Lenders identified therein
            (filed as Exhibit 10.77.4 to February 1999 Form S-4 and incorporated herein by reference).
 10.77.5    Second Amendment, dated as of February 10, 1999, to the First
            Amended and Restated Credit Agreement, dated as of February 24,
            1998, among Interstate FiberNet, Inc., NationsBank of Texas, N.A., as Administrative Lender, and certain other Lenders identified therein (filed as Exhibit 10.77.5 to February 1999 Form S-4 and incorporated herein by reference).
 10.78.1    $8,750,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.78.1 to 1997 Form S-
            4 and incorporated herein by reference).
 10.78.2    $3,750,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Amsouth Bank (filed as Exhibit 10.78.2 to 1997 Form S-4 and incorporated herein by reference).
 10.78.3    $5,000,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.78.3 to 1997 Form S-4 and incorporated herein by reference).
 10.78.4    $5,000,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.78.4 to 1997 Form S-4 and incorporated herein by reference).
 10.78.5    $5,000,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of State Street Bank and Trust Company (filed as Exhibit 10.78.5 to
            1997 Form S-4 and incorporated herein by reference).
 10.78.6    $7,500,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Corestates Bank, N.A. (filed as Exhibit 10.78.6 to 1997 Form S-4 and incorporated herein by reference).
 10.78.7    $2,500,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of First Union National Bank (filed as Exhibit 10.78.7 to 1997 Form S-4 and incorporated herein by reference).
 10.78.8    $5,000,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Regions Bank (filed as Exhibit 10.78.8 to 1997 Form S-4 and incorporated herein by reference).

 10.78.9    $7,500,000 Revolving Promissory Note, dated as of September 17,
            1997, made by Interstate FiberNet, Inc. payable to the order of Toronto Dominion (Texas), Inc. (filed as Exhibit 10.78.9 to 1997
            Form S-4 and incorporated herein by reference).
 10.79.1 $8,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of NationsBank of Texas, N.A. (filed as Exhibit 10.79.1 to 1997 Form S-
            4 and incorporated herein by reference).
 10.79.2 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Creditanstalt-Bankverein (filed as Exhibit 10.79.2 to 1997 Form S-4 and incorporated herein by reference).
 10.79.3 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Meespierson Capital Corp. (filed as Exhibit 10.79.3 to 1997 Form S-4 and incorporated herein by reference).
 10.79.4 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of State
            Street Bank and Trust Company (filed as Exhibit 10.79.4 to 1997 Form
            S-4 and incorporated herein by reference).
 10.79.5 $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Corestates
            Bank, N.A. (filed as Exhibit 10.79.5 to 1997 Form S-4 and incorporated herein by reference).
 10.79.6 $2,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of First
            Union National Bank (filed as Exhibit 10.79.6 to 1997 Form S-4 and incorporated herein by reference)
 10.79.7 $5,000,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Regions
            Bank (filed as Exhibit 10.79.7 to 1997 Form S-4 and incorporated herein by reference).
 10.79.8 $7,500,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Toronto
            Dominion (Texas), Inc. (filed as Exhibit 10.79.8 to 1997 Form S-4 and incorporated herein by reference).
 10.79.9 $3,750,000 Term Promissory Note, dated as of September 17, 1997, made by Interstate FiberNet, Inc. payable to the order of Amsouth
            Bank (filed as Exhibit 10.79.9 to 1997 Form S-4 and incorporated herein by reference).
 10.80.1    Security Agreement, dated as of September 17, 1997, made by
            Interstate FiberNet, Inc. in favor of NationsBank of Texas, N.A., as
            Administrative Lender, and each other lender party to the IFN Credit
            Agreement (filed as Exhibit 10.80.1 to 1997 Form S-4 and incorporated herein by reference).
 10.80.2    Security Agreement, dated as of September 17, 1997, made by
            DeltaCom, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit
            Agreement (filed as Exhibit 10.80.2 to 1997 Form S-4 and incorporated herein by reference).
 10.80.3    Security Agreement, dated as of September 17, 1997, made by Gulf
            States Transmission Systems, Inc. in favor of NationsBank of Texas,
            N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.3 to 1997 Form S-4 and incorporated herein by reference).
 10.81.1    Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc. and
            United States Trust Company of New York, as Trustee, relating to the
            11% Senior Notes due 2007 of ITC/\DeltaCom, Inc. (filed as Exhibit
            4.1 to 1997 Form S-4 and incorporated herein by reference).

 10.81.2   Supplemental Indenture, dated as of October 17, 1997, between
           ITC/\DeltaCom, Inc. and United States Trust Company of New York, as
           Trustee (filed as Exhibit 10.82.2 to Form S-1 and incorporated herein by reference).
 10.83     Pledge and Security Agreement dated as of June 3, 1997 from
           ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New
           York as Trustee (filed as Exhibit 4.3 to 1997 Form S-4 and incorporated herein by reference).
 10.84     Form of Exchange Note relating to 11% Senior Notes due 2007
           (contained in Indenture filed as Exhibit 10.81.1).
 10.85     Assignment and Contribution Agreement Pursuant to Pledge and Security
           Agreement dated as of July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States Trust Company of
           New York, as Trustee (filed as Exhibit 4.5 to 1997 Form S-4 and incorporated herein by reference).
+10.86     MCI Carrier Agreement, effective September 1, 1997, by and between
           MCI Telecommunications Corporation and Associated Communications
           Companies of America (ACCA) (filed as Exhibit 10.87 to Form S-1 and incorporated herein by reference).
+10.86.1   First Amendment to the MCI Carrier Agreement, dated as of November
           21, 1997, by and between MCI Telecommunications Corporation and
           Associated Communication Companies of America (ACCA) (filed as
           Exhibit 10.87.1 to 1997 Form 10-K and incorporated herein by reference).
 10.87     ITC/\DeltaCom, Inc. 1997 Stock Option Plan (filed as Exhibit 10.88 to
           Form S-1 and incorporated herein by reference).
 10.88     ITC/\DeltaCom, Inc. 1997 Director Stock Option Plan (filed as Exhibit
           10.89 to Form S-1 and incorporated herein by reference).
 10.89     ITC Holding Company, Inc. Amended and Restated Stock Option Plan
           (filed as Exhibit 10.90 to Form S-1 and incorporated herein by reference).
 10.90     ITC Holding Company, Inc. Nonemployee Director Stock Option Plan
           (filed as Exhibit 10.91 to Form S-1 and incorporated herein by reference).
 10.91 Description of ITC/\DeltaCom, Inc. Bonus Plan (filed as Exhibit 10.92 to Form S-1 and incorporated herein by reference).
 10.92     Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and its
           Directors and Certain Officers (filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference).
 10.93 Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. (filed as
           Exhibit 10.94 to Form S-1 and incorporated herein by reference).
 10.94     First Amendment to Sale and Purchase Agreement dated as of
           October 16, 1997, among SCANA Corporation, SCANA Communications,
           Inc., ITC Holding Company, Inc. and ITC/\DeltaCom, Inc. (filed as
           Exhibit 10.95 to Form S-1 and incorporated herein by reference).
 10.95     Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United
           States Trust Company of New York, as Trustee, relating to the 8-7/8%
           Senior Notes due 2008 of ITC/\DeltaCom, Inc. (filed as Exhibit 4.2 to
           1997 Form 10-K and incorporated herein by reference).
 10.96     Form of Exchange Note relating to 8-7/8% Senior Notes due 2008
           (contained in Indenture filed as Exhibit 10.96).

 10.97     Indenture dated as of November 5, 1998 between ITC/\DeltaCom, Inc. and
           United States Trust Company of New York, as Trustee, relating to the
           9-3/4% Senior Notes due 2008 of ITC/\DeltaCom, Inc. (filed as Exhibit
           4.2 to February 1999 Form S-4) and incorporated herein by reference).
 10.98     Form of Exchange Note relating to 9-3/4% Senior Notes due 2008
           (contained in Indenture filed as Exhibit 10.98).
 12.1      Statement regarding Computation of Ratios
 21.1      Subsidiaries of ITC/\DeltaCom, Inc.
 23.1      Consent of Arthur Andersen LLP.
 27.1      Financial Data Schedule for the year ended December 31, 1998.


-----------------
+          Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ITC/\DELTACOM, INC.


                                    By /s/ Andrew M. Walker
                                       --------------------
                                           Andrew M. Walker
                                           Chief Executive Officer

                                    DATE:  April 30, 1999