Form 10-Q
period 1999-03-31
ITC DELTACOM INC
filed 1999-05-17
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number  0-23253

                              ITC/\DELTACOM, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                          58-2301135
----------------------------                          ------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


1791 O.G. Skinner Drive, West Point, GA                       31833
---------------------------------------               ------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (706) 385-8000
                                                      ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes X       No ___
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at May 12, 1999
                                           ---------------------------

Common Stock at $.01 par value                  58,000,212 shares

                                    PART I

                             FINANCIAL INFORMATION

Item 1 - Financial Statements

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              March 31,   December 31,
                                                                1999          1998
                                                             -----------  ------------
                                                             (Unaudited)
      ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                      $151,294       $184,167
Restricted assets                                                14,300         14,300
Accounts receivable:
 Customer, net of allowance for uncollectible accounts of
  $1,455 and $1,260 in 1999 and 1998, respectively               36,101         34,219
 Affiliate                                                        3,174          3,307
Inventory                                                         1,987          1,635
Prepaid expenses                                                  1,341            591
Federal income tax receivables                                    3,939          3,939
                                                               --------       --------
   Total current assets                                         212,136        242,158
                                                               --------       --------

PROPERTY, PLANT AND EQUIPMENT, net                              284,530        262,050
                                                               --------       --------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
 $6,946 and $6,303 in 1999 and 1998, respectively                62,517         63,160
Restricted assets                                                 6,055          5,735
Other long-term assets                                           13,885         14,414
                                                               --------       --------
     Total other long-term assets                                82,457         83,309
                                                               --------       --------

    Total assets                                               $579,123       $587,517
                                                               ========       ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               March 31,   December 31,
                                                                 1999          1998
                                                              -----------  -------------
                                                              (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
     Trade                                                      $ 12,669       $ 12,810
     Construction                                                 10,881          7,233
Accrued interest                                                  11,140          8,049
Accrued compensation                                               2,673          2,998
Unearned revenue                                                   9,218         11,457
Other accrued liabilities                                          8,445          8,418
Current portion of long-term debt and capital
     lease obligations                                             1,069          1,075
                                                                --------       --------
          Total current liabilities                               56,095         52,040
                                                                --------       --------

LONG-TERM LIABILITIES:
Deferred income taxes                                                418            418
Long-term debt and capital lease obligations                     416,692        416,859
                                                                --------       --------
          Total long-term liabilities                            417,110        417,277
                                                                --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value; $7.40
     liquidation  preference; 5,000,000 shares authorized,
     1,480,771 shares issued and outstanding                          15             15
Common Stock, $.01 par value; 90,000,000 shares
     authorized; 51,649,397 and 51,339,838 shares
     issued and outstanding in 1999 and 1998, respectively           516            513
Additional paid-in-capital                                       167,750        167,023
Accumulated deficit                                              (62,363)       (49,351)
                                                                --------       --------

          Total stockholders' equity                             105,918        118,200
                                                                --------       --------

          Total liabilities and stockholders' equity            $579,123       $587,517
                                                                ========       ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (In thousands, except share data)

                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                        1999            1998
                                                                   --------------  --------------
Operating revenues                                                   $    53,034     $    36,694
Cost of services                                                          26,761          16,873
                                                                     -----------     -----------

Gross margin                                                              26,273          19,821
                                                                     -----------     -----------

Operating expenses:
     Selling, operations, and administration                              20,268          13,567
     Depreciation and amortization                                        11,168           6,321
                                                                     -----------     -----------

    Total operating expenses                                              31,436          19,888
                                                                     -----------     -----------

Operating loss                                                            (5,163)            (67)
                                                                     -----------     -----------

Other income (expense):
    Interest expense                                                     (10,463)         (7,499)
    Interest income                                                        2,389           2,834
    Other income (expense)                                                   225          (2,291)
                                                                     -----------     -----------

    Total other expense, net                                              (7,849)         (6,956)
                                                                     -----------     -----------

Loss before income taxes and extraordinary item                          (13,012)         (7,023)
Income tax benefit                                                             0          (2,388)
                                                                     -----------     -----------

Loss before extraordinary item                                           (13,012)         (4,635)
Extraordinary item - loss on early extinguishment of debt (less
     related income tax benefit of $2,133 in 1998)                             0          (8,436)
                                                                     -----------     -----------

Net loss                                                             $   (13,012)    $   (13,071)
                                                                     ===========     ===========

Basic and diluted net loss per common share:
    Before extraordinary item                                        $     (0.25)    $     (0.09)
    Extraordinary item                                                     (0.00)          (0.17)
                                                                     -----------     -----------
    Net loss                                                         $     (0.25)    $     (0.26)
                                                                     ===========     ===========

Basic and diluted weighted average common
shares outstanding                                                    51,506,644      50,190,058
                                                                     ===========     ===========

 The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                        1999            1998
                                                                   ---------------  -------------
Cash flows from operating activities:
   Net loss                                                             $ (13,012)      $ (13,071)
                                                                        ---------       ---------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                         11,168           6,321
     Amortization of bond issue costs                                         490             359
     Deferred income taxes                                                      0          (5,011)
     Extraordinary item-loss on early extinguishment of
      debt                                                                      0          10,569
       Changes in current operating assets and liabilities:
        Accounts receivable, net                                           (1,749)         (1,949)
        Inventory                                                            (352)           (491)
        Prepaid expenses                                                     (750)           (681)
        Income tax receivable from ITC Holding                                  0             373
        Accounts payable                                                     (141)          2,749
        Accrued interest                                                    3,091           6,662
        Unearned revenue                                                   (2,239)            850
        Accrued compensation and other accrued liabilities                   (298)          3,021
                                                                        ---------       ---------
            Total adjustments                                               9,220          22,772
                                                                        ---------       ---------
            Net cash (used in) provided by operating activities            (3,792)          9,701
                                                                        ---------       ---------
Cash flows from investing activities:
    Capital expenditures                                                  (32,963)        (23,026)
    Change in accrued construction costs                                    3,648             984
    Change in restricted assets                                              (320)           (937)
    Other                                                                       0              13
                                                                        ---------       ---------
            Net cash used in investing activities                         (29,635)        (22,966)
                                                                        ---------       ---------
Cash flows from financing activities:
    Proceeds from issuance of 8-7/8% Senior Notes,
     net of issuance costs                                                      0         155,170
    Repayments of long term debt                                             (173)              0
    Proceeds from exercise of common stock options                            693             654
    Other                                                                      34            (191)
                                                                        ---------       ---------
            Net cash provided by financing activities                         554         155,633
                                                                        ---------       ---------
(Decrease) increase in cash and cash equivalents                          (32,873)        142,368
Cash and cash equivalents at beginning of period                          184,167          94,374
                                                                        ---------       ---------
Cash and cash equivalents at end of period                              $ 151,294       $ 236,742
                                                                        =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest                                                  $   7,247       $    380
                                                                        =========       ========

Cash paid (refunds received) for income taxes,
 net of payments                                                        $      46       $   (146)
                                                                        =========       ========

       The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

     Organization

     ITC/\DeltaCom, Inc. ("ITC/\DeltaCom" or the "Company") was incorporated on March 24, 1997 under the laws of the State of Delaware, as a wholly-owned subsidiary of ITC Holding Company, Inc. ("ITC Holding"), to acquire and operate certain wholly owned subsidiaries of ITC Holding. On July 25, 1997, upon receipt of certain regulatory approvals and certain other consents, ITC Holding completed the reorganization of certain subsidiaries that became wholly owned by the Company.

     Effective October 20, 1997, as part of a further reorganization of ITC Holding, ITC Holding transferred all of its assets, other than stock in the Company, and all of its liabilities to another entity and then merged with and into the Company (the "Merger"). The Company was the surviving corporation in the Merger.

     Nature of Business

     The Company provides integrated voice and data telecommunications services to mid-sized and major regional businesses in the southern United States ("Retail Services") and is a leading regional provider of wholesale long-haul services to other telecommunications companies ("Carriers' Carrier Services"). Retail Services includes local exchange services, long distance services, 800/888 calling, calling card and operator services, Asynchronous Transfer Mode, frame relay, high capacity broadband private line services, as well as Internet, Intranet and Web page hosting and development services, and customer premise equipment sale, installation and repair. In connection with these businesses, the Company owns, operates and manages an extensive fiber optic network in the southern United States.

     Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and have been prepared by Company management in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included, and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 25, 1999 and as amended by the Company's Form 10-K/A filed with the SEC on April 30, 1999 (File No. 0-23252).


2.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations at March 31, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                        March 31,   December 31,
                                                           1999         1998
                                                        ----------  ------------
11% Senior Notes                                         $130,000      $130,000

8-7/8% Senior Notes                                       159,857       159,853

9-3/4% Senior Notes                                       125,000       125,000

Capital lease obligations at varying interest rates,
   maturing through June 2006                               2,475         2,643

Other                                                         429           438
                                                         --------      --------

Total long-term debt and capital leases                   417,761       417,934
Less current maturities                                    (1,069)       (1,075)
                                                         --------      --------

Total                                                    $416,692      $416,859
                                                         ========      ========

3.   COMMITMENTS AND CONTINGENCIES

     At March 31, 1999, the Company had entered into agreements with vendors to purchase approximately $33.9 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

4.   SEGMENT REPORTING

  As discussed in Note 1, the Company operates in two business segments: Retail Services and Carriers' Carrier Services. Summarized financial data by business segment as of and for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                                                1999
                                                           ---------------------------------------------
                                                           Carriers'
                                                            Carrier    Retail    Corporate
                                                            Segment    Segment    Segment   Consolidated
                                                           ---------  ---------  ---------  ------------
Revenues.................................................   $ 16,463   $ 36,571    $     0      $ 53,034
Gross margin.............................................     13,891     12,382          0        26,273
Selling, operations, and administration..................      5,140     15,128          0        20,268
Depreciation and amortization............................      6,269      4,878         21        11,168
Other income (expense), net..............................                                          2,614
Interest expense.........................................                                        (10,463)
                                                                                                --------
Loss before income taxes and extraordinary item..........                                       $(13,012)
                                                                                                ========
Identifiable assets......................................   $354,349   $208,106    $16,668      $579,123
                                                            ========   ========    =======      ========
Capital expenditures, net................................   $ 14,273   $ 15,042    $     0      $ 29,315
                                                            ========   ========    =======      ========

                                                                             1998
                                                        ---------------------------------------------
                                                        Carriers'
                                                         Carrier    Retail    Corporate
                                                         Segment    Segment    Segment   Consolidated
                                                        ---------  ---------  ---------  ------------
Revenues..............................................   $ 11,112   $ 25,582    $     0      $ 36,694
Gross margin..........................................      9,901      9,920          0        19,821
Selling, operations, and administration...............      3,513     10,054          0        13,567
Depreciation and amortization.........................      4,106      2,194         21         6,321
Other income (expense), net...........................                                            543
Interest expense......................................                                         (7,499)
                                                                                             --------
Loss before income taxes and extraordinary item.......                                       $ (7,023)
                                                                                             ========
Identifiable assets...................................   $333,379   $126,856    $90,504      $550,739
                                                         ========   ========    =======      ========
Capital expenditures, net.............................   $  9,062   $ 12,980    $     0      $ 22,042
                                                         ========   ========    =======      ========

5.   SUBSEQUENT EVENTS

     On April 15, 1999, the Company announced the signing of a definitive agreement to merge with AvData Systems, Inc. ("AvData"), a privately owned data network management solutions provider based in Atlanta, Georgia. As consideration for the merger, the Company expects to pay approximately $28.6 million in common stock to the owners of AvData, subject to certain adjustments, including up to an additional $10 million in common stock if certain performance objectives are met. This transaction is expected to close in the second quarter of 1999.

     On May 12, 1999, the Company completed an underwritten public offering and sale of 6,037,500 shares of its common stock, yielding net proceeds to the Company of approximately $120.9 million. The Company intends to use the net proceeds from this offering (i) to fund an accelerated market expansion of the Company's telecommunications business, including expansion of the Company's fiber optic network, expansion of the Company's Internet service provider ("ISP") local telecommunications services and the opening of new sales offices, and (ii) for additional working capital and other general corporate purposes.

     On May 12, 1999, the Company also completed a private offering and sale of $100 million aggregate principal amount of its 4 1/2% Convertible Subordinated Notes due May 16, 2006 (the "Notes"), yielding net proceeds to the Company of approximately $97.0 million. The Notes bear interest at an annual rate of 4 1/2% payable each May 15 and November 15 beginning November 15, 1999. The Notes are unsecured general obligations of the Company and are convertible into common stock at any time after 90 days following the original issuance of the Notes, at a conversion price of $26.67 per share, subject to adjustment in certain events. The Company may redeem the Notes or the Company may make the Notes nonconvertible under certain circumstances before May 17, 2002. The Company intends to use the net proceeds from this private offering (i) to fund an accelerated expansion of the Company's fiber optic network and (ii) to purchase switching equipment, inventory and other electronics and network assets related to the Company's fiber optic network and to its provision of primary rate interface connectivity to ISPs.

     In May 1999, the Company amended its secured revolving credit facility with NationsBank, N.A. to permit (i) the merger with AvData, (ii) the issuance of the common stock in the May 1999 common stock offering and (iii) the issuance of and payment of interest on the Notes, the redemption of the Notes and the issuance of common stock upon conversion of the Notes.

     On May 13, 1999, the Company's shareholders approved an increase in the number of options authorized to be granted under the Company's 1997 Stock Option Plan from 4,815,000 to 7,815,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. In addition, members of the Company's senior management may, from time to time, make certain forward-looking statements concerning the Company's operations, performance and other developments. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors. The following analysis should be read in conjunction with the Company's Annual Report on Form 10-K and the financial statements and related notes thereto. The Company has included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in the Company's industry. EBITDA, as adjusted, represents earnings before extraordinary item, other income (expense), net interest, income taxes, depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies. See the notes to the unaudited, consolidated financial statements appearing elsewhere in this report for definitions of certain terms used in the following analysis.

Overview

     The Company provides integrated voice and data telecommunications services to mid-size and major regional businesses in the southern United States and is a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, the Company owns, operates and manages an extensive fiber optic network in the southern Unites States. The Company had revenues of $53.0 million and $36.7 million for the three months ended March 31, 1999 and 1998, respectively.

     The Company provides wholesale long-haul services ("Carriers' Carrier Services") to other telecommunications carriers, including AT&T, Sprint, MCI WorldCom, Qwest, Cable & Wireless, Frontier and IXC. The Company's Carriers' Carrier business generated revenues of $16.5 million and $11.1 million for the three months ended March 31, 1999 and 1998, respectively.

     The Company also provides integrated retail telecommunications services to mid-sized and major regional businesses in a bundled package tailored to the business customer's specific needs. These services (the "Retail Services") include local exchange services, long distance services, 800/888 calling, calling card and operator services, Asynchronous Transfer Mode ("ATM"), frame relay, high capacity broadband private line services, as well as Internet, Intranet and Web page hosting and development services and customer premise equipment sale, installation and repair. At March 31, 1999, the Company provided Retail Services to over 11,600 business customers in 23 metropolitan areas and had sold approximately 60,000 access lines, of which approximately 45,300 had been installed. The Company intends to provide a full range of Retail Services in a total of approximately 42 metropolitan areas throughout the southern United States over the next two years. The Company's Retail Services business generated revenue of $36.6 million and $25.6 million for the three months ended March 31, 1999 and 1998, respectively.

     The Company's fiber optic network reaches over 80 points of presence ("POPs") in ten southern states (Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas) and extends approximately 7,800 route miles, of which approximately 4,150 miles are Company-owned and approximately 3,650 are owned and operated principally by three public utilities (Duke Power Company, Florida Power & Light Company and Entergy Technology Company) and managed and marketed by the Company. The Company expects to add approximately 700 owned and operated route miles to its fiber network by the end of 1999 and an additional 1,000 to 1,500 route miles by the end of 2000 through a combination of construction and long-term dark fiber leases. At March 31, 1999, the Company's network included one Nortel DMS-250 and six Nortel DMS-500 voice switches, fifteen Ascend 9000 frame relay switches and seven ATM switches. In addition, the Company has completed physical collocation of switching equipment in 30 BellSouth markets.

     During the three months ended March 31, 1999, the Company's operational highlights included the following:

     . the Company opened a new branch office in Macon, Georgia, expanding its market coverage to 23 southern markets and 24 branch offices operational at the end of the first quarter, and

     . the Company continued its network enhancement efforts with the addition of an ATM and frame relay switch in Greensboro, North Carolina.

The Company continues to increase its market penetration and capacity by opening new sales offices, expanding its fiber network and increasing its data and voice switching capability at a local and regional level.

     The Company's continued focus on the growing demand for data products resulted in continued improvements in its quarterly data services revenue, which is a component of Retail Services revenue. Data services revenue for the first quarter of 1999 increased over 200% compared to the first quarter of 1998. The Company's data services initiatives recently accelerated with the signing of a definitive merger agreement with AvData Systems, Inc. ("AvData") of Atlanta, Georgia, on April 15, 1999. AvData provides extensive customer network monitoring and management of data communications networks to business customers throughout the United States. The merger with AvData is expected to be completed in the second quarter of 1999, and is subject to customary closing conditions, including final board approval.

     Pursuant to its interconnection agreement (the "Interconnection Agreement") with BellSouth Telecommunications, Inc. ("BellSouth"), the Company continued billing BellSouth during the first three months of 1999 for reciprocal interconnection charges related to the provision by the Company of facilities-based local exchange services. A significant amount of such charges are attributable to call terminations by the Company to customers that are Internet service providers ("ISPs"). BellSouth has stated that it views termination to such ISPs as not included under the reciprocal charge arrangements set forth in the Interconnection Agreement, and has refused to pay compensation for such terminations either to the Company or to other CLECs operating under similar interconnection agreements. The Alabama PSC rendered a ruling in favor of the CLECs on March 4, 1999 and issued an order requiring BellSouth to pay all withheld reciprocal compensation sums within 20 days. The Alabama PSC ruling is now on appeal by BellSouth in federal district court. The Company has filed a similar complaint before the South Carolina PUC. For the three months ended March 31, 1999 such charges to BellSouth amounted to approximately $3.5 million. The Company recognized approximately $350,000 of such charges as operating revenues during the first quarter of 1999, which represents amounts BellSouth is currently paying, and reserved against the remaining $3.2 million of first quarter billings. As of March 31, 1999, the Company had reserved for approximately $9.8 million of cumulative local interconnection billings.

          In April 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission for the issuance from time to time of up to $300 million in equity securities, including common stock, preferred stock, shares of preferred stock represented by depositary shares, warrants exercisable for common stock, preferred stock or depositary shares, subscription rights evidencing the right to purchase any of these securities and stock purchase contracts to purchase common stock or preferred stock and stock purchase units. In May 1999, the Company completed two new securities offerings. The Company completed an underwritten public offering and sale of 6,037,500 shares of its common stock, yielding net proceeds to the Company of approximately $120.9 million. The Company also completed a private offering and sale of $100 million aggregate principal amount of its 4 1/2% convertible subordinated notes due 2006, yielding net proceeds to the Company of approximately $97.0 million. These proceeds are expected to be used (i) to fund network expansion, primarily in Tennessee and Texas, (ii) to fund expenditures for additional switching facilities, (iii) to accelerate the Company's collocation efforts and (iv) for other general corporate purposes. The Company currently expects capital expenditures will total approximately $250 to $300 million through 2000.

                       QUARTERLY STATISTICAL HIGHLIGHTS*

                                                                           March 31,        December 31,
STATISTICAL DATA:                                                            1999               1998
                                                                             ----               ----
Cumulative markets                                                                 23               22
Business customers served -
   Retail Services                                                             11,600           10,700
Route miles                                                                     7,800            7,800
Collocations                                                                       30               30
Voice switches                                                                      7                7
ATM switches                                                                        7                6
Frame relay switches                                                               15               14
Number of employees                                                             1,170            1,125
Lines sold cumulative                                                          60,000          42 ,000
Lines installed cumulative                                                     45,300           32,200
Lines installed/Lines sold percentage                                              76%              77%
       *Data rounded except as to markets, collocations and switches.

Historical Results of Operations

     The following tables set forth certain unaudited financial information data for the three-month periods ended March 31, 1999 and 1998 for the Carriers' Carrier Services business and the Retail Services business (in thousands).

                                       CARRIERS' CARRIER SERVICES
                                       --------------------------
                                      Three Months Ended March 31,
                                     1999       %       1998      %
                                   ---------  ------  ---------  ----
Revenues                            $16,463     100%   $11,112   100%
Cost of services                      2,572      16%     1,211    11%
                                    -------    ----    -------   ---
Gross margin                         13,891      84%     9,901    89%
                                    -------    ----    -------   ---

Operating expenses:
 Selling, operations
  and administrative                  5,140      31%     3,513    31%
 Depreciation and
  amortization                        6,269      38%     4,106    37%
                                    -------    ----    -------   ---

Total operating expenses             11,409      69%     7,619    68%
                                    -------    ----    -------   ---

Operating income                    $ 2,482      15%   $ 2,282    21%
                                    =======    ====    =======   ===

                                           RETAIL SERVICES
                                           ----------------
                                      Three Months Ended March 31,
                                       1999     %         1998   %
                                    -------   -----    -------   ---
Revenues                            $36,571     100%   $25,582   100%
Cost of services                     24,189      66%    15,662    61%
                                    -------    ----    -------   ---
Gross margin                         12,382      34%     9,920    39%
                                    -------    ----    -------   ---

Operating expenses:
 Selling, operations
  and administrative                 15,128      41%    10,054    39%

 Depreciation and
  amortization                        4,878      14%     2,194     9%
                                    -------    ----    -------   ---

Total operating expenses             20,006      55%    12,248    48%
                                    -------    ----    -------   ---

Operating loss                      $(7,624)   (21)%   $(2,328)  (9)%
                                    =======    ====    =======   ===

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

Revenues

     Total revenue increased $16.3 million (44.4%), from $36.7 million for the three months ended March 31, 1998 to $53.0 million for the three months ended March 31, 1999. Revenues from Retail Services increased $11.0 million (43.0%), from $25.6 million for the three months ended March 31, 1998 to $36.6 million for the three months ended March 31, 1999. The increase in Retail Services revenue was attributable to (i) a continued increase in the number of business customers, from 8,100 as of March 31, 1998 to over 11,600 as of March 31, 1999,
(ii) an increase in revenues from local exchange, local ISP telecommunications services and data services, (iii) growth in long distance minutes of use ("MOUs"), partially offset by a decrease in the rates per MOU, and (iv) continued stability in the rate of revenue loss from lost customers from period to period. The Company continues to experience strong revenue growth rates in its local and data products and expects this trend to continue through the remainder of 1999. The Company expects to see revenue growth in the Retail Services segment in each of the remaining three quarters of 1999 as each of its service offerings are sold to new and existing customers.

     Revenues from Carriers' Carrier Services increased $5.4 million (48.6%), from $11.1 million for the three months ended March 31, 1998 to $16.5 million for the three months ended March 31, 1999. The increase in revenue from the Carriers' Carrier Services segment was driven by (i) increases in the customer base as a result of the continued increasing demand for bandwidth, (ii) expansion of owned and operated routes and (iii) growth in commissions derived from the managed, monitored, and marketed routes. The Company expects to experience growth in its Carriers' Carrier Services revenue during the remainder of 1999 as a result of increased demand for bandwidth, offset in part by competitive pricing of its services.

Cost of Services

     Total cost of services increased $9.9 million, from $16.9 million for the three months ended March 31, 1998 to $26.8 million for the three months ended March 31, 1999. Cost of services for Retail Services operations increased $8.5 million, from $15.7 million for the three months ended March 31, 1998 to $24.2 million for the three months ended March 31, 1999. The cost of services as a percentage of revenue for Retail Services operations increased to 66% for the three months ended March 31, 1999 compared to 61% for the three months ended March 31, 1998. The increase in the cost of services as a percentage of revenues from first quarter 1998 compared to first quarter 1999 is due primarily to (i) the increase in sales of the local resale product, which generally has lower margins, and (ii) the decrease in long distance rates. The Company expects to experience modest improvements in the cost of service as a percentage of revenues as the Company continues to migrate local and long distance services to its own facilities and as it receives reductions in its off-net costs.

     Cost of services for Carriers' Carrier operations increased $1.4 million, from $1.2 million for the three months ended March 31, 1998 to $2.6 million for the three months ended March 31, 1999. The cost of services as a percentage of revenue for Carriers' Carrier operations increased to 16% for the three months ended March 31, 1999 compared to 11% for the three months ended March 31, 1998. The increase in the cost of services as a percentage of revenue is due primarily to the continued migration of several customers to current market rates. The Company believes the pricing pressures will be offset in the future by an increasing demand for bandwidth allowing for continued revenue growth.

Selling, Operations and Administration

     Total selling, operations and administration expense increased $6.7 million, from $13.6 million (37% as a percentage of revenue) for the three months ended March 31, 1998 to $20.3 million (38% as a percentage of revenue) for the three months ended March 31, 1999. Selling, operations and administration expense attributable to Retail Services increased $5.0 million, from $10.1 million (39% as a percentage of revenue) for the three months ended March 31, 1998 to $15.1 million (41% as a percentage of revenue) for the three months ended March 31, 1999. The increase in selling, operations and administration expense as a percentage of revenue for the Retail Services segment was attributable to (i) an increase in the number of employees, (ii) continued geographic expansion and (iii) costs associated with the expansion of existing service offerings, primarily local services.

     Selling, operations and administration expense attributable to the Carriers' Carrier segment increased $1.6 million, from $3.5 million (31% as a percentage of revenue) for the three months ended March 31, 1998 to $5.1 million (31% as a percentage of revenue) for the three months ended March 31, 1999. The increase in selling, operations, and administration expense for the Carrier's Carrier segment was primarily due to additions of personnel resulting from the geographic expansion of the Company's network. The Company expects that by the fourth quarter of 1999, selling, operations and administration expense measured as a percentage of revenue should begin to decline, although the actual expenditures are expected to increase, as the Company begins to experience a greater return on its investment in personnel and products.

Depreciation and Amortization

     Total depreciation and amortization increased $4.9 million, from $6.3 million for the three months ended March 31, 1998 to $11.2 million for the three months ended March 31, 1999. Retail Services accounted for $2.7 million of the increase, which was primarily related to the installation of new central office and other telecommunications equipment. Carriers' Carrier Services operations accounted for $2.2 million of the increase, primarily attributable to network expansion. The Company expects depreciation and amortization expense to continue to increase through the remainder of 1999 as the Company adds new switches and network facilities as it expands into new markets.

Interest Expense

     Total interest expense increased $3.0 million, from $7.5 million for the three months ended March 31, 1998 to $10.5 million for the three months ended March 31, 1999. The increase in interest expense is due primarily to interest on the Company's 8 7/8% Senior Notes (issued March 1998) and 9 3/4% Senior Notes (issued November 1998). The Company expects interest expense to increase during the remainder of 1999 due to interest on the 8 7/8% Senior Notes, the 9 3/4% Senior Notes and the 4 1/2% Convertible Subordinated Notes (issued May 1999).

Interest Income

     Total interest income decreased from $2.8 million for the three months ended March 31, 1998 to $2.4 million for the three months ended March 31, 1999, as a result of a decrease in short term investments as the Company expended funds for network facilities.

Other Income (Expense)

     In March 1998, upon receipt of the proceeds from the 8 7/8% Senior Notes, the Company reclassified its interest rate swap from a hedge of an anticipated transaction to a trading security resulting in a non-cash charge against earnings of approximately $2.5 million. This change in classification required ITC/\DeltaCom to record the interest rate swap agreement on the consolidated balance sheet at fair market value. The interest rate swap is marked to market on a monthly basis. For the three months ended March 31, 1999 and 1998, the Company recognized income (expense) from the mark to market of the interest rate swap of approximately $200,000 and $(2.3) million, respectively.

Extraordinary Loss

     ITC/\DeltaCom recorded a pre-tax loss of $10.6 million, or $8.4 million after tax, related to the redemption of $70 million of its 11% Senior Notes. The extraordinary loss consisted of a $7.7 million redemption premium and a $2.9 million write-off of related debt issuance costs.

EBITDA, as adjusted

     EBITDA, as adjusted, decreased $300,000, from $6.3 million for the three months ended March 31, 1998 to $6.0 million for the three months ended March 31, 1999. EBITDA, as adjusted, attributable to Retail Services for the three months ended March 31, 1999 was $(2.7) million compared to $(100,000) for the three months ended March 31, 1998. EBITDA, as adjusted, attributable to Retail Services decreased from (0.5)% of revenues for the three months ended March 31, 1998 to (7.5)% of revenues for the three months ended March 31, 1999. The decrease in EBITDA, as adjusted, for the Retail Services was mainly attributable to the Company's increase in its local resale product, which generally has lower margins, and the addition of new personnel. EBITDA, as adjusted, attributable to Carriers' Carrier Services increased $2.3 million during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998. The increase in EBITDA, as adjusted, for the Carriers' Carrier segment was primarily attributable to the increased demand for bandwidth, partially offset by a migration of some customers to current market rates. The Company expects EBITDA, as adjusted, to increase during the remainder of 1999 as the Company migrates more of its new and existing traffic onto its own facilities and as certain of its markets mature.

Liquidity and Capital Resources

     The Company generated net cash from operating activities of $(3.8) million and $9.7 million for the three months ended March 31, 1999 and 1998, respectively. Changes in working capital were $(2.4) million and $10.5 million for the three months ended March 31, 1999 and 1998, respectively. The change for the three months ended March 31, 1999 resulted primarily from a decrease in accounts payable, unearned revenue and other accrued liabilities and an increase in accounts receivable, inventory, and prepaid expense, partially offset by an increase in accrued interest. For the three months ended March 31, 1998, such changes were primarily due to an increase in accrued interest, accounts payable, unearned revenue, and accrued liabilities, partially offset by an increase in accounts receivable, inventory and prepaid expenses.

     Cash used in investing activities was $29.6 million and $23.0 million for the three months ended March 31, 1999 and 1998, respectively. The cash used in investing activities in the three months ended March 31, 1999 and 1998 was primarily for the funding of capital expenditures. The Company made capital expenditures of $29.3 million and $22.0 million for the three months ended March 31, 1999 and 1998, respectively. Of the capital expenditures made during the three months ended March 31, 1999, $15.0 million related to Retail Services and $14.3 million related to Carriers' Carrier Services. Of the $22.0 million of capital expenditures made during the three months ended March 31, 1998, $13.0 million related to Retail Services and $9.0 million related to Carriers' Carrier Services. The increase in cash used in investing activities results from of the Company's commitment to expand its existing network and facilities as it implements its business plan.

     Cash provided by financing activities was $554,000 and $155.6 million for the three months ended March 31, 1999 and 1998, respectively. Cash provided by financing activities for the three months ended March 31, 1999 consisted primarily of proceeds from the exercise of common stock options. For the three months ended March 31, 1998, cash provided by financing activities consisted primarily of net proceeds of $155.2 million from the sale of the 8 7/8% Senior Notes.

     At March 31, 1999, the Company had entered into agreements with vendors to purchase approximately $33.9 million of equipment and services, and for the three months ended March 31, 1999, had made capital expenditures of $29.3 million. The Company currently estimates that its aggregate capital requirements through 2000 will total approximately $250.0 to $300.0 million (inclusive of the $33.9 million in commitments as of March 31, 1999). The Company expects to make substantial capital expenditures thereafter. Capital expenditures through 2000 will be primarily for the following: (i) accelerated expansion of the Company's fiber optic network in Texas, including Austin and San Antonio, and in Tennessee, including Memphis, Nashville, Chattanooga and Knoxville; (ii) continued development and construction of its fiber optic network (including transmission equipment); (iii) continued addition of facilities-based local telephone service to its bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment; (iv) continued addition of switching capacity, electrical equipment and additional collocation space in connection with the expansion of ITC/\DeltaCom's ISP local telecommunications services; (v) market expansion and
(vi) infrastructure enhancements, principally for information systems. The actual amount and timing of the Company's capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities), or in the event the Company decides to make acquisitions or enter into joint ventures and strategic alliances, in the Company's industry.

     On April 15, 1999, the Company announced the signing of a definitive agreement to merge with AvData Systems, Inc. ("AvData"), a privately owned data network management solutions provider based in Atlanta, Georgia. As consideration for the merger, the Company expects to pay approximately $28.6 million in common stock to the owners of AvData, subject to certain adjustments, including up to an additional $10 million in common stock if certain performance objectives are met. This transaction is expected to close in the second quarter of 1999.

     On May 12, 1999, the Company completed an underwritten public offering and sale of 6,037,500 shares of its common stock, yielding net proceeds to the Company of approximately $120.9 million. The Company intends to use the net proceeds from this offering (i) to fund an accelerated market expansion of the Company's telecommunications business, including expansion of the Company's fiber optic network, expansion of the Company's Internet service provider ("ISP") local telecommunications services and the opening of new sales offices and (ii) for additional working capital and other general corporate purposes.

     On May 12, 1999, the Company completed a private offering and sale of $100 million aggregate principal amount of its 4 1/2% Convertible Subordinated Notes due 2006, yielding net proceeds to the Company of approximately $97.0 million. The 4 1/2% Convertible Subordinated Notes bear interest at an annual rate of 4 1/2% payable each May 15 and November 15 beginning November 15, 1999. These notes are unsecured general obligations of the Company and are convertible into common stock at any time after 90 days following the original issuance of the notes, at a conversion price of $26.67 per share, subject to adjustment in certain events. The Company may redeem the notes or the notes may become nonconvertible under certain circumstances before May 17, 2002. The Company intends to use the net proceeds from this private offering (i) to fund an accelerated expansion of the Company's fiber optic network and (ii) to purchase switching equipment, inventory and other electronics and network assets related to the Company's fiber optic network and to its provision of primary rate interface connectivity to ISPs.

     In May 1999, the Company amended its secured revolving credit facility with NationsBank, N.A. to permit (i) the merger with AvData, (ii) the issuance of the common stock in the May 1999 common stock offering and (iii) the issuance of and payment of interest on the 4 1/2% Convertible Subordinated Notes, the redemption of those notes and the issuance of common stock upon conversion of those notes. No amounts are outstanding under the credit facility.

     As of March 31, 1999, the Company had $151.3 million of cash and cash equivalents excluding restricted investments. The Company believes that proceeds from the May 1999 common stock offering, proceeds from the May 1999 convertible subordinated notes offering, cash on hand, cash flow from operations and borrowings expected to be available under the Company's secured revolving credit facility (the "Credit Facility"), subject to compliance with applicable covenants, will provide sufficient funds to enable the Company to expand its business as currently planned. In the event that the Company's plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund the Company's currently planned growth and operations. In addition, if the Company successfully completes any acquisitions, the Company may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. There can be no assurance that the Company will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to the Company. Inability to generate or obtain sufficient funds would result in delay or abandonment of some or all of the Company's development and expansion plans, which could have a material adverse effect on the Company.

     Although the Company's liquidity has improved, the Company's level of indebtedness and debt service obligations significantly increased as a result of the Company's issuance of the 11% Senior Notes, the 8 7/8% Senior Notes, the 9 3/4% Senior Notes, and the 4 1/2% Convertible Subordinated Notes. The successful implementation of the Company's strategy, including expansion of its network and obtaining and retaining a significant number of customers, and significant and sustained growth in the Company's cash flow are necessary for the Company to be able to meet its debt service requirements. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to improve its earnings before fixed charges, or to meet its debt service obligations and working capital requirements. The ability of the Company to meet its obligations will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors.

YEAR 2000

The Year 2000 Issue.  The Year 2000 issue is the result of a computer
--------------------
programming practice first utilized during the 1960s when storage space was very expensive and processing capability was limited. By shortening the year portion of date field entries to two digits rather than four, programmers could save valuable storage space and increase data processing speeds. This method of date entry became the standard method for programmers for mainframes, personal computers, and hardware, including processor chips. Because of this programming convention, software, hardware, or firmware may recognize a date field using ''00'' as the year 1900 rather than the year 2000. If left uncorrected, this could possibly result in system failures, miscalculations, or errors causing disruptions in software-dependent operations.

ITC/\DeltaCom's Program.  ITC/\DeltaCom has undertaken a comprehensive program
------------------------
to address the Year 2000 issue with respect to the following:

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

     To date, ITC/\DeltaCom has received and analyzed responses from substantially all of its major vendors and service providers. ITC/\DeltaCom has also received responses from approximately one-half of its customers to which inquiries were sent. The responses received included ITC/\DeltaCom's major Carrier's Carrier and Retail Services customers.

     Based upon the responses received to date, and assuming contradictory responses are not received in the future from the third parties who have been solicited, ITC/\DeltaCom believes that its third party computer operating systems dedicated to ITC/\DeltaCom's customer service, call detail records and billing systems and its Nortel and Ascend system switches are now Year 2000 compliant. ITC/\DeltaCom is in the process of investigating, and intends to closely monitor, the Year 2000 readiness of the three public utilities that own and operate approximately 3,650 miles of ITC/\DeltaCom's approximately 7,800-mile fiber optic network. Two of these utilities have indicated that they intend to be Year 2000 compliant by year-end and one has stated that its goal is to be compliant by mid-1999. ITC/\DeltaCom has been informed by the financial institutions that provide services to ITC/\DeltaCom that they each have undertaken Year 2000 programs and expect to be Year 2000 compliant. ITC/\DeltaCom's two largest Carrier's Carrier customers, which together represented approximately 10% of ITC/\DeltaCom's consolidated revenues for the three months ended March 31, 1999, have responded that they are on target to have mission-critical systems Year 2000 compliant by the end of the first quarter of 1999 in one instance, and by the end of the second quarter of 1999 in the other instance. Of ITC/\DeltaCom's five largest Retail Services customers, which represented an aggregate of approximately 12% of ITC/\DeltaCom's consolidated revenues for the three months ended March 31, 1999, four have either informed ITC/\DeltaCom or made public disclosures that their mission-critical systems are now Year 2000 compliant.

Remediation and Testing.  Based upon the results of ITC/\DeltaCom's assessment
-----------------------
efforts, ITC/\ DeltaCom conducted remediation and testing of the at-risk systems identified by the assessment. The activities conducted during this phase were intended to affirmatively address potential Year 2000 problems in ITC/\DeltaCom-developed computer software in its information technology and non-information technology systems, and then demonstrate that the remediation was effective when the system is used within normal operating parameters. In this phase, ITC/\DeltaCom first evaluated a program application and, if a potential Year 2000 problem was identified, steps were taken to remediate the problem, and the application was then individually tested to confirm that the remediating changes were effective and did not adversely affect the functionality of that application. Similar remediation and testing was undertaken with respect to the hardware and other equipment that operates or is operated by the software.
After the individual applications and system components were remediated and tested, integrated testing was conducted to demonstrate functional integrated systems operation.

     ITC/\DeltaCom has completed the remediation and testing of its internally developed code and the systems that operate and are operated by such software, and ITC/\DeltaCom has placed the remediated systems and software into production.

     After ITC/\DeltaCom completed the internally developed code remediation, it arranged to conduct laboratory-simulated integrated systems testing in an effort to demonstrate Year 2000 compliance of its integrated telecommunications systems as they interface with external systems and the equipment of major vendors, third party network providers, other material service providers and customers. This testing effort covers ITC/\DeltaCom's essential network configurations and integration configurations with the most common network components which are utilized by customers and other third parties who interconnect with ITC/\DeltaCom's network. As of March 31, 1999, ITC/\DeltaCom had completed approximately 65% of the integrated systems testing process. No Year 2000 related failure or errors have been experienced in testing thus far. ITC/\DeltaCom expects the integrated systems testing will be completed by June 30, 1999.

Contingency Plans.  ITC/\DeltaCom continues to develop contingency plans to
------------------
handle its most reasonably likely worst case Year 2000 scenarios. ITC/\DeltaCom anticipates that the bulk of its contingency planning will primarily address potential year 2000 problems due to failures to remediate major systems successfully, and the potential failure of ITC/\DeltaCom's interconnecting carriers' and vendors' Year 2000 remediation efforts.

ITC/\DeltaCom expects to complete preparation of its contingency plans by the end of the third quarter of 1999. These contingency plans will continue to be refined and updated through the end of 1999 based upon, among other things, responses from third party inquiries. A failure to meet this target could materially impact ITC/\DeltaCom's operations.

Program Execution and Oversight.  ITC/\DeltaCom has established a Year 2000
--------------------------------
project office, and ITC/\DeltaCom's executive management reviews ITC/\DeltaCom's progress on Year 2000 efforts on a monthly basis. The board of directors has designated the Year 2000 oversight role to the Board's Audit Committee, and that Committee receives periodic updates and progress reports on ITC/\DeltaCom's Year 2000 preparations.

     To execute its Year 2000 program, ITC/\DeltaCom is utilizing both internal and external resources to identify, correct, reprogram, and test its systems for Year 2000 compliance. ITC/\DeltaCom's use of internal resources to achieve the aims of its Year 2000 program has not had a material adverse effect on its ability to develop new products and services or to maintain and upgrade, if necessary, its existing products and services. ITC/\DeltaCom's use of external resources to achieve the aims of its Year 2000 program has not had a material adverse effect on ITC/\DeltaCom's operations or earnings.

Costs Related to the Year 2000 Issue.  ITC/\DeltaCom has incurred, and expects
-------------------------------------
to incur in the future, internal labor as well as consulting and other expenses necessary to prepare its systems for the year 2000. Through the end of 1998, ITC/\DeltaCom incurred approximately $1.1 million in external costs for its Year 2000 program. ITC/\DeltaCom incurred approximately $350,000 during the three months ended March 31, 1999 and currently estimates that it will incur external expenses during 1999 to complete its Year 2000 compliance work, which are not expected to exceed approximately $1 million (inclusive of the $350,000 incurred during the three months ended March 31, 1999). These costs, which may vary from the estimates, have been, and will continue to be, expensed as incurred.

Risks Related to the Year 2000 Issue.  ITC/\DeltaCom is implementing a detailed
-------------------------------------
process to minimize the possibility of service interruptions or adverse effects related to the Year 2000 issue. Although ITC/\DeltaCom's Year 2000 efforts are intended to minimize the potential adverse effects of the Year 2000 issue on ITC/\DeltaCom's business and operations, the actual effects of the issue cannot and will not be known until the Year 2000. Failure by ITC/\DeltaCom and/or its major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner (insofar as they relate to ITC/\DeltaCom's business) could have a material adverse effect on ITC/\DeltaCom's business, results of operations, and financial condition.

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

Effects of Accounting Standards

     Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on accounting for the costs of computer software developed or obtained for internal use and was adopted January 1, 1999, with no material impact on the consolidated financial statements.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     ITC/\DeltaCom is exposed to interest rate risk related to its interest rate swap agreement and its borrowings under the Credit Facility. There were no borrowings outstanding under the Credit Facility as of March 31, 1999. Additionally, ITC/\DeltaCom is exposed to fair value risk related to its fixed-rate, long-term debt. ITC/\DeltaCom's market risk sensitive instruments do not subject ITC/\DeltaCom to material market risk exposures.



                                    PART II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         1.1 Placement Agreement, dated May 6, 1999, by and between ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, for itself and the other several Placement Agents named therein.

         4.1 Registration Rights Agreement, dated as of May 12, 1999, by and among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp. and NationsBanc Montgomery Securities LLC.

         4.2 Indenture dated as of May 12, 1999, between ITC/\DeltaCom, Inc. and U.S. Trust, Company of Texas, N.A., a national banking corporation, as trustee.

         4.3 Form of Global Note relating to the 4 1/2% Convertible Subordinated Notes due 2006 (contained in Indenture filed as
                  Exhibit 4.2).

  10.77.6 Third Amendment, dated as of the 6th day of May, 1999, to the First Amended and Restated Credit Agreement among Interstate FiberNet, Inc., the Lenders (as defined therein) and NationsBank, N.A., successor by merger to NationsBank of Texas, N.A., a national banking association, as Administrative Lender for itself and the Lenders.

  27.1      Financial Data Schedule

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ITC/\DELTACOM, INC.
                                    -------------------
                                    (Registrant)



Date:  May 17, 1999                 By:  /s/  Foster O. McDonald
                                         -----------------------
                                         Foster O. McDonald
                                         President



Date:  May 17, 1999                 By:  /s/  Douglas A. Shumate
                                         -----------------------
                                         Douglas A. Shumate
                                         Senior Vice President and
                                         Chief Financial Officer