Form 10-Q
period 1999-06-30
ITC DELTACOM INC
filed 1999-08-13
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number  0-23253

                              ITC/\DELTACOM, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Delaware                                            58-2301135
-------------------------------                       ----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number)


1791 O.G. Skinner Drive, West Point, GA                       31833
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (706) 385-8000
                                                   --------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X             No
                                        ________            ________


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Outstanding at August 10, 1999
                                     ------------------------------

Common Stock at $.01 par value               58,923,072 Shares

                                    PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                             -----------  ------------
                                                             (Unaudited)
                        ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................    $341,220       $184,167
Restricted assets..........................................      13,491         14,300
Accounts receivable:
 Customer, net of allowance for uncollectible accounts of
  $1,582 and $1,260 in 1999 and 1998, respectively.........      38,512         34,219
 Affiliate.................................................       3,412          3,307
Inventory..................................................       2,157          1,635
Prepaid expenses...........................................       1,453            591
Federal income tax receivables.............................       3,939          3,939
                                                               --------       --------
   Total current assets....................................     404,184        242,158
                                                               --------       --------

PROPERTY, PLANT AND EQUIPMENT, net.........................     306,276        262,050
                                                               --------       --------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
 $7,594 and $6,303 in 1999 and 1998, respectively..........      61,869         63,160
Restricted assets..........................................           0          5,735
Other long-term assets.....................................      16,531         14,414
                                                               --------       --------
    Total other long-term assets...........................      78,400         83,309
                                                               --------       --------

   Total assets............................................    $788,860       $587,517
                                                               ========       ========


                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              JUNE 30,    DECEMBER 31,
                                                                1999          1998
                                                             -----------  ------------
                                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable:
   Trade.................................................    $ 13,701       $ 12,810
   Construction..........................................      12,274          7,233
Accrued interest.........................................       8,358          8,049
Accrued compensation.....................................       2,725          2,998
Unearned revenue.........................................      10,673         11,457
Other accrued liabilities................................       8,014          8,418
Current portion of long-term debt and
 capital lease obligations...............................       1,069          1,075
                                                             --------       --------
          Total current liabilities......................      56,814         52,040
                                                             --------       --------

LONG-TERM LIABILITIES:
Deferred income taxes....................................         512            418
Long-term debt and capital lease obligations.............     516,517        416,859
                                                             --------       --------
          Total long-term liabilities....................     517,029        417,277
                                                             --------       --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; $7.40 liquidation
 preference; 5,000,000 shares authorized; 1,480,771
 shares issued and outstanding in 1999 and 1998..........          15             15
Common Stock, $.01 par value; 90,000,000 shares
 authorized; 58,117,236 and 51,339,838 shares issued
 and outstanding in 1999 and 1998, respectively..........         581            513
Additional paid-in-capital...............................     289,720        167,023
Accumulated deficit......................................     (75,299)       (49,351)
                                                             --------       --------
          Total stockholders' equity.....................     215,017        118,200
                                                             --------       --------

          Total liabilities and stockholders' equity.....    $788,860       $587,517
                                                             ========       ========

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (In thousands, except share data)

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                    -----------------------------  ---------------------------
                                                         1999           1998           1999           1998
                                                    --------------  -------------  -------------  ------------

Operating revenues................................    $    57,376    $    40,852    $   110,410   $    77,546
Cost of services..................................         28,259         19,261         55,020        36,134
                                                      -----------    -----------    -----------   -----------

Gross margin......................................         29,117         21,591         55,390        41,412
                                                      -----------    -----------    -----------   -----------

Operating expenses:
   Selling, operations and administration.........         22,112         15,471         42,380        29,038
   Depreciation and amortization..................         12,310          6,922         23,478        13,243
                                                      -----------    -----------    -----------   -----------

   Total operating expenses.......................         34,422         22,393         65,858        42,281
                                                      -----------    -----------    -----------   -----------

Operating loss....................................         (5,305)          (802)       (10,468)         (869)
                                                      -----------    -----------    -----------   -----------

Other income (expense):
   Interest expense...............................        (11,131)        (7,939)       (21,594)      (15,438)
   Interest income................................          3,290          2,520          5,679         5,354
   Other income (expense), net....................            304             66            529        (2,225)
                                                      -----------    -----------    -----------   -----------

   Total other expense, net.......................         (7,537)        (5,353)       (15,386)      (12,309)
                                                      -----------    -----------    -----------   -----------

Loss before income taxes and
   extraordinary item.............................        (12,842)        (6,155)       (25,854)      (13,178)
Income tax expense (benefit)......................             94         (1,307)            94        (3,695)
                                                      -----------    -----------    -----------   -----------


Loss before extraordinary item                            (12,936)        (4,848)       (25,948)       (9,483)
Extraordinary item--loss on early extinguishment
   of debt (less related income tax benefit of
   $2,133 in 1998)................................              -              -              -        (8,436)
                                                      -----------    -----------    -----------   -----------

Net loss..........................................    $   (12,936)   $    (4,848)   $   (25,948)  $   (17,919)
                                                      ===========    ===========    ===========   ===========

Basic and diluted net loss per common share:
   Before extraordinary item......................         $(0.23)        $(0.10)        $(0.49)  $     (0.19)
   Extraordinary item.............................              -              -              -         (0.16)
                                                      -----------    -----------    -----------   -----------
   Net loss.......................................         $(0.23)        $(0.10)        $(0.49)  $     (0.35)
                                                      ===========    ===========    ===========   ===========

Basic and diluted weighted average common
   shares outstanding.............................     55,192,631     50,944,486     53,359,820    50,664,332
                                                      ===========    ===========    ===========   ===========


 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                             1999           1998
                                                                          ----------     ----------
Cash flows from operating activities:
   Net loss..........................................................     $(25,948)      $(17,919)
                                                                          --------       --------
   Adjustments to reconcile net loss to net cash (used in)
      provided by operating activities:
      Depreciation and amortization..................................       23,478         13,243
      Amortization of bond issue costs...............................          985            757
      Deferred income taxes..........................................           94         (6,532)
      Extraordinary item--loss on early extinguishment of
         debt........................................................            0         10,569
        Changes in current operating assets and liabilities:
        Accounts receivable, net.....................................       (4,398)        (3,630)
        Inventory....................................................         (522)          (714)
        Prepaid expenses.............................................         (862)          (526)
        Income tax receivable from ITC Holding.......................            0          1,887
        Accounts payable.............................................          891           (471)
        Accrued interest.............................................          309          4,111
        Unearned revenue.............................................         (784)         1,328
        Accrued compensation and other accrued liabilities...........         (677)         2,748
                                                                          --------       --------
             Total adjustments.......................................       18,514         22,770
                                                                          --------       --------
             Net cash (used in) provided by operating activities.....       (7,434)         4,851
                                                                          --------       --------

Cash flows from investing activities:
   Capital expenditures..............................................      (66,616)       (45,583)
   Change in accrued construction costs..............................        5,041         (3,710)
   Change in restricted assets.......................................        6,544         24,085
   Other.............................................................           29           (385)
                                                                          --------       --------
             Net cash used in investing activities...................      (55,002)       (25,593)
                                                                          --------       --------

Cash flows from financing activities:
   Proceeds from issuance of 4 1/2% Notes, net of issuance costs.....       97,029              -
   Proceeds from issuance of 8 7/8% Senior Notes,
      net of issuance costs..........................................            -        155,170
   Repayment of 11% Senior Notes.....................................            -        (70,000)
   Premium paid on early retirement of 11% Senior Notes..............            -         (7,700)
   Repayment of debt assumed in IT Group
      Communications acquisition.....................................            -           (760)
   Repayment of other long-term debt and
      capital lease obligations......................................         (300)          (171)
   Proceeds from issuance of common stock, net of offering expenses..      120,929              -
   Proceeds from exercise of common stock options....................        1,763            974
   Other.............................................................           68           (154)
                                                                          --------       --------
            Net cash provided by financing activities................      219,489         77,359
                                                                          --------       --------

 The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                        Six Months Ended June 30,
                                                        -------------------------
                                                           1999           1998
                                                        ----------     ----------
Increase in cash and cash equivalents.............       $157,053       $ 56,617

Cash and cash equivalents at beginning of period..        184,167         94,374
                                                         --------       --------

Cash and cash equivalents at end of period........       $341,220       $150,991
                                                         ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest............................        $21,005       $10,528
                                                          =======       =======

Cash paid (refunds received) for income taxes,
net...............................................        $    68       $(1,674)
                                                          =======       =======

NONCASH TRANSACTIONS:

IT Group acquisition:
   Note payable and capital lease
    obligation assumed............................        $     0       $   974
                                                          =======       =======

   Issuance of common stock.......................        $     0       $ 2,793
                                                          =======       =======



 The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION, NATURE OF BUSINESS, AND BASIS OF PRESENTATION

     Organization

     ITC/\DeltaCom, Inc. was incorporated on March 24, 1997 under the laws of the State of Delaware, as a wholly-owned subsidiary of ITC Holding Company, Inc., to acquire and operate selected wholly owned subsidiaries of ITC Holding. On July 25, 1997, upon receipt of regulatory approvals and other consents, ITC Holding completed the reorganization of the subsidiaries that became wholly owned by ITC/\DeltaCom.

     Effective October 20, 1997, as part of a further reorganization of ITC Holding, ITC Holding transferred all of its assets, other than stock in ITC/\DeltaCom, and all of its liabilities to another entity and then merged with
and into ITC/\DeltaCom.   ITC/\DeltaCom was the surviving corporation in the
merger.

     Nature of Business

     ITC/\DeltaCom is a full service provider of integrated voice and data telecommunications services on a retail basis to mid-sized and major regional businesses in the southern United States. These services, which are called its "retail services," include:

 .    local exchange telephone services;
 .    long distance services;
 .    calling card and operator services;
 .    Asynchronous Transfer Mode, or ATM, frame relay and high capacity broadband private line services;
 .    Internet, Intranet, web page hosting and development services;
 .    primary rate interface connectivity and collocation services to Internet service providers, or "ISPs";
 .    customer premise equipment sale, installation and repair; and
 .    enhanced services, including conference calling, fax broadcasting and pre-paid calling cards.

     ITC/\DeltaCom is also a leading regional provider of wholesale long-haul services to other telecommunications companies, which means it sells capacity on its network to, and switches and transports telecommunications traffic for, these companies. These wholesale long haul services are referred to as ITC/\DeltaCom's "carriers' carrier services."

     In connection with these businesses, ITC/\DeltaCom owns, operates and manages an extensive fiber optic network in the southern United States.

     Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and have been prepared by us according to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included, and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in ITC/\DeltaCom's Annual Report on Form 10-K, as filed with the SEC on March 25, 1999 and as amended by ITC/\DeltaCom's Form 10-K/A filed with the SEC on April 30, 1999 (File No. 0-23252).

2.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations at June 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                            June 30,      December 31,
                                                             1999             1998
                                                        -----------       -----------
4 1/2% Notes                                            $   100,000       $         0

11% Senior Notes                                            130,000           130,000

8 7/8% Senior Notes                                         159,861           159,853

9 3/4% Senior Notes                                         125,000           125,000

Capital lease obligations at varying interest rates,
maturing through June 2006                                    2,329             2,643

Other                                                           396               438
                                                           --------          --------

Total long-term debt and capital lease obligations          517,586           417,934
Less current maturities                                      (1,069)           (1,075)
                                                           --------          --------

Total                                                      $516,517          $416,859
                                                           ========          ========

     On May 12, 1999, ITC/\DeltaCom completed a private offering and sale of $100 million aggregate principal amount of its 4 1/2% Convertible Subordinated Notes due May 15, 2006 (the "Notes"), yielding net proceeds to ITC/\DeltaCom of approximately $97.0 million. The Notes bear interest at an annual rate of 4 1/2% payable each May 15 and November 15 beginning November 15, 1999. The Notes are unsecured general obligations of ITC/\DeltaCom and are convertible into common stock at any time after August 10, 1999, at a conversion price of $26.67 per share, subject to adjustment in certain events. ITC/\DeltaCom may redeem the Notes or make the Notes nonconvertible under certain circumstances before May 17, 2002. ITC/\DeltaCom intends to use the net proceeds from this private offering primarily (1) to fund an accelerated expansion of its fiber optic network and (2) to purchase switching equipment, inventory and other electronics and network assets related to its fiber optic network and to its provision of primary rate interface connectivity to ISPs.

     In May 1999, ITC/\DeltaCom amended its secured revolving credit facility with NationsBank, N.A. to permit (1) the merger with AvData (see Note 7), (2) the issuance of the common stock in the May 1999 common stock offering (see Note
3) and (3) the issuance of and payment of interest on the Notes, the redemption of the Notes and the issuance of common stock upon conversion of the Notes.

3.   EQUITY INTERESTS

     Public Offering of Common Stock

     On May 12, 1999, ITC/\DeltaCom completed an underwritten public offering and sale of 6,037,500 shares of its common stock, yielding net proceeds to ITC/\DeltaCom of approximately $120.9 million. ITC/\DeltaCom intends to use the net proceeds from this offering (1) to fund an accelerated market expansion of its telecommunications business, including expansion of its fiber optic network, expansion of its ISP local telecommunications services and the opening of new sales offices, and (2) for additional working capital and other general corporate purposes.

     Amendment to Employee Stock Option Plan

     On May 13, 1999, ITC/\DeltaCom's stockholders approved an increase in the number of options authorized to be granted under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan from 4,815,000 to 7,815,000.

4.   COMMITMENTS AND CONTINGENCIES

     At June 30, 1999, ITC/\DeltaCom had entered into agreements with vendors to purchase approximately $40.3 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

5.   ACQUISITION

     On May 28, 1999, ITC/\DeltaCom signed a letter of intent to purchase the business assets of Scientific Telecommunications, Inc., ("SciTel") a privately owned telecommunications equipment provider headquartered in Greenwood, Mississippi. As consideration for the asset purchase, ITC/\DeltaCom expects to pay approximately $2.0 million in common stock to the owners of SciTel. The transaction is expected to close in the third quarter of 1999.

6.   SEGMENT REPORTING

     As discussed in Note 1, ITC/\DeltaCom operates in two business segments:
retail services and carriers' carrier services.   ITC/\DeltaCom also has a
corporate segment which has no operations. Identifiable assets of the corporate segment include $123.7 million of cash and cash equivalents, $4.2 million other current assets and $14.4 million other non-current assets. Summarized financial data by business segment as of and for the six months ended June 30, 1999 and 1998 are as follows (in thousands):

                                                                               1999
                                                           ---------------------------------------------
                                                           Carriers'
                                                            Carrier    Retail    Corporate
                                                            Segment    Segment    Segment   Consolidated
                                                           ---------  ---------  ---------  ------------
Operating revenues.......................................   $ 34,629   $ 75,781   $      0      $110,410
Gross margin.............................................     29,219     26,171          0        55,390
Selling, operations, and administration..................     10,553     31,827          0        42,380
Depreciation and amortization............................     13,049     10,388         41        23,478
Other income, net........................................                                          6,208
Interest expense.........................................                                         21,594
                                                                                                --------
Loss before income taxes and extraordinary item..........                                       $ 25,854
                                                                                                ========
Identifiable assets......................................   $426,102   $220,456   $142,302      $788,860
                                                            ========   ========   ========      ========
Capital expenditures, net................................   $ 27,865   $ 33,710   $      0      $ 61,575
                                                            ========   ========   ========      ========

                                                                            1998
                                                      -----------------------------------------------
                                                        Carriers'
                                                         Carrier    Retail    Corporate
                                                         Segment    Segment    Segment   Consolidated
                                                        ---------  ---------  ---------  ------------
Operating revenues....................................   $ 23,370   $ 54,176     $    0      $ 77,546
Gross margin..........................................     20,335     21,077          0        41,412
Selling, operations, and administration...............      7,070     21,968          0        29,038
Depreciation and amortization.........................      8,711      4,491         41        13,243
Other income, net.....................................                                          3,129
Interest expense......................................                                         15,438
                                                                                             --------
Loss before income taxes and extraordinary item.......                                       $ 13,178
                                                                                             ========
Identifiable assets...................................   $308,346   $142,020     $9,854      $460,220
                                                         ========   ========     ======      ========
Capital expenditures, net.............................   $ 19,684   $ 29,609     $    0      $ 49,293
                                                         ========   ========     ======      ========

7.   SUBSEQUENT EVENT

     On July 8, 1999, ITC/\DeltaCom completed its merger with AvData Systems, Inc. ("AvData"), a privately owned data network management solutions provider in Atlanta, Georgia. ITC/\DeltaCom issued 983,511 shares of common stock to consummate the merger, of which 171,898 shares are being held by a trustee in a two-year escrow to protect against certain contingencies. The transaction is subject to an earnout, which, if certain performance objectives are met, could require ITC/\DeltaCom to issue up to an additional 336,730 shares of common stock in 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. In addition, members of ITC/\DeltaCom's senior management may, from time to time, make forward-looking statements concerning ITC/\DeltaCom's operations, performance and other developments. ITC/\DeltaCom's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors. The following analysis should be read in conjunction with ITC/\DeltaCom's Annual Report on Form 10-K and the financial statements and related notes thereto. ITC/\DeltaCom has included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in the company's industry. EBITDA, as adjusted, represents earnings before extraordinary item, net interest, other income (expense), income taxes, depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.

     Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to the nearest decimal point and all dollar amounts less than $1 million have been rounded to the nearest thousand.


Overview

     We are a full service provider of integrated voice and data telecommunications services on a retail basis to mid-size and major regional businesses in the southern United States and we are a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own, operate and manage an extensive fiber optic network in the southern United States. We had revenues of $57.4 million and $40.9 million for the three months ended June 30, 1999 and 1998, respectively, and $110.4 million and $77.5 million for the six months ended June 30, 1999 and 1998, respectively.

     We provide our wholesale long-haul services, which we refer to as our "carriers' carrier services," to other telecommunications carriers, including AT&T, MCI WorldCom, Sprint, Cable & Wireless, Qwest, Frontier and IXC. Our carriers' carrier services business generated revenues of $18.2 million and $12.3 million for the three months ended June 30, 1999 and 1998, respectively, and $34.6 million and $23.4 million for the six months ended June 30, 1999 and 1998, respectively.

     We also are a full service provider of integrated retail telecommunications services to mid-sized and major regional businesses in a bundled package tailored to the business customer's specific needs. These retail services include:

 .    local exchange telephone services;
 .    long distance services;
 .    calling card and operator services;
 .    Asynchronous Transfer Mode, or ATM, frame relay and high capacity broadband private line services;
 .    Internet, Intranet, web page hosting and development services;
 .    primary rate interface connectivity and collocation services to Internet service providers;
 .    customer premise equipment sale, installation and repair; and
 .    enhanced services, including conference calling, fax broadcasting and pre-paid calling cards.

     As of June 30, 1999, we provided retail services to approximately 11,250 business customers in 26 metropolitan areas and had sold approximately 74,400 access lines, of which approximately 56,000 had been installed. The implementation backlog was attributable primarily to ISP service installation delays, brought about by both customer installation delays and incumbent local carrier capacity constraints in some markets. We expect service installation issues to be substantially resolved in the third quarter of 1999. We intend to provide a full range of retail services in a total of approximately 42 metropolitan areas throughout the southern United

States over the next two years. Our retail services business generated revenue of $39.2 million and $28.6 million for the three months ended June 30, 1999 and 1998, respectively, and $75.8 million and $54.2 million for the six months ended June 30, 1999 and 1998, respectively.

     At June 30, 1999, our fiber optic network reached over 90 points of presence, or "POPs," in the following 11 southern states: Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, Texas and Virginia. Our network extended approximately 8,100 route miles at that date, of which approximately 4,400 miles are owned by us and approximately 3,700 miles are owned and operated principally by three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, and managed and marketed by us. We expect to add approximately 500 owned and operated route miles to our fiber network by the end of 1999 and an additional 1,000 to 1,500 route miles by the end of 2000 through a combination of construction and long-term dark fiber leases. At June 30, 1999, our network included seven Nortel DMS-500 and one Nortel DMS-250 voice switches, nineteen Ascend 9000 frame relay switches and ten ATM switches. In addition, we had completed physical collocation of switching equipment in 36 BellSouth markets.

     During the three months ended June 30, 1999, our operational highlights included the following:

 .    we signed a letter of intent to purchase the business assets of Scientific
     Telecommunications, Inc., headquartered in Greenwood, Mississippi, expanding our product bundle and customer base in Mississippi;

 .    we completed a public offering of 6,037,500 shares of common stock generating net proceeds of approximately $120.9 million;

 .    we completed a private offering of $100 million aggregate principle amount of 4 1/2% Convertible Subordinated Notes due 2006, generating net proceeds of approximately $97.0 million;

 .    we completed the addition of approximately 300 route miles of new fiber network, increasing the total network to approximately 8,100 route miles;

 .    network enhancements continued with the addition of a Nortel DMS500 switch in Greensboro, North Carolina, as well as four frame relay switches and three ATM switches located throughout the network; and

 .    we opened branch offices in Tampa and Ft. Lauderdale, Florida, and
     Greensboro, North Carolina.

     Pursuant to our interconnection agreement with BellSouth Telecommunications, Inc., we continued to bill BellSouth during the first six months of 1999 for reciprocal interconnection charges related to our provision of facilities-based local exchange services. A significant amount of these charges are attributable to call terminations by us to customers that are ISPs. BellSouth has stated that it views termination to ISPs as not included under the reciprocal charge arrangements set forth in the BellSouth interconnection agreement, and has refused to pay compensation for such terminations either to us or to other CLECs operating under similar interconnection agreements. The Alabama PSC rendered a ruling in favor of ITC/\DeltaCom on March 4, 1999 and issued an order requiring BellSouth to pay all withheld reciprocal compensation sums within 20 days. The Alabama PSC ruling is now on appeal by BellSouth in federal district court. We have filed a similar complaint before the South Carolina PUC seeking a ruling requiring BellSouth to pay the reciprocal compensation with respect to our South Carolina operations. For the three months and six months ended June 30, 1999, these charges to BellSouth amounted to approximately $4.2 million and $7.7 million, respectively. We recognized approximately $583,000 and $933,000 of these charges as operating revenues during the three months and six months ended June 30, 1999, respectively, representing amounts BellSouth has paid or indicated it will pay, and we reserved against the remaining $3.6 million and $6.8 million of billings during the three months and six months ended June 30, 1999, respectively. As of June 30, 1999, we had reserved for approximately $13.4 million of cumulative local interconnection billings.

     On July 1, 1999 our resale and interconnection agreement with BellSouth expired. We are in negotiations with BellSouth to renew the terms of the interconnection agreement. In addition, we have filed for arbitration of certain unresolved issues with the relevant state regulatory authorities in all BellSouth states except for Kentucky. As contemplated by the original interconnection agreement, we will continue to exchange traffic under substantially the same terms on a month-to-month basis until such time as renewal terms, conditions and prices are ordered by a state commission or negotiated by the parties. The new terms, conditions and prices would then be retroactive to July 1, 1999. We expect that a final resolution will be reached during the first quarter of 2000.

     On July 8, 1999, we completed our acquisition of AvData Systems, Inc., a privately-owned data network management solutions provider in Atlanta, Georgia. We issued 983,511 shares of our common stock related to this acquisition, of which 171,898 shares are being held in a two-year escrow account to protect against certain contingencies. The transaction is subject to an earnout, which, if certain performance objectives are met, could require us to issue up to an additional 336,730 shares of common stock in 2000. AvData's service offerings include consulting, integration, operation and proactive management of data networks, with 24 x 7 monitoring, trouble shooting, problem resolution and comprehensive network performance reporting for corporate Internet access, remote monitoring of firewall security systems, VSAT Data Networks, frame relay and other data networks. AvData also provides in-depth network performance analysis, as well as design and implementation services for data network deployment. This acquisition is expected to strengthen and enhance our data service offerings.

     Also in July, we announced that we would introduce an advanced IP network in the southeast beginning this fall. We expect that the network will employ packet-over-SONET technology delivered via an OC-48 ring-protected backbone. We plan to deploy Cisco 12000 and 7500 series (gigabit) routers in strategic IP points of presence across the network. As planned, the IP network's core routers will be located in Dallas, TX, Birmingham, AL, Atlanta, GA, Columbia, SC, Orlando, FL, and Gulfport, MS, and will be strategically interconnected at this level with national Internet backbone providers.

                       Quarterly Statistical Highlights*

                                                                         June 30,   March 31,   December 31,
                                                                           1999        1999         1998
                                                                         ---------  ----------  -------------
Statistical Data:
Cumulative markets                                                             26          23           22
Business customers served-
   Retail Services**                                                       11,250      11,000       10,500
Route miles                                                                 8,100       7,800        7,800
Collocations                                                                   36          30           30
Voice switches                                                                  8           7            7
ATM switches                                                                   10           7            6
Frame relay switches                                                           19          15           14
Number of employees                                                         1,330       1,170        1,125
Lines sold cumulative                                                      74,400      60,000       42,000
Lines installed cumulative                                                 56,000      45,300       32,200
Lines installed/Lines sold percentage                                          75%         76%          77%

    *Data rounded except as to markets, collocations and switches. **Restated to reflect the combination of certain customers'
     multiple accounts into a single customer profile.

Historical Results of Operations

     The following tables set forth, in thousands, certain historical data for the three and six month periods ended June 30, 1999 and the three and six month periods ended June 30, 1998 for our carriers' carrier services business and the retail services business:

                                                         CARRIERS' CARRIER SERVICES
                            ------------------------------------------------------------------------------------
                                      Three Months Ended                           Six Months Ended
                                           June 30,                                      June 30,
                              1999       %          1998       %            1999       %          1998       %
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----
Revenues                    $  18,166    100%     $  12,258    100%       $  34,629    100%     $  23,370    100%
Cost of services                2,838     16%         1,823     15%           5,410     16%         3,035     13%
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----
Gross margin                   15,328     84%        10,435     85%          29,219     84%        20,335     87%
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----

Operating expenses:
  Selling, operations
    and administration          5,414     30%         3,558     29%          10,553     30%         7,070     30%
  Depreciation and
    amortization                6,779     37%         4,605     38%          13,049     38%         8,711     37%
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----

Total operating expenses       12,193     67%         8,163     67%          23,602     68%        15,781     67%
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----

Operating income            $   3,135     17%     $   2,272     18%       $   5,617     16%     $   4,554     20%
                            =========   ====      =========   ====        =========   ====      =========   ====
EBITDA, as adjusted         $   9,914     54%     $   6,877     56%       $  18,666     54%     $  13,265     57%
                            =========   ====      =========   ====        =========   ====      =========   ====

                                                             RETAIL SERVICES
                            ------------------------------------------------------------------------------------
                                      Three Months Ended                           Six Months Ended
                                           June 30,                                      June 30,
                              1999       %          1998       %            1999       %          1998       %
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----
Revenues                    $  39,210    100%     $  28,594    100%       $  75,781    100%     $  54,176    100%
Cost of services               25,421     65%        17,438     61%          49,610     65%        33,099     61%
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----
Gross margin                   13,789     35%        11,156     39%          26,171     35%        21,077     39%
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----

Operating expenses:
  Selling, operations
    and administration         16,698     42%        11,913     42%          31,827     42%        21,968     41%
  Depreciation and
    amortization                5,510     14%         2,297      8%          10,388     14%         4,491      8%
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----

Total operating
    expenses                   22,208     56%        14,210     50%          42,215     56%        26,459     49%
                            ---------   ----      ---------   ----        ---------   ----      ---------   ----

Operating loss              $  (8,419)   (21)%    $  (3,054)   (11)%      $ (16,044)   (21)%    $  (5,382)   (10)%
                            =========   ====      =========   ====        =========   ====      =========   ====

EBITDA, as adjusted         $  (2,209)    (7)%    $    (757)    (3)%      $  (5,656)    (7)%    $    (891)    (2)%
                            =========   ====      =========   ====        =========   ====      =========   ====


Three Months Ended June 30, 1999 Compared With Three Months Ended June 30, 1998

Revenues

     Total revenue increased $16.5 million, or 40.3%, from $40.9 million for the three months ended June 30, 1998 to $57.4 million for the three months ended June 30, 1999. Revenues from our retail services increased $10.6 million, or 37.1% , from $28.6 million for the three months ended June 30, 1998 to $39.2 million for the three months ended June 30, 1999. The increase in retail services revenue was attributable to:

 .    a continued increase in the number of business customers;
 .    an increase in revenues from local exchange services, local ISP telecommunications services and data services;
 .    continued growth in long distance minutes of use, partially offset by a decrease in rates per long distance minutes of use; and
 .    continued stability in the rate of revenue loss from lost customers from period to period.

We continue to experience strong revenue growth rates in our local and data products and expect this trend to continue through the remainder of 1999.

     Revenues from our carriers' carrier services increased $5.9 million, or 48.0%, from $12.3 million for the three months ended June 30, 1998 to $18.2 million for the three months ended June 30, 1999. The increase in revenue from the carriers' carrier services segment was attributable to:

 .    continued increasing demand for bandwidth, partially offset by pricing pressures on certain network routes;
 .    expansion of the owned and operated network routes, including the addition of 300 route miles during the second quarter of 1999; and
 .    growth in commissions derived from the managed, monitored, and marketed network routes.

We expect to continue to experience growth in our carrier's carrier services revenue during the remainder of 1999 as a result of the continued increasing demand for bandwidth, offset in part by competitive pricing of our services.

Cost of Services

     Total cost of services increased $9.0 million, from $19.3 million for the three months ended June 30, 1998 to $28.3 million for the three months ended June 30, 1999. Cost of services for our retail services increased $8.0 million, from $17.4 million for the three months ended June 30, 1998 to $25.4 million for the three months ended June 30, 1999. Cost of services as a percentage of revenue for retail services totaled 65% for the three months ended June 30, 1999, compared to 61% for the three months ended June 30, 1998. The increase in cost of services as a percentage of revenue from the second quarter of 1998 compared to the second quarter of 1999 was due primarily to (1) increased sales of the local resale product, which generally has lower margins and (2) decreased long distance rates. We expect to experience improvements in cost of services as a percentage of revenues as we continue to migrate local and long distance services to our own facilities and as we receive reductions in our off-net costs, including incumbent local exchange carrier access revisions effective July 1, 1999, partially offset by the initial costs related to our advanced IP network initiative.

     Cost of services attributable to our carriers' carrier services increased $1.0 million, from $1.8 million for the three months ended June 30, 1998 to $2.8 million for the three months ended June 30, 1999. Cost of services as a percentage of revenue for carriers' carrier services increased to 16% for the three months ended June 30, 1999 from 15% for the three months ended June 30, 1998. The increase in the cost of services as a percentage of revenue was due primarily to rate adjustments for customers to current market rates. We believe these pricing pressures will be offset in the future by an increasing demand for bandwidth allowing for continued revenue growth.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $6.6 million, from $15.5 million, or 37.9% as a percentage of revenue, for the three months ended June 30, 1998 to $22.1 million, or 38.5% as a percentage of revenue, for the three months ended June 30, 1999. Selling, operations and administration expense attributable to retail services increased $4.8 million, from $11.9 million, or 41.7% as a percentage of revenue, for the three months ended June 30, 1998 to $16.7 million, or 42.6% as a percentage of revenue, for the three months ended June 30, 1999. The increase in selling, operations and administration expense as a percentage of revenue for the retail services segment was attributable to:

 .    an increase in the number of employees, primarily sales, customer support and provisioning;
 .    continued geographic expansion, including the addition of three new sales offices during the second quarter of 1999; and
 .    costs associated with the expansion of existing service offerings, primarily local services.

We expect that selling, operations and administration expense as a percentage of revenue for our retail services could increase slightly in the third quarter as we incur costs associated with our advanced IP network initiative, expand our markets for customer premise equipment and integrate AvData into our organization.

     Selling, operations and administration expense attributable to our carriers' carrier services increased $1.8 million, from $3.6 million, or 29.0% as a percentage of revenue, for the three months ended June 30, 1998 to $5.4 million, or 29.8% as a percentage of revenue, for the three months ended June 30, 1999. The increase in selling, operations, and administration expense for the carriers' carrier segment was primarily due to additions of personnel resulting from the geographic expansion of our network and an increase in the percentage allocation of overhead costs.

Depreciation and Amortization

     Total depreciation and amortization expense increased $5.4 million, from $6.9 million for the three months ended June 30, 1998 to $12.3 million for the three months ended June 30, 1999. Retail services operations accounted for $3.2 million of the increase, which was primarily related to installation of new equipment. Carriers' carrier services operations accounted for $2.2 million of the increase, which was primarily due to the continued expansion of the fiber optic network operations. We expect depreciation and amortization to continue to increase during the remainder of 1999 as we add new switches and network facilities and expand into new markets.

Interest Expense

     Total interest expense increased $3.2 million, from $7.9 million for the three months ended June 30, 1998 to $11.1 million for the three months ended June 30, 1999. The $3.2 million increase in interest expense was primarily attributable to the interest on our 9 3/4% Senior Notes, which we issued November 1998, and our 4 1/2% Convertible Subordinated Notes, which we issued May 1999.

Interest Income

     Total interest income increased $800,000, from $2.5 million for the three months ended June 30, 1998 to $3.3 million for the three months ended June 30, 1999 as a result of the investment of excess cash balances.

Other Income

     In March 1998, we reclassified our interest rate swap from a hedge of an anticipated transaction to a trading security resulting in a non-cash charge against earnings of approximately $2.5 million. This change in classification required us to record the interest rate swap agreement on the consolidated balance sheet at fair market value. The interest rate swap agreement is marked to market on a monthly basis. For the three months ended June 30, 1999 and 1998, we recognized income from the mark-to-market of the interest rate swap of approximately $304,000 and $66,000, respectively.

EBITDA, as adjusted

     EBITDA, as adjusted, increased $900,000, from $6.1 million for the three months ended June 30, 1998 to $7.0 million for the three months ended June 30, 1999. EBITDA, as adjusted, attributable to our retail services for the three months ended June 30, 1999 was $(2.9) million compared to $(800,000) for the three months ended June 30, 1998. EBITDA, as adjusted, attributable to retail services decreased from (2.6)% of revenues for the three months ended June 30, 1998 to (7.4)% of revenues for the three months ended June 30, 1999. The decrease in EBITDA, as adjusted, for the retail services was primarily due to the increase in our local resale product, which generally has lower margins, and the addition of new personnel to support both the geographic and product expansion efforts. EBITDA, as adjusted, attributable to our carriers' carrier services increased $3.0 million, from $6.9 million for the three months ended June 30, 1998 to $9.9 million for the three months ended June 30, 1999. The increase in EBITDA, as adjusted, for the carriers' carrier segment was primarily attributable to the continued increase in the demand for bandwidth, partially offset by rate adjustments for customers to current market rates. Although we expect to continue to experience pricing pressures as well as incur initial costs on our advanced IP network initiative, we expect EBITDA, as adjusted, to increase during the remainder of 1999 as we benefit from the migration of more of our new and existing traffic onto our own facilities and as certain of our markets mature.

Six Months Ended June 30, 1999 Compared With Six Months Ended June 30, 1998

Revenues

     Total revenue increased $32.9 million (42.5%), from $77.5 million for the six months ended June 30, 1998 to $110.4 million for the six months ended June 30, 1999. Revenues from our retail services increased $21.6 million (39.9%), from $54.2 million for the six months ended June 30, 1998 to $75.8 million for the six months ended June 30, 1999. The increase in retail services revenue was attributable to:

 .    a continued increase in the number of business customers, from 9,600 as of
     June 30, 1998 to over 11,250 as of June 30, 1999;
 .    an increase in revenues from local exchange services, local ISP telecommunications services and data services;
 .    growth in long distance minutes of use, partially offset by a decrease in the rates per long distance minutes of use; and
 .    continued stability in the rate of revenue loss from lost customers from period to period.

We continue to experience strong revenue growth rates in our local and data products and expect this trend to continue through the remainder of 1999.

     Revenues from our carriers' carrier services increased $11.2 million (47.9%), from $23.4 million for the six months ended June 30, 1998 to $34.6 million for the six months ended June 30, 1999. The increase in revenue from the carriers' carrier services segment was attributable to:

 .    increasing demand for bandwidth;
 .    expansion of the owned and operated routes; and
 .    growth in commissions derived from the managed, monitored, and marketed routes.

We expect to experience continued growth in our carrier's carrier services revenue during the remainder of 1999 as a result of a continuing increasing demand for bandwidth, offset in part by the competitive pricing of our services.

Cost of Services

     Total cost of services increased $18.9 million, from $36.1 million for the six months ended June 30, 1998 to $55.0 million for the six months ended June 30, 1999. Cost of services for our retail services increased $16.5 million, from $33.1 million for the six months ended June 30, 1998 to $49.6 million for the six months ended June 30, 1999. Cost of services as a percentage of revenue for retail services increased slightly to 65% for the six months ended June 30, 1999 from 61% for the six months ended June 30, 1998. The increase in cost of services as a percentage of revenue from the first six months of 1998 compared to the first six months of 1999 was due primarily to (1) the increase in sales of the local resale product, which generally has lower margins and (2) the decrease in long distance rates. We expect to experience modest improvements in the cost of service as a percentage of revenues as we continue to migrate local and long distance services to our own facilities and as we receive reductions in our off-net costs, including incumbent local exchange carrier access revisions effective July 1, 1999, partially offset by the initial costs related to our advanced IP network initiative.

     Cost of services attributable to our carriers' carrier services increased $2.4 million, from $3.0 million for the six months ended June 30, 1998 to $5.4 million for the six months ended June 30, 1999. Cost of services as a percentage of revenue for carriers' carrier services increased slightly to 16% for the six months ended June 30, 1999 from 13% for the six months ended June 30, 1998. The increase in the cost of services as a percentage of revenue was due primarily to rate adjustments for customers to current market rates. We believe the pricing pressures will be offset in the future by an increasing demand for bandwidth allowing for continued revenue growth.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $13.4 million, from $29.0 million, or 37.4% as a percentage of revenue, for the six months ended June 30, 1998 to $42.4 million, or 38.4% as a percentage of revenue, for the six months ended June 30, 1999. Selling, operations and administration expense attributable to our retail services increased $9.8 million, from $22.0 million for the six months ended June 30, 1998 to $31.8 million for the six months ended June 30, 1999, which represented an increase from 41% to 42% as a percentage of revenue. The increase in selling, operations and administration expense as a percentage of revenue for the retail services segment was attributable to:

 .    an increase in the number of employees;
 .    continued geographic expansion; and
 .    costs associated with the expansion of existing service offerings, primarily local services.

We expect that selling, operations and administration expense as a percentage of revenue for our retail services could increase slightly in the third quarter as we incur costs associated with our advanced IP network initiative, expand our markets for customer premise equipment and integrate AvData into our organization.

     Selling, operations and administration expense attributable to our carriers' carrier services increased $3.5 million, from $7.1 million for the six months ended June 30, 1998 to $10.6 million for the six months ended June 30, 1999. Selling, operations and administration expense as a percentage of revenue remained unchanged at 30% for the six months ended June 30, 1999 and 1998. The increase in selling, operations, and administration expense for the carriers' carrier segment was primarily due to additions of personnel resulting from the geographic expansion of our network and an increase in the percentage allocation of overhead costs.

Depreciation and Amortization

     Total depreciation and amortization expense increased $10.3 million, from $13.2 million for the six months ended June 30, 1998 to $23.5 million for the six months ended June 30, 1999. Retail services accounted for $5.9 million of the increase, which was primarily related to the installation of new central office and other telecommunications equipment. Carriers' carrier services accounted for $4.4 million of the increase, which was primarily attributable to network expansion. We expect depreciation and amortization expense to continue to increase through the remainder of 1999 as we add new switches and network facilities and expand into new markets.

Interest Expense

     Total interest expense increased $6.2 million, from $15.4 million for the six months ended June 30, 1998 to $21.6 million for the six months ended June 30, 1999. The $6.2 million increase was attributable to interest on our 8 7/8% Senior Notes, which we issued March 1998, our 9 3/4% Senior Notes, which we issued November

1998, and our 4 1/2% Convertible Subordinated Notes, which we issued May 1999. We expect interest expense to increase during the remainder of 1999 compared to 1998 due to interest on the 9 3/4% Senior Notes and the 4 1/2% Convertible Subordinated Notes.

Interest Income

Total interest income increased $300,000, from $5.4 million for the six months ended June 30, 1998 to $5.7 million for the six months ended June 30, 1999 as a result of the investment of excess cash balances.

Other Income (Expense)

     In March 1998, we reclassified our interest rate swap from a hedge of an anticipated transaction to a trading security resulting in a non-cash charge against earnings of approximately $2.5 million. This change in classification required us to record the interest rate swap agreement on the consolidated balance sheet at fair market value. The interest rate swap agreement is marked to market on a monthly basis. For the six months ended June 30, 1999 and 1998, we recognized income (expense) from the mark-to-market of the interest rate swap of approximately $529,000 and $(2.2) million, respectively.

Extraordinary Loss

     During the six months ended June 30, 1998, we incurred a pre-tax extraordinary loss of $10.6 million, or $8.4 million after tax, related to the redemption of $70 million of our 11% Senior Notes. The extraordinary loss consisted of a $7.7 million redemption premium and a $2.9 million write-off of related debt-issuance costs.

EBITDA, as adjusted

     EBITDA, as adjusted, increased $600,000, from $12.4 million for the six months ended June 30, 1998 to $13.0 million for the six months ended June 30, 1999. EBITDA, as adjusted, attributable to our retail services for the six months ended June 30, 1999 was $(5.7) million compared to $(900,000) for the six months ended June 30, 1998. EBITDA, as adjusted, attributable to retail services decreased from (1.6)% of revenues for the six months ended June 30, 1998 to (7.5)% of revenues for the six months ended June 30, 1999. The decrease in EBITDA, as adjusted, for the retail services was primarily due to increases in local services provided on a resale basis, which generally has lower margins, an increase in the costs associated with the expansion of new sales offices and the employment of additional support personnel to position this segment for growth and expansion. EBITDA, as adjusted, attributable to our carriers' carrier services increased $5.4 million, from $13.3 million for the six months ended June 30, 1998 to $18.7 million for the six months ended June 30, 1999. The increase in EBITDA, as adjusted, for the carriers' carrier segment was primarily attributable to the increased demand for bandwidth, partially offset by rate adjustments for customers to current market rates. We expect EBITDA, as adjusted, to increase during the remainder of 1999 as we migrate more of our new and existing traffic onto our own facilities, as the demand in our carriers' carrier segment for bandwidth remains strong and as certain of our markets mature, partially offset by the initial costs of our advanced IP network initiative and pricing pressures on certain products.

Liquidity and Capital Resources

     We generated net cash from operating activities of $(7.4) million and $4.9 million for the six months ended June 30, 1999 and 1998, respectively. Changes in working capital were $(6.0) million and $4.7 million for the six months ended June 30, 1999 and 1998, respectively. The change for the six months ended June 30, 1999 resulted primarily from a decrease in unearned revenue and other accrued liabilities and an increase in accounts receivable, inventory, and other prepaid expenses, partially offset by an increase in accounts payable and accrued interest. For the six months ended June 30, 1998 such changes were primarily due to an increase in accrued interest, unearned revenue, other accrued liabilities and a decrease in income tax refund receivable offset by increases in accounts receivable, inventory and prepaid expenses and a decrease in accounts payable.

     Cash used for investing activities was $55.0 million and $25.6 million for the six months ended June 30, 1999 and 1998, respectively. The cash used in investing activities in the six months ended June 30, 1999 and 1998 was primarily for the funding of capital expenditures. We made net capital expenditures of $61.6 million and $49.3 million for the six months ended June 30, 1999 and 1998, respectively. Of the $61.6 million of net capital expenditures for the six months ended June 30, 1999, $27.9 million related to carriers' carrier services and $33.7 million related to retail services. Of the $49.3 million of net capital expenditures for the six months ended June 30, 1998, $19.7 million related to carriers' carrier services and $29.6 million related to retail services. The increase in cash used in investing activities results from our commitment to expand the existing network and facilities as we implement our business plan.

     Cash provided by financing activities was $219.5 million and $77.4 million for the six months ended June 30, 1999 and 1998, respectively. Cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of net proceeds of $97.0 million from the sale of the 4 1/2% Convertible Subordinated Notes and $120.9 million from the issuance of common stock. Cash provided by financing activities for the six months ended June 30, 1998 consisted primarily of net proceeds of $155.2 million from the sale of the 8 7/8% Senior Notes, less $70.0 million repayment of principal on the 11% Senior Notes and $7.7 million premium payment on the early extinguishment of debt.

     On May 12, 1999, we completed an underwritten public offering and sale of 6,037,500 shares of our common stock, yielding net proceeds to us of approximately $120.9 million. We intend to use the net proceeds from this offering (1) to fund an accelerated market expansion of our telecommunications business, including expansion of our fiber optic network, expansion of our local ISP telecommunications services and the opening of new sales offices and (2) for additional working capital and other general corporate purposes.

     On May 12, 1999, we completed a private offering and sale of $100 million aggregate principal amount of our 4 1/2% Convertible Subordinated Notes due 2006, yielding net proceeds to us of approximately $97.0 million. The 4 1/2% Convertible Subordinated Notes bear interest at an annual rate of 4 1/2% payable each May 15 and November 15 beginning November 15, 1999. These notes are unsecured general obligations of ITC/\DeltaCom and are convertible into common stock at any time after August 10, 1999, at a conversion price of $26.67 per share, subject to adjustment in certain events. We may redeem the notes or make the notes nonconvertible under certain circumstances before May 17, 2002. We intend to use the net proceeds from this private offering (1) to fund an accelerated expansion of our fiber optic network and (2) to purchase switching equipment, inventory, and other electronics and network assets related to our fiber optic network and to our provision of primary rate interface connectivity to ISPs.

     In May 1999, we amended our secured revolving credit facility with NationsBank, N.A. to permit (1) the merger with AvData, (2) the issuance of the common stock in the May 1999 common stock offering and (3) the issuance of and payment of interest on the 4 1/2% Convertible Subordinated Notes, the redemption of those notes and the issuance of common stock upon conversion of those notes. No amounts are outstanding under the credit facility.

     At June 30, 1999, we had entered into agreements with vendors to purchase approximately $40.3 million of equipment and services, and for the six months ended June 30, 1999, had made net capital expenditures of $61.6 million. We currently estimate that our aggregate capital requirements through 2000 will total approximately $250.0 to $300.0 million (inclusive of the $40.3 million in commitments as of June 30, 1999). We expect to make substantial capital expenditures thereafter. Capital expenditures through 2000 will be primarily for the following:

 .    accelerated expansion of our fiber optic network in Texas, including Austin and San Antonio, and in Tennessee, including Memphis, Nashville,
     Chattanooga and Knoxville;

 .    continued addition of facilities-based local telephone service to our bundle of integrated telecommunications services, including acquisition and installation of switches and related equipment;

 .    continued addition of switching capacity, electrical equipment and additional collocation space in connection with the expansion of our ISP local telecommunications services;

 .    market expansion; and

 .    infrastructure enhancements, principally for information systems.

     The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments (including market developments and new opportunities) in our industry, or if we decide to make acquisitions or enter into joint ventures and strategic alliances.

     On July 8, 1999, we completed our merger with AvData Systems, Inc., a privately owned data network management solutions provider in Atlanta, Georgia. We issued 983,511 shares of our common stock to consummate the merger, of which 171,898 shares are being held by a trustee in escrow for two years to protect against certain contingencies. The transaction is subject to an earnout, which, if certain performance objectives are met, could require us to issue up to an additional 336,730 shares of common stock in 2000.

     As of June 30, 1999, we had $341.2 million of cash and cash equivalents excluding restricted investments. We believe that proceeds from the May 1999 common stock offering, proceeds from the May 1999 convertible subordinated notes offering, cash on hand and cash flow from operations will provide sufficient funds to enable us to expand our business as currently planned. In addition, subject to compliance with applicable covenants in the credit agreement, we may borrow funds under our credit facility to supplement the capital we need to expand our business as currently planned. In the event that our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations. In addition, if we successfully complete any acquisitions, we may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. We cannot assure you that we will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available or, if available, that they can be concluded on terms acceptable to us. Our inability to generate or obtain sufficient funds would result in delay or abandonment of some or all of our development and expansion plans, which could have a material adverse effect on us.

     Although our liquidity has improved, our level of indebtedness and debt service obligations significantly increased as a result of our issuance of the 11% Senior Notes, the 8-7/8% Senior Notes, the 9 3/4% Senior Notes, and the 4 1/2% Convertible Subordinated Notes. The successful implementation of our strategy, including expansion of our network and obtaining and retaining a significant number of customers, and significant and sustained growth in our cash flow are necessary for us to be able to meet our debt service requirements. We cannot assure you that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges, or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

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

     ITC/\DeltaCom's Program.  We have undertaken a comprehensive program to
     -----------------------
address the Year 2000 issue with respect to the following:

 .    our information technology and operating systems, including network switching, customer service, call detail and billing systems;

 .    our non-information technology systems, such as buildings, plant, equipment and other infrastructure systems that may contain embedded microcontroller technology;

 .    the systems of our major vendors, third party network service providers, and other material service providers insofar as they relate to our business; and

 .    our major carrier's carrier and retail services customers.

As explained below, the program involves:

 .    a wide-ranging assessment of the potential Year 2000 issues that may affect us;

 .    the development of remedies to address the concerns discovered in the assessment phase;

 .    testing of the remedies; and

 .    the preparation of contingency plans to deal with potential failure scenarios.

These steps will vary to meet the particular needs of a system or company division and, in some cases, will overlap. Assessment, for example, is an on-going element of our Year 2000 program.

     Assessment Phase.  As part of the assessment phase of this program, we have
     -----------------
identified substantially all of the major components of the systems described above. In order to determine the extent to which such systems are vulnerable to the Year 2000 issue, we:

 .    evaluated our internally developed software applications;

 .    inventoried and assessed our facilities and equipment; and

 .    contacted substantially all of our significant hardware, software, and other equipment vendors, third party network service providers, other material service providers, and material customers, requesting detailed, written information related to their Year 2000 compliance and the compliance status of the products or services they provide to us, if any.

In addition, we perform a Year 2000 readiness assessment of all potential purchases, leases, or contracts in an effort to prevent the acquisition of a non-compliant system or facility.

     To date, we have received and analyzed responses from substantially all of our major vendors and service providers. We have also received responses from approximately four-fifths of our customers to which inquiries were sent. The responses received included our major carrier's carrier and retail services customers.

     Based upon the responses received to date, and assuming contradictory responses are not received in the future from the third parties who have been solicited, we believe that our third party manufactured computer operating systems dedicated to our customer service, call detail records and billing systems and our Nortel and Ascend system switches are now Year 2000 compliant. We are in the process of investigating, and intend to closely monitor, the Year 2000 readiness of the three public utilities that own and operate approximately 3,700 miles of our approximately 8,100-mile fiber optic network. These three utilities have indicated that they are Year 2000 compliant. We have been informed by the financial institutions that provide services to us that they each have undertaken Year 2000 programs and expect to be Year 2000 compliant. Of our two largest carrier's carrier customers, which together represented approximately 11.4% of our consolidated revenues for the six months ended June 30, 1999, one has responded that it is Year 2000 compliant and the other has responded that it plans to have its mission-critical systems compliant by the end of the third quarter of 1999. Of our five largest retail services customers, which represented an aggregate of approximately 12.2% of our consolidated revenues for the six months ended June 30, 1999, four have either informed ITC/\DeltaCom or made public disclosures that their mission-critical systems are now Year 2000 compliant.

     Remediation and Testing.  Based upon the results of our assessment efforts,
     -----------------------
we conducted remediation and testing of the at-risk systems identified by the assessment. The activities conducted during this phase were intended to affirmatively address potential Year 2000 problems in our internally developed computer software in our information technology and non-information technology systems, and then demonstrate that the remediation was effective when the system is used within normal operating parameters. In this phase, we first evaluated a program application and, if a potential Year 2000 problem was identified, steps were taken to remediate the problem, and the application was then individually tested to confirm that the remediating changes were effective and did not adversely affect the functionality of that application. Similar remediation and testing was undertaken with respect to the hardware and other equipment that operates or is operated by the software. After the individual applications and system components were remediated and tested, integrated testing was conducted to demonstrate functional integrated systems operation.

     We have completed the remediation and testing of our internally developed code and the systems that operate and are operated by such software, and we have placed the remediated systems and software into production.

     After we completed the internally developed code remediation, we arranged to conduct laboratory-simulated integrated systems testing in an effort to demonstrate Year 2000 compliance of our integrated telecommunications systems currently in use as they interface with external systems and the equipment of major vendors, third party network providers, other material service providers and customers. This testing effort covered our essential network configurations and integration configurations with the most common network components, which are utilized by customers and other third parties that interconnect with our network. We have completed the integrated systems testing process. No Year 2000 related failure or errors were experienced in testing.

     Contingency Plans.  We continue to develop contingency plans to handle
     ------------------
potential Year 2000-related failure scenarios. We anticipate that the bulk of our contingency planning will primarily address potential year 2000 problems due to the potential failure of our interconnecting carriers' and vendors' Year 2000 remediation efforts and our failure and/or the failure of our third party suppliers to remediate major systems successfully.

     We expect to complete preparation of our contingency plans by the end of the third quarter of 1999. These contingency plans will continue to be refined and updated through the end of 1999 based upon, among other things, responses from third party inquiries. A failure to meet this target could materially impact our operations.

     Program Execution and Oversight.  We have established a Year 2000 project
     --------------------------------
office, and our executive management reviews our progress on Year 2000 efforts on a monthly basis. The board of directors has designated the Year 2000 oversight role to the Board's Audit Committee, and that Committee receives periodic updates and progress reports on our Year 2000 preparations.

     To execute our Year 2000 program, we are utilizing both internal and external resources to identify, correct, reprogram, and test our systems for Year 2000 compliance. Our use of internal resources to achieve the aims of our Year 2000 program has not had a material adverse effect on our ability to develop new products and services or to maintain and upgrade, if necessary, our existing products and services. Our use of external resources to achieve the aims of our Year 2000 program has not had a material adverse effect on our operations or earnings.

     Costs Related to the Year 2000 Issue.  We have incurred, and expect to
     -------------------------------------
incur in the future, internal labor as well as consulting and other expenses necessary to prepare our systems for the Year 2000. Through the end of 1998, we incurred approximately $1.1 million in external costs for our Year 2000 program. We incurred approximately $552,000 during the six months ended June 30, 1999 and currently estimate that we will incur external expenses during 1999 to complete our Year 2000 compliance work which we do not expect to exceed approximately $450,000. The actual costs, which may vary from our estimates, have been, and will continue to be, expensed as incurred.

     Risks Related to the Year 2000 Issue.  We have been implementing a detailed
     -------------------------------------
program to minimize the possibility of service interruptions or adverse effects related to the Year 2000 issue. Although our Year 2000 efforts are intended to minimize the potential adverse effects of the Year 2000 issue on our business and operations, the actual effects of the issue cannot and will not be known until the Year 2000. Failure by us and/or our major vendors, third party network service providers, and other material service providers and customers to adequately address their respective Year 2000 issues in a timely manner, insofar as they relate to our business, could have a material adverse effect on our business, results of operations, and financial condition.

     Like all telecommunication service providers, our ability to provide service is dependent on our interconnecting carriers and third party vendors,
including non-telecommunications related services providers.   Our ability to
provide service and, therefore, our business, could be adversely affected if these third parties fail to achieve Year 2000 compliance on a timely basis.

     Failure by our carrier's carrier customers and retail services customers to adequately address their Year 2000 issues could adversely affect their demand for telecommunications service, which in turn could adversely affect our revenues. We have taken steps to raise customer awareness of the Year 2000 issue and to encourage our customers to develop and implement plans to become Year 2000 compliant.

     Our failure to correct a material Year 2000 problem could result in interruptions or a failure of our normal business activities and operations. Such failures could materially and adversely affect our results of operations, liquidity, and financial condition. At this time, we are unable to determine whether the consequences of third-party Year 2000 failures will have a material impact on our results of operations, liquidity, or financial condition due to the general uncertainty inherent in the Year 2000 problem, and uncertainties relating to the Year 2000 readiness of our interconnecting carriers and vendors.

     Our Year 2000 program is expected to reduce significantly our level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of our information technology, telecommunications equipment, and operating systems, our major vendors, third party network service providers, and other material service providers and our customers. We believe that, with the internal implementation of remediated information and network systems, our interconnecting carriers' and primary vendors' Year 2000 readiness, and completion of the Year 2000 contingency plan as scheduled, we will maintain normal operations for dates after December 31, 1999.

Effects of Accounting Standards

     Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on accounting for the costs of computer software developed or obtained for internal use and was adopted January 1, 1999, with no material impact on the consolidated financial statements.

     SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (1) derivative instruments and (2) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). We expect to implement SFAS No. 137 for the fiscal year beginning January 1, 2001, and do not expect the adoption of SFAS No. 137 will have a material affect on our consolidated financial statements.

Inflation

     We do not believe that inflation has had a significant impact on our consolidated operations.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk related to our interest rate swap agreement and our borrowings under our credit facility. There were no borrowings outstanding under our credit facility as of June 30, 1999. Additionally, we are exposed to fair value risk related to our fixed-rate, long-term debt. Our market risk sensitive instruments do not subject us to material market risk exposures.

                                  P A R T  II

                               OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of ITC/\DeltaCom was held on May 13, 1999. All of the proposals presented for stockholder consideration at the Annual Meeting were approved. The following is a tabulation of the voting on each proposal presented at the Annual Meeting and a listing of the directors whose term of office as a director continued after the meeting. Each share of common stock voted on the proposals set forth below had one vote per share.

Proposal 1  ---  Election of Directors

Elected Director                       Term Expires   Votes For    Votes Against
----------------                       ------------   ---------    -------------
Robert A. Dolson                           2002      41,954,132       47,443
O. Gene Gabbard                            2002      41,954,632       46,943
William H. Scott, III                      2002      41,954,632       46,943

Continuing Directors
--------------------

Campbell B. Lanier, III                    2000
Andrew M. Walker                           2000
Donald W. Burton                           2001
Malcolm C. Davenport, V                    2001
William T. Parr                            2001
William B. Timmerman                       2000

Proposal 2 --- Amendment to the ITC/\DeltaCom, Inc. 1997 Stock Option Plan

      An amendment to the ITC/\DeltaCom, Inc. 1997 Stock Option Plan to increase the number of shares of our common stock that may be issued thereunder from 4,815,000 shares to 7,815,000 shares was voted on and approved.

                    Votes For                               33,636,389
                    Votes Against                            3,020,069
                    Votes Withheld                              29,826
                    Broker Non-Votes                         5,315,291

Proposal 3 ---  Ratification of the Appointment of ITC/\DeltaCom's Independent Public Accountants.

                    Votes For                               41,981,073
                    Votes Against                                5,052
                    Votes Withheld                              15,450
                    Broker Non-Votes                                 0

Item 5.  Other Information

     Pursuant to the Agreement and Plan of Merger between AvData Systems, Inc. and ITC/\DeltaCom, dated April 15, 1999, James H. Black, Jr. was unanimously appointed to ITC/\DeltaCom's board of directors on July 27, 1999. Mr. Black's term will expire in 2000.

     In connection with Mr. Black's appointment, the number of directors constituting ITC/\DeltaCom's board was increased from nine to ten.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     2.1  Agreement and Plan of Merger, dated April 15, 1999. Filed as exhibit
          2.1 to the Current Report on Form 8-K, File No. 0-23253, filed with the Securities and Exchange Commission on April 15, 1999, and incorporated herein by reference.

     27.1 Financial Data Schedule.

     99.1 Press Release dated April 15, 1999. Filed as exhibit 99.1 to the Current Report on Form 8-K, File No. 0-23253, filed with the Securities and Exchange Commission on April 15, 1999, and incorporated herein by reference.

     99.2 Press Release dated April 28, 1999. Filed as exhibit 99.1 to the Current Report on Form 8-K, File No. 0-23253, filed with the Securities and Exchange Commission on May 6, 1999, and incorporated herein by reference.

     (b)  Reports on Form 8-K.

     On April 15, 1999, in connection with the acquisition of AvData, ITC/\DeltaCom filed a Current Report on Form 8-K.

     On May 6, 1999, in connection with the public offering of common stock and the private offering of 4 1/2% convertible subordinated notes due 2006, ITC/\DeltaCom filed a Current Report on Form 8-K.

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



                               ITC/\DELTACOM, INC.
                               ------------------
                               (Registrant)



Date:  August 13, 1999         By:  /s/ Foster O. McDonald
                                    ----------------------
                                    Foster O. McDonald
                                    President



Date:  August 13, 1999         By:  /s/ Douglas A. Shumate
                                    ----------------------
                                    Douglas A. Shumate
                                    Senior Vice President and
                                    Chief Financial Officer