Form 10-Q
period 1999-09-30
ITC DELTACOM INC
filed 1999-11-12
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number  0-23253

                               ITC/\DELTACOM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                     58-2301135
-------------------------------            --------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)


1791 O.G. Skinner Drive, West Point, GA             31833
----------------------------------------   --------------------------------
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:      (706) 385-8000
                                                   ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X             No
                                        -------             -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                     Outstanding at November 8, 1999
                                     -------------------------------

Common Stock at $.01 par value               59,431,747 Shares

                               ITC/\DELTACOM, INC.

                                     INDEX
                                     -----




                                                                                 Page No.
                                                                                 --------
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets
                 December 31, 1998 and September 30, 1999.........................   3

                 Consolidated Statements of Operations
                 Three months ended September 30, 1998
                 and 1999 and nine months ended
                 September 30, 1998 and 1999......................................   5

                 Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1998
                 and 1999.........................................................   6

                 Notes to Consolidated Financial Statements.......................   8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............................   12

         Item 3. Quantitative and Qualitative Disclosures about Market Risk.......   27


Part II.  Other Information

      Item 1.    Legal Proceedings.................................................  28

      Item 2.    Changes in Securities and Use of Proceeds.........................  28

      Item 6.    Exhibits and Reports on Form 8-K..................................  28

      Signatures...................................................................  28


                                     PART I
                             FINANCIAL INFORMATION

Item 1 - Financial Statements

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                             September 30,   December 31,
                                                                  1999           1998
                                                             --------------  ------------
                                                              (Unaudited)

                         ASSETS

CURRENT ASSETS:
Cash and cash equivalents..................................       $289,464       $184,167
Restricted assets..........................................         13,709         14,300
Accounts receivable:
 Customer, net of allowance for uncollectible accounts of
  $2,028 and $1,260 in 1999 and 1998, respectively.........         47,790         34,219
 Affiliate.................................................          3,491          3,307
Inventory..................................................          4,365          1,635
Prepaid expenses...........................................          2,721            591
Federal income tax refunds receivable......................          3,939          3,939
                                                                  --------       --------
   Total current assets....................................        365,479        242,158
                                                                  --------       --------

PROPERTY, PLANT AND EQUIPMENT, net.........................        348,762        262,050
                                                                  --------       --------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
 $8,623 and $6,303 in 1999 and 1998, respectively..........         88,509         63,160
Restricted assets..........................................              -          5,735
Other long-term assets.....................................         15,779         14,414
                                                                  --------       --------
   Total other long-term assets............................        104,288         83,309
                                                                  --------       --------

   Total assets............................................       $818,529       $587,517
                                                                  ========       ========




   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)





                                                                       September 30,   December 31,
                                                                           1999           1998
                                                                      --------------  -------------
                                                                       (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
   Trade..........................................................    $     17,410    $    12,810
   Construction...................................................           9,855          7,233
Accrued interest..................................................          12,527          8,049
Accrued compensation..............................................           5,023          2,998
Unearned revenue..................................................          13,633         11,457
Other accrued liabilities.........................................           9,296          8,418
Current portion of long-term debt and capital lease
 obligations......................................................             760          1,075
                                                                          --------       --------
          Total current liabilities...............................          68,504         52,040
                                                                          --------       --------

LONG-TERM LIABILITIES:
Deferred income taxes.............................................             512            418
Long-term debt and capital lease obligations......................         516,329        416,859
                                                                           -------        -------

   Total long-term liabilities....................................        516,841        417,277
                                                                          --------       --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; $7.40 liquidation
 preference; 5,000,000 shares authorized; 1,480,771 shares
 issued and outstanding in 1999 and 1998, respectively............             15             15
Common Stock, $.01 par value; 90,000,000 shares
 authorized; 59,397,810 and 51,339,838 shares issued and
 outstanding in 1999 and 1998, respectively.......................            594            513
Additional paid-in-capital........................................        321,401        167,023
Accumulated deficit...............................................        (88,826)       (49,351)
                                                                         --------       --------
          Total stockholders' equity..............................        233,184        118,200
                                                                         --------       --------

          Total liabilities and stockholders' equity..............       $818,529       $587,517
                                                                         ========       ========




   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (In thousands, except share data)

                                                          Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                      --------------------------  --------------------------
                                                          1999          1998          1999          1998
                                                      ------------  ------------  ------------  ------------

Operating revenues..................................  $    65,811   $    45,676   $   176,221   $   123,222
Cost of services....................................       31,542        22,485        86,562        58,619
                                                      -----------   -----------   -----------   -----------

Gross margin........................................       34,269        23,191        89,659        64,603
                                                      -----------   -----------   -----------   -----------

Operating expenses:
   Selling, operations and administration...........       26,212        17,253        68,592        46,290
   Depreciation and amortization....................       14,382         8,192        37,860        21,435
                                                      -----------   -----------   -----------   -----------

      Total operating expenses......................       40,594        25,445       106,452        67,725
                                                      -----------   -----------   -----------   -----------

Operating loss......................................       (6,325)       (2,254)      (16,793)       (3,122)
                                                      -----------   -----------   -----------   -----------

Other income (expense):
   Interest expense.................................      (11,806)       (7,884)      (33,401)      (23,322)
   Interest income..................................        4,588         2,005        10,268         7,359
   Other income (expense), net......................           15          (599)          545        (2,825)
                                                      -----------   -----------   -----------   -----------

       Total other expense, net.....................       (7,203)       (6,478)      (22,588)      (18,788)
                                                      -----------   -----------   -----------   -----------

Loss before income taxes and
   extraordinary item...............................      (13,528)       (8,732)      (39,381)      (21,910)
Income tax (benefit) expense........................            -        (1,916)           94        (5,611)
                                                      -----------   -----------   -----------   -----------

Loss before extraordinary item......................      (13,528)       (6,816)      (39,475)      (16,299)
Extraordinary item -- loss on early extinguishment
   of debt (less related income tax benefit of
   $2,133 in 1998)..................................            -             -             -        (8,436)
                                                      -----------   -----------   -----------   -----------

Net loss............................................  $   (13,528)  $    (6,816)  $   (39,475)  $   (24,735)
                                                      ===========   ===========   ===========   ===========

Basic and diluted net loss per common share:
   Before extraordinary loss........................  $     (0.23)       $(0.13)       $(0.71)  $     (0.32)
   Extraordinary loss...............................            -             -             -         (0.17)
                                                      -----------   -----------   -----------   -----------
   Net loss.........................................  $     (0.23)       $(0.13)       $(0.71)  $     (0.49)
                                                      ===========   ===========   ===========   ===========

Basic and diluted weighted average common
   shares outstanding...............................   59,180,843    51,243,579    55,321,483    50,861,035
                                                      ===========   ===========   ===========   ===========




 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                Nine Months Ended September 30,
                                            ------------------------------------
                                                        1999       1998
                                                    ----------  ----------
Cash flows from operating activities:
   Net loss.......................................  $ (39,475)  $ (24,735)
                                                    ---------   ---------
   Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization...............     37,860      21,435
      Amortization of bond issue costs............      1,546       1,154
      Deferred income taxes.......................         94      (6,041)
      Extraordinary item--loss on early
       extinguishment of debt.....................          -      10,569
   Changes in current operating assets and
    liabilities, net of acquisitions:
      Accounts receivable, net....................    (12,580)     (7,179)
      Inventory...................................     (1,459)       (869)
      Prepaid expenses............................     (1,804)       (195)
      Income tax refunds receivable from ITC
       Holding....................................          -       2,448
      Income tax receivable.......................          -      (3,880)
      Accounts payable............................      2,035         991
      Accrued interest............................      4,478       4,169
      Unearned revenue............................         (7)      2,540
      Accrued compensation and other accrued
       liabilities................................      1,844       7,238
      Income tax payable - Affiliate..............          -         748
                                                    ---------   ---------
         Total adjustments........................     32,007      33,128
                                                    ---------   ---------
         Net cash (used in) provided by operating
          activities..............................     (7,468)      8,393
                                                    ---------   ---------

Cash flows from investing activities:
   Capital expenditures...........................   (117,865)   (100,525)
   Change in accrued construction costs...........      2,622       4,970
   Change in restricted assets....................      6,326      23,684
   Purchase of AvData Systems, Inc., net of cash
    received......................................      2,881           -
   Other..........................................       (554)       (390)
                                                    ---------   ---------
         Net cash used in investing activities....   (106,590)    (72,261)
                                                    ---------   ---------

Cash flows from financing activities:
   Proceeds from issuance of 4 1/2% Notes, net of
    issuance costs................................     96,954           -
   Proceeds from issuance of 8 7/8% Senior Notes,
      net of issuance costs.......................          -     155,170
   Repayment of 11% Senior Notes..................          -     (70,000)
   Premium paid on early retirement of 11% Senior
    Notes.........................................          -      (7,700)
   Repayment of debt assumed in IT Group
      Communications acquisition..................          -        (760)
   Repayment of other long-term debt and
      capital lease obligations...................       (860)       (654)
   Proceeds from issuance of common stock, net of
    offering expenses.............................    120,929           -
   Proceeds from exercise of common stock options.      2,231       1,207
   Other..........................................        101        (119)
                                                      --------   ---------
         Net cash provided by financing activities    219,355      77,144
                                                      -------    ---------




 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)


                                                               Nine Months Ended September 30,
                                                            -----------------------------------
                                                                     1999              1998
                                                              ---------------     -------------

Increase in cash and cash equivalents.............            $       105,297     $      13,276

Cash and cash equivalents at beginning of period..                    184,167            94,374
                                                              ---------------     -------------

Cash and cash equivalents at end of period........            $       289,464     $     107,650

                                                              ===============     =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest............................            $       28,303     $      17,943
                                                              ================   =============

Cash paid (refunds received) for income taxes,
 net..............................................            $          64      $      (1,664)
                                                              ================   =============

NONCASH TRANSACTIONS:

Acquisitions:
   Note payable and capital lease obligation
   assumed........................................            $          63      $         974
                                                              ================   =============

   Issuance of common stock.......................            $      31,190      $       2,793
                                                              ================   =============




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

    Nature of Business

    ITC/\DeltaCom is a full service provider of integrated voice and data telecommunications services on a retail basis to mid-sized and major regional businesses in the southern United States. These services, which are called its "retail services," include:

        .  local exchange telephone services;
        .  long distance services;
        .  calling card and operator services;
        . Asynchronous Transfer Mode, or ATM, frame relay and high capacity broadband private line services;
        .  Internet, Intranet and web page hosting services;
        . primary rate interface connectivity and collocation services to Internet service providers, or "ISPs";
        .  customer premise equipment sale, installation and repair;
        . enhanced services, including conference calling, fax broadcasting and pre-paid calling cards;
        . consulting, integration, operation and proactive management of data networks; and
        . in-depth network performance analysis and implementation and design services for data network deployment.

    ITC/\DeltaCom is also a leading regional provider of wholesale long-haul services to other telecommunications companies, which means it sells capacity on its network to, and switches and transports telecommunications traffic for, those companies. These wholesale long-haul services are referred to as ITC/\DeltaCom's "carriers' carrier services."

    In connection with these businesses, ITC/\DeltaCom owns, operates and manages an extensive fiber optic network in the southern United States.

    Basis of Presentation

    The accompanying interim consolidated financial statements are unaudited and have been prepared by Company management according to the rules and regulations of the SEC. In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included, and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in ITC/\DeltaCom's Annual Report on Form 10-K, as filed with the SEC on March 25, 1999 and as amended by ITC/\DeltaCom's Form 10-K/A filed with the SEC on April 30, 1999 (File No. 0-23252).

2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long term debt and capital lease obligations at September 30, 1999 and December 31, 1998 consisted of the following (in thousands):

                                                    September 30,   December 31,
                                                       1999            1998
                                                   --------------  -------------

4-1/2% Convertible Subordinated Notes              $  100,000      $       0

11% Senior Notes                                      130,000        130,000

8-7/8% Senior Notes                                   159,865        159,853

9-3/4% Senior Notes                                   125,000        125,000

Capital lease obligations at varying interest
rates, maturing through June 2006                       2,169          2,643

Other                                                      55            438
                                                   ----------      ---------

Total long-term debt and capital lease obligations    517,089        417,934

Less current maturities                                  (760)        (1,075)
                                                   ----------      ---------

Total                                              $  516,329      $ 416,859
                                                   ==========      =========

    On May 12, 1999, ITC/\DeltaCom completed a private offering and sale of $100 million aggregate principal amount of its 4-1/2% Convertible Subordinated Notes due May 15, 2006 (the "Notes"), yielding net proceeds to ITC/\DeltaCom of approximately $97.0 million. The Notes bear interest at an annual rate of 4-1/2% payable each May 15 and November 15 beginning November 15, 1999. The Notes are unsecured general obligations of ITC/\DeltaCom and are convertible into common stock at any time after August 10, 1999, at a conversion price of $26.67 per share, subject to adjustment in certain events. ITC/\DeltaCom may redeem the Notes or make the Notes nonconvertible under certain circumstances before May 17, 2002. ITC/\DeltaCom intends to use the net proceeds from this private offering primarily (1) to fund an accelerated expansion of its fiber optic network and (2) to purchase switching equipment, inventory and other electronics and network assets related to its fiber optic network and to its provision of primary rate interface connectivity to ISPs.

    In May 1999, ITC/\DeltaCom amended its secured revolving credit facility with NationsBank, N.A. to permit (1) the merger with AvData (see Note 5), (2) the issuance of the common stock in the May 1999 common stock offering (see Note
3) and (3) the issuance of and payment of interest on the Notes, the redemption of the Notes and the issuance of common stock upon conversion of the Notes.


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

4.   COMMITMENTS AND CONTINGENCIES

     At September 30, 1999, the Company had entered into agreements with vendors to purchase approximately $81.3 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

5.   ACQUISITIONS

     AvData Systems, Inc.

     On July 8, 1999, ITC/\DeltaCom completed its acquisition by merger of AvData Systems, Inc. ("AvData"), a privately owned data network management solutions provider in Atlanta, Georgia. ITC/\DeltaCom issued 983,511 shares of common stock to consummate the merger, of which 171,898 shares are being held by a trustee in a two-year escrow to protect against certain contingencies. The transaction is subject to an earnout, which, if certain performance objectives are met, could require ITC/\DeltaCom to issue up to an additional 336,730 shares of common stock in 2000.

     Scientific Telecommunications, Inc.

     On August 16, 1999, ITC/\DeltaCom completed its acquisition of certain assets of Scientific Telecommunications, Inc. ("SciTel"), a privately owned telecommunications equipment provider headquartered in Greenwood, Mississippi. The Company issued 83,117 shares of common stock to consummate the transaction.

6.   SEGMENT REPORTING

     As discussed in Note 1, ITC/\DeltaCom operates in two business segments:
retail services and carriers' carrier services.   ITC/\DeltaCom also has a
corporate segment which has no operations. Identifiable assets of the corporate segment include $109.9 million of cash and cash equivalents, $4.1 million of
other current assets and $14.1 million of non-current assets.   Summarized
financial data by business segment as of and for the nine months ended September 30, 1999 and 1998 are as follows (in thousands):

                                                                               1999
                                                         -----------------------------------------------
                                                           Carriers'
                                                            Carrier    Retail    Corporate
                                                            Segment    Segment    Segment   Consolidated
                                                           ---------  ---------  ---------  ------------
Operating revenues.......................................   $ 53,659   $122,562   $      0      $176,221
Gross margin.............................................     45,656     44,003          0        89,659
Selling, operations, and administration..................     17,214     51,378          0        68,592
Depreciation and amortization............................     20,630     17,169         61        37,860
Other income, net........................................                                         10,813
Interest expense.........................................                                         33,401
                                                                                                --------
Loss before income taxes and extraordinary item..........                                       $ 39,381
                                                                                                ========
Identifiable assets......................................   $401,226   $289,182   $128,121      $818,529
                                                            ========   ========   ========      ========
Capital expenditures, net................................   $ 50,230   $ 65,013   $      0      $115,243
                                                            ========   ========   ========      ========

                                                                            1998
                                                      -----------------------------------------------
                                                        Carriers'
                                                         Carrier    Retail    Corporate
                                                         Segment    Segment    Segment   Consolidated
                                                        ---------  ---------  ---------  ------------
Operating revenues....................................   $ 36,531   $ 86,691    $     0      $123,222
Gross margin..........................................     31,401     33,202          0        64,603
Selling, operations, and administration...............     10,614     35,676          0        46,290
Depreciation and amortization.........................     13,737      7,637         61        21,435
Other income, net.....................................                                          4,534
Interest expense......................................                                         23,322
                                                                                             --------
Loss before income taxes and extraordinary item.......                                       $ 21,910
                                                                                             ========
Identifiable assets...................................   $272,893   $179,445    $16,938      $469,276
                                                         ========   ========    =======      ========
Capital expenditures, net.............................   $ 39,906   $ 55,649    $     0      $ 95,555
                                                         ========   ========    =======      ========


7.   SUBSEQUENT EVENTS

     On October 1, 1999, the SEC declared effective the Company's registration statement registering for public resale by certain selling holders $100 million aggregate principal amount of the Notes (see Note 2) and the shares of common stock into which the Notes are convertible. As of November 8, 1999, none of the Notes had been converted into shares of common stock. The Company will not receive any proceeds from resales of the securities covered by this registration statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This quarterly report on Form 10-Q contains certain forward-looking statements that involve risks and uncertainties. In addition, members of ITC/\DeltaCom's senior management may, from time to time, make forward-looking statements concerning ITC/\DeltaCom's operations, performance and other developments. ITC/\DeltaCom's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors. The following analysis should be read in conjunction with ITC/\DeltaCom's Annual Report on Form 10-K for the year ended December 31, 1998 and the financial statements and related notes thereto. ITC/\DeltaCom has included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in the company's industry. EBITDA, as adjusted, represents earnings before extraordinary item, net interest, other income (expense), income taxes, and depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.

          Unless otherwise indicated, all dollar amounts in the following Management's Discussion and Analysis of Financial Condition and Results of Operations that exceed $1 million have been rounded to the nearest hundred thousand and all dollar amounts less than $1 million have been rounded to the nearest thousand.


Overview

          We are a full service provider of integrated voice and data telecommunications services on a retail basis to mid-size and major regional businesses in the southern United States and a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own, operate and manage an extensive fiber optic network in the southern United States. We had revenues of $65.8 million and $45.7 million for the three months ended September 30, 1999 and 1998, respectively, and $176.2 million and $123.2 million for the nine months ended September 30, 1999 and 1998, respectively.

          We provide our wholesale long-haul services, which we refer to as our "carriers' carrier services," to other telecommunications carriers, including AT&T, MCI WorldCom, Inc., Sprint Corporation, Cable & Wireless, Qwest Communications International Inc. and IXC Communications, Inc. Our carriers' carrier services business generated revenues of $19.0 million and $13.2 million for the three months ended September 30, 1999 and 1998, respectively, and $53.7 million and $36.5 million for the nine months ended September 30, 1999 and 1998, respectively.

          We are also a full service provider of integrated retail telecommunications services, which we refer to as our "retail services," to mid-sized and major regional businesses in a bundled package tailored to the business customer's specific needs. These retail services include:

          .  local exchange telephone services;
          .  long distance services;
          .  calling card and operator services;
          . Asynchronous Transfer Mode, or ATM, frame relay and high capacity broadband private line services;
          .  Internet, Intranet and web page hosting services;
          . primary rate interface connectivity and collocation services to Internet service providers;
          .  customer premise equipment sale, installation and repair;
          . enhanced services, including conference calling, fax broadcasting and pre-paid calling cards;
          . consulting, integration, operation and proactive management of data networks; and
          . in-depth network performance analysis and implementation and design services for data network deployment.

     As of September 30, 1999, we provided retail services to approximately 11,900 business customers in 30 metropolitan areas and had sold approximately
91,800 access lines, of which approximately 76,000 had been installed.   The
backlog of lines installed, apparent in the difference in total lines sold and in service, is primarily due to lag times inherent in the ordering and installation of ILEC interconnection trunks necessary to respond to increasing demand for primary rate interface services. We intend to provide a full range of retail services in a total of approximately 47 metropolitan areas throughout the southern United States over the next two years. Our retail services business generated revenue of $46.8 million and $32.5 million for the three months ended September 30, 1999 and 1998, respectively, and $122.6 million and $86.7 million for the nine months ended September 30, 1999 and 1998, respectively.

     At September 30, 1999, our fiber optics network reached over 90 points of presence, or "POPs," in the following 10 southern states: Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. Our network extended approximately 8,250 route miles at that date, of which approximately 4,550 miles are owned by us and approximately 3,700 miles are owned and operated principally by three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, and managed and marketed by us. We expect to add approximately 150 owned and operated route miles to our fiber network by the end of 1999 and an additional 1,000 to 1,500 route miles by the end of 2000 through a combination of construction and long-term dark fiber leases. Completion of the construction of a 150-mile route has been rescheduled from fourth quarter 1999 to first quarter 2000. At September 30, 1999, our network included eight Nortel DMS-500 and one Nortel DMS-250 voice switches, seventeen Ascend 9000 frame relay switches and ten ATM switches. In addition, we had completed physical collocation of switching equipment in 70 BellSouth markets.

     During the three months ended September 30, 1999, our operational highlights included the following:

     . We completed our acquisition by merger of AvData Systems, Inc. ("AvData"), a privately owned data network management solutions provider in Atlanta, Georgia.
     . We completed our acquisition of certain assets of Scientific Telecommunications, Inc. ("SciTel"), a privately owned telecommunications equipment provider in Mississippi;
     . The United States District Court in Montgomery, Alabama issued an order requiring BellSouth Telecommunications, Inc. to pay reciprocal compensation for dial-up calls from BellSouth customers to ISPs served by ITC/\DeltaCom. That order is currently under review by the District Court on BellSouth's request.
     . We completed the addition of approximately 150 route miles of new fiber network, increasing the total network to approximately 8,250 route miles.
     . We completed the installation of 34 additional access nodes, raising the total number to 70 operational BellSouth collocations. We expect over 100 central offices of incumbent local exchange carriers ("ILECs") to be served with access node collocations by year-end 1999.
     . We completed the installation of our eighth Nortel DMS-500 switch, in Montgomery, Alabama; and
     . we opened a branch office in Raleigh, North Carolina, and expanded former SciTel offices in Tupelo, Greenwood, and Hattiesburg, Mississippi, to full service ITC/\DeltaCom branches. These openings increased our market coverage to 31 branch offices operating in 30 markets at the end of the third quarter.

     On July 1, 1999, our resale and interconnection agreement with BellSouth expired. We are currently in arbitration with BellSouth, in all BellSouth states except Kentucky, regarding certain terms and conditions of the interconnection agreement. As contemplated by the original interconnection agreement, we will continue to exchange traffic under substantially the same terms on a month-to-month basis until such time as renewal terms, conditions and prices are ordered by a state commission or negotiated by the parties. The new terms, conditions and prices would then be retroactive to July 1, 1999. We expect that a final resolution will be reached during the first quarter of 2000.

     Pursuant to our interconnection agreement with BellSouth, we continued to bill BellSouth during the first nine months of 1999 for reciprocal interconnection charges related to our provision of facilities-based local exchange services. A significant amount of these charges is attributable to call terminations by us to customers that are ISPs. BellSouth has stated that it views termination to ISPs as not included under the reciprocal charge arrangements set forth in the BellSouth interconnection agreement, and has refused to pay compensation for such terminations either to us or to other CLECs operating under similar interconnection agreements. The Alabama Public Service Commission rendered a ruling in favor of ITC/\DeltaCom in March 1999 and issued an order requiring BellSouth to pay all withheld reciprocal compensation sums within 20 days. BellSouth appealed this ruling to the United States District Court in Montgomery, Alabama. In August 1999, the United States District Court entered a decision and ordered BellSouth to pay reciprocal compensation for dial-up calls from BellSouth customers to ISPs served by us. The funds are currently being held in escrow by the federal court pending outcome of BellSouth's request for review of the order by the United States District Court. We have filed a similar complaint before the South Carolina Public Utilities Commission seeking a ruling requiring BellSouth to pay the reciprocal compensation with respect to our South Carolina operations.

     We have continued to bill BellSouth the reciprocal compensation rate under the interconnection agreement which expired July 1, 1999, which rate we believe will be substantially reduced retroactively to July 1, 1999 pursuant to the proceedings described above. Such a rate reduction would result in a substantial reduction in the accounts receivable billed and reserved subsequent to July 1, 1999. For the three months and nine months ended September 30, 1999, these charges to BellSouth amounted to approximately $5.9 million and $13.7 million, respectively. We recognized approximately $400,000 and $1.3 million of these charges as operating revenues during the three months and nine months ended September 30, 1999, respectively, which represent amounts BellSouth has actually paid or indicated it will pay, and we reserved against the remaining $5.5 million and $12.4 million of billings during the three months and nine months ended September 30, 1999, respectively. As of September 30, 1999, we had reserved for in excess of $18 million of cumulative local interconnection billings.

     In July 1999, we completed our acquisition, by merger, of AvData, a privately owned data network management solutions provider in Atlanta, Georgia. We issued 983,511 shares of our common stock related to this merger, of which 171,898 shares are being held in a two-year escrow account to protect against certain contingencies. The transaction is subject to an earnout, which, if certain performance objectives are met, could require us to issue up to an additional 336,730 shares of common stock in 2000. We believe that this acquisition has strengthened and enhanced our data service offerings by expanding our current base of data products to include consulting, integration, operation and proactive management of data networks, in-depth network performance analysis, as well as design and implementation services for data network deployment.

     In July 1999, we announced that we would introduce an advanced internet protocol ("IP") network in the southeast beginning this fall. This network became operational in October 1999. Through October, we had installed 12 Cisco GSR routers and 14 Cisco 7513 edge routers at strategic points on this IP network. The addition of this network should enhance our data product offerings and allow us to better serve the expanding demand for enhanced IP-based data and Internet services.

     In August 1999, we completed our acquisition of certain assets of SciTel, a privately owned telecommunications equipment provider headquartered in Greenwood, Mississippi. We issued 83,117 shares of common stock to consummate the transaction. This acquisition expanded our physical presence in Mississippi to include the Hattiesburg, Tupelo and Greenwood markets.

                       Quarterly Statistical Highlights*

                                               September 30,   June 30,   March 31,   December 31,
                                                    1999         1999        1999         1998
                                               --------------  ---------  ----------  -------------
Statistical Data:
Cumulative markets                                        30         26          23             22
Business customers served -
   Retail Services**                                  11,900     11,250      11,000         10,500
Route miles                                            8,250      8,100       7,800          7,800
Collocations                                              70         36          30             30
Voice switches                                             9          8           7              7
ATM switches                                              10         10           7              6
Frame relay switches                                      17         19          15             14
Number of employees                                    1,570      1,330       1,170          1,125
Lines sold cumulative                                 91,800     74,400      60,000         42,000
Lines installed cumulative                            76,000     56,000      45,300         32,200
Lines installed/Lines sold percentage                     83%        75%         76%            77%

       *Data rounded except as to markets, collocations and switches. **Reflects the combination of certain customers' multiple accounts into a single customer profile.

Results of Operations

     The following tables set forth, in thousands, certain historical data for the three and nine month periods ended September 30, 1999 and the three and nine month periods ended September 30, 1998 for our carriers' carrier services and retail services segments:


                                                               Carriers' Carrier Services
                            ---------------------------------------------------------------------------------------
                                        Three Months Ended                           Nine Months Ended
                                          September 30,                                September 30,
                              1999        %        1998        %           1999         %          1998         %
                            ---------  -------  -----------  -----    -------------   ------  --------------  -----

Revenues                    $ 19,030    100%   $  13,161    100%         $ 53,659      100%       $ 36,531    100%
Cost of services               2,593     14%       2,096     16%            8,003       15%          5,130     14%
                             -------   ----      -------   ----          --------     ----        --------   ----
Gross margin                  16,437     86%      11,065     84%           45,656       85%         31,401     86%
                             -------   ----      -------   ----          --------     ----        --------   ----

Operating expenses:
  Selling, operations
    and administration         6,660     35%       3,544     27%           17,214       32%         10,614     29%
  Depreciation and
    amortization               7,581     40%       5,026     38%           20,630       38%         13,737     38%
                             -------   ----      -------   ----          --------     ----        --------   ----

Total operating expenses      14,241     75%       8,570     65%           37,844       70%         24,351     67%
                             -------   ----      -------   ----          --------     ----        --------   ----

Operating income             $ 2,196     11%     $ 2,495     19%         $  7,812       15%       $  7,050     19%
                             =======   ====      =======   ====          ========     ====        ========   ====

EBITDA, as adjusted          $ 9,777     51%     $ 7,521     57%         $ 28,442       53%       $ 20,787     57%
                             =======   ====      =======   ====          ========     ====        ========   ====

                                                                 Retail Services
                            ------------------------------------------------------------------------------------------
                                        Three Months Ended                           Nine Months Ended
                                          September 30,                                September 30,
                              1999        %        1998        %           1999         %          1998          %
                            ---------  -------  -----------  -----    -------------   ------  --------------  --------
Revenues                    $ 46,781    100%   $  32,515    100%       $  122,562      100%    $    86,691    100%
Cost of services              28,949     62%      20,389     63%           78,559       64%         53,489     62%
                             -------   ----      -------   ----           --------    ----        --------   ----
Gross margin                  17,832     38%      12,126     37%           44,003       36%         33,202     38%
                             -------   ----      -------   ----           --------    ----        --------   ----

Operating expenses:
  Selling, operations
    and administration        19,552     42%      13,709     42%           51,378       42%         35,676     41%
  Depreciation and
    amortization               6,781     14%       3,145     10%           17,169       14%          7,637      9%
                             -------   ----      -------   ----           -------     ----        --------   ----

Total operating
    expenses                  26,333     56%      16,854     52%           68,547       56%         43,313     50%
                             -------   ----      -------   ----           -------     ----        --------   ----

Operating loss               $(8,501)  (18)%     $(4,728)  (15)%         $(24,544)    (20)%       $(10,111)  (12)%
                             =======   ====      =======   ====          ========    ====         ========   ====

EBITDA, as adjusted          $(1,720)   (4)%     $(1,583)   (5)%         $ (7,375)     (6)%       $ (2,474)   (3)%
                             =======   ====      =======   ====          ========    ====         ========   ====


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

     Total revenue increased $20.1 million, or 44.0%, from $45.7 million for the three months ended September 30, 1998 to $65.8 million for the three months ended September 30, 1999. Revenues from our retail services increased $14.3 million, or 44.0%, from $32.5 million for the three months ended September 30, 1998 to $46.8 million for the three months ended September 30, 1999. The increase in retail services revenue was attributable to:

     . the inclusion of revenue from the operations of AvData and SciTel since the completion of those transaction on July 8, 1999 and August 16, 1999, respectively;
     .  increased product diversity;
     .  a continued increase in the number of business customers;
     .  continued geographic expansion;
     .  continued growth in local lines in service;
     . continued growth in long distance minutes of use, partially offset by a decrease in rates per long distance minutes per use; and
     . continued stability in the rate of revenue loss from lost customers from period to period.

We continue to experience revenue growth in our local and data products and expect this trend, as well as the growth in our minutes of use, to continue through at least the remainder of 1999.

     Revenues from carriers' carrier services increased $5.8 million, or 44.0%, from $13.2 million for the three months ended September 30, 1998 to $19.0 million for the three months ended September 30, 1999. The increase in revenue from the carriers' carrier services segment was attributable to:

     . the continued increasing demand for bandwidth, partially offset by continued adjustments of customers' rates to current market rates;
     . expansion of owned and operated network routes, including our addition of 150 route miles during the third quarter of 1999; and
     . growth in commissions derived from the managed, monitored and marketed network routes.

We expect to continue to experience growth in our carrier's carrier services revenue during the remainder of 1999 and into 2000. This revenue growth is expected, in part, from the expanded rollout of our wholesale IP backbone product, even as the rates of a portion of our customer base continue to be adjusted to current market rates.

Cost of Services

     Total cost of services increased $9.0 million, from $22.5 million for the three months ended September 30, 1998 to $31.5 million for the three months ended September 30, 1999. Cost of services for retail services increased $8.5 million, from $20.4 million for the three months ended September 30, 1998 to $28.9 million for the three months ended September 30, 1999. Cost of services for retail services was 62% as a percentage of revenue for the three months ended September 30, 1999 compared to 63% for the three months ended September 30, 1998. The decrease in cost of services as a percentage of revenue from the third quarter of 1998 compared to the third quarter of 1999 was due primarily to:

     . improved off-network long distance termination costs, partially offset by reduced long distance rates;
     . a higher percentage of facilities-based local products; and . the expansion of our data network service offerings, which carry higher gross margins.

We expect to experience modest improvements in cost of services as a percentage of revenues by continuing (1) to move off-network local and long distance services onto our own facilities and (2) to benefit from reductions in our off-network costs. We expect that any such improvements will be partially offset by the initial costs related to the implementation of our advanced IP network.

     Cost of services attributable to carriers' carrier services increased $500,000, from $2.1 million for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999. Cost of services as a percentage of revenue for carriers' carrier services decreased to 14% for the three months ended September 30, 1999 from 16% for the three months ended September 30, 1998. The decrease in cost of services as a percentage of revenue for the carriers' carrier services was due primarily to (1) moving off-network traffic onto our network as we added additional fiber routes, which allowed us to create additional self-healing rings, and (2) favorable competitive market pressures applied to pricing of off-network circuits.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $8.9 million, from $17.3 million, or 37.8% as a percentage of revenue, for the three months ended September 30, 1998 to $26.2 million, or 39.8% as a percentage of revenue, for the three months ended September 30, 1999. Selling, operations and administration expense attributable to retail services increased $5.9 million, from $13.7 million, or 42% as a percentage of revenue, for the three months ended September 30, 1998 to $19.6 million, or 42% as a percentage of revenue, for the three months ended September 30, 1999. The increase was primarily attributable to:

     . an increase in the number of employees, primarily employees dedicated to sales, customer support and provisioning;
     . the expansion of our customer premises equipment product line into four additional offices;
     . continued geographic expansion, including the conversion of SciTel's Tupelo, Hattiesburg and Greenwood offices to full service branches; and
     . costs associated with the expansion of existing service offerings, primarily local services.

We expect that selling, operations and administration expense as a percentage of revenue for our retail services should begin to decline in the fourth quarter.

     Selling, operations and administration expense attributable to carriers' carrier services increased $3.2 million, from $3.5 million, or 27% as a percentage of revenue, for the three months ended September 30, 1998 to $6.7 million, or 35% as a percentage of revenue, for the three months ended September 30, 1999. The increase in selling, operations and administration expense for the carriers' carrier segment was primarily due to additions of personnel resulting from the geographic expansion of our network, costs related to the infrastructure required to support the IP backbone and an increase in information systems, research and development, marketing and accounting costs.

Depreciation and Amortization

     Total depreciation and amortization expense increased $6.2 million, from $8.2 million for the three months ended September 30, 1998 to $14.4 million for the three months ended September 30, 1999. Retail services accounted for $3.6 million of the increase, which was primarily related to the installation of new central office and related switching equipment. Carriers' carrier services operations accounted for $2.6 million of the increase, which was primarily due to the purchase of additional electronic equipment to support the continued expansion of the fiber optic network. We expect depreciation and amortization to continue to increase during the remainder of 1999 as we add new switches and network facilities and expand into new markets.

Interest Expense

     Total interest expense increased $3.9 million, from $7.9 million for the three months ended September 30, 1998 to $11.8 million for the three months ended September 30, 1999. The $3.9 million increase in interest expense was primarily attributable to the interest on our 9-3/4% Senior Notes, which we issued in November 1998, and our 4-1/2% Convertible Subordinated Notes, which we issued in May 1999.

Interest Income

     Total interest income increased $2.6 million, from $2.0 million for the three months ended September 30, 1998 to $4.6 million for the three months ended September 30, 1999, as a result of the temporary investment of available cash balances pending their deployment for operations.

Other Income (Expense)

     In March 1998, we reclassified our interest rate swap from a hedge of an anticipated transaction to a trading security. The reclassification resulted in a non-cash charge against earnings of approximately $2.5 million. This change in classification required us to record the interest rate swap agreement on the consolidated balance sheet at fair market value. The interest rate swap agreement is marked to market on a monthly basis. For the three months ended September 30, 1999 and 1998, we recognized income (expense) from the mark-to-market of the interest rate swap of approximately $15,000 and $(599,000), respectively.

EBITDA, as adjusted

     EBITDA, as adjusted, increased $2.2 million, from $5.9 million for the three months ended September 30, 1998 to $8.1 million for the three months ended September 30, 1999. EBITDA, as adjusted, attributable to our retail services for the three months ended September 30, 1999 was $(1.7) million compared to $(1.6) million for the three months ended September 30, 1998. EBITDA, as adjusted, attributable to retail services improved from (4.9)% of revenues for the three months ended September 30, 1998 to (3.7)% of revenues for the three months ended September 30, 1999. The improvement in EBITDA, as adjusted, as a percentage of revenue for the retail services, which was partially offset by the costs associated with the expansion of our business, was primarily due to:

     . continued revenue growth resulting from product and geographic expansion;
     .  improved off-network long distance termination costs;
     .  a higher percentage of facilities-based local products;
     . continuous monitoring of our network to ensure maximum cost efficiencies; and
     . the inclusion of higher gross margin products associated with our expanded data product offerings.

     EBITDA, as adjusted, attributable to our carriers' carrier services increased $2.3 million, from $7.5 million for the three months ended September 30, 1998 to $9.8 million for the three months ended September 30, 1999. The increase in EBITDA, as adjusted, for the carriers' carrier segment was primarily attributable to the continued increase in the demand for bandwidth, partially offset by rate adjustments for customers to current market rates and an increase in information systems, research and development, marketing and accounting costs.

     Although we expect to continue to experience pricing pressures and incur additional costs related to the implementation of our advanced IP network, we expect EBITDA, as adjusted, to increase during the remainder of 1999 as we benefit from the migration of more of our new and existing traffic onto our own facilities and as we experience greater penetration of recently expanded markets.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenues

     Total revenue increased $53.0 million, or 43.0%, from $123.2 million for the nine months ended September 30, 1998 to $176.2 million for the nine months ended September 30, 1999. Revenues from our retail services increased $35.9 million, or 41.4%, from $86.7 million for the nine months ended September 30, 1998 to $122.6 million for the nine months ended September 30, 1999. The increase in retail services revenue was attributable to:

     . continued increase in the number of business customers, from 10,000 as of September 30, 1998 to over 11,900 as of September 30, 1999;
     . the inclusion of revenue from the operations of AvData and SciTel since the completion of those transactions on July 8, 1999 and August 16, 1999, respectively;
     .  an increase in product diversity;
     . continued geographic expansion, including the addition of 9 new markets; . continued growth in local lines in service, from 25,500 as of
        September 30, 1998 to 76,000 as of September 30, 1999;
     . continued growth in long distance minutes of use; and . continued stability in the rate of revenue loss from lost customers from period to period.

     Revenues from our carriers' carrier services increased $17.2 million, or 47.1%, from $36.5 million for the nine months ended September 30, 1998 to $53.7 million for the nine months ended September 30, 1999. The increase in revenue from the carriers' carrier services segment was attributable to:

     . the continued increasing demand for bandwidth, partially offset by pricing pressures on certain network routes;
     . expansion of the fiber optic network, from approximately 7,000 route miles as of September 30, 1998 to approximately 8,250 route miles as of September 30, 1999; and
     . growth in commissions derived from our managed, monitored, and marketed network routes.

     We expect to experience continued revenue growth in both our retail services and our carrier's carrier services during the remainder of 1999 and into 2000. This growth is expected to be driven primarily by: (1) increased demand for our diverse retail product mix, especially our local and data products, and (2) increased demand for bandwidth, including our new wholesale IP backbone product.

Cost of Services

     Total cost of services increased $28.0 million, from $58.6 million for the nine months ended September 30, 1998 to $86.6 million for the nine months ended September 30, 1999. Cost of services for retail services increased $25.1 million, from $53.5 million for the nine months ended September 30, 1998 to $78.6 million for the nine months ended September 30, 1999. Cost of services as a percentage of revenue for retail services increased to 64% for the nine months ended September 30, 1999 from 62% for the nine months ended September 30, 1998. The increase in cost of services as a percentage of revenue from the first nine months of 1998 compared to the first nine months of 1999 was due primarily to
(1) an increase in sales of the local resale product, which generally has lower margins, and (2) a decrease in long distance rates. Although we experienced a slight increase in the cost of services as a percentage of revenues in the first nine months of 1999 compared to the first nine months of 1998, we had successive reductions in this percentage in each quarter of 1999. We expect to continue to experience improvements in the cost of service as a percentage of revenues as we continue to move local and long distance services to our own facilities and as we receive reductions in our off-network costs. We expect that such improvements will continue to be partially offset by costs related to our advanced IP network.

     Cost of services attributable to carriers' carrier services increased $2.9 million, from $5.1 million for the nine months ended September 30, 1998 to $8.0 million for the nine months ended September 30, 1999. Cost of services as a percentage of revenue for carriers' carrier services increased to 15% for the nine months ended September 30, 1999 from 14% for the nine months ended September 30, 1998. The 1% increase in the cost of services as a percentage of revenue was due primarily to rate adjustments for customers to current market rates. We believe these pricing pressures will be offset in the future by an increasing demand for bandwidth.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $22.3 million, from $46.3 million, or 37.6% as a percentage of revenue, for the nine months ended September 30, 1998 to $68.6 million, or 38.9% as a percentage of revenue, for the nine months ended September 30, 1999. Selling, operations and administration expense attributable to retail services increased $15.7 million, from $35.7 million for the nine months ended September 30, 1998 to $51.4 million for the nine months ended September 30, 1999, which represented an increase from 41% to 42% as a percentage of revenue. The increase in selling, operations and administration expense as a percentage of revenue for the retail services segment was attributable to:

     . an increase in the number of employees, primarily employees dedicated to sales, customer support and provisioning;
     . the expansion of our product lines, especially local and data; and . continued geographic expansion, including the addition of 9 branch offices.

     Selling, operations and administration expense attributable to carriers' carrier services increased $6.6 million, from $10.6 million for the nine months ended September 30, 1998 to $17.2 million for the nine months ended September 30, 1999, representing an increase from 29% to 32% as a percentage of revenue. The increase in selling, operations and administration expenses for the carriers' carrier services was primarily due to additions of personnel resulting from the geographic expansion of our network, the infrastructure required to support the IP backbone and an increase in information systems, research and development, marketing and accounting costs.

Depreciation and Amortization

     Total depreciation and amortization expense increased $16.4 million, from $21.4 million for the nine months ended September 30, 1998 to $37.8 million for the nine months ended September 30, 1999. Retail services accounted for $9.5 million of the increase, which was primarily related to installation of new central office and other telecommunications equipment. Carriers' carrier services accounted for $6.9 million of the increase, which was primarily attributable to network expansion. We expect depreciation and amortization expense to continue to increase through the remainder of 1999 as we add new switches and network facilities and expand into new markets.

Interest Expense

     Total interest expense increased $10.1 million, from $23.3 million for the nine months ended September 30, 1998 to $33.4 million for the nine months ended September 30, 1999. The $10.1 million increase was attributable to interest on our 8-7/8% Senior Notes, which we issued in March 1998, our 9-3/4% Senior Notes, which we issued in November 1998, and our 4-1/2% Convertible Subordinated Notes, which we issued in May 1999. We expect interest expense to increase during the remainder of 1999 compared to 1998 due to interest on the 9-3/4% Senior Notes and the 4-1/2% Convertible Subordinated Notes.

Interest Income

     Total interest income increased $2.9 million, from $7.4 million for the nine months ended September 30, 1998 to $10.3 million for the nine months ended September 30, 1999, as a result of the temporary investment of available cash balances pending their deployment for operations.

Other Income (Expense)

     In March 1998, we reclassified our interest rate swap from a hedge of an anticipated transaction to a trading security. The reclassification resulted in a non-cash charge against earnings of approximately $2.5 million. This change in classification required us to record the interest rate swap agreement on the consolidated balance sheet at fair market value. The interest rate swap agreement is marked to market on a monthly basis. For the nine months ended September 30, 1999 and 1998, we recognized income (expense) from the mark-to-market of the interest rate swap of approximately $545,000 and $(2.8) million, respectively.

Extraordinary Loss

     During the nine months ended September 30, 1998, we incurred a pre-tax extraordinary loss of $10.6 million, or $8.4 million after tax, related to the redemption of $70 million of our 11% Senior Notes. The extraordinary loss consisted of $7.7 million redemption premium and a $2.9 million write-off of related debt-issuance costs.

EBITDA, as adjusted

     EBITDA, as adjusted, increased $2.8 million, from $18.3 million for the nine months ended September 30, 1998 to $21.1 million for the nine months ended September 30, 1999. EBITDA, as adjusted, attributable to our retail services for the nine months ended September 30, 1999 was $(7.4) million compared to $(2.5) million for the nine months ended September 30, 1998. EBITDA, as adjusted, attributable to retail services decreased from (2.9)% of revenues for the nine months ended September 30, 1998 to (6.0)% of revenues for the nine months ended September 30, 1999. The decrease in EBITDA, as adjusted, for the retail services was primarily due to increases in local services provided on a resale basis, an increase in the costs associated with the expansion of new sales offices and the employment of additional personnel to support growth and expansion of this segment.

     EBITDA, as adjusted, attributable to our carriers' carrier services increased $7.6 million, from $20.8 million for the nine months ended September 30, 1998 to $28.4 million for the nine months ended September 30, 1999. The increase in EBITDA, as adjusted, for the carriers' carrier segment was primarily attributable to the increased demand for bandwidth, partially offset by rate adjustments for customers to current market rates.

Liquidity and Capital Resources

     We generated net cash from operating activities of $(7.5) million and $8.4 million for the nine months ended September 30, 1999 and 1998, respectively. Changes in working capital were $(7.5) million and $6.0 million for the nine months ended September 30, 1999 and 1998, respectively. The change for the nine months ended September 30, 1999 resulted primarily from an increase in accounts receivable, inventory, and prepaid expenses, partially offset by an increase in accounts payable, accrued interest and accrued compensation and other accrued liabilities. For the nine months ended September 30, 1998, such changes were primarily due to an increase in accrued interest, unearned revenue, accrued compensation and other accrued liabilities and accounts payable and a decrease in income tax refund receivable from ITC Holding, partially offset by increases in accounts receivable, income tax refund receivable, inventory and prepaid expenses.

     Cash used for investing activities was $106.6 million and $72.3 million for the nine months ended September 30, 1999 and 1998, respectively. The cash used in investing activities in the nine months ended September 30, 1999 and 1998 was primarily for the funding of capital expenditures. We made net capital expenditures of $115.2 million and $95.6 million for the nine months ended September 30, 1999 and 1998, respectively. Of the $115.2 million of net capital expenditures for the nine months ended September 30, 1999, $50.2 million related to carriers' carrier services and $65.0 million related to retail services. Of the $95.6 million of net capital expenditures for the nine months ended September 30, 1998, $40.0 million related to carriers' carrier services and $55.6 million related to retail services. The increase in cash used in investing activities results from our commitment to expand our existing network and facilities as we implement and execute our business plan.

     Cash provided by financing activities was $219.4 million and $77.1 million for the nine months ended September 30, 1999 and 1998, respectively. Cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of net proceeds of $97.0 million from the sale of the 4-1/2% Convertible Subordinated Notes and $120.9 million from the issuance of common stock in May 1999. Cash provided by financing activities for the nine months ended September 30, 1998 consisted primarily of net proceeds of $155.2 million from the sale of the 8-7/8% Senior Notes, less $70.0 million repayment of principal on the 11% Senior Notes and $7.7 million premium payment on the early extinguishment of debt.

     In May 1999, we completed an underwritten public offering and sale of 6,037,500 shares of our common stock, yielding net proceeds to us of approximately $120.9 million. We intend to use the net proceeds from this offering (1) to fund an accelerated market expansion of our telecommunications business, including expansion of our fiber optic network, expansion of our local ISP telecommunications services and the opening of new sales offices and (2) for additional working capital and other general corporate purposes.

     In May 1999, we completed a private offering and sale of $100 million aggregate principal amount of our 4-1/2% Convertible Subordinated Notes due 2006, yielding net proceeds to us of approximately $97.0 million. The 4-1/2% Convertible Subordinated Notes bear interest at an annual rate of 4-1/2% payable each May 15 and November 15, beginning November 15, 1999. These notes are unsecured general obligations of ITC/\DeltaCom and are convertible into common stock at any time after August 10, 1999, at a conversion price of $26.67 per share, subject to adjustment in certain events. We may redeem the notes or make the notes nonconvertible under certain circumstances before May 17, 2002. We intend to use the net proceeds from this private offering (1) to fund an accelerated expansion of our fiber optic network and (2) to purchase switching equipment, inventory, and other electronics and network assets related to our fiber optic network and to our provision of primary rate interface connectivity to ISPs.

     In May 1999, we amended our secured revolving credit facility with NationsBank, N.A. to permit (1) the acquisition of AvData, (2) the issuance of the common stock in the May 1999 common stock offering and (3) the issuance of and payment of interest on the 4-1/2% Convertible Subordinated Notes, the redemption of those notes and the issuance of common stock upon conversion of those notes. No amounts are outstanding under the credit facility.

     At September 30, 1999, we had entered into agreements with vendors to purchase approximately $81.3 million of equipment and services. For the nine months ended September 30, 1999, we had made capital expenditures of approximately $115.2 million. We currently estimate that our aggregate capital requirements through 2000 will total approximately $250.0 to $300.0 million (inclusive of the approximately $81.3 million in commitments as of September 30, 1999). We expect to make substantial capital expenditures thereafter. Capital expenditures through 2000 will be primarily for the following:

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

     In July 1999, we completed our acquisition of AvData. We issued 983,511 shares of our common stock to consummate the merger, of which 171,898 shares are being held by a trustee in escrow for two years to protect against certain contingencies. The transaction is subject to an earnout, which, if certain performance objectives are met, could require us to issue up to an additional 336,730 shares of common stock in 2000.

     In August 1999, we completed our acquisition of certain assets of SciTel. We issued 83,117 shares of common stock to consummate the transaction. This acquisition expanded our physical presence in Mississippi to include the Hattiesburg, Tupelo and Greenwood markets.

     As of September 30, 1999, we had $289.5 million of cash and cash equivalents, excluding restricted investments. We believe that proceeds from the May 1999 common stock offering, proceeds from the May 1999 convertible subordinated notes offering, cash on hand and cash flow from operations will provide sufficient funds to enable us to expand our business as currently
planned.   In addition, subject to compliance with applicable covenants in the credit agreement, we may borrow funds under our credit facility to supplement the capital we need to expand our business as currently planned. In the event that our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations. In addition, if we successfully complete any acquisitions, we may be required to seek additional capital sooner than currently anticipated.

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

     Although our liquidity has improved, our level of indebtedness and debt service obligations significantly increased as a result of our issuance of the 11% Senior Notes, the 8-7/8% Senior Notes, the 9-3/4% Senior Notes, and the 4-1/2% Convertible Subordinated Notes. The successful implementation of our strategy, including expansion of our network and obtaining and retaining a significant number of customers, and significant and sustained growth in our cash flow are necessary for us to be able to meet our debt service requirements. We cannot assure you that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges, or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

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

     Program Execution and Oversight.  We have established a Year 2000 project
     --------------------------------
office, and our executive management reviews our progress on Year 2000 efforts on a monthly basis. The board of directors has designated the Year 2000 oversight role to its Audit Committee, which receives periodic updates and progress reports on our Year 2000 preparations.

     To execute our Year 2000 program, we are utilizing both internal and external resources to identify, correct, reprogram and test our systems for Year 2000 compliance. Our use of internal resources to achieve the aims of our Year 2000 program has not had a material adverse effect on our ability to develop new products and services or to maintain and upgrade, if necessary, our existing products and services. Our use of external resources to achieve the aims of our Year 2000 program has not had a material adverse effect on our operations or earnings.

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

     Assessment Phase.  As part of the assessment phase of this program, we have
     -----------------
identified substantially all of the major components of the systems described above. In order to determine the extent to which such systems are vulnerable to the Year 2000 issue, we:

     .  evaluated our internally developed software applications;
     . inventoried and assessed our facilities and equipment; and . contacted substantially all of our significant hardware, software, and other equipment vendors, third party network service providers, other material service providers, and our material customers, requesting detailed, written information related to their Year 2000 compliance and the compliance status of the products or services they provide to us, if any.

In addition, we perform a Year 2000 readiness assessment of all potential purchases, leases, or contracts in an effort to prevent the acquisition of a non-compliant system or facility.

     To date, we have received and analyzed responses from substantially all of our major vendors and service providers. We have also received responses from approximately 80% of our customers to which inquiries were sent. The responses received included our major carrier's carrier and retail services customers.

     Based upon the responses received to date, and assuming contradictory responses are not received in the future from the third parties who have been solicited, we believe that our third party manufactured computer operating systems dedicated to our customer service, call detail records and billing systems, and our Nortel and Ascend system switches are now Year 2000 compliant. We continue to closely monitor the Year 2000 readiness of the three public utilities that own and operate approximately 3,700 miles of our approximately 8,250-mile fiber optic network. These three utilities have indicated that they are Year 2000 compliant. We have been informed by the financial institutions that provide services to us that they each have undertaken Year 2000 programs and are Year 2000 compliant. Of our two largest carrier's carrier customers, which together represented approximately 10.8% of our consolidated revenues for the nine months ended September 30, 1999, one has responded that it is Year 2000 compliant and the other has responded that its mission-critical systems are compliant. Of our five largest retail services customers, which represented an aggregate of approximately 12.1% of our consolidated revenues for the nine months ended September 30, 1999, four have either informed ITC/\DeltaCom or made public disclosures that their mission-critical systems are now Year 2000 compliant.

     Remediation and Testing.  Based upon the results of our assessment efforts,
     -----------------------
we conducted remediation and testing of the at-risk systems identified by the assessment. The activities conducted during this phase were intended to affirmatively address potential Year 2000 problems in our internally developed computer software in our information technology and non-information technology systems, and then demonstrate that the remediation was effective when the system is used within normal operating parameters. In this phase, we first evaluated a program application and, if a potential Year 2000 problem was identified, took steps to remediate the problem. The application was then individually tested to confirm that the remediating changes were effective and did not adversely affect the functionality of that application. Similar remediation and testing was undertaken with respect to the hardware and other equipment that operates or is operated by the software. After the individual applications and system components were remediated and tested, integrated testing was conducted to demonstrate functional integrated systems operation.

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

     Contingency Planing.  We have established a Year 2000 contingency planning
     --------------------
program office as a part of our Year 2000 program office. The Year 2000 contingency planning program office, utilizing both internal and external resources, has developed detailed contingency plans to respond to potential Year 2000-related failure scenarios. The contingency plans will continue to be refined and updated through the end of 1999 based upon, among other things, responses from third party inquiries.

     The bulk of our contingency planning primarily addresses potential year 2000 problems due to the potential failure of our interconnecting carriers' and vendors' Year 2000 remediation efforts and our failure and/or the failure of our third party suppliers to remediate major systems successfully. The contingency plans have been developed to address the following primary goals in the event of a failure:

     .  Keeping customers in service
     .  Maintaining trouble reporting and response
     .  Processing new orders for service
     . Maintaining accurate records throughout the millennium date change period, with particular emphasis on correct accounting for sales and billing

     While we expect to maintain normal operations throughout the millennium date change, each of our switch centers, network operations centers, and data centers will have senior personnel on-site and be fully staffed during the December 31, 1999 through January 3, 2000 time period.

     Costs Related to the Year 2000 Issue.  We have incurred, and expect to
     -------------------------------------
incur in the future, internal labor as well as consulting and other expenses necessary to prepare our systems for the Year 2000. Through the end of 1998, we incurred approximately $1.1 million in external costs for our Year 2000 program. We incurred approximately $742,000 during the nine months ended September 30, 1999 and currently estimate that we will incur additional external expenses during 1999 to complete our Year 2000 compliance work, which we do not expect to exceed approximately $250,000. The actual costs, which may vary from our estimates, have been, and will continue to be, expensed as incurred.

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

     We believe that our Year 2000 program has reduced our level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of our information technology, telecommunications equipment, and operating systems, our major vendors, third party network service providers, and other material service providers and our customers. We believe that, with the internal implementation of remediated information and network systems and our interconnecting carriers' and primary vendors' Year 2000 readiness, we will maintain normal operations for all dates on and after December 31, 1999.

Effects on Accounting Standards

     Statement of Position 98-1, Accounting for the Costs of computer Software Developed or Obtained for Internal Use, provides guidance on accounting for the costs of computer software developed or obtained for internal use and was adopted January 1, 1999, with no material impact on the consolidated financial statements.

     SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (1) derivative instruments and (2) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 (January 1, 2001 for companies with calendar-year fiscal years). We expect to implement SFAS No. 137 for the fiscal year beginning January 1, 2001, and do not expect the adoption of SFAS No. 137 will have a material affect on our consolidated financial statements.

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

     We are exposed to interest rate risk related to our interest rate swap agreement and our borrowings under our credit facility. There were no borrowings outstanding under our credit facility as of September 30, 1999. Additionally, we are exposed to fair value risk related to our fixed-rate, long-term debt. Our market risk sensitive instruments do not subject us to material market risk exposures.

                                  P A R T  II

                               OTHER INFORMATION

Item 1.  Legal Proceedings

     On July 1, 1999, our resale and interconnection agreement with BellSouth expired. We are currently in arbitration with BellSouth, in the public utilities (or service) commissions in all BellSouth states except Kentucky, regarding certain terms and conditions of the interconnection agreement, although we will continue to exchange traffic under substantially the same terms as those provided by the interconnection agreement on a month-to-month basis until such time as renewal terms, conditions and prices are ordered by a state commission or negotiated by the parties. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" for more information on these proceedings.

Item 2.  Changes in Securities and Use of Proceeds

        (c)  Sales of Unregistered Securities

     In consideration of our acquisition of the assets of SciTel, which we completed effective August 16, 1999, we issued 83,117 shares of common stock valued at approximately $2.0 million to the sole stockholder of SciTel. See
Note 5 to the financial statements appearing elsewhere in this report for additional information regarding this transaction. In connection with this issuance, the Company relied on the exemption from registration provided under
Section 4(2) of the Securities Act of 1933. The Company did not engage in any advertising or general solicitation in connection with the offer and sale of the securities. In addition, the Company provided or made available information concerning the Company and the common stock, obtained investment representations from SciTel's stockholder and placed restrictive legends on the certificates evidencing the securities issued.

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


                               ITC/\DELTACOM, INC.
                               ------------------
                               (Registrant)


Date:  November 12, 1999       By:  /s/ Foster O. McDonald
                                    ----------------------
                                    Foster O. McDonald
                                    President


Date:  November 12, 1999       By:  /s/ Douglas A. Shumate
                                    ----------------------
                                    Douglas A. Shumate
                                    Senior Vice President and
                                    Chief Financial Officer