Form 10-K405
period 1999-12-31
ITC DELTACOM INC
filed 2000-03-30
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                      -----------------------------------

                                   FORM 10-K

          [X]      Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1999

                                       OR

          [  ]    Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the transition period from ______ to ______

                        Commission file number:  0-23252

                               ITC/\DELTACOM, INC.

             (Exact name of registrant as specified in its charter)


           Delaware                                      58-2301135
------------------------------------------        -------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1791 O.G. Skinner Drive
West Point, Georgia                                        31833
------------------------------------------        -------------------------
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (706) 385-8000

          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                  ---------------------------------------------
                                 Title of Class

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No _____
                                               ----

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 24, 2000, based upon the closing price of the registrant's common stock on The Nasdaq National Market on that date, is $1,133,066,710.

  The number of shares of the registrant's common stock outstanding on March 28, 2000 was 60,009,604.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Certain information in the Proxy Statement for the 2000 Annual Meeting of Stockholders of the registrant is incorporated by reference into Part III hereof.

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                     PART I

Item 1.    Business.......................................................    3
Item 2.    Properties.....................................................   28
Item 3.    Legal Proceedings..............................................   28
Item 4.    Submission of Matters to a Vote of Security Holders............   28

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters........................................................   29
Item 6.    Selected Financial Data........................................   30
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   32
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.....   51
Item 8.    Financial Statements and Supplementary Data....................   51
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................   51

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.............   52
Item 11.   Executive Compensation.........................................   52
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.................................................   52
Item 13.   Certain Relationships and Related Transactions.................   52

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K....................................................   53

Index to Consolidated Financial Statements................................  F-1

  This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," believe," "estimate," "expect," "intend" and "plan" as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by ITC/\DeltaCom, Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations as a result of, among other factors, the factors discussed under the caption "Business--Risk Factors."

  Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

  Unless we indicate otherwise, references in this report to "we," "us", "our" and "ITC/\DeltaCom" mean ITC/\DeltaCom, Inc. and its subsidiaries and predecessors. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to one decimal place and dollar amounts less than $1 million to the nearest thousand.


                                     PART I

Item 1.  Business.

Overview

  We are a full service provider of integrated voice and data telecommunication services on a retail basis to mid-sized and major regional businesses in the southern United States and a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own, operate and manage an extensive fiber optic network in the southern United States. We had revenues of approximately $244.8 million for the year ended December 31, 1999, which represents a 42% increase over revenues of $171.8 million for the year ended December 31, 1998.

  During 1999, we acquired, by merger, AvData Systems, Inc., or "AvData," a privately owned data network management provider headquartered in Atlanta, Georgia. We believe this acquisition has strengthened and enhanced our data services offerings by expanding our current base of data products to include consulting, integration, operation and proactive management of data networks, in-depth network performance analysis, and design and implementation services for data network deployment.

  Also during 1999, we acquired assets of Scientific Telecommunications, Inc., or "SciTel," a privately owned telecommunications equipment provider headquartered in Greenwood, Mississippi. This acquisition expanded our physical presence in Mississippi to include the Hattiesburg, Tupelo and Greenwood markets.

  In February 2000, we announced the creation of a new business to be operated as e/\DeltaCom. We expect that e/\DeltaCom will enable us to extend and enhance our current data and Internet access products by offering customers collocation and Web server hosting services integral to operating business-critical applications over the Internet. In addition to these services, e/\DeltaCom will provide a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery, and circuits from customer premises to our network. We expect e/\DeltaCom to generate increased Internet access traffic resulting from the connection of e/\DeltaCom's customers to our existing Internet protocol, or "IP," backbone.

  We were incorporated in Delaware. Our principal executive offices are located at 1791 O.G. Skinner Drive, West Point, Georgia 31833, and our telephone number at that address is (706) 385-8000.


Industry Overview

  We operate in the long distance and local telecommunications markets. These markets continue to undergo substantial changes, including fundamental changes resulting from the February 8, 1996 enactment of the Telecommunications Act of 1996, which we refer to as the "Telecommunications Act," and the divestiture of AT&T's local phone systems. We believe that, as a result of continued regulatory and technological changes and competitive trends, competitive local telecommunications companies such as ITC/\DeltaCom have substantial opportunities for growth.

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

  Industry sources have estimated that the 1998 aggregate United States revenues for all toll-based services approximated $105.1 billion.

  Local Services. The market for local exchange services consists of a number of distinct service components. These service components are defined by specific regulatory tariff classifications including:

  . local network services, which generally include basic dial tone, enhanced calling features and data services, including dedicated point-to-point and frame relay service;
  . network access services, which consist of access provided by local exchange carriers to long distance network carriers;
  . short-haul long distance network services, which include intraLATA long distance calls, or calls that originate and terminate in the same local access and transport area; and
  . other varied services, including the publication of "white page" and "yellow page" telephone directories.

  Industry sources have estimated that the 1998 aggregate United States revenues for all local services approximated $104.6 billion. Until recently, there was virtually no competition in the local exchange markets, particularly for local network and network access services.

  Since 1984, several factors have served to promote competition in the local exchange market, including:

  . rapidly growing customer demand for an alternative to the local exchange carrier monopoly, influenced partly by the development of competitive activities in the long distance market;
  . advances in the technology for transmission of data and video, which require significant capacity and reliability levels;
  . the development of fiber optics and digital electronic technology, which have reduced network construction costs while increasing transmission speeds, capacity and reliability compared to copper-based networks;

  . the significant access charges interexchange carriers are required to pay to local exchange carriers to access the local exchange carriers' networks; and
  . a willingness on the part of legislators to enact and regulators to enforce legislation and regulations permitting and promoting competition in the local exchange market.

  The Telecommunications Act requires all local exchange carriers to "unbundle" their local network offerings and allow other providers of telecommunications services to interconnect with their facilities and equipment. Most significantly, the incumbent local exchange carriers are required to complete local calls originated by our customers and switched by us and to deliver inbound local calls to us for termination to our customers, assuring customers of unimpaired local calling ability. We expect to obtain access to incumbent carrier local "loop" facilities, which are the transmission lines connecting customers' premises to the public telephone network, on an unbundled basis at reasonable rates. In addition, local exchange carriers are obligated to provide local number portability and dialing parity upon request and make their local services available for resale by competitors. Local exchange carriers also are required to allow competitors non-discriminatory access to local exchange carrier pole attachments, conduit space and other rights-of-way. Moreover, states may not erect "barriers to entry" of local competition, although they may regulate such competition.

Services and Facilities

  Services. We currently provide two basic services: (1) full service integrated voice and data telecommunication services on a retail basis, which we refer to as our "retail services," and (2) wholesale long-haul services to other telecommunications companies, which we refer to as our "carriers' carrier services."

  Retail Services. Our retail services involve the provision of voice, data or video telecommunications services to end users or resellers. These retail services include:

  . local exchange services;
  . long distance services;
  . toll calling, calling card and operator services;
  . Asynchronous Transfer Mode, or "ATM," frame relay and high capacity broadband private line services;
  . primary rate interface connectivity and collocation services to Internet service providers, or "ISPs";
  . enhanced services, including conference calling, fax broadcasting and pre-
    paid calling cards;
  . consulting, integration, operation and proactive management of data networks:
  . in-depth network performance analysis and implementation and design services for data network deployment;
  . Internet, intranet and Web page hosting services; and . customer premise equipment sales, installation and repair.

  We intend to provide additional types of retail services in the future and expand the markets in which we offer local services as part of a bundled ``one-stop'' integrated telecommunications service, which will offer customers a wide range of switch-based value-added services. Our customer-focused software and network architecture permits us to present our customers with one fully integrated monthly billing statement for the entire package of retail services.

  Local Services. We currently provide local exchange services by (1) reselling the services of incumbent local exchange carriers and (2) using our own local switching facilities. Over time, we expect to provide local services primarily using our own switching facilities and existing regional fiber optic network, supplemented by unbundled facilities of incumbent local exchange carriers or other competitive local exchange carriers. We offer local exchange services in 32 of the 33 markets in which we currently provide retail services and expect to offer local services in a total of 40 markets by the end of 2000.

  Long Distance. We offer a full range of retail long distance services, including traditional switched and dedicated long distance, toll calling, international, calling card and operator services.

  Data Services. We provide high quality data services to our customers primarily using frame relay switches distributed strategically throughout our network. This enables customers to use a single network connection to communicate with multiple sites throughout our fiber optic network. We provide ATM services both on a resale basis and by using our own network. We provide data services to customers, such as banks and local and state governments, that need to transmit large amounts of data within our service region. We will continue to seek, through strategic business relationships with other providers, to interconnect our fiber optic network with the fiber optic networks of other companies. We anticipate increased demand for data services in the future, and expect that in the future a larger percentage of our revenues will be derived from the sale of data services.

  During 1999, we increased our data and related service offerings with the acquisition of AvData. New or expanded services offerings resulting from this acquisition include consulting, integration, operation and proactive management of data networks, with 24 x 7 monitoring, and trouble shooting, problem resolution and comprehensive network performance reporting for corporate networks. In addition, this acquisition enabled us to add to our product mix in-depth network performance analysis and design and implementation services for data network deployment.

  Internet Access, Intranet Services and Web Development. We provide dedicated frame relay, Internet access and intranet services, electronic mail and Web hosting services. We expect that mid-sized and larger businesses will require faster Internet access and larger bandwidth in the future, and we intend to offer products that will meet that demand.

  ISP Local Telecommunications Services. We provide local wholesale telecommunications services to ISPs such as primary rate interface connectivity between our network and the network of the ISP. In addition, we provide equipment collocation services to permit the ISP to collocate its modems, routers or network servers with our switching facilities.

  Customer Premise Equipment. We sell, install and repair customer premise equipment such as telephones, office switchboard systems and, to a lesser extent, private branch exchanges, or "PBX," for customers in the following markets:

  . Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery,
    Alabama;
  . Atlanta and Columbus, Georgia;
  . Jacksonville, Ocala and Pensacola, Florida;
  . Baton Rouge, Louisiana;
  . Greenwood, Hattiesburg, Jackson and Tupelo, Mississippi;
  . Charlotte and Greensboro, North Carolina; and
  . Charleston, Columbia and Greenville, South Carolina.

We intend to offer customer premise equipment sales, installation and repair in additional markets in the future, with the goals of augmenting and supporting our sale of local and long distance services and enhancing customer retention.

  Carriers' Carrier Services. Our carriers' carrier services are used by customers, such as major telecommunications carriers and non-facilities based carriers that have switches but do not own transmission facilities, to transport their already-switched traffic between local access and transport areas, or "LATAs," which are geographic areas composed of contiguous local exchanges. Calls being transmitted over a long-haul circuit for a customer are generally routed by the customer through a switch to a receiving terminal in our network. We transmit the signals over a long-haul circuit to the terminal where the signals are to exit our network. The customer then routes the signals through another switch and to the call recipient through a local exchange carrier. We provide DS-1, DS-3 and OC-N services. OC-N services are used by our customers for very high capacity inter-city connectivity and specialized high-speed data networking. The interface between our network and the customer's facilities is by either local exchange carrier or a direct connection between our network and the facilities of the customer. We typically bill the customers a fixed monthly rate depending on the capacity and length of the circuit, regardless of the amount the circuit is actually used.

  e/\DeltaCom Services. In February 2000, we announced the creation of a new business to be operated as e/\DeltaCom. We expect that e/\DeltaCom will enable us to extend and enhance our current data and Internet access products by offering customers collocation and Web server hosting services integral to operating business-critical applications over the Internet. In addition to these services, e/\DeltaCom will provide a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery, and circuits from customer premises to our network. We expect e/\DeltaCom to generate increased Internet access traffic resulting from the connection of e/\DeltaCom's customers to our existing Internet protocol, or "IP," backbone.

  Facilities. We own or manage approximately 8,250 route miles of a high quality fiber optic network which covers portions of ten states in the southern United States and extends to over 100 points of presence, or "POPs." These POPs are located in almost all major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where our only competitor is the incumbent local exchange carrier.

  We own approximately 4,550 route miles of our fiber optic network, which we have built or acquired since 1992. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,700 route miles of network owned and operated by these three utilities.

  In addition, we are able to purchase network capacity to certain cities not covered by our owned and managed network in North Carolina and South Carolina under a buy-sell agreement with Carolinas FiberNet, LLC, which manages fiber optic facilities in the two states. This agreement enables the parties to buy and sell capacity on each other's networks at pre-established prices, which are generally more favorable than the prices for such capacity available in the open market. Under this agreement, neither party is responsible for network maintenance charges relating to the other party's network.

  We expect to add approximately 1,000 to 1,500 owned and operated route miles to our fiber network by the end of 2000 through a combination of construction and long-term dark fiber leases. In addition, as part of our strategy, we intend to continue to evaluate the potential expansion of our network through a combination of new construction, long-term dark fiber leases and fiber swap transactions, depending on the extent of capital required over the economic life of the fiber assets we will deploy. Our decision to expand our fiber optic network will be based on various factors, including the number of our customers in a market, the anticipated operating cost savings associated with such construction, and any strategic relationships with owners of existing infrastructure, including utilities and cable operators. Through our strategic relationships with public utility companies, we believe that we will be able to achieve capital efficiencies in constructing and expanding our fiber optic network in a rapid and cost-effective manner. We also believe that our fiber optic network, in combination with our personalized approach to customer service, will create an attractive customer-focused platform for the provision of local, long distance and enhanced services.

  We have implemented electronic redundancy throughout our network, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure. In addition, approximately 65% of our owned and operated fiber optic network is protected by geographically diverse routing, a network design also called a "self healing ring." This network design enables traffic to be rerouted to an entirely different fiber optic cable, assuming capacity is available, in the event of a total cable cut.

  Our switching facilities currently consist of a Nortel DMS-250 switch in Arab, Alabama and Nortel DMS-500 switches in the following locations:

  .     Anniston, Birmingham and Montgomery, Alabama;
  .     Jacksonville and Ocala, Florida;
  .     Atlanta, Georgia;
  .     Gulfport, Mississippi;
  .     Greensboro, North Carolina; and
  .     Columbia, South Carolina.

The Nortel DMS-500 switches are capable of handling both local and long distance traffic, while the Nortel DMS-250 switch is capable on handling long distance only.

  These installations enable us to market our retail services, including local services, on a switch-based facilities basis in, among other markets:

  .     Anniston, Birmingham, Florence, Huntsville, Montgomery, and Mobile,
        Alabama;
  .     Jacksonville, Ocala and Orlando, Florida;
  .     Atlanta, Georgia;
  .     Gulfport, Mississippi;
  .     Charlotte and Greensboro, North Carolina; and
  .     Charleston, Columbia and Greenville, South Carolina.

We expect to place Nortel DMS-500 switches into service in Miami, Florida, Nashville, Tennessee and Houston, Texas by the end of 2000.

  We intend to place additional switches strategically along our fiber optic network over the next several years. We also intend to deploy a significant number of Nortel Access Nodes in the majority of the markets we intend to serve. The additional switches and nodes will allow us to perform local and long distance switching in our markets on a host/remote type relationship to the applicable Nortel DMS-500 switch. The Nortel Access Nodes will be connected to our Nortel DMS-500 switching platform, utilizing our fiber optic network wherever possible. This networking design, together with our interconnection agreement with BellSouth, will enable us to be a facilities-based provider of local and long distance services in all of the markets that we intend to enter.

  We are a member of the Associated Communications Companies of America, an eleven-member trade association that negotiates with carriers for wholesale telecommunications services for its members. The collective buying power of its members enables the association to negotiate as if it were one of the larger long distance providers in the United States.

  Our data network consists of 17 Ascend 9000 frame relay switches located in:

  . Anniston (two switches), Arab, Birmingham (two switches), Mobile and Montgomery, Alabama;
  .       Jacksonville and Ocala, Florida;
  .       Atlanta (two switches) and West Point, Georgia;
  .       Gulfport and Jackson, Mississippi;
  .       Greensboro, North Carolina;
  .       Columbia, South Carolina; and
  .       Dallas, Texas

Our data network connects with the frame relay networks of BellSouth and other carriers to provide nationwide connectivity for our customers. Our Ascend frame relay switches have the capability to provide ATM connectivity. Over the next several years, we intend to collocate additional frame relay and ATM switches with our Nortel DMS-500 switches at strategic network facility locations to create a data backbone which will support our data services.

  In October 1999, our advanced IP network became operational. We have installed 12 Cisco GSR routers and 14 Cisco 7513 edge routers at strategic points on this IP network. We expect to expand this network during 2000 as we place routers at various strategic points.


Sales and Marketing

  Retail Services. We focus our sales efforts on mid-sized and major regional businesses in the southern United States. Our sales force, composed of direct sales personnel, technical consultants and technicians, markets our telecommunications services. Our management believes that high quality employee training is a prerequisite for superior customer service, and as a result each member of our sales force is required to complete our intensive training program. Our marketing strategy is built upon the belief that customers prefer to hold one company accountable for all of their telecommunications services. Each branch office provides technical assistance for its voice, data, Internet and customer premise equipment as required. Customers are assured a single point of contact, 24 hours a day, seven days a week.

  At December 31, 1999, 196 direct sales personnel conducted marketing of our retail services to mid-sized and major regional businesses. Such personnel are located in 34 branch offices in 33 markets in the southern United States. We significantly expanded our sales force in 1999 and we expect to continue to expand our direct sales force as well as open branch offices in additional major and secondary population centers in the southern United States during 2000. Our sales personnel make direct calls to prospective and existing business customers, conduct analyses of business customers' usage histories and service needs, and demonstrate how our service package will improve a customer's communications capabilities and costs. Sales personnel locate potential business customers by several methods, including customer referral, market research, telemarketing and other networking alliances such as endorsement agreements with trade associations and local chambers of commerce. Our sales personnel work closely with our network engineers and information systems consultants to design new service products and applications. Our branch offices are also primarily responsible for coordinating service and customer premise equipment installation activities. Technicians survey customers' premises to assess power and space requirements, and coordinate delivery, installation and testing of equipment.

  A primary element of our retail services marketing strategy is to enter into contracts with our customers. Those agreements generally provide for payment in arrears based on minutes of use for switched services and in advance for private line services. The agreements generally also provide that the customer may terminate the affected service without penalty in the event of substantial and prolonged outages arising from causes within our control, and for certain other defined causes. Generally, the agreements provide that the customer must utilize at least a minimum dollar amount, measured by dollars or minutes of use, of switched long distance services per month for the term of the agreement.

  In addition, we market our business communication services through advertisements, event sponsorships, trade journals, direct mail and trade forums. Because we intend to distinguish our retail products largely based on the convenience of our single communications bundle and the benefits of our comprehensive, individualized and innovative customer support, we continue to believe that advertising will play a significant role in our marketing strategy.

  Carriers' Carrier Services. We have long-haul circuit contracts with major long distance carriers, including AT&T, MCI WorldCom, Inc., Sprint Corporation, Qwest Communications

International, Inc., Cable & Wireless Communications, Inc., Frontier Communications Services and Broadwing, Inc. As of December 31, 1999, we had remaining future long term contract commitments totaling approximately $114.2 million. These contracts expire on various dates through 2008 and are expected to generate approximately $103.3 million in revenues for us through 2004. We also provide long-haul transmission to customers after contract expiration on a month-to-month basis. Our long-haul contracts provide for fixed monthly payments, generally in advance. Although sales volumes from particular customers vary from year to year, we have historically enjoyed high customer retention and circuit renewal rates.

Competition

  The telecommunications industry is highly competitive. We compete primarily on the basis of price, availability, transmission quality, reliability, customer service and variety of product offerings. Our ability to compete effectively depends on our ability to maintain high quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the retail and carrier's carrier long distance markets has generally been intense and is expected to increase. Our competitors include, among others, AT&T, Sprint and MCI WorldCom on an interexchange basis and BellSouth on an intraLATA basis. These companies, among others, have substantially greater financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than us and utilize more extensive transmission networks than us. In addition, companies such as Broadwing, Qwest and Williams Communications have constructed or are constructing nationwide fiber optic systems, including routes through portions of the southern United States. We also increasingly face competition in the long distance market from local exchange carriers, switchless resellers, cable companies and satellite carriers and may eventually compete with public utilities. We also may increasingly face competition from firms offering long distance data and voice services over the Internet. Such firms could enjoy a significant cost advantage because at this time they do not pay carrier access charges or universal service fees.

  Our principal competitor for local exchange services will be the incumbent local exchange carrier in the particular market, including BellSouth in a large majority of our market areas. The incumbent local exchange carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including their pre-existing customer relationship with all or virtually all end users. Furthermore, we are highly dependent on the competing incumbent local exchange carrier, or "ILEC," for local network facilities and wholesale services required in order for us to assemble our own local retail products. We also face competition from competitive local exchange carriers, or "CLECs," some of whom have already established local operations in our target markets. In addition, incumbent local exchange carriers are expected to compete in each other's markets in some cases. BellSouth has plans to provide local services within its geographic region in competition with independent telephone companies. Wireless telecommunications providers may develop into effective substitutes for wireline local telephone service. For information about the interconnection risks to our business, see ``Risk Factors--If we are unable to interconnect with BellSouth and incumbent local exchange carriers on acceptable terms, our ability to offer local telephone services will be adversely affected.''

  Local and long distance marketing is converging as other carriers besides us offer integrated retail product lines. For example, many CLECs offer long distance service to their customers and large long distance carriers such as AT&T, Sprint and MCI WorldCom have begun to offer local services in certain markets. We also compete with numerous direct marketers and telemarketers and equipment vendors and installers with respect to certain portions of our business.

  Regional Bell Operating Companies, or "RBOCs," such as BellSouth are allowed to provide interLATA long distance services outside their home regions, as well as interLATA mobile services within their regions. Under the Telecommunications Act, the RBOCs will be allowed to provide interLATA long distance services within their regions after meeting certain requirements intended to foster opportunities for local telephone competition. The RBOCs already have extensive fiber optic cable, switching, and other network facilities in their respective regions that can be used for their long distance services. BellSouth and other RBOCs are taking significant steps toward obtaining approval to provide in-region long distance services. The Federal Communications Commission, or the "FCC," forced the withdrawal of the first RBOC request for in-region long distance authority, and had rejected all other applications, including applications by BellSouth, until their approval of Bell Atlantic's application in New York. However, SBC's application for approval in Texas is now pending before the FCC, and additional interLATA applications are expected to be filed in 2000. There can be no assurance that such approvals will be delayed until local competition is established.

  A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition faced by our carriers' carrier customers or us. For example, WorldCom acquired MCI in September 1998, AT&T acquired Tele-Communications, Inc. in March 1999 and SBC Communications, Inc. acquired Ameritech Corporation in October 1999. In addition, Bell Atlantic Corporation and GTE Corporation have announced merger plans and have already completed many of the steps needed to consummate the merger. Qwest's proposed merger with US WEST, Inc., MCI WorldCom's proposed merger with Sprint and America Online, Inc.'s proposed merger with Time Warner, Inc. are also awaiting regulatory approval. In January 2000, AT&T and British Telecommunications plc entered a joint venture, Concert, to combine the international assets and operations of each company, including their existing international networks. In addition, SBC and Williams Communications Group, Inc., a long distance company, entered a strategic alliance pursuant to which the two companies would supply services to each other. The telecommunications market is very dynamic, and additional competitive changes are likely in the future.

Regulation

  Overview. Our services are subject to federal, state and local regulation. Through our wholly owned subsidiaries, we hold various federal and state regulatory authorizations. The FCC exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over certain issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises in order to use the public rights of way necessary to install and operate our networks.

  Federal Regulation. We are categorized as a non-dominant carrier by the FCC, and as a result are subject to relatively limited regulation of our interstate and international services. Certain general policies and rules apply, as well as certain reporting requirements, but our rates are not reviewed. We have all the operating authority required by the FCC to conduct our long distance business. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required.

  The FCC's role with respect to local telephone competition arises principally from the Telecommunications Act, which became effective February 8, 1996. The Telecommunications Act pre-empts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Subject to this limitation, however, the state and local governments retain telecommunications regulatory authority. The Telecommunications Act imposes a variety of new duties on local exchange carriers, including non-incumbent local exchange carriers such as us, in order to promote competition in local exchange and access services. These duties include requirements to:

  .     complete calls originated by competing carriers on a reciprocal basis;
  .     permit resale of services;
  .     permit users to retain their telephone numbers when changing carriers;
        and
  . provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

  Incumbent local exchange carriers are also subject to additional requirements. These duties include obligations of the incumbent local exchange carriers to:

  .     interconnect their networks with competitors;
  .     offer collocation of competitors' equipment at their premises;
  . make available elements of their networks, including network facilities, features and capabilities, on non-discriminatory, cost-based terms; and
  . offer wholesale versions of their retail services for resale at discounted rates.

  Collectively, these requirements recognize that local exchange competition is dependent upon cost-based and non-discriminatory interconnection with and use of incumbent local exchange carrier networks. Failure to achieve such interconnection arrangements could have an adverse impact on our ability or other entities' ability to provide competitive local exchange services. Under the Telecommunications Act, incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of the above arrangements. In addition, in August 1996, the FCC released a decision, or the "Interconnection Decision," implementing the interconnection portions of the Telecommunications Act. The FCC subsequently adopted further specific rules to implement these requirements. The Interconnection Decision has been the subject of significant legal dispute. In January 1999, the U.S. Supreme Court rejected challenges to the Interconnection Decision and affirmed the authority of the FCC to establish rules governing interconnection. We believe that additional disputes regarding the Interconnection Decision and other related FCC actions are likely.

  There can be no assurance that the FCC's rules, together with rules adopted by state public utility commissions, will be implemented in a manner that will permit local telephone competition to develop to a substantial extent and without significant delays. For example, many new carriers, including us, have experienced problems with respect to the operations support systems used by new carriers to order and receive network elements and wholesale services from the incumbent local exchange carriers. These systems are necessary for new carriers like us to provide local service to customers on a timely and competitive basis. The FCC has created a task force to examine problems that have slowed the development of local telephone competition but as yet has taken no enforcement actions. In September 1999, the FCC adopted revised rules defining the circumstances under which incumbent local exchange carriers must make network elements available to competitors. In a number of ways, these rules are more favorable to competitors than the rules that were in effect prior to the Supreme Court's January 1999 decision to the original 1996 rules. In January 1999, the Supreme Court had reversed an Eighth Circuit Court of Appeals decision that had overturned a number of the FCC's original interconnection rules. The FCC's 1999 rules and the FCC's pricing methodology for network elements still are subject to judicial challenge, however. In addition, in some instances the new rules offer less to competitors than the previous rules, by restricting in some respects the availability of certain network elements and by limiting in certain respects the services that competitors can provide over those elements. Any restriction on the availability of network elements could have a materially adverse effect on us.

  We entered into an interconnection agreement with BellSouth. This interconnection agreement currently allows us to provide local service on either a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using Company-owned facilities. We agreed with BellSouth on interim pricing terms for such resale and purchase of unbundled network elements. The public utilities commissions, or the "PUCs," regulating our markets approved the terms of the interconnection agreement, the initial term of which has expired. Pursuant to section XVII of the interconnection agreement, however, the rates, terms and conditions of the interconnection agreement remain in effect while we are in arbitration with Bell South with respect to new terms and conditions. The BellSouth interconnection agreement however does not resolve all operational issues, particularly those relating to the collocation of our equipment with that of BellSouth. Strengthened equipment collaboration requirements were adopted by the FCC in 1999 but portions of the FCC decision were recently sent back to the FCC for reconsideration by the reviewing court. We expect that the new BellSouth interconnection agreement will provide a foundation for us to provide local service on a reasonable commercial basis, but there can be no assurance in this regard and important issues remain unsettled. See ``Risk Factors--If we are unable to interconnect with BellSouth and incumbent local exchange carriers on acceptable terms, our ability to offer local telephone services will be adversely affected.''

  We have negotiated or obtained through Section 252(i) of the Telecommunications Act similar interconnection agreements with other incumbent local exchange carriers, including interconnection agreements with GTE, Sprint and SBC Communications. However, other carriers who have preceded us in the negotiation process with certain of these incumbent local exchange carriers have expressed dissatisfaction with some of the terms of their agreements, or with the operational support systems by which they obtain the interconnection they require to provide local services to end users.

  The Telecommunications Act also eliminates previous prohibitions on the provision of interLATA long distance services by the RBOCs and GTE. The RBOCs are permitted to provide interLATA long distance service outside those states in which they provide local exchange service, or "out-of-region long distance service," upon receipt of any necessary state and/or federal regulatory approvals that are otherwise applicable to the provision of intrastate and/or interstate long distance service. Under the Telecommunications Act, the RBOCs will be allowed to provide long distance service within the regions in which they also provide local exchange service, or "in-region service," on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements intended to open local telephone markets to competition. As of the date hereof, the FCC has only approved Bell Atlantic's application in New York. If the FCC permits BellSouth to provide long distance service in its local service regions before meeting our local interconnection needs, BellSouth would be able to duplicate our integrated local and long distance services and could have a significant competitive advantage in marketing those services to its existing local customers.

  The Telecommunications Act also imposes other restrictions on the RBOCs in connection with their entry into the interLATA long distance services market. Among other things, for the first three years, unless extended by the FCC, the RBOCs must pursue such activities only through separate subsidiaries with separate books and records, financing, management and employees. In addition, affiliate transactions with these subsidiaries must be conducted on a non-discriminatory basis.

  In the future, an important element of providing competitive services may be the ability to offer customers high-speed broadband local connections. The FCC is considering a proposal that would allow incumbent local exchange carriers to offer these and other services through separate affiliates, in which case their network elements for providing these services would not need to be made available to us or other competitors. The FCC recently approved a similar structure in connection with the SBC/Ameritech merger. AT&T has entered arrangements with cable companies for the exclusive use of their local networks for broadband telecommunications and several cable companies are offering broadband Internet access over their network facilities. If we are unable to meet future demands of our customers for broadband local access on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

  The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC is in the process of implementing access policy changes that over time are expected to reduce access rates, and hence the cost of providing long distance service, especially to business customers. However, further FCC action in this area is necessary and the full impact of the FCC's decisions will not be known until those decisions are implemented over the next several years.

  In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like us now pay a fee calculated as a percentage of their revenues to support these goals. Certain individual states are also implementing universal service funds. The full implications of these decisions also remain uncertain and subject to change.

  In addition, the FCC continues to consider related questions regarding the applicability of access charges and universal service fees to ISPs. Currently, ISPs are not subject to these expenses and the U.S. Court of Appeals for the Eighth Circuit, or the "Eighth Circuit," has upheld the FCC's decision not to impose such fees. However, the incumbent local exchange carriers and other parties argue that this exemption unfairly advantages ISPs, particularly when they provide data, voice or other services in direct competition with conventional telecommunications. We are not in a position to determine how these access and universal service matters will be resolved in the future, and whether or not such resolution will be harmful to our competitive position.

  The FCC also imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. There can be no assurance that the FCC or third parties will not raise issues with regard to our compliance with applicable laws and regulations.

  As a general matter, no assurance is possible regarding how quickly or how adequately we will be able to take advantage of the opportunities created by the Telecommunications Act. We could be adversely affected if a court decision reversing some of the new FCC rules, or problems in the related arbitration and negotiation process, were to result in increasing the cost of using incumbent local exchange carrier network elements or services, or if such actions otherwise were to result in delays in the implementation of the Telecommunications Act or impediments to the development of local telephone competition.

  The FCC has granted incumbent local exchange carriers certain flexibility in pricing their interstate special and switched access services. Under this pricing scheme, local exchange carriers may establish pricing zones based on access traffic density and charge different prices for access provided in each zone. The FCC recently granted incumbent local exchange carriers additional pricing flexibility as local competition develops in their markets. There can be no assurance that such pricing flexibility will not place us at a competitive disadvantage, either as a purchaser of access for our long distance operations, or as a vendor of access to other carriers or end user customers.

  State Regulation. We are also subject to various state laws and regulations. Most PUCs require providers such as us to obtain authority from the commission prior to the initiation of service. In most states, including Alabama, Georgia and Florida, we also are required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We also are required to update or amend our tariffs when we adjust our rates or add new products, and we are subject to various reporting and record-keeping requirements.

  Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that PUCs or third parties will not raise issues with regard to our compliance with applicable laws or regulations.

  We have all necessary authority to offer intrastate long distance services in Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Delaware, District of Columbia, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and Wyoming. An application for authority to provide intrastate long distance is pending in Alaska. We seek authority to provide long distance service in states outside of our target markets to enhance our ability to attract business customers with offices, or whose employees travel, outside of our target markets.

  We provide local exchange services in our region by reselling the retail local services of the incumbent local exchange carrier in a given territory and, in some established markets, using incumbent network elements and our own local switching facilities. We have obtained authority to provide competitive local exchange services in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

  Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Telecommunications Act pre-empts the ability of states to forbid local service competition, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. However, these statutes and related questions arising from the Telecommunications Act will be elaborated further through rules and policy decisions made by PUCs in the process of addressing local service competition issues.

  We also will be affected by state PUC decisions related to the incumbent local exchange carriers despite the recent U.S. Supreme Court decisions upholding the FCC's rule making power under the Telecommunications Act. For example, PUCs have responsibility under the Telecommunications Act to oversee relationships between incumbent local exchange carriers and their new competitors with respect to such competitors' use of the incumbent local exchange carriers' network elements and wholesale local services. PUCs arbitrate interconnection agreements between the incumbent local exchange carriers and new competitors such as us when necessary. Important issues remain open regarding both the scope of PUC authority in this area and the extent to which PUCs will adopt policies that promote local exchange competition. It is too early to evaluate how these matters will be resolved, or their impact on our ability to pursue our business plan.

  States also regulate the intrastate carrier access services of the incumbent local exchange carriers. We are required to pay such access charges to originate and terminate our intrastate long distance traffic. We could be adversely affected by high access charges, particularly to the extent that the incumbent local exchange carriers do not incur the same level of costs with respect to their own intrastate long distance services. In a related development, states also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, incumbent local exchange carriers such as BellSouth advocate the formation of state-level funds that would be supported by potentially large payments by firms such as ours based on their total intrastate revenues. Another issue is use by certain incumbent local exchange carriers, with the approval of PUCs, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or will be addressing various intraLATA dialing parity issues that may affect competition. Our business could be adversely affected by these or other developments.

  We also will be affected by how states regulate the retail prices of the incumbent local exchange carriers with which we compete. We believe that, as the degree of intrastate competition increases, the states will offer the incumbent local exchange carriers increasing pricing flexibility. This flexibility may present the incumbent local exchange carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, thereby allowing incumbent local exchange carriers to offer competitive services at lower prices than they otherwise could. In a related development, BellSouth has obtained authority to create ``CLEC'' affiliates that would operate on a much less regulated basis and therefore could provide significant competition in the business market whether or not the traditional BellSouth local business receives more pricing flexibility. Currently, Kentucky has placed limitations on such CLEC affiliates and Tennessee has refused BellSouth's affiliate CLEC applications. We cannot predict the extent to which these developments may impact our business.

  Local Government Authorizations and Related Rights of Way. We are required to obtain street use and construction permits and licenses and/or franchises to install and expand our fiber optic networks using municipal rights of way. In some municipalities where we have installed or anticipate constructing networks, we will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the incumbent local exchange carriers do not pay such franchise fees or pay fees that are substantially less than those required to be paid by us, although the Telecommunications Act requires that in the future such fees be applied in a competitively neutral manner. To the extent that, notwithstanding the Telecommunications Act, competitors do not pay the same level of fees as us, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that we remove our facilities or abandon our network in place could have a material adverse effect on us. In addition, we would be adversely affected if we are unable to obtain additional authorization for new construction on reasonable terms. Furthermore, open issues exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

  General. The telecommunications market is in a period of substantial change and uncertainty. As the Telecommunications Act and related FCC and state actions are implemented, new issues are likely to arise that can affect our business plan and us. No assurance can be given that future regulatory developments will not have a materially adverse impact on us.

Employees

  As of December 31, 1999, we had over 1,600 full-time employees, none of whom was represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Executive Officers

  The following presents information about our executive officers.


Name                        Age     Positions with Company


Campbell B. Lanier, III     49      Chairman, Director
Andrew M. Walker            58      Chief Executive Officer, Director
Douglas A. Shumate          34      Senior Vice President - Chief Financial
                                    Officer
Steven D. Moses             50      Senior Vice President- Network Services
J. Thomas Mullis            56      Senior Vice President- General Counsel,
                                    Secretary
Roger F. Woodward           47      Senior Vice President - Sales,
                                    Marketing and Customer Support
Sara L. Plunkett            50      Vice President - Finance


  Campbell B. Lanier, III has been our Chairman since March 1997. Mr. Lanier has served as Chairman of the Board and Chief Executive Officer of ITC Holding Company, Inc., or its predecessors, since its inception in 1985. ITC Holding is a diversified telecommunications company. In addition, Mr. Lanier is an officer and director of several ITC Holding subsidiaries. He is also a director of KNOLOGY Holdings, Inc., a broadband telecommunications services company, EarthLink, Inc., a nationwide Internet service provider, and Vista Eyecare, Inc., a full service optical retailer, and serves as Chairman of the Board of Powertel, Inc., a wireless telecommunications services company. He has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

  Andrew M. Walker has been our Chief Executive Officer since March 1997 and Vice Chairman of our board of directors since April 1998. He served as President and Chief Executive Officer of the managing partner of each of Interstate FiberNet and Gulf States FiberNet, predecessors to Interstate FiberNet, Inc., a wholly-owned subsidiary of the Company, from November 1994 until March 1997. Mr. Walker has served as a director of KNOLOGY Holdings, Inc. since July 1996, and served as Chief Executive Officer and President of KNOLOGY from July 1996 to February 1997.

  Douglas A. Shumate has been our Senior Vice President and Chief Financial Officer since March 1997. He served as Chief Financial Officer of the Managing Partners of each of Interstate FiberNet and Gulf States FiberNet from January 1995 until March 1997. From May 1991 to January 1995, he served as Vice President-Finance and Chief Financial Officer of Interstate Telephone Company, or "Interstate Telephone," a local telephone service provider and wholly owned subsidiary of ITC

Holding. From December 1986 through April 1991, Mr. Shumate was employed as a C.P.A. at Arthur Andersen LLP.

  Steven D. Moses has been our Senior Vice President-Network Services since March 1997. He served as Vice President of Interstate FiberNet from January 1992 until April 1995 and Chief Operating Officer of Interstate FiberNet from April 1995 until March 1997. From May 1991 to January 1992, Mr. Moses served as Director-Special Projects of Interstate Telephone and Valley Telephone Company, a local telephone service provider and a wholly owned subsidiary of ITC Holding.

  J. Thomas Mullis has been our Senior Vice President, General Counsel and Secretary since March 1997. Mr. Mullis served as General Counsel and Secretary of DeltaCom from May 1985 to March 1997 and as Executive Vice President of DeltaCom from January 1994 to November 1996. From November 1996 to March 1997, he also served as Senior Vice President of DeltaCom. From January 1990 to December 1993, Mr. Mullis served as President, General Counsel and Secretary of Southern Interexchange Services, Inc., a switched services carrier, and Southern Interexchange Facilities, Inc., a private line carriers' carrier.

  Roger F. Woodward has been our Senior Vice President-Sales, Marketing and Customer Support since March 1997. Mr. Woodward served as Senior Vice President-Sales of DeltaCom from October 1996 until March 1997. From March 1990 until July 1996, Mr. Woodward served in a variety of positions, including Regional Sales Director and Vice President-Sales, with Allnet Communications, Inc., which was acquired by Frontier Communications Corporation in August 1995.

  Sara L. Plunkett has been our Vice President-Finance since March 1997. She also served as our Treasurer from March 1997 through March 2000. She served as Vice President-Finance of DeltaCom from October 1996 until March 1997. From May 1989 through October 1996, she served as Chief Financial Officer of DeltaCom.

Risk Factors

  Our business is subject to a number of risks, including the following:

We expect to continue to have operating losses and negative cash flow after capital expenditures, which may result in our failure to meet our working capital and debt service requirements.

  As we have implemented our business strategy to expand our telecommunications service offerings, expand our fiber optic network and enter new markets, we have experienced operating losses and negative cash flow after capital expenditures. We expect this will continue during the next several years as we continue to expand our business and make substantial capital expenditures. In addition, we cannot assure you that we will achieve or sustain profitability or positive net cash flow at any time after that period. If we cannot achieve or sustain operating profitability and positive net cash flow, we may not be able to obtain the funds necessary to continue our operations or to repay amounts due on our outstanding indebtedness.

We may not have, or be able to obtain, the significant amounts of capital that we need to expand our network, operations and services as currently planned.

  We need significant capital to expand our network, operations and services according to our business plans. Our current business plans require us to continue to make significant capital expenditures in connection with the accelerated expansion of our fiber optic network and retail services segment. During 1999, we made capital expenditures of approximately $166 million. We currently estimate that our capital expenditures for our existing lines of business will total approximately $235 million to $245 million in 2000 and our capital expenditures for our new line of business, e/\DeltaCom, will be approximately $65 million in 2000. In addition, we expect to make substantial capital expenditures after 2000, which may be even more significant than those in previous periods. If we do not have access to the capital that we require or if our estimates are inaccurate, we will need to change our business plans. Such a change could have a material adverse effect on our business, financial condition and results of operations.

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

  If our estimates of the capital resources available to us are not accurate for any reason, we cannot assure you that we will be able to obtain any additional funds on favorable terms, or at all. Our inability to obtain such funds, if necessary, could have a material adverse effect on our business, financial condition and results of operations.

  The actual amount and timing of our future capital requirements may differ substantially from our estimate due to factors such as:

  .  regulatory, technological, or competitive developments;
  .  unforeseen delays;
  .  cost overruns;
  . changes in demand for our services; and . new market developments and opportunities.

We have significant debt and may be unable to service that debt.

  We have significant debt. Set forth below are some of our recent historical results on a consolidated basis, adjusted to reflect our issuance of (a) $160 million principal amount of senior notes in March 1998, (b) $125 million principal amount of senior notes in November 1998 and (c) $100 million of convertible subordinated notes in May 1999, as if each issuance had occurred on January 1, 1998.

                                                 Year ended                               Year ended
At December 31, 1999                          December 31, 1999                       December 31, 1998
----------------------------------    ---------------------------------------- --------------------------------------
Indebtedness of $516.9 million        Earnings insufficient to cover fixed     Earnings insufficient to cover fixed
                                      charges by $56.6 million                 charges by $49.4 million

Stockholders' equity of $218.2        EBITDA, as adjusted, less capital        EBITDA, as adjusted, less capital
 million                              expenditures and interest expense of     expenditures and interest expense of
                                      negative $183.3 million                  negative $172.8 million

  EBITDA, as adjusted, represents earnings before extraordinary item, preacquisition (earnings) loss, equity in losses of unconsolidated subsidiaries, net interest, other income (expense), income taxes, depreciation and amortization. EBITDA, as adjusted, is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA, as adjusted, is provided because it is a measure commonly used in the industry.

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

Our current indebtedness contains restrictive covenants that place limits on our business activities.

  We are subject to restrictions under the indentures pursuant to which our publicly traded notes were issued and under our $50.0 million revolving credit facility. We will also be subject to additional restrictions under our planned $160.0 million senior secured credit facility which we expect to replace our $50.0 million revolving credit facility.

  These restrictions affect and, in certain cases, significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, create liens, make investments, issue stock, and sell assets. Our senior note indentures restrict our ability to incur indebtedness, other than indebtedness to finance the acquisition of equipment, inventory or network assets and other specified indebtedness, by requiring compliance with specified leverage ratios. In addition, if and when we borrow funds under our existing credit facility or our planned $160.0 million senior secured credit facility, we will be required to maintain specified financial ratios. We cannot assure you that we will be able to maintain the required ratios following such borrowings.

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

We may not be able to manage our growth successfully.

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

  We must accomplish these tasks in a timely manner, at reasonable cost and on satisfactory terms and conditions. Our rapid growth, particularly in the provision of retail services, has placed, and the growth we anticipate in our other services may in the future also place, a significant strain on our administrative, operational and financial resources. Our ability to continue to manage our growth successfully will require us to enhance our operational, management, financial and information systems and controls; and to hire and retain qualified sales, marketing, administrative, operating and technical personnel. We cannot assure you that we will be able to do so. In addition, as we increase our service offerings and expand our targeted markets, there will be additional demands on customer support, sales and marketing, administrative resources and network infrastructure. These demands will be intensified if we continue to accelerate our expansion plans. Our inability to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Development and expansion of our business, including through acquisitions, is subject to regulatory and market risks.

  The successful implementation of our business strategy to provide an integrated bundle of telecommunications services and expand our operations will be subject to a variety of risks, including the following:

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

Our business is subject to significant competitive pressures.

  Our industry is highly competitive and the level of competition, particularly with respect to pricing, is increasing. For example, prices for long distance services and for data transmission services have declined substantially in recent years. These prices are expected to continue to decline, which will adversely affect our gross margins as a percentage of revenues. In addition, many of our existing and potential competitors have financial, technical and other resources and customer bases and name recognition far greater than our own. We cannot assure you that we will be able to achieve or maintain adequate market share or revenues, or compete effectively in any of our markets.

 . We face intense competition from incumbent local exchange carriers, especially
  BellSouth

     Local telephone and intraLATA long distance services substantially similar to those that we offer are also offered by the incumbent local exchange carriers serving the markets that we serve or plan to serve. BellSouth is the incumbent local exchange carrier and a particularly strong competitor in most of these markets. BellSouth and other incumbent local exchange carriers already have relationships with every customer. These carriers may be able to subsidize services of the type we offer from service revenues not subject to effective competition, which could result in even more intense price competition. In addition, successful implementation of our business plan for provision of local telephone services is dependent on our ability to obtain local loop and other services and facilities from BellSouth. We expect that competition from BellSouth in the provision of local telephone services will continue to be intense. By impeding, hindering or delaying provision of services and facilities to us, BellSouth could inhibit or prevent us from providing local telephone service to our customers, which would place us at a substantial competitive disadvantage.

 . Other competitors and technologies in our industries may further increase competition

     Providers of long distance services and Carriers' Carrier Services. We
     ------------------------------------------------------------------
     compete with long distance carriers in the provision of interLATA long distance services and carriers' carrier services. The interLATA long distance market consists of three major competitors, AT&T, MCI WorldCom and Sprint. Other companies operate or are building networks in the southern United States and other geographic areas. Our other competitors in the long distance services and carriers' carrier services markets include or are likely to include RBOCs providing out-of-region and, with the future removal of regulatory barriers, in-region long distance services, other competitive local exchange carriers, microwave and satellite carriers, and private networks owned by large end-users. We also compete with direct marketers, equipment vendors and installers, and telecommunications management companies with respect to certain portions of our business.

     Wireless providers.  In the future, providers of wireless services may
     ------------------
     offer products that increasingly become a substitute for, rather than only a supplement to, a customer's wireline communications services. Competition with providers of wireless telecommunications services may be intense. Many of our potential wireless competitors have substantially greater financial, technical, marketing, sales, manufacturing and distribution resources than our own. In recent years, the FCC has made additional spectrum available through public auction for use in wireless communications, including broadband local loops.

     New transmission technologies.  We also may increasingly face competition
     -----------------------------
     from companies offering long distance data and voice services over the Internet. Such companies could enjoy a significant cost advantage because at present they do not pay carrier access charges or universal service fees. Other competitors are also deploying new transmission technologies in their networks to upgrade capacity and reduce costs as well as deploying other advanced networks.

     Competitive local exchange carriers.  We will face competition in the
     -----------------------------------
     markets in which we operate from one or more competitive local exchange carriers operating fiber optic networks, in some cases in conjunction with the local cable television operator. AT&T, MCI WorldCom, Sprint and others have begun to offer local telecommunications services, either directly or in conjunction with other competitive local exchange carriers in certain locations, and are expected to expand that activity as opportunities created by the Telecommunications Act of 1996 develop. BellSouth has announced plans to provide local service in areas of its region where it is not the incumbent local exchange carrier, and to establish its own less regulated "competitive local exchange carrier" subsidiaries. In connection with those plans, BellSouth has proceeded to file tariffs with some state regulatory authorities.

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

 . Recent legislation and regulation may also increase competition

     Long distance services.  The Telecommunications Act of 1996 creates the
     ----------------------
     foundation for increased competition in the long distance market from the incumbent local exchange carriers. Such competition could affect the successful implementation of our business plans. For example, certain provisions of the Telecommunications Act eliminate previous prohibitions on the provision of both retail and carriers' carrier interLATA long distance services by the RBOCs, subject to compliance by such companies with requirements set forth in the Telecommunications Act and implemented by the FCC. Although the FCC has rejected several RBOC applications to provide interLATA services, including applications from BellSouth covering the states of South Carolina and Louisiana, it recently granted the application of Bell Atlantic to provide InterLATA service in New York, and it is currently considering whether to grant the application of SBC for authority in Texas. BellSouth is actively pursuing favorable state-level approval in Georgia with the goal of obtaining FCC approval in early 2000 to provide interLATA services in that state. BellSouth is also at various stages of the approval process in other states in its region, and it is possible that interLATA entry could be approved in one or more of those states in 2000. In addition, legislation is pending in Congress that, if enacted, would relax interLATA restriction in some respects. We could be adversely affected if the RBOCs, and particularly BellSouth, are allowed to provide wireline interLATA long distance services within their own regions before local competition is established.

     Broadband local services.  The FCC has proposed new rules that would give
     ------------------------
     the major incumbent local exchange carriers more freedom if they offer local services through separate subsidiaries. Specifically, incumbent local exchange carriers would be allowed to offer advanced data services through such subsidiaries without dominant carrier regulation and without the obligation to make network facilities and services of that affiliate available to competitors. The SEC recently approved a similar structure in connection with its approval of the SBC/Ameritech merger. We are evaluating how such actions would impact our ability to compete with BellSouth and other incumbent local exchange carriers. In a related development, cable operators are beginning to offer customers broadband access to the Internet. We could be adversely affected if in the future we are not able to offer broadband services to certain customers due to limitations on our ability to reach such customers over broadband local network facilities.

     Additional flexibility for incumbent local exchange carriers.  The FCC has
     ------------------------------------------------------------
     adopted new policies and rules that would grant the incumbent local exchange carriers additional flexibility in the pricing of interstate access services, and states are considering or have approved incumbent local exchange carrier requests for similar regulatory relief with respect to intrastate services. Any pricing flexibility or other significant deregulation of the incumbent local exchange carriers could have a material adverse effect on our business. To the extent the incumbent local exchange carriers are permitted to engage in increased volume and discount pricing practices prior to full competition in local services, or given other regulatory freedom, our results of operations and financial condition could be adversely affected.

     Access charges; universal service.  We also could be adversely affected by
     ---------------------------------
     FCC or state regulatory decisions affecting access charges and universal service. Such decisions could increase our costs of providing service or limit our ability to recover those costs from rates charged to customers. The effect on us would be particularly adverse to the extent that we bear a disproportionate share of these costs compared to our competitors. These matters are the subject of ongoing regulation, and important issues regarding the future of access and universal service charges remain to be resolved.

We face significant challenges in offering local services, including the need to make significant investments and compete with established providers.

  We will have to continue to make significant operating and capital investments, and address numerous operating complexities, to implement our local telephone services strategy. Because of these and possible other unknown factors, we cannot assure you that we will be successful in implementing our local services strategy. Our inability to implement this strategy could have a material adverse affect on our business, results of operations and financial condition. To implement our local services strategy, we are required to:

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

The long distance transmission industry is subject to pricing pressures and risks of industry over-capacity.

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

  We expect these price declines will occur because:

  .  some long distance carriers are expanding their capacity generally;
  . other existing long distance carriers and potential new carriers are constructing new fiber optic and other long distance transmission networks in the southern United States, and BellSouth is likely to receive authority to use its excess capacity to market in-region interLATA services;
  . expansion and new construction of transmission networks is likely to create substantial excess capacity relative to demand in the short or medium term. Persons building such lines are likely to install fiber optic cable that provides substantially more transmission capacity than will be needed because the cost of the actual fiber is a relatively small portion of the overall cost of constructing new lines;
  . recent technological advances may also greatly expand the capacity of existing and new fiber optic cable; and
  . the marginal cost of carrying an additional call over existing fiber optic cable is extremely low.

  An increase in the capacity of our competitors could adversely affect our business, even if we are also able to increase our capacity. If industry capacity expands so much that available capacity exceeds overall demand along any of our routes, severe additional pricing pressure could develop. This also could have a material adverse affect on our business, financial condition and results of operations. See "Our business is subject to significant competitive pressures" for more information on the competitive pressures in our industry.

The local and long distance industries are subject to significant government regulation, and the regulations may change.

  We are required to obtain authorizations from the FCC and state public utility commissions to offer some of our telecommunications services. We are also required to file tariffs for many of our services and to comply with local license or permit requirements relating to installation and operation of our network. Any of the following could have a material adverse effect on our business, results of operations and financial condition:

  .  failure to maintain proper federal and state tariffs;
  .  failure to maintain proper state certifications;
  .  failure to comply with federal, state or local laws and regulations;
  .  failure to obtain and maintain required licenses and permits;
  . burdensome license or permit requirements to operate in public rights- of-way; and
  .  burdensome or adverse regulatory requirements or developments.

  In addition, we recently entered the newly-created competitive local telecommunications services industry. The local telephone services market was opened to competition through the passage of the Telecommunications Act in 1996. Because the FCC and the states are still implementing many of the rules and policies necessary for local telephone competition, and addressing other related issues, it is uncertain how successful the Telecommunications Act will be in creating local competition. If we are required to change or delay our offering of local services as a result of changes in regulatory requirements, we may experience adverse effects on our business, results of operations and financial condition.

We depend on access service from incumbent local exchange carriers to provide long distance and interexchange private services, and we could be adversely affected if we do not benefit from reduced access charges at least as much as our competitors.

  We depend on incumbent local exchange carriers to provide access service for the origination and termination of our toll long distance traffic and interexchange private lines. Historically, charges for such access service have made up a significant percentage of the overall cost of providing long distance service. In 1998, the FCC implemented changes to its interstate access rules that, among other things, have reduced per-minute access charges and substituted new per-line flat rate monthly charges. The FCC also approved reductions in overall access rates, and established new rules to recover subsidies to support universal service and other public policies. Additional access charge adjustments were implemented in July 1999, and others are expected in the future. The impact of these changes on us or our competitors is not yet clear. We could be adversely affected if we do not experience access cost reductions proportionally equivalent to those of our competitors. New Internet-based competitors generally are exempt from these charges, which could give them a significant cost advantage in this area.

If we are unable to interconnect with BellSouth and incumbent local exchange carriers on acceptable terms, our ability to offer local telephone services will be adversely affected.

  In August 1996, the FCC adopted rules and policies (1) implementing the local competition provisions of the Telecommunications Act and (2) imposing obligations on the incumbent local exchange carriers, including the RBOCs, to enter into interconnection agreements with new competitive entrants like ITC/\DeltaCom. We depend on our interconnection agreements with incumbent local exchange carriers such as BellSouth, GTE, SBC and Sprint to:

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

  In January 1999, the U.S. Supreme Court upheld the FCC's authority to adopt and implement these rules, but required the FCC to reconsider the list of network elements that incumbent local exchange carriers must make available to competitors. In September 1999, the FCC largely reaffirmed its existing requirements.

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

  The BellSouth interconnection agreement expired on July 1, 1999. We are in negotiations with BellSouth to renew the terms of the interconnection agreement. In addition, we have filed for arbitration of certain unresolved issues with the relevant state regulatory authorities in all BellSouth states, except Kentucky. The agreement provides that the parties will continue to exchange traffic under the current agreement after July 1, 1999 until such time as renewal terms, conditions and prices are ordered by a state commission or negotiated by the parties. The new terms, conditions and prices would then be effective retroactive to July 1, 1999. We cannot assure you that we will be able to renew the interconnection agreement with BellSouth on favorable terms, or at all.

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

We are dependent upon rights of way and other third party agreements to expand and maintain our fiber optic network.

  To construct and maintain our fiber optic network, we have obtained easements, rights of way, franchises and licenses from various private parties, including actual and potential competitors and local governments. We cannot assure you that we will continue to have access to existing rights of way and franchises after the expiration of our current agreements, or that we will obtain additional rights necessary to extend our network on reasonable terms. In addition, third parties may challenge our use of rights of way obtained by others. If a franchise, license or lease agreement were terminated and we were forced to remove or abandon a significant portion of our network, such termination could have a material adverse effect on our business, results of operations, and financial condition. Similarly, our business plans could be adversely affected if our network expansion is hindered through delays or denials of rights of way, easements or related licenses on competitive terms.

Our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our business, results of operations and financial condition.

  Network agreements may be terminated.  We have effectively extended our
  ------------------------------------
network with minimal capital expenditures by entering into marketing and management agreements with three public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Under these agreements, which have remaining terms ranging from two to five years, we generally earn a commission based upon a percentage of the gross revenues generated by the sale of capacity on the utility's networks. We also have an agreement to buy and sell capacity with Carolinas Fibernet, which manages fiber optic facilities in North Carolina and South Carolina. Cancellation or non-renewal of any of these agreements could materially adversely affect our business, results of operations, and financial condition.

  Some of our agreements are non-exclusive. In addition, two of our three
  ----------------------------------------
agreements with the public utility companies are nonexclusive, and we may encounter competition for capacity on the utilities' networks from other service providers that enter into comparable arrangements with the utilities. Any reduction in the amount of capacity that is made available to us could adversely affect us. To the extent that we are unable to establish similar arrangements in new markets, we may be required to make additional capital expenditures to extend our fiber optic network.

  We may experience network equipment failures or cable cuts. Our business also
  ----------------------------------------------------------
could be materially adversely affected by a cable cut or equipment failure in our fiber optic network. A portion of our owned and managed fiber optic network is not protected by electronic redundancy in the event of a total cable cut. Electronic redundancy enables us to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure.

We are dependent on certain large customers for a significant percentage of our revenues and we cannot assure you that we will be able to retain those customers.

  The table below sets forth, for the years ended December 31, 1999 and 1998, the percentage of our consolidated revenues accounted for by our two largest carriers' carrier customers and our five largest retail services customers.

                                                          Year ended                         Year ended
                                                       December 31, 1999                  December 31, 1998
                                               ---------------------------------  ---------------------------------
Two largest carriers' carrier customers        Approximately 10.6% of                  Approximately 13.1% of
                                               consolidated revenues                   consolidated revenues
Five largest retail services customers         Approximately 11.3% of                  Approximately 8.5% of
                                               consolidated revenues                   consolidated revenues

  We cannot assure you that we will be able to retain our customers. The loss of, or a significant decrease of business from, any of our largest customers would have a material adverse effect on our business, results of operations and financial condition.

  For both carriers' carrier services and retail services, our customers generally have concurrent arrangements with more than one service provider. This enables our customers to reduce their use of our services and switch to other providers without incurring significant expense. Our agreements with our customers generally provide that the customer may terminate service without an "early discontinuance charge" in the event of specified types of outages in service and for other defined causes. As of December 31, 1999, our carriers' carrier business had remaining future long-term contract commitments totaling approximately $114.2 million. Some of those contractual commitments provide that, if the customer is offered lower pricing with respect to any circuit by another carrier, the customer's commitment to us will be reduced to the extent we do not match the price for such circuit and the customer purchases such circuit from the other carrier.

We are dependent on sophisticated billing, customer service and information systems.

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

We are subject to risks associated with rapid changes in technology.

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

Our success depends on our ability to attract and retain key personnel.

  Our business is currently managed by a small number of key management and operating personnel, including our executive officers. We do not have any employment agreements with, nor do we maintain "key man" insurance on, these employees. The loss of the services of key personnel, or the inability to attract, recruit and retain sufficient or additional qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

Our operating results could vary significantly from period to period.

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

Item 2.  Properties.

  We completed construction of our new corporate headquarters in West Point, Georgia in April 1999.

  We own switch sites in Anniston, Birmingham and Montgomery, Alabama and lease space for a network operations center and a switch site in Arab, Alabama. We also lease space for our switch sites in:

  .     Jacksonville and Ocala, Florida;
  .     Atlanta, Georgia;
  .     Gulfport, Mississippi ;
  .     Greensboro, North Carolina; and
  .     Columbia, South Carolina.

The leases for these switch sites expire on various dates from 2002 to 2009. In addition, we have leased space in Miami, Florida and Houston, Texas, and purchased land in Nashville, Tennessee, for switches we expect to add in 2000.

  We have also constructed a multi-service facility in Anniston, Alabama to function as a centralized switching control center for our network and an operator services center. In addition, we lease space to operate a Customer Network Operations Center, or CNOC, in Atlanta, Georgia.


  We operate branch offices in:

  . Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;
  .       Little Rock, Arkansas;
  . Daytona, Ft. Lauderdale, Jacksonville, Ocala, Orlando, Pensacola, Tallahassee and Tampa, Florida;
  .       Albany, Atlanta (two offices), Columbus and Macon, Georgia;
  .       New Orleans and Baton Rouge, Louisiana;
  .       Biloxi, Greenwood, Hattiesburg, Jackson and Tupelo, Mississippi;
  .       Charlotte, Greensboro and Raleigh, North Carolina; and
  .       Charleston, Columbia and Greenville, South Carolina;

  The leases for these offices expire on various dates from 2000 through 2005. We also lease office space for various administrative functions, including accounting, legal, sales and human resources in Huntsville Alabama and own an administrative office in Arab, Alabama.

  As part of our fiber optic network and switched service system, we own or lease rights of way, land, office space and towers throughout the southern United States.

  We own land and microwave transmission towers at various locations in Alabama.

  We expect to lease or purchase additional office space and switching and other network facilities in connection with the planned expansion of our telecommunications network system.

Item 3.  Legal Proceedings.

  We are a party to legal proceedings in the ordinary course of our business, including disputes with contractors or vendors, which we believe are not material to our business. We also are a party to regulatory proceedings affecting the relevant segments of the communications industry generally.


Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to our security holders in the fourth quarter of 1999.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

  Our common stock is traded on The Nasdaq National Market under the symbol "ITCD." The following table sets forth for the last two years the high and low sales prices per share of the common stock as reported by The Nasdaq National
Market:


1998                High       Low
----                ----       ---

First Quarter      $16.625   $ 8.312
Second Quarter      21.500    13.312
Third Quarter       25.500    14.500
Fourth Quarter      20.500     8.500

1999                High       Low
----                ----       ---
First Quarter      $22.000   $12.500
Second Quarter      40.750    19.750
Third Quarter       32.500    22.063
Fourth Quarter      31.500    22.500


  On March 28, 2000, there were approximately 851 holders of record of the common stock.

  We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of the Board of Directors to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including our earnings, operations, capital requirements, financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The indentures under which we have issued our publicly traded notes contain restrictions on our ability to pay dividends. We expect that the agreement for our new senior secured credit facility also will contain such restrictions.

Item 6.  Selected Financial Data.

     The following table sets forth selected financial and operating data for ITC/\DeltaCom. The selected historical statement of operations data for each of the years ended December 31, 1999, 1998, 1997, 1996 and 1995 and the selected historical balance sheet data for the years then ended, have been derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants.


                                                                  Year Ended December 31,
                                                        -----------------------------------------
                                               1999          1998          1997(a)(b)          1996(c)            1995
                                           ------------  ------------  -------------------  -------------       --------
                                                               (In thousands, except share data)
Income Statement Data:
Operating revenues                         $   244,844   $   171,838      $  114,590          $  66,518        $ 5,751
                                           -----------   -----------      ----------          ---------        -------
Operating expenses:
 Cost of services                              118,721        82,979          54,550             38,756          3,149
 Selling, operations, and
  administration                                96,854        64,901          38,255             18,876          1,627
 Depreciation and amortization                  53,810        30,887          18,332              6,438          1,268
                                           -----------   -----------      ----------          ---------        -------
  Total operating expenses                     269,385       178,767         111,137             64,070          6,044
                                           -----------   -----------      ----------          ---------        -------
Operating (loss) income                        (24,541)       (6,929)          3,453              2,448           (293)
Equity in losses of
 unconsolidated subsidiaries                         0             0               0             (1,590)          (258)
Interest expense                               (45,293)      (31,930)        (21,367)            (6,173)          (297)
Interest and other income (other
 expense), net                                  14,949         6,499           4,251                172             41
                                           -----------   -----------      ----------          ---------        -------
Loss before income taxes,
 preacquisition loss
 and extraordinary item                        (54,885)      (32,360)        (13,663)            (5,143)          (807)
Income tax provision (benefit)                      94        (6,454)         (3,324)            (1,233)          (303)
Preacquisition loss                                  0             0              74                  0              0
Extraordinary item (net of tax)                      0        (8,436)           (508)                 0              0
                                           -----------   -----------      ----------          ---------      ---------
Net loss                                   $   (54,979)  $   (34,342)     $  (10,773)         $  (3,910)     $    (504)
                                           ===========   ===========      ==========          =========      =========

Basic and diluted net loss per
 common share: (d)
  Before extraordinary loss                $     (0.98)  $     (0.51)     $    (0.26)         $   (0.10)     $   (0.01)
  Extraordinary loss                              0.00         (0.16)          (0.01)              0.00           0.00
                                           -----------   -----------      ----------          ---------      ---------
  Net loss                                 $     (0.98)  $     (0.67)     $    (0.27)         $    0.10     $    (0.01)
                                           ===========   ===========      ==========          =========      =========

Basic weighted average common shares
 outstanding (d) (e)                        56,370,269    50,972,361      40,249,816         38,107,350      38,107,350
Diluted weighted average common shares
 outstanding (d) (e)                        56,370,269    50,972,361      40,249,816         38,203,852      38,203,852

Balance Sheet Data:
Working capital (deficit)                  $   244,913   $   190,118      $  116,446         $    3,415      $     (242)
Total assets                                   807,598       587,517         386,104            113,208          20,922
Long-term debt, advances from ITC
 Holding and capital lease obligations,
 including current portions                    516,907       417,934         203,889             75,443           3,144
Stockholders' equity                           218,162       118,200         148,266             19,257          14,307

Other Financial Data:
Capital expenditures                           165,540       147,842          43,874              6,173           1,806

Cash flows (used in) provided by
 operating activities                           (5,334)        9,512                6,302          8,189          1,437
Cash flows used in investing
 activities                                    149,995       118,166               93,854         72,694          1,479
Cash flows provided by
 financing activities                          219,593       198,447              180,625         65,150            180
EBITDA, as adjusted (f)                         29,269        23,958               21,785          8,886            975
Ratio of earnings to fixed charges (g)              --            --                   --             --             --
-------------------

(a) On March 27, 1997, ITC/\DeltaCom purchased the Georgia Fiber Assets. The results of operations for the Georgia Fiber Assets are included in the consolidated statements of operations beginning March 27, 1997. See Note 11 to the consolidated financial statements appearing elsewhere in this report.
(b) On March 27, 1997, ITC/\DeltaCom purchased the remaining 64% partnership interest in Gulf States FiberNet. Gulf States FiberNet's revenues and expenses have been included in the consolidated statement of operations data effective January 1, 1997 with the preacquisition loss attributable to the previous owner deducted to determine the consolidated net loss for the year ended December 31, 1997. See Note 11 to our consolidated financial statements appearing elsewhere in this report.
(c) On January 29, 1996, ITC Holding purchased DeltaCom, Inc. DeltaCom's results of operations are included in the historical statement of operations data since the date of acquisition.
(d) On July 29, 1998, ITC/\DeltaCom announced a two-for-one stock split of its common stock to be effected in the form of a stock dividend. The record date for the stock split was August 18, 1998 and the payment date was September 4, 1998. The common stock began trading giving effect to the stock split on September 8, 1998. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.
(e) Pursuant to SAB 98, for periods prior to the completion of the initial public offering, basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and nominal issuances of common stock and common stock equivalents, regardless of whether they are anti-dilutive.
(f) EBITDA, as adjusted, represents earnings before extraordinary item, preacquisition loss, equity in losses of unconsolidated subsidiaries, net interest, other income (expense), income taxes, depreciation and amortization. EBITDA, as adjusted, is provided because it is a measure commonly used in the industry. EBITDA, as adjusted, is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.
(g) Earnings consist of income before income taxes, plus fixed charges. Fixed charges consist of interest charges and amortization of debt issuance costs and the portion of rent expense under operating leases representing interest, estimated to be one-third of such expense. Earnings were insufficient to cover fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 by $54.9 million, $32.4 million, $13.7 million,
    $5.1 million and $0.8 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  We have included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in our industry. EBITDA, as adjusted, represents earnings before extraordinary item, net interest, other income (expense), income taxes, and depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.

Overview

  We are a full service provider of integrated voice and data telecommunications services on a retail basis to mid-size and major regional businesses in the southern United States and a leading regional provider of carrier's carrier services to other telecommunications companies. In connection with these businesses, we own, operate and manage an extensive fiber optic network in the southern United States. We had revenues of $244.8 million, $171.8 million and $114.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  We provide our carriers' carrier services to other telecommunications carriers, including, among others, AT&T, Sprint, MCI WorldCom, Qwest, Cable & Wireless, and Broadwing. During 1999, we extended our fiber network approximately 450 route miles to approximately 8,250 route miles, consisting of approximately 4,550 owned miles and approximately 3,700 managed, monitored and marketed miles. Our carriers' carrier services business generated revenues of $72.9 million, $51.9 million and $31.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  We also provide our retail services to mid-sized and major regional businesses in the southern United States. We offer our retail services in a bundled package tailored to the business customer's specific needs. These retail services include:

  .       local exchange services;
  .       long distance services;
  .       calling card and operator services;
  .       ATM, frame relay and high capacity
          broadband private line services;
  .       Internet, intranet and Web page hosting services;
          primary rate interface connectivity and collocation services to
  .       Internet service providers;
  .       customer premise equipment sale, installation and repair;
  . enhanced services, including conference calling, fax broadcasting and pre-paid calling cards;
  . consulting, integration, operation and proactive management of data networks; and
  . in-depth network performance analysis and implementation and design services for data network deployment.

  At December 31, 1999, we provided our retail services to approximately 12,375 business customers in 33 metropolitan areas and had sold approximately 128,200 access lines, of which approximately 101,500 had been installed. We added eleven branch offices, three Nortel DMS-500 voice switches, three frame relay switches and four ATM switches to our existing network during 1999. We intend to provide the full range of our retail services in a total of approximately 47 metropolitan areas throughout the southern United States by the end of 2001. Our retail services business generated revenues of $172.0 million, $119.9 million and $83.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  Company Background. We were incorporated in March 1997 as a wholly owned subsidiary of ITC Holding Company, Inc., to acquire and operate ITC Holding's retail services and carriers' carrier services businesses. As discussed in Note 1 to our consolidated financial statements appearing elsewhere in this report, this reorganization was accounted for in a manner similar to a pooling of interests.

  ITC Holding began to offer carriers' carrier services in late 1992 through Interstate FiberNet, a partnership in which ITC Holding held a 49% interest. In August 1994, ITC Holding acquired the remaining 51% interest in Interstate FiberNet. Also in August 1994, ITC Holding formed a second partnership, Gulf States FiberNet, to construct and operate a fiber optic route primarily from Atlanta, Georgia to Shreveport, Louisiana with several supplemental spur routes. In March 1997, ITC Holding acquired the remaining partnership interests in Gulf States FiberNet and the Georgia Fiber Assets, which we refer to as the "Gulf States Acquisition," which included one customer contract representing $3.5 million in annual revenues through August 2001, the expiration date of the contract. InterQuest, which was merged into our subsidiary, Interstate FiberNet, in July 1997, has provided operator and directory assistance services since March 1992. Members of our management have been managing the businesses of both Interstate FiberNet and Gulf States FiberNet since their inception.

  In January 1996, as a result of the acquisition of DeltaCom, Inc., which we refer to as the "DeltaCom Acquisition," we entered the retail long distance business and acquired several fiber optic routes within Alabama that complemented the existing networks operated by Interstate FiberNet and Gulf States FiberNet. DeltaCom, a provider of telecommunications services since its inception in 1982, provided long distance services to mid-sized and major regional businesses in the southern United States.

  Carriers' Carrier Services. We provide our carriers' carrier services using our owned and managed fiber optic network. This network reaches over 100 POPs in the following ten southern states:

  .  Alabama
  .  Arkansas
  .  Florida
  .  Georgia
  .  Louisiana
  .  Mississippi
  .  North Carolina
  .  South Carolina
  .  Tennessee
  .  Texas

  Of our network's approximately 8,250 route miles, approximately 4,550 are owned and operated by us and approximately 3,700 are owned and operated principally by three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, with which we have marketing and management arrangements. Our arrangement with Entergy is exclusive. In addition, we have a buy-sell agreement with Carolinas FiberNet, LLC, which manages fiber optic facilities in North Carolina and South Carolina. This agreement enables the parties to buy and sell capacity on each other's networks and allows us to provide customers with access to POPs throughout those states.

  In addition, as part of our strategy, we intend to continue to evaluate the potential expansion of our network through a combination of new construction, long-term dark fiber leases and fiber swap transactions, depending on the extent of capital required over the economic life of the fiber assets to be deployed. To the extent that we elect to expand our network through long-term operating leases in lieu of construction, fiber swap transactions or long-term dark fiber capital leases, we expect such leases to have a negative effect on EBITDA, as adjusted; however, we expect that any expansion of our network through long-term operating leases will provide opportunities to generate additional revenues, which would partly offset any negative effects on EBITDA, as adjusted. We expect to add approximately 1,000 to 1,500 owned and operated route miles to our fiber network by the end of 2000 through a combination of construction and long-term dark fiber leases on various routes.

  We derive commission revenues from the marketing, sale and management of capacity on the utility-owned portions of our network. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force in servicing the utility-owned portions of the network as we do for the portions owned by us. Our commission revenues from these arrangements amounted to approximately $8.4 million, $3.8 million and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. We expect commissions associated with the utility-owned portions of the network to continue to increase in 2000.

  We provide wholesale long-haul services to our carriers' carrier customers on a "take or pay" long-term basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the "take or pay" or individual circuit contract. As of December 31, 1999, we had remaining future long-term contract commitments totaling approximately $114.2 million. These contracts expire on various dates through 2008 and are expected to generate approximately $103.3 million in revenues for us through 2004.

  We have implemented electronic redundancy throughout our network, which enables traffic to be rerouted to another fiber in the same sheath in the event of a partial fiber cut or electronic failure. At December 31, 1999, approximately 64% of our network was also protected by geographical diverse routing, also called a self-healing ring, which is a network design that enables traffic to be rerouted to an entirely different fiber optic cable, assuming capacity is available, in the event of a total cable cut.

  Retail Services. Our retail services involve the provision of voice, data and video telecommunications services to end users or resellers. Our retail services include the following:

  Local Services. We currently provide local service by using our own facilities and by reselling the services of incumbent local exchange carriers. Over time, we expect to migrate a majority of the local service onto our own facilities. At December 31, 1999, we offered local exchange services in 32 of the 33 markets in which we provided our retail services. Local service revenue comprised approximately 42% of all new retail services revenues purchased by customers during 1999.

  In connection with offering local exchange services, we have entered into an interconnection agreement with BellSouth to (1) resell BellSouth's local exchange services and (2) interconnect our network with BellSouth's network for the purpose of gaining immediate access to all of BellSouth's unbundled network elements. This agreement allows us to enter new markets with substantially lower capital expenditures and to offer local exchange service to our current customer base. The BellSouth interconnection agreement currently allows us to provide local service on a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using our facilities. The terms of this interconnection agreement, including interim pricing terms agreed to by us and BellSouth, have been approved by state regulatory authorities in all states in which BellSouth operates, although they remain subject to review and modification by such authorities. In addition, the BellSouth interconnection agreement does not resolve all operational issues, which BellSouth and we are continuing to negotiate to resolve. We believe that this interconnection agreement provides a foundation for us to provide local service on a reasonable commercial basis, but there can be no assurance in this regard and important issues remain unsettled as a result of legal and regulatory developments and related matters.

  On July 1, 1999, our resale and interconnection agreement with BellSouth expired. We are currently in arbitration with BellSouth, in all BellSouth states except Kentucky and Mississippi, regarding some of the terms and conditions of the interconnection agreement. In Mississippi, we opted-in to an existing interconnection agreement between BellSouth and another CLEC. As contemplated by the original interconnection agreement, we will continue to exchange traffic under substantially the same terms on a month-to-month basis until such time as renewal terms, conditions and prices are ordered by a state commission or negotiated by us and BellSouth. The new terms, conditions and prices would then be retroactive to July 1, 1999. To date, orders regarding the terms and conditions of the interconnection agreement have been issued by Florida and South Carolina in the arbitration proceedings and we anticipate the remaining states will issue orders by the end of the second quarter of 2000.

  Our strategy is ultimately to offer facilities-based local service in a majority of our markets by collocating our equipment with that of BellSouth and other incumbent local exchange carriers with which we have concluded interconnection agreements. We began collocating our equipment in some of the BellSouth central office locations during the first quarter of 1998. As of December 31, 1999, we had completed physical collocation of switching equipment in 125 BellSouth markets, and were offering our "Unity" product in 31 markets. The Unity product, which we market primarily to mid-sized and major regional businesses, utilizes a direct T-1 connection from the customer's location to one of our switches and provides the customer with both local and long distance calling on any of 24 available channels. We expect to add an additional 60 to 80 collocations during 2000, bringing our total collocations to between 185 and 205.

  Under the BellSouth interconnection agreement, we continued to bill BellSouth during 1999 for reciprocal interconnection charges related to the provision by us of facilities-based local exchange services. A significant amount of such charges is attributable to call terminations by us to customers that are Internet service providers, or ISPs. BellSouth has stated that it views termination to such ISPs as not included under the reciprocal charge arrangements set forth in the interconnection agreement, and has refused to pay compensation for such terminations either to us or to other competitive local exchange carriers, or CLECs, operating under similar interconnection agreements. The Alabama Public Service Commission rendered a ruling in our favor in March 1999 and issued an order requiring BellSouth to pay all withheld reciprocal compensation sums within 20 days. BellSouth appealed this order to the United States District Court in Montgomery, Alabama. In August 1999, the United States District Court entered a decision and ordered BellSouth to pay reciprocal compensation for dial-up calls from BellSouth customers to ISPs served by us. BellSouth filed an appeal of the United States District Court's decision to the 11th Circuit Court of the United States regarding this issue. The funds are currently being held in escrow by the federal court pending outcome of BellSouth's request for review of the public order. We have filed a similar complaint before the South Carolina Public Utilities Commission, the Florida Public Service Commission and the North Carolina Public Service Commission seeking a ruling requiring BellSouth to pay the reciprocal compensation with respect to our South Carolina, Florida and North Carolina operations. We are reviewing all potential remedies and claims in the remaining jurisdictions.

  We have continued to bill BellSouth the reciprocal compensation rate under the interconnection agreement which expired July 1, 1999. We believe this rate will be substantially reduced retroactively to July 1, 1999 pursuant to the proceedings described above. Such a rate reduction would result in a substantial reduction in the related accounts receivable billed and reserved subsequent to July 1, 1999. For the years ended December 31, 1999 and 1998, these charges to BellSouth amounted to approximately $23.4 million and $7.4 million, respectively, inclusive of $15.7 million of charges from July 1, 1999 to December 31, 1999. We recognized approximately $2.0 million and $756,000 of these charges as operating revenue during the years ended December 31, 1999 and 1998, respectively, which represent amounts BellSouth had actually paid or indicated it will pay. We reserved directly against the remaining $21.4 million and $6.6 million of billings for the years ended December 31, 1999 and 1998, respectively, inclusive of $14.6 million of billings for the period from July 1, 1999 to December 31, 1999. We believe our position with respect to the reserved portion of the cumulative local interconnection billings is supported by the terms of the BellSouth interconnection agreement, as do other CLECs who are strongly contesting refusals by incumbent local exchange carriers, or ILECs, to pay compensation in these circumstances, although, as discussed above, our billed and reserved accounts receivable for the period from July 1, 1999 to December 31, 1999 may be substantially reduced pending outcome of the terms of the new interconnection agreement. As of December 31, 1999, we had reserved for approximately $28.0 million of cumulative local interconnection billings.

  Many regulatory authorities that have addressed the issue have ruled in favor of CLECs, but the issue generally remains under appeal in those circumstances. In Alabama, Florida, Georgia, North Carolina, Tennessee and Kentucky, the state utility commissions have entered rulings favoring the arguments of the CLECs. The issue in these states is under appeal by the ILECs. The issue is still pending in Louisiana. Mississippi has issued an unfavorable ruling against CLECs on this issue. Although the provision of facilities-based local services involves high fixed costs, associated variable costs are generally low. Consequently, a resolution of the controversy with respect to payment of such charges by BellSouth in favor of us could have a positive impact on both gross margin and EBITDA, as adjusted. Although discussions and arbitration hearings have taken place between the parties since expiration of the BellSouth interconnection agreement on July 1, 1999, there can be no assurance that the interconnection agreement will be renewed on the same terms with respect to the disputed charges, or at all. Therefore, even if the controversy regarding such charges is resolved in our favor under the current interconnection agreement, there can be no assurance that any positive effect on our financial position will continue beyond July 1, 1999. The South Carolina Public Service Commission has ruled in favor of BellSouth regarding reciprocal compensation on a going forward basis. We have appealed this decision. In addition, the D.C. circuit recently vacated and remanded the FCC's ruling that, for jurisdictional purposes, ISP bound calls are interstate.

  We expect that as we increase our provision of local service on a facilities basis rather than on a resale basis, we will (1) reduce our own access costs when we sell our end users long distance services, and (2) realize increased revenues from the originating and terminating switched access services we provide to other carriers originating and/or terminating calls for our local end user customers. Certain incumbent local exchange companies, including BellSouth, have taken the position that when a carrier seeking to provide local service obtains all necessary elements consisting of loops and switches, from the incumbent local exchange carrier in a combined form, the incumbent local exchange carrier retains the right to receive the access revenues associated with service to the customers served on that basis. Further legal challenges are likely and important issues related to this form of interconnection remain open, including issues related to when a competitor can obtain network elements used for, among other things, access purposes.

  We anticipate that an increasing portion of our revenue will be derived from local services, primarily those provided pursuant to the BellSouth interconnection agreement and similar agreements we have with other local exchange carriers, including GTE, Sprint and SBC Communications. We expect that gross margin associated with our facilities-based local retail services will be slightly better than gross margin associated with our long distance retail services, but that in general, gross margin associated with our retail services will be lower than that associated with our carriers' carrier services. There can be no assurance that we will be able to enter into additional interconnection agreements on terms acceptable to us or at all, or that the incumbent local exchange carriers will provide the operational support required for us to provide local services to end users.

  Long Distance. We offer a full range of retail long distance services, including traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services.

  Data Services. We provide high quality data services to our customers primarily using frame relay switches distributed throughout our network, which enable customers to use a single network connection to communicate with multiple sites throughout our fiber optic network. We currently provide ATM services on a facilities-based and resale basis. We will continue to seek, through strategic business relationships with other providers, to interconnect our fiber optic network with the fiber optic networks of other companies. We anticipate increased demand for data services in the future and expect that in the future a larger percentage of our revenues will be derived from the sale of dedicated data services.

  During 1999, we increased our data and related service offerings with the acquisition, by merger, of AvData. New or expanded services offerings resulting from the acquisition include consulting, integration, operation and proactive management of data networks with 24 x 7 monitoring, trouble shooting, problem resolution and comprehensive network performance reporting for corporate networks. In addition, we added in-depth network performance analysis, as well as design and implementation services for data network deployment, to our product mix through our acquisition of AvData. This acquisition has also strengthened and enhanced our data service offerings.

  Internet Access, Intranet Services and Web Hosting. We provide dedicated, frame relay Internet access and Internet and intranet services, electronic mail, e-commerce and Web hosting services. We expect that mid-sized and larger businesses will require faster Internet access and larger bandwidth in the future, and we intend to develop and offer products and services that will respond to that demand using our network and services.

  During 1999, we continued to expand our service offerings to the Internet marketplace by increasing our existing service offerings to the ISP market segment. We offer local service to ISPs via primary rate interface connectivity, including the collocation of ISP terminal equipment such as modems, routers and/or network servers. We increased our capital expenditures related to these services significantly during 1999 and the second half of 1998 because we expect demand for these services to continue to be strong, we plan to continue to allocate an increasing amount of capital to these services during 2000.

  Customer Premise Equipment Sale, Installation and Repair. We sell, install and repair customer premise equipment such as telephones, office switchboard systems and, to a lesser extent, private branch exchange, or PBX, for customers in the following markets:

  . Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;
  .  Atlanta and Columbus, Georgia;
  .  Jacksonville, Ocala and Pensacola, Florida;
  .  Baton Rouge, Louisiana;
  .  Greenwood, Hattiesburg, Jackson and Tupelo, Mississippi;
  .  Charlotte and Greensboro, North Carolina; and
  .  Charleston, Columbia and Greenville, South Carolina.

  We intend to offer customer premise equipment sales, installation and repair in additional markets in the future, with the goals of (enhancing and supporting our sale of local and long distance services and enhancing customer retention. We plan to form relationships with local customer premise equipment installation companies in all of our markets for the purpose of selling and installing customer premise equipment not otherwise provided by us.

  Although we expect that a majority of our revenue growth will come from our retail services business, we do not expect our retail services to obtain a significant share of the market for telecommunications services in the southern United States. The customer contracts for our retail services generally provide for payment in arrears based on minutes of use for switched services and payment in advance for private line services. The contracts generally also provide that the customer may terminate the affected services without penalty in the event of certain outages in service and for certain other defined causes. The contracts also typically provide that the customer must use at least a minimum dollar amount of switched long distance services per month for the term of the contract. During the past several years, market prices for many telecommunications services segments have been declining, which we believe will likely continue. In response to these and other competitive pressures, we have modified some of our retail contracts to extend to selected customers lower rates over longer terms as a means of maintaining and developing our customer base. In the future, in response to competitive considerations, we may decide to modify other retail customer contracts in a similar manner, emphasizing lower pricing and longer commitment periods. A substantial portion of our total revenues is from retail long distance services. Revenue per minute from these services has been declining and we expect it to continue to decline.

  Operating Expenses. Our principal operating expenses consist of cost of services, selling, operations and administration expenses, and depreciation and amortization.

  Cost of Services. Cost of services related to our retail services consists primarily of access charges and local facility charges paid to local exchange carriers, as well as wholesale carrier origination, termination and interexchange facility charges paid to other interexchange carriers. Cost of services related to our carriers' carrier services are substantially all fixed costs attributable to:

  .  the leasing of dark fiber under long-term operating leases;
  . the leasing of capacity outside our owned or managed network, referred to as "off-net capacity," to meet customer requirements; and
  . network costs associated with the provision of signaling system 7, or "SS7," services.

  We purchase off-net capacity to provide our carriers' carrier services in cases where we plan to construct our own network to replace the off-net portion of particular fiber routes. Although we are substantially able to meet the requirements of our customers on our network, we purchase off-net capacity to fill customers' requirements that cannot be met on our network.

  Selling, operations and administration. Selling, operations and administration expenses consist of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration.

  Depreciation and amortization. Depreciation and amortization include depreciation of our telecommunications network and equipment and amortization of goodwill and other intangible assets related to acquisitions, primarily the DeltaCom Acquisition and the AvData Acquisition.

  As we continue to expand into new geographic markets, add new branch offices and facilities, and enlarge our current product offerings, cost of services and selling, operations and administration expenses are expected to increase substantially. Therefore, we expect to incur increasing operating losses over the next few years. Although we anticipate that we will generate positive cash flow from operations, we expect that such cash flows will be more than offset by capital expenditures during the next several years as we implement our business plan. We expect that our gross margins from our bundle of telecommunications services will continue to be adversely affected by our local service product, because the gross margin on the resale of local services through incumbent local exchange carrier facilities will be lower than the gross margin on our existing businesses. As we increasingly use incumbent local exchange carrier unbundled network elements instead of resold services, we expect gross margin on local service to improve. Such improvement is expected to result from reduced access charges and from efficiencies realized through increased reliance on the owned portion of our network. Competitive market pressures to reduce prices for our retail services, as discussed above, however, could offset improved margins that may result from a shift away from resold local exchange services.

Other Information About Our Business

The following table presents as of recent dates information about our operations and business.

                                            Statistical Data*
                                            -----------------

                                     December 31,    September 30,   June 30,   March 31,   December 31,
                                         1999            1999          1999        1999         1998
                                    --------------  ---------------  ---------  ----------  -------------

Cumulative markets                         33               30         26          23             22
Business customer served -
   retail services**                   12,375           11,900     11,250      11,000         10,500
Route miles                             8,250            8,250      8,100       7,800          7,800
Collocations                              125               70         36          30             30
Voice switches                             10                9          8           7              7
ATM switches                               10               10         10           7              6
Frame relay switches                       17               17         19          15             14
Number of employees                     1,640            1,570      1,330       1,170          1,125
Lines sold cumulative                 128,200           91,800     74,400      60,000         42,000
Lines installed cumulative            101,500           76,000     56,000      45,300         32,200
Lines installed/Lines sold                 79%              83%        75%         76%            77%
 percentage

      *Data rounded except as to markets, collocations and switches
      **Reflects the combination of certain customers' multiple accounts into a single customer profile.


Results of Operations

  The following tables present for the years ended December 31, 1999, 1998 and 1997 for our carriers' carrier services and our retail services businesses selected statement of operations data as a percentage of our revenue:


                             Results of Operations
                                 (In thousands)

                                         Carriers' Carrier Services
                                 -------------------------------------------
                                           Year Ended December 31,
                                 -------------------------------------------
                                  1999     %     1998     %     1997     %
                                 -------  ----  -------  ----  -------  ----

Revenues                         $72,853  100%  $51,902  100%  $31,024  100%
Cost of services                  10,771   15     7,642   15     3,908   13
                                 -------        -------        -------
Gross margin                      62,082   85    44,260   85    27,116   87
                                 -------        -------        -------
Selling, operations and
     administration               24,151   33    14,411   28     8,401   27
Depreciation and amortization     28,857   40    19,136   37    12,077   39
                                 -------        -------        -------
Total operating expenses          53,008   73    33,547   65    20,478   66
                                 -------        -------        -------
Operating income                 $ 9,074   12   $10,713   20   $ 6,638   21
                                 =======        =======        =======

EBITDA, as adjusted              $37,931   52   $29,849   57   $18,715   60
                                 =======        =======        =======

                                                 Retail Services
                                                 ---------------

                                              Year Ended December 31,
                                 --------------------------------------------------
                                    1999      %       1998      %      1997     %
                                 ----------  ----  ----------  ----  --------  ----

Revenues                          $171,991   100%   $119,936   100%  $83,566   100%
Cost of services                   107,950    63      75,337    63    50,642    61
                                  --------          --------         -------
Gross margin                        64,041    37      44,599    37    32,924    39
                                  --------          --------         -------
Selling, operations and
      administration                72,703    42      50,490    42    29,854    36
Depreciation and amortization       24,871    14      11,669    10     6,255     7
                                  --------          --------         -------
Total operating expenses            97,574    56      62,159    52    36,109    43
                                  --------          --------         -------
Operating loss                    $(33,533)  (19)   $(17,560)  (15)  $(3,185)   (4)
                                  ========          ========         =======

EBITDA, as adjusted               $ (8,662)   (5)   $ (5,891)   (5)  $ 3,070     4
                                  ========          ========         =======


Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

Revenues

  Total revenue increased $73.0 million (42.5%), from $171.8 million for the year ended December 31, 1998 to $244.8 million for the year ended December 31, 1999.

  Revenues from our retail services increased $52.1 million (43.5%), from $119.9 million for the year ended December 31, 1998 to $172.0 million for the year ended December 31, 1999. The increase in our retail services revenue was primarily attributable to:

  . continued geographic expansion, including the opening of eleven branch sales offices;
  .  maturation of existing sales offices;

  . continued increase in the number of business customers, from approximately 10,500 as of December 31, 1998 to approximately 12,375 as of December 31, 1999;
  . an increase in product diversity, including an increase in revenues from our local exchange services, local ISP telecommunications services and data related services;
  . the inclusion of revenue from the operations of AvData and SciTel since our acquisition of those companies on July 8, 1999 and August 16, 1999, respectively;
  . continued growth in local lines in service, from approximately 32,200 as of December 31, 1998 to approximately 101,500 as of December 31, 1999;
  . continued growth in long distance minutes of use, partially offset by a decrease in long distance rates; and
  . continued stability in the rate of revenue loss from lost customers from period to period.

  Revenues from our carriers' carrier services increased $21.0 million (40.5%), from $51.9 million for the year ended December 31, 1998 to $72.9 million for the year ended December 31, 1999. The increase in revenue from our carriers' carrier services was primarily attributable to:

  . an increase in our customer base resulting from the continued increasing demand for bandwidth, partially offset by pricing pressures on some of our network routes;
  . expansion of our fiber optic network, from approximately 7,800 route miles as of December 31, 1998 to approximately 8,250 route miles as of December 31, 1999; and
  . continued growth in commissions derived from our managed, monitored, and marketed portion of our network.

  We expect to experience continued revenue growth in both our retail services and our carrier's carrier services into 2000. This growth is expected to be driven primarily by (1) increased demand for our diverse retail product mix, especially our local and data products, (2) increased minutes of use, partially offset by declining rates, and (3) increased demand for bandwidth, including our new wholesale IP backbone product, partially offset by declining rates.

  No single retail services or carriers' carrier services customer represented over 10% of our total revenues for the year ended December 31, 1999.

Cost of Services

  Total cost of services increased $35.7 million, from $83.0 million for the year ended December 31, 1998 to $118.7 million for the year ended December 31, 1999.

  Cost of services for our retail services increased $32.6 million, from $75.3 million for the year ended December 31, 1998 to $107.9 million for the year ended December 31, 1999. Cost of services as a percentage of revenue for our retail services remained constant at 63% from 1998 to 1999. The increase in cost of services in absolute dollars for our retail services was primarily attributable to an increase in our network and other usage based provider costs associated with our product and customer growth. We expect to experience improvements in the cost of services as a percentage of revenues as we continue to move local and long distance services to our own facilities and as we receive reductions in our off-network costs. We expect that such improvements will continue to be partially offset by costs related to our advanced IP and other network initiatives.

  Cost of services for our carriers' carrier services increased $3.1 million, from $7.7 million for the year ended December 31, 1998 to $10.8 million for the year ended December 31, 1999. Cost of services as a percentage of revenue for our carriers' carrier services remained constant at 15% from 1998 to 1999. The increase in absolute dollars was primarily attributable to an increase in our network costs resulting from the expansion of our fiber network. We believe the pricing pressures we have experienced will be partially offset in the future by an increasing demand for bandwidth, which will facilitate continued revenue growth.

Selling, Operations and Administration Expense

  Total selling, operations and administration expense increased $32.0 million, from $64.9 million (38% as a percentage of revenue) for the year ended December 31, 1998 to $96.9 million (40% as a percentage of revenue) for the year ended December 31, 1999.

  Selling, operations and administration expense attributable to our retail services increased $22.2 million, from $50.5 million (42% as a percentage of revenue) for the year ended December 31, 1998 to $72.7 million (42% as a percentage of revenue) for the year ended December 31, 1999. The increase in selling, operations and administration expense in absolute dollars for our retail services was primarily attributable to:

  . an increase in the number of employees, primarily employees dedicated to sales, customer support and provisioning;
  . our continued geographic expansion including opening eleven branch sales offices; and
  .  the expansion of our product lines, especially local and data services.

  Selling, operations and administration expense attributable to our carriers' carrier services increased $9.8 million, from $14.4 million (28% as a percentage of revenue) for the year ended December 31, 1998 to $24.2 million (33% as a percentage of revenue) for the year ended December 31, 1999. The increase in selling, operations, and administration expense for our carrier's carrier services was primarily due to additions of personnel resulting from the geographic expansion of our network, the infrastructure required to support the IP backbone and an increase in information systems, research and development, marketing and accounting costs.

Depreciation and Amortization

  Total depreciation and amortization increased $22.9 million, from $30.9 million for the year ended December 31, 1998 to $53.8 million for the year ended December 31, 1999. Our retail services accounted for $13.2 million of the increase, which was primarily related to installation of new central office equipment and other telecommunications equipment. Our carriers' carrier services accounted for $9.7 million of the increase, which was primarily attributable to network expansion. We expect depreciation and amortization to continue to increase during 2000 as we add new switches and network facilities and expand into new markets.

Interest Expense

  Total interest expense increased $13.4 million, from $31.9 million for the year ended December 31, 1998 to $45.3 million for the year ended December 31, 1999. The increase in interest expense in 1999 was primarily attributable to a full year's interest on our 8 7/8% Senior Notes issued in March 1998, which we refer to as the "March 1998 Notes," our 9-3/4% Senior Notes issued in November 1998, which we refer to as the "November 1998 Notes," and our 4 1/2% Convertible Subordinated Notes due 2006, which we refer to as the "1999 Convertible Subordinated Notes." We expect interest expense to continue to increase during 2000 as a result of incurring interest for a full year on the outstanding notes.

Interest Income

     Total interest income increased $4.4 million, from $9.8 million for the year ended December 31, 1998 to $14.2 million for the year ended December 31, 1999 as a result of the temporary investment of available cash balances.

Other Income (Expense)

  In March 1998, we reclassified our interest rate swap agreement from a hedge of an anticipated transaction to a trading security resulting in a non-cash charge against earnings of approximately

$2.5 million. This change in classification required us to record the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the offering of the March 1998 Notes. The interest rate swap agreement is marked to market on a monthly basis. For the year ended December 31, 1999 and 1998, we recognized income (expense) from the mark-to-market of the interest rate swap of approximately $1.6 million and $(2.4) million, respectively.

EBITDA, as adjusted

  EBITDA, as adjusted, increased $5.3 million, from $24.0 million for the year ended December 31, 1998 to $29.3 million for the year ended December 31, 1999.

  EBITDA, as adjusted, attributable to our retail services for the year ended December 31, 1999 was $(8.7) million, a decrease of $2.8 million, compared to $(5.9) million for the year ended December 31, 1998. EBITDA, as adjusted, attributable to our retail services remained constant at (5)% of revenues for the years ended December 31, 1998 and 1999. The decrease in EBITDA, as adjusted, in absolute dollars for our retail services was primarily attributable to increases in:

  .  network costs associated with increased customer usage;
     costs associated with the expansion of new sales offices; and . employment of additional personnel to support growth and expansion of this segment.

  EBITDA, as adjusted, attributable to our carriers' carrier services for the year ended December 31, 1999 was $37.9 million, an increase of $8.0 million, compared to $29.9 million for the year ended December 31, 1998. The increase in EBITDA, as adjusted, for our carriers' carrier segment was primarily attributable to the increased demand for bandwidth, partially offset by rate adjustments for customers to current market rates and the cost of additional support personnel.


Year Ended December 31, 1998 Compared with Year Ended December 31, 1997

Revenues

  Total revenue increased $57.2 million (49.9%), from $114.6 million for the year ended December 31, 1997 to $171.8 million for the year ended December 31, 1998. Revenues from our retail services increased $36.3 million (43.4%), from $83.6 million for the year ended December 31, 1997 to $119.9 million for the year ended December 31, 1998. The increase in our retail services revenue was primarily attributable to:

  . continued geographic expansion, including the opening of seven new branch sales offices;
  .  the maturation of existing sales offices;
  . continued product expansion as local exchange services and data services increased as a percentage of our total retail services revenue;
  . an increase in the customer base from approximately 7,700 to approximately 10,500;
  . an increase in long distance minutes of use; and . continued stability from period to period in the rate of revenue loss from lost customers.

  The majority of our retail services revenue growth during 1998 was a result of our execution of our business plan through internal expansion efforts. We completed the acquisition of IT Group Communications, a Jackson, Mississippi-based long distance carrier, in 1998.

  Revenues from our carriers' carrier services increased $20.9 million (67.4%), from $31.0 million for the year ended December 31, 1997 to $51.9 million for the year ended December 31, 1998. The increase in revenue for our carriers' carrier services was primarily attributable to continued:

  . increases in the existing customer base as a result of increasing demand for bandwidth;

  . expansion of owned and operated routes; and . growth in commissions derived from our managed, monitored, and marketed routes.

  No single retail services or carriers' carrier services customer represented over 10% of our total revenues for the year ended December 31, 1998.

Cost of Services

  Total cost of services increased $28.4 million, from $54.6 million for the year ended December 31, 1997 to $83.0 million for the year ended December 31, 1998. Cost of services for our retail services operations increased $24.7 million, from $50.6 million for the year ended December 31, 1997 to $75.3 million for the year ended December 31, 1998. Cost of services as a percentage of revenue for our retail services operations increased from 61% in the year ended December 31, 1997 to 63% in the year ended December 31, 1998. The increase in cost of services as a percentage of revenue for our retail services was primarily attributable to:

  . a significant increase in the local service offering in 1998, mostly on a resale basis, which has a lower gross margin than our other services; and
  . trunking and routing inefficiencies as we installed four new Nortel DMS-500 switches and other telecommunications facilities in new markets.

  Cost of services for our carriers' carrier services operations increased $3.7 million, from $3.9 million for the year ended December 31, 1997 to $7.6 million for the year ended December 31, 1998. Cost of services as a percentage of revenue from our carriers' carrier services operations increased from 13% in the year ended December 31, 1997 to 15% in the year ended December 31, 1998. The increase in the cost of services as a percentage of revenue from our carriers' carrier services was primarily attributable to:

  . acceptance of fibers under a long term dark fiber operating lease for a route from Dallas to Longview, Texas in April 1998; and
  .  pricing pressures as a result of new competitors entering our markets.

Selling, Operations and Administration Expense

  Total selling, operations and administration expense increased $26.6 million, from $38.3 million (33% as a percentage of revenue) for the year ended December 31, 1997 to $64.9 million (38% as a percentage of revenue) for the year ended December 31, 1998.

  Selling, operations and administration expense attributable to our retail services increased $20.6 million, from $29.9 million (36% as a percentage of revenue) for the year ended December 31, 1997 to $50.5 million (42% as a percentage of revenue) for the year ended December 31, 1998. The increase in selling, operations and administration expense as a percentage of revenue from our retail services was primarily attributable to:

  . an increase in the number of employees, primarily sales, information system and provisioning personnel;
  . continued geographic expansion including opening seven new branch offices; . expansion of existing service offerings, primarily local services; and . external costs associated with our Year 2000 readiness program, which amounted to approximately $1.1 million for the year ended December 31, 1998, compared to no such external costs in the year ended December 31, 1997.

  Selling, operations and administration expense attributable to our carriers' carrier services increased $6.0 million, from $8.4 million (27% as a percentage of revenue) for the year ended December 31, 1997 to $14.4 million (28% as a percentage of revenue) for the year ended December 31, 1998. The increase in selling, operations, and administration expense for our carrier's carrier services resulted from the increased cost of personnel necessitated by geographic and service capability expansion of our network.

Depreciation and Amortization

  Total depreciation and amortization increased $12.6 million, from $18.3 million for the year ended December 31, 1997 to $30.9 million for the year ended December 31, 1998. Our retail services accounted for $5.4 million of the increase, which was primarily attributable to installation of new telecommunications equipment. Our carriers' carrier services accounted for $7.1 million of the increase, which was primarily attributable to network expansion.

Interest Expense

  Total interest expense increased $10.5 million, from $21.4 million for the year ended December 31, 1997 to $31.9 million for the year ended December 31, 1998. The increase in interest expense in 1998 was due to interest expense incurred on the March 1998 Notes, the November 1998 Notes and five additional months interest on our 11% Senior Notes due 2007 issued in June 1997, which we refer to as the "1997 Notes."

Interest Income

  Interest income increased $5.5 million, from $4.3 million for the year ended December 31, 1997 to $9.8 million for the year ended December 31, 1998 as a result of short-term investment of proceeds from the March 1998 Notes and the November 1998 Notes.

Other Expense

  In March 1998, we changed the accounting for our interest rate swap agreement from a hedge of an anticipated transaction to a trading security, resulting in a non-cash charge against earnings of approximately $2.5 million. This change in classification required us to record the interest rate swap agreement on the consolidated balance sheet at fair market value at the time of receipt of the proceeds from the sale of the March 1998 Notes. The interest rate swap agreement is marked to market on a monthly basis. For the year ended December 31, 1998, we recognized expense of approximately $2.4 million from the mark to market of the interest rate swap.

Income Taxes

  For the year ended December 31, 1997, we included the taxable income of ITC Holding, our former parent, through the date of our merger with ITC Holding, in our consolidated tax return. As a result of tax sharing arrangements with ITC Holding, we received benefits for certain of our net operating losses. The benefit received, as a percentage of taxable income, was 24% for the year ended December 31, 1997. During 1998, we recorded a $3.9 million receivable related from the carry back of our 1998 net operating loss. The benefit received, as a percentage of taxable income, was 20% for the year ended December 31, 1998.

Extraordinary Loss

  We recorded a pre-tax loss of $10.6 million, or $8.4 million after tax, related to the redemption on April 2, 1998 of $70 million principal amount of the 1997 Notes. The extraordinary loss consisted of a $7.7 million redemption premium and a $2.9 million write-off of related debt issuance costs.

EBITDA, as adjusted

  EBITDA, as adjusted, increased $2.2 million, from $21.8 million for the year ended December 31, 1997 to $24.0 million for the year ended December 31, 1998. EBITDA, as adjusted, attributable to our retail services for the year ended December 31, 1998 was $(5.9) million, a decrease of $9.0 million, compared to $3.1 million for the year ended December 31, 1997. EBITDA, as adjusted, attributable to our retail services decreased from 4% of revenues for the year ended December 31, 1997 to (5)% of revenues for the year ended December 31, 1998. EBITDA, as adjusted, attributable to our carriers' carrier services for the year ended December 31, 1998 was $29.9 million, an increase of $11.2 million, compared to $18.7 million for the year ended December 31, 1997.


Liquidity and Capital Resources

  We (used) generated net cash from operating activities of $(5.3) million, $9.5 million, and $6.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Changes in working capital were $(6.4) million in the year ended December 31, 1999, $6.7 million in the year ended December 31, 1998 and $(5.0) million in the year ended December 31, 1997.

  . The change in the year ended December 31, 1999 was primarily due to an increase in accounts receivable and other current assets, partially offset by an increase in accounts payable, unearned revenue and accrued compensation and other accrued liabilities.
  . The change in the year ended December 31, 1998 was primarily due to an increase in accounts payable, interest and other accruals and unearned revenue, partially offset by increases in accounts receivable.
  . The change in the year ended December 31, 1997 was primarily due to increases in unearned revenue and accrued liabilities, offset by increases in accounts receivable. Of this increase in accounts receivable and unearned revenue, $2.3 million and $1.3 million, respectively, resulted from the Gulf States Acquisition, with the remaining increase in accounts receivable attributable to increased earned and unearned revenue in our carriers' carrier services and our retail services.

  Cash used for investing activities was $150.0 million, $118.2 million, and $93.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  . The cash used in the year ended December 31, 1999 was primarily for the funding of capital expenditures.
  . The cash used in the year ended December 31, 1998 was primarily for the funding of capital expenditures.
  . The cash used in the year ended December 31, 1997 was primarily for the purchase of restricted investments held by a trustee to fund the first six interest payments on the 1997 Notes, as required by the indenture for the 1997 Notes, and to fund capital expenditures.

  We made capital expenditures of $165.5 million, $147.8 million, and $43.9 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  . Of the $165.5 million of capital expenditures for the year ended December 31, 1999, $66.8 million related to our carriers' carrier services and $98.7 million related to our retail services.
  . Of the $147.8 million of capital expenditures for the year ended December 31, 1998, $80.4 million related to our carriers' carrier services and $67.4 million related to our retail services.
  . Of the $43.9 million of capital expenditures for the year ended December 31, 1997, $27.5 million related to our carriers' carrier services and $16.4 million related to our retail services.

  Cash provided by financing activities was $219.6 million, $198.4 million, and $180.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

  . Net cash provided by financing activities for the year ended December 31, 1999 consisted primarily of net proceeds of $97 million from the sale of the 1999 Convertible Subordinated Notes, $120.9 million from the sale of common stock in a public offering, $2.7 million from exercise of common stock options, and net repayment of other long-term debt and capital leases of $1.1 million.

  . Net cash provided by financing activities for the year ended December 31, 1998 consisted primarily of net proceeds of $155.2 million from the sale of the March 1998 Notes, $121.4 million from the sale of the November 1998 Notes, and $1.3 million from exercise of common stock options, less $70 million paid in redemption of some of the 1997 Notes, a $7.7 million premium paid in connection with the partial redemption of the 1997 Notes, and net repayment of other long-term debt and capital leases of $1.6 million.
  . Net cash provided by financing activities for the year ended December 31, 1997 consisted primarily of net proceeds of $192.1 million from the sale of the 1997 Notes and $87.6 million from our initial public offering of common stock, less $43.2 million of repayment of advances from ITC Holding, net repayments of other long-term debt and capital leases of $52.6 million and $3.3 million of other cash used in financing activities.

  ITC Holding partially financed the DeltaCom Acquisition and the Gulf States Acquisition with debt, which consisted of the following:

  . a $74.0 million term loan under a bank facility incurred in connection with the DeltaCom Acquisition and pushed down to us, which we refer to as "the DeltaCom Indebtedness";
  . a $41.6 million bridge facility incurred in connection with the Gulf States Acquisition, which required the refinancing of Gulf States FiberNet's existing project facility; and
  . a $10.0 million unsecured note issued in connection with the Gulf States Acquisition and assumed by a subsidiary of ours, which was repaid in full in November 1997 with a portion of the net proceeds from our initial public offering.

  On July 25, 1997, approximately $62.7 million of the $192.1 million of net proceeds from the sale of the 1997 Notes was used to purchase U.S. government securities, which are held by the 1997 Notes trustee in a pledged account to fund the first six scheduled interest payments on the 1997 Notes. The balance of the net proceeds from the 1997 Notes offering, approximately $129.4 million, was released to us. A portion of the released proceeds was applied on July 25, 1997 as follows: (1) to repay approximately $57.8 million of indebtedness to ITC Holding, including approximately $9.5 million of accrued interest associated with the DeltaCom Acquisition and advances used by us for capital expenditures; and (2) to repay approximately $41.6 million of indebtedness incurred under the bridge facility, referred to above, together with approximately $200,000 of accrued interest. In connection with our reorganization, $31.0 million of the DeltaCom Indebtedness was forgiven by ITC Holding and contributed to us as additional equity.

  In September 1997, Interstate FiberNet, Inc., a wholly-owned subsidiary of ours, entered into a five-year $100 million term and revolving credit facility to be used for working capital and other corporate purposes, including refinancing existing indebtedness, capital expenditures and permitted acquisitions. In February 1998, we amended the credit facility to provide, among other things, for a $50 million revolving credit facility. We further amended this facility in November 1998 and May 1999. No funds were ever dispersed under this facility. We recorded a loss of approximately $2.5 million due to the reclassification of our interest rate swap agreement in connection with this facility from a hedge of an anticipated transaction to a trading security, as a result of our sale of the March 1998 Notes. See Note 5 to our consolidated financial statements appearing elsewhere in this report for further discussion of this interest rate swap agreement. The credit facility contains restrictions on Interstate FiberNet and its subsidiaries and requires Interstate FiberNet to comply with financial tests and to maintain financial ratios. The credit facility is guaranteed by us and ITC/\DeltaCom Communications, Inc. and is secured by a first priority lien on all current and future assets of Interstate FiberNet and its subsidiaries and a first priority pledge of the stock of Interstate FiberNet and its subsidiaries.

  On October 29, 1997, we completed our initial public offering in which we issued 5,750,000 shares of common stock at a price of $16.50 per share. After giving effect to the two-for-one stock split we completed in the third quarter of 1998, the initial public offering would have been 11,500,000 shares at a per share price of $8.25.

  On March 3, 1998, we issued $160 million principal amount of the March 1998 Notes at a price of 99.9%, yielding net proceeds of approximately $155 million. We are using the proceeds (1) to replace portions of the proceeds from our initial public offering in October 1997, which we used in April 1998 to redeem $70 million principal amount of the 1997 Notes, (2) to fund continued market and fiber optic expansion and (3) to replace funds that would have otherwise been available under our credit facility, which was modified to, among other things, reduce available borrowings thereunder from $100 million to $50 million.

  On April 2, 1998, we redeemed $70 million principal amount of the 1997 Notes, with proceeds remaining from the initial public offering, at a redemption price of 111% of such principal amount, plus accrued and unpaid interest. We recorded an extraordinary loss of approximately $10.6 million related to the redemption of this debt. In connection with the redemption, the trustee for the 1997 Notes released to us approximately $18.0 million held by the trustee as security for the payment of remaining interest through June 1, 2000 on the 1997 Notes which we redeemed.

  On May 20, 1998, we completed our acquisition of certain assets and liabilities of IT Group Communications. We issued 177,106 shares of common stock and assumed liabilities of approximately $1.2 million to consummate the transaction. We acquired approximately 900 customers, predominately located in Mississippi, and an important network point of presence in Jackson, Mississippi.

  On November 5, 1998, we issued, in a private offering, $125 million principal amount of the November 1998 Notes, yielding net proceeds of approximately $122 million. We intend to continue to use the net proceeds from this issuance to fund market expansion, the on-going development and construction of our fiber optic network, product development and general corporate purposes.

  In April 1999, we filed a registration statement with the Securities and Exchange Commission for the issuance from time to time of up to $300 million in equity securities, including common stock, preferred stock, shares of preferred stock represented by depositary shares, warrants exercisable for common stock, preferred stock or depositary shares, subscription rights evidencing the right to purchase any of these securities and stock purchase contracts to purchase common stock or preferred stock and stock purchase units. The common stock we issued and sold in May 1999, as described below, was registered pursuant to this registration statement.

  In May 1999, we completed an underwritten public offering and sale of 6,037,500 shares of our common stock, yielding net proceeds to us of approximately $120.9 million. We intend to continue to use the net proceeds from this offering (1) to fund an accelerated market expansion of our telecommunications business, including expansion of our fiber optic network, expansion of our local ISP telecommunications services and the opening of new sales offices, and (2) for additional working capital and other general corporate purposes.

  In May 1999, we completed a private offering and sale of $100 million aggregate principal amount of the 1999 Convertible Subordinated Notes. The 1999 Convertible Subordinated Notes bear interest at an annual rate of 4 1/2% payable each May 15 and November 15, beginning November 15, 1999. These notes are unsecured general obligations of ours and are convertible into common stock at any time after August 10, 1999, at a conversion price of $26.67 per share, subject to adjustment in certain events. We may redeem these notes or make the notes nonconvertible under specified circumstances before May 17, 2002. We intend to continue to use the net proceeds from this issuance (1) to fund an accelerated expansion of our fiber optic network and (2) to purchase switching equipment, inventory, and other electronics and network assets related (a) to our fiber optic network and (b) to our provision of primary rate interface connectivity to ISPs.

  At December 31, 1999, we had entered into agreements with vendors to purchase approximately $52 million of equipment and services, and, for the year ended December 31, 1999, had made capital expenditures of $165.5 million. We currently estimate that our aggregate capital requirements for our existing lines of business will range from $235 million to $245 million in 2000, inclusive of the

$52 million in commitments as of December 31, 1999. We expect to make substantial capital expenditures thereafter. We intend to make capital expenditures in 2000 primarily for the following:

  . accelerated expansion of our fiber optic network in Texas, including Austin and San Antonio, and in Tennessee, including Memphis, Nashville, Chattanooga and Knoxville;
  . continued acquisition and installation of switches and related equipment related to our facilities-based local telephone service offering;
  . continued addition of switching capacity, electrical equipment and additional collocation space in connection with the expansion of our ISP local telecommunications services;
  .  market expansion; and
  .  infrastructure enhancements, principally for information systems.

  In February 2000, we received a commitment from Morgan Stanley Senior Funding, Inc., Bank of America Securities and Goldman Sachs Credit Partners L.P. to fully underwrite a $160 million senior secured credit facility. This credit facility will be subject to customary conditions for a transaction of its type, including without limitation, completion of definitive documentation and finalization of all terms and conditions. We expect this credit facility to be syndicated and fully funded in April, 2000, completely drawn at closing and not subject to financial maintenance covenants.

  In March 2000, we launched a new business, to be operated as e/\DeltaCom, to extend and enhance our data and Internet access products by offering customers collocation and Web server hosting services integral to operating business-critical applications over the Internet. We expect to invest approximately $250 million of capital to cover capital expenditures and working capital requirements during the first three years of operations of this business, including approximately $65 million during 2000. We expect the revenues from the business of e/\DeltaCom to be insignificant in 2000, while resulting in negative cash flow from operations of approximately $15 million. We will use some of the proceeds expected to be available under our new $160 million senior secured credit facility to fund the operations of this new business.

  The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments, including market developments and new opportunities, or in the event we decide to make acquisitions or enter into joint ventures and strategic alliances in our industry.

  We may require additional capital to fund our growth, as well as to fund continued operating losses and working capital. We believe that cash on hand, cash flow from operations and anticipated borrowings under the $160 million senior secured credit facility will provide sufficient funds to enable us to expand our business as currently planned through the second quarter of 2001, after which we may need to seek additional financing to fund capital expenditures and working capital. We will review all of our alternatives for obtaining additional equity investments. If these or other sources of funds are unavailable, we may not have a ready source of liquidity. In the event that our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations. In addition, if we make acquisitions, we may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. There can be no assurance that we will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to us. Inability to generate or obtain sufficient funds would result in delay or abandonment of some or all of our development and expansion plans, which could have a material adverse effect on us.

  Although our liquidity has improved, our level of indebtedness and debt service obligations significantly increased as a result of our issuances of the 1997 Notes, the March 1998 Notes, the November 1998 Notes and the 1999 Convertible Subordinated Notes and will increase as a result of our anticipated borrowings under our planned $160 million senior secured credit facility. The successful implementation of our strategy, including expansion of our network and obtaining and retaining a significant number of customers, and significant and sustained growth in our cash flow are necessary for us to be able to meet our debt service requirements. There can be no assurance that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges, or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

Year 2000

  We developed and implemented a comprehensive Year 2000 plan to guide us through the evaluation, testing, remediation and implementation of all facets of the Year 2000 transition, including among other things, the monitoring of any potential adverse impact arising from services and equipment provided to us, by our vendors within the telecommunications industry. In the hours after the Year 2000 date change, our network operations and information technology teams validated and monitored our network elements, software and hardware operations, and the business operation processes. To our knowledge, we experienced no networking problems arising from the transition of our network into the year 2000. However, we may not have identified and remediated all significant Year 2000 problems. Further remediation efforts may involve significant time and expense, and unremediated problems may have a material adverse effect on our business.

  We sell our products and services to companies in a variety of industries, each of which may be experiencing different Year 2000 issues. Customer difficulties with Year 2000 issues might require us to devote additional resources to resolve underlying problems.

  Although we have not been made a party to any litigation or arbitration proceeding to date involving our products or services and related to Year 2000 compliance issues, we may in the future be required to defend our products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes regardless of the merits of such disputes, and any liability for Year 2000-related damages, including consequential damages, would negatively affect our business, results of operations, financial condition and liquidity, perhaps materially.

  We have incurred internal labor as well as consulting and other expenses necessary to prepare our systems for the transition into the year 2000. Through the end of 1999, we incurred approximately $2.1 million in external costs for our Year 2000 program, inclusive of $1.0 million of costs incurred during the year ended December 31, 1999. These costs have been expensed as incurred.


Effects of New Accounting Standards

  Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, provides guidance on accounting for the costs of computer software developed or obtained for internal use. We adopted Statement of Position 98-1 effective January 1, 1999, with no material impact on the consolidated financial statements.

  SFAS No. 133, Accounting for Derivative Instruments and for Hedging Activities, establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (1) derivative instruments and (2) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 or January 1, 2001 for companies with calendar-year fiscal years. We expect to implement SFAS No. 137 for the fiscal year beginning January 1, 2001, and do not expect the adoption of SFAS No. 137 will have a material effect on our consolidated financial statements.

Inflation

  We do not believe that inflation has had a significant impact on our consolidated operations in any of the three years ended December 31, 1999.



Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

  We are exposed to interest rate risk related to our interest rate swap agreement and our borrowings under our credit facility. There were no borrowings outstanding under our credit facility as of December 31, 1999. In addition, we are exposed to fair value risk related to our fixed-rate, long-term debt. Our market risk sensitive instruments do not subject us to material market risk exposures. See Note 5 to our consolidated financial statements appearing elsewhere in this report for additional information.



Item 8.  Financial Statements and Supplementary Data.

  The consolidated financial statements of ITC/\DeltaCom listed in Item 14 are filed as part of this report and appear on pages F-2 through F-29.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

  Information responsive to this Item is incorporated herein by reference to ITC/\DeltaCom's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.


Item 11.  Executive Compensation.

  Information responsive to this Item is incorporated herein by reference to ITC/\DeltaCom's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  Information responsive to this Item is incorporated herein by reference to ITC/\DeltaCom's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.


Item 13.  Certain Relationships and Related Transactions.

  Information responsive to this Item is incorporated herein by reference to ITC/\DeltaCom's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-29 of this report and are incorporated by reference in Part II, Item 8:

          Report of Independent Public Accountants.

          Consolidated Balance Sheets as of December 31, 1999 and 1998.

          Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

          Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

          Notes to Consolidated Financial Statements.

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2:

          Report of Independent Public Accountants as to Schedule.

          Schedule II--Valuation and Qualification Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the consolidated financial statements of ITC/\DeltaCom or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

                                 EXHIBIT INDEX



        EXHIBIT
        NUMBER      EXHIBIT DESCRIPTION
        -------     --------------------------------------------------------------------------------------------
         2.1        Agreement and Plan of Merger, dated April 15, 1999, among ITC/\DeltaCom, Inc., Interstate
                    FiberNet, Inc. and AvData Systems, Inc. (filed as Exhibit 2.1 to Current Report Form 8-K, filed with the Commission on April 30, 1999, and incorporated herein by reference).
         3.1        Certificate of Incorporation of ITC/\DeltaCom, Inc. (filed as Exhibit 3.1 to Registration
                    Statement on Form S-1, as amended, File No. 333-36683 ("Form S-1") and incorporated herein by reference).
         3.2        Amended and Restated Bylaws of ITC/\DeltaCom, Inc. (filed as Exhibit 3.2 to Form S-1 and incorporated herein by reference).
         4.1        Form of Common Stock Certificate of ITC/\DeltaCom, Inc. (filed as Exhibit 4.1 to Form S-1 and incorporated herein by reference).
        10.1        Capacity Agreement dated as of February 1, 1997 between Interstate FiberNet and Entergy
                    Technology Company  (filed as Exhibit 10.1 to Registration Statement on Form S-4, as
                    amended, File No. 333-31361 (the "1997 Form S-4") and incorporated herein by reference).
        10.2        License Agreement dated February 1, 1997 between Interstate FiberNet and Metropolitan
                    Atlanta Rapid Transit Authority (filed as Exhibit 10.2 to 1997 Form S-4 and incorporated herein by reference).
        10.3        Supply Agreement for Transmission Equipment dated March 26, 1993 between Interstate
                    FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.3 to 1997 Form S-4 and incorporated herein by reference).
      10.3.1        Network Products Purchase Agreement, dated as of December 24, 1997, by and between
                    Interstate FiberNet, Inc. and Northern Telecom, Inc.  (filed as Exhibit 10.3.1 to the
                    Company's Annual Report on Form 10-K, File No. 000-23253 (the "1997 Form 10-K"), filed with the Commission on March 30, 1998 and incorporated herein by reference).
        10.4        First Amendment to Supply Agreement for Transmission Equipment dated as of September 9,
                    1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.4 to 1997
                    Form S-4 and incorporated herein by reference).
        10.5        Second Amendment to Supply Agreement for Transmission Equipment dated as of January 19,
                    1994 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.5 to 1997
                    Form S-4 and incorporated herein by reference).
        10.6        Sixth Amendment to Supply Agreement for Transmission Equipment dated as of November 21,
                    1996 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Third and the Fourth Amendment to this Agreement) (filed as Exhibit 10.6 to 1997 Form S-4 and incorporated herein by reference).
        10.7        Seventh Amendment to Supply Agreement for Transmission Equipment dated as of April 15, 1997 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Fifth
                    Amendment to this Agreement) (filed as Exhibit 10.7 to 1997 Form S-4 and incorporated herein by reference).
        10.8        Master Capacity Lease dated July 22, 1996 between Interstate FiberNet and InterCel PCS
                    Services, Inc. (filed as Exhibit 10.8 to 1997 Form S-4 and incorporated herein by reference).
        10.9        First Amendment to Master Capacity Lease dated as of August 22, 1996 between Interstate
                    FiberNet and InterCel PCS Services, Inc. (filed as Exhibit 10.9 to 1997 Form S-4 and incorporated herein by reference).
       10.10        Amended and Restated Loan Agreement dated as of March 27, 1997 by and among Gulf States
                    Transmission Systems, Inc., the Lenders parties thereto and


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



                    Consolidated Communications Corporation (predecessor to DeltaCom, Inc.) (filed as Exhibit
                    10.32 to 1997 Form S-4 and incorporated herein by reference).
     10.32.1        Supplement Agreement; Leased Fiber Pathways, dated as of September 26, 1997, by and between
                    Tennessee Valley Authority and DeltaCom, Inc. (filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference).
       10.33        Interconnection Agreement signed March 12, 1997 between DeltaCom, Inc. and BellSouth
                    Telecommunications, Inc. (filed as Exhibit 10.33 to 1997 Form S-4 and incorporated herein by reference).
       10.34        Amendment to Interconnection Agreement relating to BellSouth loops dated March 12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.34 to
                    1997 Form S-4 and incorporated herein by reference).
       10.35        Amendment to Interconnection Agreement relating to resale of BellSouth services dated March
                    12, 1997 between DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit to 1997 Form S-4 and incorporated herein by reference).
     10.35.1        Third Amendment to Interconnection Agreement, dated March 12, 1997, by and between
                    DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.1 to 1997
                    Form S-4 and incorporated herein by reference).
     10.35.2        Fourth Amendment to Interconnection Agreement, dated August 22, 1997, by and between
                    DeltaCom, Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.2 to 1997
                    Form S-4 and incorporated herein by reference).
     10.35.3        Amendment to Interconnection Agreement, dated October 3, 1997, by and between DeltaCom,
                    Inc. and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.3 to Form S-1 and incorporated herein by reference).
     10.35.4        Fifth Amendment to Interconnection Agreement, dated July 22, 1998, by and between DeltaCom,
                    Inc., and BellSouth Telecommunications, Inc. (filed as Exhibit 10.35.4 to November 1998
                    Form 10-Q, filed with the Commission on November 16, 1998 and incorporated herein by reference).
       10.36        Master Equipment Lease Agreement dated October 30, 1995 between AT&T Systems Leasing Co.
                    and DeltaCom, Inc. (filed as Exhibit 10.36 to 1997 Form S-4 and incorporated herein by reference).
       10.37        Network Products Purchase Agreement dated January 24, 1996, as amended through March 4,
                    1997, between DeltaCom, Inc. and Northern Telecom, Inc. (filed as Exhibit 10.37 to 1997
                    Form S-4 and incorporated herein by reference).
       10.38        First Amendment to Product Attachment Carrier Network Products, dated May 20, 1997 (filed as Exhibit 10.38 to 1997 Form S-4 and incorporated herein by reference).
       10.39        Agreement for Use of Optical Fiber System, Microwave Radio Tower Site and Associated
                    Facilities dated January 2, 1996 between DeltaCom, Inc. and SCI Systems, Inc. (filed as
                    Exhibit 10.39 to 1997 Form S-4 and incorporated herein by reference).
       10.40        Collocate Agreement dated January 7, 1991 between Williams Telecommunications Services,
                    Inc., and Southern Interexchange Facilities, Inc. (including consent for change of control)
                    (filed as Exhibit 10.40 to 1997 Form S-4 and incorporated herein by reference).
       10.41        Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA Communications, Inc., for switch location in Columbia, South Carolina (filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference).
       10.42        Lease Agreement dated January 1, 1996 between Brindlee Mountain Telephone Company and
                    DeltaCom, Inc. for, among other purposes, switch location in Arab, Alabama (filed as
                    Exhibit 10.42 to 1997 Form S-4 and incorporated herein by reference).
       10.43        Promissory Note dated March 27, 1997 between ITC Holding Company, Inc. and SCANA
                    Communications, Inc. (filed as Exhibit 10.43 to 1997 Form S-4 and incorporated herein by reference).
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
                    and between WorldCom Network Services, Inc. d/b/a/ WilTel, Associated Communications
                    Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as
                    Exhibit 10.73 to 1997 Form S-4 and incorporated herein by reference).
+      10.74        Marketing and Operating Agreement, dated as of October 6, 1994,  by and between Interstate
                    FiberNet and DukeNet Communications, Inc. (filed as Exhibit 10.74 to 1997 Form S-4 and incorporated herein by reference).
+      10.75        Reseller Agreement, dated June 25, 1997, by and between DeltaCom,  Inc. and Total Network
                    Services, a division of Cable & Wireless, Inc. (filed as Exhibit 10.75 to 1997 Form S-4 and incorporated herein by reference).
       10.76        Sublease Agreement, dated as of January 1, 1995, by and between ITC Holding Company, Inc.
                    and ITC Transmission Systems, Inc. (filed as Exhibit 10.76 to 1997 Form S-4 and incorporated herein by reference).
     10.77.1        $100,000,000 Credit Agreement, dated as of September 17, 1997, among Interstate FiberNet,
                    Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (the "IFN Credit Agreement") (filed as Exhibit 10.77 to 1997 Form S-4 and incorporated herein by reference).
     10.77.2        First Amendment to Credit Agreement, dated as of October 20, 1997, among Interstate
                    FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other
                    Lenders identified therein (filed as Exhibit 10.77.2 to Form S-1 and incorporated herein by reference).
     10.77.3        First Amended and Restated Credit Agreement, dated as of February 24, 1998, among
                    Interstate FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (filed as Exhibit 10.77.3 to 1997 Form 10-K and incorporated herein by reference).
     10.77.6        Third Amendment, dated as of the 6th day of May, 1999, to the First Amended and Restated
                    Credit Agreement among Interstate FiberNet, Inc., the Lenders (as defined therein) and
                    NationsBank, N.A., successor by merger to NationsBank of Texas, N.A., a national banking association, as Administrative Lender for itself and the Lenders (filed as Exhibit 10.77.6 to the May 1999 Form 10-Q and incorporated herein by reference).
     10.78.1        Security Agreement, dated as of September 17, 1997, made by Interstate FiberNet, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.1 to 1997 Form S-4 and incorporated herein by reference).
     10.78.2        Security Agreement, dated as of September 17, 1997, made by DeltaCom, Inc. in favor of
                    NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the
                    IFN Credit Agreement (filed as Exhibit 10.80.2 to 1997 Form S-4 and incorporated herein by reference).
     10.78.3        Security Agreement, dated as of September 17, 1997, made by Gulf States Transmission
                    Systems, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.3 to 1997 Form S-4 and incorporated herein by reference).
     10.79.1        Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc. and United States Trust
                    Company of New York, as Trustee, relating to the 11% Senior Notes due 2007 of ITC/\DeltaCom,
                    Inc. (filed as Exhibit 4.1 to 1997 Form S-4 and incorporated herein by reference).
     10.79.2        Supplemental Indenture, dated as of October 17, 1997, between ITC/\DeltaCom, Inc. and United
                    States Trust Company of New York, as Trustee (filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference).
       10.80        Registration Rights Agreement, dated June 3, 1997, among ITC/\DeltaCom, Inc.



                    and Morgan Stanley & Co. Incorporated, Merrill Lynch & Co., First Union Capital Markets Corp. and
                    NationsBanc Capital Markets, Inc. (filed as Exhibit 4.2 to 1997 Form S-4 and incorporated herein by reference).
       10.81        Pledge and Security Agreement dated as of June 3, 1997 from  ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New York as Trustee (filed as Exhibit 4.3 to 1997 Form
                    S-4 and incorporated herein by reference).
       10.82        Form of Exchange Note (contained in Indenture filed as Exhibit 10.79.1).
       10.83        Assignment and Contribution Agreement Pursuant to Pledge and Security Agreement dated as of
                    July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States
                    Trust Company of New York, as Trustee filed herewith (filed as Exhibit 4.5 to 1997 Form S-4 and incorporated herein by reference).
+      10.84        MCI Carrier Agreement, effective September 1, 1997, by and between MCI Telecommunications
                    Corporation and Associated Communications Companies of America (ACCA) (filed as Exhibit
                    10.87 to Form S-1 and incorporated herein by reference).
+      10.85        First Amendment to the MCI Carrier Agreement, dated as of November 21, 1997, by and between
                    MCI Telecommunications Corporation and Associated Communication Companies of America (ACCA)
                    (filed as Exhibit 10.87.1 to 1997 Form 10-K and incorporated herein by reference).
       10.86        ITC/\DeltaCom, Inc. 1997 Stock Option Plan (filed as Exhibit 10.88 to Form S-1 and incorporated herein by reference).
       10.87        ITC/\DeltaCom, Inc. 1997 Director Stock Option Plan (filed as Exhibit 10.89 to Form S-1 and incorporated herein by reference).
       10.88        ITC Holding Company, Inc. Amended and Restated Stock Option Plan (filed as Exhibit 10.90 to
                    Form S-1 and incorporated herein by reference).
       10.89        ITC Holding Company, Inc. Nonemployee Director Stock Option Plan (filed as Exhibit 10.91 to
                    Form S-1 and incorporated herein by reference).
       10.90        Description of ITC/\DeltaCom, Inc. Bonus Plan (filed as Exhibit 10.92 to Form S-1 and incorporated herein by reference).
       10.91        Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and its Directors and Certain
                    Officers (filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference).
       10.92        Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. (filed as Exhibit 10.94 to Form S-1 and incorporated herein by reference).
       10.93        First Amendment to Sale and Purchase Agreement. Among SCANA  Corporation, SCANA
                    Communications, Inc., and ITC Holding Company, Inc., dated as of October 16, 1997, among
                    SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom,
                    Inc. (filed as Exhibit 10.95 to Form S-1 and incorporated herein by reference).
       10.94        10.94  Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 8-7/8% Senior Notes Due 2008 of ITC/\DeltaCom, Inc.
                    (filed as Exhibit 4.2 to 1997 Form 10-K and incorporated herein by reference).
       10.95        Registration Rights Agreement, dated March 3, 1998, among ITC/\DeltaCom, Inc. and Morgan
                    Stanley & Co. Incorporated, Salomon Brothers Inc and NationsBanc Montgomery Securities LLC.
                    (filed as Exhibit 4.3 to 1997 Form 10-K and incorporated herein by reference).
       10.96        Form of Global 8-7/8% Note Due 2008 (contained in Indenture filed as Exhibit 10.94).
       10.97        Indenture dated as of November 5, 1998 between ITC/\DeltaCom, Inc. and United States Trust
                    Company of New York, as Trustee, relating to the 9-3/4% Senior Notes Due 2008 of
                    ITC/\DeltaCom, Inc. (filed as Exhibit 4.2 to Registration Statement on Form S-4, as amended,
                    File No. 333-71735 (the "February 1999 Form S-4") and incorporated herein by reference).


       10.98        Registration Rights Agreement, dated November 5, 1998, among ITC/\DeltaCom, Inc. and Morgan
                    Stanley & Co. Incorporated and First Union Capital Markets, a division of Wheat First
                    Securities, Inc. (filed as Exhibit 4.3 to February 1999 Form S-4 and incorporated herein by reference).
       10.99        Form of Global 9-3/4% Note Due 2008 (contained in Indenture filed as Exhibit 10.97).
                    10.100  Registration Rights Agreement, dated as of May 12, 1999, by and among ITC/\DeltaCom, Inc.
                    and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union
                    Capital Markets Corp. and NationsBanc Montgomery Securities LLC (filed as Exhibit 4.1 to the May 1999 Form 10-Q and incorporated herein by reference).
      10.101        Indenture dated as of May 12, 1999, between ITC/\DeltaCom, Inc. and U.S. Trust, Company of
                    Texas, N.A., a national banking corporation, as trustee (filed as Exhibit 4.1 to the May
                    1999 Form 10-Q and incorporated herein by reference).
      10.102        Form of Global Note relating to the 4 1/2% Convertible Subordinated Notes due 2006
                    (contained in Indenture filed as Exhibit 101)
      10.103         Form of Registered 4 1/2% Convertible Subordinated Note due 2006 (filed as Exhibit 4.5 to
                    Registration Statement on Form S-3, as amended, File No. 333-84661, and incorporated herein by reference).
      10.104        ITC/\DeltaCom, Inc. 1997 Stock Option Plan (Amended and Restated) (filed as Exhibit 4.3 to
                    Registration Statement on Form S-8, filed with the Commission on August 20, 1999, and incorporated herein by reference).
        12.1        Statement regarding Computation of Ratios.
        21.1        Subsidiaries of ITC/\DeltaCom, Inc.
        23.1        Consent of Arthur Andersen LLP.
        27.1        Financial Data Schedule for the year ended December 31, 1999.

_________________

+       Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

(b)  Reports on Form 8-K.

          ITC/\DeltaCom filed a report of Form 8-K on November 30, 1999, reporting the issuance of a press release by ITC/\DeltaCom revising certain earnings estimates for the fourth quarter of 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants.............................  F-2
Consolidated Balance Sheets - December 31, 1999 and 1998.............  F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997...................................  F-5
Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 1999, 1998 and 1997...................................  F-6
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997...................................  F-7
Notes to Consolidated Financial Statements...........................  F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To ITC/\DeltaCom, Inc.:

We have audited the accompanying consolidated balance sheets of ITC/\DELTACOM, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements (pages F-3-F-29) referred to above present fairly, in all material respects, the consolidated financial position of ITC/\DeltaCom, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 11, 2000

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                   December 31,
                                                                                    ------------------------------------------
                                                                                            1999                  1998
                                                                                    ---------------------  -------------------
                                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents........................................................            $248,431             $184,167
 Restricted assets................................................................               6,741               14,300
 Accounts receivable:
    Customer, net of allowance for uncollectible accounts of
    $1,524 and $1,260 in 1999 and 1998, respectively..............................              47,377               34,219
      Affiliates (Note 10)........................................................               4,047                3,307
 Inventory........................................................................               5,074                1,635
 Prepaid expenses.................................................................               6,011                  591
 Federal income tax receivables (Note 6)..........................................                   0                3,939
                                                                                              --------             --------
    Total current assets..........................................................             317,681              242,158
                                                                                              --------             --------
PROPERTY, PLANT AND EQUIPMENT,
 net (Notes 2 and 3)..............................................................             382,867              262,050
                                                                                              --------             --------
OTHER LONG-TERM ASSETS:
 Intangible assets, net (Notes 2 and 4)...........................................              91,762               63,160
 Restricted assets................................................................                   0                5,735
 Other assets.....................................................................              15,288               14,414
                                                                                              --------             --------
    Total other long-term assets..................................................             107,050               83,309
                                                                                              --------             --------
    Total assets..................................................................            $807,598             $587,517
                                                                                              ========             ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                                                                     December 31,
                                                                                                ----------------------
                                                                                                   1999        1998
                                                                                                ----------  ----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable:
  Trade...........................................................................              $  22,343    $ 12,810
  Construction....................................................................                  8,516       7,233
 Accrued interest.................................................................                  8,281       8,049
 Accrued compensation.............................................................                  4,444       2,998
 Unearned revenue.................................................................                 14,625      11,457
 Other accrued liabilities........................................................                 13,808       8,418
 Current portion of long-term debt and capital lease obligations (Note 5).........                    751       1,075
                                                                                                ---------    --------
    Total current liabilities.....................................................                 72,768      52,040
                                                                                                ---------    --------
LONG-TERM LIABILITIES:
 Deferred income taxes (Note 6)...................................................                    512         418
 Long-term debt and capital lease obligations (Note 5)............................                516,156     416,859
                                                                                                ---------    --------
    Total long-term liabilities...................................................                516,668     417,277
                                                                                                ---------    --------
COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; $7.40 liquidation preference; 5,000,000 shares authorized; 1,480,771 shares issued and outstanding in
  1999 and 1998...................................................................                     15          15
 Common stock, $.01 par value; 90,000,000 shares authorized; 59,556,775
  and 51,339,838 shares issued and outstanding in 1999 and 1998,                                      595         513
  respectively....................................................................
 Additional paid-in capital.......................................................                321,882     167,023
 Accumulated deficit..............................................................               (104,330)    (49,351)
                                                                                                ---------    --------
    Total stockholders' equity....................................................                218,162     118,200
                                                                                                ---------    --------
    Total liabilities and stockholders' equity....................................              $ 807,598    $587,517
                                                                                                =========    ========


   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)


                                                                           Year ended December 31,
                                                               --------------------------------------------
                                                                    1999            1998            1997
                                                               ------------     -----------     -----------
OPERATING REVENUES......................................        $   244,844     $   171,838     $   114,590
COST OF SERVICES........................................            118,721          82,979          54,550
                                                                -----------     -----------     -----------
GROSS MARGIN............................................            126,123          88,859          60,040
                                                                -----------     -----------     -----------
OPERATING EXPENSES:
  Selling, operations, and administration...............             96,854          64,901          38,255
  Depreciation and amortization.........................             53,810          30,887          18,332
                                                                -----------     -----------     -----------
     Total operating expenses...........................            150,664          95,788          56,587
                                                                -----------     -----------     -----------
OPERATING (LOSS) INCOME.................................            (24,541)         (6,929)          3,453
                                                                -----------     -----------     -----------
OTHER INCOME (EXPENSE):
  Interest expense......................................            (45,293)        (31,930)        (21,367)
  Interest income.......................................             14,195           9,753           4,251
  Other income (expense)................................                754          (3,254)              0
                                                                -----------     -----------     -----------
       Total other expense, net.........................            (30,344)        (25,431)        (17,116)
                                                                -----------     -----------     -----------
LOSS BEFORE INCOME TAXES,
 PREACQUISITION LOSS
 AND EXTRAORDINARY ITEM.................................            (54,885)        (32,360)        (13,663)
INCOME TAX EXPENSE (BENEFIT)............................                 94          (6,454)         (3,324)
                                                                -----------     -----------     -----------
LOSS BEFORE PREACQUISITION
 LOSS AND EXTRAORDINARY ITEM............................            (54,979)        (25,906)        (10,339)
PREACQUISITION LOSS (Note 1)............................                  0               0              74
                                                                -----------     -----------     -----------

LOSS BEFORE EXTRAORDINARY ITEM..........................            (54,979)        (25,906)        (10,265)
EXTRAORDINARY ITEM-- LOSS ON EARLY
     EXTINGUISHMENT OF DEBT (LESS
     RELATED INCOME TAX BENEFIT OF $2,133 and
     $311 in  1998 and 1997, respectively)..............                  0          (8,436)           (508)
                                                                -----------     -----------     -----------

NET  LOSS...............................................        $   (54,979)    $   (34,342)    $   (10,773)
                                                                ===========     ===========     ===========
BASIC AND DILUTED NET  LOSS
 PER COMMON SHARE:
  Before extraordinary loss.............................        $     (0.98)    $     (0.51)    $     (0.26)
  Extraordinary loss....................................              (0.00)          (0.16)          (0.01)
                                                                -----------     -----------     -----------
  Net loss..............................................        $     (0.98)    $     (0.67)    $     (0.27)
                                                                ===========     ===========     ===========
  Basic and diluted weighted average common shares
    outstanding.........................................         56,370,269      50,972,361      40,249,816
                                                                ===========     ===========     ===========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                   Preferred Stock     Common Stock                                                      Total
                                   ---------------     ------------        Additional     Contributions  Accumulated  Stockholders'
                                   Shares   Amount    Shares   Amount    Paid-in Capital    Receivable     Deficit       Equity
                                   ------   ------    ------   ------    ---------------    ----------     -------       ------
BALANCE, December 31, 1996.....          0   $  0   30,000,000   $300         $ 23,343        $(150)       $ (4,236)    $ 19,257

Initial capitalization of
ITC/\DeltaCom...................         0      0            0      0                0          150               0          150
Capital contributions from
   ITC Holding, net............          0      0            0      0           52,070            0               0       52,070
Issuance of stock in connection
  with merger with
   ITC Holding.................  1,480,771     15    8,107,350     81              (96)           0               0            0
Sale of common stock, net of
 offering expenses.............          0      0   11,500,000    115           87,385            0               0       87,500
Issuance of common stock
 options.......................          0      0            0      0              580            0               0          580
Deferred compensation..........          0      0            0      0             (555)           0               0         (555)
Exercise of common stock
 options.......................          0      0       27,762      0               37            0               0           37
Net loss.......................          0      0            0      0                0            0         (10,773)     (10,773)
                                 ---------    ---   ----------   ----         --------        -----        --------     --------
BALANCE, December 31, 1997.....  1,480,771     15   49,635,112    496          162,764            0         (15,009)     148,266
Issuance of common stock for
 IT Group acquisition..........          0      0      177,106      2            2,791            0               0        2,793
Deferred compensation..........          0      0            0      0              144            0               0          144
Exercise of common stock
 options.......................          0      0    1,527,620     15            1,324            0               0        1,339
Net loss.......................          0      0            0      0                0            0         (34,342)     (34,342)
                                 ---------    ---   ----------   ----         --------        -----        --------     --------
BALANCE, December 31, 1998.....  1,480,771     15   51,339,838    513          167,023            0         (49,351)     118,200

Sale of common stock, net of
 offering expenses...........            0      0    6,037,500      60         120,869            0               0      120,929
Issuance of common stock for
 AvData acquisition............          0      0      983,511      10          29,180            0               0       29,190
Issuance of common stock for
 SciTel acquisition............          0      0       83,117       1           1,999            0               0        2,000
Retirement of common shares....          0      0       (3,473)      0             (55)           0               0          (55)
Deferred compensation..........          0      0            0       0             145            0               0          145
Exercise of common stock
 options.......................          0      0    1,116,282      11           2,721            0               0        2,732
Net loss.......................          0      0            0       0               0            0         (54,979)     (54,979)
                                 ---------    ---   ----------    ----        --------           --       ---------     --------
BALANCE, December 31, 1999.....  1,480,771    $15   59,556,775    $595        $321,882           $0       $(104,330)   $ 218,162
                                 =========    ===   ==========    ====        ========           ==       =========     ========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     Year ended December 31,
                                                                    -----------------------------------------------------------
                                                                         1999                   1998                  1997
                                                                    ---------------        --------------        --------------

CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net loss..................................................             $ (54,979)            $ (34,342)             $(10,773)
                                                                      -----------          ------------          ------------
 Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities
  (excluding the effects of acquisitions):
  Depreciation and amortization............................                53,810                30,887                18,332
  Amortization of debt issuance costs......................                 2,112                 1,622                   721
  Deferred income taxes....................................                    94                (5,883)                2,056
  Extraordinary item--loss on early extinguishment
    of debt................................................                     0                10,569                   819
  Other....................................................                     0                     0                   187
  Changes in current operating assets and
    liabilities:
     Accounts receivable, net..............................               (12,725)              (14,075)               (9,028)
     Other current assets..................................                (3,322)               (2,164)                  336
     Accounts payable......................................                 6,968                 4,215                   552
     Accrued interest......................................                   232                 6,182                (4,054)
     Unearned revenue......................................                   985                 6,678                 4,016
     Accrued compensation and other accrued
       liabilities.........................................                 1,491                 5,823                 3,138
                                                                      -----------          ------------          ------------
    Total adjustments......................................                49,645                43,854                17,075
                                                                      -----------          ------------          ------------
    Net cash (used in) provided by operating
       activities..........................................                (5,334)                9,512                 6,302
                                                                      -----------          ------------          ------------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Capital expenditures......................................              (166,823)             (148,304)              (48,692)
 Change in accounts payable-construction...................                 1,283                   462                 4,818
 Purchase of Gulf States FiberNet, net of cash
 received (Note 11)........................................                     0                     0                   575
 Purchase of AvData Systems, Inc., net of cash received
 (Note 11).................................................                 2,881                     0                     0
 Release (purchase) of restricted assets, net..............                13,294                30,461               (50,496)
 Other.....................................................                  (630)                 (785)                  (59)
                                                                      -----------          ------------          ------------
     Net cash used in investing activities.................              (149,995)             (118,166)              (93,854)
                                                                      -----------          ------------          ------------


 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                                        Year ended December 31,
                                                                        -------------------------------------------------------
                                                                              1999                1998                1997
                                                                        --------------      -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of 4 1/2% Convertible Subordinated
         Notes, net of issuance costs..........................               96,954                  0                     0
    Proceeds from issuance of 9 3/4% Senior Notes, net of
         issuance costs........................................                    0            121,397                     0
    Proceeds from issuance of 8 7/8 % Senior Notes, net of
        issuance costs.........................................                    0            155,170                     0
     Proceeds from issuance of 11% Senior Notes, net of
        issuance costs.........................................                    0                  0               192,113
    Repayment of 11% Senior Notes..............................                    0            (70,000)                    0
    Premium paid on early retirement of 11% Senior Notes.......                    0             (7,700)                    0
    Proceeds from other long-term debt.........................                    0                  0                41,290
    Payment of commitment fee..................................                    0                  0                (2,719)
    Repayment of other long-term debt and capital lease
       obligations.............................................               (1,102)            (1,597)              (93,894)
    Repayment of advance from ITC Holding......................                    0                  0               (43,228)
    Capital contributions from ITC Holding, net................                    0                  0                  (624)
    Proceeds from issuance of common stock, net of
      offering expenses........................................              120,929                  0                87,650
    Proceeds from exercise of common stock options.............                2,732              1,339                     0
    Retirement of common shares................................                  (55)                 0                     0
    Other  ....................................................                  135               (162)                   37
                                                                            --------           --------              --------
      Net cash provided by financing activities................              219,593            198,447               180,625
                                                                            --------           --------              --------
NET INCREASE IN CASH AND CASH EQUIVALENTS......................               64,264             89,793                93,073
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.................              184,167             94,374                 1,301
                                                                            --------           --------              --------
CASH AND CASH EQUIVALENTS AT END OF YEAR.......................             $248,431           $184,167              $ 94,374
                                                                            ========           ========              ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest......................................             $ 43,973           $ 25,477              $ 24,391
                                                                            ========           ========              ========
   Cash paid (refunds received) for income taxes, net..........             $ (3,949)          $ (1,604)             $ (6,287)
                                                                            ========           ========              ========
NONCASH TRANSACTIONS:
   Note payable and capital lease obligation assumed in
      AvData acquisition.......................................             $     63           $      0              $      0
                                                                            ========           ========              ========
   Issuance of common stock in connection with acquisition of
      AvData...................................................             $ 29,190           $      0              $      0
                                                                            ========           ========              ========
   Issuance of common stock in connection with acquisition of
      SciTel...................................................             $  2,000           $      0              $      0
                                                                            ========           ========              ========
   Note payable and capital lease obligation assumed in
      IT Group acquisition.....................................             $      0           $    974              $      0
                                                                            ========           ========              ========
   Issuance of common stock in connection with acquisition
      of IT Group..............................................             $      0           $  2,793              $      0
                                                                            ========           ========              ========
   Equity portion of acquisition of 64% interest in
      Gulf States FiberNet and Georgia Fiber Assets............             $      0           $      0              $ 21,695
                                                                            ========           ========              ========
   Assumption of long-term debt related to
      acquisition of Georgia Fiber Assets......................             $      0           $      0              $  9,963
                                                                            ========           ========              ========
   Forgiveness of long-term advances by ITC Holding............             $      0           $      0              $ 31,000
                                                                            ========           ========              ========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Organization, Basis of Presentation, and Nature of Business

 Organization

  Interstate FiberNet, Inc. (formerly ITC Transmission Systems, Inc.) ("FiberNet"), ITC Transmission Systems II, Inc. ("Transmission II"), Gulf
States Transmission Systems, Inc. ("GSTS"), and Eastern Telecom, Inc., d.b.a. InterQuest ("InterQuest") (collectively, the "Fiber Companies"), as well as ITC/\DeltaCom Communications, Inc. (formerly DeltaCom, Inc.), were wholly owned subsidiaries of ITC Holding Company, Inc. ("ITC Holding"). ITC/\DeltaCom, Inc. (the "Company") was incorporated on March 24, 1997 under the laws of the State of Delaware, as a wholly owned subsidiary of ITC Holding, to acquire and operate the Fiber Companies and ITC/\DeltaCom Communications, Inc. Upon receipt of certain regulatory approvals and certain other consents on July 25, 1997, ITC Holding completed the reorganization of such subsidiaries (the
"Reorganization") as follows:

     a. InterQuest and Transmission II were merged with and into FiberNet.

     b. ITC Holding contributed all of the outstanding capital stock of FiberNet, ITC/\DeltaCom Communications, Inc. and GSTS to the Company.

     c. The Company contributed all of the outstanding capital stock of ITC/\DeltaCom Communications, Inc. and GSTS to FiberNet.

  At December 31, 1996, FiberNet and Transmission II together held 100% of the ownership interests in Interstate FiberNet ("Interstate"), a Georgia general partnership. Effective with the Reorganization, Interstate was absorbed by law into FiberNet. GSTS held a 36% ownership interest in, and was the managing partner of, Gulf States FiberNet ("Gulf States"), a Georgia general partnership. On March 27, 1997, ITC Holding purchased the remaining 64% interest in Gulf States (Note 11) and contributed this interest to GSTS upon the Reorganization. On December 29, 1997, GSTS merged with and into FiberNet.

  Effective October 20, 1997, as part of a further reorganization of ITC Holding, ITC Holding transferred all of its assets, other than its stock in the Company, and all of its liabilities to another entity and then merged with and into the Company (the "Merger"). The Company was the surviving corporation in the Merger.

 Basis of Accounting and Financial Statement Presentation

  The accompanying consolidated financial statements are prepared on the accrual basis of accounting. The consolidated financial statements reflect the Reorganization and the Merger in a manner similar to a pooling of interests and include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

 Nature of Business

  The Company operates in two business segments. ITC/\DeltaCom Communications, Inc. is an integrated telecommunications service provider operating primarily in the southern United States. ITC/\DeltaCom Communications, Inc. is engaged in the retail sale of local exchange telephone services; long-distance telephone services such as traditional switched and dedicated long-distance; toll-free calling; calling card and operator services; ATM and frame relay; high-capacity broadband private line services, as well as Internet, intranet, and Web page hosting; and customer premise equipment sale, installation and repair. ITC/\DeltaCom Communications, Inc. primarily serves mid-sized and major regional businesses in the southern United States (the "Retail Services").

  The Fiber Companies are engaged in the sale of long-haul private-line services on a wholesale basis to other telecommunications companies using their owned and managed fiber optic network which extends throughout ten southern states (Arkansas, Texas, Tennessee, Mississippi, Louisiana, Alabama, Georgia, North Carolina, South Carolina, and Florida) (the "Carriers' Carrier Services").

  The Company has experienced operating losses as a result of efforts to build its network infrastructure and internal staffing, develop its systems, and expand into new markets. Assuming financing is available, the Company expects to continue to focus on increasing its customer base and expanding its network operations. Accordingly, the Company expects that its cost of services, selling, operations, and administration expenses and capital expenditures will continue to increase significantly, all of which will have a negative impact on short-term operating results. In addition, the Company may change its pricing policies to respond to a changing competitive environment. FiberNet has obtained a five-year, secured credit facility with Bank of America, N.A. (formerly NationsBank of Texas, N.A.) (Note 5), and the Company has issued senior notes and equity (Notes 5 and 7). In the opinion of management, the Company's current cash position and available line of credit will be sufficient to meet the capital and operating needs of the Company through at least 2000. However, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

 Sources of Supplies

  The Company voluntarily uses a single vendor for transmission equipment used in its network. However, if this vendor were unable to meet the Company's needs, management believes that other sources for this equipment exist on commensurate terms and that operating results would not be adversely affected.

 Credit Risk and Significant Customers

  The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to certain customers for services and the ability to terminate access on delinquent accounts. The large number of customers comprising the customer base mitigates the concentration of credit risk. In 1999, 1998 and 1997, no customer represented more than 10% of the Company's consolidated operating revenues.

 Regulation

  The Company is subject to certain regulations and requirements of the Federal Communications Commission and various state public service commissions.

 Reclassifications

  Certain reclassifications have been made to amounts previously reported to conform to the current year presentation.

2.   Summary of Significant Accounting Policies

 Accounting Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 Property, Plant  and Equipment

  Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is provided using the composite or straight-line method over the following estimated useful lives:

                                                                Years
                                                           ---------------
  Buildings and towers...................................               30
  Furniture, fixtures and office equipment...............          3 to 15
  Vehicles...............................................                5
  Telecommunications equipment...........................          5 to 20

 Intangible Assets

  Intangible assets include the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired as well as various other acquired intangibles. Intangible assets are amortized over the following estimated useful lives:


                                                                Years
                                                           ---------------
  Goodwill...............................................         20 to 40
  Trademark..............................................               40
  Customer base..........................................          5 to 12
  Noncompete agreements..................................           2 to 3

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

 Unbilled Revenue

  ITC/\DeltaCom Communications, Inc. records unbilled revenue for long-distance services provided to customers but not yet billed. Approximately $7.3 million and $4.9 million in unbilled revenue are included in accounts receivable in the accompanying consolidated balance sheets at December 31, 1999 and 1998, respectively.

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

 Fair Value of Financial Instruments

  The carrying values of the Company's financial instruments approximate their fair values as of December 31, 1999 and 1998, except for the Company's 11% Senior Notes due 2007, 8 7/8% Senior Notes due 2008, 9 3/4 Senior Notes due 2008 and 4 1/2% Convertible Subordinated Notes due 2006 (Note 5). Based on their quoted market prices, such notes have fair values at December 31, 1999 and 1998 as follows (in thousands):


                                                       1999                                    1998
Instrument                                Fair Value         Carrying Value        Fair Value         Carrying Value
----------                                ----------         --------------        ----------         --------------
11% Senior Notes                           $137,150              $130,000           $142,025              $130,000
8 7/8% Senior Notes                         153,200               160,000            156,000               160,000
9 3/4% Senior Notes                         125,938               125,000            129,375               125,000
4  1/2% Convertible
   Subordinated Notes                       119,230               100,000                  0                     0
                                           --------              --------           --------              --------
                                           $535,518              $515,000           $427,400              $415,000
                                           ========              ========           ========              ========

 Advertising Costs

  The Company expenses all advertising costs as incurred.

3.  Property, Plant and Equipment

    Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                                1999               1998
                                                                           -------------       -------------
Land................................................................           $     889            $    527
Buildings and towers................................................              28,493              17,327
Furniture, fixtures and office equipment............................              27,220              16,621
Vehicles............................................................               4,097               2,367
Assets under capital lease..........................................               3,470               3,470
Telecommunications equipment........................................             392,301             246,631
                                                                               ---------            --------
                                                                                 456,470             286,943
Less accumulated depreciation.......................................            (103,857)            (53,930)
                                                                               ---------            --------
Net property, plant and equipment in service........................             352,613             233,013
Assets under construction...........................................              30,254              29,037
                                                                               ---------            --------
Property, plant and equipment, net..................................           $ 382,867            $262,050
                                                                               =========            ========

4.   Intangible Assets

  Intangible assets and the related accumulated amortization as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                               1999                 1998
                                                                          --------------       --------------
Goodwill............................................................            $ 87,403              $58,994
Customer base.......................................................              12,839                9,570
Noncompete agreements...............................................                 727                  427
Trademark...........................................................                  40                   40
Other...............................................................                 432                  432
                                                                                --------              -------
                                                                                 101,441               69,463
Less accumulated amortization.......................................              (9,679)              (6,303)
                                                                                --------              -------
Intangible assets, net..............................................            $ 91,762              $63,160
                                                                                ========              =======

  See Note 11 for discussion of intangible assets recorded in 1999 related to acquisitions of AvData Systems, Inc. and Scientific Telecommunications, Inc. and for a discussion of intangible assets recorded in 1998 related to the acquisition of PSP Marketing Group, Inc. d/b/a IT Group Communications.

5.   Financing Obligations

   Long-Term Debt

  Long-term debt at December 31, 1999 and 1998 consist of the following (in thousands):

                                                                                       1999        1998
                                                                                     ---------  ----------
11% Senior Notes due 2007..........................................................   $130,000   $130,000
8 7/8% Senior Notes due 2008, net of unamortized discount of $131 and $147 in 1999
 and 1998, respectively............................................................    159,869    159,853
9 3/4% Senior Notes due 2008.......................................................    125,000    125,000
4  1/2% Convertible Subordinated Notes due 2006....................................    100,000          0
Other..............................................................................          0        438
                                                                                      --------   --------
                                                                                       514,869    415,291
Less current maturities...........................................................           0       (438)
                                                                                      --------   --------
Long-term debt, net of current portion............................................    $514,869   $414,853
                                                                                      ========   ========

Maturities of long-term debt at December 31, 1999 are as follows (in thousands):

2000.............................................................................    $       0
2001.............................................................................            0
2002.............................................................................            0
2003.............................................................................            0
2004.............................................................................            0
Thereafter.......................................................................      515,000
                                                                                      --------
                                                                                      $515,000
                                                                                      ========

   Lease Obligations

  The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under noncancelable operating leases with original or remaining periods in excess of one year and maturities of capital lease obligations as of December 31, 1999 are as follows (in thousands):

                                                                                     Operating          Capital
                                                                                      Leases            Leases
                                                                                    ------------     -------------
  2000......................................................................          $10,422         $  956
  2001......................................................................            9,843            369
  2002......................................................................            8,732            318
  2003......................................................................            7,747            316
  2004.......................................................................           7,470            316
  Thereafter................................................................           13,491            368
                                                                                      -------         ------
                                                                                      $57,705          2,643
                                                                                      =======
Less amounts representing interest..........................................                            (605)
                                                                                                      ------
Present value of net minimum lease payments.................................                           2,038
Less current portion........................................................                            (751)
                                                                                                      ------
Obligations under capital leases, net of current portion....................                          $1,287
                                                                                                      ======

  Rental expense charged to operations for the years ended December 31, 1999, 1998, and 1997 was $10.0 million, $7.4 million, and $6.2 million, respectively.

     Notes Offerings

   On June 3, 1997, the Company completed the issuance of $200 million principal amount of 11% Senior Notes due 2007 (the "1997 Notes"). Interest is payable semiannually on June 1 and December 1. On March 3, 1998, the Company completed the issuance of $160 million principal amount of 8 7/8% Senior Notes due 2008 at a price of 99.9% (the "March 1998 Notes") for an effective yield of 8.88%. Interest is payable semiannually on March 1 and September 1. On November 5, 1998, the Company completed the issuance of $125 million principal amount of 9 3/4% Senior Notes due 2008 (the "November 1998 Notes"). Interest is payable semiannually on May 15 and November 15. On May 12, 1999, the Company completed the issuance of $100 million principal amount of 4 1/2% Convertible Subordinated Notes due 2006 (the "1999 Notes"). Interest is payable semiannually on May 15 and November 15.

  Proceeds from the 1997 Notes were held by the trustee until all regulatory approvals related to the Reorganization described in Note 1 were received. Upon their release, a portion of the proceeds was used to repay approximately $48 million of the Company's advances from ITC Holding and approximately $41.6 million under the GSTS Bridge Facility discussed below, as well as accrued interest. At December 31, 1999, approximately $6.7 million of such proceeds are held by the trustee as security for, and to fund, the next payment on these notes due on June 1, 2000.

  On April 2, 1998, the Company used proceeds from its initial public offering of common stock to redeem $70 million principal amount of its 1997 Notes at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest. In conjunction with this redemption, the Company recorded a pre-tax extraordinary loss of $10.6 million (approximately $8.4 million after tax), consisting of a $7.7 million redemption premium and a $2.9 million write off of debt issuance costs.

  The 1997 Notes, the March 1998 Notes, and the November 1998 Notes (collectively the "Senior Notes") are general, unsubordinated and unsecured senior obligations of the Company. The Company's subsidiaries have no obligation to pay amounts due on the Senior Notes and do not guarantee the Senior Notes. Therefore, the Senior Notes are effectively subordinated to all liabilities of ITC/\DeltaCom's subsidiaries, including trade payables. Any rights of the Company and its creditors, including holders of the Senior Notes, to participate in the assets of any subsidiary of the Company upon any liquidation or reorganization of any such subsidiaries will be subject to the prior claims of that subsidiary's creditors. The Senior Notes are subject to certain covenants that, among other things, restrict the ability of ITC/\DeltaCom and its subsidiaries to incur additional indebtedness, pay dividends or make distributions.

  The 1999 Notes are unsecured general obligations of the Company, and are convertible into common stock any time after August 10, 1999, at a conversion price of $26.67 per share, subject to adjustment in certain events. ITC/\DeltaCom may redeem the notes or make the notes nonconvertible under certain circumstances before May 17, 2002.

 GSTS Bridge Facility

  In connection with the acquisition of the remaining 64% interest in Gulf States in March 1997 (Note 11), GSTS refinanced Gulf States' outstanding indebtedness of approximately $41.6 million with a bridge facility (the "GSTS Bridge Facility"). In connection with the refinancing, GSTS wrote off $819,000 ($508,000 net of tax benefits) in unamortized debt issuance costs, which is reflected in the accompanying statement of operations as an extraordinary loss on early extinguishment of debt. The GSTS Bridge Facility, which bore interest at LIBOR plus 2.25%, matured on the date the proceeds from the Company's offering of the 1997 Notes were released (July 25, 1997).

  GSTS did not retire a forward starting interest rate swap agreement (the "Swap"), which swapped the variable interest rate with a fixed rate of 8.25%, held by Gulf States in connection with this refinancing. At December 31, 1999, the Swap had a notional amount of approximately $23.8 million. At December 31, 1999, the Company would be required to pay approximately $751,000 to terminate the Swap. The Company made payments totaling approximately $851,000, $898,000 and $990,000 during 1999, 1998 and 1997, respectively, in connection with the Swap, which are included in other income (expense) in the accompanying consolidated statements of operations. While borrowings were outstanding under the GSTS Bridge Facility, the Swap was accounted for as a hedge. The Company planned to continue accounting for this agreement as a hedge of an anticipated transaction, in connection with planned borrowings under the Credit Agreement, as defined below. The interest rate swap agreement expires in December 2002.

  Upon receipt of the proceeds from the March 1998 Notes, the Company ceased accounting for the Swap as a hedge of an anticipated transaction and began accounting for the Swap as a trading security. The Swap is marked to market at each balance sheet date and the related gain (loss) is included in other income (expense). For the year ended December 31, 1999, the Company recorded approximately $754,000 in other income related to the Swap agreement. For the year ended December 31, 1998, the Company recorded approximately $3.3 million in other expense related to the Swap.

 Credit Agreement

  On September 17, 1997, FiberNet entered into a credit agreement with Bank of America, N.A., as administrative lender, and certain other lenders (the "Credit Agreement"). The Credit Agreement originally provided for a term and revolving credit facility of up to $100 million to be used for working capital and other purposes, including refinancing existing indebtedness, capital expenditures, and permitted acquisitions. The Credit Agreement matures on September 15, 2002 and included a $50 million multidraw term loan facility and a $50 million revolving credit facility allowing for amounts to be drawn under the term loan facility until September 15, 1999. All $50 million of the term loan facility was required to be utilized before any amount over $10 million could be drawn down under the revolving credit facility. Amounts drawn under the Credit Agreement will bear interest, at FiberNet's option, at either the Base Rate or LIBOR, plus an applicable margin.

  In connection with the 1999 Notes offering, the Company amended its secured revolving credit facility with Bank of America, N.A., to permit (1) the merger with AvData Systems, Inc. (see Note 11), (2) the issuance of the common stock in the May 1999 common stock offering (see Note 7) and (3) the issuance of and payment of interest on the 1999 Notes, the redemption of the 1999 Notes and the issuance of common stock upon conversion of the 1999 Notes.

  Borrowings under the Credit Agreement are guaranteed by the Company and are secured by a first priority lien on substantially all current and future assets and properties of FiberNet and its subsidiaries and a first priority pledge of the stock of FiberNet and its subsidiaries. No amounts were outstanding under the Credit Agreement at December 31, 1999 or 1998. The Credit Agreement contains covenants limiting the Company's ability to incur debt or make guaranties, create liens, pay dividends, make distributions or stock repurchases, make investments or capital expenditures, issue capital stock, engage in transactions with affiliates, sell assets, and engage in mergers and acquisitions. The Credit Agreement also requires the Company to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis.

6.   Income Taxes

  Details of the income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                          1999                   1998                  1997
                                                     --------------         -------------           -----------
Current:
     Federal..................................          $         -           $    (3,277)             $(6,141)
     State ...................................                    -                   573                   12
                                                        -----------           -----------              -------
        Total current.........................                    -                (2,704)              (6,129)
                                                        -----------           -----------              -------
  Deferred:
     Federal..................................              (20,125)               (6,871)               2,679
     State ...................................               (2,273)               (1,194)                (264)
  Increase in valuation allowance                            22,492                 4,315                  390
                                                        -----------           -----------              -------
        Total deferred........................                   94                (3,750)               2,805
                                                        -----------           -----------              -------
        Total expense (benefit)...............          $        94           $    (6,454)             $(3,324)
                                                        ===========           ===========              =======

  The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                                 1999                   1998
                                                                            --------------         --------------
Deferred tax assets:
     Net operating loss carryforwards...............................              $ 50,002               $ 20,302
     Alternative minimum tax credit carryforward....................                   350                    350
     Interest rate swap.............................................                   608                    895
     Other..........................................................                 1,461                  1,132
                                                                                  --------               --------
                                                                                    52,421                 22,679
                                                                                  --------               --------
  Deferred tax liabilities:
     Property.......................................................               (21,420)               (14,253)
     Other..........................................................                  (326)                  (149)
                                                                                  --------               --------
                                                                                   (21,746)               (14,402)
                                                                                  --------               --------
  Net deferred tax assets...........................................                30,675                  8,277

  Valuation allowance...............................................               (31,187)                (8,695)
                                                                                  --------               --------

  Net deferred tax liabilities......................................              $   (512)              $   (418)
                                                                                  ========               ========

  During 1998, the Company recorded a receivable for federal income taxes of approximately $3.9 million in connection with the carry back of a portion of its 1998 federal net operating loss. At December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $128.0 million and $167.8 million, respectively. The carryforwards expire primarily in 2018 and 2019. As the Company is unable to conclude that it is more likely than not that it will be able to realize the benefit of its deferred tax assets, it has provided a 100% valuation allowance against the net amount of such assets at December 31, 1999. In addition to the $4.3 million increase in the 1998 valuation allowance recorded within the income tax provision, approximately $1.9 million of the 1998 valuation allowance increase was allocated to the extraordinary item (Note 5). Also, the Company realized the benefit of non-qualified stock compensation expense for tax purposes in excess of stock compensation expense for book purposes of approximately $2.7 million and $2.1 million for the years ended December 31, 1999 and 1998, respectively. This amount has been credited directly against additional paid-in capital, net of a full valuation allowance. The net deferred tax liabilities at December 31, 1999 of $512,000 represent certain net state deferred tax liabilities.

  Section 382 of the Internal Revenue Code of 1986, as amended, limits the utilization of net operating loss carryforwards when there are changes in ownership greater than 50%, as defined. If such a change occurs, the timing of the Company's utilization of its U.S. net operating loss carryforwards could be affected.

  A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

                                                                           1999             1998            1997
                                                                        ---------        ---------        ---------
  Federal statutory rate.........................................            (34)%           (34)%           (34)%
  State income taxes, net of federal benefit.....................             (4)             (2)             (3)
  Permanent differences..........................................             (3)              3               6
  Increase in valuation allowance................................             41              13               3
  Other..........................................................              0               0               4
                                                                            ----            ----            ----
  Effective income tax rate......................................              0%            (20)%           (24)%
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

 Initial Public Offering

  During October 1997, the Company completed the sale of 11,500,000 shares of its common stock to the public at an offering price of $8.25 a share. The proceeds of the offering, net of offering expenses, were $87.7 million.

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

 Registration Statement

  In April 1999, the Company filed a registration statement with the Securities and Exchange Commission for the issuance from time to time of up to $300 million in equity securities, including common stock, preferred stock, shares of preferred stock represented by depositary shares, warrants exercisable for common stock, preferred stock or depositary shares, subscription rights evidencing the right to purchase any of these securities and stock purchase contracts to purchase common stock or preferred stock and stock purchase units.

 Common Stock Offering

   In May 1999, the Company completed an underwritten public offering and sale of 6,037,500 shares of its common stock to the public, yielding net proceeds to the Company of approximately $120.9 million.

 Employee Stock Option Plan

  Upon the Reorganization, all employees of the Company became eligible to receive stock options under the Company's 1997 Stock Option Plan, as amended (the "Stock Option Plan"), which was adopted by the Company and approved by ITC Holding on March 24, 1997.

  The Stock Option Plan provides for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Code to employees of the Company, its subsidiaries, and ITC Holding, as well as the grant of non-qualifying options to any other individual whose participation in the Stock Option Plan is determined to be in the best interests of the Company. The Stock Option Plan authorizes the issuance of up to 4,815,000 shares of the Company's common stock pursuant to options granted under the Stock Option Plan (subject to antidilution adjustments in the event of a stock split, recapitalization, or similar transaction). On May 13, 1999, the Company's stockholders approved an increase in the number of options authorized to be granted under the 1997 Stock Option Plan from 4,815,000 to 7,815,000. The maximum number of shares subject to options that can be awarded under the Stock Option Plan to any person is 1,605,000 shares. The compensation committee of the Company's board of directors will administer the Stock Option Plan and will grant options to purchase common stock.

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

  On March 24, 1997 and July 29, 1997, the Company granted options to purchase 2,532,690 shares and 337,866 shares, respectively, of common stock under the Stock Option Plan. All options were granted at a price at least equal to the estimated fair value of the common stock on the date of grant ($2.25) as determined by the Company's board of directors based on equity transactions and other analyses. Options to purchase an additional 96,502 shares of common stock at $2.25 per share were granted on October 1, 1997. At December 31, 1999 and 1998, unamortized compensation expense of $266,000 and $410,000, respectively, is recorded as an offset to equity in the accompanying balance sheet related to the options granted October 1, 1997, since the price of the options was below fair market value. Compensation expense is recognized over the vesting period.

  Following the Company's initial public offering, options to purchase an additional 123,830 shares of common stock at $8.63 per share were granted on October 28, 1997. The $8.63 per share represents the closing sale price of the Company's stock on the date of grant.

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

 Statement of Financial Accounting Standards (SFAS) No. 123

  The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for options granted with an exercise price equal to the fair market value of the Company's common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of all options for shares of common stock granted to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                1999              1998            1997
                                            ------------      -----------      -----------
  Risk-free interest rate............             5.79%             5.26%             6.00%
  Expected dividend yield............                0%                0%                0%
  Expected lives.....................         Seven years        Ten years         Ten years
  Expected volatility................            79.17%            77.45%               60%

  The weighted average fair value of options and Replacement Options granted to employees of the Company in 1999, 1998 and 1997 was $19.19, $13.48 and $7.34 per share, respectively. The total value of options and Replacement Options for common stock granted to employees of the Company during 1999, 1998 and 1997 was computed as approximately $35.4 million, $16.2 million and $14.2 million (including approximately $7.7 million related to the Replacement Options in 1997), respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options (five-year vesting period as to the Replacement Options). If the Company had accounted for these plans in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net loss for the years ended December 31, 1999, 1998 and 1997 would have increased as follows:


Net loss (in thousands)                   1999       1998       1997
--------------------------------------  ---------  ---------  ---------
As Reported                             $(54,979)  $(34,342)  $(10,773)
Pro Forma                               $(69,301)  $(41,159)  $(20,415)

Basic and diluted net loss per share
--------------------------------------
As Reported                             $  (0.98)  $  (0.67)  $  (0.27)
Pro Forma                               $  (1.23)  $  (0.81)  $  (0.54)

  A summary of the status of the Company's portion of ITC Holding's stock option plan through the date of the Merger is as follows:


                                                                 Weighted Average Exercise
                                                                           Price
                                                        Shares           Per Option
                                                     -----------         ----------
Outstanding at December 31, 1996                        314,768           $22.17
     Granted                                             43,840            31.75
     Exercised                                           (6,500)            9.49
     Forfeited                                          (18,178)           25.81
                                                        -------
Outstanding at October 20, 1997                         333,930            23.48
                                                        =======

  A summary of the status of the Company's stock option plans at December 31, 1999 and changes during the period from inception on March 24, 1997 through December 31, 1999 are as follows:


                                                                                            Weighted Average
                                                                                             Exercise Price
                                                                          Shares               Per Option
                                                                    -----------------       -----------------
Assumed in the Merger                                                     7,080,176                  $ 2.18
     Granted                                                              3,283,284                    2.47
     Exercised                                                              (27,762)                   1.35
     Forfeited                                                              (75,476)                   2.41
                                                                     --------------
Outstanding at December 31, 1997                                         10,260,222                    2.33
     Granted                                                              1,282,954                   16.46
     Exercised                                                           (1,573,528)                   1.11
     Forfeited                                                             (427,994)                   5.84
                                                                     --------------
Outstanding at December 31, 1998                                          9,541,654                    4.28
     Granted                                                              2,014,750                   25.42
     Exercised                                                           (1,116,282)                   2.45
     Forfeited                                                             (565,109)                  13.33
                                                                     --------------
Outstanding at December 31, 1999                                          9,875,013                    8.28
                                                                     ==============

  The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                   Weighted
                                    Average    Weighted                 Weighted
    Range of        Outstanding    Remaining   Average    Exercisable   Average
    Exercise           as of      Contractual  Exercise      As of      Exercise
     Prices        Dec. 31, 1999     Life       Price    Dec. 31, 1999   Price
-----------------  -------------  -----------  --------  -------------  --------
$0.00 - $2.94          4,632,538          5.7    $ 1.89      3,101,554    $ 1.72
$2.94 - $5.88          2,305,669          6.7      3.55        989,960      3.42
$5.88 - $8.81             61,537          7.8      8.63         23,404      8.63
$8.81 - $11.75           210,420          8.1      9.78              0      0.00
$11.75 - $14.69          343,183          8.3     14.15          1,741     12.66
$14.69 - $17.63          320,810          9.1     15.77              0      0.00
$17.63 - $20.56          211,932          8.8     18.00              0      0.00
$20.56 - $23.50          260,081          8.4     22.79          9,926     21.09
$23.50 - $26.44          430,195          9.8     24.17          6,524     23.91
$26.44 - $29.38        1,098,648          9.5     29.31              0      0.00

  At December 31, 1999, 4,133,109 options for the Company's stock with a weighted average price of $2.25 per share were exercisable by employees of the Company. At December 31, 1998, 2,565,963 options for the Company's stock with a weighted average exercise price of $1.69 per share were exercisable by employees of the Company. At December 31, 1997, 3,159,134 options for the Company's stock with a weighted average exercise price of $1.50 per share were exercisable by employees of the Company.

8.  Commitments and Contingencies

 Purchase Commitments

  At December 31, 1999 the Company had entered into agreements with vendors to purchase approximately $52 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services, the majority of which is expected to be purchased in 2000.

 Legal Proceedings

  In the normal course of business, the Company is subject to various litigation; however, in management's opinion and the opinion of counsel, there are no legal proceedings pending against the Company that would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

  Reciprocal Interconnection Charges

  In connection with offering local exchange services, the Company entered into a resale and interconnection agreement (the "Interconnection Agreement") with BellSouth Corporation ("BellSouth") effective July 1, 1997. On July 1, 1999, the Company's Interconnection Agreement with BellSouth expired. The Company is currently in arbitration with BellSouth, in all BellSouth states except Kentucky, regarding certain terms and conditions of the Interconnection Agreement. As contemplated by the original Interconnection Agreement, the parties will continue to exchange traffic under substantially the same terms on a month-to-month basis until such time as renewal terms, conditions and prices are ordered by a state commission or negotiated by the parties. The new terms, conditions and prices would then be retroactive to July 1, 1999. To date, orders regarding the terms and conditions of the Interconnection Agreement have been issued by Florida and South Carolina in the arbitration proceedings, and the Company anticipates the remaining states' orders to be issued by the end of the second quarter of 2000. The Company is reviewing all potential remedies and claims in remaining jurisdictions.

  Pursuant to the Interconnection Agreement, the Company continued to bill BellSouth during 1999 for reciprocal interconnection charges related to the provision of facilities-based local exchange services. A significant amount of these charges is attributable to call terminations by the Company to customers that are Internet service providers, "ISPs". BellSouth has stated that it views termination to ISPs as not included under the reciprocal charge arrangements set forth in the Interconnection Agreement, and has refused to pay compensation for such terminations either to the Company or to other competitive local exchange carriers, or CLECs, operating under similar interconnection agreements. The Alabama Public Service Commission rendered a ruling in favor of ITC/\DeltaCom in March 1999 and issued an order requiring BellSouth to pay all withheld reciprocal compensation sums within 20 days. BellSouth appealed this ruling to the United States District Court in Montgomery, Alabama. In August 1999, the United States District Court entered a decision and ordered BellSouth to pay reciprocal compensation for dial-up calls from BellSouth customers to ISPs served by the Company. BellSouth filed an appeal of the United States District Court's decision to the 11th Circuit Court of the United Sates regarding this issue. The funds are currently being held in escrow by the federal court pending outcome of BellSouth's request for review of the order by the United States District Court. The Company has filed a similar complaint before the South Carolina Public Utilities Commission and the Florida Public Service Commission seeking a ruling requiring BellSouth to pay the reciprocal compensation with respect to South Carolina and Florida operations.

  The Company has continued to bill BellSouth the reciprocal compensation rate under the Interconnection Agreement which expired July 1, 1999, which rate the Company believes will be substantially reduced retroactively to July 1, 1999 pursuant to the proceedings described above. Such a rate reduction would result in a substantial reduction in the related accounts receivable billed and reserved subsequent to July 1, 1999. For the years ended December 31, 1999 and 1998, these charges to BellSouth amounted to approximately $23.4 and $7.4 million, respectively, inclusive of $15.7 million of charges from July 1, 1999 to December 31, 1999. The Company recognized approximately $2.0 million and $756,000 of these charges as operating revenue during the years ended December 31, 1999 and 1998, respectively, which represent amounts BellSouth had actually paid or indicated it will pay. The Company reserved directly against the remaining $21.4 million and $6.6 million of billings for the years ended December 31, 1999 and 1998, respectively, inclusive of $14.6 million of billings for the period from July 1, 1999 to December 31, 1999. As of December 31, 1999, the Company had reserved for approximately $28.0 million of cumulative local interconnection billings.


9.   Employee Benefit Plans

  Employees of the Fiber Companies participated in ITC Holding's 401(k) defined contribution plan until the Merger. This plan covered all employees of the participating entities who had one year of service and were at least 18 years of age. ITC Holding contributed a discretionary amount of the employees' earnings based on the plan's earnings. No discretionary contributions were made for 1997. In addition, the Fiber Companies offer a partial matching of employee contributions at a rate of 1/2% for each 1% of the employee earnings contributed to a maximum match of 4% of employee earnings. Total matching contributions made to the plan and charged to expense for the year ended December 31, 1997 were $84,000.

  Employees of ITC/\DeltaCom Communications, Inc. participated in a separately administered 401(k) defined contribution plan. The plan covered substantially all ITC/\DeltaCom Communications, Inc. employees with at least one year of service. Participants may elect to defer 15% of compensation up to a maximum amount determined annually pursuant to Internal Revenue Service regulations. ITC/\DeltaCom Communications, Inc. has elected to provide matching employer contributions equal to the lesser of 3% of compensation or the maximum amount annually for each participant. ITC/\DeltaCom Communications, Inc.'s policy is to fund contributions as earned. Company contributions made to the plan and charged to expense for the year ended December 31, 1997 were $199,000.

  Following the Merger, ITC Holding's 401(k) defined contribution plan became the Company's plan. Effective January 1, 1998, the ITC/\DeltaCom Communications, Inc. 401(k) plan was merged into the Company's plan. The Company offers matching of employee contributions at a rate of 100% of up to the first 2% of employee contributions and 50% of up to the next 4% of employee contributions. Total matching contributions made to the Company's plan and charged to expense by the Company for the years ended December 31, 1999 and 1998 were $946,000 and $542,000, respectively. No discretionary contributions were made for 1999 and 1998.


10.   Related Party Transactions

  Certain affiliates provide the Company with various services and/or receive services provided by the Company. These entities include ITC Holding; Interstate Telephone Company, Valley Telephone Company and Globe Telecommunications, Inc., which provide local and long-distance telephone services; InterCall, Inc. ("InterCall"), which provides conference calling services; Powertel, Inc., formerly InterCel, Inc., which provides cellular services; KNOLOGY Holdings, Inc., which provides local and long distance services; MindSpring Enterprises, Inc., which is a provider of Internet access; and ITC Service Company, which provides transportation services. In management's opinion, the Company's transactions with these affiliated entities are generally representative of arm's-length transactions.

  For the years ended December 31, 1999, 1998 and 1997, the Company received services from these affiliated entities in the amounts of $877,000, $854,000 and $206,000, respectively, which are reflected in selling, operations, and administration expenses in the accompanying consolidated statements of operations. In addition, in 1999, 1998 and 1997, the Company received services from these affiliated entities in the amount of $610,000, $457,000 and $238,000, respectively, which are reflected in cost of services in the accompanying consolidated statements of operations.

  The Fiber Companies provide operator and directory assistance services and lease capacity on certain of their fiber routes to affiliated entities. ITC/\DeltaCom Communications, Inc. provides long-distance and related services to ITC Holding and all of its wholly owned and majority-owned subsidiaries. ITC/\DeltaCom Communications, Inc. also acts as an agent for InterCall and MindSpring in contracting with major interexchange carriers to provide origination and termination services. Under these agreements, ITC/\DeltaCom Communications, Inc. contracts with the interexchange carrier and rebills the appropriate access charges plus a margin to InterCall and MindSpring, such that only the margin impacts the Company's consolidated revenues. Total affiliated revenues included in the accompanying consolidated statements of operations for the years ended December 31, 1999, 1998 and 1997 were $15.7 million, $13.4 million and $7.3 million, respectively.

  ITC/\DeltaCom Communications, Inc. had a contract with a former stockholder to provide management services to the Company in 1997 for $300,000 annually. In addition, ITC/\DeltaCom Communications, Inc. leases real properties from a former stockholder and entities controlled by the former stockholder. Total rental expense related to these leases was approximately $176,000, $164,000 and $174,000 in 1999, 1998 and 1997, respectively. ITC/\DeltaCom Communications, Inc. is obligated to pay rentals to the former stockholder totaling approximately $169,000 annually from 2000 through April 2005 under leases which are cancelable by either of the parties with 24 months' notice.

  In July 1999, the Company completed the acquisition, by merger, of AvData Systems, Inc., an affiliated entity (Note 11). Prior to the acquisition, some of the directors and officers of the Company were stockholders of AvData.

11.   Acquisitions

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

  The purchase price was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at date of acquisition. The following table summarizes the net assets purchased in connection with the acquisition of the Georgia Fiber Assets and the remaining 64% Gulf States partnership interest (in thousands):

                                                                                  64% Gulf States
                                                         Georgia Fiber Assets  Partnership Interest
                                                         --------------------  ---------------------
Property, plant, and equipment.........................       $     10,950            $   42,312
Other assets...........................................                  0                   940
Working capital deficit................................                  0                (6,682)
Noncurrent liabilities.................................                  0               (23,400)
Intangible assets......................................                  0                 7,538
                                                              ------------            ----------
Purchase price.........................................       $     10,950            $   20,708
                                                              ============            ==========


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

  The following table summarizes the net assets purchased in connection with the acquisition of certain assets and liabilities of IT Group and the amount attributable to cost in excess of net assets acquired (in thousands):

  Property, plant and equipment......................................        $  316
  Other assets.......................................................           325
  Working capital....................................................          (201)
  Noncurrent liabilities.............................................          (974)
  Intangible assets..................................................         3,724
                                                                             ------
  Purchase price.....................................................        $3,190
                                                                             ======

 Acquisition of AvData Systems, Inc.

  In July 1999, the Company completed its acquisition, by merger, of AvData Systems, Inc. ("AvData"), a privately owned data network management provider in Atlanta, Georgia. Related to this merger, the Company issued 983,511 shares of common stock (including 171,898 shares which are being held in a two-year escrow account to protect against certain contingencies) and 39,915 options for shares of common stock valued at $29.2 million. The Company issued an additional 123,757 shares of common stock and 6,163 options for shares of common stock in March 2000 valued at $4.3 million, under earn-out provisions based on certain performance objectives met as of December 31, 1999. This contingent consideration has been reflected in the accompanying consolidated balance sheet as of December 31, 1999 as an increase in intangible assets and other accrued liabilities.

  Acquisition of Scientific Telecommunications, Inc.

  In August 1999, the Company completed its acquisition of certain assets of Scientific Telecommunications, Inc. ("SciTel"), a privately owned telecommunications equipment provider headquartered in Greenwood, Mississippi. The Company issued 83,117 shares of common stock to consummate the transaction valued at $2.0 million and paid $300,000 in cash in connection with the transaction. This acquisition expanded the Company's physical presence in Mississippi to include the Hattiesburg, Tupelo and Greenwood markets.

  The purchase price of AvData and SciTel was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the dates of acquisition. The following table summarizes the net assets purchased in connection with these acquisitions during 1999 and the amount attributable to costs in excess of net assets acquired (in thousands):

                                                        AvData          SciTel
                                                    ------------     -----------
Property, plant, and equipment...............           $ 4,446          $  107
Working capital..............................              (148)            498
Noncurrent liabilities.......................               (63)              0
Intangible assets............................            29,240           1,695
                                                        -------          ------
Purchase price...............................           $33,475          $2,300
                                                        =======          ======

Pro forma results


  The following pro forma information has been prepared assuming the acquisition of AvData occurred on January 1, 1998. Pro forma results for 1998 reflecting the acquisition of the IT Group and pro forma results for 1998 and 1999 reflecting the acquisition of SciTel are not presented as they are not material. This information includes pro forma adjustments related to the amortization of intangible assets resulting from the excess of the purchase price over the fair value of the net assets acquired. The pro forma information is presented for information purposes only and may not be indicative of the results of operations as they would have been had this acquisition occurred on January 1, 1998, nor is the information necessarily indicative of the results of operations which may occur in the future.

                                                   1999               1998
                                                ----------         ----------
                                               (In thousands, except share data)

  Operating revenues..........................    $253,596           $202,021
  Net loss....................................     (57,975)           (33,867)
  Net loss per share..........................       (1.03)             (0.65)

12.  Segment Reporting

  As discussed in Note 1, the Company operates in the Retail Services and Carriers' Carrier Segments. The Company also has a corporate segment, which has no operations. Identifiable assets of the corporate segment include $72.5 million of cash and cash equivalents, $0.2 million of other current assets and $13.7 million of other non-current assets. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2). Summarized financial data by business segment as of and for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                                                1999
                                                         -----------------------------------------------
                                                           Carriers'
                                                            Carrier    Retail    Corporate
                                                            Segment    Segment    Segment   Consolidated
                                                           ---------  ---------  ---------  -------------
Revenues.................................................   $ 72,853   $171,991    $     0      $244,844
Gross margin.............................................     62,082     64,041          0       126,123
Selling, operations, and administration expense..........     24,151     72,703          0        96,854
Depreciation and amortization............................     28,857     24,871         82        53,810
Other income (expense), net..............................                                         14,949
Interest expense.........................................                                        (45,293)
                                                                                                --------
Loss before income taxes.................................                                       $(54,885)
                                                                                                ========
Identifiable assets......................................   $386,821   $334,368    $86,409      $807,598
                                                            ========   ========    =======      ========
Capital expenditures, net................................   $ 66,806   $ 98,734    $     0      $165,540
                                                            ========   ========    =======      ========

                                                                                1998
                                                         -----------------------------------------------
                                                           Carriers'
                                                            Carrier    Retail    Corporate
                                                            Segment    Segment    Segment   Consolidated
                                                           ---------  ---------  ---------  -------------
Revenues.................................................   $ 51,902   $119,936    $     0      $171,838
Gross margin.............................................     44,260     44,599          0        88,859
Selling, operations, and administration expense..........     14,411     50,490          0        64,901
Depreciation and amortization............................     19,136     11,669         82        30,887
Other income (expense), net..............................                                          6,499
Interest expense.........................................                                        (31,930)
                                                                                                --------
Loss before income taxes, preacquisition loss
   and extraordinary item................................                                       $(32,360)
                                                                                                ========
Identifiable assets......................................   $381,244   $189,788    $16,485      $587,517
                                                            ========   ========    =======      ========
Capital expenditures, net................................   $ 67,467   $ 80,375    $     0      $147,842
                                                            ========   ========    =======      ========

                                                                                 1997
                                                           ----------------------------------------------
                                                           Carriers'
                                                            Carrier    Retail    Corporate
                                                            Segment    Segment    Segment   Consolidated
                                                           ---------  ---------  ---------  -------------
Revenues.................................................   $ 31,024   $ 83,566    $     0      $114,590
Gross margin.............................................     27,116     32,924          0        60,040
Selling, operations, and administration expense..........      8,401     29,854          0        38,255
Depreciation and amortization............................     12,077      6,255          0        18,332
Other income (expense), net..............................                                          4,251
Interest expense.........................................                                        (21,367)
                                                                                                --------
Loss before income taxes, preacquisition loss
 and extraordinary item..................................                                       $(13,663)
                                                                                                ========
Identifiable assets......................................   $192,820   $106,221    $87,063      $386,104
                                                            ========   ========    =======      ========
Capital expenditures, net................................   $ 27,464   $ 16,410    $     0      $ 43,874
                                                            ========   ========    =======      ========

13.  Quarterly Financial Data (Unaudited)

  The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts). The sum of the per share amounts do not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

1999                                        1st Qtr    2nd Qtr    3rd Qtr    4th Qtr     Total
----                                       ---------  ---------  ---------  ---------  ---------
Revenues..............................     $ 53,034   $ 57,376   $ 65,811   $ 68,623   $244,844
Gross margin..........................       26,273     29,117     34,269     36,464    126,123
Net loss..............................      (13,012)   (12,936)   (13,528)   (15,503)   (54,979)
Basic and diluted net
  loss per share......................        (0.25)     (0.23)     (0.23)     (0.26)     (0.98)

1998                                        1st Qtr    2nd Qtr    3rd Qtr    4th Qtr    Total
----                                       --------    --------   -------   --------   --------
Revenues..............................    $  36,694   $ 40,852   $ 45,676   $ 48,616   $171,838
Gross margin..........................       19,821     21,591     23,191     24,256     88,859
Net loss before extraordinary item....       (4,635)    (4,848)    (6,816)    (9,607)   (25,906)
Basic and diluted net loss per share
  before extraordinary item...........        (0.09)     (0.10)     (0.13)     (0.19)     (0.51)
Net loss..............................      (13,071)    (4,848)    (6,816)    (9,607)   (34,342)
Basic and diluted net loss per share..        (0.26)     (0.10)     (0.13)     (0.19)     (0.67)

14.  Subsequent Events (Unaudited)

  The Company expects to close Senior Secured Credit Facilities totaling $160 million in April, 2000, including a $100 million Tranche 1 Term Loan B facility to be used to finance working capital, capital expenditures, and other general corporate purposes, and a $60 million Tranche 2 Term Loan B facility to be used to finance the purchase of telecommunications equipment. The $100 million Tranche 1 Term Loan B facility will be secured by all the Company's assets, except for the telecommunications equipment purchased with proceeds from the Tranche 2 Term Loan B facility. These credit facilities will be senior to the $415 million principal amount of outstanding senior notes and $100 million principal amount of convertible subordinated notes. Final maturity of the facilities is expected to be 7 1/2 years after closing. The Company expects these credit facilities to replace the credit facility entered into in September 1997 with Bank of America, N.A. (Note 5).

  In March 2000, the Company launched a new business to be operated as e/\DeltaCom, to extend and enhance the Company's data and Internet access products by offering customers collocation and Web server hosting services integral to operating business-critical applications over the Internet.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ITC/\DELTACOM, INC. and SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 11, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 11, 2000

                               ITC/\DELTACOM, INC.
                                AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFICATION ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
                                 (In thousands)


                                                                ADDITIONS
                               BALANCE AT-------------------------------------------------               BALANCE AT
                               BEGINNING           CHARGED TO            CHARGED TO                        END OF
DESCRIPTION                    OF PERIOD             INCOME            OTHER ACCOUNTS       DEDUCTIONS     PERIOD
-----------                    ---------          ------------         -------------------  ----------   --------------

Provision for uncollectible
   accounts
     1997                         $  857              $  801                $   24(1)         $621(3)        $ 1,061
     1998                         $1,061              $  587                $      0          $388(3)        $ 1,260
     1999                         $1,260              $  753                $  494(2)         $983(3)        $ 1,524

Valuation allowance
   for deferred tax assets
     1997                         $    0             $   390                $    0            $    0         $   390
     1998                         $  390             $ 6,198                $2,107(4)         $    0         $ 8,695
     1999                         $8,695             $19,803                $2,689(4)         $    0         $31,187

--------------------
Notes:
(1) Represents a purchased reserve related to the acquisition of the remaining interest in Gulf States FiberNet.
(2)  Represents a purchase reserve related to the acquisition of AvData.
(3) Represents the write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(4) Represents the increase in the valuation allowance related to stock option compensation deductible for income tax purposes, but not for financial accounting purposes, and charged to additional paid-in capital, net of a full valuation allowance.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of March, 2000.


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


Signature                            Title                                Date
---------                            -----                                ----

/s/ Campbell B. Lanier, III    Chairman, Director                   March 29, 2000
---------------------------
Campbell B. Lanier, III


/s/ Andrew M. Walker           Chief Executive Officer, Vice        March 29, 2000
--------------------           Chairman and Director
Andrew M. Walker               (Principal executive officer)



/s/ Douglas A. Shumate         Senior Vice President and Chief      March 29, 2000
----------------------         Financial Officer (Principal
Douglas A. Shumate             financial officer and principal
                               accounting officer)


/s/ James H. Black, Jr.        Senior Vice President and            March 29, 2000
-----------------------        Director
James H. Black, Jr.


/s/ Donald W. Burton           Director                             March 29, 2000
--------------------
Donald W. Burton


/s/ Malcolm C. Davenport, V     Director                            March 29, 2000
---------------------------
Malcolm C. Davenport, V


/s/ Robert A. Dolson            Director                            March 29, 2000
--------------------
Robert A. Dolson


/s/ O. Gene Gabbard             Director                            March 29, 2000
-------------------
O. Gene Gabbard




/s/ William T. Parr             Director                             March 29, 2000
-------------------
William T. Parr


/s/ William H. Scott, III       Director                             March 29, 2000
-------------------------
William H. Scott, III


/s/ William B. Timmerman        Director                             March 29, 2000
------------------------
William B. Timmerman


                                 EXHIBIT INDEX



           EXHIBIT
           NUMBER      EXHIBIT DESCRIPTION
        -------------  --------------------------------------------------------------------------------------------
             2.1       Agreement and Plan of Merger, dated April 15, 1999, among ITC/\DeltaCom, Inc., Interstate
                       FiberNet, Inc. and AvData Systems, Inc. (filed as Exhibit 2.1 to Current Report Form 8-K, filed with the Commission on April 30, 1999, and incorporated herein by reference).
             3.1       Certificate of Incorporation of ITC/\DeltaCom, Inc. (filed as Exhibit 3.1 to Registration
                       Statement on Form S-1, as amended, File No. 333-36683 ("Form S-1") and incorporated herein by reference).
             3.2       Amended and Restated Bylaws of ITC/\DeltaCom, Inc. (filed as Exhibit 3.2 to Form S-1 and incorporated herein by reference).
             4.1       Form of Common Stock Certificate of ITC/\DeltaCom, Inc. (filed as Exhibit 4.1 to Form S-1 and incorporated herein by reference).
             10.1      Capacity Agreement dated as of February 1, 1997 between Interstate FiberNet and Entergy
                       Technology Company  (filed as Exhibit 10.1 to Registration Statement on Form S-4, as
                       amended, File No. 333-31361 (the "1997 Form S-4") and incorporated herein by reference).
             10.2      License Agreement dated February 1, 1997 between Interstate FiberNet and Metropolitan
                       Atlanta Rapid Transit Authority (filed as Exhibit 10.2 to 1997 Form S-4 and incorporated herein by reference).
             10.3      Supply Agreement for Transmission Equipment dated March 26, 1993 between Interstate
                       FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.3 to 1997 Form S-4 and incorporated herein by reference).
             10.3.1    Network Products Purchase Agreement, dated as of December 24, 1997, by and between
                       Interstate FiberNet, Inc. and Northern Telecom, Inc.  (filed as Exhibit 10.3.1 to the
                       Company's Annual Report on Form 10-K, File No. 000-23253 (the "1997 Form 10-K"), filed with the Commission on March 30, 1998 and incorporated herein by reference).
             10.4      First Amendment to Supply Agreement for Transmission Equipment dated as of September 9,
                       1993 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.4 to 1997
                       Form S-4 and incorporated herein by reference).
             10.5      Second Amendment to Supply Agreement for Transmission Equipment dated as of January 19,
                       1994 between Interstate FiberNet and Northern Telecom, Inc. (filed as Exhibit 10.5 to 1997
                       Form S-4 and incorporated herein by reference).
             10.6      Sixth Amendment to Supply Agreement for Transmission Equipment dated as of November 21,
                       1996 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Third and the Fourth Amendment to this Agreement) (filed as Exhibit 10.6 to 1997 Form S-4 and incorporated herein by reference).
             10.7      Seventh Amendment to Supply Agreement for Transmission Equipment dated as of April 15, 1997 between Interstate FiberNet and Northern Telecom, Inc. (which supersedes the Fifth
                       Amendment to this Agreement) (filed as Exhibit 10.7 to 1997 Form S-4 and incorporated herein by reference).
             10.8      Master Capacity Lease dated July 22, 1996 between Interstate FiberNet and InterCel PCS
                       Services, Inc. (filed as Exhibit 10.8 to 1997 Form S-4 and incorporated herein by reference).
             10.9      First Amendment to Master Capacity Lease dated as of August 22, 1996 between Interstate
                       FiberNet and InterCel PCS Services, Inc. (filed as Exhibit 10.9 to 1997 Form S-4 and incorporated herein by reference).
             10.10     Amended and Restated Loan Agreement dated as of March 27, 1997 by and among Gulf States
                       Transmission Systems, Inc., the Lenders parties thereto and NationsBank, N.A. (filed as
                       Exhibit 10.10 to 1997 Form S-4 and incorporated


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
                       and between WorldCom Network Services, Inc. d/b/a/ WilTel, Associated Communications
                       Companies of America (ACCA) and the individual members of ACCA referenced therein (filed as
                       Exhibit 10.73 to 1997 Form S-4 and incorporated herein by reference).
+            10.74     Marketing and Operating Agreement, dated as of October 6, 1994,  by and between Interstate
                       FiberNet and DukeNet Communications, Inc. (filed as Exhibit 10.74 to 1997 Form S-4 and incorporated herein by reference).
+            10.75     Reseller Agreement, dated June 25, 1997, by and between DeltaCom,  Inc. and Total Network
                       Services, a division of Cable & Wireless, Inc. (filed as Exhibit 10.75 to 1997 Form S-4 and incorporated herein by reference).
             10.76     Sublease Agreement, dated as of January 1, 1995, by and between ITC Holding Company, Inc.
                       and ITC Transmission Systems, Inc. (filed as Exhibit 10.76 to 1997 Form S-4 and incorporated herein by reference).
             10.77.1   $100,000,000 Credit Agreement, dated as of September 17, 1997, among Interstate FiberNet,
                       Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (the "IFN Credit Agreement") (filed as Exhibit 10.77 to 1997 Form S-4 and incorporated herein by reference).
             10.77.2   First Amendment to Credit Agreement, dated as of October 20, 1997, among Interstate
                       FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other
                       Lenders identified therein (filed as Exhibit 10.77.2 to Form S-1 and incorporated herein by reference).
             10.77.3   First Amended and Restated Credit Agreement, dated as of February 24, 1998, among
                       Interstate FiberNet, Inc., NationsBank of Texas, N.A. as Administrative Lender, and certain other Lenders identified therein (filed as Exhibit 10.77.3 to 1997 Form 10-K and incorporated herein by reference).
             10.77.6   Third Amendment, dated as of the 6th day of May, 1999, to the First Amended and Restated
                       Credit Agreement among Interstate FiberNet, Inc., the Lenders (as defined therein) and
                       NationsBank, N.A., successor by merger to NationsBank of Texas, N.A., a national banking association, as Administrative Lender for itself and the Lenders (filed as Exhibit 10.77.6 to the May 1999 Form 10-Q and incorporated herein by reference).
             10.78.1   Security Agreement, dated as of September 17, 1997, made by Interstate FiberNet, Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.1 to 1997 Form S-4 and incorporated herein by reference).
             10.78.2   Security Agreement, dated as of September 17, 1997, made by DeltaCom, Inc. in favor of
                       NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the
                       IFN Credit Agreement (filed as Exhibit 10.80.2 to 1997 Form S-4 and incorporated herein by reference).
             10.78.3   Security Agreement, dated as of September 17, 1997, made by Gulf States


                       Transmission Inc. in favor of NationsBank of Texas, N.A., as Administrative Lender, and each other lender party to the IFN Credit Agreement (filed as Exhibit 10.80.3 to 1997 Form S-4 and incorporated herein by reference).
             10.79.1   Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc. and United States Trust
                       Company of New York, as Trustee, relating to the 11% Senior Notes due 2007 of ITC/\DeltaCom,
                       Inc. (filed as Exhibit 4.1 to 1997 Form S-4 and incorporated herein by reference).
             10.79.2   Supplemental Indenture, dated as of October 17, 1997, between ITC/\DeltaCom, Inc. and United
                       States Trust Company of New York, as Trustee (filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference).
             10.80     Registration Rights Agreement, dated June 3, 1997, among ITC/\DeltaCom, Inc. and Morgan
                       Stanley & Co. Incorporated, Merrill Lynch & Co., First Union Capital Markets Corp. and
                       NationsBanc Capital Markets, Inc. (filed as Exhibit 4.2 to 1997 Form S-4 and incorporated herein by reference).
             10.81     Pledge and Security Agreement dated as of June 3, 1997 from  ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New York as Trustee (filed as Exhibit 4.3 to 1997 Form
                       S-4 and incorporated herein by reference).
             10.82     Form of Exchange Note (contained in Indenture filed as Exhibit 10.79.1).
             10.83     Assignment and Contribution Agreement Pursuant to Pledge and Security Agreement dated as of
                       July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States
                       Trust Company of New York, as Trustee filed herewith (filed as Exhibit 4.5 to 1997 Form S-4 and incorporated herein by reference).
+            10.84     MCI Carrier Agreement, effective September 1, 1997, by and between MCI Telecommunications
                       Corporation and Associated Communications Companies of America (ACCA) (filed as Exhibit
                       10.87 to Form S-1 and incorporated herein by reference).
+            10.85     First Amendment to the MCI Carrier Agreement, dated as of November 21, 1997, by and between
                       MCI Telecommunications Corporation and Associated Communication Companies of America (ACCA)
                       (filed as Exhibit 10.87.1 to 1997 Form 10-K and incorporated herein by reference).
             10.86     ITC/\DeltaCom, Inc. 1997 Stock Option Plan (filed as Exhibit 10.88 to Form S-1 and incorporated herein by reference).
             10.87     ITC/\DeltaCom, Inc. 1997 Director Stock Option Plan (filed as Exhibit 10.89 to Form S-1 and incorporated herein by reference).
             10.88     ITC Holding Company, Inc. Amended and Restated Stock Option Plan (filed as Exhibit 10.90 to
                       Form S-1 and incorporated herein by reference).
             10.89     ITC Holding Company, Inc. Nonemployee Director Stock Option Plan (filed as Exhibit 10.91 to
                       Form S-1 and incorporated herein by reference).
             10.90     Description of ITC/\DeltaCom, Inc. Bonus Plan (filed as Exhibit 10.92 to Form S-1 and incorporated herein by reference).
             10.91     Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and its Directors and Certain
                       Officers (filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference).
             10.92     Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. (filed as Exhibit 10.94 to Form S-1 and incorporated herein by reference).
             10.93     First Amendment to Sale and Purchase Agreement. Among SCANA  Corporation, SCANA
                       Communications, Inc., and ITC Holding Company, Inc., dated as of October 16, 1997, among
                       SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom,
                       Inc. (filed as Exhibit 10.95 to Form S-1 and incorporated herein by reference).
             10.94     Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of
                       New York, as Trustee, relating to the 8-7/8% Senior Notes Due

                       2008 of ITC/\DeltaCom, Inc. (filed as Exhibit 4.2 to 1997 Form 10-K and incorporated herein by reference).
             10.95     Registration Rights Agreement, dated March 3, 1998, among ITC/\DeltaCom, Inc. and Morgan
                       Stanley & Co. Incorporated, Salomon Brothers Inc and NationsBanc Montgomery Securities LLC.
                       (filed as Exhibit 4.3 to 1997 Form 10-K and incorporated herein by reference).
             10.96     Form of Global 8-7/8% Note Due 2008 (contained in Indenture filed as Exhibit 10.94).
             10.97     Indenture dated as of November 5, 1998 between ITC/\DeltaCom, Inc. and United States Trust
                       Company of New York, as Trustee, relating to the 9-3/4% Senior Notes Due 2008 of
                       ITC/\DeltaCom, Inc. (filed as Exhibit 4.2 to Registration Statement on Form S-4, as amended,
                       File No. 333-71735 (the "February 1999 Form S-4") and incorporated herein by reference).
             10.98     Registration Rights Agreement, dated November 5, 1998, among ITC/\DeltaCom, Inc. and Morgan
                       Stanley & Co. Incorporated and First Union Capital Markets, a division of Wheat First
                       Securities, Inc. (filed as Exhibit 4.3 to February 1999 Form S-4 and incorporated herein by reference).
             10.99     Form of Global 9-3/4% Note Due 2008 (contained in Indenture filed as Exhibit 10.97).
             10.100    Registration Rights Agreement, dated as of May 12, 1999, by and among ITC/\DeltaCom, Inc.
                       and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union
                       Capital Markets Corp. and NationsBanc Montgomery Securities LLC (filed as Exhibit 4.1 to the May 1999 Form 10-Q and incorporated herein by reference).
             10.101    Indenture dated as of May 12, 1999, between ITC/\DeltaCom, Inc. and U.S. Trust, Company of
                       Texas, N.A., a national banking corporation, as trustee (filed as Exhibit 4.1 to the May
                       1999 Form 10-Q and incorporated herein by reference).
             10.102    Form of Global Note relating to the 4 1/2% Convertible Subordinated Notes due 2006
                       (contained in Indenture filed as Exhibit 101)
             10.103    Form of Registered 4 1/2% Convertible Subordinated Note due 2006 (filed as Exhibit 4.5 to
                       Registration Statement on Form S-3, as amended, File No. 333-84661, and incorporated herein by reference).
             10.104    ITC/\DeltaCom, Inc. 1997 Stock Option Plan (Amended and Restated) (filed as Exhibit 4.3 to
                       Registration Statement on Form S-8, filed with the Commission on August 20, 1999, and incorporated herein by reference).
             12.1      Statement regarding Computation of Ratios.
             21.1      Subsidiaries of ITC/\DeltaCom, Inc.
             23.1      Consent of Arthur Andersen LLP.
             27.1      Financial Data Schedule for the year ended December 31, 1999.

_________________
+       Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.