Form 10-Q
period 2000-03-31
ITC DELTACOM INC
filed 2000-05-15
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2000

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number  0-23253

                              ITC/\DeltaCom, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                    58-2301135
---------------------------------------               -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                        Identification Number)



1791 O.G. Skinner Drive, West Point, GA                      31833
---------------------------------------               -------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:       (706) 385-8000
                                                      -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
                                        -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                    Outstanding at May 10, 2000
                                    ---------------------------

Common Stock, $.01 par value               61,138,684 shares

                              ITC/\DeltaCom, Inc.

                                     Index
                                     -----

                                                                                            Page No.
                                                                                            --------
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets
                  December 31, 1999 and March 31, 2000.............................          3

                  Consolidated Statements of Operations
                  Three months ended March 31, 1999
                  and 2000.........................................................          5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 1999
                  and 2000.........................................................          6

                  Notes to Consolidated Financial Statements.......................          7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................          10

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......          18


Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K.................................          19

         Signatures................................................................          19

                                    PART I

                             FINANCIAL INFORMATION

Item 1. - Financial Statements

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                    March 31,            December 31,
                                                                      2000                   1999
                                                                    -----------          ------------
                                                                    (Unaudited)
               ASSETS

CURRENT ASSETS:
Cash and cash equivalents..................................      $      194,551          $    248,431
Restricted assets..........................................               6,964                 6,741
Accounts receivable:
  Customer, net of allowance for uncollectible accounts of
  $2,341 and $1,524 in 2000 and 1999, respectively.........              53,998                47,377
  Affiliate................................................               4,805                 4,047
Inventory..................................................               5,874                 5,074
Prepaid expenses...........................................               3,764                 6,011
                                                                    -----------              --------
     Total current assets..................................             269,956               317,681
                                                                    -----------              --------

PROPERTY, PLANT AND EQUIPMENT, net.........................             428,465               382,867
                                                                    -----------              --------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
  $10,805 and $9,679 in 2000 and 1999, respectively........              90,635                91,762
Other long-term assets.....................................              14,831                15,288
                                                                    -----------              --------
     Total other long-term assets..........................             105,466               107,050
                                                                    -----------              --------

     Total assets..........................................      $      803,887          $    807,598
                                                                    ===========              ========


  The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)



                                                                   March 31,             December 31,
                                                                     2000                    1999
                                                               ----------------         ----------------
                                                                 (Unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
     Trade..................................................      $      23,468           $       22,343
     Construction...........................................             16,370                    8,516
Accrued interest............................................             12,478                    8,281
Accrued compensation........................................              2,167                    4,444
Unearned revenue............................................             15,391                   14,625
Other accrued liabilities...................................              8,820                   13,808
Current portion of long-term debt and capital
     lease obligations......................................                658                      751
                                                               ----------------         ----------------
          Total current liabilities.........................             79,352                   72,768
                                                               ----------------         ----------------

LONG-TERM LIABILITIES:
Deferred income taxes.......................................                512                      512
Long-term debt and capital lease obligations................            516,068                  516,156
                                                               ----------------         ----------------
          Total long-term liabilities.......................            516,580                  516,668
                                                               ----------------         ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value; $7.40
     liquidation  preference; 5,000,000 shares authorized,
     1,480,771 shares issued and outstanding................                 15                       15
Common Stock, $.01 par value; 90,000,000 shares
     authorized; 60,152,571 and 59,556,775 shares
     issued and outstanding in 2000 and 1999, respectively..                602                      595
Additional paid-in-capital..................................            327,515                  321,882
Accumulated deficit.........................................           (120,177)                (104,330)
                                                               ----------------         ----------------

          Total stockholders' equity........................            207,955                  218,162
                                                               ----------------         ----------------

          Total liabilities and stockholders' equity........      $     803,887           $      807,598
                                                               ================         ================



  The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (In thousands, except share data)



                                                   Three Months Ended March 31,
                                               -------------------------------------
                                                   2000                  1999
                                               --------------        ---------------
Operating revenues...........................  $      75,707         $     53,034
Cost of services.............................         34,636               26,761
                                               -------------         ------------

Gross margin.................................         41,071               26,273
                                               -------------         ------------

Operating expenses:
   Selling, operations, and administration...         31,136               20,268
   Depreciation and amortization.............         17,658               11,168
                                               -------------         ------------

    Total operating expenses.................         48,794               31,436
                                               -------------         ------------

Operating loss...............................         (7,723)              (5,163)
                                               -------------         ------------

Other income (expense):
  Interest expense...........................        (11,648)             (10,463)
  Interest income............................          3,481                2,389
  Other income (expense).....................             43                  225
                                               -------------         ------------

    Total other expense, net.................         (8,124)              (7,849)
                                               -------------         ------------

Loss before income taxes.....................        (15,847)             (13,012)
Income tax expense...........................              0                    0
                                               -------------         ------------

Net loss.....................................  $     (15,847)        $    (13,012)
                                               =============         ============

Basic and diluted net loss per common share..  $       (0.27)        $      (0.25)
                                               =============         ============

Basic and diluted weighted average common
 shares outstanding..........................     59,778,580           51,506,644
                                               =============         ============



 The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                      Three Months Ended March 31,
                                                                    ------------------------------
                                                                        2000             1999
                                                                    ---------        -------------
Cash flows from operating activities:
   Net loss.................................................         $ (15,847)        $  (13,012)
                                                                     ---------         ----------
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization..........................            17,658             11,168
     Amortization of debt issuance costs....................               563                490
     Changes in current operating assets and liabilities:
        Accounts receivable, net............................            (7,379)            (1,749)
        Inventory...........................................              (800)              (352)
        Prepaid expenses....................................             2,247               (750)
        Accounts payable....................................             1,125               (141)
        Accrued interest....................................             4,197              3,091
        Unearned revenue....................................               766             (2,239)
        Accrued compensation and other accrued liabilities..            (2,982)              (298)
                                                                     ---------         ----------
            Total adjustments...............................            15,395              9,220
                                                                     ---------         ----------
            Net cash used in operating activities...........              (452)            (3,792)
                                                                     ---------         ----------
Cash flows from investing activities:
    Capital expenditures....................................           (62,128)           (32,963)
    Change in accrued construction costs....................             7,854              3,648
    Change in restricted assets.............................              (223)              (320)
    Other...................................................              (104)                 0
                                                                     ---------         ----------
            Net cash used in investing activities...........           (54,601)           (29,635)
                                                                     ---------         ----------
Cash flows from financing activities:
    Repayments of long-term debt............................              (181)              (173)
    Proceeds from exercise of common stock options..........             1,320                693
    Other...................................................                34                 34
                                                                     ---------         ----------
            Net cash provided by financing activities.......             1,173                554
                                                                     ---------         ----------
Decrease in cash and cash equivalents.......................           (53,880)           (32,873)
Cash and cash equivalents at beginning of period............           248,431            184,167
                                                                     ---------         ----------
Cash and cash equivalents at end of period..................         $ 194,551         $  151,294
                                                                     =========         ==========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest......................................         $   7,222         $    7,247
                                                                     =========         ==========

Cash paid (refunds received) for income taxes,
 net........................................................         $      84         $       46
                                                                     =========         ==========

NONCASH TRANSACTIONS:

Issuance of common stock in connection with earn-out
 provisions of AvData merger................................         $   4,283         $        0
                                                                     =========         ==========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

    Nature of Business

  ITC/\DeltaCom, Inc., "ITC/\DeltaCom" or the "Company," provides integrated voice and data telecommunications services to mid-sized and major regional businesses in the southern United States, which it refers to as its "Retail Services", and is a leading regional provider of wholesale long-haul services to other telecommunications companies, which it refers to as its "Broadband Transport Services" (and which it formerly referred to as its "Carriers' Carrier Services"). Retail Services includes local exchange services, long distance services, calling card and operator services, Asynchronous Transfer Mode, frame relay, and high capacity broadband private line services, as well as Internet, intranet and Web page hosting services and customer premise equipment sale, installation and repair. In connection with these businesses, the Company owns, operates and manages an extensive fiber optic network, which extends throughout ten southern states.

  In March 2000, the Company launched a new line of business which it refers to as "e/\DeltaCom" or "e/\Com". e/\Com provides collocation and Web server hosting services integral to operating business-critical applications over the Internet. In addition, e/\Com will provide a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to the Company's network.

    Basis of Presentation

  The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company's management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included, and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2000.


2.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-term debt and capital lease obligations at March 31, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                                March 31,      December 31,
                                                                   2000            1999
                                                                ---------      ------------
11% Senior Notes due 2007.....................................   $130,000          $130,000

8-7/8% Senior Notes due 2008, net of unamortized discount of
     $127 and $131 in 2000 and 1999, respectively.............    159,873           159,869

9-3/4% Senior Notes due 2008..................................    125,000           125,000

4-1/2% Convertible Subordinated Notes due 2006................    100,000           100,000

Capital lease obligations at varying interest rates,

 maturing through June 2006...................................      1,853          2,038
                                                                 --------       --------

Total long-term debt and capital lease obligations............    516,726        516,907
Less current maturities.......................................       (658)          (751)
                                                                 --------       --------

Total.........................................................   $516,068       $516,156
                                                                 ========       ========

3.   COMMITMENTS AND CONTINGENCIES

   At March 31, 2000, the Company had entered into agreements with vendors to purchase approximately $66.0 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

4.   SEGMENT REPORTING

   As discussed in Note 1, the Company operates in three business segments:
Retail Services, Broadband Transport Services and e/\DeltaCom. The Company also has a corporate segment, which has no operations. Summarized financial data by business segment for the three months ended March 31, 2000 and 1999 are as follows (in thousands):

                                                                                2000
                                                --------------------------------------------------------------------
                                                 Broadband
                                                 Transport       Retail      e/\DeltaCom      Corporate
                                                  Segment       Segment        Segment        Segment      Consolidated
                                                -----------   -----------   ------------    ------------   ------------
Revenues......................................    $ 20,110      $ 55,597      $       0       $       0      $  75,707
Gross margin..................................      17,664        23,407              0               0         41,071
Selling, operations, and administration.......       7,520        23,045            571               0         31,136
Depreciation and amortization.................       8,441         9,196              0              21         17,658
Other income (expense), net...................                                                                   3,524
Interest expense..............................                                                                 (11,648)
                                                                                                           ------------
Loss before income taxes......................                                                               $ (15,847)
                                                                                                           ============
Capital expenditures, net.....................    $ 23,618      $ 30,656      $       0       $      0       $  54,274
                                                ===========   ===========   ============    ============   ============

                                                                                1999
                                                -----------------------------------------------------------------------
                                                 Broadband
                                                 Transport       Retail      e/\DeltaCom      Corporate
                                                  Segment       Segment        Segment        Segment      Consolidated
                                                -----------   -----------   ------------    ------------   ------------
Revenues......................................    $ 16,463      $ 36,571      $       0       $      0       $  53,034
Gross margin..................................      13,891        12,382              0              0          26,273
Selling, operations, and administration.......       5,140        15,128              0              0          20,268
Depreciation and amortization.................       6,269         4,878              0             21          11,168
Other income (expense), net...................                                                                   2,614
Interest expense..............................                                                                 (10,463)
                                                                                                           -----------
Loss before income taxes......................                                                               $ (13,012)
                                                                                                           ===========
Capital expenditures, net.....................    $ 14,273      $ 15,042      $       0       $      0       $  29,315
                                                ===========   ===========   ============    ============   ============

5.   SUBSEQUENT EVENTS

   On April 5, 2000, the Company entered into two senior secured credit facilities, or "senior secured credit facility," totaling $160 million with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders. The senior secured credit facility includes a $100 million Tranche 1 Term Loan B facility, or "Tranche 1," to be used to finance working capital, capital expenditures, and other general corporate purposes, and a $60 million Tranche 2 Term Loan B facility, or "Tranche 2," to be used to finance the purchase of equipment. All amounts available under Tranche 1 and Tranche 2 were drawn by the Company at the closing of the facility. Tranche 1 is secured by all the Company's assets, except for the equipment purchased with proceeds from Tranche
2. The senior secured credit facility is senior to the $415 million principal amount of the Company's outstanding senior notes and $100 million principal amount of the Company's convertible subordinated notes. Interest per annum, as defined by the credit agreement, is payable on the senior secured credit facility at the option of the Company at: (1) 1.875% plus the Base Rate, or
(2) 2.875% plus the Eurodollar Rate. The combined terms of repayment for the Tranche 1 and Tranche 2 advances are:

(1) $400,000 quarterly from June 2000 through September 2006, (2) $37,400,000 in December 2006, (3) $37,400,000 in March 2007, (4) $37,400,000 in June 2007
and (5) $37,400,000 on the earlier of (a) October 5, 2007, (b) April 15, 2006 in the event the Company's convertible subordinated notes have not previously been converted or refinanced in full on terms and conditions reasonably satisfactory to the lenders, or (c) April 15, 2007 in the event the Company's 11% Senior Notes due 2007 have not previously been refinanced in full on terms and conditions reasonably satisfactory to the lenders.

   On May 1, 2000, the Company completed its acquisition, by merger, of Bay Data Consultants, Inc., a privately owned information systems solution company in Atlanta, Georgia. The Company paid cash of $2 million and issued 837,942 shares of common stock related to this acquisition. Of such shares, 111,725 shares are held in a two-year escrow to protect against certain contingencies.

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by ITC/\DeltaCom Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. The following analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999 and the financial statements and related notes thereto.

   We have included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in our industry. EBITDA, as adjusted, represents earnings before other income and other expenses, net interest, income taxes, depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies. See the notes to our unaudited, consolidated financial statements appearing elsewhere in this report for definitions of certain terms used in the following analysis.

   Unless we indicate otherwise, references in this report to "we," "us", "our" and "ITC/\DeltaCom" mean ITC/\DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to one decimal place and dollar amounts of less than $1 million to the nearest thousand.

Overview

   We provide integrated voice and data telecommunications services to mid-size and major regional businesses in the southern United States and are a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own, operate and manage an extensive fiber optic network in the southern United States. We had revenues of $75.7 million and $53.0 million for the three months ended March 31, 2000 and 1999, respectively.

   We provide wholesale long-haul services to other telecommunications carriers. This means we sell capacity on our network to, and switch and transport telecommunications traffic for, such carriers. We refer to these services, which we formerly called our "carriers' carrier services," as our "broadband transport services." Our broadband transport services customers include AT&T, MCI WorldCom, Qwest Communications International, Inc., Sprint Corporation, Cable & Wireless Communications, Inc., Allnet Communications Services, Inc. d/b/a Frontier Communications Services and Broadwing, Inc. Our broadband transport services business generated revenues of $20.1 million and $16.5 million for the three months ended March 31, 2000 and 1999, respectively.

   We also provide integrated retail telecommunications services to mid-sized and major regional businesses in a bundled package tailored to the business customer's specific needs. These services, which we refer to as our "retail services," include:

   . local exchange services;
   . long distance services;
   . toll calling, calling card and operator services;
   . Asynchronous Transfer Mode, or "ATM," frame relay and high capacity broadband private line services;
   . Internet, intranet and Web page hosting services;
   . customer premise equipment sales, installation and repair;
   . primary rate interface connectivity and collocation services to Internet service providers, or "ISPs;"

   . enhanced services, including conference calling, fax broadcasting and prepaid calling cards;
   . consulting, integration, operation and proactive management of data networks; and
   . in-depth network performance analysis and implementation and design services for data network deployment.

   At March 31, 2000, we provided retail services to approximately 13,000 business customers in 33 metropolitan areas and had sold approximately 148,000 access lines, of which approximately 119,300 had been installed. We intend to provide a full range of retail services in a total of approximately 47 metropolitan areas throughout the southern United States by the end of 2001. Our retail services business generated revenues of $55.6 million and $36.6 million for the three months ended March 31, 2000 and 1999, respectively.

   In March 2000, we launched a new line of business which we refer to as e/\DeltaCom, or "e/\Com." e/\Com provides collocation and Web server hosting services integral to operating business-critical applications over the Internet. In addition, e/\Com will provide a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to our network. To accelerate e/\Com's positioning in the market place, on May 1, 2000, we acquired, by merger, Bay Data Consultants, Inc. Bay Data is a technical solutions service organization specializing in applications solutions, project management, e-commerce, security, enterprise solutions, network integration services, wide area network and carrier relations, storage management, managed services, high availability and systems management. We believe the addition of Bay Data will provide us with the expertise, staffing and customer relationships to facilitate our penetration of e/\Com's target market. We acquired Bay Data for cash of $2 million and 837,942 shares of our common stock. Of these shares, 111,725 shares are being held in a two-year escrow to protect against certain contingencies.

   During the quarter ended March 31, 2000, we continued to show improvements in the diversity of our revenue base. Comparing the first quarter ended March 31, 2000 to the first quarter ended March 31, 1999, our revenue makeup was as follows:

                                        Three months ended March 31,
                                        ----------------------------
                                             2000        1999
                                             ----        ----
          Local/data/Internet                 35%         21%
          Long distance                       30%         42%
          Broadband transport                 27%         31%
          Other                                8%          6%

The diversity of our revenue base is evidence of our emphasis on providing a bundled package of telecommunications services to our customers.

   At March 31, 2000, our fiber optic network reached over 100 points of presence, or "POPs," in ten southern states, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. In addition, our fiber optic network extended approximately 8,320 route miles, of which approximately 4,620 miles are owned by us and approximately 3,700 are owned and operated principally by three public utilities, which are Duke Power Company, Florida Power & Light Company and Entergy Technology Company, and are managed and marketed by us. We expect to add approximately 1,000 to 1,500 route miles by the end of 2000 through a combination of construction and long-term dark fiber leases. At March 31, 2000, our network included one Nortel DMS-250 and nine Nortel DMS-500 voice switches, 17 Ascend 9000 frame relay switches and ten ATM switches. In addition, we had completed physical collocation of switching equipment in 125 BellSouth central offices.

   During the three months ended March 31, 2000, our operational highlights included the following:

   . We entered a marketing agreement with IBM to provide hosted IBM e-business solutions. This agreement will bring together the consulting and integration experience of IBM's Global Services with our network infrastructure and hosting capabilities.

    . We added a significant amount of electronic equipment enabling us to increase the available capacity on some of our fiber optic routes, including routes from Atlanta to Dallas and Atlanta to Orlando.

We also made significant progress during the first quarter of 2000 on other initiatives. These included (1) the addition of DMS-500 voice switches in Houston and Nashville, which we expect to become operational in the second quarter of 2000, and West Palm Beach, which we expect to become operational in the third quarter of 2000, and (2) the addition of fiber optic routes in Texas and Tennessee, which we expect to become operational by the end of 2000. We expect to continue to increase our market penetration and capacity by opening new sales offices, expanding our fiber network and increasing our data and voice switching capability at a local and regional level.

  Under our interconnection agreement with BellSouth Telecommunications, Inc., we continued billing BellSouth during the first three months of 2000 for reciprocal interconnection charges related to the provision by us of facilities-based local exchange services. A significant amount of such charges is attributable to call terminations by us to customers that are Internet service providers, or "ISPs." BellSouth has stated that it views termination to such ISPs as not included under the reciprocal charge arrangements set forth in the interconnection agreement, and has refused to pay compensation for such terminations either to us or to other competitive local exchange carriers operating under similar interconnection agreements. Beginning with the first quarter 2000, we began recognizing reciprocal compensation revenue on ISP traffic at a rate deemed realizable and at levels significantly less than amounts being billed to BellSouth. We have continued to bill BellSouth the reciprocal compensation rate set forth in the interconnection agreement which expired July 1, 1999. As of March 31, 2000, we had reserved for approximately $38 million of cumulative local interconnection billings.

  The following table presents information about our operations and business as of the dates shown:

                               Statistical Data*

                                           March 31,        December 31,       September 30,      June 30,       March 31,
                                             2000              1999                1999            1999            1999
                                       -------------------------------------------------------------------------------------
Cumulative markets                               33                  33                  30            26              23
Business customers served -
   retail services**                         13,000              12,375              11,900        11,250          11,000
Route miles                                   8,320               8,250               8,250         8,100           7,800
Collocations                                    125                 125                  70            36              30
Voice switches                                   10                  10                   9             8               7
ATM switches                                     10                  10                  10            10               7
Frame relay switches                             17                  17                  17            19              15
Number of employees                           1,750               1,640               1,570         1,330           1,170
Lines sold cumulative                       148,000             128,200              91,800        74,400          60,000
Lines installed cumulative                  119,300             101,500              76,000        56,000          45,300
Lines installed/Lines sold
   Percentage                                    81%                 79%                 83%           75%             76%

  *Data rounded except as to markets, collocations and switches
  **Reflects the combination of certain customers' multiple accounts into a single customer profile

Results of Operations

  The following tables present for the three-month periods ended March 31, 2000 and 1999 for our broadband transport services business, our retail services business and our e/\Com business selected statement of operations data and EBITDA, as adjusted, as a percentage of revenue (in thousands):

                                Broadband Transport Services
                               -----------------------------
                                Three Months Ended March 31,
                               -----------------------------
                                 2000     %      1999     %
                               -------    -     -------   -
Revenues                       $20,110   100%  $16,463   100%
Cost of services                 2,446    12%    2,572    16%
                               -------   ----   ------   ---
Gross margin                    17,664    88%   13,891    84%
                               -------   ----   ------   ---
Operating expenses:
 Selling, operations,
  and administration             7,520    38%    5,140    31%
 Depreciation and
  amortization                   8,441    42%    6,269    38%
                               -------   ----   ------   ---
Total operating expenses        15,961    80%   11,409    69%
                               -------   ----   ------   ---
Operating income               $ 1,703     8%  $ 2,482    15%
                               =======   ====   ======   ===

EBITDA, as adjusted            $10,144    50%  $ 8,751    53%
                               =======   ====   ======   ===

                                      Retail Services
                                      ---------------
                                Three Months Ended March 31,
                               -----------------------------
                                 2000     %      1999     %
                                 ----     -      ----     -

Revenues                       $55,597   100%   $36,571  100%
Cost of services                32,190    58%    24,189   66%
                               -------   ---    -------  ---
Gross margin                    23,407    42%    12,382   34%
                               -------   ---    -------  ---
Operating expenses:
 Selling, operations,
  and administration            23,045    41%    15,128   41%
 Depreciation and
  amortization                   9,196    17%     4,878   14%
                               -------   ---    -------  ---
Total operating expenses        32,241    58%    20,006   55%
                               -------   ---    -------  ---
Operating loss                 $(8,834)  (16)%  $(7,624) (21)%
                               =======   ===    =======  ===

EBITDA, as adjusted            $   362     1%   $(2,746)  (7)%
                               =======   ===    =======  ===

                                          e/\Com
                                          -----
                                 Three Months Ended March 31,
                                ----------------------------
                                  2000    %      1999     %
                                  ----    -      ----     -
Revenues                       $     -      -%  $     -       -%
Cost of services                     -      -         -       -
                               -------  -----   -------   -----
Gross margin                         -      -         -       -
                               -------  -----   -------   -----
Operating expenses:
 Selling, operations,
  and administration               571      -         -       -
 Depreciation and
  amortization                       -      -         -       -
                               -------  -----   -------   -----
Total operating expenses           571      -         -       -
                               -------  -----   -------   -----
Operating loss                 $  (571)     -   $     -       -
                               =======  =====   =======   =====

EBITDA, as adjusted            $  (571)     -   $     -       -
                               =======  =====   =======   =====

Three Months Ended March 31, 2000 Compared With The Three Months Ended March 31,

Revenues

  Total revenues increased $22.7 million, or 42.8%, from $53.0 million for the three months ended March 31, 1999, which we refer to as the "1999 quarter," to $75.7 million for the three months ended March 31, 2000, which we refer to as the "2000 quarter."

  Revenues from our retail services increased $19.0 million, or 52.0%, from $36.6 million for the 1999 quarter to $55.6 million for the 2000 quarter. The increase in retail services revenue was primarily attributable to (1) a continued expansion and diversification of our revenue base, especially sales of our local and data products, (2) continued growth in the number of business customers, from 11,000 as of March 31, 1999 to over 13,000 as of March 31, 2000,
(3) continued growth in long distance minutes of use, or "MOUs," which was partially offset by a decrease in the rates per MOU, and (4) continued stability in the rate of revenue loss from lost customers from period to period. We expect to continue to experience revenue growth and diversification in our retail services during the remainder of 2000.

     Revenues from our broadband transport services increased $3.6 million, or 22.2%, from $16.5 million for the 1999 quarter to $20.1 million for the 2000 quarter. The increase in revenues from our broadband transport services was primarily attributable to the consistently strong demand for bandwidth, especially higher capacity Optical Carrier - Level N, or "OC-N," products. The effects of this demand were partially offset by the competitive pricing of our services. We expect to experience continued growth in our broadband transport services revenue during the remainder of 2000 as a result of the continued demand for bandwidth.

Cost of Services

     Total cost of services increased $7.8 million, from $26.8 million for the 1999 quarter to $34.6 million for the 2000 quarter.

     Cost of services for our retail services increased $8.0 million, from $24.2 million for the 1999 quarter to $32.2 million for the 2000 quarter. Cost of services as a percentage of revenues for retail services operations decreased to 58% for the 2000 quarter from 66% for the 1999 quarter. The decrease was primarily attributable to a continued increase in our base of facilities-based services, a migration of existing resale services onto our owned and operated network and reduction in access costs.

     Cost of services for our broadband transport services decreased $200,000, from $2.6 million for the 1999 quarter to $2.4 million for the 2000 quarter. The cost of services as a percentage of revenue for broadband transport operations decreased to 12% for the 2000 quarter from 16% for the 1999 quarter. The decrease was primarily attributable to the continued migration of traffic onto our owned and operated network, which has reduced off-network costs, and to a decrease in the reduction of rates charged for our broadband transport services.

Selling, Operations, and Administration

     Total selling, operations, and administration expense increased $10.8 million, from $20.3 million, or 38% as a percentage of revenue, for the 1999 quarter to $31.1 million, or 41% as a percentage of revenue, for the 2000 quarter.

     Selling, operations, and administration expense attributable to our retail services increased $7.9 million, from $15.1 million, or 41% as a percentage of revenue, for the 1999 quarter to $23.0 million, or 41% as a percentage of revenue, for the 2000 quarter. The increase in selling, operations, and administration expense for our retail services was primarily attributable to (1) an increase in the number of employees, (2) continued geographic expansion, (3) costs associated with the expansion of existing service offerings, primarily local services, and (4) a one-time charge of $700,000 to bad debts related to a single customer, which we consider to be sufficient to offset all collection risks with respect to this customer.

     Selling, operations, and administration expense attributable to our broadband transport services increased $2.4 million, from $5.1 million, or 31% as a percentage of revenue, for the 1999 quarter to $7.5 million, or 38% as a percentage of revenue, for the 2000 quarter. The increase in selling, operations, and administration expense for our broadband transport services was primarily due to costs incurred in adding personnel to support the geographic expansion of our network, the infrastructure required to support our Internet Protocol backbone and an increase in information systems, research and development costs.

Depreciation and Amortization

     Total depreciation and amortization expense increased $6.5 million, from $11.2 million for the 1999 quarter to $17.7 million for the 2000 quarter. Our retail services accounted for $4.3 million of the increase, which was primarily related to the installation of new central office and other telecommunications equipment. Our broadband transport services accounted for $2.2 million of the increase, primarily attributable to network expansion. We expect depreciation and amortization expense to continue to increase through the remainder of 2000 as we add new switches and network facilities and expand into new markets.

Interest Expense

     Total interest expense increased $1.1 million, from $10.5 million for the 1999 quarter to $11.6 million for the 2000 quarter. The increase in interest expense was primarily attributable to higher average outstanding debt balances as a result of our issuance in May 1999 of $100 million principal amount of convertible subordinated notes. We expect interest expense to increase during the remainder of 2000 as a result of interest payable on these notes and on $160 million of borrowings under our new senior secured credit facility.

Interest Income

     Total interest income from the temporary investment of available cash balances increased from $2.4 million for the 1999 quarter to $3.5 million for the 2000 quarter.

EBITDA, as adjusted

     EBITDA, as adjusted, increased $3.9 million, from $6.0 million for the 1999 quarter to $9.9 million for the 2000 quarter.

     EBITDA, as adjusted, attributable to our retail services for the 2000 quarter was $362,000 compared to $(2.7) million for the 1999 quarter. EBITDA, as adjusted, attributable to our retail services increased from (7)% of revenues for the 1999 quarter to 1% of revenues for the 2000 quarter. The increase was primarily attributable to (1) the migration of customers from our resale products to our facilities-based products, (2) a continued diversification of our revenue base, and (3) reductions in our off-network access costs.

     EBITDA, as adjusted, attributable to our broadband transport services increased $1.4 million during the 2000 quarter compared to the 1999 quarter. The increase was primarily attributable to the continued increasing demand for bandwidth and reduction in off-network costs. The positive impact of these factors was offset in part by the competitive pricing of our services.

Liquidity and Capital Resources

     Cash used in operating activities was $452,000 for the 2000 quarter and $3.8 million for the 1999 quarter. Decreases in working capital were $2.8 million for the 2000 quarter and $2.4 million for the 1999 quarter. For the 2000 quarter, the decrease was primarily attributable to an increase in net accounts receivable and inventory and a decrease in accrued compensation and other liabilities. The effect of these items was partially offset by a decrease in prepaid expenses and an increase in accrued interest, accounts payable and unearned revenue. The decrease in working capital for the 1999 quarter resulted primarily from a decrease in accounts payable, unearned revenue and other accrued liabilities and an increase in accounts receivable, inventory, and prepaid expense, the effect of which was partially offset by an increase in accrued interest.

     Cash used in investing activities was $54.6 million for the 2000 quarter and $29.6 million for the 1999 quarter. The cash used in investing activities in the two quarters was primarily for the funding of capital expenditures. We made net capital expenditures of $54.3 million for the 2000 quarter and $29.3 million for the 1999 quarter. Of the $54.3 million of capital expenditures made during the 2000 quarter, $30.7 million related to our retail services and $23.6 million related to our broadband transport services. Of the $29.3 million of capital expenditures made during the 1999 quarter, $15.0 million related to our retail services and $14.3 million related to our broadband transport services. The increase in cash used in investing activities resulted from continued expansion of our existing network and facilities as we continue to implement our business plan.

     Cash provided by financing activities was $1.2 million for the 2000 quarter and $554,000 for the 1999 quarter. Cash provided by financing activities for the two quarters consisted primarily of proceeds from the exercise of common stock options, partially offset by repayments of long-term debt.

     At March 31, 2000, we had entered into agreements with vendors to purchase approximately $66.0 million of equipment and services, and for the 2000 quarter, had made capital expenditures of approximately $54.3 million. We currently estimate that our aggregate capital requirements through 2000 will total approximately $300.0 million, including the $66.0 million in commitments as of March 31, 2000. We expect to make substantial capital expenditures thereafter. Capital expenditures during 2000 will be primarily for the following:

          .    expansion of our fiber optic network in Texas, including Austin and San Antonio, and in Tennessee, including Memphis, Nashville,
               Chattanooga and Knoxville;
          .    continued development and construction of our telecommunications network, including transmission equipment;
          .    continued addition of switching capacity, electrical equipment and additional collocation space in connection with the expansion of our ISP local telecommunications services;
          .    market expansion;
          .    infrastructure enhancements, principally for information systems;
               and
          .    the purchase of assets for our e/\Com line of business.

The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments, including market developments and new opportunities, or in the event we decide to make acquisitions or enter into joint ventures and strategic alliances, in our industry.

     On April 5, 2000, the Company entered into two senior secured credit facilities, or "senior secured credit facility," totaling $160 million with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders. The senior secured credit facility includes a $100 million Tranche 1 Term Loan B facility, or "Tranche 1," to be used to finance working capital, capital expenditures, and other general corporate purposes, and a $60 million Tranche 2 Term Loan B facility, or "Tranche 2," to be used to finance the purchase of equipment. All amounts available under Tranche 1 and Tranche 2 were drawn by the Company at the closing of the facility. Tranche 1 is secured by all the Company's assets, except for the equipment purchased with proceeds from Tranche
2. The senior secured credit facility is senior to the $415 million principal amount of the Company's outstanding senior notes and $100 million principal amount of the Company's convertible subordinated notes. Interest per annum, as defined by the credit agreement, is payable on the senior secured credit facility at the option of the Company at: (1) 1.875% plus the Base Rate, or
(2) 2.875% plus the Eurodollar Rate. The combined terms of repayment for the Tranche 1 and Tranche 2 advances are: (1) $400,000 quarterly from June 2000 through September 2006, (2) $37,400,000 in December 2006, (3) $37,400,000 in
March 2007, (4) $37,400,000 in June 2007 and (5) $37,400,000 on the earlier of
(a) October 5, 2007, (b) April 15, 2006 in the event the Company's convertible subordinated notes have not previously been converted or refinanced in full on terms and conditions reasonably satisfactory to the lenders, or (c) April 15, 2007 in the event the Company's 11% Senior Notes due 2007 have not previously been refinanced in full on terms and conditions reasonably satisfactory to the lenders.

     As of March 31, 2000, we had approximately $194.6 million of cash and cash equivalents excluding restricted investments. We believe that cash on hand, cash flow from operations and our borrowings under our senior secured credit facility, will provide sufficient funds to enable us to expand our business as currently planned. In the event that our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations. In addition, if we successfully complete any acquisitions, we may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. The Company has registered with the Securities and Exchange Commission for the issuance from time to time of up to $300,000,000 in common stock, preferred stock, preferred stock represented by depositary shares, warrants exercisable for common stock, preferred stock or depositary shares, subscription rights evidencing the rights to purchase any of these securities, and stock purchase contracts to purchase common stock or preferred stock and stock purchase units. There can be no assurance that we will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to us. Inability to generate or obtain sufficient funds would result in delay or abandonment of some or all of our development and expansion plans, which could have a material adverse effect on our operations.

     Although our liquidity has improved, our level of indebtedness and debt service obligations significantly increased as a result of our issuance of the publicly traded notes identified in note 2 to the financial statements in this report and borrowings under our senior secured credit facility. The successful implementation of our strategy, including expansion of our network and obtaining and retaining a significant number of customers, and significant and sustained growth in our cash flow are necessary for us to be able to meet our debt service requirements. There can be no assurance that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges, or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

Effects of Accounting Standards

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements," or "SAB 101." SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. The guidelines in SAB 101 must be adopted during the second quarter 2000. We do not expect the adoption of these guidelines will have a material effect on our consolidated financial statements.

     Statement of Financial Accounting Standard, or "SFAS," No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. In June 1999, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 or January 1, 2001 for companies with calendar-year fiscal years. We expect to implement SFAS No. 137 for the fiscal year beginning January 1, 2001, and do not expect that the adoption of SFAS No. 137 will have a material effect on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     Our major market risk exposure is to changing interest rates. We manage our interest risk exposure through a combination of fixed and floating rate debt. We are exposed to interest rate risk related to our interest rate swap agreement, and related to $160 million of borrowings as of April 5, 2000 under our senior secured credit facility. Interest is payable on our senior secured credit facility at the option of the Company at either (1) 1.875% plus the Base Rate or
(2) 2.875% plus the Eurodollar Rate, as defined by the credit agreement. Additionally, we are exposed to fair value risk related to our fixed-rate, long-term debt. As of March 31, 2000, our fixed-rate, long-term debt and capital lease obligations were $516.7 million.

                                    PART II

                               OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  The Company files herewith the following exhibits:

          10.1 Credit Agreement (the "Credit Agreement"), dated as of April 5, 2000, among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature page thereto, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Initial Lenders, Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), as administrative agent for the Lender Parties (as defined therein), Morgan Stanley & Co. Incorporated, as collateral agent, Bank of America Securities LLC and Morgan Stanley, as joint lead arrangers and joint book runners, and Bank of America, N.A., as syndication agent.

          10.2 Security Agreement, dated April 5, 2000, made by Interstate FiberNet, Inc., ITC/\DeltaCom, Inc., the other Persons listed on the signature pages thereof and the Additional Grantors (as defined in Section 23(b) thereof) to Morgan Stanley & Co. Incorporated, as collateral agent for the Secured Parties (as defined in the Credit Agreement).

          27.1 Financial Data Schedule

     (b) The following Current Reports on Form 8-K were filed by the Company during the period covered by this report:

          Date of Report           Item Reported
          --------------           -------------

          March 1, 2000            Item 5 (press releases relating to
                                   operations, financing plans and management)

          March 9, 2000            Item 5 (audited consolidated financial
                                   statements for the three years ended December
                                   31, 1999 and related management's discussion and analysis)


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


                                        ITC/\DELTACOM, INC.
                                        ------------------
                                        (Registrant)



Date: May 12, 2000                      By:  /s/ Douglas A. Shumate
                                             ----------------------
                                                 Douglas A. Shumate
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)