Form 10-Q
period 2000-06-30
ITC DELTACOM INC
filed 2000-08-14
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

                                      OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number 0-23253

                              ITC/\DeltaCom, Inc.
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                          58-2301135
---------------------------------                    -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

 1791 O.G. Skinner Drive, West Point, GA                  31833
------------------------------------------            ----------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (706) 385-8000
                                                    ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ____
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                     Outstanding at August 7, 2000
                                     -----------------------------

Common Stock, $.01 par value                 61,380,968 shares

                              ITC/\DeltaCom, Inc.

                                     Index
                                     -----

                                                                          Page No.
                                                                          --------
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets December 31, 1999 and June 30,
                 2000........................................................  3

                 Consolidated Statements of Operations Three and Six Months
                 Ended June 30, 1999 and 2000................................  5

                 Consolidated Statements of Cash Flows Six Months Ended
                 June 30, 1999 and 2000......................................  6

                 Notes to Consolidated Financial Statements..................  8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................... 11

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 23


Part II. Other Information

         Item 2.    Changes in Securities and Use of Proceeds................ 24

         Item 4.    Submission of Matters to a Vote of Security Holders...... 24

         Item 6.    Exhibits and Reports on Form 8-K......................... 25

                                    PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 June 30,    December 31,
                                                                   2000          1999
                                                               -----------   ------------
                                                                (Unaudited)
     ASSETS

CURRENT ASSETS:
Cash and cash equivalents..................................    $   210,930   $    248,431
Cash, restricted for capital expenditures..................         60,000              -
Restricted assets..........................................              -          6,741
Accounts receivable:
 Customer, net of allowance for uncollectible accounts of
  $2,577 and $1,524 in 2000 and 1999, respectively.........         69,535         47,377
 Affiliate.................................................          4,677          4,047
Inventory..................................................          9,382          5,074
Prepaid expenses...........................................          3,746          6,011
                                                               -----------   ------------
   Total current assets....................................        358,270        317,681
                                                               -----------   ------------

PROPERTY, PLANT AND EQUIPMENT, net.........................        491,307        382,867
                                                               -----------   ------------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
 $12,360 and $9,679 in 2000 and 1999, respectively.........        116,866         91,762
Other long-term assets.....................................         15,389         15,288
                                                               -----------   ------------
    Total other long-term assets...........................        132,255        107,050
                                                               -----------   ------------

   Total assets............................................    $   981,832   $    807,598
                                                               ===========   ============


  The accompanying notes are an integral part of these consolidated balance sheets.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                   June 30,    December 31,
                                                                     2000           1999
                                                                  ---------    ------------
                                                                 (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
   Trade........................................................  $  30,502    $     22,343
   Construction.................................................     11,171           8,516
Accrued interest................................................     11,845           8,281
Accrued compensation............................................      5,442           4,444
Unearned revenue................................................     16,944          14,625
Other accrued liabilities.......................................     12,428          13,808
Current portion of long-term debt and capital lease
  obligations...................................................      2,111             751
                                                                  ---------    ------------
          Total current liabilities.............................     90,443          72,768
                                                                  ---------    ------------

LONG-TERM LIABILITIES:
Deferred income taxes...........................................        512             512
Long-term debt and capital lease obligations....................    674,022         516,156
                                                                  ---------    ------------
  Total long-term liabilities...................................    674,534         516,668
                                                                  ---------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; $7.40 liquidation preference;
    5,000,000 shares authorized; 1,480,771 shares issued and
   outstanding in 2000 and 1999.................................        15              15
Common Stock, $.01 par value; 200,000,000 and 90,000,000 shares authorized in 2000 and 1999, respectively; 61,351,495 and
   59,556,775 shares issued and outstanding in 2000 and 1999,
   respectively.................................................       613             595
Additional paid-in-capital......................................   354,762         321,882
Accumulated deficit.............................................  (138,535)       (104,330)
                                                                 ---------    ------------
          Total stockholders' equity............................   216,855         218,162
                                                                 ---------    ------------

          Total liabilities and stockholders' equity............ $ 981,832    $    807,598
                                                                 =========    ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (In thousands, except share data)


                                                   Three Months Ended June 30,    Six Months Ended June 30,
                                                  -----------------------------  ---------------------------
                                                        2000           1999           2000          1999
                                                        ----           ----           ----          ----
Operating revenues..............................    $    86,411    $    57,376    $   162,118   $   110,410
Cost of services................................         37,919         28,259         72,555        55,020
                                                    -----------    -----------    -----------   -----------

Gross margin....................................         48,492         29,117         89,563        55,390
                                                    -----------    -----------    -----------   -----------

Operating expenses:
   Selling, operations and administration.......         35,480         22,112         66,616        42,380
   Depreciation and amortization................         19,991         12,310         37,649        23,478
                                                    -----------    -----------    -----------   -----------

   Total operating expenses.....................         55,471         34,422        104,265        65,858
                                                    -----------    -----------    -----------   -----------

Operating loss..................................         (6,979)        (5,305)       (14,702)      (10,468)
                                                    -----------    -----------    -----------   -----------

Other income (expense):
   Interest expense.............................        (14,932)       (11,131)       (26,579)      (21,594)
   Interest income..............................          4,915          3,290          8,395         5,679
   Other income (expense), net..................            (41)           304              2           529
                                                    -----------    -----------    -----------   -----------

   Total other expense, net.....................        (10,058)        (7,537)       (18,182)      (15,386)
                                                    -----------    -----------    -----------   -----------

Loss before income taxes and
   extraordinary item...........................        (17,037)       (12,842)       (32,884)      (25,854)
Income tax expense..............................              -             94              -            94
                                                    -----------    -----------    -----------   -----------

Loss before extraordinary item..................        (17,037)       (12,936)       (32,884)      (25,948)
Extraordinary item - loss on early termination
   of credit facility...........................         (1,321)             -         (1,321)            -
                                                    -----------    -----------    -----------   -----------
Net loss........................................    $   (18,358)   $   (12,936)   $   (34,205)  $   (25,948)
                                                    ===========    ===========    ===========   ===========

Basic and diluted net loss per common share:
   Before extraordinary loss....................    $     (0.28)   $     (0.23)   $     (0.55)  $     (0.49)
   Extraordinary loss...........................          (0.02)             -          (0.02)            -
                                                    -----------    -----------    -----------   -----------
   Net loss.....................................    $     (0.30)   $     (0.23)   $     (0.57)  $     (0.49)
                                                    ===========    ===========    ===========   ===========

Basic and diluted weighted average common
   shares outstanding...........................     60,862,847     55,192,631     60,322,655    53,359,820
                                                    ===========    ===========    ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                     2000         1999
                                                                  ------------   ----------
Cash flows from operating activities:
   Net loss....................................................   $    (34,205)  $  (25,948)
                                                                  ------------   ----------
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization............................         37,649       23,478
      Amortization of bond issue costs.........................          1,143          985
      Deferred income taxes....................................              -           94
      Extraordinary item--loss on early termination of credit
       facility................................................          1,321            -
        Changes in current operating assets and liabilities:
        Accounts receivable, net...............................        (22,273)      (4,398)
        Inventory..............................................         (4,105)        (522)
        Prepaid expenses.......................................          2,265         (862)
        Accounts payable.......................................          7,959          891
        Accrued interest.......................................          3,564          309
        Unearned revenue.......................................          1,892         (784)
        Accrued compensation and other accrued liabilities.....          2,654         (677)
                                                                  ------------   ----------
             Total adjustments.................................         32,069       18,514
                                                                  ------------   ----------
           Net cash used in operating activities...............         (2,136)      (7,434)
                                                                  ------------   ----------

Cash flows from investing activities:
   Capital expenditures........................................       (141,599)     (66,616)
   Change in accrued construction costs........................          2,655        5,041
   Purchase of Bay Data Consultants, Inc.......................         (2,218)           -
   Release of restricted assets................................          6,741        6,544
   Other.......................................................             90           29
                                                                  ------------   ----------
           Net cash used in investing activities...............       (134,331)     (55,002)
                                                                  ------------   ----------

Cash flows from financing activities:
   Proceeds from $160 million senior secured credit facility,
       net of issuance costs...................................        157,434            -
   Cash from $160 million senior secured credit facility
       restricted for capital expenditures.....................        (60,000)           -
   Proceeds from issuance of 4-1/2% Notes, net of issuance
       costs...................................................              -       97,029
   Repayment of other long-term debt and capital lease
       obligations.............................................           (774)        (300)
   Proceeds from issuance of common stock, net of offering
       expenses................................................              -      120,929
   Proceeds from exercise of common stock options..............          2,325        1,763
   Other.......................................................            (19)          68
                                                                  ------------   ----------
           Net cash provided by financing activities...........         98,966      219,489
                                                                  ------------   ----------

 The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                        Six Months Ended June 30,
                                                        -----------   -----------
                                                             2000       1999
                                                        -----------   -----------
(Decrease) increase in cash and cash equivalents......  $   (37,501)  $   157,053

Cash and cash equivalents at beginning of period......      248,431       184,167
                                                        -----------   -----------

Cash and cash equivalents at end of period............  $   210,930   $   341,220
                                                        ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest................................  $    22,776   $    21,005
                                                        ===========   ===========

Cash paid (refunds received) for income taxes, net....  $        55   $        68
                                                        ===========   ===========

NONCASH TRANSACTIONS:

Issuance of common stock in connection with Bay Data
  merger..............................................  $    26,217   $         -
                                                        ===========   ===========

Issuance of common stock in connection with earn-out
  provisions of AvData merger.........................  $     4,283   $        -
                                                        ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Nature of Business

  ITC/\DeltaCom, Inc., "ITC/\DeltaCom" or the "Company," provides integrated voice and data telecommunications services to mid-sized and major regional businesses in the southern United States, which it refers to as its "retail services," and is a leading regional provider of wholesale long-haul services to other telecommunications companies, which it refers to as its "broadband transport services" (and which it formerly referred to as its "carriers' carrier services"). Retail services includes local exchange services, long distance services, calling card and operator services, Asynchronous Transfer Mode, frame relay, and high capacity broadband private line services, as well as Internet, intranet and Web page hosting services and customer premise equipment sale, installation and repair. In connection with these businesses, the Company owns, operates and manages an extensive fiber optic network, which extends throughout ten southern states.

  In March 2000, the Company launched a new line of business which it refers to as "e/\deltacom." e/\deltacom provides collocation and Web server hosting services integral to operating business-critical applications over the Internet. In addition, e/\deltacom provides a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to the Company's network.

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

2.   NONRECURRING CHARGE

  In connection with the completion of the $160 million senior secured credit facility, as discussed in Note 3, the Company terminated its $50 million credit facility with Bank of America, N.A, as administrative lender, and certain other lenders. In connection with the termination of the credit facility, the Company wrote-off $1.3 million of unamortized debt issuance costs, which is reflected in the accompanying statement of operations as an extraordinary loss on early termination of credit facility. No amounts had been borrowed under this credit facility.

3.   CREDIT FACILITY

  On April 5, 2000, the Company entered into two senior secured credit facilities, or "senior secured credit facility," totaling $160 million with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders. The senior secured credit facility includes a $100 million Tranche 1 Term Loan B facility, or "Tranche 1," to be used to finance working capital, capital expenditures and other general corporate purposes, and a $60 million Tranche 2 Term Loan B facility, or "Tranche 2," to be used to finance the purchase of equipment. All amounts available under Tranche 1 and Tranche 2 were drawn by the Company at the closing of the facility. Tranche 1 is secured by all the Company's assets, except for the equipment purchased with proceeds from Tranche 2. The senior secured credit facility is senior to the $415 million principal amount of the Company's outstanding senior notes and $100 million principal amount of the Company's convertible subordinated notes. Interest per annum is payable on the senior secured credit facility at the option of the Company at 1.875% plus the Base Rate, or 2.875% plus the Eurodollar Rate, as defined in the credit agreement. The combined terms of repayment for the Tranche 1 and Tranche 2 advances are $400,000 quarterly from June 2000 through September 2006, $37,400,000 in December 2006, $37,400,000 in March 2007, $37,400,000 in June 2007 and
$37,400,000 on the termination date as defined by the credit agreement. The termination date may be accelerated and any remaining balance on the advances will become immediately due in the event (i) the Company's convertible subordinated notes are not converted or refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2006, in which event all outstanding balances will be due on April 15, 2006, or (ii) the Company's 11% Senior Notes due 2007 are not refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2007, in which event all outstanding balances will be due on April 15, 2007.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

  Long-term debt and capital lease obligations at June 30, 2000 and December 31, 1999 consisted of the following (in thousands):


                                                        June 30,   December 31,
                                                          2000         1999
                                                        --------   ------------
11% Senior Notes due 2007.............................  $130,000   $    130,000

8-7/8% Senior Notes due 2008, net of unamortized
     discount of $123 and $131 in 2000 and 1999,
     respectively.....................................   159,877        159,869

9-3/4% Senior Notes due 2008..........................   125,000        125,000

4-1/2% Convertible Subordinated Notes due 2006........   100,000        100,000

$160 million Senior Secured Credit Facility...........   159,600              0

Capital lease obligations at varying interest rates,
   maturing through June 2006.........................     1,656          2,038
                                                        --------   ------------

Total long-term debt and capital lease obligations....   676,133        516,907
Less current maturities...............................    (2,111)          (751)
                                                        --------   ------------

Total.................................................  $674,022   $    516,156
                                                        ========   ============

5.   EQUITY INTERESTS

Amendment to Certificate of Incorporation

  On May 25, 2000, the Company amended its certificate of incorporation to increase the number of its authorized shares of capital stock from 95,000,000 to 205,000,000 and the number of its authorized shares of common stock from 90,000,000 to 200,000,000.

Amendment to Employee Stock Option Plan

  On May 11, 2000, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the Company's 1997 Stock Option Plan from 7,815,000 to 9,815,000.

6.   COMMITMENTS AND CONTINGENCIES

  At June 30, 2000, the Company had entered into agreements with vendors to purchase approximately $82.0 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.


7.   ACQUISITION

  On May 1, 2000, the Company completed its acquisition, by merger, of Bay Data Consultants, Inc., a privately owned information systems solutions company headquartered in Atlanta, Georgia. The Company paid cash of $2 million and issued 837,942 shares related to this acquisition. Of such shares, 111,725 shares are being held in escrow for two years to protect against certain contingencies.

8.   SEGMENT REPORTING

  As discussed in Note 1, the Company operates in three business segments: retail services, broadband transport services and e/\deltacom. The Company also has a corporate segment, which has no operations. Summarized financial data by business segment for the six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                                                                2000
                                                  -------------------------------------------------------------------
                                                    Broadband
                                                    Transport    Retail      e/\deltacom   Corporate
                                                     Segment     Segment       Segment      Segment    Consolidated
                                                  -------------------------------------------------------------------
Revenues..........................................    $40,884   $118,787     $   2,447        $ 0         $162,118
Gross margin......................................     35,781     52,731         1,051          0           89,563
Selling, operations, and administration...........     15,648     47,334         3,634          0           66,616
Depreciation and amortization.....................     17,483     19,508           617         41           37,649
Other income (expense), net.......................                                                           8,397
Interest expense..................................                                                         (26,579)
                                                                                                          --------
Loss before income taxes and extraordinary item...                                                        $(32,884)
                                                                                                          ========
Capital expenditures, net.........................    $67,266   $ 71,288     $     390        $ 0         $138,944
                                                      =======   ========     =========        ===         ========
                                                                                  1999
                                                    Broadband
                                                    Transport   Retail       e/\deltacom   Corporate
                                                     Segment    Segment        Segment      Segment    Consolidated
                                                  -------------------------------------------------------------------
Revenues..........................................    $34,629   $75,781       $      0       $  0         $110,410
Gross margin......................................     29,219    26,171              0          0           55,390
Selling, operations, and administration...........     10,553    31,827              0          0           42,380
Depreciation and amortization.....................     13,049    10,388              0         41           23,478
Other income (expense), net.......................                                                           6,208
Interest expense..................................                                                         (21,594)
                                                                                                          --------
Loss before income taxes and extraordinary item...                                                        $(25,854)
                                                                                                          ========
Capital expenditures, net.........................    $27,865   $33,710       $      0       $  0         $ 61,575
                                                      =======   =======       ========       ====         ========

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

     We have included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in our industry. EBITDA, as adjusted, represents earnings before other income and other expenses, net interest, income taxes, extraordinary item, depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies. See the notes to our unaudited, consolidated financial statements appearing elsewhere in this report for definitions of certain terms used in the following analysis.

     Unless we indicate otherwise, references in this report to "we," "us," "our" and "ITC/\DeltaCom" mean ITC/\DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to one decimal place and dollar amounts of less than $1 million to the nearest thousand.


Overview

     We provide integrated voice and data telecommunications services to mid-size and major regional businesses in the southern United States and are a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own, operate and manage an extensive fiber optic network in the southern United States. We had revenues of $86.4 million for the three months ended June 30, 2000, which we refer to as the "2000 fiscal quarter," and $57.4 million for the three months ended June 30, 1999, which we refer to as the "1999 fiscal quarter." For the six months ended June 30, 2000, which we refer to as the "2000 fiscal six-month period," we had revenues of $162.1 million and for the six months ended June 30, 1999, which we refer to as the "1999 fiscal six-month period," we had revenues of $110.4 million.

     We provide wholesale long-haul services to other telecommunications carriers. This means we sell capacity on our network to, and switch and transport telecommunications traffic for, such carriers. We refer to these services, which we formerly called our "carriers' carrier services," as our "broadband transport services." Our broadband transport services customers include, among others, AT&T Corp., WorldCom, Qwest Communications
International, Inc., Sprint Corporation, Cable & Wireless Communications, Inc., Allnet Communications Services, Inc. d/b/a Frontier Communications Services and Broadwing, Inc. Our broadband transport services business generated revenues of $20.8 million for the 2000 fiscal quarter compared to $18.2 million for the 1999 fiscal quarter, and $40.9 million for the 2000 fiscal six-month period compared to $34.6 million for the 1999 fiscal six-month period.

     We also provide integrated retail telecommunications services to mid-sized and major regional businesses in a bundled package tailored to the business customer's specific needs. These services, which we refer to as our "retail services," include:

 . local exchange services;
 . long distance services;

 . toll calling, calling card and operator services;
 . Asynchronous Transfer Mode, or "ATM," frame relay and high capacity broadband private line services;
 . Internet, intranet and Web page hosting services;
 . customer premise equipment sale, installation and repair;
 . primary rate interface connectivity and collocation services to Internet service providers, or "ISPs;"
 . enhanced services, including conference calling, fax broadcasting and prepaid calling cards;
 . consulting, integration, operation and proactive management of data networks;
  and
 . in-depth network performance analysis and implementation and design services for data network deployment.

     As of June 30, 2000, we provided retail services to approximately 13,330 business customers in 34 metropolitan areas and had sold approximately 223,000 access lines, of which approximately 148,350 had been installed. We intend to provide a full range of retail services in a total of approximately 41 metropolitan areas throughout the southern United States by the end of 2001. Our retail services business generated revenues of $63.2 million and $39.2 million for the 2000 fiscal quarter and the 1999 fiscal quarter, respectively, and $118.8 million and $75.8 million for the 2000 fiscal six-month period and the 1999 fiscal six-month period, respectively.

     In March 2000, we launched a new line of business, which we refer to as e/\deltacom. e/\deltacom provides collocation and Web server hosting services integral to operating business-critical applications over the Internet. In addition, e/\deltacom provides a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to our network. To accelerate e/\deltacom's positioning in the market place, on May 1, 2000, we acquired Bay Data Consultants, Inc. by merger. Bay Data is a technical solutions service organization specializing in applications solutions, project management, e-commerce, security, enterprise solutions, network integration services, wide area network and carrier relations, storage management, managed services, high availability and systems management. We believe the addition of Bay Data will provide us with the expertise, staffing and customer relationships to facilitate our penetration of e/\deltacom's target market. We acquired Bay Data for cash of $2 million and 837,942 shares of our common stock. Of these shares, 111,725 shares are being held in escrow for two years to protect against certain contingencies.

     e/\deltacom generated revenues of $2.4 million for the 2000 fiscal quarter and the 2000 fiscal six-month period. The acquisition of Bay Data enabled this segment to report revenues in the second quarter of 2000, rather than the fourth quarter of 2000 as initially planned. During the 2000 fiscal quarter, we purchased a 303,000 square foot facility in Suwanee, Georgia, an Atlanta suburb, which will be the location of e/\deltacom's data center, headquarters and the management team which is managing the implementation and integration of our e/\deltacom services.

     During the 2000 fiscal quarter, we continued to show shifts in the diversity of our revenue base. Comparing the 2000 fiscal quarter to the 1999 fiscal quarter, our revenue sources were as follows:

                                                  2000 fiscal quarter    1999 fiscal quarter
                                                  -------------------    -------------------
     Local/data/Internet........................           41%                   23%
     Long distance..............................           25                    39
     Broadband transport........................           24                    32
     Other......................................           10                     6

     At June 30, 2000, our fiber optic network reached approximately 115 points of presence, or "POPs," in ten southern states, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. In addition, our fiber optic network extended approximately 8,530 route miles, of which approximately 4,830 miles are Company-owned and approximately 3,700 miles are owned and operated principally by three public utilities, which are Duke Power Company, Florida Power & Light Company and Entergy Technology Company, and are managed and marketed by us. We expect to add approximately 1,000 additional route miles by the end of 2000 through a combination of construction and long-term dark fiber leases. At June 30, 2000, our network included one Nortel DMS-250 and ten Nortel DMS-500 voice switches, seventeen Ascend 9000 frame relay switches, ten ATM switches and nine next-generation multi-service switches, which are used for both voice and Internet telephony traffic. We intend to deploy additional next-generation multi-service switches during the remainder of 2000. In addition, we had completed physical collocation of switching equipment in 125 central offices of BellSouth Telecommunications, Inc.

     During the 2000 fiscal quarter, our operational highlights included the following:

 . we obtained rulings from the Georgia Public Service Commission and the Tennessee Regulatory Authority securing reciprocal compensation for ISP traffic at commission-ordered rates and establishing that BellSouth should be required to adhere to service quality measures with financial consequences to be established by each such regulatory authority for failure to perform;
 . we obtained a ruling from the North Carolina Utilities Commission securing reciprocal compensation for ISP traffic at commissioned-ordered rates;
 . we expanded our geographic reach into Tennessee by opening our first branch office in the state, located in Chattanooga;
 . we completed the addition of approximately 210 miles of new fiber to our network; and
 . we completed the installation of a Nortel DMS-500 switch in Nashville, Tennessee and added a next-generation multi-service switch in Huntsville, Alabama.

     In July 2000, we obtained a favorable ruling on our interconnection contract complaint against BellSouth before the North Carolina Utilities Commission. This decision requires the payment of approximately $1.5 million of unpaid reciprocal compensation owed to us from a previous interconnection agreement with BellSouth. We have not recognized any revenue benefit from this ruling, consistent with the approach we continue to take relating to the recognition of reciprocal compensation revenues.

     Under our interconnection agreement with BellSouth, we continued billing BellSouth during the first six months of 2000 for reciprocal interconnection charges related to the provision by us of facilities-based local exchange services. BellSouth has stated that it views termination to such ISPs as not included under the reciprocal charge arrangements set forth in the interconnection agreement, and has refused to pay compensation for such terminations either to us or to other competitive local exchange carriers operating under similar interconnection agreements. Beginning with the first quarter 2000, we began recognizing reciprocal compensation revenue on ISP traffic at a rate deemed realizable and at levels significantly less than amounts being billed to BellSouth.

     We have continued to bill BellSouth the reciprocal compensation rate set forth in the interconnection agreement which expired on July 1, 1999. We believe this rate will be substantially reduced retroactively to July 1, 1999. Such a rate reduction would result in a substantial reduction in the accounts receivable billed and reserved subsequent to July 1, 1999. We believe our position with respect to the reserved portion of the cumulative interconnection billings is supported by the terms of the BellSouth interconnection agreement, although our billed and reserved accounts receivable for the period from July 1, 1999 to June 30, 2000 may be substantially reduced pending outcome of the terms of the new interconnection agreement. As of June 30, 2000, we had reserved for approximately $45 million of cumulative local interconnection billings, inclusive of $35.6 million of billings from July 1, 1999 to June 30, 2000. During the 2000 fiscal quarter, we recognized approximately $2.5 million in revenue related to settlement of past due monies for reciprocal compensation for services provided in one state prior to July 1, 1999.

     During the 2000 fiscal quarter, we continued to pursue the completion of a new interconnection agreement with BellSouth. We are in arbitration in all nine BellSouth states except Kentucky and Mississippi. In Mississippi, we opted in to an existing interconnection agreement between BellSouth and another competitive local exchange carrier. To date, we have received orders in Florida, Georgia, North Carolina and South Carolina and a ruling in Tennessee. We plan to continue to pursue resolution of the arbitration proceedings in all BellSouth states other than Mississippi and Kentucky in which we operate.

     A portion of our network runs through fiber optic cables owned by the Mississippi Power Company, or MPC, with MPC's permission, on MPC's rights of way located in Jasper County, Mississippi. A proceeding involving MPC and several landowners who have granted MPC rights of way in Jasper County resulted in an order of the Mississippi Supreme Court issued in January 1999 holding that MPC could not use its rights of way at issue for any purpose other than in connection with providing electricity to MPC customers. We were not a party to the proceeding until after the January 1999 order. The Circuit Court of the First Judicial District Court of Jasper County, Mississippi directed us on June 15, 2000 to cease using that portion of our fiber optic network located in Jasper County. At our request, the Mississippi Supreme Court stayed application of the District Court's order pending its decision on our appeal.

     We have rerouted substantially all of the circuits on the affected portion of the network so that, if the court's order is enforced, we expect to be able to continue service to our customers without material disruption. The affected portion of our network, however, would not be protected by geographically diverse routing, which enables traffic to be rerouted in the event of electronic failures or total or partial cable cuts along the route. These protections would significantly reduce the duration of any outages, in the affected area, in the event of an electronics failure or cable cut. We are seeking to purchase rights of way and are taking other actions in an attempt to minimize the potential loss of route diversity for the portion of our network that would be affected by the court's order, if it is enforced. As of the date of this report, we cannot determine whether we will be able to secure these protections or estimate how long it will take us to do so or the total costs we will incur.

     The following table presents information about our operations and business as of the dates shown:

                               Statistical Data*


                                         June 30,     March 31,     December 31,
                                           2000         2000           1999
                                           ----         ----           ----
Cumulative markets                             34          33             33
Business customers served -
   retail services**                       13,330      13,000         12,375
Route miles                                 8,530       8,320          8,250
Collocations                                  125         125            125
Voice switches                                 11          10             10
ATM switches                                   10          10             10
Frame relay switches                           17          17             17
Next generation switches                        9           8              4
Number of employees                         2,075       1,750          1,640
Lines sold cumulative                     223,000     148,000        128,200
Lines installed cumulative                148,350     119,300        101,500
Lines installed/Lines sold percentage          67%         81%            79%

   *Data rounded except as to markets, collocations and switches.
  **Reflects the combination of the multiple accounts of certain customers into a single customer profile.

Results of Operations

     The following tables present for the 2000 and 1999 fiscal quarters and the 2000 and 1999 fiscal six-month periods selected statement of operations data and EBITDA, as adjusted, as a percentage of revenues generated by our broadband transport services business, our retail services business and our e/\deltacom business (in thousands):

                                             Broadband Transport Services
                          ------------------------------------------------------------------------
                                  Three Months Ended                    Six Months Ended
                                       June 30,                             June 30,
                          ------------------------------------   ---------------------------------
                           2000        %        1999       %       2000      %       1999      %
                          -------   --------   -------   -----   --------   ----   --------   ----
Revenues                  $20,774        100%  $18,166     100%  $ 40,884    100%  $ 34,629    100%
Cost of services            2,657         13%    2,838      16%     5,103     13%     5,410     16%
                          -------        ---   -------    ----   --------   ----   --------   ----
Gross margin               18,117         87%   15,328      84%    35,781     87%    29,219     84%
                          -------        ---   -------    ----   --------   ----   --------   ----
Operating expenses:
  Selling, operations
    and administration      8,128         39%    5,414      30%    15,648     38%    10,553     30%
  Depreciation and
    amortization            9,042         44%    6,779      37%    17,483     43%    13,049     38%
                          -------        ---   -------    ----   --------   ----   --------   ----
Total operating
    expenses               17,170         83%   12,193      67%    33,131     81%    23,602     68%
                          -------        ---   -------    ----   --------   ----   --------   ----
Operating income          $   947          4%  $ 3,135      17%  $  2,650      6%  $  5,617     16%
                          =======        ===   =======    ====   ========   ====   ========   ====
EBITDA, as adjusted       $ 9,989         48%  $ 9,914      54%  $ 20,133     49%  $ 18,666     54%
                          =======        ===   =======    ====   ========   ====   ========   ====

                                                         Retail Services
                          ------------------------------------------------------------------------
                                  Three Months Ended                    Six Months Ended
                                       June 30,                             June 30,
                          ------------------------------------   ---------------------------------
                           2000        %        1999       %       2000      %       1999      %
                          -------   --------   -------   -----   --------   ----   --------   ----
Revenues                  $63,190        100%  $39,210     100%  $118,787    100%  $ 75,781    100%
Cost of services           33,866         54%   25,421      65%    66,056     56%    49,610     65%
                          -------        ---   -------    ----   --------   ----   --------   ----
Gross margin               29,324         46%   13,789      35%    52,731     44%    26,171     35%
                          -------        ---   -------    ----   --------   ----   --------   ----
Operating expenses:
  Selling, operations
    and administration     24,288         38%   16,698      42%    47,334     40%    31,827     42%
  Depreciation and
    amortization           10,311         16%    5,510      14%    19,508     16%    10,388     14%
                          -------        ---   -------    ----   --------   ----   --------   ----
Total operating
    expenses               34,599         54%   22,208      56%    66,842     56%    42,215     56%
                          -------        ---   -------    ----   --------   ----   --------   ----
Operating loss            $(5,275)       (8)%  $(8,419)   (21)%  $(14,111)  (12)%  $(16,044)  (21)%
                          =======        ===   =======    ====   ========   ====   ========   ====
EBITDA, as adjusted       $ 5,036          8%  $(2,909)    (7)%  $  5,397      4%  $ (5,656)   (7)%
                          =======        ===   =======    ====   ========   ====   ========   ====


                                                         e/\deltacom
                          ------------------------------------------------------------------------
                                  Three Months Ended                    Six Months Ended
                                       June 30,                             June 30,
                          ------------------------------------   ---------------------------------
                           2000        %        1999       %       2000      %       1999      %
                          -------   --------   -------   -----   --------   ----   --------   ----
Revenues                  $ 2,447        100%  $     0       -   $ 2,447     100%  $     0       -
Cost of services            1,396         57%        0       -     1,396      57%        0       -
                          -------   --------   -------   -----   --------   ----   -------   -----
Gross margin                1,051         43%        0       -     1,051      43%        0       -
                          -------   --------   -------   -----   --------   ----   -------   -----
Operating expenses:
  Selling, operations
    and administration      3,064        125%        0       -     3,634     149%        0       -
  Depreciation and
    amortization              617         25%        0       -       617      25%        0       -
                          -------   --------   -------   -----   --------   ----   -------   -----
Total operating
    expenses                3,681        150%        0       -     4,251     174%        0       -
                          -------   --------   -------   -----   --------   ----   -------   -----
Operating loss            $(2,630)      (107)% $     0       -   $(3,200)  (131)%  $     0       -
                          =======   ========   =======   =====   ========   ====   =======   =====
EBITDA, as adjusted       $(2,013)       (82)% $     0       -   $(2,583)  (106)%  $     0       -
                          =======   ========   =======   =====   ========   ====   =======   =====

Three Months Ended June 30, 2000 Compared With Three Months Ended June 30, 1999

Revenues

     Total revenues increased $29.0 million, or 50.6%, from $57.4 million for the 1999 fiscal quarter to $86.4 million for the 2000 fiscal quarter.

     Revenues from retail services increased $24.0 million, or 61.2%, from $39.2 million for the 1999 fiscal quarter to $63.2 million for the 2000 fiscal quarter. The increase in our retail services revenues was primarily attributable to:

     . continued expansion and diversification of our revenue base, especially our local, data and Internet products, which accounted for 41% of our total revenues for the 2000 fiscal quarter compared to 23% for the 1999 fiscal quarter;
     . continued growth in access lines installed, which increased by 29,000 lines from the end of the first quarter of 2000 and by 92,000 lines from the end of the 1999 fiscal quarter;
     . continued growth in the number of customers purchasing multiple products, which we believe supports our bundled approach to offering our products; and
     . continued stability in the rate of revenue loss from former customers from period to period.

     The increase in our revenues from retail services during the 2000 fiscal quarter was partially offset by a rate decrease we offered to some of our large customers. We believe that this rate decrease, which we implemented in June 2000, will be offset by reductions in our costs of services. Our revenues during the 2000 fiscal quarter reflect the receipt of a one-time net cash payment of approximately $2.5 million attributable to a regulatory dispute in one state related to prior periods. We expect to continue to experience revenue growth and diversification in our retail services during the remainder of 2000. In addition, we expect to experience continued growth in access lines installed during the remainder of the year.

     Revenues from our broadband transport services increased $2.6 million, or 14.4%, from $18.2 million for the 1999 fiscal quarter to $20.8 million for the 2000 fiscal quarter. The increase was primarily attributable to increasing demand for bandwidth, which is reflected in the growth of our customer base for this segment. The effects of this demand were partially offset by the continued competitive pricing of our broadband transport services. We expect to experience continued growth in our broadband transport services revenues during the remainder of 2000 as a result of the continued demand for bandwidth and the continued use of our network to complement our retail services and e/\deltacom product offerings.

     Revenues from our e/\deltacom segment were $2.4 million for the 2000 fiscal quarter. This new segment had no operations in the 1999 fiscal quarter. We expect this segment to continue to experience revenue growth during the remainder of 2000 as we continue to sign customers to collocation and hosting contracts.

Cost of Services

     Total cost of services increased $9.6 million, from $28.3 million for the 1999 fiscal quarter to $37.9 million for the 2000 fiscal quarter.

     Cost of services for our retail services increased $8.5 million, from $25.4 million for the 1999 fiscal quarter to $33.9 million for the 2000 fiscal quarter. Cost of services as a percentage of revenues for retail services decreased to 54% for the 2000 fiscal quarter from 65% for the 1999 fiscal quarter. The decrease was primarily attributable to a continued increase in our base of facilities-based services, a migration of existing resale services onto our owned and operated network, and reductions in access costs.

     Cost of services attributable to our broadband transport services decreased $100,000 to $2.7 million for the 2000 fiscal quarter from $2.8 million for the 1999 fiscal quarter. Cost of services as a percentage of revenue for broadband transport services decreased to 13% for the 2000 fiscal quarter from
16% for the 1999 fiscal quarter.   The decrease was primarily attributable to
the continued migration of traffic onto our owned and operated network, which reduced off-network costs, and to a reduction in rates charged for our broadcast transport services.

     Cost of services attributable to our e/\deltacom segment was $1.4 million, or 57% of revenues, for the 2000 fiscal quarter.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $13.4 million, from $22.1 million, or 39% of revenues, for the 1999 fiscal quarter to $35.5 million, or 41% of revenues, for the 2000 fiscal quarter.

     Selling, operations and administration expense attributable to our retail services increased $7.6 million, from $16.7 million, or 42% of revenues, for the 1999 fiscal quarter to $24.3 million, or 38% of revenues, for the 2000 fiscal quarter. The increase was primarily attributable to an increase in the number of employees, continued geographic expansion and costs associated with the expansion of our existing service offerings, primarily local services.

     Selling, operations and administration expense attributable to our broadband transport services increased $2.7 million, from $5.4 million, or 30% of revenues, for the 1999 fiscal quarter to $8.1 million, or 39% of revenues, for the 2000 fiscal quarter. The increase was primarily due to costs incurred in adding personnel to support the geographic expansion of our network and in developing the infrastructure required to support our Internet protocol backbone, and to increased information systems and research and development costs.

     Selling, operations and administration expense attributable to our e/\deltacom segment was $3.1 million, or 125% of revenues, for the 2000 fiscal quarter.

Depreciation and Amortization

     Total depreciation and amortization expense increased $7.7 million, from $12.3 million for the 1999 fiscal quarter to $20.0 million for the 2000 fiscal quarter. Our retail services accounted for $4.8 million of the increase, which was primarily related to installation of new central office and other telecommunications equipment. Network expansion, including installation of electronics and fiber optic equipment, for our broadband transport services operations accounted for $2.3 million of the increase. Assets acquired in the Bay Data merger were primarily responsible for the increase of $617,000 attributable to our e/\deltacom segment. We expect depreciation expense to continue to increase during the remainder of 2000 as we add new switches and network facilities and expand into new markets.

Interest Expense

     Total interest expense increased $3.8 million, from $11.1 million for the 1999 fiscal quarter to $14.9 million for the 2000 fiscal quarter. The increase in interest expense was primarily attributable to higher average outstanding debt balances as a result of our issuance in May 1999 of $100 million principal amount of convertible subordinated notes and to $160 million of borrowings in April 2000 under our new senior secured credit facility. We expect interest expense to increase during the remainder of 2000 compared to 1999 as a result of interest payable on the $160 million of borrowings under the credit facility.

Interest Income

     Total interest income from the temporary investment of available cash balances increased from $3.3 million for the 1999 fiscal quarter to $4.9 million for the 2000 fiscal quarter.

Extraordinary Loss

     We incurred an extraordinary loss of $1.3 million during the 2000 fiscal quarter attributable to the write-off of debt-issuance costs related to the early termination of our $50 million revolving credit facility. We had not borrowed any amounts under this terminated credit facility.

EBITDA, as adjusted

     EBITDA, as adjusted, increased $6.0 million, from $7.0 million for the 1999 fiscal quarter to $13.0 million for the 2000 fiscal quarter.

     EBITDA, as adjusted, attributable to our retail services for the 2000 fiscal quarter was $5.0 million compared to $(2.9) million for the 1999 fiscal quarter. EBITDA, as adjusted, attributable to our retail services increased from (7)% of revenues for the 1999 fiscal quarter to 8% of revenues for the 2000 fiscal quarter. The increase in EBITDA, as adjusted, for our retail services was primarily attributable to the continued migration of customers from our resale products to our facilities-based products, continued diversification of our revenue base and reductions in our off-network access costs.

     EBITDA, as adjusted, attributable to our broadband transport services increased $75,000 for the 2000 fiscal quarter compared to the 1999 fiscal quarter. The increase was primarily attributable to the increasing demand for bandwidth, the effects of which were partially offset by the competitive pricing of our broadband transport services.

     EBITDA, as adjusted, attributable to our e/\deltacom segment was $(2.0) million for the 2000 fiscal quarter.

Six Months Ended June 30, 2000 Compared With Six Months Ended June 30, 1999

Revenues

     Total revenues increased $51.7 million, or 46.8%, from $110.4 million for the 1999 fiscal six-month period, to $162.1 million for the 2000 fiscal six-month period.

     Revenues from our retail services increased $43.0 million, or 56.8%, from $75.8 million for the 1999 fiscal six-month period to $118.8 million for the 2000 fiscal six-month period. The increase in retail services revenues was primarily attributable to:

     . continued expansion and diversification of our revenue base, especially our local, data and Internet products, which accounted for 39% of our total revenues for the 2000 fiscal six-month period compared to 22% for the 1999 fiscal six-month period;

     . continued growth in access lines installed, which increased by 92,000 lines from the end of the 1999 fiscal six-month period;
     . continued growth in the number of business customers, which increased from 11,250 at the end of the 1999 fiscal six-month period to 13,330 at the end of the 2000 fiscal six-month period;
     . continued growth in the number of customers purchasing multiple products, which we believe supports our bundled approach to offering our products; and
     . continued stability in the rate of revenue loss from former customers from period to period.

  The increase in our revenues from retail services during the 2000 fiscal six-month period was partially offset by a rate decrease we offered some of our large customers. Our revenues during this period reflect the receipt of a one-time net cash payment of approximately $2.5 million attributable to a regulatory dispute in one state related to prior periods.

     Revenues from our broadband transport services increased $6.3 million, or 18.1%, from $34.6 million for the 1999 fiscal six-month period to $40.9 million for the 2000 fiscal six-month period. The increase in revenue from the broadband transport services was primarily attributable to the increasing demand for bandwidth. The effects of this demand were partially offset by the continued competitive pricing of our broadband transport services.

     Revenues from our e/\deltacom segment were $2.4 million for the 2000 fiscal six-month period.

Cost of Services

     Total cost of services increased $17.6 million, from $55.0 million for the 1999 fiscal six-month period to $72.6 million for the 2000 fiscal six-month period.

     Cost of services for our retail services increased $16.5 million, from $49.6 million for the 1999 fiscal six-month period to $66.1 million for the 2000 fiscal six-month period. Cost of services as a percentage of revenues for retail services decreased to 56% for the 2000 fiscal six-month period from 65% for the 1999 fiscal six-month period. The decrease was primarily attributable to a continued increase in our base of facilities-based services, a migration of existing resale services onto our owned and operated network and a reduction in access costs.

     Cost of services attributable to our broadband transport services decreased $307,000 to $5.1 million for the 2000 fiscal six-month period from $5.4 million for the 1999 fiscal six-month period. Cost of services as a percentage of revenues for broadband transport services decreased to 13% for the 2000 fiscal six-month period from 16% for the 1999 fiscal six-month period. The decrease was primarily attributable to the continued migration of traffic onto our owned and operated network, which has reduced off-network costs. The decrease was partially offset by rate decreases to current market rates.

     Cost of services attributable to our e/\deltacom segment was $1.4 million, or 57% of revenues, for the 2000 fiscal six-month period.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $24.2 million, from $42.4 million, or 38% of revenues, for the 1999 fiscal six-month period to $66.6 million, or 41% of revenues, for the 2000 fiscal six-month period.

     Selling, operations and administration expense attributable to our retail services increased $15.5 million, from $31.8 million, or 42% of revenues, for the 1999 fiscal six-month period to $47.3 million, or 40% of revenues, for the 2000 fiscal six-month period. The increase in selling, operations and administration expense for our retail services segment was primarily attributable to an increase in the number of employees, continued geographic expansion, and costs associated with the expansion of our existing service offerings, primarily local services.

     Selling, operations and administration expense attributable to our broadband transport services increased $5.0 million, from $10.6 million, or 30% of revenues, for the 1999 fiscal six-month period to $15.6 million, or 38% of revenues, for the 2000 fiscal six-month period. The increase in selling, operations, and administration expense for our broadband transport services was primarily due to costs incurred in adding personnel to support the geographic expansion of our network and in developing the infrastructure required to support our Internet protocol backbone, and to increased information systems and research and development costs.

     Selling, operations and administration expense attributable to our e/\deltacom segment was $3.6 million, or 149% of revenues, for the 2000 fiscal six-month period.

Depreciation and Amortization

     Total depreciation and amortization expense increased $14.1 million, from $23.5 million for the 1999 fiscal six-month period to $37.6 million for the 2000 fiscal six-month period. Our retail services accounted for $9.1 million of the increase, which was primarily related to installation of new central office and other telecommunications equipment. Network expansion for our broadband transport services operations accounted for $4.4 million of the increase.
Assets acquired in the Bay Data merger were primarily responsible for the increase of $617,000 attributable to our e/\deltacom segment.

Interest Expense

     Total interest expense increased $5.0 million, from $21.6 million for the 1999 fiscal six-month period to $26.6 million for the 2000 fiscal six-month period. The increase in interest expense was primarily attributable to higher average outstanding debt balances as a result of our issuance in May 1999 of $100 million principal amount of convertible subordinated notes and to $160 million of borrowings in April 2000 under our new senior secured credit facility.

Interest Income

     Total interest income from the temporary investment of available cash balances increased from $5.7 million for the 1999 fiscal six-month period to $8.4 million for the 2000 fiscal six-month period.

Extraordinary Loss

     We incurred an extraordinary loss of $1.3 million during the 2000 fiscal six-month period attributable to the write-off of debt-issuance costs related to the early termination of our $50 million revolving credit facility. We had not borrowed any amounts under this terminated credit facility.

EBITDA, as adjusted

     EBITDA, as adjusted, increased $9.9 million, from $13.0 million for the 1999 fiscal six-month period to $22.9 million for the 2000 fiscal six-month period.

     EBITDA, as adjusted, attributable to our retail services for the 2000 fiscal six-month period was $5.4 million compared to $(5.7) million for the 1999 fiscal six-month period. EBITDA, as adjusted, attributable to our retail services increased from (7)% of revenues for the 1999 fiscal six-month period to 4% of revenues for the 2000 fiscal six-month period. The increase in EBITDA, as adjusted, for our retail services was primarily attributable to the continued migration of customers from our resale products to our facilities-based products, continued diversification of our revenue base and reductions in our off-network access costs.

     EBITDA, as adjusted, attributable to our broadband transport services increased $1.5 million for the 2000 fiscal six-month period compared to the 1999 fiscal six-month period. The increase was primarily attributable to increasing demand for bandwidth and reduction in off-network costs. The positive impact of these factors was offset in part by the competitive pricing of our broadband transport services.

     EBITDA, as adjusted, attributable to our e/\deltacom segment was $(2.6) million for the 2000 fiscal six-month period.


Liquidity and Capital Resources

     Cash used in operating activities was $2.1 million for the 2000 fiscal six-month period and $7.4 million for the 1999 fiscal six-month period. Decreases in working capital from the prior corresponding periods were $8.0 million for the 2000 fiscal six-month period and $6.0 million for the 1999 fiscal six-month period. For the 2000 fiscal six-month period, the decrease was primarily attributable to an increase in net accounts receivable and inventory. The effect of these items was partially offset by a decrease in prepaid expenses and an increase in accounts payable, accrued interest, unearned revenue and accrued
compensation and other accrued liabilities.   The decrease in working capital
for the 1999 fiscal six-month period resulted primarily from a decrease in unearned revenue and other accrued liabilities and an increase in accounts receivable, inventory and other prepaid expenses. The effect of these items was partially offset by an increase in accounts payable and accrued interest.

     Cash used in investing activities was $134.3 million for the 2000 fiscal six-month period and $55.0 million for the 1999 fiscal six-month period. The cash used in investing activities in the two six-month periods was primarily applied to fund capital expenditures. We made net capital expenditures of $138.9 million in the 2000 fiscal six-month period and $61.6 million in the 1999 fiscal six-month period. Of our $138.9 million of capital expenditures during the 2000 fiscal six-month period, $71.3 million related to our retail services, $67.3 million related to our broadband transport services and $390,000 related to our e/\deltacom segment. Of our $61.6 million of capital expenditures during the 1999 fiscal six-month period, $33.7 million related to retail services and $27.9 million related to broadband transport services. The increase in cash used in investing activities resulted from continued expansion of our existing network and facilities as we continue to implement our business plan.

     Cash provided by financing activities was $99.0 million for the 2000 fiscal six-month period and $219.5 million for the 1999 fiscal six-month period. Cash provided by financing activities for the 2000 fiscal six-month period consisted primarily of net proceeds of $157.4 million from our new $160 million senior secured credit facility, of which $60 million is restricted for capital expenditures, and $2.3 million from the exercise of common stock options. Cash provided by financing activities for the 1999 fiscal six-month period consisted primarily of net proceeds of $97.0 million from the sale of our convertible subordinated notes and $120.9 million from our sale of common stock in a public offering.

     On April 5, 2000, we entered into two senior secured credit facilities, or "senior secured credit facility," totaling $160 million with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders. The senior secured credit facility includes a $100 million Tranche 1 Term Loan B facility, to be used to finance working capital, capital expenditures and other general corporate purposes, and a $60 million Tranche 2 Term Loan B facility, to be used to finance the purchase of equipment. All amounts available under Tranche 1 and Tranche 2 were drawn by us at the closing of the facility. Tranche 1 is secured by all of our assets, except for the equipment purchased with proceeds from Tranche 2. The senior secured credit facility is senior to the $415 million principal amount of our outstanding senior notes and $100 million principal amount of our convertible subordinated notes. Interest per annum is payable on the senior secured credit facility at our option at 1.875% plus the Base Rate, or 2.875% plus the Eurodollar Rate, as defined in the credit agreement. The combined terms of repayment for the Tranche 1 and Tranche 2 advances are $400,000 quarterly from June 2000 through September 2006, $37,400,000 in December 2006, $37,400,000 in March 2007, $37,400,000 in June 2007 and
$37,400,000 on the earliest of (1) October 5, 2007, (2) April 15, 2006 in the event our convertible subordinated notes have not previously been converted or refinanced in full on terms and conditions reasonably satisfactory to the lenders, or (3) April 15, 2007 in the event our 11% Senior Notes due 2007 have not previously been refinanced in full on terms and conditions reasonably satisfactory to the lenders.

     At June 30, 2000, we had entered into agreements with vendors to purchase approximately $82.0 million of equipment and services, and for the 2000 fiscal six-month period had made capital expenditures of $138.9 million. We currently estimate that our aggregate capital requirements through 2000 will total approximately $300.0 million, including the $82.0 million in commitments as of June 30, 2000. We expect to make substantial capital expenditures thereafter. Capital expenditures during 2000 will be used primarily for the following:

     . expansion of our fiber optic network in Texas, including Austin and San Antonio, and in Tennessee, including Memphis, Nashville, Chattanooga and Knoxville;
     . continued development and construction of our telecommunications network, including transmission equipment;
     . continued addition of switching capacity, electrical equipment and additional collocation space in connection with the expansion of our ISP local telecommunications services;
     .  market expansion;
     . infrastructure enhancements, principally for information systems; and . the purchase of assets for our e/\deltacom line of business.

The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments, including market developments and new opportunities, or in the event we decide to make acquisitions or enter into joint ventures and strategic alliances, in our industry.

     As of June 30, 2000, we had approximately $210.9 million of cash and cash equivalents, excluding $60 million restricted for capital expenditures. We believe that cash on hand and cash flow from operations will provide sufficient funds to enable us to expand our business as currently planned through the end of the first quarter of 2001. Absent additional financing, however, we will be required to modify our current capital expenditure and expansion plans. In the event our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations. In addition, if we successfully complete any acquisitions, we may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. The Company has registered with the Securities and Exchange Commission for the issuance from time to time of up to $300,000,000 in common stock, preferred stock and other types of equity and equity-linked securities. We cannot assure you that we will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to us. Any inability by us to generate or obtain sufficient funds would result in delay or abandonment of some or all of our development and expansion plans, which could have a material adverse effect on our operations.

     Our level of indebtedness and debt service obligations have significantly increased as a result of our issuance of the publicly traded notes identified in
Note 4 to the financial statements included elsewhere in this report and our borrowings of $160 million under our new senior secured credit facility in the 2000 fiscal quarter. The successful implementation of our strategy, including expansion of our network and obtaining and retaining a significant number of customers, and significant and sustained growth in our cash flow are necessary for us to be able to meet our debt service requirements. We cannot assure you that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges, or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

Effects of Accounting Standards

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements," or "SAB 101." SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. We adopted the guidelines in SAB 101 during the 2000 fiscal quarter. Our adoption of these guidelines did not have a material effect on our consolidated financial statements.

     Statement of Financial Accounting Standard, or "SFAS," No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.
Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. SFAS No. 133 may not be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. In June 1999, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities - an Amendment to FASB No. 133." SFAS No. 137 amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 or January 1, 2001 for companies with calendar-year fiscal years. We expect to implement SFAS Nos. 133, 137 and 138 for the fiscal year beginning January 1, 2001, and do not expect that the adoption of SFAS Nos. 133, 137 and 138 will have a material effect on our consolidated financial statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our major market risk exposure is to changing interest rates. We manage our interest risk exposure through a combination of fixed and floating rate debt. We are exposed to interest rate risk related to our interest rate swap agreement and to $160 million of borrowings under our senior secured credit facility. Interest is payable on our senior secured credit facility at our option at either 1.875% plus the Base Rate or 2.875% plus the Eurodollar Rate, as defined in the credit agreement. In addition, we are exposed to fair value risk related to our fixed-rate, long-term debt. As of June 30, 2000, our fixed-rate, long-term debt and capital lease obligations were $516.5 million.

P A R T  II

                               OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

     (c) Effective May 1, 2000, ITC/\DeltaCom issued 837,942 shares of its common stock valued at approximately $26 million to the former stockholder of Bay Data Consultants, Inc., in consideration for ITC/\DeltaCom's acquisition of that company. Of such shares, 111,725 shares are held in a two-year escrow to protect against specified contingencies. See Note 7 to the financial statements appearing elsewhere in this report. In connection with this issuance, ITC/\DeltaCom relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Securities Act and/or Regulation D thereunder. ITC/\DeltaCom did not engage in general advertising or general solicitation in connection with the offer and sale of the securities. In addition, ITC/\DeltaCom provided or made available information concerning ITC/\DeltaCom and the common stock and obtained investment representations from the selling stockholder.

     Effective April 25, 2000, ITC/\DeltaCom issued 44,000 shares of its common stock upon the exercise of options held by ANSTAAFL Partnership, a transferee of such options, which were issued under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan. The purchaser of the shares paid approximately $98,700 as the option exercise price and received shares with a value of approximately $1.4 million based on the trading price of the common stock on the purchase date. In connection with this issuance, ITC/\DeltaCom relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Securities Act and/or Regulation D thereunder. ITC/\DeltaCom did not engage in general advertising or general solicitation in connection with the offer and sale of the securities. In addition, ITC/\DeltaCom provided or made available information concerning ITC/\DeltaCom and the common stock and obtained investment representations from the purchaser.

Item 4. Submission of Matters to a Vote of Security Holders

     (a) ITC/\DeltaCom held its 2000 annual meeting of stockholders on May 11, 2000.
     (c) The following sets forth information regarding each matter voted upon at the 2000 annual meeting. There were 60,016,650 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2000 annual meeting.

     Proposal 1. The stockholders approved a proposal to elect each of the nominees to the board of directors for a three-year term, which will expire at the annual meeting of stockholders in 2003. The tabulation of votes on this proposal is as follows:



     Nominees                   Votes For   Votes Withheld
     --------                   ----------  --------------
     Campbell B. Lanier, III    38,981,425          14,898
     Andrew M. Walker           38,981,425          14,898
     William B. Timmerman       38,981,425          14,898
     James H. Black, Jr.        38,972,449          23,874

     Proposal 2. The stockholders approved a proposal to amend ITC/\DeltaCom's restated certificate of incorporation to increase the number of authorized shares of capital stock from 95,000,000 shares to 205,000,000 shares and to increase the number of authorized shares of common stock from 90,000,000 shares to 200,000,000 shares, with the number of authorized shares of preferred stock remaining at 5,000,000 shares. The tabulation of votes on this proposal is as follows:

                    Votes For           37,812,540
                    Votes Against        1,175,025
                    Abstentions              8,758

     Proposal 3. The stockholders approved a proposal to amend the ITC/\DeltaCom, Inc. 1997 Stock Option Plan to increase the number of shares of common stock that may be issued under the plan from 7,815,000 shares to 9,815,000 shares. The tabulation of votes on this proposal is as follows:

                    Votes For           35,724,981
                    Votes Against        3,250,727
                    Abstentions             20,615

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          3.1 Restated Certificate of Incorporation of ITC/\DeltaCom. Filed herewith.

          10.1 Amended and Restated ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed herewith.

          10.2 Amendment No. 1 to ITC Holding Company, Inc. Amended and Restated Stock Option Plan. Filed herewith.

          10.3 Amendment No. 1 to ITC Holding Company, Inc. NonEmployee Director Stock Option Plan. Filed herewith.

          10.4 Credit Agreement (the "Credit Agreement"), dated as of April 5, 2000, among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature page thereto, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Initial Lenders, Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), as administrative agent for the Lender Parties (as defined therein), Morgan Stanley & Co. Incorporated, as collateral agent, Bank of America Securities LLC and Morgan Stanley, as joint lead arrangers and joint book runners, and Bank of America, N.A., as syndication agent. Filed as Exhibit 10.1 to ITC/\DeltaCom's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 and incorporated herein by reference.

          10.5 Security Agreement, dated April 5, 2000, made by Interstate FiberNet, Inc., ITC/\DeltaCom, Inc., the other Persons listed on the signature pages thereof and the Additional Grantors (as defined in Section 23(b) thereof) to Morgan Stanley & Co. Incorporated, as collateral agent for the Secured Parties (as defined in the Credit Agreement). Filed as Exhibit 10.2 to ITC/\DeltaCom's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000 and incorporated herein by reference.

          27.1  Financial Data Schedule.  Filed herewith.

     (b)  Reports on Form 8-K.

          We did not file any Current Reports on Form 8-K during the period covered by this report.

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


                                    ITC/\DeltaCom, Inc.
                                    ------------------
                                    (Registrant)



Date:  August 14, 2000              By: /s/ Douglas A. Shumate
                                        _______________________________
                                        Douglas A. Shumate
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)