Form 10-Q
period 2000-09-30
ITC DELTACOM INC
filed 2000-11-14
CIK 1041954

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                      OR

         (_)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES ACT OF 1934

            For the transition period from __________ to __________


                        Commission file number: 0-23253

                              ITC/\DeltaCom, Inc.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                  58-2301135
      -----------------------------                ------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


     1791 O.G. Skinner Drive, West Point, GA                 31833
     ----------------------------------------               --------
     (Address of Principal Executive Offices)              (Zip Code)

      Registrant's telephone number, including area code: (706) 385-8000
                                                          --------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No ___
                                                ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                            Outstanding at November 7, 2000
                                            -------------------------------

Common Stock, $.01 par value                       61,584,126 shares

                               ITC/\DeltaCom, Inc.

                                     Index
                                     -----

                                                                                               Page No.
                                                                                               --------
Part I.  Financial Information

         Item 1.       Financial Statements

                       Consolidated Balance Sheets
                       December 31, 1999 and September 30, 2000..................................     3

                       Consolidated Statements of Operations
                       Three and nine months ended September 30, 1999 and 2000...................     5

                       Consolidated Statements of Cash Flows
                       Nine months ended September 30, 1999 and 2000.............................     6

                       Notes to Consolidated Financial Statements................................     8

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.......................................    12

            Item 3.    Quantitative and Qualitative Disclosures About Market Risk................    22


Part II.    Other Information

           Item 6.     Exhibits and Reports on Form 8-K..........................................    23

Signatures


                                     PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             September 30,     December 31,
                                                                 2000             1999
                                                            ---------------   -------------
                                                              (Unaudited)

                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents..................................     $  157,473       $248,431
Cash, restricted for capital expenditures..................         21,065              -
Restricted assets..........................................              -          6,741
Accounts receivable:
 Customer, net of allowance for uncollectible accounts of
  $3,291 and $1,524 in 2000 and 1999, respectively.........        121,612         47,377
 Affiliate.................................................          6,865          4,047
Inventory..................................................          8,524          5,074
Prepaid expenses...........................................          3,975          6,011
                                                                ----------       --------
   Total current assets....................................        319,514        317,681
                                                                ----------       --------

PROPERTY, PLANT AND EQUIPMENT, net.........................        606,613        382,867
                                                                ----------       --------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
 $14,124 and $9,679 in 2000 and 1999, respectively.........        115,102         91,762
Other long-term assets.....................................         14,930         15,288
                                                                ----------       --------
   Total other long-term assets............................        130,032        107,050
                                                                ----------       --------

   Total assets............................................     $1,056,159       $807,598
                                                                ==========       ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                        September 30,   December 31,
                                                             2000           1999
                                                        -------------   ------------
                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
   Trade..............................................     $   35,105      $  22,343
   Construction.......................................         44,656          8,516
Accrued interest......................................         16,433          8,281
Accrued compensation..................................          4,653          4,444
Unearned revenue......................................         47,618         14,625
Other accrued liabilities.............................         14,539         13,808
Current portion of long-term debt and capital lease
 obligations..........................................          2,237            751
                                                           ----------      ---------
          Total current liabilities...................        165,241         72,768
                                                           ----------      ---------

LONG-TERM LIABILITIES:
Deferred income taxes.................................            512            512
Long-term debt and capital lease obligations..........        683,745        516,156
                                                           ----------      ---------
          Total long-term liabilities                         684,257        516,668
                                                           ----------      ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; $7.40 liquidation
 preference; 5,000,000 shares authorized; 1,480,771
 shares issued and outstanding in 2000 and 1999.......             15             15
Common Stock, $.01 par value; 200,000,000, and
 90,000,000 shares authorized in 2000 and 1999,
 respectively; 61,575,293 and 59,556,775 shares issued
 and outstanding in 2000 and 1999, respectively.......            615            595
Additional paid-in-capital............................        355,297        321,882
Accumulated deficit...................................       (149,266)      (104,330)
                                                           ----------      ---------
          Total stockholders' equity..................        206,661        218,162
                                                           ----------      ---------

          Total liabilities and stockholders' equity..     $1,056,159      $ 807,598
                                                           ==========      =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (In thousands, except share data)

                                                             Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                             -------------------          ------------------
                                                              2000          1999          2000          1999
                                                              ----          ----          ----          ----
Operating revenues...............................        $   102,875   $    65,811   $   264,993   $   176,221
Cost of services.................................             39,335        31,542       111,890        86,562
                                                         -----------   -----------   -----------   -----------

Gross margin.....................................             63,540        34,269       153,103        89,659
                                                         -----------   -----------   -----------   -----------
Operating expenses:
 Selling, operations and administration..........             40,099        26,212       106,715        68,592
 Depreciation and amortization...................             22,864        14,382        60,513        37,860
                                                         -----------   -----------   -----------   -----------

  Total operating expenses.......................             62,963        40,594       167,228       106,452
                                                         -----------   -----------   -----------   -----------

Operating income (loss)..........................                577        (6,325)      (14,125)      (16,793)
                                                         -----------   -----------   -----------   -----------

Other income (expense):
 Interest expense................................            (14,760)      (11,806)      (41,339)      (33,401)
 Interest income.................................              3,635         4,588        12,030        10,268
 Other income (expense), net.....................               (183)           15          (181)          545
                                                         -----------   -----------   -----------   -----------

   Total other expense, net......................            (11,308)       (7,203)      (29,490)      (22,588)
                                                         -----------   -----------   -----------   -----------

Loss before income taxes and
 extraordinary item..............................            (10,731)      (13,528)      (43,615)      (39,381)
Income tax expense...............................                  -             -             -            94
                                                         -----------   -----------   -----------   -----------

Loss before extraordinary item...................            (10,731)      (13,528)      (43,615)      (39,475)
Extraordinary item -- loss on early termination
 of credit facility..............................                  -             -        (1,321)            -
                                                         -----------   -----------   -----------   -----------

Net loss.........................................        $   (10,731)  $   (13,528)  $   (44,936)  $   (39,475)
                                                         ===========   ===========   ===========   ===========

Basic and diluted net loss per common share:
 Before extraordinary loss.......................        $     (0.17)  $     (0.23)  $     (0.72)  $     (0.71)
 Extraordinary loss..............................                  -             -         (0.02)            -
                                                         -----------   -----------   -----------   -----------
 Net loss........................................        $     (0.17)  $     (0.23)  $     (0.74)  $     (0.71)
                                                         ===========   ===========   ===========   ===========

Basic and diluted weighted average common
 shares outstanding..............................         61,438,721    59,180,843    60,698,032    55,321,483
                                                         ===========   ===========   ===========   ===========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                  Nine Months Ended September 30,
                                                                 ---------------------------------
                                                                    2000                    1999
                                                                 ---------               ---------
Cash flows from operating activities:
 Net loss.................................................       $ (44,936)              $ (39,475)
                                                                 ---------               ---------
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................          60,513                  37,860
  Amortization of bond issue costs........................           1,682                   1,546
  Deferred income taxes...................................               -                      94
  Extraordinary item--loss on early termination of
   credit facility........................................           1,321                       -
 Changes in current operating assets and liabilities:
  Accounts receivable, net................................         (76,538)                (12,580)
  Inventory...............................................          (3,248)                 (1,459)
  Prepaid expenses........................................           2,035                  (1,804)
  Accounts payable........................................          12,561                   2,035
  Accrued interest........................................           8,152                   4,478
  Unearned revenue........................................          32,567                      (7)
  Accrued compensation and other accrued liabilities......           3,977                   1,844
                                                                 ---------               ---------
    Total adjustments.....................................          43,022                  32,007
                                                                 ---------               ---------
    Net cash used in operating activities.................          (1,914)                 (7,468)
                                                                 ---------               ---------

Cash flows from investing activities:
 Capital expenditures.....................................        (267,958)               (117,865)
 Change in accrued construction costs.....................          36,139                   2,622
 Change in cash, restricted for capital expenditures......          38,936                       -
 Change in restricted assets..............................           6,741                   6,326
 Payment for acquisitions, net of cash received...........          (2,218)                  2,881
 Other....................................................              93                    (554)
                                                                 ---------               ---------
    Net cash used in investing activities.................        (188,267)               (106,590)
                                                                 ---------               ---------

Cash flows from financing activities:
 Proceeds from $160 million senior secured credit
  facility, net of issuance costs.........................         157,434                       -
 Cash from $160 million senior secured credit facility,
  restricted for capital expenditures.....................         (60,000)                      -
 Proceeds from issuance of 4-1/2% Notes, net of issuance
  costs...................................................               -                  96,954
 Repayment of other long-term debt and capital lease
  obligations.............................................            (952)                   (860)
 Proceeds from issuance of common stock, net of offering
  expenses................................................               -                 120,929
 Proceeds from exercise of common stock options...........           2,826                   2,231
 Other....................................................             (85)                    101
                                                                 ---------               ---------
    Net cash provided by financing activities.............          99,223                 219,355
                                                                 ---------               ---------


 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                  Nine Months Ended September 30,
                                                                 ---------------------------------
                                                                   2000                     1999
                                                                 --------                 --------
(Decrease) increase in cash and cash equivalents..........       $(90,958)                $105,297

Cash and cash equivalents at beginning of period..........        248,431                  184,167
                                                                 --------                 --------

Cash and cash equivalents at end of period................       $157,473                 $289,464
                                                                 ========                 ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest....................................       $ 33,718                 $ 28,303
                                                                 ========                 ========

(Refunds received) Cash paid for income taxes, net........       $   (138)                $     64
                                                                 ========                 ========

NONCASH TRANSACTIONS:

Capital lease obligations exchanged for property rights...       $ 10,027                 $      -
                                                                 ========                 ========

Acquisitions:
  Note payable and capital lease obligation assumed.......       $      -                 $     63
                                                                 ========                 ========

  Issuance of common stock................................       $ 26,217                 $ 31,190
                                                                 ========                 ========

  Issuance of common stock in connection with earn-out
    provisions of AvData merger...........................       $  4,283                 $      -
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

     In March 2000, the Company launched a new line of business which it refers to as "e/\deltacom." e/\deltacom provides colocation and Web server hosting services integral to operating business-critical applications over the Internet. In addition, e/\deltacom provides a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to the Company's network.

     Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company's management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2000.

2.   NONRECURRING CHARGE

     In connection with the completion of the $160 million senior secured credit facility, as discussed in Note 3, the Company terminated its $50 million credit facility with Bank of America, N.A, as administrative lender, and certain other lenders. In connection with the termination of the credit facility, the Company wrote off $1.3 million of unamortized debt issuance costs, which is reflected in the accompanying statement of operations as an extraordinary loss on early termination of credit facility. No amounts had been borrowed under this credit facility.

3.   CREDIT FACILITY

     On April 5, 2000, the Company entered into two senior secured credit facilities, referred to as the "senior secured credit facility," totaling $160 million with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders. The senior secured credit facility includes a $100 million Tranche 1 Term Loan B facility, or "Tranche 1," to be used to finance working capital, capital expenditures and other general corporate purposes, and a $60 million Tranche 2 Term Loan B facility, or "Tranche 2," to be used to finance the purchase of equipment. All amounts available under Tranche 1 and Tranche 2 were drawn by the Company at the closing of the facility. Tranche 1 is secured by all the Company's assets, except for the equipment purchased with proceeds from Tranche 2. The senior secured credit facility is senior to the $415 million principal amount of the Company's outstanding senior notes and $100 million principal amount of the Company's convertible subordinated notes. Interest per annum, as defined by the credit agreement, is payable on the senior secured credit facility at the option of the Company at 1.875% plus the Base Rate or 2.875% plus the Eurodollar Rate. The combined terms of repayment for the Tranche 1 and Tranche 2 advances are $400,000 quarterly from June 2000 through September 2006, $37,400,000 in December 2006, $37,400,000 in March 2007, $37,400,000 in June 2007 and $37,400,000 on the
termination date as defined by the credit agreement. The termination date may be accelerated and any remaining balance on the advances will become immediately due in the event (i) the Company's convertible subordinated notes are not converted or refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2006, in which event all outstanding balances will be due on April 15, 2006, or (ii) the Company's 11% Senior Notes due 2007 are not refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2007, in which event all outstanding balances will be due on April 15, 2007.

4.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long term debt and capital lease obligations at September 30, 2000 and December 31, 1999 consisted of the following (in thousands):

                                                           September 30,   December 31,
                                                               2000           1999
                                                           -------------   ------------
11% Senior Notes due 2007.............................       $130,000        $130,000

8-7/8% Senior Notes due 2008, net of unamortized
     discount of $119 and $131 in 2000 and 1999,
     respectively.....................................        159,881         159,869

9-3/4% Senior Notes due 2008..........................        125,000         125,000

4-1/2% Convertible Subordinated Notes due 2006........        100,000         100,000

$160 million Senior Secured Credit Facility...........        159,600              --

Capital lease obligations at varying interest rates,
   maturing through August 2020.......................         11,501           2,038
                                                             --------        --------

Total long-term debt and capital lease obligations....        685,982         516,907
Less current maturities...............................         (2,237)           (751)
                                                             --------        --------

Total.................................................       $683,745        $516,156
                                                             ========        ========

     During the three months ended September 30, 2000, the Company amended an agreement with a significant provider of rights-of-way to replace future variable payments with specified future fixed payments annually through 2020 and to modify certain rights under the contract. The present value of the future payments has been recorded in the accompanying balance sheet as a capital lease obligation in the amount of $10.0 million.

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

6.   COMMITMENTS AND CONTINGENCIES

     Purchase Commitments

     At September 30, 2000, the Company had entered into agreements with vendors to purchase approximately $42.0 million of equipment related to the improvement and installation of switches, other network expansion efforts and certain services.

     Reciprocal Interconnection Charges

     In September 2000, the Company reached a settlement with BellSouth of the Company's long-standing dispute over BellSouth's payment of reciprocal compensation for local calls placed by customers of BellSouth and terminated to customers of the Company, including calls terminated to the Company's Internet service provider customers. The agreement provides for the settlement of all amounts claimed by the Company to be due for past reciprocal compensation at rates consistent with or in excess of amounts previously recognized by the Company as revenue, as well as establishes rates for all reciprocal compensation traffic on the Company's network for the remainder of 2000, for 2001 and for 2002. The Company recognized a one-time net benefit of approximately $11.8 million and $14.3 million for the three and nine months ended September 30, 2000, respectively, of prior-period amounts as a result of this settlement and a previous interconnection agreement settlement with BellSouth. Included in the net benefit of $14.3 million for the nine months ended September 30, 2000 is a $2.5 million net benefit recognized during the three months ended June 30, 2000 as a result of the previous settlement of past due monies for reciprocal compensation for services provided in one state.

     The September 2000 settlement agreement provided for a cash payment of approximately $53 million, which BellSouth made in October 2000. This payment represents payment for reciprocal compensation amounts previously billed to BellSouth and for estimated reciprocal compensation billings for the remainder of 2000 and for 2001. The portion of the payment related to 2001 is subject to reconciliation procedures beginning in July 2001 to determine whether the expected reciprocal compensation traffic amounts upon which the prepayment is computed have been realized. The amount paid for prior period reciprocal compensation is equal to or in excess of amounts previously recognized by the Company as revenue. The accompanying balance sheet includes this $53 million in accounts receivable-customer and $30 million in unearned revenue related to the remainder of 2000 and 2001.

     The settlement agreement also provides for the prepayment by BellSouth of an additional amount to the Company in December 2001 related to expected reciprocal compensation traffic levels in 2002. This additional amount also will be subject to reconciliation procedures based upon the actual amount of reciprocal compensation traffic during 2002.

     The Company agreed to limit its reciprocal compensation received from BellSouth to $27.5 million in 2001 and $29.5 million in 2002.

7.   ACQUISITION

     On May 1, 2000, the Company completed its acquisition, by merger, of Bay Data Consultants, Inc., a privately owned information systems solutions company headquartered in Atlanta, Georgia. The Company paid cash of $2 million and issued 837,942 shares related to this acquisition. Of such shares, 111,725 shares are being held in escrow for two years to protect against specific contingencies.

8.   SEGMENT REPORTING

     As discussed in Note 1, the Company operates in three business segments: broadband transport services, retail services and e/\deltacom. The Company also has a corporate segment, which has no operations. Summarized financial data by business segment for the nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                                    Nine Months Ended September 30, 2000
                                                    -----------------------------------------------------------------
                                                     Broadband
                                                     Transport    Retail     e/\deltacom    Corporate
                                                      Segment     Segment     Segment       Segment     Consolidated
                                                    -----------------------------------------------------------------
Revenues..........................................    $61,664     $197,363     $ 5,966       $   -        $ 264,993
Gross margin......................................     54,590       96,105       2,408           -          153,103
Selling, operations and administration............     24,188       73,484       9,043           -          106,715
Depreciation and amortization.....................     27,235       31,604       1,613          61           60,513
Other income (expense), net.......................                                                           11,849
Interest expense..................................                                                          (41,339)
                                                                                                          ---------
Loss before income taxes and extraordinary item...                                                        $ (43,615)
                                                                                                          =========
Capital expenditures, net.........................    $79,174     $107,483     $45,162       $   -        $ 231,819
                                                      =======     ========     =======       =====        =========

                                                                   Nine Months Ended September 30, 1999
                                                    -----------------------------------------------------------------
                                                     Broadband
                                                     Transport    Retail     e/\deltacom    Corporate
                                                      Segment     Segment     Segment       Segment     Consolidated
                                                    -----------------------------------------------------------------
Revenues..........................................    $53,659     $122,562      $    -       $    -       $176,221
Gross margin......................................     45,656       44,003           -            -         89,659
Selling, operations and administration............     17,214       51,378           -            -         68,592
Depreciation and amortization.....................     20,630       17,169           -           61         37,860
Other income (expense), net.......................                                                          10,813
Interest expense..................................                                                         (33,401)
                                                                                                          --------
Loss before income taxes and extraordinary item...                                                        $(39,381)
                                                                                                          ========
Capital expenditures, net.........................    $50,230     $ 65,013      $    -       $    -       $115,243
                                                      =======     ========      ======       ======       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by ITC/\DeltaCom, Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The following analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 1999 and the financial statements and related notes thereto.

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

Overview

     We provide integrated voice and data telecommunications services to mid-size and major regional businesses in the southern United States and are a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own, operate and manage an extensive fiber optic network in the southern United States. We had revenues of $102.9 million for the three months ended September 30, 2000, which we refer to as the "2000 fiscal quarter," and $65.8 million for the three months ended September 30, 1999, which we refer to as the "1999 fiscal quarter." For the nine months ended September 30, 2000, which we refer to as the "2000 fiscal nine-month period," we had revenues of $265.0 million and for the nine months ended September 30, 1999, which we refer to as the "1999 fiscal nine-month period," we had revenues of $176.2 million.

     We provide wholesale long-haul services to other telecommunications carriers. This means we sell capacity on our network to, and switch and transport telecommunications traffic for, such carriers. We refer to these services, which we formerly called our "carriers' carrier services," as our "broadband transport services." Our broadband transport services customers include, among others, AT&T Corp., WorldCom, Inc., Qwest Communications International, Inc., Sprint Corporation, Cable & Wireless Communications, Inc., Allnet Communications Services, Inc. d/b/a Frontier Communications Services and Broadwing, Inc. Our broadband transport services business generated revenues of $20.8 million for the 2000 fiscal quarter compared to $19.0 million for the 1999 fiscal quarter, and revenues of $61.7 million for the 2000 fiscal nine-month period compared to $53.7 million for the 1999 fiscal nine-month period.

     We also provide integrated retail telecommunications services to mid-sized and major regional businesses in a bundled package tailored to the business customer's specific needs. These services, which we refer to as our "retail services," include:

     .    local exchange services;
     .    long distance services;
     .    toll calling, calling card and operator services;
     . Asynchronous Transfer Mode, or "ATM," frame relay and high capacity broadband private line services;
     .    Internet, intranet and Web page hosting services;
     .    customer premise equipment sale, installation and repair;
     . primary rate interface connectivity and colocation services to Internet service providers, or "ISPs";
     . enhanced services, including conference calling, fax broadcasting and prepaid calling cards;
     . consulting, integration, operation and proactive management of data networks; and

     . in-depth network performance analysis and implementation and design services for data network deployment.

     As of September 30, 2000, we provided retail services to approximately 13,460 business customers in 35 metropolitan areas and had sold approximately 249,800 access lines, of which approximately 176,650 had been installed. We intend to provide a full range of retail services in a total of approximately 44 metropolitan areas throughout the southern United States by the end of 2001.
Our retail services business generated revenues of $78.6 million and $46.8 million for the 2000 fiscal quarter and the 1999 fiscal quarter, respectively, and $197.4 million and $122.6 million for the 2000 fiscal nine-month period and the 1999 fiscal nine-month period, respectively.

     Our retail services segment revenue for the 2000 fiscal quarter and the 2000 fiscal nine-month period included a one-time net benefit of approximately $11.8 million and $14.3 million, respectively, of prior-period amounts as a result of our interconnection agreement settlements with BellSouth. Excluding one-time net benefits recognized from interconnection agreement settlements, retail segment revenue increased $6.1 million, or 10%, over the three months ended June 30, 2000 and $20.0 million, or 42.7%, over the 1999 fiscal quarter.

     In March 2000, we launched a new line of business, which we refer to as e/\deltacom. e/\deltacom provides colocation and Web server hosting services integral to operating business-critical applications over the Internet. In addition, e/\deltacom provides a wide range of optional configurations and services, including:

     .    cabinet, caged and suite space;
     .    metered power;
     .    network management;
     .    firewall management;
     .    disaster recovery; and
     .    circuits from customer premises to our network.

To accelerate e/\deltacom's positioning in the market place, on May 1, 2000, we acquired Bay Data Consultants, Inc. by merger. Bay Data is a technical solutions service organization specializing in applications solutions, project management, e-commerce, security, enterprise solutions, network integration services, wide area network and carrier relations, storage management, managed services, high availability and systems management. We believe the addition of Bay Data will provide us with the expertise, staffing and customer relationships to facilitate our penetration of e/\deltacom's target market. We acquired Bay Data for cash of $2 million and 837,942 shares of our common stock. Of these shares, 111,725 shares are being held in escrow for two years to protect against specific contingencies.

     e/\deltacom generated revenues of $3.5 million for the 2000 fiscal quarter, a 43.8% increase over revenue from this segment of $2.4 million for the three months ended June 30, 2000. Revenue generated for the 2000 fiscal nine-month period totaled $6.0 million. Beginning in November 2000, we expect to occupy and provide customers with colocation space in e/\deltacom's Suwanee, Georgia data center and headquarters, which we purchased during the second quarter of 2000. From this location, e/\DeltaCom's management team will manage the implementation and integration of e/\deltacom's services.

     During the 2000 fiscal quarter, we continued to show diversity in our revenue base. Excluding the effect of the one-time benefit in the 2000 fiscal quarter related to the prior-period amount of a BellSouth interconnection agreement settlement, our revenue sources were as follows:

                                   2000 fiscal quarter    1999 fiscal quarter
                                   -------------------    -------------------
Local/data/Internet.............           44%                    28%
Long distance...................           23%                    34%
Broadband transport.............           23%                    29%
Other...........................           10%                     9%

     At September 30, 2000, our fiber optic network reached approximately 120 points of presence, or "POPs," in ten southern states: Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. In addition, our fiber optic network extended approximately 8,970 route miles, of which approximately 5,270 miles are owned by us and approximately 3,700 miles are owned and operated principally by three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, and managed and marketed by us. In October 2000, we added an additional 670 route miles of fiber optic network owned by us, thereby raising our total network to 9,640 route miles. We expect to add additional route miles to our fiber network by the end of 2000 through a combination of construction and long-term dark fiber leases.

     During the 2000 fiscal quarter, our operational achievements included the following:

     . we completed the installation of 17 additional colocations, raising the total number of operational BellSouth colocations to 142;
     . we installed Nortel DMS-500 switches in West Palm Beach, Florida and Houston, Texas, bringing the total number of voice switches in operation to 13; and
     . we opened a branch office in Nashville, Tennessee, increasing our market coverage to 36 branch offices operating in 35 markets.

     During the 2000 fiscal quarter, we reached a settlement with BellSouth of our long-standing dispute over BellSouth's payment of reciprocal compensation for local calls placed by customers of BellSouth and terminated to our customers, including calls terminated to our Internet service provider customers. The agreement provides for the settlement of all amounts claimed by us to be due for past reciprocal compensation at rates consistent with or in excess of amounts previously recognized by us as revenue, as well as establishes rates for all reciprocal compensation traffic on our network for the balance of 2000, for 2001 and for 2002. The terms of the settlement agreement are not subject to modification by changes in law or subsequent FCC, court, or state commission decisions.

     The settlement agreement provides for a cash payment of approximately $53 million, which BellSouth made in October 2000. This payment represents payment for reciprocal compensation amounts previously billed to BellSouth and for estimated reciprocal compensation billings for the remainder of 2000 and for 2001. The portion of the payment related to 2001 is subject to reconciliation procedures beginning in July 2001 to determine whether the expected reciprocal compensation traffic amounts upon which the prepayment is computed have been realized. The settlement agreement also provides for the prepayment by BellSouth of an additional amount to us in December 2001 related to expected reciprocal compensation traffic levels in 2002. This additional amount also will be subject to reconciliation procedures based upon the actual amount of reciprocal compensation traffic during 2002. In addition, we agreed to limit our reciprocal compensation received from BellSouth to $27.5 million in 2001 and $29.5 million in 2002.

     A portion of our network runs through fiber optic cables owned by the Mississippi Power Company, or MPC, with MPC's permission, on MPC's rights of way located in Jasper County, Mississippi. A proceeding involving MPC and several landowners who have granted MPC rights-of-way in Jasper County resulted in an order of the Mississippi Supreme Court issued in January 1999 holding that MPC could not use its rights of way at issue for any purpose other than in connection with providing electricity to MPC customers. We were not a party to the proceeding until after the January 1999 order. The Circuit Court of the First Judicial District Court of Jasper County, Mississippi directed us on June 15, 2000 to cease using that portion of our fiber optic network located in Jasper County. At our request, the Mississippi Supreme Court stayed application of the District Court's order pending its decision on our appeal.

     We have rerouted substantially all of the circuits on the affected portion of the network so that, if the court's order is enforced, we expect to be able to continue to provide services to our customers without material disruption. The affected portion of our network, however, would not be protected by geographically diverse routing, which enables traffic to be rerouted in the event of electronic failures or total or partial cable cuts along the route. In the event of an electronics failure or cable cut, these protections would significantly reduce the duration of any outages in the affected area. We are continuing our search to purchase rights of way in an attempt to minimize the potential loss of route diversity for the portion of our network that would be affected by the court's order, if it is enforced. As of the date of this report, we cannot determine whether we will be able to secure these protections or estimate how long it will take us to do so or the total costs we will incur.

     The following table presents information about our operations and business as of the dates shown:

                          Quarterly Statistical Data*

                                            September 30,      June 30,    March 31,   December 31,
                                                2000             2000        2000          1999
                                            -------------      --------    ---------   ------------
Cumulative markets........................          35              34           33            33
Business customers served -
  Retail Services**.......................      13,460          13,330       13,000        12,375
Route miles...............................       8,970           8,530        8,320         8,250
Colocations...............................         142             125          125           125
Voice switches............................          13              11           10            10
ATM switches..............................          10              10           10            10
Frame relay switches......................          17              17           17            17
Next generation switches..................          23               9            8             4
Passport switches.........................          36               0            0             0
Number of employees.......................       2,250           2,075        1,750         1,640
Lines sold cumulative.....................     249,800         223,000      148,000       128,200
Lines installed cumulative................     176,650         148,350      119,300       101,500
Lines installed/Lines sold percentage.....          71%             67%          81%           79%

   *Data rounded except as to markets, colocations and switches.
  **Reflects the combination of multiple accounts of some customers into a single customer profile.

Results of Operations

     The following tables present for the 2000 and 1999 fiscal quarters and the 2000 and 1999 fiscal nine-month periods selected statement of operations data and EBITDA, as adjusted, as a percentage of revenues generated by our retail services business, our broadband transport services business and our e/\deltacom business (in thousands):

                                                               Retail Services
                            ------------------------------------------------------------------------------------
                                        Three Months Ended                            Nine Months Ended
                                           September 30,                                 September 30,
                            --------------------------------------      ---------------------------------------
                              2000       %          1999        %         2000        %           1999       %
                            -------     ---       -------      ---      --------     ---        --------    ---
Revenues.................   $78,576     100%      $46,781      100%     $197,363     100%       $122,562    100%
Cost of services.........    35,202      45%       28,949       62%      101,258      51%         78,559     64%
                            -------     ---       -------      ---      --------     ---        --------    ---
Gross margin.............    43,374      55%       17,832       38%       96,105      49%         44,003     36%
                            -------     ---       -------      ---      --------     ---        --------    ---

Operating expenses:
 Selling, operations
  and administration.....    26,150      33%       19,552       42%       73,484      37%         51,378     42%
 Depreciation and
  amortization...........    12,096      15%        6,781       14%       31,604      16%         17,169     14%
                            -------     ---       -------      ---      --------     ---        --------    ---

Total operating
  expenses...............    38,246      48%       26,333       56%      105,088      53%         68,547     56%
                            -------     ---       -------      ---      --------     ---        --------    ---

Operating income (loss)..   $ 5,128       7%      $(8,501)     (18)%    $ (8,983)    (5)%       $(24,544)   (20)%
                            =======     ===       =======      ===      ========     ===        ========    ===

EBITDA, as adjusted:
  Gross..................   $17,224      22%      $(1,720)      (4)%    $ 22,621      11%       $ (7,375)    (6)%
                            =======     ===       =======      ===      ========     ===        ========    ===
  Net(1).................   $ 5,424       8%      $(1,720)      (4)%    $  8,321       5%       $ (7,375)    (6)%
                            =======     ===       =======      ===      ========     ===        ========    ===

(1) Net payments for interconnection agreement settlements for prior periods totaled $11.8 million for the three months ended September 30, 2000 and $14.3 million for the nine months ended September 30, 2000.

                                                         Broadband Transport Services
                            ----------------------------------------------------------------------------------
                                        Three Months Ended                            Nine Months Ended
                                           September 30,                                 September 30,
                            -------------------------------------       --------------------------------------
                              2000       %          1999       %          2000        %           1999      %
                            -------     ---       -------     ---       -------      ---        -------    ---
Revenues.................   $20,780     100%      $19,030     100%      $61,664      100%       $53,659    100%
Cost of services.........     1,971       9%        2,593      14%        7,074       11%         8,003     15%
                            -------     ---       -------     ---       -------      ---        -------    ---
Gross margin.............    18,809      91%       16,437      86%       54,590       89%        45,656     85%
                            -------     ---       -------     ---       -------      ---        -------    ---

Operating expenses:
 Selling, operations
  and administration.....     8,540      41%        6,660      35%       24,188       39%        17,214     32%
 Depreciation and
  amortization...........     9,752      47%        7,581      40%       27,235       44%        20,630     38%
                            -------     ---       -------     ---       -------      ---        -------    ---

Total operating
  expenses...............    18,292      88%       14,241      75%       51,423       83%        37,844     70%
                            -------     ---       -------     ---       -------      ---        -------    ---

Operating income.........   $   517       2%      $ 2,196      11%      $ 3,167        5%       $ 7,812     15%
                            =======     ===       =======     ===       =======      ===        =======    ===

EBITDA, as adjusted......   $10,269      49%      $ 9,777      51%      $30,402       49%       $28,442     53%
                            =======     ===       =======     ===       =======      ===        =======    ===

                                                                e/\deltacom
                            -----------------------------------------------------------------------------------
                                        Three Months Ended                            Nine Months Ended
                                           September 30,                                 September 30,
                            -------------------------------------       --------------------------------------
                              2000        %         1999       %          2000         %          1999      %
                            -------     ----      -------     ---       -------      ----       -------    ---
Revenues.................   $ 3,519      100%     $     0       -       $ 5,966       100%      $     0      -
Cost of services.........     2,162       61%           0       -         3,558        60%            0      -
                            -------     ----      -------     ---       -------      ----       -------    ---
Gross margin.............     1,357       39%           0       -         2,408        40%            0      -
                            -------     ----      -------     ---       -------      ----       -------    ---
Operating expenses:
 Selling, operations
  and administration.....     5,409      154%           0       -         9,043       152%            0      -
 Depreciation and
  amortization...........       996       28%           0       -         1,613        27%            0      -
                            -------     ----      -------     ---       -------      ----       -------    ---
Total operating
  expenses...............     6,405      182%           0       -        10,656       179%            0      -
                            -------     ----      -------     ---       -------      ----       -------    ---
Operating loss...........   $(5,048)    (143)%    $     0       -       $(8,248)     (138)%     $     0      -
                            =======     ====      =======     ===       =======      ====       =======    ===
EBITDA, as adjusted......   $(4,052)    (115)%    $     0       -       $(6,635)     (111)%     $     0      -
                            =======     ====      =======     ===       =======      ====       =======    ===

Quarter and Nine Months Ended September 30, 2000 Compared to Quarter and Nine Months Ended September 30, 1999

Revenues

     Total revenues increased $37.1 million, or 56.3%, from $65.8 million for the 1999 fiscal quarter to $102.9 million for the 2000 fiscal quarter. Total revenues for the 2000 fiscal nine-month period increased $88.8 million, or 50.4%, to $265.0 million from total revenues of $176.2 million for the 1999 fiscal nine-month period.

     Revenues from our retail services increased $31.8 million, or 68.0%, from $46.8 million for the 1999 fiscal quarter to $78.6 million for the 2000 fiscal quarter. Revenues from our retail services for the 2000 fiscal nine-month period increased $74.8 million, or 61.0%, to $197.4 million from $122.6 million for the 1999 fiscal nine-month period. The increase in retail services revenues was primarily attributable to the following factors:

     . increased revenues generated by our local, data and Internet products, which, excluding the effects of one-time net benefits from prior period amounts of interconnection agreement settlements with BellSouth, accounted for 44% of our total revenues for the 2000 fiscal quarter and 40% of our total revenues for the 2000 fiscal nine-month period, compared to 28% of our total revenues for the 1999 fiscal quarter and 24% of our total revenues for the 1999 fiscal nine-month period;
     . continued growth in access lines installed, which increased by 28,300 from the end of the second quarter of 2000 and by 100,650 lines from the end of the 1999 fiscal nine-month period;
     . continued growth in the number of new customers purchasing multiple products and our successful efforts selling additional products and services to our existing customer base, which we believe supports our bundled approach to offering our products;
     . continued stability in the rate of revenue loss from former customers from period to period; and
     . continued increase in the number of customers served, from 11,900 at the end of the 1999 fiscal nine-month period to 13,460 at the end of the 2000 fiscal nine-month period.

     The increase in our revenues from retail services during the 2000 fiscal quarter and 2000 fiscal nine-month period was partially offset by a continued decrease in the rate per minute of use we charge for the services we price per minute-of-use, including reductions of the rate per minute of use we charge some of our large customers for these services. The effect of this rate reduction was partially offset by an increase in the average minutes of use per customer, and we believe that the rate reductions will be further offset by similar reductions in our cost of services. Our revenues during the current periods also include a one-time net benefit of approximately $11.8 million for the 2000 fiscal quarter and $14.3 million for the 2000 fiscal nine-month period related to the prior-period amounts of the interconnection agreement settlements with BellSouth. We expect continued revenue growth and diversification in our retail services during the remainder of 2000. In addition, we expect continued growth in access lines installed during the remainder of the year.

     Revenues from our broadband transport segment revenue increased $1.8 million, or 9.2%, from $19.0 million for the 1999 fiscal quarter to $20.8 million for the 2000 fiscal quarter. Broadband transport segment revenue for the 2000 fiscal nine-month period increased $8.0 million, or 14.9%, to $61.7 million from $53.7 million for the 1999 fiscal nine-month period. The increase was primarily attributable to an increasing demand for bandwidth, which is reflected in the growth of our customer base for this segment, and the expansion of our network. The effects of this demand were partially offset by the continued competitive pricing of our broadband transport services. We expect continued growth in our broadband transport services revenues during the remainder of 2000 as a result of the continued demand for bandwidth, the expansion of our network and our continued efforts to provide customers with a bundled package of our retail services and e/\deltacom product offerings.

     Revenues from our e/\deltacom segment of $3.5 million for the 2000 fiscal quarter represented a 43.8% increase over revenues from this segment of $2.4 million in the three months ended June 30, 2000. Revenues for the 2000 fiscal nine-month period were $5.9 million. The revenues generated by e/\deltacom during the 2000 fiscal quarter and the 2000 fiscal nine-month period were primarily related to professional services. We expect this segment to continue to experience revenue growth during the remainder of 2000 as we continue to sign customers to colocation and hosting contracts and continue to integrate additional offerings through the e/\deltacom data center, which we expect to occupy beginning in November 2000.

Cost of Services

     Total cost of services increased $7.8 million from $31.5 million for the 1999 fiscal quarter to $39.3 million for the 2000 fiscal quarter. Total cost of services of $111.9 million for the 2000 fiscal nine-month period represented an increase of $25.3 million over cost of services of $86.6 million for the 1999 fiscal nine-month period.

     Cost of services for retail services increased $6.3 million from $28.9 million for the 1999 fiscal quarter to $35.2 million for the 2000 fiscal quarter. Cost of services of $101.3 million for retail services for the 2000 fiscal nine-month period represented an increase of $22.7 million over cost of services of $78.6 million for the 1999 fiscal nine-month period. Cost of services as a percentage of revenues from our retail services decreased to 45% for the 2000 fiscal quarter from 62% for the 1999 fiscal quarter and to 51% for the 2000 fiscal nine-month period from 64% for the 1999 fiscal nine-month period. These decreases for the current periods were primarily attributable to:

     . continued increase in sales of facilities-based services as a percentage of total sales, including facilities-based sales representing more than 90% of net retail business line additions during the 2000 fiscal quarter;
     . continued migration of resale services onto our owned and operated network; and
     . continued reductions in access costs, primarily with respect to the access costs we incur for the services we price based on minutes of use.

     Cost of services for broadband transport services decreased
$622,000 from $2.6 million for the 1999 fiscal quarter to $2.0 million for the 2000 fiscal quarter. Cost of services of $7.1 million for broadband transport services during the 2000 fiscal nine-month period decreased $929,000 from cost of services of $8.0 million for the 1999 fiscal nine-month period. Cost of services as a percentage of revenues from broadband transport services decreased to 9% for the 2000 fiscal quarter from 14% for the 1999 fiscal quarter and to 11% for the 2000 fiscal nine-month period from 15% for the 1999 fiscal nine-month period. These decreases were primarily attributable to the continued migration of traffic onto our owned and operated network, which reduced off-network costs, and to a reduction in rates charged for off-network usage.

     Cost of services attributable to our e/\deltacom segment was $2.2 million, or 61% of revenues, for the 2000 fiscal quarter. Cost of services for this segment during the 2000 fiscal nine-month period was $3.6 million, or 60% of revenues.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $13.9 million from $26.2 million, or 40% of revenues, for the 1999 fiscal quarter to $40.1 million, or 39% of revenues, for the 2000 fiscal quarter. Total selling, operations and administration expense of $106.7 million for the 2000 fiscal nine-month period represented an increase of $38.1 million from selling, operations and administration expense of $68.6 million for the 1999 fiscal nine-month period.

     Selling, operations and administration expense attributable to retail services increased $6.6 million from $19.6 million, or 42% of revenues, for the 1999 fiscal quarter to $26.2 million, or 33% of revenues, for the 2000 fiscal quarter. Selling, operations and administration expense attributable to retail services during the 2000 fiscal nine-month period increased $22.1 million to $73.5 million, or 37% of revenues, from $51.4 million, or 42% of revenues, for the 1999 fiscal nine-month period. These increases were primarily attributable to costs associated with an increase in the number of our employees, our continued geographic expansion and the further expansion of our service offerings.

     Selling, operations and administration expense attributable to our broadband transport services increased $1.8 million from $6.7 million, or 35% of revenues, for the 1999 fiscal quarter to $8.5 million, or 41% of revenues, for the 2000 fiscal quarter. Selling, operations and administration expense attributable to broadband transport services during the 2000 fiscal nine-month period increased $7.0 million to $24.2 million, or 39% of revenues, from $17.2 million, or 32% of revenues, for the 1999 fiscal quarter. These increases were primarily due to costs incurred in adding personnel to support the geographic expansion of our network, in developing the infrastructure required to support our Internet Protocol-based network backbone, and in supporting our information systems and research and development activities.

     Selling, operations and administration expense attributable to our e/\deltacom segment was $5.4 million, or 154% of revenues, for the 2000 fiscal quarter and $9.0 million, or 152% of revenues, during the 2000 fiscal nine-month period.

Depreciation and Amortization

     Total depreciation and amortization expense increased $8.5 million from $14.4 million for the 1999 fiscal quarter to $22.9 million for the 2000 fiscal quarter. Depreciation and amortization expense of $60.5 million for the 2000 nine-month period represented an increase of $22.6 million over depreciation and amortization expense of $37.9 million for the 1999 fiscal nine-month period. Retail services accounted for $5.3 million of the increase in the 2000 fiscal quarter and $14.4 million of the increase for the 2000 nine-month period. These increases were primarily related to installation of new central office and related switching equipment. Network expansion, including installation of electronics and fiber optic equipment, for our broadband transport services operations accounted for $2.2 million of the increase in the 2000 fiscal quarter and $6.6 million of the increase for the 2000 fiscal nine-month period. Our e/\deltacom segment accounted for $1.0 million of the increase in the 2000 fiscal quarter and $1.6 million of the increase for the 2000 fiscal nine-month period. We expect depreciation and amortization expense to continue to increase during the remainder of 2000 as we add new switches and network facilities and expand into new markets.

Interest Expense

     Total interest expense increased $3.0 million from $11.8 million for the 1999 fiscal quarter to $14.8 million for the 2000 fiscal quarter. Total interest expense of $41.3 million for the 2000 fiscal nine-month period represented an increase of $7.9 million over total interest expense of $33.4 million for the 1999 fiscal nine-month period. The $3.0 million increase in interest expense for the 2000 fiscal quarter was primarily attributable to higher average outstanding debt balances as a result of the $160 million of borrowings we incurred in April 2000 under our senior secured credit facility. The $7.9 million increase in interest expense for the 2000 fiscal nine-month period was primarily attributable to higher average outstanding debt balances as a result of our issuance in May 1999 of $100 million principal amount of convertible subordinated notes and our $160 million of credit facility borrowings.

Interest Income

     Total interest income from the temporary investment of available cash balances decreased $1.0 million from $4.6 million for the 1999 fiscal quarter to $3.6 million for the 2000 fiscal quarter. Total interest income of $12.0 million for the 2000 fiscal nine-month period represented an increase of $1.7 million over total interest income of $10.3 million for the 1999 fiscal nine-month period.

Extraordinary Loss

     We incurred an extraordinary loss of $1.3 million during the 2000 fiscal nine-month period as a result of the write-off of debt-issuance costs related to the early termination of our $50 million revolving credit facility. We had not borrowed any amounts under this credit facility.

EBITDA, as adjusted

     EBITDA, as adjusted, increased $15.4 million from $8.1 million for the 1999 fiscal quarter to $23.4 million for the 2000 fiscal quarter. EBITDA, as adjusted, of $46.4 million for the 2000 fiscal nine-month period represented an increase of $25.3 million from EBITDA, as adjusted, of $21.1 million for the 1999 fiscal nine-month period. EBITDA, as adjusted, net of prior-period amounts for our interconnection agreement settlements with BellSouth was $11.6 million for the 2000 fiscal quarter and $32.1 million for the 2000 fiscal nine-month period.

     EBITDA, as adjusted, attributable to our retail services for the 2000 fiscal quarter was $17.2 million compared to EBITDA, as adjusted, of $(1.7) million for the 1999 fiscal quarter. EBITDA, as adjusted, attributable to these services for the 2000 fiscal nine-month period was $22.6 million compared to EBITDA, as adjusted, of $(7.4) million for the 1999 fiscal nine-month period. Net of prior-period amounts for our interconnection agreement settlements with BellSouth, EBITDA, as adjusted, attributable to retail services was $5.4 million for the 2000 fiscal quarter and $8.3 million for the 2000 fiscal nine-month period. The increases in EBITDA, as adjusted, for our retail services in the current periods were primarily attributable to:

  .    continued revenue growth resulting from product and geographic expansion;
  . continued migration of customers from our resale products to our facilities-based products;
  .    increased cost efficiencies; and
  .    reductions in our off-network access costs.

     EBITDA, as adjusted, attributable to our broadband transport services increased $492,000 from $9.8 million for the 1999 fiscal quarter to $10.3 million for the 2000 fiscal quarter. EBITDA, as adjusted, of $30.4 million attributable to these services for the 2000 fiscal nine-month period represented an increase of $2.0 million from EBITDA, as adjusted, of $28.4 million for the 1999 fiscal nine-month period. The effects of these increases, which were primarily attributable to the increasing demand for bandwidth, were partially offset by the competitive pricing of our broadband transport services.

     EBITDA, as adjusted, attributable to our e/\deltacom segment was $(4.1) million for the 2000 fiscal quarter and $(6.6) million for the 2000 fiscal nine-month period.

Liquidity and Capital Resources

     Cash used in operating activities was $1.9 million for the 2000 fiscal nine-month period and $7.5 million for the 1999 fiscal nine-month period. Working capital decreased $20.5 million for the 2000 fiscal nine-month period and $7.5 million for the 1999 fiscal nine-month period. For the 2000 fiscal nine-month period, the decrease was primarily attributable to increases in accounts receivable and inventory, which were partially offset by a decrease in prepaid expenses and increases in accounts payable, advanced billings, and accrued interest, compensation and other liabilities. The decrease in working capital for the 1999 fiscal nine-month period resulted primarily from increases in accounts receivable, inventory, and prepaid expenses, which were partially offset by increases in accounts payable and accrued interest, compensation and other liabilities.

     Cash used in investing activities was $188.3 million for the 2000 fiscal nine-month period and $106.6 million for the 1999 fiscal nine-month period. Cash used in investing activities in the nine-month periods was primarily applied to fund capital expenditures. We made net capital expenditures of $231.8 million for the 2000 fiscal nine-month period and $115.2 million for the 1999 fiscal nine-month period. Of the $231.8 million of capital expenditures we made during the 2000 fiscal nine-month period, $107.5 million related to our retail services, $79.2 million related to our broadband transport services and $45.1 million related to our e/\deltacom segment. Of our $115.2 million of capital expenditures for the 1999 fiscal nine-month period, $65.0 million related to retail services and $50.2 million related to broadband transport services. The increase in cash used in investing activities resulted from the continued expansion of our existing network and facilities according to our business plan.

     Cash provided by financing activities was $99.2 million for the 2000 fiscal nine-month period and $219.4 million for the 1999 fiscal nine-month period. Cash provided by financing activities for the 2000 fiscal nine-month period consisted primarily of net proceeds of $157.4 million from our $160 million senior secured credit facility, of which $60 million was restricted for capital expenditures, and $2.8 million from the exercise of options to purchase common stock. Cash provided by financing activities for the 1999 fiscal nine-month period consisted primarily of net proceeds of $97.0 million from the sale of our convertible subordinated notes and $120.9 million from our sale of common stock in a public offering.

     At September 30, 2000, we had entered into agreements with vendors to purchase approximately $42.0 million of equipment and services. For the 2000 fiscal nine-month period, we made capital expenditures of approximately $231.8 million. We currently estimate that our aggregate capital expenditure requirements through 2001 will total approximately $285 million to $295 million, including our $42.0 million in commitments as of September 30, 2000. We expect to make substantial capital expenditures thereafter. Capital expenditures through 2001 will be primarily for the following:

       . continued development and construction of our telecommunications network, including transmission equipment;
       . continued addition of switching capacity, electrical equipment and additional colocation space in connection with the expansion of our ISP local telecommunications services;
       .  market expansion;
       . infrastructure enhancements, principally for information systems; and . the purchase of assets for our e/\deltacom line of business.

     The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments, including market developments and new opportunities, or in the event we decide to acquire other businesses or enter into joint ventures and strategic alliances, in our industry .

     In October 2000, we executed a $10 million operating lease with one of our primary infrastructure providers. In addition, we are currently pursuing up to $40 million under a capital lease facility.

     As of September 30, 2000, we had $157.5 million of cash and cash equivalents, excluding $21.1 million restricted for capital expenditures. We believe that cash on hand, including the $53 million cash payment we received from BellSouth in October 2000, together with the $40 million of additional capital lease financing we anticipate for network expansion and cash flow from operations, will provide sufficient funds to enable us to expand our business as currently planned through the end of 2001. Absent additional financing, however, we will be required to modify our current capital expenditures and expansion plans. In the event that our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations. In addition, if we successfully complete any acquisitions of other businesses, we may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. We have registered with the Securities and Exchange Commission for the issuance from time to time of up to $300,000,000 in common stock, preferred stock and other types of equity and equity-linked securities. We cannot assure you that we will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to us. Any inability by us to generate or obtain sufficient funds would result in delay or abandonment of some or all of our development and expansion plans, which could have a material adverse effect on our operations.

     Our level of indebtedness and debt service obligations have significantly increased as a result of our issuance of the publicly traded notes identified in
Note 4 to the financial statements included elsewhere in this report and our borrowings of $160 million under our new senior secured credit facility in the second quarter of 2000. The successful implementation of our strategy, including expansion of our network and obtaining and retaining a significant number of customers, and significant and sustained growth in our cash flow are necessary for us to be able to meet our debt service requirements. We cannot assure you that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges, or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

Effects of Accounting Standards

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin Number 101, "Revenue Recognition in Financial Statements," or "SAB 101." SAB 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. We adopted the guidelines in SAB 101 during the 2000 fiscal nine-month period. Our adoption of these guidelines did not have a material effect on our consolidated financial statements.

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

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.

     Our major market risk exposure is to changing interest rates. We manage our interest risk exposure through a combination of fixed and floating rate debt. We are exposed to interest rate risk related to our interest rate swap agreement and to $160 million of borrowings under our senior secured credit facility. Interest is payable on our senior secured credit facility at our option at either 1.875% plus the Base Rate or 2.875% plus the Eurodollar Rate, as defined in the credit agreement. In addition, we are exposed to fair value risk related to our fixed-rate, long-term debt. As of September 30, 2000, our fixed-rate, long-term debt and capital lease obligations were $526.4 million.

                                  P A R T  II

                               OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          *10.1 Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate Fibernet, Inc. to the Revised and Restated Fiber Optic Facilities and Services Agreement made as of June 9, 1995.


          10.2 Amended and Restated ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed as Exhibit 4.1 to ITC/\DeltaCom's Registration Statement on Form S-8 (File No. 333-49034) and incorporated herein by reference.

          10.3 Amendment No. 1 to ITC Holding Company, Inc. Amended and Restated Stock Option Plan. Filed as Exhibit 10.2 to ITC/\DeltaCom's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference.

          10.4 Amendment No. 1 to ITC Holding Company, Inc. NonEmployee Director Stock Option Plan. Filed as Exhibit 10.3 to ITC/\Deltacom's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference.

          27.1   Financial Data Schedule.

          _____________________
          * Certain portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to our application requesting confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

     (b)  Reports on Form 8-K

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


                                             ITC/\DELTACOM, INC.
                                             -------------------
                                             (Registrant)



Date:  November 14, 2000                     By: /s/ Douglas A. Shumate
                                                 ----------------------
                                                 Douglas A. Shumate,
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)