Form 10-K
period 2000-12-31
ITC DELTACOM INC
filed 2001-04-02
CIK 1041954

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from       to

                        Commission file number: 0-23253

                               ----------------

                              ITC/\DELTACOM, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              58-2301135
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

              1791 O.G. Skinner Drive, West Point, Georgia 31833
                   (Address of principal executive offices)

                                (706) 385-8000
              Registrant's telephone number, including area code

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 28, 2001, based upon the last reported sale price of the registrant's common stock on the Nasdaq National Market on that date, was $267,000,000.

   The number of shares of the registrant's common stock outstanding on March 28, 2001 was 62,202,505.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information in the proxy statement for the 2001 annual meeting of stockholders of the registrant is incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                    PART I

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................   23

 Item 3.  Legal Proceedings.............................................   24

 Item 4.  Submission of Matters to a Vote of Security Holders...........   24

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters......................................................   24

 Item 6.  Selected Financial Data.......................................   25

 Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   27

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   41

 Item 8.  Financial Statements and Supplementary Data...................   41

 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   41

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant............   41

 Item 11. Executive Compensation........................................   42

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   42

 Item 13. Certain Relationships and Related Transactions................   42

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   42

 Index to Consolidated Financial Statements.............................. F-1

   This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by ITC/\DeltaCom, Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations as a result of, among other factors, the factors discussed under the caption "Business--Risk Factors." We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                     PART I

Item 1. Business.

Overview

   We provide integrated voice and data telecommunications services to mid-sized and major regional businesses in the southern United States and are a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own, operate and manage an extensive fiber optic network in the southern United States. We had revenues of approximately $363.6 million in 2000, which represented a 49% increase over our revenues of $244.8 million in 1999.

   We operate our business in three segments: retail services, broadband transport services and e/\deltacom. Through our retail services operations, we provide local telephone services, long distance telephone services, data services, Internet services, customer premise equipment sale, installation and maintenance services and related telecommunications services to customers in 37 markets in the southern United States. Through our broadband transport services operations, we sell wholesale long-haul telecommunications transmission capacity to, and direct and transport telecommunications traffic for, other telecommunications companies using our fiber optic network. Through our e/\deltacom operations, which we inaugurated in March 2000, we provide customers with colocation services, managed services and professional services primarily through e/\deltacom's data center in Suwanee, Georgia. As part of these services, e/\deltacom provides Web server hosting services integral to the operation of important business applications over the Internet and a wide range of optional configurations and services that include:

  . cabinet, caged and suite space;

  . metered power;

  . network management;

  . firewall management;

  . disaster recovery; and

  . circuits that connect customer premises to our network.

   To accelerate e/\deltacom's positioning in the market place, in May 2000 we acquired Bay Data Consultants, Inc., a provider of technical solutions specializing in applications solutions, project management, e-commerce, security, enterprise solutions, network integration services, wide area network and carrier relations, storage management, managed services and systems management. We believe the addition of Bay Data Consultants has provided us with expertise, staffing and customer relationships that will facilitate our penetration of e/\deltacom's target market. That market consists primarily of e-businesses, application service providers and enterprise customers seeking advanced infrastructure for their important business applications and related services that are provided by experienced technology professionals.

   During 2000, our operational achievements included the following:

  . we obtained a $160 million syndicated senior secured credit facility from Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders;

  . we reached a settlement with BellSouth Telecommunications, Inc. over BellSouth's obligation to pay us reciprocal compensation for local calls placed by customers of BellSouth and terminated to our customers;

  . we obtained a $40 million capital lease facility from NTFC Capital
    Corporation;

  . we launched a suite of product solutions based on the Internet protocol, including Internet protocol bandwidth, virtual private networks based on the Internet protocol, Internet security solutions, such as managed firewalls and intrusion detection services, and remote dial access;

  . we opened the initial portion of e/\deltacom's data center and began offering a suite of colocation, hosting, managed and professional services from the center;

  . we completed the installation of 51 access nodes, which facilitate the efficient delivery of customer traffic from the edges of our fiber optic network onto our network's core, raising our total number of operational, colocated access nodes to 176;

  . we installed Nortel DMS-500 switches, which are network components that connect customers to, and transmit voice and data communications over, our network, in West Palm Beach, Florida, Nashville, Tennessee and Houston, Texas, increasing our total number of voice switches in operation to 13;

  . we installed 33 Unisphere SMX-2100 switches, which also connect customers to, and transmit voice and data communications over, our network, increasing our total number of Unisphere SMX-2100 switches to 37;

  . we added Nortel CVX 1800 access switches, which are designed with universal port capabilities, to each of our 12 DMS-500 switch sites to facilitate our Internet protocol-based virtual private network service offering;

  . we opened branch offices in Augusta, Georgia and in Chattanooga, Knoxville and Nashville, Tennessee, increasing our market coverage to 37 branch offices operating in 37 markets; and

  . we completed the addition of approximately 1,390 route miles of fiber optic cable that we own to our network, establishing routes in Tennessee and Texas and raising our total route miles to approximately 9,640.

   We are incorporated in Delaware. Our principal executive offices are located at 1791 O.G. Skinner Drive, West Point, Georgia 31833, and our telephone number at that address is (706) 385-8000.

Services and Facilities

   Services. We currently provide three basic services:

  . integrated voice and data telecommunications services on a retail basis, which we refer to as our "retail services";

  . wholesale long-haul telecommunications transmission services to other telecommunications companies, which we refer to as our "broadband transport services"; and

  . colocation services, managed services and professional services through our e/\deltacom division.

   Retail Services. Our retail services involve the provision of voice and data telecommunications services to end users and resellers. These retail services include:

  . local telephone services;

  . long distance telephone services;

  . toll calling, calling card and operator services;

  . asynchronous transfer mode, frame relay and high-capacity broadband private line services;

  . primary rate interface connectivity and colocation services to Internet service providers;

  . enhanced services, including conference calling, fax broadcasting and pre-paid calling cards;

  . consulting, integration, operation and proactive management of data networks;

  . in-depth network performance analysis and implementation and design services for data network deployment;

  . Internet and Web page hosting services; and

  . customer premise equipment sales, installation and maintenance.

   We intend to provide additional types of retail services and expand the markets in which we offer customers our comprehensive bundle of value-added telecommunications services generally over our network. Our customer-focused software and network architecture permits us to present our customers with one fully-integrated monthly billing statement for the entire package of retail services they purchase from us.

   Local Telephone Services. We currently provide local telephone services by using our network and facilities and by reselling the services of the former monopoly local telephone companies, which we refer to as the "incumbent carriers." Since our initial offering of local service in 1997, we have steadily increased the percentage of services we provide over our network and facilities compared to the services we provide by reselling the services of the incumbent carriers. We offer local telephone services in all 37 markets in which we currently provide retail services.

   In connection with offering local telephone services, we have entered into interconnection agreements with BellSouth, SBC Communications Inc., Sprint Corporation and Verizon Communications Inc. to resell the local telephone services of these incumbent carriers and interconnect our network with the networks of these incumbent carriers for the purpose of gaining immediate access to their unbundled network elements. These interconnection agreements currently allow us to provide local service on a resale basis or by purchasing the unbundled network elements required to provide local service over our network and facilities. These agreements allow us to enter new markets with minimal capital expenditures and to offer local service to our current customer base. The terms of the interconnection agreements, including interim pricing terms agreed to by us and these incumbent carriers, have been approved by state regulatory authorities, although they remain subject to review and modification by such authorities. We believe, but cannot assure you, that these interconnection agreements provide a foundation for us to provide local service on a reasonable commercial basis. Factors that may adversely affect our ability to provide local service on a reasonable commercial basis include unsettled legal and regulatory issues, legal and regulatory developments and existing operational issues with the incumbent carriers that are not resolved by the interconnection agreements.

   BellSouth is the incumbent carrier in a majority of the markets in which we offer local services. Our interconnection agreement with BellSouth, which we entered into in March 1997 and that governed our ability to gain access to BellSouth's unbundled network elements in all states where BellSouth is the incumbent carrier, expired on July 1, 1999. We have entered into new interconnection agreements with BellSouth for Florida and North Carolina and have opted into an additional interconnection agreement between WorldCom, Inc. and BellSouth for Mississippi. Although the Mississippi agreement has expired, we will continue to operate under it until a new interconnection agreement is completed for Mississippi. We are currently in the process of finalizing new interconnection agreements in Alabama, Georgia, South Carolina and Tennessee and expect to finalize interconnection agreements with BellSouth for Kentucky, Louisiana and Mississippi thereafter. We expect that the terms and conditions of these agreements will be similar to those that we obtained in our Florida and North Carolina agreements. We will continue to operate under the expired 1997 interconnection agreement in all states where BellSouth is the incumbent carrier, except Florida, Mississippi and North Carolina, until new interconnection agreements are completed for those remaining states.

   Our strategy is to offer facilities-based local service in a majority of our markets by colocating our equipment with that of the incumbent carriers with which we have interconnection agreements. We began colocating our equipment in some of BellSouth's central office locations during the first quarter of 1998. As of December 31, 2000, we had completed physical colocation of 176 access nodes and were offering our "Unity" service in all of the 37 markets in which we provided our retail services. The Unity service, which we market primarily to mid-sized and major regional businesses, connects our customer's location to one of our switches using a direct T-1 digital connection and provides the customer with local and long distance calling capacity on any of the T-1's 24 available channels.

   In June 2000, we signed an agreement with BellSouth to offer a UNE-P, or unbundled network element- platform, service in all of the BellSouth markets. To provide the UNE-P service, we purchase all of the required facilities of BellSouth at advantageous prices. This allows us to convert existing resale customers to facilities-based customers and facilitates higher gross margins. Because of BellSouth operational delays, we did not begin to offer this service to our customers until the fourth quarter of 2000. Through February 2001, we had converted over 20,000 resale customers to our UNE-P service and we expect to continue to convert resale customers to this service during 2001. We expect that this conversion will have a favorable impact on our gross margins.

   Long Distance Telephone Services. We offer a wide range of retail long distance telephone services, including traditional switched and dedicated long distance, toll calling, international, calling card and operator services.

   Data Services. We provide a variety of data services to our customers, including point-to-point, asynchronous transfer mode, frame relay and Internet protocol-based virtual private networking services. Our network equipment enables customers to use a single network connection to communicate with multiple connection sites throughout our fiber optic network. We will continue to seek, through strategic business relationships with other providers, to interconnect our fiber optic network with the fiber optic networks of those other providers.

   In the fourth quarter of 1999, we began offering our Integrated-T service, which allows our customers to use a single digital T-1 transmission line for both voice and data services, including frame relay, Internet access and private line services. The Integrated-T service enables our customers to take advantage of advanced features and lower costs offered by digital access and offers the convenience of one service provider for voice and data services. This product enables us to take advantage of our existing voice services and network infrastructure by selling additional services, such as data services, over the same transmission line.

   In February 2001, we announced three new services intended to enhance our current data offerings to mid-sized businesses and to take advantage of our existing network infrastructure. These products include virtual private networking services based on the Internet protocol, Internet security services, including managed firewall services and our Intrusion Detection Service, and network managed services. Our virtual private network offering provides our customers with a dedicated line or secure dial-up access between multiple sites allowing the same level of security, performance and availability as a private network. The managed firewall service and our Intrusion Detection Service provide our customers security for Internet connections and reduce our customer's capital expenditures and personnel costs necessary to achieve this level of security. Our network management services allow our customers to outsource all of their frame relay network management to us. We intend to provide those customers with complementary services that will range from reactive monitoring to proactive vendor management.

   Internet Access and Web Development. We provide dedicated Internet access, electronic mail and Web hosting services. We expect that mid-sized and larger businesses will require faster Internet access and larger bandwidth in the future, and we intend to offer products that will meet that demand.

   Local Telecommunications Services for Internet Service Providers. We provide local wholesale telecommunications services to Internet service providers. These services include primary rate interface connectivity between our network and the network of the Internet service provider and equipment colocation services that permit the Internet service provider to colocate its modems, routers or network servers with our switching facilities.

   Customer Premise Equipment. We sell, install and perform on-site maintenance of equipment, such as telephones, office switchboard systems and, to a lesser extent, private branch exchanges, for customers in the following markets:

  . Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and
    Montgomery, Alabama;

  . Atlanta, Columbus and Macon, Georgia;

  . Jacksonville, Ocala and Pensacola, Florida;

  . Baton Rouge, Louisiana;

  . Biloxi, Greenwood, Hattiesburg, Jackson and Tupelo, Mississippi;

  . Charlotte and Greensboro, North Carolina; and

  . Charleston, Columbia and Greenville, South Carolina.

   We intend to offer these customer premise equipment sales, installation and maintenance services in additional markets in the future, with the goals of augmenting and supporting our sale of local and long distance services and enhancing customer retention.

   Broadband Transport Services. Our broadband transport services customers include telecommunications carriers and non-facilities based carriers that have switches but do not own transmission facilities, such as fiber optic cables. These customers use our broadband transport services to transport their customers' traffic between local access and transport areas, which are geographic areas composed of contiguous local exchanges. Calls transmitted over a long-haul circuit for a customer are generally routed by the customer through a switch to a receiving terminal in our network. We transmit the signals over a long-haul circuit to the terminal where the signals are to exit our network. Our customer then routes the signals through another switch and to the call recipient through a local carrier. We offer our broadband transport services in varying degrees of speed and size. Some of our services are used by our customers for very high capacity inter-city connectivity and specialized high-speed data networking. We connect our network to our customer's facilities either by local carrier or by a direct connection. We typically bill our broadband transport services customers a fixed monthly rate depending on the capacity and length of the circuit, regardless of the amount that the circuit is actually used by the customer.

   e/\deltacom. As a result of the growing demand for a variety of data services, we established e/\deltacom in 2000. e/\deltacom provides colocation services, managed services and professional services, primarily through its data center near Atlanta, Georgia.

   Colocation Services. Our colocation services allow businesses to have a Web presence without incurring significant capital expenditures, increasing traffic on their corporate network or burdening their information technology staff. We offer Web server hosting, security, software updates, monitoring and hardware solutions. Our colocation services include Internet connectivity with varying speeds of bandwidth, primary and secondary domain name services support, timely reporting of system performance and continuous monitoring by our network operations staff.

   Managed Services. The four basic managed services we offer encompass enhanced monitoring, managed security services, storage management services and hardware management services. Our enhanced monitoring services consist of extended monitoring to include not only port level monitoring, but also server monitoring and detailed reporting. Our managed security services involve firewall deployment, virtual private networks, vulnerability assessments, content and virus scanning and authentication systems. e/\deltacom's storage management services include the assessment and implementation of storage solutions, which offer customers multiple technology and hardware choices. Our hardware management services offer the customer e/\deltacom's ability to provide hardware maintenance for servers from numerous vendors.

   Professional services. Our professional services provide our customers with a single source for the design and implementation of an e-business solution from the needs assessment phase to the design, implementation and support phases. These professional services include project management and methodology, consulting, system design, implementation and deployment services, and maintenance and support services.

   Facilities. As of December 31, 2000, we owned or managed approximately 9,640 route miles of a fiber optic network which covered portions of ten states in the southern United States. As of the same date, our network extended to approximately 120 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where our only competitor is the incumbent carrier.

   As of December 31, 2000, we owned approximately 5,940 route miles of our fiber optic network, which we have built or acquired since 1992. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,700 route miles of network owned and operated by these three utilities. In addition, we are able to purchase network capacity to some cities not covered by our owned and managed network in North Carolina and South Carolina under a buy-sell agreement with CFN FiberNet, LLC, which manages fiber optic facilities in those two states and in one additional state. This agreement enables the parties to buy and sell capacity on each other's networks at pre-established prices, which are generally more favorable than the prices for such capacity available in the open market. Under this agreement, neither party is responsible for network maintenance charges relating to the other party's network.

   We expect to add approximately 300 to 400 owned and operated route miles to our fiber network by the end of 2001 through a combination of construction and long-term dark fiber leases. In addition, as part of our network construction strategy, we intend to continue to evaluate the potential expansion of our network through a combination of new construction, long-term dark fiber leases and fiber swap transactions, depending on the extent of capital required over the economic life of the fiber assets we will deploy. Our decision to expand our fiber optic network will be based on various factors, including the number of our customers in a market, the anticipated operating cost savings associated with such construction, and any strategic relationships with owners of existing infrastructure, including utilities and cable operators. We believe that we will be able to achieve capital efficiencies in constructing and expanding our fiber optic network through strategic relationships with public utility companies. We also believe that our fiber optic network, in combination with our personalized approach to customer service, will create an attractive customer-focused platform for the provision of local, long distance and enhanced telecommunications services.

   We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, throughout our network. At December 31, 2000, over 60% of our network traffic was also protected by geographical diverse routing, a network design also called a "self healing ring," which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable, assuming capacity is available.

   We purchase much of our network equipment, including switches, optical transport products and access nodes, from Nortel Networks Inc. Under the purchase agreement we entered into in November 2000, we have committed to purchase up to $250 million of products and services from Nortel Networks through December 31, 2002.

   A key component of our network is our switches, which are the primary electronic components that connect customers to our network and transmit voice and data communications over our network. Our primary switching facilities for voice and data communications consist of a Nortel DMS-250 switch in Arab, Alabama and Nortel DMS-500 switches in the following locations:

  . Anniston, Birmingham and Montgomery, Alabama;

  . Jacksonville, Ocala and West Palm Beach, Florida;

  . Atlanta, Georgia;

  . Gulfport, Mississippi;

  . Greensboro, North Carolina;

  . Columbia, South Carolina;

  . Nashville, Tennessee; and

  . Houston, Texas.

The Nortel DMS-500 switches are capable of handling both local and long distance voice and data traffic, while the Nortel DMS-250 switch is capable of handling long distance voice and data traffic only.

   We expect to continue to evaluate our network and assess the need for additional switching capacity. We also have colocated 176 Nortel access nodes in various markets in the southern United States. These access nodes enable us to perform remote local and long distance switching in additional markets where we do not have switches by using our Nortel DMS-500 switches as hosts to the access nodes we locate in remote markets. The Nortel access nodes are connected to our Nortel DMS-500 switching platform using our fiber optic network wherever possible. This networking design, together with our interconnection agreements with incumbent carriers, such as BellSouth, will enable us to be a facilities-based provider of local and long distance telephone services in all of the markets that we intend to enter.

   We are a member of the Associated Communications Companies of America, a ten-member trade association that negotiates with carriers for wholesale telecommunications services for its members. The collective buying power of its members enables the association to negotiate as if it were one of the larger long distance providers in the United States.

   In November 2000, we opened and commenced operations at an initial portion of e/\deltacom's data center in Suwanee, Georgia. The data center, which will serve as e/\deltacom's headquarters, is a centralized facility that provides advanced Web server hosting, server colocation and other services. Our e/\deltacom management team is managing the implementation and integration of e/\deltacom's services from this facility, the initial opening of which included approximately 45% of the planned data center space. The remainder of the facility is expected to be completed in 2001. The data center floor space contains open racks, enclosed cabinets, caged areas and suites or fully enclosed vaults. The center is connected through multiple and diverse connections to our fiber optic network. Site access is controlled by security officers, video surveillance and enhanced security procedures, and the center is protected by advanced fire protection devices. Temperature, humidity and dust are carefully maintained to promote uninterrupted server operation. The data center also has redundant power supply systems to provide a constant source of power in the event of a component failure.

Sales and Marketing

   Retail Services. We focus our retail sales efforts on mid-sized and major regional businesses in the southern United States. We market our retail services through a sales force composed of direct sales personnel, technical consultants and technicians. We believe that high-quality employee training is a prerequisite for superior customer service and, as a result, require each member of our retail sales force to complete our intensive training program. Our marketing strategy is built upon the belief that customers prefer to hold one company accountable for all of their telecommunications services. Each branch office provides technical assistance for its voice, data, Internet and customer premise equipment as required. Our customers are assured that they will have a single point of contact, 24 hours a day, seven days a week, to support all of the services they receive from us.

   Our sales personnel make direct calls to prospective and existing business customers, conduct analyses of business customers' usage histories and service needs, and demonstrate how our service package will improve a customer's communications capabilities and costs. Sales personnel locate potential business customers by several methods, including customer referrals, market research, telemarketing, and networking alliances, such as endorsement agreements with trade associations and local chambers of commerce. Our sales personnel work closely with our network engineers and information systems consultants to design new service products and applications. Our branch offices also are primarily responsible for coordinating service and customer premise equipment installation activities. Technicians survey customers' premises to assess power and space requirements, and coordinate delivery, installation and testing of equipment.

   Our retail services contracts generally provide for payment in arrears based on minutes of use for long distance services and in advance for local telephone and data services. The agreements also generally provide that the customer may terminate the affected service without penalty in the event of substantial and prolonged outages arising from causes within our control and for other specified causes. Generally, the agreements provide that the customer must utilize at least a minimum amount, measured by dollars or minutes of use, of switched long distance services per month for the term of the agreement.

   We also market our retail services through public relations, advertisements, event sponsorships, trade journals, direct mail and trade forums. Because we seek to distinguish our retail services largely based on the convenience of our integrated bundle of these services and the benefits of our comprehensive and individualized customer support, we continue to believe that advertising and public relations will play a significant role in our retail services marketing strategy.

   Broadband Transport Services. We provide long-haul voice and data transmission services through long-haul circuit contracts with other long distance carriers, including AT&T Corp., WorldCom, Sprint, Qwest Communications International Inc., Cable & Wireless plc, Frontier Corporation and Broadwing, Inc. As of December 31, 2000, we had remaining future long-term contract commitments for broadband transpoprt services totaling approximately $95.3 million. These contracts expire on various dates through 2008 and are expected to generate approximately $88.2 million in revenues for us through 2005. We also provide our long-haul transmission services to customers after contract expiration on a month-to-month basis. Our long-haul contracts provide for fixed monthly payments, which are generally made in advance. Although sales volumes from particular customers vary from year to year, we have historically enjoyed high customer retention and circuit renewal rates.

   e/\deltacom. Our newest division, e/\deltacom, provides colocation services, managed services and professional services from our data center in Suwanee, Georgia to business customers primarily located in the Atlanta, Georgia area.
We believe that e/\deltacom's technology solutions complement our retail service offerings, increase our bundle of integrated telecommunications services and advance our strategy of being a single source for all of our customers' communications needs. As part of this strategy, e/\deltacom's sales personnel make direct calls to prospective and existing business customers, work closely with our engineering staff to design specific solutions for each customer and seek to market e/\deltacom's services along with our bundle of retail service offerings.

   e/\deltacom markets its brand and services through advertising and public relations campaigns, event sponsorships, trade journals, and trade forums. As e/\deltacom continues to build its brand in the marketplace, we expect that advertising and public relations will continue as a focus in our marketing strategy for e/\deltacom.

Competition

   The telecommunications industry is highly competitive. We compete primarily on the basis of price, availability, transmission quality, reliability, customer service and variety of product offerings. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the retail services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, AT&T, Sprint and WorldCom for long distance telephone services and BellSouth for local telephone services. These companies, among others, have substantially greater financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than ITC/\DeltaCom. These companies also operate more extensive transmission networks than we do. In addition, companies such as Broadwing, Qwest and Williams Communications Group, Inc. have constructed or are constructing nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network. We also increasingly face competition in the long distance market from local carriers, resellers, cable companies and satellite carriers, and will likely compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because, at this time, they generally do not pay carrier access charges or universal service fees.

   Our principal competitor for local services is the incumbent carrier in the particular market, including BellSouth in a large majority of our market areas. The incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including their pre-existing customer relationship with all or virtually all end-users. Further, we are highly dependent on the competing incumbent carrier for local network facilities and wholesale services required in order for us to assemble our own local retail services. We also face competition from local carriers other than the incumbent carrier, which we refer to as "competitive carriers," some of which have already established local operations in some of our current and target markets. In addition, incumbent carriers are expected to compete in each other's markets in some cases. Wireless telecommunications providers may develop into effective substitutes for wireline local telephone service, which would further increase competition.

   Local and long distance marketing is converging, as other carriers offer integrated retail services. For example, many competitive local carriers also offer long distance service to their customers and large long distance carriers, such as AT&T, Sprint and WorldCom, have begun to offer local services in some markets. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

   Regional Bell operating companies, such as BellSouth, are allowed to provide outside their home regions "interLATA" long distance services, which are long distance services that originate and terminate in different local access and transport areas, as well as interLATA mobile services within their regions. Under the Telecommunications Act of 1996, the regional Bell operating companies will be allowed to provide interLATA long distance services within their regions after meeting requirements intended to foster opportunities for local telephone competition. These companies already have extensive fiber optic cable, switching and other network facilities in their respective regions that they can use to provide long distance services. BellSouth and other regional Bell operating companies are taking significant steps toward obtaining approval to provide in-region long distance service. The FCC has approved applications of Verizon Communications to provide in-region long distance service in New York and of SBC Communications to provide in-region long distance service in Texas, Kansas and Oklahoma. Verizon Communications has an additional application pending in Massachusetts and BellSouth may file for approval to enter the long distance market in Florida and Georgia by the end of 2001. If the FCC permits BellSouth to provide long distance service in those or other states before meeting our local interconnection needs, BellSouth would be able to duplicate our integrated local and long distance services and could have a significant competitive advantage in marketing those services to its existing local customers.

   A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry could also increase the level of competition faced by our broadband transport customers or us. For example, WorldCom acquired MCI Communications Corporation in September 1998, AT&T acquired Tele-Communications, Inc. in March 1999, SBC Communications acquired Ameritech Corporation in October 1999, GTE Corporation and Bell Atlantic Corporation merged to form Verizon Communications in June 2000, Qwest acquired US WEST, Inc. in June 2000 and Time Warner, Inc. merged into America Online, Inc. to form AOL Time Warner Inc. in January 2001. Also, in January 2000, AT&T and British Telecommunications plc entered into a joint venture, Concert, to combine the international assets and operations of each company, including their existing international networks. In addition, SBC Communications and Williams Communications, a long distance services provider, entered into a strategic alliance pursuant to which the two companies have agreed to supply services to each other. The telecommunications market is very dynamic, and we believe additional competitive changes are likely in the future.

Regulation

   Overview. Our services are subject to federal, state and local regulation. Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The FCC exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises in order to use the public rights-of-way necessary to install and operate our networks.

   Federal Regulation. We are categorized as a non-dominant carrier by the FCC and, as a result, are subject to relatively limited regulation of our interstate and international services. Some general policies and rules of the FCC apply to us and we are subject to some FCC reporting requirements, but the FCC does not review our billing rates. We possess all operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required.

   The FCC has required non-dominant long distance companies, including us, to detariff our interstate long distance domestic and international services during 2001. Tariffs set forth the terms, conditions and prices for services and must be updated or amended when rates are adjusted or new products are added. Tariffs currently govern our relationship with most of our long distance customers. The detariffing process requires us to enter into individual contracts with each of our customers and to notify all of our customers of the change. This may increase our costs of doing business. For example, instead of filing a new rate with the FCC in an existing tariff, we may be required to notify all of our customers of all changes to their rates and service terms. In addition, our large business customers may use the detariffing process as an opportunity to attempt to renegotiate existing contracts with us.

   The FCC's role with respect to local telephone competition arises principally from the Telecommunications Act of 1996. The Telecommunications Act pre-empts state and local laws to the extent that they prevent competitive entry into the provision of any telecommunications service. Subject to this limitation, however, the state and local governments retain telecommunications regulatory authority. The Telecommunications Act imposes a variety of new duties on local carriers, including competitive carriers such as ITC/\DeltaCom, in order to promote competition in local telephone services. These duties include requirements to:

  . complete calls originated by customers of competing carriers on a reciprocal basis;

  . permit the resale of services;

  . permit users to retain their telephone numbers when changing carriers;
    and

  . provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

   Incumbent carriers are also subject to additional duties. These duties include obligations of the incumbent carriers to:

  . interconnect their networks with networks or facilities of competitors;

  . offer colocation of competitors' equipment at their premises;

  . make available elements of their networks, including network facilities, features and capabilities, on non-discriminatory, cost-based terms; and

  . offer wholesale versions of their retail services for resale at discounted rates.

   Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with and use of incumbent carrier networks and facilities. Failure to achieve such arrangements could have a material adverse impact on our ability to provide competitive local telephone services. Under the Telecommunications Act, incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the foregoing arrangements. In addition, in August 1996, the FCC released the "interconnection decision" implementing the interconnection portions of the Telecommunications

Act. The FCC subsequently adopted further specific rules to implement these requirements. The interconnection decision has been the subject of significant legal dispute. In January 1999, the U.S. Supreme Court rejected most of the challenges to the interconnection decision and affirmed the authority of the FCC to establish rules governing interconnection. The Supreme Court required the FCC to revise its method for determining which network elements incumbent carriers must provide to competitive carriers. The FCC's actions in response to the decision of the Supreme Court resulted in changes to the number and type of network elements available to competitive carriers. Additional disputes regarding the interconnection decision and other related FCC actions are pending, and we believe additional disputes are likely. Currently, the FCC is considering changes to the rule on compensation for services provided by one carrier to another and on the provision of unbundled network elements by incumbent carriers. Any changes to these rules could have a significant impact on the industry and on ITC/\DeltaCom.

   We cannot assure you that the FCC's rules, together with rules adopted by state public utility commissions, will be implemented in a manner that will permit local telephone competition to develop to a substantial extent and without significant delays. For example, many new carriers, including ITC/\DeltaCom, have experienced problems with respect to the operations support systems used by new carriers to order and receive network elements and wholesale services from the incumbent carriers. These systems are necessary for new carriers like us to provide local service to customers on a timely and competitive basis. The FCC has created a task force to examine problems that have slowed the development of local telephone competition, but has not taken any enforcement actions. In September 1999, the FCC adopted revised rules defining the circumstances under which incumbent carriers must make network elements available to competitors. In a number of ways, these rules are more favorable to competitors than prior rules, but the FCC's pricing methodology for network elements included in these rules remains subject to judicial challenge. In other ways, however, these rules are less favorable to competitors than the prior rules. The revised rules restrict in some respects the availability of some network elements and limit in some respects the services that competitors can provide over those elements. Any restriction on the availability of network elements could have a material adverse effect on us.

   Among other interconnection agreements, we entered into an interconnection agreement with BellSouth in 1997 that enabled us to provide in all nine BellSouth states local service on either a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using facilities we own. We agreed with BellSouth on interim pricing terms for such resale and purchase of unbundled network elements, and the public utilities commissions for those nine BellSouth states approved the terms of the interconnection agreement. The initial term of the interconnection agreement expired in 1999, but, according to the agreement, we are entitled to continue to operate under the agreement and obtain such unbundled network elements from BellSouth until we reach agreement with BellSouth on new terms and conditions for the various BellSouth states. Since the expiration of the initial agreement, we have become a party to three new interconnection agreements with BellSouth. These interconnection agreements enable us to provide in Florida, North Carolina and Mississippi local service on either a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using facilities we own. In addition, the rates, terms and conditions of the expired 1997 interconnection agreement remain in effect while we negotiate new interconnection agreements with BellSouth for the six BellSouth states that remain subject to the terms and conditions of the expired 1997 interconnection agreement. The expired 1997 interconnection agreement did not resolve, and the other BellSouth interconnection agreements to which we are a party do not resolve, all operational issues, including those relating to the colocation of our equipment with that of BellSouth. Strengthened equipment colocation requirements were adopted by the FCC in 1999, but portions of the FCC decision were recently sent back to the FCC for reconsideration by the reviewing court. As a result, a number of colocation issues are still undecided. We expect, but cannot assure you, that each new BellSouth interconnection agreement we become a party to will provide a foundation for us to provide local service in the nine BellSouth states on a reasonable commercial basis.

   The Telecommunications Act also eliminates previous prohibitions on the provision of interLATA long distance services by the regional Bell operating companies and GTE Corporation, which is now part of Verizon

Communications. The regional Bell operating companies are permitted to provide interLATA long distance service outside those states in which they provide local service, or "out-of-region long distance service," upon receipt of any necessary state and federal regulatory approvals that are otherwise applicable to the provision of intrastate and interstate long distance service. Under the Telecommunications Act, the regional Bell operating companies will be allowed to provide long distance service within the regions in which they also provide local service, or "in-region long distance service," on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements intended to open local telephone markets to competition.

   In the future, an important element of providing competitive local services may be the ability to offer customers high-speed broadband local connections. The FCC has considered a proposal that would allow regional Bell operating companies to offer these and other services through separate affiliates, in which case their network elements for providing these services would not need to be made available to us or other competitors. However, a Washington, D.C. court vacated an FCC decision that in part permitted a similar structure in connection with the merger of SBC Communications and Ameritech. AT&T has entered arrangements with cable companies for the exclusive use of their local networks for broadband telecommunications, and several cable companies are offering broadband Internet access over their network facilities. If we are unable to meet future demands of our customers for broadband local access on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

   The FCC also regulates the interstate access rates charged by incumbent carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC is in the process of implementing access policy changes that over time are expected to reduce access rates and the cost of providing long distance service, especially to business customers. In 2000, the FCC adopted a plan to lower access charges. However, further FCC action in this area is necessary, and a current proposal to reduce access charges levied by rural carriers is pending. The full impact of the FCC's decisions will not be known until those decisions are implemented over the next several years. More generally, the FCC has indicated that it may consider whether to streamline or restructure the manner in which all payments are made by carriers to other carriers, including access charges and the payments paid by carriers to each other for the transport of local calls, commonly known as reciprocal compensation. Any decision in this area could have a material adverse effect on our revenues from other carriers.

   The FCC has granted incumbent carriers some flexibility in pricing their interstate special and switched access services. Under this pricing scheme, local carriers may establish pricing zones based on access traffic density and charge different prices for access provided in each zone. The FCC recently granted incumbent carriers additional pricing flexibility as local competition develops in their markets. We cannot assure you that such pricing flexibility will not place us at a competitive disadvantage, either as a purchaser of access for our long distance operations or as a vendor of access to other carriers or end-user customers.

   In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like us now pay a fee calculated as a percentage of revenues to support these goals. Some states are also implementing universal service funds. The effects of these decisions are uncertain and subject to change.

   In addition, the FCC continues to consider related questions regarding the applicability of access charges and universal service fees to Internet service providers. Currently, Internet service providers are not subject to these expenses, and the U.S. Court of Appeals for the Eighth Circuit has upheld the FCC's decision not to impose such fees. However, the incumbent carriers and other parties argue that this exemption unfairly benefits Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications services. We are not in a position to determine how these issues regarding access charges and universal service fees will be resolved or whether such resolution will be harmful to our competitive position or our results of operations.

   The FCC also imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. We cannot assure you that the FCC or third parties will not raise issues with regard to our compliance with applicable laws and regulations.

   As a general matter, we cannot provide assurance regarding how quickly or how adequately we will be able to take advantage of the opportunities created by the Telecommunications Act. We could be materially adversely affected if a court decision reversing some of the FCC's rules or problems in the related arbitration and negotiation process increase our costs of using incumbent carrier network elements or services, or if such actions otherwise delay or impede the development of local telephone competition.

   State Regulation. We are subject to various state laws and regulations. Most state public utility commissions require providers such as ITC/\DeltaCom to obtain authority from the commission before initiating service in that state. In most states, including Alabama, Georgia and Florida, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements. In addition, some states are ordering the detariffing of services, which may increase our costs of doing business and provide our customers an opportunity to renegotiate existing contracts with us.

   Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. We cannot assure you that public utility commissions or third parties will not raise issues with regard to our compliance with applicable laws or regulations.

   We have authority to offer intrastate long distance services in all 50 U.S. states and the District of Columbia. We have obtained authority to provide long distance service in states outside of our current and target markets to enhance our ability to attract business customers with offices, or whose employees travel, outside of our markets.

   We provide local services in our region by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent network elements and our own local switching facilities. We possess authority to provide local telephone services in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas.

   Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Telecommunications Act preempts the ability of states to forbid local service competition, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. These statutes and related issues arising from the Telecommunications Act will be refined through rules and policy decisions made by public utility commissions as they address local service competition issues.

   We also will be affected by state public utility commission decisions related to the incumbent carriers despite recent U.S. Supreme Court decisions upholding the FCC's rule-making power under the Telecommunications Act. For example, public utility commissions have responsibility under the Telecommunications Act to oversee relationships between incumbent carriers and their new competitors with respect to such competitors' use of the incumbent carriers' network elements and wholesale local services.

Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when necessary. Important issues regarding the scope of the authority of public utility commissions in this area and the extent to which the commissions will adopt policies that promote local telephone service competition remain unresolved. We believe it is too early to evaluate how these matters will be resolved or their impact on our ability to pursue our business plan.

   States also regulate the intrastate carrier access services of the incumbent carriers. We are required to pay access charges to the incumbent carriers when they originate or terminate our intrastate long distance traffic. We could be materially adversely affected by high access charges, particularly to the extent that the incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services. States also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, incumbent carriers such as BellSouth advocate the formation of state-level funds that would be supported by potentially large payments by businesses such as ITC/\DeltaCom based on their total intrastate revenues. Another issue is the use by some incumbent carriers, with the approval of the relevant public utility commissions, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or will be addressing various intraLATA dialing parity issues that may affect competition. Our business could be materially adversely affected by these or other developments.

   We also will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. We believe that, as the degree of intrastate competition increases, the states will offer the incumbent carriers increasing pricing flexibility. This flexibility may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, thereby allowing incumbent carriers to offer competitive services at prices lower than most or all of their competitors. In addition, BellSouth has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition whether or not the traditional BellSouth local business receives more pricing flexibility. Kentucky has placed limitations on such affiliates, while Tennessee has refused such affiliate applications of BellSouth. We cannot predict the extent to which these developments may affect our business.

   Local Government Authorizations and Related Rights-of-Way. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed or anticipate constructing networks, we will be required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. We cannot assure you that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the incumbent carriers do not pay these franchise fees or they pay fees that are substantially less than those required to be paid by us, although the Telecommunications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that competitors do not pay the same level of fees as we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network could have a material adverse effect on us. In addition, we would be adversely affected if we are unable to obtain additional authorizations for new network construction on reasonable terms. Further, unresolved issues exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

Employees

   As of December 31, 2000, we had more than 2,400 full-time employees, none of whom was represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Executive Officers

   The following presents information about our executive officers.

   Name                     Age Positions with Company
   ----                     --- ----------------------
   Andrew M. Walker........  59 Vice Chairman, Chief Executive Officer, President and Director
   Douglas A. Shumate......  35 Senior Vice President-Chief Financial Officer
   Steven D. Moses.........  51 Senior Vice President-Network Services
   J. Thomas Mullis........  57 Senior Vice President-Legal and Regulatory, General Counsel
                                 and Secretary
   Roger F. Woodward.......  48 Senior Vice President-Sales and Account Services
   J. Stephen Johnson......  41 Senior Vice President-General Manager, e/\deltacom
   Thomas P. Schroeder.....  53 Senior Vice President-Large Account Sales
   Sara L. Plunkett........  51 Vice President-Finance

   Andrew M. Walker has served as our Chief Executive Officer since March 1997, our President since April 2000 and as our Vice Chairman of the Board of Directors since April 1998. He served as President and Chief Executive Officer of the managing partner of each of Interstate FiberNet and Gulf States FiberNet, predecessors to Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC/\DeltaCom, from November 1994 until March 1997. Mr. Walker has served as a director of KNOLOGY Holdings, Inc., a broadband telecommunications services company, since July 1996 and as Chief Executive Officer and President of KNOLOGY Holdings from July 1996 to February 1997.

   Douglas A. Shumate has served as our Senior Vice President-Chief Financial Officer since March 1997. He served as Chief Financial Officer of the Managing Partners of each of Interstate FiberNet and Gulf States FiberNet from January 1995 until March 1997. From May 1991 to January 1995, he served as Vice President- Finance and Chief Financial Officer of Interstate Telephone Company, a local telephone service provider and wholly-owned subsidiary of ITC Holding. From December 1986 through April 1991, Mr. Shumate was employed as a C.P.A. at Arthur Andersen LLP.

   Steven D. Moses has served as our Senior Vice President-Network Services since March 1997. He served as Vice President of Interstate FiberNet from January 1992 until April 1995 and Chief Operating Officer of Interstate FiberNet from April 1995 until March 1997. From May 1991 to January 1992, Mr. Moses was Director-Special Projects of Interstate Telephone and Valley Telephone Company, a local telephone service provider and a wholly owned-subsidiary of ITC Holding.

   J. Thomas Mullis has served as our Senior Vice President-Legal and Regulatory, General Counsel and Secretary since March 1997. Mr. Mullis served as General Counsel and Secretary of DeltaCom, Inc., the predecessor of ITC/\DeltaCom Communications, Inc. that was a provider of long distance telecommunications services, from May 1985 to March 1997 and as Executive Vice President of DeltaCom from January 1994 to November 1996. From November 1996 to March 1997, he also served as Senior Vice President of DeltaCom. From January 1990 to December 1993, Mr. Mullis was President, General Counsel and Secretary of Southern Interexchange Services, Inc., a switched services carrier, and Southern Interexchange Facilities, Inc., a private line carriers' carrier.

   Roger F. Woodward has served as our Senior Vice President-Sales and Account Services since July 2000. He also served as our Senior Vice President-Sales, Marketing and Customer Support from March 1997 to July 2000. Mr. Woodward was Senior Vice President-Sales of DeltaCom, Inc. from October 1996 until March 1997. From March 1990 until July 1996, Mr. Woodward served in a variety of positions, including Regional Sales Director and Vice President-Sales, with Allnet Communications, Inc., which was acquired by Frontier Communications Corporation in August 1995.

   J. Stephen Johnson has served as our Senior Vice President-General Manager, e/\deltacom, since May 2000. Mr. Johnson founded and served as President and Sales Manager for Bay Data Consultants, LLC., a provider of technical solutions, from November 1997 until Bay Data Consultants was acquired by ITC/\DeltaCom in May 2000. From May 1994 to November 1997, he served as Vice President-Sales of UDC/G.E. Network Services, Inc.

   Thomas P. Schroeder has served as our Senior Vice President-Large Account Sales since April 2000. He served as Senior Vice President-Carrier Sales of ITC/\DeltaCom from April 1999 until April 2000 and as Vice President-Carrier Sales of ITC/\DeltaCom from March 1997 until April 1999. From June 1995 until March 1997, Mr. Schroeder served as Vice President-Sales and Marketing of Interstate FiberNet and, from April 1994 to June 1995, as the Director of Sales and Marketing of Interstate FiberNet.

   Sara L. Plunkett has served as our Vice President-Finance since March 1997. She also served as our Treasurer from March 1997 through March 2000. Ms. Plunkett was Vice President-Finance of DeltaCom, Inc. from October 1996 until March 1997. From May 1989 through October 1996, she served as Chief Financial Officer of DeltaCom.

Risk Factors

   Our business is subject to a number of risks, including the following:

We expect to continue to have operating losses and negative cash flow after capital expenditures, which may result in our failure to meet our working capital and debt service requirements.

   As we have implemented our business strategy to increase our telecommunications service offerings, expand our fiber optic network and enter new markets, we have experienced operating losses and negative cash flow after capital expenditures. We expect operating losses and such negative cash flow will continue at least through 2002 as we continue to expand our business and make substantial capital expenditures. We cannot assure you that we will achieve or sustain operating profitability or positive net cash flow at any time after 2002. If we cannot achieve or sustain operating profitability and positive net cash flow, we may not be able to obtain the funds necessary to continue our operations or to repay amounts due on our outstanding indebtedness.

We may not have, or be able to obtain, the significant amounts of capital that we need to expand our network, operations and services as currently planned.

   We need significant capital to expand our network, operations and services according to our business plans. Our current business plans require us to continue to make significant capital expenditures primarily in connection with the expansion of our business. During 2000, we made capital expenditures of approximately $309.8 million. We currently estimate that our capital expenditures will total approximately $190 million to $205 million in 2001, and we expect to make substantial capital expenditures after 2001. These estimates may turn out to be inaccurate or otherwise may change as a result of factors such as the following:

  . adverse regulatory, technological, or competitive developments;

  . unforeseen delays;

  . cost overruns;

  . changes in demand for our services; or

  . new market developments or opportunities.

In such an event, we may need to change our business plans. Such a change or our inability to obtain the capital necessary to expand our network, operations and services could have a material adverse effect on our business, financial condition and results of operations.

We have significant debt and may be unable to service that debt.

   We have significant debt. As of December 31, 2000, we had indebtedness of $713.9 million and stockholders' equity of $181.1 million. For the year ended December 31, 2000, as adjusted to reflect $160.0 million of indebtedness we incurred under our senior secured credit facility in April 2000, as if that issuance had occurred on January 1, 2000, our earnings were insufficient to cover our fixed charges by $73.9 million and EBITDA, as adjusted, less capital expenditures and interest expense, was negative $311.6 million. EBITDA, as adjusted, represents earnings before extraordinary item, preacquisition loss, equity in losses of unconsolidated subsidiaries, net interest, other income and other expenses, income taxes, and depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity.

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

Agreements governing our current indebtedness contain restrictive covenants that place limits on our business activities.

   We are subject to restrictions under the indentures pursuant to which we issued our publicly traded senior notes, under our $160 million senior secured credit facility and under our $40 million capital lease facility. These restrictions affect and, in some cases, significantly limit or prohibit, among other things, our ability and the ability of our subsidiaries to incur additional indebtedness, create liens, make investments, issue stock and sell assets. Our senior note indentures restrict our ability to incur indebtedness, other than indebtedness to finance the acquisition of equipment, inventory or network assets and other specified indebtedness, by requiring compliance with specified leverage ratios. Our senior secured credit facility and our capital lease facility also contain restrictions on our ability to incur indebtedness.

   The amount of debt we have could adversely affect us in a number of ways, including by:

  . limiting our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

  . limiting our flexibility in planning for, or reacting to, changes in our business;

  . placing us at a competitive disadvantage relative to our competitors who have less debt;

  . making us more vulnerable to a downturn in our business or the economy generally; and

  . requiring us to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, rather than for working capital and capital expenditures.

We may not be able to manage our growth successfully.

   The expansion and development of our business will depend upon, among other things, our ability to:

  . secure financing;

  . successfully implement our sales and marketing strategy;

  . evaluate markets;

  . design fiber routes;

  . install facilities;

  . acquire rights-of-way;

  . obtain any required government authorizations;

  . interconnect to, and colocate with, facilities owned by incumbent carriers; and

  . obtain appropriately priced unbundled network elements and wholesale services from incumbent carriers.

   Our inability to manage our growth effectively could have a material adverse effect on our business, results of operations and financial condition. We must accomplish the foregoing tasks in a timely manner, at reasonable cost and on satisfactory terms and conditions. Our growth has placed, and our anticipated future growth may also place, a significant strain on our administrative, operational and financial resources. Our ability to manage our growth successfully will require us to enhance our operational, management, financial and information systems and controls, and to hire and retain qualified sales, marketing, administrative, operating and technical personnel. We cannot assure you that we will be able to do so. In addition, as we increase our service offerings and expand our targeted markets, there will be additional demands on customer support, sales and marketing, administrative resources and network infrastructure.

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

  . regulatory uncertainties;

  . operating and technical problems;

  . the need to establish and maintain interconnection and colocation arrangements with incumbent carriers in our target markets; and

  . the potential difficulties of offering local telephone services.

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

   Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. For example, prices for long distance services and for data transmission services have declined substantially in recent years. These prices may continue to decline, which will adversely affect our gross margins as a percentage of revenues. In addition, if the FCC authorizes BellSouth to provide in-region long distance services in one or more of our markets, we anticipate that local and long distance pricing in these markets will become even more competitive. Many of our existing and potential competitors also have financial, technical and other resources and customer bases and name recognition far greater than our own. We cannot assure you that we will be able to achieve or maintain adequate market share or revenues or compete effectively in any of our markets. For additional information on the competitive environment in which we operate and on how regulatory developments may increase competition, see "Competition" and "Regulation" above.

We face significant challenges in offering local telephone services, including the need to make significant investments and compete with established providers.

   We will have to continue to make significant operating and capital investments and to address numerous operating complexities to implement our local telephone services strategy. Because of these and possible other unknown factors, we cannot assure you that we will be successful in implementing our local services strategy. Our inability to implement this strategy could have a material adverse affect on our business, results of operations and financial condition. To implement our local services strategy, we are required to:

  . develop new products, services and systems;

  . develop new marketing initiatives;

  . train our sales force in connection with selling these services; and

  . implement the necessary billing and collecting systems for these services.

   We expect to continue to face significant pricing and product competition from the regional Bell operating companies, whose core business is providing local dial tone service and who are currently the dominant providers of services in their markets. We also will face significant competitive product and pricing pressures from other incumbent carriers and from other companies like us that attempt to compete in the local services market.

The long distance transmission industry is subject to pricing pressures and risks of industry over-capacity.

   The long distance transmission industry generally has experienced over-capacity and declining prices. These trends have exerted downward pressure on the prices we charge for our broadband transport services, and we anticipate that prices for these services will continue to decline over the next several years. Dramatic and substantial price reductions in the long distance industry could force us to reduce our prices significantly, which could have a material adverse effect on our business, financial condition and results of operations.

   We expect these price declines will occur because:

  . some long distance carriers are expanding their capacity generally;

  . other existing long distance carriers and potential new carriers are constructing new fiber optic and other long distance transmission networks in the southern United States, and BellSouth is likely to receive authority to use its excess capacity to market long distance service to customers in its primary markets;

  . expansion and new construction of transmission networks is likely to create substantial excess capacity relative to demand in the short- or medium-term, and companies building these networks are likely to install fiber optic cable that provides substantially more transmission capacity than will be needed because the cost of fiber is a relatively small portion of the overall cost of constructing new lines;

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

   Although the local telephone services market was opened to competition through the passage of the Telecommunications Act in 1996, the FCC and the states are still implementing many of the rules and policies necessary for local telephone competition and addressing other related consumer issues. As a result, we believe that we may see increased state regulation of competitive carriers.

We depend on access service from incumbent carriers to provide long distance and interexchange private services, and we could be adversely affected if we do not benefit from reduced access charges at least as much as our competitors.

   We depend on incumbent carriers to provide access service for the origination and termination of our toll long distance traffic and interexchange private lines.We could be adversely affected if we do not experience access cost reductions proportionally equivalent to those of our competitors. Historically, charges for access service have made up a significant percentage of the overall cost of providing long distance service. In 1998, the FCC implemented changes to its interstate access rules that, among other things, have reduced per-minute access charges and substituted new per-line flat rate monthly charges. The FCC also approved reductions in overall access rates, and established new rules to recover subsidies to support universal service and other public policies. Additional access charge adjustments were implemented in July 2000, and others are expected in the future. The impact of these changes on our competitors or us is not yet clear. New Internet-based competitors generally are exempt from these charges, which could give them a significant cost advantage in this area.

If we are unable to interconnect with BellSouth and other incumbent carriers on acceptable terms, our ability to offer local telephone services will be adversely affected.

   Incumbent carriers meet their obligations under the Telecommunications Act through the use of interconnection agreements negotiated under regulatory supervision with competitive carriers like ITC/\DeltaCom. We cannot assure you that we will be able to enter into or renew interconnection agreements that permit us to offer local services at rates that are profitable or competitive. These agreements have been the subject of ongoing disputes and key issues remain open. Our ability to negotiate interconnection agreements on a timely basis and on favorable terms is critical to our ability to provide local services on a competitive and profitable basis. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services would have a material adverse effect on our ability to provide local telephone services.

   Our March 1997 interconnection agreement with BellSouth, which expired on July 1, 1999, was our most significant interconnection agreement and enabled us to provide local telephone services in all nine states in which BellSouth operates. The agreement provides that the parties will continue to exchange traffic according to the terms and conditions of the agreement until new terms, conditions and prices are ordered by a state public utility commission or negotiated by the parties. The new terms, conditions and prices would then be effective retroactive to July 1, 1999. We have negotiated new interconnection agreements with BellSouth for services in Florida and North Carolina and have opted into an existing interconnection agreement between BellSouth and another carrier for services in Mississippi. We continue to negotiate new interconnection agreements with BellSouth for the remaining six BellSouth states. We cannot assure you that we will be able to enter into new interconnection agreements with BellSouth for these remaining states on favorable terms, if at all. If we are unable to enter into favorable interconnection agreements in our current or target markets, our business, results of operations and financial condition may be materially adversely affected.

   Under the Telecommunications Act, the regional Bell operating companies will not be permitted to provide in-region long distance service to customers in their primary markets until there is adequate competition in the local services industry. This provides some incentive to these carriers to provide access to their facilities to competitive new entrants such as ITC/\DeltaCom. We cannot assure you, however, that once BellSouth or other regional Bell operating companies are permitted to offer in-region long distance service, they will continue to be willing to enter into interconnection agreements with us that will enable us to provide local services on competitive and profitable terms.

We are dependent upon rights-of-way and other third-party agreements to expand and maintain our fiber optic network.

   To construct and maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various private parties, including actual and potential competitors and local governments. We cannot assure you that we will continue to have access to existing rights-of-way and franchises after the expiration of our current agreements, or that we will obtain additional rights necessary to extend our network on reasonable terms. In addition, third parties have challenged and may challenge in the future our use of rights-of-way obtained by others. If a franchise, license or lease agreement were terminated and we were forced to remove or abandon a significant portion of our network, such termination could have a material adverse effect on our business, results of operations, and financial condition. Similarly, our business plans could be adversely affected if our network expansion is hindered through delays or denials of rights-of-way, easements or related licenses on competitive terms. For information on legal proceedings related to some of our rights-of-way, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our business, results of operations and financial condition.

   Cancellation or non-renewal of any of our significant network agreements could materially adversely affect our business, results of operations and financial condition. We have effectively extended our network with minimal capital expenditures by entering into marketing and management agreements with three public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Under these agreements, which have remaining terms ranging from one to four years, we generally earn a commission based upon a percentage of the gross revenues generated by the sale of capacity on the utility's networks. We also purchase network capacity to some cities in North Carolina and South Carolina not covered by the owned and operated portion of our network under a buy-sell agreement with CFN FiberNet, which manages fiber optic facilities in those two states and in one additional state. Our agreement with CFN FiberNet expires in February 2004.

   Two of our three agreements with the public utility companies are nonexclusive. We may encounter competition for capacity on the utilities' networks from other service providers that enter into comparable arrangements with the utilities. Any reduction in the amount of capacity that is made available to us could adversely affect us. To the extent that we are unable to establish similar arrangements in new markets, we may be required to make additional capital expenditures to extend our fiber optic network.

   Our business also could be materially adversely affected by a cable cut or equipment failure along our fiber optic network. A portion of our fiber optic network is not protected by electronic redundancy or geographical diverse routing. Our lack of these protections would not enable us to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure or to an entirely different fiber optic route, assuming capacity is available, in the event of a total cable cut.

We depend on a few large customers for a significant percentage of our revenues and cannot assure you that we will be able to retain those customers.

   The table below sets forth, for 2000 and 1999, the approximate percentages of our consolidated revenues generated by our five largest retail services customers and our two largest broadband transport services customers:

                                              Year Ended        Year Ended
                                           December 31, 2000 December 31, 1999
                                           ----------------- -----------------
Five largest retail services customers....        7.5%             11.3%
Two largest broadband transport services
 customers................................       11.5%             10.6%

   We cannot assure you that we will be able to retain our customers. The loss of, or a significant decrease of business from, any of our largest customers would have a material adverse effect on our business, results of operations and financial condition.

   For both retail services and broadband transport services, our customers generally have concurrent arrangements with more than one service provider. This enables our customers to reduce their use of our services and switch to other providers without incurring significant expense. Our agreements with our customers generally provide that the customer may terminate service without an early discontinuance charge in the event of specified types of outages in service and for other defined causes. As of December 31, 2000, our broadband transport services business had remaining future long-term contract commitments totaling approximately $95.3 million. Some of those contractual commitments provide that, if the customer is offered lower pricing with respect to any circuit by another carrier, the customer's commitment to us will be reduced to the extent we do not match the price for such circuit and the customer purchases such circuit from the other carrier.

We depend on sophisticated billing, customer service and information systems.

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

   The telecommunications industry is subject to rapid and significant changes in technology. We may be required to select one emerging technology over another, but it will be impossible to predict with any certainty, at the time we are required to make our investment, which technology will prove to be the most economic, efficient or capable of attracting customer usage. Unexpected developments, or our failure to adapt to them, could have a material adverse effect on our business, results of operations and financial condition.

Our success depends on our ability to attract and retain key personnel.

   Our business is currently managed by a small number of key management and operating personnel, including our executive officers. We do not have employment agreements with, nor do we maintain "key man" insurance on, these employees. The loss of the services of key personnel, or the inability to attract, recruit and retain sufficient or additional qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

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

  . availability or announcement of alternative technologies; and

  . general economic conditions.

   These factors and any resulting fluctuations in our operating results will make period-to-period comparisons of our financial condition less meaningful and could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Properties.

   We have completed construction on approximately 45% of the total planned floor space of approximately 376,000 square feet for e/\deltacom's data center in Suwanee, Georgia. The remaining construction on the data center is expected to be completed during 2001.

   We completed construction of our new corporate headquarters in West Point, Georgia in April 1999.

   We own switch sites in Anniston, Birmingham and Montgomery, Alabama and Nashville, Tennessee and lease space for a network operations center and a switch site in Arab, Alabama. We also lease space for our switch sites in the following locations:

  . Jacksonville, Ocala and West Palm Beach, Florida;

  . Atlanta, Georgia;

  . Gulfport, Mississippi;

  . Greensboro, North Carolina;

  . Columbia, South Carolina; and

  . Houston, Texas.

The leases for these switch sites expire on various dates from 2002 to 2014.

   We have constructed a multi-service facility in Anniston, Alabama to function as a centralized switching control center for our network and an operator services center. In addition, we lease space to operate a customer network operations center in Atlanta, Georgia.

   We operate branch offices in the following locations:

  . Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and
    Montgomery, Alabama;

  . Daytona, Ft. Lauderdale, Jacksonville, Ocala, Orlando, Pensacola,
    Tallahassee and Tampa, Florida;

  . Albany, Atlanta (two offices), Augusta, Columbus and Macon, Georgia;

  . New Orleans and Baton Rouge, Louisiana;

  . Biloxi, Greenwood, Hattiesburg, Jackson and Tupelo, Mississippi;

  . Charlotte, Greensboro and Raleigh, North Carolina;

  . Charleston, Columbia and Greenville, South Carolina; and

  . Chattanooga, Knoxville and Nashville, Tennessee.

The leases for these branch offices expire on various dates from 2001 through 2005. We also lease office space for various administrative functions, including accounting, legal, sales and human resources in Huntsville, Alabama, and own an administrative office in Arab, Alabama.

   As part of our fiber optic network and switched service system, we own or lease rights-of-way, land, office space and towers throughout the southern United States.

   We own land and microwave transmission towers at various locations in Alabama.

   We expect to lease or purchase additional office space and switching and other network facilities in connection with the planned expansion of our network.

Item 3. Legal Proceedings.

   We are a party to legal proceedings in the ordinary course of our business, including disputes with contractors or vendors, which we believe are not material to our business. We also are a party to regulatory proceedings affecting the relevant segments of the communications industry generally. For a description of legal proceedings involving rights-of-way upon which portions of our network are dependent, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

Item 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to our security holders in the fourth quarter of 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   Our common stock is traded on the Nasdaq National Market under the symbol "ITCD." The following table sets forth for the last two years the high and low sales prices per share of the common stock as reported by the Nasdaq National
Market:

   1999                                                           High     Low
   ----                                                          ------- -------
   First Quarter................................................ $22.000 $12.500
   Second Quarter...............................................  40.750  19.750
   Third Quarter................................................  32.500  22.063
   Fourth Quarter...............................................  31.500  22.500

   2000                                                           High     Low
   ----                                                          ------- -------
   First Quarter................................................ $43.500 $24.750
   Second Quarter...............................................  35.625  16.312
   Third Quarter................................................  23.250   8.375
   Fourth Quarter...............................................  12.500   4.375

   On March 28, 2001, there were approximately 835 holders of record of our common stock.

   We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of our Board of Directors to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including our earnings, operations, capital requirements, financial condition, restrictions in financing agreements and other factors deemed relevant by the Board of Directors. The indentures under which we have issued our publicly traded senior notes, the agreement for our $160 million senior secured credit facility and the agreement for our $40 million capital lease facility contain restrictions on our ability to pay cash dividends. We must satisfy debt incurrence and other financial tests to pay cash dividends under these agreements.

Item 6. Selected Financial Data.

   The following table sets forth selected financial and operating data for ITC/\DeltaCom. The selected historical statement of operations data for each of the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and the selected historical balance sheet data for the years then ended have been derived from the consolidated financial statements that have been audited by Arthur
Andersen LLP, independent public accountants.

                                         Year Ended December 31,
                          ----------------------------------------------------------
                             2000        1999        1998     1997(a)(b)   1996(c)
                          ----------  ----------  ----------  ----------  ----------
Income Statement Data:
Operating revenues......  $  363,648  $  244,844  $  171,838  $  114,590  $   66,518
                          ----------  ----------  ----------  ----------  ----------
Expenses:
 Cost of services.......     155,000     118,721      82,979      54,550      38,756
 Selling, operations and
  administration........     151,050      96,854      64,901      38,255      18,876
 Depreciation and
  amortization..........      86,519      53,810      30,887      18,332       6,438
                          ----------  ----------  ----------  ----------  ----------
 Total expenses.........     392,569     269,385     178,767     111,137      64,070
                          ----------  ----------  ----------  ----------  ----------
Operating (loss)
 income.................     (28,921)    (24,541)     (6,929)      3,453       2,448
Equity in losses of
 unconsolidated
 subsidiaries...........           0           0           0           0      (1,590)
Interest expense........     (55,482)    (45,293)    (31,930)    (21,367)     (6,173)
Interest and other
 income (expense), net..      14,337      14,949       6,499       4,251         172
                          ----------  ----------  ----------  ----------  ----------
Loss before income
 taxes, preacquisition
 loss and extraordinary
 item...................     (70,066)    (54,885)    (32,360)    (13,663)     (5,143)
Income tax (benefit)
 expense................        (512)         94      (6,454)     (3,324)     (1,233)
Preacquisition loss.....           0           0           0          74           0
Extraordinary item (net
 of tax)................      (1,321)          0      (8,436)       (508)          0
                          ----------  ----------  ----------  ----------  ----------
 Net loss...............  $  (70,875) $  (54,979) $  (34,342) $  (10,773) $   (3,910)
                          ==========  ==========  ==========  ==========  ==========
Basic and diluted net
 loss per common
 share:(d)(e)
 Before extraordinary
  loss..................  $    (1.14) $    (0.98) $    (0.51) $    (0.26) $    (0.10)
 Extraordinary loss.....       (0.02)       0.00       (0.16)      (0.01)       0.00
                          ----------  ----------  ----------  ----------  ----------
 Net loss...............  $    (1.16) $    (0.98) $    (0.67) $    (0.27) $    (0.10)
                          ==========  ==========  ==========  ==========  ==========
Basic weighted average
 common shares
 outstanding(d)(e)......  60,928,387  56,370,269  50,972,361  40,249,816  38,107,350
Diluted weighted average
 common shares
 outstanding(d)(e)......  60,928,387  56,370,269  50,972,361  40,249,816  38,203,852

Balance Sheet Data:
Working capital.........  $   85,094  $  244,913  $  190,118  $  116,446  $    3,415
Total assets............   1,048,526     807,598     587,517     386,104     113,208
Long-term debt, advances
 from ITC Holding and
 capital lease
 obligations, including
 current portions.......     713,869     516,907     417,934     203,889      75,443
Stockholders' equity....     181,053     218,162     118,200     148,266      19,257

Other Financial Data:
Capital expenditures....     309,831     165,540     147,842      43,874       6,173
Cash flows provided by
 (used in) operating
 activities.............      45,931      (5,334)      9,512       6,302       8,189
Cash flows used in
 investing activities...     305,208     149,995     118,166      93,854      72,694
Cash flows provided by
 financing activities...     151,986     219,593     198,447     180,625      65,150
EBITDA, as adjusted(f)..      57,598      29,269      23,958      21,785       8,886
Ratio of earnings to
 fixed charges(g).......         --          --          --          --          --

--------
(a) On March 27, 1997, ITC/\DeltaCom purchased fiber and fiber-related assets, including a significant customer contract for network services in Georgia, from SCANA Corporation. The results of operations for these assets are included in ITC/\DeltaCom's consolidated statements of operations beginning March 27, 1997.

(b) On March 27, 1997, ITC/\DeltaCom purchased the remaining 64% partnership interest in Gulf States FiberNet that it did not already own from SCANA. Gulf States FiberNet's revenues and expenses have been included in the consolidated statement of operations data effective January 1, 1997, with the preacquisition loss attributable to the previous owner deducted to determine the consolidated net loss for the year ended December 31, 1997.
(c) On January 29, 1996, our predecessor purchased DeltaCom, Inc., which subsequently was renamed ITC/\DeltaCom Communications, Inc. and became one of our subsidiaries as part of a 1997 reorganization of ITC Holding Company, Inc. and its affiliated entities. That company's results of operations are included in the historical statement of operations data since the date of acquisition.
(d) On September 4, 1998, ITC/\DeltaCom effected a two-for-one stock split of its common stock in the form of a stock dividend. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.
(e) Pursuant to SEC Staff Accounting Bulletin 98, for periods prior to the completion of the initial public offering of our common stock, basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the period and nominal issuances of common stock and common stock equivalents, regardless of whether they are anti-dilutive.
(f) EBITDA, as adjusted, represents earnings before extraordinary item, preacquisition loss, equity in losses of unconsolidated subsidiaries, net interest, other income and other expenses, income taxes, and depreciation and amortization. EBITDA, as adjusted, is provided because it is a measure commonly used in the industry. EBITDA, as adjusted, is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.
(g) Earnings consist of income before income taxes, plus fixed charges. Fixed charges consist of interest charges and amortization of debt issuance costs and the portion of rent expense under operating leases representing interest, estimated to be one-third of such expense. Earnings were insufficient to cover fixed charges for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 by $70.1 million, $54.9 million, $32.4 million,
    $13.7 million and $5.1 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   We have included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in our industry. EBITDA, as adjusted, represents earnings before extraordinary item, preacquisition loss, equity in losses of unconsolidated subsidiaries, net interest, other income and other expenses, income taxes, and depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.

Overview

   We provide integrated voice and data telecommunications services on a retail basis to mid-size and major regional businesses in the southern United States. We also are a leading regional provider of wholesale long-haul services, which we refer to as our "broadband transport services," to other telecommunications companies. In connection with these businesses, we own, operate and manage an extensive fiber optic network in the southern United States.

   We provide our retail services individually or in a bundled package tailored to the business customer's specific needs. At December 31, 2000, we provided our retail services to approximately 13,700 business customers in 37 metropolitan areas and had sold approximately 303,700 access lines, of which approximately 226,650 had been installed. Our retail services business generated revenues of $269.9 million in 2000, $172.0 million in 1999 and $119.9 million in 1998.

   Our broadband transport services include the provision of long-haul telecommunications transmission capacity on our network to other telecommunications carriers and the switching and transportation of telecommunications traffic for these carriers. During 2000, we extended our fiber network approximately 1,390 route miles to approximately 9,640 route miles. We own the network fiber and related electronics for approximately 5,940 of our total network route miles and we manage and market under our own name the network fiber and related electronics for the remaining 3,700 route miles under long-term agreements with the owners of those networks. Our broadband transport services business generated revenues of $83.3 million in 2000, $72.9 million in 1999 and $51.9 million in 1998.

   In March 2000, we inaugurated a new line of business, which we refer to as e/\deltacom. e/\deltacom provides colocation services, managed services and professional services integral to operating important business applications over the Internet. e/\deltacom also provides a wide range of optional configurations and services. e/\deltacom, which began generating revenues in May 2000, had revenues of $10.4 million in 2000.

   Operating Revenues. Retail services and broadband transport services currently account for the vast majority of our operating revenues.

   Retail Services. We currently provide local service by using our network and facilities and by reselling the services of incumbent carriers. Since our initial offering of local service in 1997, we have steadily increased the percentage of services we provide over our own network and facilities compared to the services we provide by reselling the services of the incumbent carriers. We expect that this trend, which reduces our costs of providing these services, will continue during 2001. At December 31, 2000, approximately 78% of the lines we had in service were provided over our own network and facilities compared to approximately 57% at December 31, 1999. At December 31, 2000, we offered local telephone services in all of the 37 markets in which we provided our retail services.

   We expect that, as we increase our provision of local service on a facilities basis rather than on a resale basis, we will reduce the access costs we incur when we sell our end-user customers long distance services and realize increased revenues from the originating and terminating switched access services we provide to other carriers that originate or terminate calls for our local end-user customers. Some incumbent carriers, including BellSouth, have taken the position that, when a carrier provides local service by obtaining all necessary elements from the incumbent carrier in a combined form, the incumbent carrier retains the right to receive the access revenues generated by customers served through the use of those elements. Important issues related to this form of interconnection remain open, including issues related to when a competitor can obtain network elements used for, among other things, access purposes, and legal challenges related to these issues are likely.

   We have derived, and expect we will continue to derive, an increasing percentage of our revenue from local services, primarily local services provided under our interconnection agreements with the incumbent carriers. We expect that gross margin as a percentage of revenues associated with our facilities-based local retail services will be slightly higher than the gross margin as a percentage of revenues associated with our long distance retail services. We cannot assure you that we will be able to enter into additional interconnection agreements on terms acceptable to us or at all, or that the incumbent carriers will provide the operational support required for us to provide local services to end-users.

   During 2000, we reached a settlement with BellSouth of our long-standing dispute over BellSouth's payment of reciprocal compensation to us for local calls placed by customers of BellSouth and terminated to our customers, including calls terminated to our Internet service provider customers. The settlement agreement provides for the settlement of all amounts claimed by us to be due for reciprocal compensation before the date of the agreement at rates consistent with or in excess of amounts previously recognized by us as revenue. The agreement also establishes rates for all reciprocal compensation traffic on our network for the portion of 2000 that remained after the date of the settlement agreement, for 2001 and for 2002. The terms of the settlement agreement are not subject to modification by changes in law or subsequent FCC, court or state commission decisions.

   The settlement agreement provided for a cash payment of approximately $53 million, which BellSouth made in October 2000. This payment represents payment for reciprocal compensation amounts billed to BellSouth before the date of the settlement agreement and for estimated reciprocal compensation billings after the date of the settlement agreement through December 31, 2001. The portion of the payment related to 2001 is subject to reconciliation procedures beginning in July 2001 to determine whether the expected reciprocal compensation traffic amounts upon which the prepayment is computed have been realized. The settlement agreement also provides for the prepayment by BellSouth of $24 million to us in December 2001 related to expected reciprocal compensation traffic levels in 2002. This additional amount also will be subject to reconciliation procedures based upon the actual amount of reciprocal compensation traffic during 2002. In addition, we have agreed to limit our reciprocal compensation received from BellSouth to $27.5 million in 2001 and $29.5 million in 2002.

   Effective May 2000, we entered into an agency agreement with an equipment and hardware provider to market and sell equipment and hardware to our customers. We recognize commission revenues resulting from this agreement equal to any gross margin we retain after payment to the supplier. These non-recurring revenues are combined for financial reporting purposes with revenues from sales of customer premise equipment, other equipment and software.

   Although we expect that a significant portion of our revenue growth will come from our retail services business, we do not expect our retail services to obtain a significant share of the market for telecommunications services in the southern United States. The customer contracts for our retail services generally provide for payment in arrears based on minutes of use for switched services and payment in advance for local exchange and private line services. The contracts generally provide that the customer may terminate the affected services without penalty in the event of specified outages in service and for other defined causes. The contracts also typically provide that the customer must use at least a minimum dollar amount of switched long distance services per month for the term of the contract. During the past several years, market prices for many telecommunications services segments have been declining. To maintain and develop our customer base in response to these and other competitive pressures, we have modified some of our retail contracts to extend lower rates over longer terms to selected customers. We may decide in the future to modify other retail customer contracts in a similar manner to emphasize lower pricing and longer commitment periods.

   Broadband Transport Services. We derive commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force in servicing the utility-owned portions of the network as we do for the portions owned by us. Our commission revenues from these arrangements amounted to approximately $10.2 million for 2000, $8.4 million for 1999 and $3.8 million for 1998.

   We provide wholesale long-haul telecommunications transmission services to our broadband transport customers on a "take or pay" long-term basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the "take or pay" or individual circuit contract has expired. As of December 31, 2000, we had remaining future long-term contract commitments totaling approximately $95.3 million. These contracts expire on various dates through 2008 and are expected to generate approximately $88.2 million in revenues for us through 2005.

   Proceedings Affecting Rights-of-Way. A portion of our network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power and several landowners who have granted Mississippi Power rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power could not use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power. We were not a party to the proceeding until after the January 1999 order. The Circuit Court of the First Judicial District Court of Jasper County, Mississippi directed us on June 15, 2000 to cease using that portion of our fiber optic network located on Mississippi Power's rights-of-way in Jasper County. At our request, the Mississippi Supreme Court stayed the application of the District Court's order pending the Mississippi Supreme Court's decision on our appeal.

   We have rerouted substantially all of the circuits on the affected portion of our network so that, if the court's order is enforced, we expect to be able to continue to provide services to our customers along the affected route without material disruption. The affected portion of our network, however, would not be protected by geographically diverse routing, which enables traffic to be rerouted in the event of electronic failures or total or partial cable cuts along the route. In the event of an electronics failure or cable cut, these protections would significantly reduce the duration of any outages in the affected area. We are continuing our search to purchase rights-of-way in an attempt to minimize the potential loss of route diversity for the portion of our network that would be affected by the court's order, if it is enforced. As of the date of this report, we cannot determine whether we will be able to secure these protections at reasonable costs, within a reasonable period of time or at all.

   We utilize the rights-of-way of Gulf Power Company in Florida for a portion of our network. In the fourth quarter of 2000, Gulf Power was sued by two landowners who claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit us or other carriers to transmit telecommunications services over the rights-of-way. We are not a party to this litigation, but we would be adversely affected if, as a result of this litigation, Gulf Power were required to cease allowing us to use the rights-of-way for a portion of our network.

   Operating Expenses. Our principal operating expenses consist of cost of services, selling, operations and administration expenses, and depreciation and amortization.

   Cost of Services. Cost of services related to our retail services consists primarily of access charges and local facility charges paid to incumbent and other carriers, as well as wholesale carrier origination, termination and interexchange facility charges paid to other carriers.

   Cost of services related to our broadband transport services are substantially all fixed costs attributable to:

  .  the leasing of dark fiber under long-term operating leases;

  . the leasing of capacity outside our owned or managed network, which we refer to as "off-net capacity," to meet customer requirements for network capacity generally in areas where we plan to extend our network; and

  . network costs associated with the provision of signaling system 7 services, which allow us to monitor the status of lines and circuits on the network, alert us to events occurring on the network, and transmit routing and destination signals over the network.

   Cost of services for e/\deltacom currently consist of third-party contract personnel, direct labor costs and manufacturers' service contracts. As e/\deltacom continues to increase its Web hosting and server colocation revenues, we expect that the primary cost of services for this segment will consist of utility costs to support the data center, direct labor costs and access charges paid to carriers for access to their networkis.

   Selling, Operations and Administration Expenses. Selling, operations and administration expenses consist of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration.

   Depreciation and Amortization. Depreciation and amortization include depreciation of our telecommunications network and equipment and amortization of goodwill and other intangible assets related to acquisitions, primarily the acquisition of DeltaCom, Inc. in 1996, our acquisition of AvData Systems, Inc. in 1999 and our acquisition of Bay Data Consultants, Inc. in 2000.

   As we expand into new geographic markets, add new branch offices and facilities, and enlarge our current service offerings, we expect cost of services, selling, operations and administration expenses and depreciation and amortization to increase. Accordingly, we expect to continue to incur operating losses at least through the end of 2002. Although we anticipate that we will generate positive cash flow from operations, we expect that cash flows will be more than offset by capital expenditures at least through the end of 2002 as we continue to implement our business plan. As we continue to use unbundled network elements of the incumbent carriers to provide services over our network and facilities instead of reselling services over the networks of the incumbent carriers, we expect gross margin on local service to continue to improve. We expect that this improvement will result from reduced access charges and from efficiencies realized through increased reliance on the owned portion of our network. Competitive market pressures to reduce prices for our retail services, however, could offset these expected margin improvements.

Other Information About Our Business

   The following table shows for 2000, 1999 and 1998 the percentages of total operating revenues generated by our categories of services:

                                                                2000 1999 1998
                                                                ---- ---- ----
   Local/data/Internet......................................... 42%  26%  15%
   Long distance............................................... 24%  36%  48%
   Broadband transport......................................... 24%  30%  30%
   Customer premise equipment, other equipment and software-
    nonrecurring revenue.......................................  7%   5%   4%
   Other.......................................................  3%   3%   3%

   The foregoing percentages do not reflect the effect of a one-time net benefit of $14.3 million that we recorded in 2000 pursuant to a settlement agreement with BellSouth related to reciprocal interconnection charges.

   The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except market, colocation and switch data, are rounded to the nearest whole number.

                         December 31, September 30, June 30,  March 31, December 31,
                             2000         2000        2000      2000        1999
                         ------------ ------------- --------  --------- ------------
Cumulative markets......        37            35         34         33         33
Business customers
 served-retail
 services*..............    13,700        13,460     13,330     13,000     12,375
Route miles.............     9,640         8,970      8,530      8,320      8,250
Colocations.............       176           142        125        125        125
Voice switches..........        13            13         11         10         10
ATM switches............        10            10         10         10         10
Frame relay switches....        17            17         17         17         17
Unisphere SMX-2100
 switches...............        37            23          9          8          4
Passport switches.......        36            36          0          0          0
Number of employees.....     2,445         2,250      2,075      1,750      1,640
Lines sold cumulative...   303,700       249,800    223,000    148,000    128,200
Lines installed
 cumulative.............   226,650       176,650    148,350    119,300    101,500
Lines installed/lines
 sold percentage........        75%           71%        67%        81%        79%

--------
* Reflects the combination of multiple accounts of some customers into a single customer account.

Results of Operations

   The following tables present, for the periods indicated, selected statements of operations data in dollars and as a percentage of revenues for our retail services, broadband transport services and e/\deltacom segments. The dollar amounts are shown in thousands.


                                             Retail Services
                                         Year Ended December 31,
                                  -------------------------------------------
                                    2000     %     1999     %     1998     %
                                  --------  ---  --------  ---  --------  ---
Operating revenues............... $269,947  100% $171,991  100% $119,936  100%
Cost of services.................  138,850   51   107,950   63    75,337   63
                                  --------       --------       --------
Gross margin.....................  131,097   49    64,041   37    44,599   37
                                  --------       --------       --------
Selling, operations and
 administration..................  101,743   38    72,703   42    50,490   42
Depreciation and amortization....   45,164   17    24,871   14    11,669   10
                                  --------       --------       --------
Total operating expenses.........  146,907   55    97,574   56    62,159   52
                                  --------       --------       --------
Operating loss................... $(15,810)  (6) $(33,533) (19) $(17,560) (15)
                                  ========       ========       ========
EBITDA, as adjusted.............. $ 29,354   11  $ (8,662)  (5) $ (5,891)  (5)
                                  ========       ========       ========

                                         Broadband Transport Services
                                            Year Ended December 31,
                                     ----------------------------------------
                                       2000     %     1999    %    1998    %
                                     --------  ----  ------- ---  ------- ---
Operating revenues.................. $ 83,336   100% $72,853 100% $51,902 100%
Cost of services....................    9,387    11   10,771  15    7,642  15
                                     --------        -------      -------
Gross margin........................   73,949    89   62,082  85   44,260  85
                                     --------        -------      -------
Selling, operations and
 administration.....................   32,986    40   24,151  33   14,411  28
Depreciation and amortization.......   37,930    45   28,857  40   19,136  37
                                     --------        -------      -------
Total operating expenses............   70,916    85   53,008  73   33,547  65
                                     --------        -------      -------
Operating income.................... $  3,033     4  $ 9,074  12  $10,713  20
                                     ========        =======      =======
EBITDA, as adjusted................. $ 40,963    49  $37,931  52  $29,849  57
                                     ========        =======      =======

                                                  e/\deltacom
                                            Year Ended December 31,
                                     ----------------------------------------
                                       2000     %     1999    %    1998    %
                                     --------  ----  ------- ---  ------- ---
Operating revenues.................. $ 10,365   100%     --           --
Cost of services....................    6,763    65      --           --
                                     --------        -------      -------
Gross margin........................    3,602    35      --           --
                                     --------        -------      -------
Selling, operations and
 administration.....................   16,321   158      --           --
Depreciation and amortization.......    3,343    32      --           --
                                     --------        -------      -------
Total operating expenses............   19,664   190      --           --
                                     --------        -------      -------
Operating loss...................... $(16,062) (155)     --           --
                                     ========        =======      =======
EBITDA, as adjusted................. $(12,719) (123)     --           --
                                     ========        =======      =======

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

   Operating Revenues. Total operating revenues increased $118.8 million, or 48.5%, from $244.8 million for the year ended December 31, 1999 to $363.6 million for the year ended December 31, 2000.

   Revenues from our retail services increased $97.9 million, or 56.9%, from $172.0 million for 1999 to $269.9 million for 2000. The increase in our retail services revenues was primarily attributable to the following factors:

  . increased revenues generated by our local, data and Internet products, which, excluding the effects of one-time net benefits from prior-period amounts of interconnection agreement settlements with BellSouth, accounted for 42% of total operating revenues, compared to 26% in 1999;

  . receipt of a one-time net benefit of approximately $14.3 million for 2000 related to the prior-period amounts of the interconnection agreement settlements with BellSouth and $1.8 million related to an interconnection agreement settlement with Sprint;

  . continued growth in access lines installed, which increased by approximately 125,150 lines from December 31, 1999 to December 31, 2000;

  . continued success selling multiple services to our new customers and additional services to our existing customer base, which we believe supports our bundled approach to offering our products;

  . continued stability in the rate of revenue loss from former customers from period to period; and

  . continued increase in the number of customers served, from 12,375 at December 31, 1999 to 13,700 at December 31, 2000.

   The increase in our revenues from retail services during 2000 was partially offset by a continued decrease in the rate per minute of use we charge for the services we price per minute of use, including reductions in the rate per minute of use we charge some of our large customers for these services, and by an increase in revenues from dedicated long distance services, which have a lower minute of use rate than switch services. The effect of the rate decrease per minute of use we charged our customers was partially offset by similar decreases in our cost of services. Although providing our customers with dedicated services generates lower revenue per minute of use, we expect that this approach will provide us with a greater opportunity to sell additional value-added, higher margin services, including data services, in the future. We expect continued growth in 2001 in our retail services revenues as we continue to penetrate our existing markets and as our older markets mature.

   Revenues from our broadband transport services increased $10.4 million, or 14.3%, from $72.9 million for 1999 to $83.3 million for 2000. The increase in these revenues was primarily attributable to an increasing demand for bandwidth, which is reflected in the growth of our customer base for this segment, and the expansion of our network. We expect continued growth in 2001 in our broadband transport services revenues as a result of the continued demand for bandwidth, the expansion of our network and our continued efforts to provide customers with a bundled package of our retail services and e/\deltacom service offerings.

   Revenues from our e/\deltacom segment for 2000 totaled $10.4 million and were primarily related to professional services, including the sale of maintenance contracts and services. We expect this segment to experience revenue growth as we continue to sign customers to colocation and Web server hosting contracts and integrate additional offerings through the e/\deltacom data center.

   No single customer of our retail services, broadband transport services or e/\deltacom services represented over 10% of our total operating revenues for 2000.

   Cost of Services. Total cost of services increased $36.3 million from $118.7 million for 1999 to $155.0 million for 2000.

   Cost of services for our retail services increased $30.9 million from $107.9 million for 1999 to $138.8 million for 2000. Cost of services as a percentage of revenues from our retail services decreased to 51% for 2000 from 63% for 1999. The decrease in our cost of services as a percentage of revenues for 2000 was primarily attributable to the following factors:

  . a continued increase in sales of facilities-based services as a percentage of our total sales;

  . a continued increase in the sales of higher gross margin services, particularly sales of our data services;

  . the continued migration of resale services to the portion of our network and facilities we own and operate; and

  . continued reductions in access costs, primarily access costs we incur for the services we price per minute of use.

   Cost of services for our broadband transport services decreased $1.4 million from $10.8 million for 1999 to $9.4 million for 2000. Cost of services as a percentage of revenues from our broadband transport services decreased to 11% for 2000 from 15% for 1999. These decreases were primarily attributable to the continued migration of traffic to the portion of our network and facilities we own and operate, which reduced off-network costs, and to a reduction in rates charged for off-network usage.

   Cost of services attributable to our e/\deltacom segment was $6.8 million, or 65% of revenues, for 2000.

   Selling, Operations and Administration Expenses. Total selling, operations and administration expenses increased $54.2 million from $96.9 million, or 40% of revenue, for 1999 to $151.1 million, or 42% of revenue, for 2000.

   Selling, operations and administration expenses attributable to our retail services increased $29.0 million from $72.7 million, or 42% of revenue, for 1999 to $101.7 million, or 38% of revenue, for 2000. This increase was primarily attributable to costs associated with an increase in the number of our employees, our continued geographic expansion and the further expansion of our service offerings.

   Selling, operations and administration expenses attributable to our broadband transport services increased $8.8 million from $24.2 million, or 33% of revenue, for 1999 to $33.0 million, or 40% of revenue, for 2000. This increase resulted primarily from costs incurred in adding personnel to support the geographic expansion of our network, in developing the infrastructure required to support our Internet protocol-based network backbone, and in supporting our information systems and research and development activity.

   Selling, operations and administration expenses attributable to our e/\deltacom segment was $16.3 million, or 158% of revenue, for 2000.

   Depreciation and Amortization. Total depreciation and amortization increased $32.7 million from $53.8 million for 1999 to $86.5 million for 2000. Our retail services accounted for $20.3 million of the increase, which was primarily related to a full year of depreciation on new central office equipment and telecommunications equipment added to our network during 1999 and to depreciation on new central office equipment and other telecommunications equipment added to our network during 2000. Our broadband transport services accounted for $9.1 million of the increase, which was primarily attributable to a full year of depreciation on fiber and telecommunications equipment installed in 1999 and to depreciation on fiber and telecommunications equipment installed in 2000. Our e/\deltacom segment accounted for $3.3 million of the increase in depreciation and amortization expense for 2000. We expect depreciation and amortization to increase in 2001 as we add electronic equipment to our network, complete e/\deltacom's data center and realize a full year of depreciation on switches and network facilities purchased in 2000.

   Interest Expense. Total interest expense increased $10.2 million from $45.3 million for 1999 to $55.5 million for 2000. The increase in interest expense in 2000 was primarily attributable to higher average outstanding debt balances as a result of our issuance in May 1999 of $100 million principal amount of convertible subordinated notes and our incurrence in April 2000 of $160 million of borrowings under our senior secured credit facility.

   Interest Income. Total interest income from the temporary investment of available cash balances increased $600,000 from $14.2 million for 1999 to $14.8 million for 2000.

   Other Income (Expense). In connection with the mark-to-market of an interest rate swap, we recognized expense of approximately $426,000 for 2000 and income of approximately $754,000 for 1999.

   Extraordinary Item. We incurred an extraordinary loss of $1.3 million during 2000 as a result of the write-off of debt-issuance costs related to the early termination of our $50 million revolving credit facility. We did not borrow any amounts under this credit facility.

   EBITDA, as adjusted. Total EBITDA, as adjusted, increased $28.3 million from $29.3 million for 1999 to $57.6 million for 2000. EBITDA, as adjusted, net of prior-period amounts for our interconnection agreement settlements with BellSouth, was $43.3 million for 2000.

   EBITDA, as adjusted, attributable to our retail services for 2000 was $29.4 million, which represented an increase of $38.1 million from EDITDA, as adjusted, of $(8.7) million for 1999. Net of prior-period amounts for our interconnection agreement settlements with BellSouth, EBITDA, as adjusted, attributable to retail services was $15.1 million for 2000. The increase in EBITDA, as adjusted, for our retail services was primarily attributable to the following factors:

   . continued revenue growth resulting from additional service offerings and geographic expansion;

   . continued growth in sales of higher gross margin services, especially our data services;

   . maturation of older markets;

   . the continued migration of customers from our resale services to services we provide over the portion of our network we own and operate;

   . increased cost efficiencies; and

   . reductions in our off-network access costs.

   EBITDA, as adjusted, attributable to our broadband transport services increased $3.1 million to $41.0 million for 2000 from $37.9 million for 1999. The effects of this increase, which was primarily attributable to the increasing demand for bandwidth, were partially offset by the competitive pricing of our broadband transport services.

   EBITDA, as adjusted, attributable to our e/\deltacom segment was $(12.7) million for 2000.

Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

   Operating Revenues. Total operating revenues increased $73.0 million, or 42.5%, from $171.8 million for 1998 to $244.8 million for 1999.


   Revenues from our retail services increased $52.1 million, or 43.5%, from $119.9 million for 1998 to $172.0 million for 1999. The increase in our retail services revenues was primarily attributable to the following factors:

  . continued geographic expansion, including the opening of 11 branch sales offices;

  . the maturation of existing sales offices;

  . a continued increase in the number of business customers, from approximately 10,500 as of December 31, 1998 to approximately 12,375 as of December 31, 1999;

  . an increase in the diversity of our services, including an increase in revenues from our local services, telecommunications services for Internet service providers and data-related services;

  . the inclusion of revenues from the operations of AvData and SciTel since our acquisition of AvData in July 1999 and SciTel in August 1999;

  . continued growth in local lines in service, from approximately 32,200 as of December 31, 1998 to approximately 101,500 as of December 31, 1999;

  . continued growth in long distance minutes of use, the effect of which was partially offset by a decrease in long distance rates; and

  . continued stability in the rate of revenue loss from lost customers from period to period.

   Revenues from our broadband transport services increased $21.0 million, or 40.5%, from $51.9 million for 1998 to $72.9 million for 1999. The increase in revenue from our broadband transport services was primarily attributable to the following factors:

  . an increase in our customer base resulting from the continued increasing demand for bandwidth, the effect of which was partially offset by pricing pressures on some of our network routes;

  . expansion of our fiber optic network, from approximately 7,800 route miles as of December 31, 1998 to approximately 8,250 route miles as of December 31, 1999; and

  . continued growth in commissions derived from the managed, monitored and marketed portion of our network.

   No single customer of our retail services or broadband transport services represented over 10% of our total revenues for 1999.

   Cost of Services. Total cost of services increased $35.7 million from $83.0 million for 1998 to $118.7 million for 1999.

   Cost of services for our retail services increased $32.6 million from $75.3 million for 1998 to $107.9 million for 1999. Cost of services as a percentage of revenues from our retail services remained constant at 63% from 1998 to 1999. The increase in cost of services in absolute dollars for our retail services was primarily attributable to an increase in our network and other usage-based provider costs associated with our product and customer growth.

   Cost of services for our broadband transport services increased $3.1 million from $7.7 million for 1998 to $10.8 million for 1999. Cost of services as a percentage of revenues from our broadband transport services remained constant at 15% from 1998 to 1999. The increase in absolute dollars was primarily attributable to an increase in our network costs resulting from the expansion of our fiber network.

   Selling, Operations and Administration Expenses. Total selling, operations and administration expenses increased $32.0 million from $64.9 million, or 38% of revenue, for 1998 to $96.9 million, or 40% of revenue, for 1999.


   Selling, operations and administration expenses attributable to our retail services increased $22.2 million from $50.5 million, or 42% of revenue, for 1998 to $72.7 million, or 42% of revenue, for 1999. The increase in selling, operations and administration expenses in absolute dollars for our retail services was primarily attributable to the following factors:

  . an increase in the number of employees, primarily employees dedicated to sales, customer support and provisioning;

  . our continued geographic expansion, which included the opening of 11 branch sales offices; and

  . the expansion of our product lines, especially local and data services.

   Selling, operations and administration expenses attributable to our broadband transport services increased $9.8 million from $14.4 million, or 28% of revenue, for 1998 to $24.2 million, or 33% of revenue, for 1999. The increase in selling, operations, and administration expenses for our broadband transport services primarily reflected higher costs attributable to additions of personnel resulting from the geographic expansion of our network, the development of infrastructure required to support the Internet protocol-based portion of our network backbone and an increase in information systems, research and development, marketing and accounting activities.

   Depreciation and Amortization. Total depreciation and amortization increased $22.9 million from $30.9 million for 1998 to $53.8 million for 1999. Our retail services accounted for $13.2 million of the increase, which was primarily related to installation of new central office equipment and other telecommunications equipment. Our broadband transport services accounted for $9.7 million of the increase, which was primarily attributable to network expansion.

   Interest Expense. Total interest expense increased $13.4 million from $31.9 million for 1998 to $45.3 million for 1999. The increase in interest expense in 1999 was primarily attributable to payment of a full year's interest on our 8 7/8% Senior Notes due 2008 issued in March 1998, which we refer to as the "March 1998 Notes," our 9 3/4% Senior Notes due 2008 issued in November 1998, which we refer to as the "November 1998 Notes," and our 4 1/2% Convertible Subordinated Notes due 2006 issued in May 1999, which we refer to as the "1999 Convertible Subordinated Notes."

   Interest Income. Total interest income increased $4.4 million from $9.8 million for 1998 to $14.2 million for 1999 as a result of the temporary investment of available cash balances.

   Other Income (Expense). In connection with the mark-to-market of an interest rate swap, we recognized income of approximately $754,000 in 1999 and expense of approximately $3.3 million in 1998.

   EBITDA, as adjusted. Total EBITDA, as adjusted, increased $5.3 million from $24.0 million for 1998 to $29.3 million for 1999.

   EBITDA, as adjusted, attributable to our retail services for 1999 was $(8.7) million, a decrease of $2.8 million, compared to $(5.9) million for 1998. EBITDA, as adjusted, attributable to our retail services remained constant at
(5)% of revenues for 1998 and 1999. The decrease in EBITDA, as adjusted, in absolute dollars for our retail services was primarily attributable to increases in:

  . network costs associated with increased customer usage;

  . costs associated with the expansion of new sales offices; and

  . costs of employing additional personnel to support growth.

   EBITDA, as adjusted, attributable to our broadband transport services increased $8.0 million to $37.9 million for 1999 from $29.9 million for 1998. The increase in EBITDA, as adjusted, for our broadband transport segment was primarily attributable to the increased demand for bandwidth, the effect of which was partially offset by rate adjustments for customers to current market rates and the cost of additional support personnel.

Liquidity and Capital Resources

   We generated (used) net cash from operating activities of $45.9 million in 2000, $(5.3) million in 1999 and $9.5 million in 1998. Changes in working capital were $27.3 million in 2000, $(6.4) million in 1999 and $6.7 million in 1998.

  . The change in 2000 was primarily attributable to an increase in accounts payable, accrued interest, unearned revenue and accrued compensation and other accrued liabilities, the effect of which was partially offset by an increase in accounts receivable.

  . The change in 1999 was primarily attributable to an increase in accounts receivable and other current assets, the effect of which was partially offset by an increase in accounts payable, unearned revenue and accrued compensation and other accrued liabilities.

  . The change in 1998 was primarily attributable to an increase in accounts payable, interest and other accruals and unearned revenue, the effect of which was partially offset by increases in accounts receivable.

   Cash used for investing activities was $305.2 million in 2000, $150.0 million in 1999 and $118.2 million in 1998. The cash used in these years was primarily applied to fund capital expenditures.

   We made capital expenditures of $309.8 million in 2000, $165.5 million in 1999 and $147.8 million in 1998.

  . Of the $309.8 million of capital expenditures in 2000, $131.1 million related to our retail services segment, $121.6 million related to our broadband transport services segment and $57.1 million related to our e/\deltacom segment.

  . Of the $165.5 million of capital expenditures in 1999, $98.7 million related to our retail services segment and $66.8 million related to our broadband transport services segment.

  . Of the $147.8 million of capital expenditures in 1998, $80.4 million related to our retail services segment and $67.4 million related to our broadband transport services segment.

   Cash provided by financing activities was $152.0 million in 2000, $219.6 million in 1999 and $198.4 million in 1998.

  . Net cash provided by financing activities in 2000 consisted primarily of net proceeds of $157.4 million from our $160 million senior secured credit facility, of which $7.0 million was restricted for capital expenditures at December 31, 2000, and $3.1 million from the exercise of options to purchase common stock, reduced by $1.5 million from the net repayment of other long-term debt and capital lease obligations.

  . Net cash provided by financing activities in 1999 consisted primarily of net proceeds of $97.0 million from the sale of the 1999 Convertible Subordinated Notes, $120.9 million from the sale of common stock in a public offering and $2.7 million from the exercise of options to purchase common stock, reduced by $1.1 million from the net repayment of other long-term debt and capital lease obligations.

  . Net cash provided by financing activities in 1998 consisted primarily of net proceeds of $155.2 million from the sale of the March 1998 Notes, $121.4 million from the sale of the November 1998 Notes and $1.3 million from the exercise of options to purchase common stock, reduced by $70 million paid in partial redemption of our 11% Senior Notes due 2007, which we refer to as the "1997 Notes," a $7.7 million premium paid in connection with such partial redemption and $1.6 million from the net repayment of other long-term debt and capital lease obligations.

   On April 5, 2000, we entered into two senior secured credit facilities, which we refer to collectively as the "senior secured credit facility," totaling $160 million with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders. The senior secured credit facility includes a $100 million Tranche 1 Term Loan B facility to be used to finance working capital, capital expenditures and other general corporate purposes and a $60 million Tranche 2 Term Loan B facility to be used to finance the purchase of equipment. All amounts available under Tranche 1 and Tranche 2 were drawn by us at the closing of the senior secured credit facility. Tranche 1 is secured by all of our assets, except for the equipment purchased with proceeds from Tranche 2. The senior secured credit facility is senior to the $415 million principal amount of our outstanding senior notes and $100 million principal amount of the outstanding 1999 Convertible Subordinated Notes. Interest per annum, as defined in the credit agreement governing the senior secured credit facility, is payable on the senior secured credit facility at our option at 1.875% plus the Base Rate or 2.875% plus the Eurodollar Rate. The Base Rate at December 31, 2000 was 9.5% and the Eurodollar Rate at December 31, 2000 was 6.82%. The combined terms of repayment for the Tranche 1 and Tranche 2 advances are $400,000 quarterly from June 2000 through September 2006, $37.4 million in December 2006, $37.4 million in March 2007, $37.4 million in June 2007 and $37.4 million on the termination date as defined by the credit agreement. The termination date may be accelerated and any remaining balance on the advances will become immediately due in the event the 1999 Convertible Subordinated Notes are not converted or refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2006, in which event all outstanding balances will be due on April 15, 2006, or the 1997 Notes are not refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2007, in which event all outstanding balances will be due on April 15, 2007.

   The senior secured credit facility is subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional indebtedness, pay cash dividends and make distributions. We intend to continue to use the net proceeds from the senior secured credit facility to finance working capital and other general corporate purposes and to purchase telecommunications equipment.

   In connection with the completion of the senior secured credit facility, we terminated our $50 million credit facility with Bank of America, N.A, as administrative lender, and other lenders. In connection with the termination of the $50 million credit facility, we wrote off $1.3 million of unamortized debt issuance costs, which is reflected in the accompanying consolidated statements of operations as an extraordinary loss on early termination of credit facility. No amounts were borrowed under the $50 million credit facility.

   In August 2000, we amended an agreement with a significant provider of rights-of-way to replace future variable payments with specified future fixed payments annually through 2020 and to modify some rights under the agreement. The present value of the future payments has been recorded in the accompanying consolidated balance sheets as a capital lease obligation in the amount of approximately $10.0 million. This amount does not include a one-time charge payable by us if there is a change in control, as defined in the amended agreement. Upon expiration in 2020, this agreement is renewable for up to two ten-year terms.

   In October 2000, we executed a $10 million operating lease with one of our primary infrastructure providers.

   In December 2000, we obtained a $40 million capital lease facility with NTFC Capital Corporation. This facility will be used to finance equipment for expansion of our network. The initial funding of the facility, which occurred in December 2000, was for approximately $28.5 million. Each funding under the facility has a five-year term commencing on the funding date.

   At December 31, 2000, we had entered into agreements with vendors to purchase approximately $67.4 million of equipment and services during 2001 and, for the year ended December 31, 2000, had made capital expenditures of $309.8 million. We currently estimate that our aggregate capital requirements through 2001 will total approximately $190 million to $205 million, including our $67.4 million in commitments as of December 31, 2000. We expect to make substantial capital expenditures thereafter. We expect that capital expenditures in 2001 will be primarily for the following purposes:

  . continued development and construction of our telecommunications network, including transmission equipment;

  . continued addition of switching capacity, electrical equipment and additional colocation space in connection with the expansion of our local telecommunications services for Internet service providers;

  . infrastructure enhancements, principally for information systems; and

  . the purchase of assets for our e/\deltacom division.

The actual amount and timing of our capital requirements may differ materially from the foregoing estimates as a result of economic, regulatory, technological and competitive developments, including market developments and new opportunities, or in the event we decide to acquire other businesses or enter into joint ventures or strategic alliances, in our industry.

   In February 2001, we announced that we had secured a commitment for $150 million in equity financing in a definitive agreement with ITC Holding Company, Inc. The agreement provides for the issuance and sale of up to $150 million of our newly authorized Series B cumulative convertible preferred stock in multiple series and related common stock purchase warrants. Actual funding under the agreement will occur in multiple closings, with the initial closing of $30 million expected to be completed by the end of the second quarter of 2001. We will have the option, but will not be obligated, to sell up to an additional $120 million of Series B preferred stock and related warrants during a one-year period following the initial closing in increments not to exceed $30 million. Closings under the agreement are subject to approval by our stockholders, waivers under or amendments to our senior credit agreements, the 1997 Notes, the March 1998 Notes and the November 1998 Notes, regulatory approvals and other customary closing conditions. In addition, funding after the initial closing is subject to approval by the stockholders of Powertel of the acquisition of Powertel by Voicestream Wireless Corporation and/or Deutsche Telecom AG, which approval was obtained in March 2001.

   The Series B preferred stock will have a stated purchase price of $1,000 per share and will accrue an 8% annual dividend payable quarterly in shares of Series B preferred stock or cash, at our option. The Series B preferred stock will be redeemable at our option beginning five years after the issue date and will be subject to mandatory redemption after ten years. The Series B preferred stock will be convertible into common stock at any time at a conversion price equal to an average price per share of common stock over a specified pricing period, plus a 15% premium, but not to exceed $8.74. We will also issue warrants at the closing of each funding having an aggregate exercise price that is equal to 30% of the aggregate purchase price of the Series B preferred stock issued at such closing. The warrant exercise price will equal the conversion price of the Series B preferred stock with which such warrants are issued.

   As of December 31, 2000, we had $141.1 million of cash and cash equivalents, excluding $7.0 million in cash restricted for capital expenditures. We estimate that our existing sources of funds, excluding a $24 million prepayment of reciprocal compensation we expect to receive in December 2001 pursuant to our interconnection agreement settlement with BellSouth, are sufficient to enable us to make both committed and uncommitted planned capital expenditures and otherwise expand our business as currently planned through the middle of the third quarter of 2001. We believe that these sources of funds and cash flows expected to be generated from operations, together with net proceeds that we would obtain if we issued and sold all $150 million of Series B preferred stock and warrants pursuant to the equity financing announced in February 2001, will provide sufficient funds to enable us to expand our business as currently planned through the end of 2002. We believe that, beginning with the year ending December 31, 2003, our cash flow from operations will be sufficient to fund our capital expenditures and debt service requirements. Our ability to acquire funds in such equity financing is subject to the conditions described above. In the event that our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations. In addition, if we successfully complete any acquisitions of other businesses, we may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. We cannot assure you that we will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available or, if available, that they can be concluded on terms acceptable to us. Any inability by us to generate or obtain sufficient funds would result in delay or abandonment of some or all of our development and expansion plans, which could have a material adverse effect on our operations.

   Our level of indebtedness and debt service obligations are significant as a result of our issuance of the senior notes and the 1999 Convertible Subordinated Notes and our borrowings of $160 million under our senior secured credit facility and commitments of up to $40 million under our capital lease facility. The successful implementation of our strategy, including expanding our network, obtaining and retaining a significant number of customers and increasing our cash flow significantly and in a sustained manner are necessary for us to be able to meet our debt service requirements. We cannot assure you that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

Effects of New Accounting Standards

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 requires that revenues and costs of revenues derived from services rendered at the beginning of a contract or business relationship be deferred and recognized over the life of the related contract or relationship. We adopted the guidelines in SAB No. 101 during 2000. Our adoption of these guidelines did not have a material effect on our consolidated financial statements.

   Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. SFAS No. 133 may not be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. In June 1999, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities-an Amendment to FASB No. 133." SFAS No. 137 amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 or January 1, 2001 for companies with calendar-year fiscal years. We adopted SFAS Nos. 133, 137 and 138 for the fiscal year beginning January 1, 2001, with no material effect on our consolidated financial statements.

Inflation

   Inflation did not have a significant impact on our consolidated operations in any of the three years ended December 31, 2000.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   We are exposed to minimal market risks. We manage the sensitivity of our results of operations to these risks by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. We do not have any material foreign currency exposure.

   Our major market risk exposure is to changing interest rates we incur on borrowings we use to fund the expansion of our business, including $159.2 million of borrowings outstanding under our senior secured credit facility as of December 31, 2000. Interest is payable on our senior secured credit facility at our option at either 1.875% plus the Base Rate, which was 9.5% at December 31, 2000, or 2.875% plus the Eurodollar Rate, which was 6.82% at December 31, 2000. The interest rates that we are able to obtain on our debt financing depend on then-current market conditions. We are also exposed to fair value risk related to our fixed-rate, long-term debt. As of December 31, 2000, our fixed-rate, long-term debt and capital lease obligations totaled $554.7 million.

   Our policy is to manage interest rates through a combination of fixed-rate and variable rate debt and through the use of interest rate swap contracts to manage our exposure to fluctuations in interest rates on our variable-rate debt. At December 31, 2000, $159.2 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $159.2 million of variable-rate debt at December 31, 2000 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

Item 8. Financial Statements and Supplementary Data.

   The consolidated financial statements of ITC/\DeltaCom listed in Item 14 are filed as part of this report and appear on pages F-2 through F-26.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   For information about our executive officers, see "Business--Executive Officers." Other information responsive to this Item is incorporated herein by reference to ITC/\DeltaCom's definitive proxy statement for the 2001 annual meeting of stockholders.

Item 11. Executive Compensation.

   Information responsive to this Item is incorporated herein by reference to ITC/\DeltaCom's definitive proxy statement for the 2001 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Information responsive to this Item is incorporated herein by reference to ITC/\DeltaCom's definitive proxy statement for the 2001 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions.

   Information responsive to this Item is incorporated herein by reference to ITC/\DeltaCom's definitive proxy statement for the 2001 annual meeting of stockholders.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)(1) The following consolidated financial statements of the Company appear on pages F-2 through F-26 of this report and are incorporated by reference in
Part II, Item 8:

     Report of Independent Public Accountants.

     Consolidated Balance Sheets--December 31, 2000 and 1999.

     Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

     Notes to Consolidated Financial Statements.

   (a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2:

     Report of Independent Public Accountants as to Schedule.

     Schedule II--Valuation and Qualification Accounts.

   All other schedules for which provision is made in the applicable accounting regulations of the SEC either have been included in the consolidated financial statements of ITC/\DeltaCom or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. Our Securities Exchange Act file number is 0-23253.

                                 EXHIBIT INDEX

 Exhibit
 Number  Exhibit Description
 ------- -------------------
   3.1   Restated Certificate of Incorporation of ITC/\DeltaCom, Inc. Filed as
         Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended
         June 30, 2000 and incorporated herein by reference.

   3.2   Amended and Restated Bylaws of ITC/\DeltaCom, Inc. Filed herewith.

   4.1   Form of Common Stock Certificate of ITC/\DeltaCom, Inc. Filed as
         Exhibit 4.1 to Registration Statement on Form S-1, as amended (File
         No. 333-36683) ("Form S-1"), and incorporated herein by reference.

  10.1   Capacity Agreement dated as of February 1, 1997 between Interstate
         FiberNet, Inc. and EntergyTechnology Company. Filed as Exhibit 10.1 to
         Registration Statement on Form S-4, as amended (File No. 333-31361)
         (the "1997 Form S-4"), and incorporated herein by reference.

  10.2   License Agreement dated February 1, 1997 between Interstate FiberNet,
         Inc. and Metropolitan Atlanta Rapid Transit Authority. Filed as
         Exhibit 10.2 to 1997 Form S-4 and incorporated herein by reference.

 Exhibit
 Number  Exhibit Description
 ------- -------------------
 10.3.1  Master Capacity Lease dated July 22, 1996 between Interstate FiberNet,
         Inc. and InterCel PCS Services, Inc. Filed as Exhibit 10.8 to 1997
         Form S-4 and incorporated herein by reference.

 10.3.2 First Amendment to Master Capacity Lease dated as of August 22, 1996 between Interstate FiberNet, Inc. and InterCel PCS Services, Inc.
         Filed as Exhibit 10.9 to 1997 Form S-4 and incorporated herein by reference.
 10.4    Assignment and Assumption Agreement dated as of March 27, 1997 between
         Gulf States FiberNet and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.13 to 1997 Form S-4 and incorporated herein by reference.
 10.5    Term Agreement dated as of August 11, 1994 between Gulf States
         FiberNet and Illinois Central Railroad Company. Filed as Exhibit 10.14 to 1997 Form S-4 and incorporated herein by reference.

 10.6.1 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment
         Group, Inc., on behalf of itself and as agent for Alabama Power
         Company, Georgia Power Company, Gulf Power Company, Mississippi Power
         Company, Savannah Electric and Power Company, Southern Electric
         Generating Company and Southern Company Services, Inc. and MPX
         Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf
         States FiberNet pursuant to an Assignment dated as of July 25, 1995.
         Filed as Exhibit 10.15 to 1997 Form S-4 and incorporated herein by reference.

 10.6.2  Release, Waiver, and Assumption Agreement, dated as of December 31,
         1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power
         Company, Gulf Power Company, Mississippi Power Company, Savannah
         Electric and Power Company, Southern Electric Generating Company and
         Southern Company Services, Inc. and Interstate FiberNet, Inc. and Gulf
         States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to 1997
         Form 10-K and incorporated herein by reference.

 10.6.3  Amendment to the Revised and Restated Fiber Optic Facilities and
         Services Agreement, dated as of January 1, 1998, by and among Southern
         Company Energy Solutions, Inc. (f/k/a Southern Development Group,
         Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company,
         Savannah Electric and Power Company, Southern Electric Generating
         Company and Southern Company Services, Inc. and Interstate FiberNet,
         Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "September 1998 Form 10-Q") and incorporated herein by reference.

 10.6.4  First Amendment to Revised and Restated Fiber Optic Facilities and
         Services Agreement dated as of July 24, 1995 between Southern
         Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. Filed as Exhibit 10.16 to 1997
         Form S-4 and incorporated herein by reference.

 10.6.5  Partial Assignment and Assumption of Revised and Restated Fiber Optic
         Facilities and Services Agreement dated July 25, 1995 between MPX
         Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to 1997
         Form S-4 and incorporated herein by reference.

 +10.6.6 Amendment to Revised and Restated Fiber Optic Facilities and Services
         Agreement, dated July 15, 1997, by and among Southern Development and
         Investment Group, Inc., on behalf of itself and its agent for Alabama
         Power Company, Georgia Power Company, Gulf Power Company, Mississippi
         Power Company, Savannah Electric and Power Company, Southern Electric
         Generating Company and Southern Company Services, Inc. (collectively
         "SES"), ITC Transmission Systems, Inc. (as managing partner of
         Interstate Fibernet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to 1997 Form S-4 and incorporated herein by reference.

 Exhibit
 Number  Exhibit Description
 ------- -------------------
 10.6.7  Consent for Assignment of Interest dated February 20, 1997 among SCANA
         Communications, Inc., Gulf States FiberNet, Gulf States Transmission
         Systems, Inc. and Southern Development and Investment Groups, Inc.
         Filed as Exhibit 10.18 to 1997 Form S-4 and incorporated herein by reference.

 10.6.8  Second Partial Assignment and Assumption of Revised and Restated Fiber
         Optic Facilities and Services Agreement dated March 27, 1997 between
         SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as
         Exhibit 10.19 to 1997 Form S-4 and incorporated herein by reference.

 +10.6.9 Amendment, effective as of August 1, 2000, between Southern Telecom,
         Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated
         Fiber Optics Facilities and Services Agreement made as of June 9,
         1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

 10.7.1  Fiber System Lease Agreement dated January 30, 1996 between CSW
         Communications, Inc. and Gulf States FiberNet. Filed as Exhibit 10.20 to 1997 Form S-4 and incorporated herein by reference.

 10.7.2  Consent for Acquisition and Assignment dated January 13, 1997 between
         CSW Communications, Inc. and Gulf States FiberNet. Filed as Exhibit
         10.21 to 1997 Form S-4 and incorporated herein by reference.

 10.8.1 Agreement for the Provision of Fiber Optic Services and Facilities dated April 21, 1986 between SouthernNet, Inc. and MPX Systems, Inc.
         Filed as Exhibit 10.22 to 1997 Form S-4 and incorporated herein by reference.

 10.8.2 First Amendment to Agreement for the Provision of Fiber Optic Services and Facilities dated May 8, 1992 between MPX Systems, Inc. and MCI
         Telecommunications Corporation. Filed as Exhibit 10.23 to 1997 Form S-
         4 and incorporated herein by reference.

 10.8.3  Second Amendment to Agreement for the Provision of Fiber Optic
         Services and Facilities dated January 30, 1996 between MPX Systems,
         Inc. and MCI Telecommunications Corporation. Filed as Exhibit 10.24 to
         1997 Form S-4 and incorporated herein by reference.

 10.9    Network Operating Agreement dated March 25, 1996 among Gulf States
         FiberNet, TriNet, Inc., Hart Communications, Inc. and SCANA
         Communications, Inc. (f/k/a MPX Systems, Inc.). Filed as Exhibit 10.25 to 1997 Form S-4 and incorporated herein by reference.

 10.10.1 Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern
         Interexchange Facilities, Inc. Filed as Exhibit 10.26 to 1997 Form S-4 and incorporated herein by reference.

 10.10.2 Amendment to the Agreement for Provision of Fiber Optic Facilities and
         Services dated March 29, 1990 between Alabama Power Company and
         Southern Interexchange Facilities, Inc. Filed as Exhibit 10.27 to 1997
         Form S-4 and incorporated herein by reference.

 10.10.3 First Amendment to the Agreement for the Provision of Fiber Optic
         Facilities and Services dated March 22, 1991 between Alabama Power
         Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
         10.28 to 1997 Form S-4 and incorporated herein by reference.

 10.10.4 Second Amendment to the Agreement for the Provision of Fiber Optic
         Facilities and Services dated December 1, 1991 between Alabama Power
         Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
         10.29 to 1997 Form S-4 and incorporated herein by reference.

 Exhibit
 Number  Exhibit Description
 ------- -------------------
 10.10.5 Third Amendment to the Agreement for the Provision of Fiber Optic
         Facilities and Services dated September 23, 1992 between Alabama Power
         Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
         10.30 to 1997 Form S-4 and incorporated herein by reference.

 10.10.6 Fourth Amendment to the Agreement for the Provision of Fiber Optic
         Facilities and Services dated January 1, 1994 between Alabama Power
         Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
         10.31 to 1997 Form S-4 and incorporated herein by reference.

 10.11.1 Agreement dated March 6, 1990 between Tennessee Valley Authority and
         Consolidated Communications Corporation (predecessor to DeltaCom,
         Inc.). Filed as Exhibit 10.32 to 1997 Form S-4 and incorporated herein by reference.

 10.11.2 Supplement Agreement; Leased Fiber Pathways, dated as of September 26,
         1997, by and between Tennessee Valley Authority and DeltaCom, Inc.
         Filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference.

 10.12.1 Interconnection Agreement signed March 12, 1997 between DeltaCom, Inc.
         and BellSouth Telecommunications, Inc. Filed as Exhibit 10.33 to 1997
         Form S-4 and incorporated herein by reference.

 10.12.2 Amendment to Interconnection Agreement relating to BellSouth loops dated March 12, 1997 between DeltaCom, Inc. and BellSouth
         Telecommunications, Inc. Filed as Exhibit 10.34 to 1997 Form S-4 and incorporated herein by reference.

 10.12.3 Amendment to Interconnection Agreement relating to resale of BellSouth services dated March 12, 1997 between DeltaCom, Inc. and BellSouth
         Telecommunications, Inc. Filed as Exhibit to 1997 Form S-4 and incorporated herein by reference.

 10.12.4 Third Amendment to Interconnection Agreement, dated March 12, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc.
         Filed as Exhibit 10.35.1 to 1997 Form S-4 and incorporated herein by reference.

 10.12.5 Fourth Amendment to Interconnection Agreement, dated August 22, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc.
         Filed as Exhibit 10.35.2 to 1997 Form S-4 and incorporated herein by reference.

 10.12.6 Amendment to Interconnection Agreement, dated October 3, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc. Filed as
         Exhibit 10.35.3 to Form S-1 and incorporated herein by reference.

 10.12.7 Fifth Amendment to Interconnection Agreement, dated July 22, 1998, by and between DeltaCom, Inc., and BellSouth Telecommunications, Inc.
         Filed as Exhibit 10.35.4 to September 1998 Form 10-Q, filed with the
         Commission on November 16, 1998 and incorporated herein by reference.

 10.13   Master Equipment Lease Agreement dated October 30, 1995 between AT&T
         Systems Leasing Co. and DeltaCom, Inc. Filed as Exhibit 10.36 to 1997
         Form S-4 and incorporated herein by reference.

 10.14 Agreement for Use of Optical Fiber System, Microwave Radio Tower Site and Associated Facilities dated January 2, 1996 between DeltaCom, Inc.
         and SCI Systems, Inc. Filed as Exhibit 10.39 to 1997 Form S-4 and incorporated herein by reference.

 10.15   Collocate Agreement dated January 7, 1991 between Williams
         Telecommunications Services, Inc., and Southern Interexchange
         Facilities, Inc. (including consent for change of control). Filed as
         Exhibit 10.40 to 1997 Form S-4 and incorporated herein by reference.

 10.16   Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA
         Communications, Inc., for switch location in Columbia, South Carolina.
         Filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference.

 Exhibit
  Number  Exhibit Description
 -------  -------------------

 10.17    Lease Agreement dated January 1, 1996 between Brindlee Mountain
          Telephone Company and DeltaCom, Inc. for, among other purposes, switch location in Arab, Alabama. Filed as Exhibit 10.42 to 1997 Form
          S-4 and incorporated herein by reference.

 ++10.18  Network Products Purchase Agreement No. ITC 2000NPPA between Nortel
          Networks Inc. and Interstate FiberNet, Inc. and its subsidiary
          ITC/\DeltaCom Communications, Inc., effective as of November 8, 2000.
          Filed herewith.

 +10.19 Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation. Filed as
          Exhibit 10.45 to 1997 Form S-4 and incorporated herein by reference.

 +10.20.1 Fiber Optic Capacity Marketing and Operating Agreement, dated March
          21, 1996, by and between Interstate FiberNet and Florida Power &
          Light Company. Filed as Exhibit 10.46 to 1997 Form S-4 and incorporated herein by reference.

 +10.20.2 Addendum to Fiber Optic Capacity Marketing and Operating Agreement, dated July 10, 1997, by and between Interstate FiberNet and Florida
          Power & Light Company. Filed as Exhibit 10.47 to 1997 Form S-4 and incorporated herein by reference.

 +10.21   Master Service Agreement, dated May 6, 1996, by and between
          Interstate FiberNet and MCI Telecommunications Corporation. Filed as
          Exhibit 10.48 to 1997 Form S-4 and incorporated herein by reference.

 +10.22   Telecommunications System Maintenance Agreement, dated as of January
          26, 1995, by and between Interstate FiberNet and Sprint
          Communications Company L.P. Filed as Exhibit 10.49 to 1997 Form S-4 and incorporated herein by reference.

 +10.23 Sprint Communications Company Facilities and Services Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint
          Communications Company L.P. Filed as Exhibit 10.50 to 1997 Form S-4 and incorporated herein by reference.

 +10.24 Fiber Optic Facility Lease Agreement, dated as of January 31, 1997, by and between Interstate FiberNet, Inc. and Southern Telecom 1, Inc.
          Filed as Exhibit 10.51 to 1997 Form S-4 and incorporated herein by reference.

 10.25    First Assignment and Assumption of Fiber Optic Facility Lease
          Agreement, dated February 1, 1997, by and between Interstate
          FiberNet, Inc. and Gulf States FiberNet. Filed as Exhibit 10.52 to
          1997 Form S-4 and incorporated herein by reference.

 +10.26.1 Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet, Inc. and Sprint Communications Company
          L.P. Filed as Exhibit 10.53 to 1997 Form S-4 and incorporated herein by reference.

 10.26.2  Amendment to Telecommunications System Agreement, dated July 25,
          1995, by and between Gulf States FiberNet and Sprint Communications
          Company L.P. Filed as Exhibit 10.54 to 1997 Form S-4 and incorporated herein by reference.

 +10.26.3 Amendment No. 2 to Telecommunications System Agreement, dated August
          8, 1996, by and between Gulf States FiberNet and Sprint
          Communications Company L.P. Filed as Exhibit 10.55 to 1997 Form S-4 and incorporated herein by reference.

 +10.26.4 Assignment of the Telecommunications System Agreement, dated July 25,
          1995, between Interstate FiberNet, Inc., Gulf States FiberNet and
          Sprint Communications Company L.P. Filed as Exhibit 10.56 to 1997
          Form S-4 and incorporated herein by reference.

 Exhibit
  Number  Exhibit Description
 -------  -------------------
 +10.26.5 Assignment of the Telecommunications System Agreement, dated February
          27, 1997, between Sprint Communications Company L.P., Gulf States
          FiberNet and Gulf States Transmission Systems, Inc. Filed as Exhibit
          10.57 to 1997 Form S-4 and incorporated herein by reference.

 10.27    Fixed Fee Agreement for Exchange of Use and Maintenance of Six (6)
          Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic
          Fibers, dated July 25, 1997, by and between Interstate FiberNet,
          Inc., Gulf States Transmission Systems, Inc. and ALLTEL Telephone
          Services Corporation. Filed as Exhibit 10.58 to 1997 Form S-4 and incorporated herein by reference.

 +10.28 Switched Reseller Services Agreement, dated January 25, 1994, by and between DeltaCom, Inc. and Allnet Communication Services, Inc. Filed as Exhibit 10.69 to 1997 Form S-4 and incorporated herein by reference.

 +10.29.1 WilTel, Inc. Carrier Digital Services Agreement, dated September 1,
          1995, by and between WorldCom Network Services, Inc. D/b/a WilTel,
          Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein. Filed as Exhibit 10.70 to 1997 Form S-4 and incorporated herein by reference.

 +10.29.2 Amendment to WilTel, Inc. Carrier Digital Services Agreement, dated
          April 1, 1996, by and between WorldCom Network Services, Inc. d/b/a/
          WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein. Filed as Exhibit 10.71 to 1997 Form S-4 and incorporated herein by reference.

 +10.29.3 Amendment No. 2 to WilTel, Inc. Carrier Digital Services Agreement, dated June 1, 1996, by and between WorldCom Network Services, Inc.
          d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein. Filed as
          Exhibit 10.72 to 1997 Form S-4 and incorporated herein by reference.

 +10.29.4 Amendment No. 3 to WilTel, Inc. Carrier Digital Services Agreement, dated May 1, 1997, by and between WorldCom Network Services, Inc.
          d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein. Filed as
          Exhibit 10.73 to 1997 Form S-4 and incorporated herein by reference.

 +10.30 Marketing and Operating Agreement, dated as of October 6, 1994, by and between Interstate FiberNet, Inc. and DukeNet Communications,
          Inc. Filed as Exhibit 10.74 to 1997 Form S-4 and incorporated herein by reference.

 +10.31   Reseller Agreement, dated June 25, 1997, by and between DeltaCom,
          Inc. and Total Network Services, a division of Cable & Wireless, Inc.
          Filed as Exhibit 10.75 to 1997 Form S-4 and incorporated herein by reference.

 10.32    Sublease Agreement, dated as of January 1, 1995, by and between ITC
          Holding Company, Inc. and ITC Transmission Systems, Inc. Filed as
          Exhibit 10.76 to 1997 Form S-4 and incorporated herein by reference.

 10.33.1 Credit Agreement (the "Credit Agreement"), dated as of April 5, 2000, among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereto, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Initial Lenders, Morgan Stanley Senior
          Funding, Inc. ("Morgan Stanley"), as administrative agent for the Lender Parties (as defined therein), Morgan Stanley & Co.
          Incorporated, as collateral agent, Bank of America Securities LLC and Morgan Stanley, as joint lead arrangers and joint book runners, and Bank of America, N.A., as syndication agent. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

 Exhibit
  Number  Exhibit Description
 -------  -------------------
 10.33.2  Security Agreement, dated April 5, 2000, made by Interstate FiberNet,
          Inc., ITC/\DeltaCom, Inc., and the other Persons listed on the signature pages thereof and the Additional Grantors (as defined in
          Section 23(b) thereof) to Morgan Stanley & Co. Incorporated, as collateral agent for the Secured Parties (as defined in the Credit
          Agreement). Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q
          for the quarter ended March 31, 2000 and incorporated herein by reference.

 10.34.1  Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc. and
          United States Trust Company of New York, as Trustee, relating to the
          11% Senior Notes due 2007 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.1 to 1997 Form S-4 and incorporated herein by reference.

 10.34.2  Supplemental Indenture, dated as of October 17, 1997, between
          ITC/\DeltaCom, Inc. and United States Trust Company of New York, as
          Trustee. Filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference.

 10.34.3  Pledge and Security Agreement dated as of June 3, 1997 from
          ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New
          York as Trustee. Filed as Exhibit 4.3 to 1997 Form S-4 and incorporated herein by reference.

 10.34.4  Form of Exchange Note (contained in Indenture filed as Exhibit
          10.34.1).

 10.35    Assignment and Contribution Agreement Pursuant to Pledge and Security
          Agreement dated as of July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States Trust Company of New
          York, as Trustee filed herewith. Filed as Exhibit 4.5 to 1997 Form S-
          4 and incorporated herein by reference.

 +10.36.1 MCI Carrier Agreement, effective September 1, 1997, by and between
          MCI Telecommunications Corporation and Associated Communications
          Companies of America (ACCA). Filed as Exhibit 10.87 to Form S-1 and incorporated herein by reference.

 +10.36.2 First Amendment to the MCI Carrier Agreement, dated as of November
          21, 1997, by and between MCI Telecommunications Corporation and
          Associated Communication Companies of America (ACCA). Filed as
          Exhibit 10.87.1 to 1997 Form 10-K and incorporated herein by reference.

 10.37.1 Amended and Restated ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-
          49034) and incorporated herein by reference.

 10.37.2  Form of Stock Option Agreement under the Amended and Restated
          ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed herewith.

 10.38.1 ITC/\DeltaCom, Inc. Director Stock Option Plan. Filed as Exhibit 10.89 to Form S-1 and incorporated herein by reference.

 10.38.2  Form of Non-Qualified Stock Option Agreement under the ITC/\DeltaCom,
          Inc. Director Stock Option Plan. Filed herewith.

 10.39.1  ITC Holding Company, Inc. Amended and Restated Stock Option Plan.
          Filed as Exhibit 10.90 to Form S-1 and incorporated herein by reference.

 10.39.2  Amendment No. 1 to ITC Holding Company, Inc. Amended and Restated
          Stock Option Plan. Filed as Exhibit 10.2 to Quarterly Report on Form
          10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

 10.40.1  ITC Holding Company, Inc. Nonemployee Director Stock Option Plan.
          Filed as Exhibit 10.91 to Form S-1 and incorporated herein by reference.

 Exhibit
 Number  Exhibit Description
 ------- -------------------
 10.40.2 Amendment No. 1 to ITC Holding Company, Inc. Nonemployee Director
         Stock Option Plan. Filed as Exhibit 10.3 to Quarterly Report on Form
         10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

 10.41 Description of ITC/\DeltaCom, Inc. Bonus Plan. Filed as Exhibit 10.92 to Form S-1 and incorporated herein by reference.

 10.42 Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference.

 10.43.1 Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as
         Exhibit 10.94 to Form S-1 and incorporated herein by reference.

 10.43.2 First Amendment to Sale and Purchase Agreement. Among SCANA
         Corporation, SCANA Communications, Inc., and ITC Holding Company,
         Inc., dated as of October 16, 1997, among SCANA Corporation, SCANA
         Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom, Inc.
         Filed as Exhibit 10.95 to Form S-1 and incorporated herein by reference.

 10.44.1 Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United
         States Trust Company of New York, as Trustee, relating to the 8 7/8%
         Senior Notes due 2008 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.2 to
         1997 Form 10-K and incorporated herein by reference.

 10.44.2 Form of Global 8 7/8% Note due 2008 (contained in Indenture filed as
         Exhibit 10.44.1).

 10.45.1 Indenture dated as of November 5, 1998 between ITC/\DeltaCom, Inc. and
         United States Trust Company of New York, as Trustee, relating to the 9
         3/4% Senior Notes due 2008 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.2
         to Registration Statement on Form S-4, as amended (File No. 333-71735)
         (the "February 1999 Form S-4"), and incorporated herein by reference.

 10.45.2 Form of Global 9 3/4% Note due 2008 (contained in Indenture filed as
         Exhibit 10.45.1).

 10.46.1 Registration Rights Agreement, dated as of May 12, 1999, by and among
         ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Credit
         Suisse First Boston Corporation, First Union Capital Markets Corp. and
         NationsBanc Montgomery Securities LLC. Filed as Exhibit 4.1 to the May
         1999 Form 10-Q and incorporated herein by reference.

 10.46.2 Indenture dated as of May 12, 1999, between ITC/\DeltaCom, Inc.
         ITC/\DeltaCom, Inc. and U.S. Trust, Company of Texas, N.A., a national banking corporation, as trustee. Filed as Exhibit 4.1 to the May 1999
         Form 10-Q and incorporated herein by reference.

 10.46.3 Form of Global Note relating to the 4 1/2% Convertible Subordinated
         Notes due 2006 (contained in Indenture filed as Exhibit 10.46.2).

 10.46.4 Form of Registered 4 1/2% Convertible Subordinated Note due 2006.
         Filed as Exhibit 4.5 to Registration Statement on Form S-3, as amended
         (File No. 333-84661), and incorporated herein by reference.

 10.47.1 Master Lease Agreement, dated as of December 29, 2000, between NTFC
         Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc.
         and Interstate FiberNet, Inc., as Lessees (the "Master Lease
         Agreement"). Filed herewith.

 10.47.2 Form of Equipment Schedule to the Master Lease Agreement. Filed herewith.

 10.47.3 Guaranty, dated as of December 29, 2000, between Interstate FiberNet,
         Inc. and NTFC Capital Corporation. Filed herewith.

 10.48   Interconnection Agreement, dated February 9, 2001, by and between
         BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications,
         Inc. d/b/a/ ITC/\DeltaCom. Filed herewith.

 Exhibit
 Number  Exhibit Description
 ------- -------------------
 10.49.1 Interconnection Agreement, dated as of June 5, 2000, by and between
         BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications,
         Inc. d/b/a/ ITC/\DeltaCom. Filed herewith.

 10.49.2 First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications,
         Inc., dated as of August 21, 2000, between ITC/\DeltaCom
         Communications, Inc. and BellSouth Telecommunications, Inc. Filed herewith.

 10.49.3 Amendment to the Interconnection Agreement by and between BellSouth
         Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed herewith.

 10.50   Agreement, effective as of July 1, 1999, by and between ITC/\DeltaCom
         Communications, Inc. and BellSouth Telecommunications, Inc. Filed herewith.

 10.51.1 Investment Agreement, dated as of February 27, 2001, between
         ITC/\DeltaCom, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10-1 to Current Report on Form 8-K (the "March 2001 Form 8-K"), filed with the SEC on March 23, 2001, and incorporated herein by reference.

 10.51.2 Form of Certificate of Designation of the Powers, Preferences and
         Relative, Participating, Optional and Other Special Rights of Series
         B-[ ] Cumulative Convertible Preferred Stock and Qualifications,
         Limitations and Restrictions Thereof. Filed as Exhibit 10.2 to the
         March 2001 Form 8-K and incorporated herein by reference.

 10.51.3 Form of Common Stock Purchase Warrant. Filed as Exhibit 10.3 to the
         March 2001 Form 8-K and incorporated herein by reference.

 10.51.4 Form of Registration Rights Agreement among ITC/\DeltaCom, Inc., ITC
         Holding Company, Inc. and the other Holders from time to time thereunder. Filed as Exhibit 10.4 to the March 2001 Form 8-K and incorporated herein by reference.

 12.1    Statement regarding Computation of Ratios. Filed herewith.

 21.1    Subsidiaries of ITC/\DeltaCom, Inc. Filed herewith.

 23.1    Consent of Arthur Andersen LLP. Filed herewith.

--------
+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++ Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act.

(b) Reports on Form 8-K.

   ITC/\DeltaCom filed a Current Report of Form 8-K on October 3, 2000 reporting that it had reached an interconnection agreement settlement with BellSouth.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants.................................. F-2

Consolidated Balance Sheets--December 31, 2000 and 1999................... F-3

Consolidated Statements of Operations for the Years Ended December 31,
 2000, 1999 and 1998...................................................... F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 2000, 1999 and 1998......................................... F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
 2000, 1999 and 1998...................................................... F-6

Notes to Consolidated Financial Statements................................ F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ITC/\DeltaCom, Inc.:

   We have audited the accompanying consolidated balance sheets of ITC/\DELTACOM, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements (pages F-3 - F-26) referred to above present fairly, in all material respects, the consolidated financial position of ITC/\DeltaCom, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 6, 2001

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                           --------------------
                                                              2000       1999
                                                           ----------  --------
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...............................  $  141,140  $248,431
 Restricted assets.......................................       6,982     6,741
 Accounts receivable:
 Customer, net of allowance for uncollectible accounts of
  $3,003 and $1,524 in 2000 and 1999, respectively.......      71,428    47,377
 Affiliates (Note 10)....................................       6,638     4,047
 Inventory...............................................       9,249     5,074
 Prepaid expenses........................................       5,359     6,011
                                                           ----------  --------
  Total current assets...................................     240,796   317,681
                                                           ----------  --------
PROPERTY, PLANT AND EQUIPMENT, net (Note 3)..............     680,021   382,867
                                                           ----------  --------

OTHER LONG-TERM ASSETS:
 Intangible assets, net (Note 4).........................     113,338    91,762
 Other assets............................................      14,371    15,288
                                                           ----------  --------
  Total other long-term assets...........................     127,709   107,050
                                                           ----------  --------
  Total assets...........................................  $1,048,526  $807,598
                                                           ==========  ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable:
 Trade...................................................  $   40,813  $ 22,343
 Construction............................................      35,808     8,516
 Accrued interest........................................      12,620     8,281
 Accrued compensation....................................       7,026     4,444
 Unearned revenue (Note 8)...............................      44,339    14,625
 Other accrued liabilities...............................      12,998    13,808
 Current portion of long-term debt and capital lease
  obligations (Note 5)...................................       2,098       751
                                                           ----------  --------
  Total current liabilities..............................     155,702    72,768
                                                           ----------  --------
LONG-TERM LIABILITIES:
 Deferred income taxes (Note 6)..........................           0       512
 Long-term debt and capital lease obligations (Note 5)...     711,771   516,156
                                                           ----------  --------
  Total long-term liabilities............................     711,771   516,668
                                                           ----------  --------

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value; $7.40 liquidation
  preference; 5,000,000 shares authorized; 1,480,771
  shares issued and outstanding in 2000 and 1999.........          15        15
 Common stock, $.01 par value; 200,000,000 and 90,000,000
  shares authorized in 2000 and 1999, respectively;
  61,639,672 and 59,556,775 shares issued and outstanding
  in 2000 and 1999, respectively.........................         616       595
 Additional paid-in capital..............................     355,627   321,882
 Accumulated deficit.....................................    (175,205) (104,330)
                                                           ----------  --------
  Total stockholders' equity.............................     181,053   218,162
                                                           ----------  --------
  Total liabilities and stockholders' equity.............  $1,048,526  $807,598
                                                           ==========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                 Year ended December 31,
                                             ----------------------------------
                                                2000        1999        1998
                                             ----------  ----------  ----------
OPERATING REVENUES.........................  $  363,648  $  244,844  $  171,838
COST OF SERVICES...........................     155,000     118,721      82,979
                                             ----------  ----------  ----------
GROSS MARGIN...............................     208,648     126,123      88,859
                                             ----------  ----------  ----------
OPERATING EXPENSES:
  Selling, operations, and administration..     151,050      96,854      64,901
  Depreciation and amortization............      86,519      53,810      30,887
                                             ----------  ----------  ----------
    Total operating expenses...............     237,569     150,664      95,788
                                             ----------  ----------  ----------
OPERATING LOSS.............................     (28,921)    (24,541)     (6,929)
                                             ----------  ----------  ----------
OTHER INCOME (EXPENSE):
  Interest expense.........................     (55,482)    (45,293)    (31,930)
  Interest income..........................      14,763      14,195       9,753
  Other (expense) income, net..............        (426)        754      (3,254)
                                             ----------  ----------  ----------
    Total other expense, net...............     (41,145)    (30,344)    (25,431)
                                             ----------  ----------  ----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
 ITEM......................................     (70,066)    (54,885)    (32,360)
INCOME TAX (BENEFIT) EXPENSE...............        (512)         94      (6,454)
                                             ----------  ----------  ----------
LOSS BEFORE EXTRAORDINARY ITEM.............     (69,554)    (54,979)    (25,906)
EXTRAORDINARY ITEM--DEBT RESTRUCTURING
 (LESS RELATED INCOME TAX BENEFIT OF $2,133
 in 1998)..................................      (1,321)          0      (8,436)
                                             ----------  ----------  ----------
NET LOSS...................................  $  (70,875) $  (54,979) $  (34,342)
                                             ==========  ==========  ==========
BASIC AND DILUTED NET LOSS PER COMMON
 SHARE:
  Before extraordinary loss................  $    (1.14) $    (0.98) $    (0.51)
  Extraordinary loss.......................       (0.02)       0.00       (0.16)
                                             ----------  ----------  ----------
  Net loss.................................  $    (1.16) $    (0.98) $    (0.67)
                                             ==========  ==========  ==========
  Basic and diluted weighted average common
   shares outstanding......................  60,928,387  56,370,269  50,972,361
                                             ==========  ==========  ==========

 The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                          Preferred Stock    Common Stock     Additional                 Total
                          ---------------- ------------------  Paid-in   Accumulated Stockholders'
                           Shares   Amount   Shares    Amount  Capital     Deficit      Equity
                          --------- ------ ----------  ------ ---------- ----------- -------------
BALANCE, December 31,
 1997...................  1,480,771  $15   49,635,112   $496   $162,764   $ (15,009)   $148,266
 Issuance of common
  stock for IT Group
  acquisition...........          0    0      177,106      2      2,791           0       2,793
 Retirement of common
  shares................          0    0      (45,908)     0       (401)          0        (401)
 Deferred compensation..          0    0            0      0        144           0         144
 Exercise of common
  stock options.........          0    0    1,573,528     15      1,725           0       1,740
 Net loss...............          0    0            0      0          0     (34,342)    (34,342)
                          ---------  ---   ----------   ----   --------   ---------    --------
BALANCE, December 31,
 1998...................  1,480,771   15   51,339,838    513    167,023     (49,351)    118,200
 Sale of common stock,
  net of offering
  expenses of $5.9
  million...............          0    0    6,037,500     60    120,869           0     120,929
 Issuance of common
  stock for AvData
  acquisition...........          0    0      983,511     10     29,180           0      29,190
 Issuance of common
  stock for SciTel
  acquisition...........          0    0       83,117      1      1,999           0       2,000
 Retirement of common
  shares................          0    0       (3,473)     0        (55)          0         (55)
 Deferred compensation..          0    0            0      0        145           0         145
 Exercise of common
  stock options.........          0    0    1,116,282     11      2,721           0       2,732
 Net loss...............          0    0            0      0          0     (54,979)    (54,979)
                          ---------  ---   ----------   ----   --------   ---------    --------
BALANCE, December 31,
 1999...................  1,480,771   15   59,556,775    595    321,882    (104,330)    218,162
 Issuance of common
  stock under AvData
  earn-out provisions
  (Note 11).............          0    0      123,757      1      4,282           0       4,283
 Issuance of common
  stock for Bay Data
  acquisition...........          0    0      837,942      8     26,209           0      26,217
 Deferred compensation..          0    0            0      0        145           0         145
 Exercise of common
  stock options.........          0    0    1,121,198     12      3,109           0       3,121
 Net loss...............          0    0            0      0          0     (70,875)    (70,875)
                          ---------  ---   ----------   ----   --------   ---------    --------
BALANCE, December 31,
 2000...................  1,480,771  $15   61,639,672   $616   $355,627   $(175,205)   $181,053
                          =========  ===   ==========   ====   ========   =========    ========


 The accompanying notes are an integral part of these consolidated statements.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...................................... $ (70,875) $ (54,979) $ (34,342)
                                                ---------  ---------  ---------
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
  (excluding the effects of acquisitions):
 Depreciation and amortization.................    86,519     53,810     30,887
 Amortization of bond issuance costs...........     2,221      2,112      1,622
 Deferred income taxes.........................      (512)        94     (5,883)
 Extraordinary loss on debt restructuring......     1,321          0     10,569
 Changes in current operating assets and
  liabilities:
  Accounts receivable, net.....................   (26,127)   (12,725)   (14,075)
  Other current assets.........................    (3,321)    (3,322)    (2,164)
  Accounts payable.............................    18,270      6,968      4,215
  Accrued interest.............................     4,339        232      6,182
  Unearned revenue.............................    29,287        985      6,678
  Accrued compensation and other accrued
   liabilities.................................     4,809      1,491      5,823
                                                ---------  ---------  ---------
  Total adjustments............................   116,806     49,645     43,854
                                                ---------  ---------  ---------
   Net cash provided by (used in) operating
    activities.................................    45,931     (5,334)     9,512
                                                ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures..........................  (337,123)  (166,823)  (148,304)
 Change in accounts payable-construction.......    27,292      1,283        462
 Change in restricted assets, net..............     6,741     13,294     30,461
 Payment for acquisitions, net of cash received
  (Note 11)....................................    (2,218)     2,881          0
 Other.........................................       100       (630)      (785)
                                                ---------  ---------  ---------
  Net cash used in investing activities........  (305,208)  (149,995)  (118,166)
                                                ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from $160 million senior secured
  credit facility, net of issuance costs.......   157,434          0          0
 Cash from $160 million senior secured credit
  facility, restricted for capital
  expenditures.................................    (6,982)         0          0
 Proceeds from issuance of 4 1/2% Convertible
  Subordinated Notes, net of issuance costs....         0     96,954          0
 Proceeds from issuance of senior notes, net of
  issuance costs...............................         0          0    276,567
 Repayment of 11% Senior Notes, including
  premium paid.................................         0          0    (77,700)
 Repayment of other long-term debt and capital
  lease obligations............................    (1,535)    (1,102)    (1,597)
 Proceeds from issuance of common stock, net of
  offering expenses............................         0    120,929          0
 Proceeds from exercise of common stock
  options......................................     3,121      2,732      1,339
 Retirement of common shares...................         0        (55)         0
 Other.........................................       (52)       135       (162)
                                                ---------  ---------  ---------
  Net cash provided by financing activities....   151,986    219,593    198,447
                                                ---------  ---------  ---------
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS...................................  (107,291)    64,264     89,793
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR..........................................   248,431    184,167     94,374
                                                ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR....... $ 141,140  $ 248,431  $ 184,167
                                                =========  =========  =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
 Cash paid for interest (net of amount
  capitalized)................................. $  53,264  $  43,973  $  25,477
                                                =========  =========  =========
 Cash paid (refunds received) for income taxes,
  net.......................................... $    (143) $  (3,949) $  (1,604)
                                                =========  =========  =========
NONCASH TRANSACTIONS:
 Capital lease obligations issued for various
  network equipment and property rights........ $  38,496  $       0  $       0
                                                =========  =========  =========
 Acquisitions:
 Note payable and capital lease obligation
  assumed...................................... $       0  $      63  $     974
                                                =========  =========  =========
 Issuance of common stock...................... $  30,500  $  31,190  $   2,793
                                                =========  =========  =========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

 Nature of Business

   ITC/\DeltaCom, Inc. (together with its wholly-owned subsidiaries, "ITC/\DeltaCom" or the "Company") provides integrated voice and data telecommunications services to mid-sized and major regional businesses in the southern United States (referred to as "retail services") and is a leading regional provider of wholesale long-haul services to other telecommunications companies (referred to as "broadband transport services"). Retail services includes local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay and high capacity broadband private line services, as well as Internet and Web page hosting services and customer premise equipment sale, installation and repair. In connection with these services, the Company owns, operates and manages an extensive fiber optic network, which extends throughout ten southern states.

   In March 2000, the Company inaugurated a new line of business which it refers to as "e/\deltacom." e/\deltacom provides colocation and Web server hosting services integral to operating important business applications over the Internet. In addition, e/\deltacom provides a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits that connect customer premises to the Company's network.

   The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. Assuming it obtains sufficient financing, the Company expects to continue to focus on increasing its customer base and expanding its network operations. Accordingly, the Company expects that its cost of services and its selling, operations and administration expenses will continue to increase and that its capital expenditures, although expected to decrease, will be significant. These factors would have a negative impact on the Company's short-term operating results. In addition, the Company may change its pricing policies to respond to a changing competitive environment. Interstate FiberNet, Inc., a wholly-owned subsidiary of the Company, has obtained a $160 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders (Note 5), and the Company has also raised funds from sales of senior notes, subordinated convertible notes and common stock (Notes 5 and 7). In the opinion of management, absent modification to the Company's planned capital growth, the Company's existing sources of funds will be sufficient to meet the capital and operating needs of the Company through the middle of the third quarter of 2001. Accordingly, the Company may be required to raise additional funds through public or private financings (see
Note 14) or other arrangements, or it may be required to slow its rate of expansion. There can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow. The Company has the ability to slow its rate of expansion if it is not able to raise additional funds.

 Basis of Presentation

   The accompanying consolidated financial statements are prepared on the accrual basis of accounting. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

 Sources of Supplies

   The Company primarily uses two vendors for transmission equipment used in its network. However, if these vendors were unable to meet the Company's needs, management believes that the Company could obtain

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES
this equipment from other vendors on comparable terms and that its operating results would not be materially adversely affected.

 Credit Risk and Significant Customers

   The Company's accounts receivable subject the Company to credit risk, as collateral generally is not required. The Company limits its risk of loss by billing some customers in advance for services and by terminating access on delinquent accounts. The large number of customers mitigates the concentration of credit risk. In 2000, 1999 and 1998, no customer represented more than 10% of the Company's consolidated operating revenues.

 Regulation

   The Company is subject to certain regulations and requirements of the Federal Communications Commission and various state public service commissions.

 Reclassifications

   Reclassifications have been made to amounts previously reported to conform to the current year presentation.

 Accounting Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   The Company considers all short-term highly liquid investments with an original maturity date of three months or less to be cash equivalents.

 Inventory

   Inventory consists primarily of customer premise equipment held for resale and is valued at the lower of cost or market, using the first-in, first-out method.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

 Property, Plant and Equipment

   Property, plant and equipment are recorded at cost. Depreciation begins when property, plant and equipment is placed in service. The cost of maintenance, repairs and replacement of minor items of property, plant and equipment is charged to selling, operations and administration expense. Depreciation of property, plant and equipment is provided using the composite or straight-line method over the following estimated useful lives:

                                                                         Years
                                                                        --------
     Buildings and towers..............................................       40
     Furniture, fixtures and office equipment..........................  3 to 10
     Vehicles..........................................................        5
     Fiber optic network............................................... 15 to 20
     Transmission equipment and electronics............................  5 to 10

   Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets' estimated useful lives. Interest capitalized during the years ended December 31, 2000, 1999 and 1998 was $4.1 million, $1.1 million and $529,000, respectively.

 Intangible Assets

   Intangible assets include the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired as well as various other acquired intangibles. Intangible assets are amortized over the following estimated useful lives:

                                                                         Years
                                                                        --------
     Goodwill.......................................................... 10 to 40
     Trademark.........................................................       40
     Customer base.....................................................  5 to 12
     Noncompete agreements.............................................   2 to 3

 Restricted Assets

   Restricted assets include cash designated for capital expenditures and, at December 31, 1999 and 1998, investments in U.S. government treasury notes that are classified as held-to-maturity and are reported at amortized cost. The cash designated for capital expenditures represents the portion of the proceeds from the $160 million senior secured credit facility obtained in April 2000 (Note 5) required by the lenders to be used for capital expenditures. The investments in U.S. government treasury notes represent the portion of the proceeds from the Company's senior notes offering in 1997 (Note 5) that were held by a trustee as security for and to fund the first six interest payments on these notes. The sixth interest payment on the notes was made during 2000.

 Other Long-Term Assets

   Other long-term assets primarily consist of debt issuance costs that are amortized using the effective interest rate method over the lives of the related debt.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

 Long-Lived Assets

   The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets, for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the intangible assets related to each acquisition individually to determine whether impairment has occurred. If an impairment occurs, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than the fair value. Management believes its long-lived assets in the accompanying balance sheet are appropriately valued.

 Unearned Revenue

   Unearned revenue includes the liability for advance billings to customers for use of the Company's fiber-optic network, recurring monthly charges for local and data services and estimated reciprocal compensation billings to BellSouth for 2001 (Note 8).

 Unbilled Revenue

   ITC/\DeltaCom Communications, Inc., a wholly-owned subsidiary of the Company, records revenue for long distance services provided, but not yet billed, to customers. Approximately $8.0 million and $7.3 million of such revenue representing unbilled long distance services is included in accounts receivable, customer in the accompanying consolidated balance sheets at December 31, 2000 and 1999, respectively.

 Income Taxes

   The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

 Revenue Recognition

   Revenues from telecommunications and related services are recognized as services are provided and consist primarily of charges for use of telecommunications services and for use of the Company's fiber-optic network. Revenues from sales of customer premise equipment, other equipment and software are recognized upon installation. This non-recurring revenue as a percentage of total revenue was approximately 7% in 2000, 5% in 1999 and 4% in 1998.

 Fair Value of Financial Instruments

   The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable and investments held-to-maturity, approximate their fair values as of December 31, 2000 and 1999, except for the outstanding notes (Note 5). Based on their quoted market prices, such notes have fair values at December 31, 2000 and 1999 as follows (in thousands):

                              2000         2000         1999         1999
Instrument                 Fair Value Carrying Value Fair Value Carrying Value
----------                 ---------- -------------- ---------- --------------
11% Senior Notes due
 2007.....................  $101,400     $130,000     $137,150     $130,000
8 7/8% Senior Notes due
 2008.....................   115,200      160,000      153,200      160,000
9 3/4% Senior Notes due
 2008.....................    93,750      125,000      125,938      125,000
4 1/2% Convertible
 Subordinated Notes due
 2006.....................    44,125      100,000      119,230      100,000
                            --------     --------     --------     --------
                            $354,475     $515,000     $535,518     $515,000
                            ========     ========     ========     ========

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

 Advertising Costs

   The Company expenses all advertising costs as incurred.

3. Property, Plant and Equipment

   Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2000 and 1999 are as follows (in thousands):

                                                             2000       1999
                                                           ---------  ---------
   Land................................................... $   5,375  $     889
   Buildings and towers...................................    84,525     28,673
   Furniture, fixtures and office equipment...............    49,298     27,220
   Vehicles...............................................     6,194      4,097
   Fiber optic network....................................   129,684    104,527
   Transmission equipment and electronics.................   470,909    291,064
                                                           ---------  ---------
                                                             745,985    456,470
   Less accumulated depreciation..........................  (183,443)  (103,857)
                                                           ---------  ---------
   Net property, plant and equipment in service...........   562,542    352,613
   Assets under construction..............................   117,479     30,254
                                                           ---------  ---------
   Property, plant and equipment, net..................... $ 680,021  $ 382,867
                                                           =========  =========

4. Intangible Assets

   Intangible assets and the related accumulated amortization as of December 31, 2000 and 1999 are as follows (in thousands):

                                                               2000      1999
                                                             --------  --------
   Goodwill................................................. $115,188  $ 87,403
   Customer base............................................   12,839    12,839
   Noncompete agreements....................................      727       727
   Trademark................................................       40        40
   Other....................................................      432       432
                                                             --------  --------
                                                              129,226   101,441
   Less accumulated amortization............................  (15,888)   (9,679)
                                                             --------  --------
   Intangible assets, net................................... $113,338  $ 91,762
                                                             ========  ========

   See Note 11 for a discussion of intangible assets recorded in 2000 related to the acquisition of Bay Data Consultants, Inc. ("Bay Data") and for a discussion of intangible assets recorded in 1999 related to the acquisitions of AvData Systems, Inc. ("AvData") and Scientific Telecommunications, Inc. ("SciTel").

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

5. Financing Obligations

 Long-Term Debt

   Long-term debt at December 31, 2000 and 1999 consist of the following (in thousands):

                                                                2000      1999
                                                              --------  --------
   11% Senior Notes due 2007................................  $130,000  $130,000
   8 7/8% Senior Notes due 2008, net of unamortized discount
    of $115 and $131 in 2000 and 1999, respectively.........   159,885   159,869
   9 3/4% Senior Notes due 2008.............................   125,000   125,000
   4 1/2% Convertible Subordinated Notes due 2006...........   100,000   100,000
   Senior Secured Credit Facility...........................   159,200         0
                                                              --------  --------
                                                               674,085   514,869
   Less current maturities..................................    (1,600)        0
                                                              --------  --------
   Long-term debt, net of current portion...................  $672,485  $514,869
                                                              ========  ========

   Maturities of long-term debt at December 31, 2000 are as follows (in thousands):

   2001................................................................ $  1,600
   2002................................................................    1,600
   2003................................................................    1,600
   2004................................................................    1,600
   2005................................................................    1,600
   Thereafter..........................................................  666,200
                                                                        --------
                                                                        $674,200
                                                                        ========

 Lease Obligations

   The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under noncancelable operating leases with original or remaining terms in excess of one year and maturities of capital lease obligations as of December 31, 2000 are as follows (in thousands):

                                                             Operating Capital
                                                              Leases   Leases
                                                             --------- -------
2001........................................................  $12,925  $ 4,158
2002........................................................   11,770    7,587
2003........................................................   10,930   11,066
2004........................................................    8,532   11,065
2005........................................................    6,797   11,065
Thereafter..................................................   20,788   15,054
                                                              -------  -------
                                                              $71,742   59,995
                                                              =======
Less amounts representing interest..........................           (20,211)
                                                                       -------
Present value of net minimum lease payments.................            39,784
Less current portion........................................              (498)
                                                                       -------
Obligations under capital leases, net of current portion....           $39,286
                                                                       =======

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

   Rental expense charged to operations for the years ended December 31, 2000, 1999, and 1998 was $13.0 million, $10.0 million, and $7.4 million, respectively.

   At December 31, 2000, the Company's assets under capital lease had a net book value of $42.0 million.

 Notes Offerings

   On June 3, 1997, the Company completed the issuance of $200 million principal amount of 11% Senior Notes due 2007 (the "1997 Notes"). Interest on the 1997 Notes is payable semiannually on June 1 and December 1. On March 3, 1998, the Company completed the issuance of $160 million principal amount of 8 7/8% Senior Notes due 2008 at a price of 99.9% (the "March 1998 Notes") for an effective yield of 8.88%. Interest on the March 1998 Notes is payable semiannually on March 1 and September 1. On November 5, 1998, the Company completed the issuance of $125 million principal amount of 9 3/4% Senior Notes due 2008 (the "November 1998 Notes"). Interest on the November 1998 Notes is payable semiannually on May 15 and November 15. On May 12, 1999, the Company completed the issuance of $100 million principal amount of 4 1/2% Convertible Subordinated Notes due 2006 (the "1999 Notes"). Interest on the 1999 Notes is payable semiannually on May 15 and November 15.

   A portion of the proceeds from the 1997 Notes was held by a trustee as security for, and to fund, the first six interest payments on these notes. The sixth payment was made during 2000.

   On April 2, 1998, the Company used proceeds from its initial public offering of common stock to redeem $70 million principal amount of its 1997 Notes at a redemption price of 111% of the principal amount thereof, plus accrued and unpaid interest. In conjunction with this redemption, the Company recorded a pre-tax extraordinary loss of $10.6 million (approximately $8.4 million after tax), consisting of a $7.7 million redemption premium and a $2.9 million write-off of unamortized debt issuance costs.

   The 1997 Notes, the March 1998 Notes and the November 1998 Notes (collectively, the "Senior Notes") are general, unsubordinated and unsecured senior obligations of the Company. The Company's subsidiaries have no obligation to pay amounts due on the Senior Notes and do not guarantee the Senior Notes. Therefore, the Senior Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. Any rights of the Company and its creditors, including holders of the Senior Notes, to participate in the assets of any subsidiary of the Company upon any liquidation or reorganization of any such subsidiary will be subject to the prior claims of that subsidiary's creditors. The Senior Notes are subject to negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions.

   The 1999 Notes are unsecured general obligations of the Company and are convertible into common stock any time after August 10, 1999, at a conversion price of $26.67 per share, subject to adjustment in specified events. The Company may redeem the 1999 Notes or make the 1999 Notes nonconvertible under specified circumstances before May 17, 2002.

 Senior Secured Credit Facility

   On April 5, 2000, the Company entered into two senior secured credit facilities, which are referred to collectively as the "senior secured credit facility," totaling $160 million with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders. The senior secured credit facility includes a $100 million Tranche 1 Term Loan B facility, or "Tranche 1," to be used to finance working capital, capital expenditures and other general corporate purposes, and a $60 million Tranche 2 Term Loan B facility, or "Tranche 2," to be used to finance the purchase of equipment. All amounts available under Tranche 1 and Tranche 2 were drawn

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
by the Company at the closing of the senior secured credit facility. Tranche 1 is secured by all of the Company's assets, except for the equipment purchased with proceeds from Tranche 2. The senior secured credit facility is senior to the $415 million principal amount of the Company's outstanding Senior Notes and $100 million principal amount of the Company's outstanding 1999 Notes. Interest per annum, as defined in the credit agreement, is payable on the senior secured credit facility at the option of the Company at 1.875% plus the Base Rate or 2.875% plus the Eurodollar Rate. The Base Rate at December 31, 2000 was 9.5% and the Eurodollar Rate at December 31, 2000 was 6.82%. The combined terms of repayment for the Tranche 1 and Tranche 2 advances are $400,000 quarterly from June 2000 through September 2006, $37.4 million in December 2006, $37.4 million in March 2007, $37.4 million in June 2007 and $37.4 million on the termination date as defined by the credit agreement. The termination date may be accelerated and any remaining balance on the advances will become immediately due in the event (i) the Company's 1999 Notes are not converted or refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2006, in which event all outstanding balances will be due on April 15, 2006, or (ii) the Company's 1997 Notes are not refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2007, in which event all outstanding balances will be due on April 15, 2007.

   The senior secured credit facility is subject to affirmative and negative covenants customarily found in similar secured financings, including restrictions on the Company's ability to incur additional indebtedness, pay dividends and make distributions.

   In connection with the completion of the senior secured credit facility, the Company terminated its $50 million credit facility with Bank of America, N.A, as administrative lender, and certain other lenders. In connection with the termination of the $50 million credit facility, the Company expensed $1.3 million of unamortized debt issuance costs, which is reflected in the accompanying consolidated statements of operations as an extraordinary loss on early termination of credit facility. No amounts were borrowed under the $50 million credit facility.

 Bridge Facility

   Prior to 1997, the Company held a 36% ownership interest in, and was the managing partner of, Gulf States FiberNet ("Gulf States"), a Georgia general partnership. In connection with the acquisition of the remaining 64% interest in Gulf States in March 1997, the Company refinanced Gulf States' outstanding indebtedness of approximately $41.6 million with a bridge facility (the "Bridge Facility"). The Bridge Facility, which bore interest at LIBOR plus 2.25%, matured on July 25, 1997, the date the proceeds from the Company's offering of the 1997 Notes were released. The Company did not retire a forward-starting interest rate swap agreement (the "Swap"), which swapped the variable interest rate with a fixed rate of 8.25%, held by Gulf States in connection with this refinancing. At December 31, 2000, the Swap had a notional amount of approximately $17.8 million. At December 31, 2000, the Company would have been required to pay approximately $772,000 to terminate the Swap. The Company made payments totaling approximately $404,000, $851,000 and $898,000 during 2000, 1999 and 1998, respectively, in connection with the Swap, which are included in other (expense) income in the accompanying consolidated statements of operations. The Swap expires in December 2002.

   Upon receipt of the proceeds from the March 1998 Notes, the Company ceased accounting for the Swap as a hedge of an anticipated transaction and began accounting for the Swap as a trading security. The Swap is marked to market at each balance sheet date and the related (loss) gain is included in other (expense) income. For the years ended December 31, 2000, 1999 and 1998, the Company recorded other (expense) income in the accompanying consolidated statements of income of approximately $(426,000), $754,000 and $(3.3) million, respectively, related to the Swap.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

 Leases

   Effective on August 1, 2000, the Company amended an agreement with a significant provider of rights-of-way to replace future variable payments with specified future fixed payments annually through 2020 and to modify certain rights under the contract. The present value of the future payments has been recorded in the accompanying consolidated balance sheets as a capital lease obligation in the amount of approximately $10.0 million. This amount does not include a one-time charge payable by the Company if there is a change in control, as defined in the amended agreement. Upon expiration in 2020, this agreement is renewable for up to two ten-year terms.

   On December 29, 2000, the Company obtained a $40 million capital lease facility with NTFC Capital Corporation. The facility will be used to finance equipment for expansion of the Company's network. The initial funding of this facility, which occurred on December 29, 2000, was for approximately $28.5 million. Each funding under the facility has a five-year term.

6. Income Taxes

   Details of the income tax (benefit) expense for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                     2000      1999     1998
                                                   --------  --------  -------
   Current:
     Federal...................................... $      0  $      0  $(3,277)
     State........................................        0         0      573
                                                   --------  --------  -------
       Total current..............................        0         0   (2,704)
                                                   --------  --------  -------
   Deferred:
     Federal......................................  (24,335)  (20,125)  (6,871)
     State........................................   (2,352)   (2,273)  (1,194)
   Increase in valuation allowance:                  26,175    22,492    4,315
                                                   --------  --------  -------
       Total deferred.............................     (512)       94   (3,750)
                                                   --------  --------  -------
       Total (benefit) expense.................... $   (512) $     94  $(6,454)
                                                   ========  ========  =======

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2000 and 1999 are as follows (in thousands):

                                                              2000      1999
                                                            --------  --------
   Deferred tax assets:
     Net operating loss carryforwards...................... $ 91,346  $ 50,002
     Alternative minimum tax credit carryforward...........      350       350
     Interest rate swap....................................      710       608
     Other.................................................    2,100     1,461
                                                            --------  --------
                                                              94,506    52,421
                                                            --------  --------
   Deferred tax liabilities:
     Property..............................................  (36,782)  (21,420)
     Other.................................................     (362)     (326)
                                                            --------  --------
                                                             (37,144)  (21,746)
                                                            --------  --------
   Net deferred tax assets.................................   57,362    30,675
   Valuation allowance.....................................  (57,362)  (31,187)
                                                            --------  --------
   Net deferred tax liabilities............................ $      0  $   (512)
                                                            ========  ========

   At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $241.3 million and $285.1 million, respectively. The carryforwards expire primarily in the years 2018 through 2020. Because the Company is unable to conclude that it is more likely than not that it will be able to realize the benefit of its deferred tax assets, it has provided a 100% valuation allowance against the net amount of such assets at December 31, 2000. The Company realized the benefit of non-qualified stock compensation expense for tax purposes in excess of stock compensation expense for book purposes of approximately $9.0 million, $2.7 million and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts have been credited directly against additional paid-in capital, net of a full valuation allowance.

   Section 382 of the Internal Revenue Code of 1986, as amended, limits the utilization of net operating loss carryforwards when there are changes in ownership greater than 50%, as defined under the Internal Revenue Code. If such a change occurs, the timing of the Company's utilization of its U.S. net operating loss carryforwards could be affected.

   A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

                                                            2000   1999   1998
                                                            ----   ----   ----
   Federal statutory rate.................................. (34)%  (34)%  (34)%
   State income taxes, net of federal benefit..............  (3)    (4)    (2)
   Permanent differences...................................  (1)    (3)     3
   Increase in valuation allowance.........................  37     41     13
                                                            ---    ---    ---
   Effective income tax rate...............................  (1)%    0%   (20)%
                                                            ===    ===    ===

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

7. Equity Interests

 Preferred Stock

   The Company has 1,480,771 shares of Series A Convertible Preferred Stock (the "Preferred Shares") outstanding. Holders of the Preferred Shares are entitled to receive dividends, when and if declared by the Company's Board of Directors, in the amount equal to the dividends payable on the number of shares of common stock into which the Preferred Shares are convertible. The Preferred Shares are convertible at the option of the holders thereof into shares of common stock on any date after March 14, 2002. The Preferred Shares are not subject to mandatory or optional redemption. Holders of the Preferred Shares have no voting rights other than the right to approve an increase in the authorized or issued amount of the Preferred Shares, the issuance of any class of stock ranking senior to the Preferred Shares as to dividends or rights on liquidation, or changes to the Company's certificate of incorporation adversely affecting the Preferred Shares. The Preferred Shares rank senior to the Company's common stock as to rights on liquidation. The Preferred Shares have a liquidation preference of $7.40 per share, plus all declared and unpaid dividends.

 Registration Statements

   The Company has filed shelf registration statements with the Securities and Exchange Commission for the issuance from time to time of up to $300 million in equity securities, including common stock, preferred stock, shares of preferred stock represented by depositary shares, warrants exercisable for common stock, preferred stock or depositary shares, subscription rights evidencing the right to purchase any of these securities and stock purchase contracts to purchase common stock or preferred stock and stock purchase units.

 Common Stock Offering

   In May 1999, the Company completed an underwritten public offering and sale of 6,037,500 shares of its common stock to the public, yielding net proceeds to the Company of approximately $120.9 million.

 Amendment to Certificate of Incorporation

   In May 2000, the Company amended its certificate of incorporation to increase the number of its authorized shares of capital stock from 95,000,000 to 205,000,000 and the number of its authorized shares of common stock from 90,000,000 to 200,000,000.

 Employee Stock Option Plan

   All employees of the Company are eligible to receive stock options under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan, as amended (the "Stock Option Plan"), which was adopted by the Company on March 24, 1997. In May 2000, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the Stock Option Plan from 7,815,000 to 9,815,000 shares (subject to antidilution adjustments in the event of a stock split, recapitalization or similar transaction). The Stock Option Plan provides for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Code to employees of the Company and its subsidiaries, as well as the grant of non-qualifying options to any other individual whose participation in the Stock Option Plan is determined to be in the best interests of the Company. The exercise price per share of common stock of incentive stock options granted under the Stock Option Plan may not be less than 100% of the fair market value of the common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). The option exercise price for non-incentive stock options granted under the Stock Option Plan may not be less than the par value of the common stock on the

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
date of grant of the option. The maximum option term is 10 years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). Options granted under the Stock Option Plan generally become exercisable with respect to 50% of the shares subject to the options on the second anniversary of the date of grant and with respect to 25% of the shares subject to the options on each of the third and fourth anniversaries of the date of grant.

   Options to purchase 96,502 shares of common stock at $2.25 per share were granted on October 1, 1997. At December 31, 2000 and 1999, unamortized compensation expense of $121,000 and $266,000, respectively, is recorded as an offset to equity in the accompanying consolidated balance sheets related to these option grants since, at the time of grant, the per share exercise price of the options was below fair market value. Compensation expense is recognized over the vesting period.

   On December 12, 2000, the Company offered to exchange for new options those options outstanding under the Stock Option Plan which have an exercise price of $18.00 or more and were held by option holders who had not received options after September 30, 2000. The offer expired on January 12, 2001 and the Company accepted for exchange options to purchase 2,084,983 shares of the common stock. Subject to terms and conditions of the offer, the Company will issue new options to purchase up to an aggregate of 2,084,983 shares of common stock in exchange for such tendered options no earlier than six months and one day after January 12, 2001. The per share exercise price of the new options will equal the last reported sale price of the common stock on the Nasdaq National Market on the grant date of the new options.

 Director Stock Option Plan

   On March 24, 1997, the Company adopted and its stockholders approved the ITC/\DeltaCom, Inc. Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the "formula" grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Code to directors of the Company who are not officers or employees of the Company (each an "Eligible Director"). The Director Plan authorizes the issuance of up to 481,500 shares of common stock pursuant to options granted under the Director Plan (subject to antidilution adjustments in the event of a stock split, recapitalization or similar transaction). The option exercise price for options granted under the Director Plan will be at least 100% of the fair market value of the shares of common stock on the date of grant of the option. Each Eligible Director will be granted an option to purchase 32,100 shares of common stock upon such person's initial election or appointment to serve as a director. Options granted will become exercisable with respect to 50% of the shares subject to the options on the second anniversary of the date of grant and with respect to 25% of the shares subject to the options on each of the third and fourth anniversaries of the date of grant. The options will expire ten years and 30 days after the date of grant.

 Assumed ITC Holding Company Plans

   The Company assumed the ITC Holding Company, Inc. Amended and Restated Stock Option Plan and the ITC Holding Company, Inc. NonEmployee Director Stock Option Plan (the "Assumed Plans") in connection with the merger of ITC Holding Company, Inc. ("ITC Holding") and the Company in October 1997 for purposes of administering options under the Assumed Plans which were outstanding as of the merger date. Options to purchase shares of ITC Holding common stock that were outstanding under the Assumed Plans prior to the merger were converted in the merger into options to purchase shares of the Company's common stock and the common stock of another entity, subject in each case to adjustment of the exercise prices and the number of shares based on the exchange ratio for the merger. At December 31, 2000, options to purchase 3,547,703 shares of the Company's common stock were outstanding under the Assumed Plans.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

 Statement of Financial Accounting Standards (SFAS) No. 123

   The Company accounts for its stock based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for options granted with a per share exercise price equal to the fair market value of the Company's common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of all options to purchase shares of common stock granted to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                  2000        1999       1998
                                               ----------- ----------- ---------
   Risk-free interest rate....................       6.20%       5.79%     5.26%
   Expected dividend yield....................          0%          0%        0%
   Expected lives............................. Seven years Seven years Ten years
   Expected volatility........................     190.90%      79.17%    77.45%

   The weighted average fair value of options granted under the Stock Option Plan and the Director Plan in 2000, 1999 and 1998 was $23.16, $19.19 and $13.48 per share, respectively. The total fair value of options for common stock granted to employees of the Company during 2000, 1999 and 1998 was computed as approximately $81.9 million, $35.4 million and $16.2 million, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, Accounting for Stock Based Compensation, the Company's net loss for the years ended December 31, 2000, 1999 and 1998 would have increased as follows:

Net loss (in thousands)                            2000       1999      1998
-----------------------                          ---------  --------  --------
As Reported..................................... $ (70,875) $(54,979) $(34,342)
Pro Forma....................................... $(100,871) $(69,301) $(41,159)

Basic and diluted net loss per share
------------------------------------
As Reported..................................... $   (1.16) $  (0.98) $  (0.67)
Pro Forma....................................... $   (1.66) $  (1.23) $  (0.81)

   A summary of the status of the Stock Option Plan, the Director Plan and the Assumed Plans as of and for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                Weighted Average
                                                                 Exercise Price
                                                      Shares       Per Option
                                                    ----------  ----------------
Outstanding at December 31, 1997................... 10,260,222        2.33
  Granted..........................................  1,282,954       16.46
  Exercised........................................ (1,573,528)       1.11
  Forfeited........................................   (427,994)       5.84
                                                    ----------
Outstanding at December 31, 1998...................  9,541,654        4.28
  Granted..........................................  2,014,750       25.42
  Exercised........................................ (1,116,282)       2.45
  Forfeited........................................   (565,109)      13.33
                                                    ----------
Outstanding at December 31, 1999...................  9,875,013        8.28
  Granted..........................................  3,884,516       23.79
  Exercised........................................ (1,121,190)       2.78
  Forfeited........................................ (1,028,021)      20.13
                                                    ----------
Outstanding at December 31, 2000................... 11,610,318       12.81
                                                    ==========

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

   The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                      Outstanding  Weighted Average                   Exercisable
      Range of           as of        Remaining     Weighted Average     As of     Weighted Average
   Exercise Prices   Dec. 31, 2000 Contractual Life  Exercise Price  Dec. 31, 2000  Exercise Price
   ---------------   ------------- ---------------- ---------------- ------------- ----------------
   $ 0.16 - $ 0.93       391,724         0.1             $ 0.54          391,724        $ 0.54
   $ 0.97 - $ 1.93       809,315         2.6               1.43          809,315          1.43
   $ 2.16 - $ 3.03     3,283,302         5.8               2.40        2,462,988          2.40
   $ 3.31 - $ 4.44     1,248,087         6.0               3.91          678,653          3.91
   $ 6.75 - $ 8.63       916,629         9.5               7.80           33,667          8.63
   $ 9.78 - $14.75       523,190         7.3              12.72          211,245         12.49
   $16.12 - $22.88     1,206,730         8.6              18.85          193,691         20.39
   $23.90 - $28.25       679,295         8.9              26.32           11,960         23.91
   $29.12 - $32.94     2,552,046         9.0              31.41                0          0.00

   At December 31, 2000, options to purchase 4,793,243 shares of the Company's common stock with a weighted average exercise price of $3.57 per share were exercisable by employees of the Company. At December 31, 1999, options to purchase 4,133,109 shares of the Company's common stock with a weighted average exercise price of $2.25 per share were exercisable by employees of the Company. At December 31, 1998, options to purchase 2,565,963 shares of the Company's common stock with a weighted average exercise price of $1.69 per share were exercisable by employees of the Company.

8. Commitments and Contingencies

 Purchase Commitments

   At December 31, 2000, the Company had entered into agreements with vendors to purchase approximately $67.4 million of equipment during 2001 related to the improvement and installation of switches, other network expansion efforts and certain services.

 Legal Proceedings

   In the normal course of business, the Company is subject to various litigation. In management's opinion and the opinion of counsel, there are no legal proceedings pending against the Company that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

 Reciprocal Interconnection Charges

   In September 2000, the Company reached a settlement with BellSouth Telecommunications, Inc. ("BellSouth") related to the Company's long-standing dispute over BellSouth's payment of reciprocal compensation for local calls placed by customers of BellSouth and terminated to customers of the Company, including calls terminated to the Company's Internet service provider customers (the "Settlement Agreement"). The Settlement Agreement provides for the settlement of all amounts claimed by the Company to be due for past reciprocal compensation at rates consistent with or in excess of amounts previously recognized by the Company as operating revenue, as well as establishes rates for all reciprocal compensation traffic on the Company's network for 2001 and 2002. The Company recognized a one-time net benefit of approximately $14.3 million for the year ended December 31, 2000 related to prior-period amounts of reciprocal compensation.

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

   The Settlement Agreement provided for a cash payment of approximately $53 million, which BellSouth made in October 2000. This payment represented payment for reciprocal compensation amounts previously billed to BellSouth and for estimated reciprocal compensation billings for the period from the date of the Settlement Agreement through December 31, 2000 and for 2001. The portion of the payment related to 2001 is subject to a true-up procedure beginning in July 2001 to determine whether the expected reciprocal compensation traffic amounts upon which the prepayment is computed have been realized. The accompanying consolidated balance sheets includes $24 million in unearned revenue related to the prepayment for 2001.

   The Settlement Agreement also provides for the prepayment by BellSouth of an additional amount to the Company in December 2001 related to expected reciprocal compensation traffic levels in 2002. This additional amount also will be subject to a true-up procedure based upon the actual amount of reciprocal compensation traffic during 2002.

   The Company agreed to limit its reciprocal compensation to be received from BellSouth to $27.5 million in 2001 and $29.5 million in 2002.

9. Employee Benefit Plans

   Employees of the Company participate in the Company's 401(k) defined contribution plan. The Company offers matching of employee contributions at a rate of 100% of up to the first 2% of employee contributions and 50% of up to the next 4% of employee contributions. Total matching contributions made to the Company's plan and charged to expense by the Company for the years ended December 31, 2000, 1999 and 1998 were $1.8 million, $946,000 and $542,000, respectively. No discretionary contributions were made in 2000, 1999 or 1998.

10. Related Party Transactions

   Certain affiliated entities provide the Company with various services and/or receive services provided by the Company. These entities include Interstate Telephone Company and Valley Telephone Company, which provide local and long-distance telephone services; InterCall, Inc. ("InterCall"), which provides conference calling services; InterServ Services Corporation, which provides operator services for "800" customer service numbers and full-service marketing research in the telecommunications industry and other industries; Powertel, Inc., which provides cellular services; KNOLOGY Holdings, Inc., which provides local exchange and long distance telephone services and cable television services; and Earthlink, Inc. ("Earthlink"), which is a provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are generally representative of arm's-length transactions.

   For the years ended December 31, 2000, 1999 and 1998, the Company received services from these affiliated entities in the amounts of $781,000, $877,000, and $854,000, respectively, which are reflected in selling, operations, and administration expenses in the accompanying consolidated statements of operations. In addition, in 2000, 1999 and 1998, the Company received services from these affiliated entities in the amount of $780,000, $610,000 and $457,000, respectively, which are reflected in cost of services in the accompanying consolidated statements of operations.

   The Company's broadband transport services segment provides operator and directory assistance services and leased capacity on some of its fiber routes to affiliated entities. The Company's retail services segment provides long-distance and related services to ITC Holding's wholly-owned and majority-owned subsidiaries and businesses in which ITC Holding is a significant stockholder. The retail services segment also acts as an agent for InterCall and Earthlink in contracting with major interexchange carriers to provide origination and

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
termination services. Under these agreements, the retail services segment contracts with the interexchange carrier and rebills the appropriate access charges plus a margin to InterCall and Earthlink so that only the margin impacts the Company's consolidated operating revenues. Total affiliated revenues generated pursuant to these arrangements and included in the accompanying consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 were $21.4 million, $15.7 million and $13.4 million, respectively.

   The Company's retail services segment leases real properties from a former stockholder and entities controlled by the former stockholder. Total rental expense related to these leases was approximately $203,000, $176,000 and $164,000 in 2000, 1999 and 1998, respectively. The retail services segment is obligated to pay rentals to the former stockholder totaling approximately $175,000 in 2001 and $169,000 annually from 2002 through April 2005 under leases which are cancelable by either of the parties with 24 months' notice.

   In July 1999, the Company completed the acquisition, by merger, of AvData, an affiliated entity (Note 11). Prior to the acquisition, some of the directors and officers of the Company were stockholders of AvData.

11. Acquisitions

 Acquisition of PSP Marketing Group, Inc. d/b/a IT Group Communications

   On May 20, 1998, the Company completed its acquisition of certain assets and liabilities of PSP Marketing Group, Inc. d/b/a IT Group Communications ("IT Group"), a Jackson, Mississippi-based long distance carrier. The Company issued 177,106 shares of common stock valued at $2.8 million, assumed liabilities of $1.2 million and paid $397,000 in cash to consummate the transaction.

   The purchase price of IT Group was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the net assets purchased in connection with this acquisition and the amount attributable to costs in excess of net assets acquired (in thousands):

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
                                                                         ------
     Purchase price..................................................... $3,190
                                                                         ======

 Acquisition of AvData

   In July 1999, the Company completed its acquisition, by merger, of AvData, a privately-owned data network management provider in Atlanta, Georgia. As the merger consideration, the Company issued 983,511 shares of common stock (including 171,898 shares which are being held in a two-year escrow account to protect against specified contingencies) and options to purchase 39,915 shares of common stock valued at $29.2 million in the aggregate. The Company issued an additional 123,757 shares of common stock and options to purchase 6,163 shares of common stock in March 2000 valued at $4.3 million in the aggregate, under earn-out provisions based on specified performance objectives met as of December 31, 1999.

   The purchase price of AvData was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the net assets

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
purchased in connection with this acquisition and the amount attributable to costs in excess of net assets acquired (in thousands):

     Property, plant and equipment..................................... $ 4,446
     Working capital...................................................    (148)
     Noncurrent liabilities............................................     (63)
     Intangible assets.................................................  29,240
                                                                        -------
     Purchase price.................................................... $33,475
                                                                        =======

 Acquisition of SciTel

   In August 1999, the Company completed its acquisition of certain assets of SciTel, a privately-owned telecommunications equipment provider headquartered in Greenwood, Mississippi. The Company issued 83,117 shares of common stock valued at $2.0 million and paid $300,000 in cash to consummate the transaction. This acquisition expanded the Company's physical presence in Mississippi to include the Hattiesburg, Tupelo and Greenwood markets.

   The purchase price of SciTel was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the net assets purchased in connection with this acquisition and the amount attributable to costs in excess of net assets acquired (in thousands):

     Property, plant and equipment...................................... $  107
     Working capital....................................................    498
     Noncurrent liabilities.............................................      0
     Intangible assets..................................................  1,695
                                                                         ------
     Purchase price..................................................... $2,300
                                                                         ======

 Acquisition of Bay Data

   In May 2000, the Company completed its acquisition, by merger, of Bay Data, a privately-owned information systems solutions company headquartered in Atlanta, Georgia. The Company paid cash of $2.0 million and issued 837,942 shares of common stock valued at $26.2 million to consummate the transaction. Of such shares, 111,725 shares are being held in escrow for two years to protect against specified contingencies.

   The purchase price of Bay Data was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the net assets purchased in connection with this acquisition and the amount attributable to costs in excess of net assets acquired (in thousands):

     Property, plant and equipment..................................... $ 1,807
     Working capital...................................................  (1,375)
     Noncurrent liabilities............................................       0
     Intangible assets.................................................  27,785
                                                                        -------
     Purchase price.................................................... $28,217
                                                                        =======

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

 Pro forma results

   The following pro forma information has been prepared assuming the acquisitions of AvData and Bay Data occurred on January 1, 1999. Pro forma results reflecting the 1999 acquisition of SciTel are not presented, as the acquisition was not material. This information includes pro forma adjustments related to the amortization of intangible assets resulting from the excess of the purchase price over the fair value of the net assets acquired. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations as they would have been if these acquisitions had actually occurred on January 1, 1999, nor is the information necessarily indicative of the results of operations which may occur in the future.

                                                            2000       1999
                                                          ---------  ---------
                                                            (in thousands,
                                                          except share data)
     Operating revenues.................................. $ 367,923  $ 265,997
     Net loss............................................   (72,004)   (61,058)
     Basic and diluted net loss per common share......... $   (1.18) $   (1.07)

12. Segment Reporting

   As discussed in Note 1, the Company operates in three business segments: broadband transport services, retail services and e/\deltacom. The Company also has a corporate segment, which has no operations. The Company evaluates segment performance based on operating revenue, gross margin, selling, operation and administration expense and depreciation and amortization expense. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2). All intercompany transactions between segments have been eliminated. Summarized financial data by business segment for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                                   2000
                           ----------------------------------------------------
                           Broadband
                           Transport  Retail
                           Services  Services e/\deltacom Corporate
                            Segment  Segment   Segment    Segment  Consolidated
                           --------- -------- ---------- --------- ------------
Operating revenues.......  $ 83,336  $269,947  $ 10,365   $     0   $  363,648
Gross margin.............    73,949   131,097     3,602         0      208,648
Selling, operations and
 administration..........    32,986   101,743    16,321         0      151,050
Depreciation and
 amortization............    37,930    45,164     3,343        82       86,519
Interest expense.........                                               55,482
Other income, net........                                               14,337
                                                                    ----------
Loss before income taxes
 and extraordinary item..                                           $  (70,066)
                                                                    ==========
Identifiable assets......  $457,637  $453,381  $101,630   $35,878   $1,048,526
                           ========  ========  ========   =======   ==========
Capital expenditures,
 net.....................  $121,588  $131,120  $ 57,123   $     0   $  309,831
                           ========  ========  ========   =======   ==========

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                                                   1999
                           ----------------------------------------------------
                           Broadband
                           Transport  Retail
                           Services  Services e/\deltacom Corporate
                            Segment  Segment    Segment   Segment  Consolidated
                           --------- -------- ----------- --------- ------------
Operating revenues.......  $ 72,853  $171,991    $ 0       $     0    $244,844
Gross margin.............    62,082    64,041      0             0     126,123
Selling, operations and
 administration..........    24,151    72,703      0             0      96,854
Depreciation and
 amortization............    28,857    24,871      0            82      53,810
Interest expense.........                                               45,293
Other income, net........                                               14,949
                                                                      --------
Loss before income
 taxes...................                                             $(54,885)
                                                                      ========
Identifiable assets......  $386,820  $334,368    $ 0       $86,410    $807,598
                           ========  ========    ===       =======    ========
Capital expenditures,
 net.....................  $ 66,806  $ 98,734    $ 0       $     0    $165,540
                           ========  ========    ===       =======    ========

                                                   1998
                           ----------------------------------------------------
                           Broadband
                           Transport  Retail
                           Services  Services e/\deltacom  Corporate
                            Segment  Segment    Segment    Segment  Consolidated
                           --------- -------- ----------- --------- ------------
Operating revenues.......  $ 51,902  $119,936    $ 0       $     0    $171,838
Gross margin.............    44,260    44,599      0             0      88,859
Selling, operations and
 administration..........    14,411    50,490      0             0      64,901
Depreciation and
 amortization............    19,136    11,669      0            82      30,887
Interest expense.........                                               31,930
Other income, net........                                                6,499
                                                                      --------
Loss before income taxes
 and extraordinary item..                                             $(32,360)
                                                                      ========
Identifiable assets......  $192,820  $106,221    $ 0       $87,063    $386,104
                           ========  ========    ===       =======    ========
Capital expenditures,
 net.....................  $ 67,467  $ 80,375    $ 0       $     0    $147,842
                           ========  ========    ===       =======    ========

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

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

                                                3rd
2000                     1st Qtr   2nd Qtr(a)  Qtr(a)   4th Qtr(a)(b)  Total
----                     --------  ---------- --------  ------------- --------
Revenues................ $ 75,707   $ 86,411  $102,875    $ 98,655    $363,648
Gross margin............   41,071     48,492    63,540      55,545     208,648
Net loss................  (15,847)   (18,358)  (10,731)    (25,939)    (70,875)
Basic and diluted net
 loss per share.........    (0.27)     (0.30)    (0.17)      (0.42)      (1.16)

1999                     1st Qtr    2nd Qtr   3rd Qtr      4th Qtr     Total
----                     --------  ---------- --------  ------------- --------
Revenues................ $ 53,034   $ 57,376  $ 65,811    $ 68,623    $244,844
Gross margin............   26,273     29,117    34,269      36,464     126,123
Net loss................  (13,012)   (12,936)  (13,528)    (15,503)    (54,979)
Basic and diluted net
 loss per share.........    (0.25)     (0.23)    (0.23)      (0.26)      (0.98)

--------
(a) The Company recognized one time net benefits for interconnection agreement settlements of approximately $2.5 million, $11.8 million and $1.8 million during the 2nd, 3rd and 4th quarters of 2000, respectively.
(b) The Company's weighted average outstanding shares for the fourth quarter of 2000 was 61,611,576.

14. Subsequent Event (Unaudited)

   In February 2001, the Company announced that it had secured a commitment for $150 million in equity financing in a definitive agreement with ITC Holding Company, Inc. The agreement provides for the issuance and sale of up to $150 million of its newly authorized Series B cumulative convertible preferred stock in multiple series and related common stock purchase warrants. Actual funding under the agreement will occur in multiple closings, with the initial closing of $30 million expected to be completed by the end of the second quarter of 2001. The Company will have the option, but will not be obligated, to sell up to an additional $120 million of Series B preferred stock and related warrants during a one-year period following the initial closing in increments not to exceed $30 million. Closings under the agreement are subject to approval by the Company's stockholders, waivers under or amendments to the Company's senior credit agreements and the Senior Notes, regulatory approvals and other customary closing conditions. In addition, funding after the initial closing is subject to approval by the stockholders of Powertel of the acquisition of Powertel by Voicestream Wireless Corporation and/or Deutsche Telecom AG, which approval was obtained in March 2001.

   The Series B preferred stock will have a stated purchase price of $1,000 per share and will accrue an 8% annual dividend payable quarterly in shares of Series B preferred stock or cash, at the Company's option. The Series B preferred stock will be redeemable at the Company's option beginning five years after the issue date and will be subject to mandatory redemption after ten years. The Series B preferred stock will be convertible into common stock at any time at a conversion price equal to an average price per share of common stock over a specified pricing period, plus a 15% premium, but not to exceed $8.74. The Company will also issue warrants at the closing of each funding having an aggregate exercise price that is equal to 30% of the aggregate purchase price of the Series B preferred stock issued at such closing. The warrant exercise price will equal the conversion price of the Series B preferred stock with which such warrants are issued.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ITC/\DELTACOM, INC. and SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 6, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 6, 2001

                     ITC/\DELTACOM, INC. AND SUBSIDIARIES

               SCHEDULE II--VALUATION AND QUALIFICATION ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (In thousands)

                                            Additions
                         Balance at -------------------------             Balance at
                         Beginning  Charged to   Charged to                 End of
Description:             of Period    Income   Other Accounts Deduction     Period
------------             ---------- ---------- -------------- ---------   ----------
Provision for
 uncollectible accounts
  1998..................  $ 1,061    $   587       $    0      $  388(2)   $ 1,260
  1999..................    1,260        753          494(1)      983(2)     1,524
  2000..................    1,524      3,009            0       1,530(2)     3,003
Valuation allowance for
 deferred tax assets
  1998..................  $   390    $ 6,198       $2,107(3)   $    0      $ 8,695
  1999..................    8,695     19,803        2,689(3)        0       31,187
  2000..................   31,187     17,176        8,999(3)        0       57,362

--------
(1) Represents a purchase reserve related to the acquisition of AvData.
(2) Represents the write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(3) Represents the increase in the valuation allowance related to stock option compensation deductible for income tax purposes, but not for financial accounting purposes, and charged to additional paid-in capital, net of a full valuation allowance.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 2nd day of April 2001.

                                          ITC/\DeltaCom, Inc.

                                                   /s/ Andrew M. Walker
                                          By: _________________________________
                                                     Andrew M. Walker
                                                  Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

   /s/ Campbell B. Lanier, III         Chairman, Director            April 2, 2001
______________________________________
       Campbell B. Lanier, III

       /s/ Andrew M. Walker            Chief Executive Officer,      April 2, 2001
______________________________________  Vice Chairman and
           Andrew M. Walker             Director (Principal
                                        Executive Officer)

      /s/ Douglas A. Shumate           Senior Vice President and     April 2, 2001
______________________________________  Chief Financial Officer
          Douglas A. Shumate            (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

     /s/ James H. Black, Jr.           Senior Vice President and     April 2, 2001
______________________________________  Director
         James H. Black, Jr.

       /s/ Donald W. Burton            Director                      April 2, 2001
______________________________________
           Donald W. Burton

       /s/ Robert A. Dolson            Director                      April 2, 2001
______________________________________
           Robert A. Dolson

       /s/ O. Gene Gabbard             Director                      April 2, 2001
______________________________________
           O. Gene Gabbard

       /s/ James V. Martin             Director                      April 2, 2001
______________________________________
           James V. Martin

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ William T. Parr                      Director             April 2, 2001
______________________________________
           William T. Parr

    /s/ William H. Scott, III                   Director             April 2, 2001
______________________________________
        William H. Scott, III

     /s/ William B. Timmerman                   Director             April 2, 2001
______________________________________
         William B. Timmerman

      /s/ Larry F. Williams                     Director             April 2, 2001
______________________________________
          Larry F. Williams

                                 EXHIBIT INDEX

 Exhibit
 Number  Exhibit Description
 ------- -------------------
  3.1    Restated Certificate of Incorporation of ITC/\DeltaCom, Inc. Filed as
         Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended
         June 30, 2000 and incorporated herein by reference.

  3.2    Amended and Restated Bylaws of ITC/\DeltaCom, Inc. Filed herewith.

  4.1    Form of Common Stock Certificate of ITC/\DeltaCom, Inc. Filed as
         Exhibit 4.1 to Registration Statement on Form S-1, as amended (File
         No. 333-36683) ("Form S-1"), and incorporated herein by reference.

 10.1    Capacity Agreement dated as of February 1, 1997 between Interstate
         FiberNet, Inc. and EntergyTechnology Company. Filed as Exhibit 10.1 to
         Registration Statement on Form S-4, as amended (File No. 333-31361)
         (the "1997 Form S-4"), and incorporated herein by reference.

 10.2    License Agreement dated February 1, 1997 between Interstate FiberNet,
         Inc. and Metropolitan Atlanta Rapid Transit Authority. Filed as
         Exhibit 10.2 to 1997 Form S-4 and incorporated herein by reference.

 10.3.1  Master Capacity Lease dated July 22, 1996 between Interstate FiberNet,
         Inc. and InterCel PCS Services, Inc. Filed as Exhibit 10.8 to 1997
         Form S-4 and incorporated herein by reference.

 10.3.2 First Amendment to Master Capacity Lease dated as of August 22, 1996 between Interstate FiberNet, Inc. and InterCel PCS Services, Inc.
         Filed as Exhibit 10.9 to 1997 Form S-4 and incorporated herein by reference.
 10.4    Assignment and Assumption Agreement dated as of March 27, 1997 between
         Gulf States FiberNet and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.13 to 1997 Form S-4 and incorporated herein by reference.
 10.5    Term Agreement dated as of August 11, 1994 between Gulf States
         FiberNet and Illinois Central Railroad Company. Filed as Exhibit 10.14 to 1997 Form S-4 and incorporated herein by reference.

 10.6.1 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment
         Group, Inc., on behalf of itself and as agent for Alabama Power
         Company, Georgia Power Company, Gulf Power Company, Mississippi Power
         Company, Savannah Electric and Power Company, Southern Electric
         Generating Company and Southern Company Services, Inc. and MPX
         Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf
         States FiberNet pursuant to an Assignment dated as of July 25, 1995.
         Filed as Exhibit 10.15 to 1997 Form S-4 and incorporated herein by reference.

 10.6.2  Release, Waiver, and Assumption Agreement, dated as of December 31,
         1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power
         Company, Gulf Power Company, Mississippi Power Company, Savannah
         Electric and Power Company, Southern Electric Generating Company and
         Southern Company Services, Inc. and Interstate FiberNet, Inc. and Gulf
         States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to 1997
         Form 10-K and incorporated herein by reference.

 Exhibit
 Number  Exhibit Description
 ------- -------------------
 10.6.3  Amendment to the Revised and Restated Fiber Optic Facilities and
         Services Agreement, dated as of January 1, 1998, by and among Southern
         Company Energy Solutions, Inc. (f/k/a Southern Development Group,
         Inc.), on behalf of itself and as agent for Alabama Power Company,
         Georgia Power Company, Gulf Power Company, Mississippi Power Company,
         Savannah Electric and Power Company, Southern Electric Generating
         Company and Southern Company Services, Inc. and Interstate FiberNet,
         Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q for the
         quarter ended September 30, 1998 (the "September 1998 Form 10-Q") and
         incorporated herein by reference.

 10.6.4  First Amendment to Revised and Restated Fiber Optic Facilities and
         Services Agreement dated as of July 24, 1995 between Southern
         Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. Filed as Exhibit 10.16 to 1997
         Form S-4 and incorporated herein by reference.

 10.6.5  Partial Assignment and Assumption of Revised and Restated Fiber Optic
         Facilities and Services Agreement dated July 25, 1995 between MPX
         Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to 1997
         Form S-4 and incorporated herein by reference.

 +10.6.6 Amendment to Revised and Restated Fiber Optic Facilities and Services
         Agreement, dated July 15, 1997, by and among Southern Development and
         Investment Group, Inc., on behalf of itself and its agent for Alabama
         Power Company, Georgia Power Company, Gulf Power Company, Mississippi
         Power Company, Savannah Electric and Power Company, Southern Electric
         Generating Company and Southern Company Services, Inc. (collectively
         "SES"), ITC Transmission Systems, Inc. (as managing partner of
         Interstate Fibernet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to 1997 Form S-4 and incorporated herein by reference.

 10.6.7  Consent for Assignment of Interest dated February 20, 1997 among SCANA
         Communications, Inc., Gulf States FiberNet, Gulf States Transmission
         Systems, Inc. and Southern Development and Investment Groups, Inc.
         Filed as Exhibit 10.18 to 1997 Form S-4 and incorporated herein by reference.
 10.6.8  Second Partial Assignment and Assumption of Revised and Restated Fiber
         Optic Facilities and Services Agreement dated March 27, 1997 between
         SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as
         Exhibit 10.19 to 1997 Form S-4 and incorporated herein by reference.

 +10.6.9 Amendment, effective as of August 1, 2000, between Southern Telecom,
         Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated
         Fiber Optics Facilities and Services Agreement made as of June 9,
         1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

 10.7.1  Fiber System Lease Agreement dated January 30, 1996 between CSW
         Communications, Inc. and Gulf States FiberNet. Filed as Exhibit 10.20 to 1997 Form S-4 and incorporated herein by reference.

 10.7.2  Consent for Acquisition and Assignment dated January 13, 1997 between
         CSW Communications, Inc. and Gulf States FiberNet. Filed as Exhibit
         10.21 to 1997 Form S-4 and incorporated herein by reference.

 10.8.1 Agreement for the Provision of Fiber Optic Services and Facilities dated April 21, 1986 between SouthernNet, Inc. and MPX Systems, Inc.
         Filed as Exhibit 10.22 to 1997 Form S-4 and incorporated herein by reference.

 Exhibit
 Number  Exhibit Description
 ------- -------------------
 10.8.2  First Amendment to Agreement for the Provision of Fiber Optic Services
         and Facilities dated May 8, 1992 between MPX Systems, Inc. and MCI
         Telecommunications Corporation. Filed as Exhibit 10.23 to 1997 Form S-
         4 and incorporated herein by reference.

 10.8.3  Second Amendment to Agreement for the Provision of Fiber Optic
         Services and Facilities dated January 30, 1996 between MPX Systems,
         Inc. and MCI Telecommunications Corporation. Filed as Exhibit 10.24 to
         1997 Form S-4 and incorporated herein by reference.

 10.9    Network Operating Agreement dated March 25, 1996 among Gulf States
         FiberNet, TriNet, Inc., Hart Communications, Inc. and SCANA
         Communications, Inc. (f/k/a MPX Systems, Inc.). Filed as Exhibit 10.25 to 1997 Form S-4 and incorporated herein by reference.

 10.10.1 Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern
         Interexchange Facilities, Inc. Filed as Exhibit 10.26 to 1997 Form S-4 and incorporated herein by reference.

 10.10.2 Amendment to the Agreement for Provision of Fiber Optic Facilities and
         Services dated March 29, 1990 between Alabama Power Company and
         Southern Interexchange Facilities, Inc. Filed as Exhibit 10.27 to 1997
         Form S-4 and incorporated herein by reference.

 10.10.3 First Amendment to the Agreement for the Provision of Fiber Optic
         Facilities and Services dated March 22, 1991 between Alabama Power
         Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
         10.28 to 1997 Form S-4 and incorporated herein by reference.

 10.10.4 Second Amendment to the Agreement for the Provision of Fiber Optic
         Facilities and Services dated December 1, 1991 between Alabama Power
         Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
         10.29 to 1997 Form S-4 and incorporated herein by reference.

 10.10.5 Third Amendment to the Agreement for the Provision of Fiber Optic
         Facilities and Services dated September 23, 1992 between Alabama Power
         Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
         10.30 to 1997 Form S-4 and incorporated herein by reference.

 10.10.6 Fourth Amendment to the Agreement for the Provision of Fiber Optic
         Facilities and Services dated January 1, 1994 between Alabama Power
         Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
         10.31 to 1997 Form S-4 and incorporated herein by reference.

 10.11.1 Agreement dated March 6, 1990 between Tennessee Valley Authority and
         Consolidated Communications Corporation (predecessor to DeltaCom,
         Inc.). Filed as Exhibit 10.32 to 1997 Form S-4 and incorporated herein by reference.

 10.11.2 Supplement Agreement; Leased Fiber Pathways, dated as of September 26,
         1997, by and between Tennessee Valley Authority and DeltaCom, Inc.
         Filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference.

 10.12.1 Interconnection Agreement signed March 12, 1997 between DeltaCom, Inc.
         and BellSouth Telecommunications, Inc. Filed as Exhibit 10.33 to 1997
         Form S-4 and incorporated herein by reference.

 10.12.2 Amendment to Interconnection Agreement relating to BellSouth loops dated March 12, 1997 between DeltaCom, Inc. and BellSouth
         Telecommunications, Inc. Filed as Exhibit 10.34 to 1997 Form S-4 and incorporated herein by reference.

 10.12.3 Amendment to Interconnection Agreement relating to resale of BellSouth services dated March 12, 1997 between DeltaCom, Inc. and BellSouth
         Telecommunications, Inc. Filed as Exhibit to 1997 Form S-4 and incorporated herein by reference.

 10.12.4 Third Amendment to Interconnection Agreement, dated March 12, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc.
         Filed as Exhibit 10.35.1 to 1997 Form S-4 and incorporated herein by reference.

 Exhibit
  Number  Exhibit Description
 -------  -------------------
 10.12.5  Fourth Amendment to Interconnection Agreement, dated August 22, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc.
          Filed as Exhibit 10.35.2 to 1997 Form S-4 and incorporated herein by reference.

 10.12.6 Amendment to Interconnection Agreement, dated October 3, 1997, by and between DeltaCom, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.35.3 to Form S-1 and incorporated herein by reference.

 10.12.7 Fifth Amendment to Interconnection Agreement, dated July 22, 1998, by and between DeltaCom, Inc., and BellSouth Telecommunications, Inc.
          Filed as Exhibit 10.35.4 to September 1998 Form 10-Q, filed with the
          Commission on November 16, 1998 and incorporated herein by reference.

 10.13    Master Equipment Lease Agreement dated October 30, 1995 between AT&T
          Systems Leasing Co. and DeltaCom, Inc. Filed as Exhibit 10.36 to 1997
          Form S-4 and incorporated herein by reference.

 10.14 Agreement for Use of Optical Fiber System, Microwave Radio Tower Site and Associated Facilities dated January 2, 1996 between DeltaCom,
          Inc. and SCI Systems, Inc. Filed as Exhibit 10.39 to 1997 Form S-4 and incorporated herein by reference.

 10.15    Collocate Agreement dated January 7, 1991 between Williams
          Telecommunications Services, Inc., and Southern Interexchange
          Facilities, Inc. (including consent for change of control). Filed as
          Exhibit 10.40 to 1997 Form S-4 and incorporated herein by reference.

 10.16    Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA
          Communications, Inc., for switch location in Columbia, South
          Carolina. Filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference.

 10.17    Lease Agreement dated January 1, 1996 between Brindlee Mountain
          Telephone Company and DeltaCom, Inc. for, among other purposes, switch location in Arab, Alabama. Filed as Exhibit 10.42 to 1997 Form
          S-4 and incorporated herein by reference.

 ++10.18  Network Products Purchase Agreement No. ITC 2000NPPA between Nortel
          Networks Inc. and Interstate FiberNet, Inc. and its subsidiary
          ITC/\DeltaCom Communications, Inc., effective as of November 8, 2000.
          Filed herewith.

 +10.19 Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation. Filed as
          Exhibit 10.45 to 1997 Form S-4 and incorporated herein by reference.

 +10.20.1 Fiber Optic Capacity Marketing and Operating Agreement, dated March
          21, 1996, by and between Interstate FiberNet and Florida Power &
          Light Company. Filed as Exhibit 10.46 to 1997 Form S-4 and incorporated herein by reference.

 +10.20.2 Addendum to Fiber Optic Capacity Marketing and Operating Agreement, dated July 10, 1997, by and between Interstate FiberNet and Florida
          Power & Light Company. Filed as Exhibit 10.47 to 1997 Form S-4 and incorporated herein by reference.

 +10.21   Master Service Agreement, dated May 6, 1996, by and between
          Interstate FiberNet and MCI Telecommunications Corporation. Filed as
          Exhibit 10.48 to 1997 Form S-4 and incorporated herein by reference.

 +10.22   Telecommunications System Maintenance Agreement, dated as of January
          26, 1995, by and between Interstate FiberNet and Sprint
          Communications Company L.P. Filed as Exhibit 10.49 to 1997 Form S-4 and incorporated herein by reference.

 +10.23 Sprint Communications Company Facilities and Services Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint
          Communications Company L.P. Filed as Exhibit 10.50 to 1997 Form S-4 and incorporated herein by reference.

 Exhibit
  Number  Exhibit Description
 -------  -------------------
 +10.24   Fiber Optic Facility Lease Agreement, dated as of January 31, 1997, by and between Interstate FiberNet, Inc. and Southern Telecom 1, Inc.
          Filed as Exhibit 10.51 to 1997 Form S-4 and incorporated herein by reference.

 10.25    First Assignment and Assumption of Fiber Optic Facility Lease
          Agreement, dated February 1, 1997, by and between Interstate
          FiberNet, Inc. and Gulf States FiberNet. Filed as Exhibit 10.52 to
          1997 Form S-4 and incorporated herein by reference.

 +10.26.1 Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet, Inc. and Sprint Communications Company
          L.P. Filed as Exhibit 10.53 to 1997 Form S-4 and incorporated herein by reference.

 10.26.2  Amendment to Telecommunications System Agreement, dated July 25,
          1995, by and between Gulf States FiberNet and Sprint Communications
          Company L.P. Filed as Exhibit 10.54 to 1997 Form S-4 and incorporated herein by reference.

 +10.26.3 Amendment No. 2 to Telecommunications System Agreement, dated August
          8, 1996, by and between Gulf States FiberNet and Sprint
          Communications Company L.P. Filed as Exhibit 10.55 to 1997 Form S-4 and incorporated herein by reference.

 +10.26.4 Assignment of the Telecommunications System Agreement, dated July 25,
          1995, between Interstate FiberNet, Inc., Gulf States FiberNet and
          Sprint Communications Company L.P. Filed as Exhibit 10.56 to 1997
          Form S-4 and incorporated herein by reference.

 +10.26.5 Assignment of the Telecommunications System Agreement, dated February
          27, 1997, between Sprint Communications Company L.P., Gulf States
          FiberNet and Gulf States Transmission Systems, Inc. Filed as Exhibit
          10.57 to 1997 Form S-4 and incorporated herein by reference.

 10.27    Fixed Fee Agreement for Exchange of Use and Maintenance of Six (6)
          Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic
          Fibers, dated July 25, 1997, by and between Interstate FiberNet,
          Inc., Gulf States Transmission Systems, Inc. and ALLTEL Telephone
          Services Corporation. Filed as Exhibit 10.58 to 1997 Form S-4 and incorporated herein by reference.

 +10.28 Switched Reseller Services Agreement, dated January 25, 1994, by and between DeltaCom, Inc. and Allnet Communication Services, Inc. Filed as Exhibit 10.69 to 1997 Form S-4 and incorporated herein by reference.

 +10.29.1 WilTel, Inc. Carrier Digital Services Agreement, dated September 1,
          1995, by and between WorldCom Network Services, Inc. D/b/a WilTel,
          Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein. Filed as Exhibit 10.70 to 1997 Form S-4 and incorporated herein by reference.

 +10.29.2 Amendment to WilTel, Inc. Carrier Digital Services Agreement, dated
          April 1, 1996, by and between WorldCom Network Services, Inc. d/b/a/
          WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein. Filed as Exhibit 10.71 to 1997 Form S-4 and incorporated herein by reference.

 +10.29.3 Amendment No. 2 to WilTel, Inc. Carrier Digital Services Agreement, dated June 1, 1996, by and between WorldCom Network Services, Inc.
          d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein. Filed as
          Exhibit 10.72 to 1997 Form S-4 and incorporated herein by reference.

 +10.29.4 Amendment No. 3 to WilTel, Inc. Carrier Digital Services Agreement, dated May 1, 1997, by and between WorldCom Network Services, Inc.
          d/b/a/ WilTel, Associated Communications Companies of America (ACCA) and the individual members of ACCA referenced therein. Filed as
          Exhibit 10.73 to 1997 Form S-4 and incorporated herein by reference.

 Exhibit
  Number  Exhibit Description
 -------  -------------------

 +10.30 Marketing and Operating Agreement, dated as of October 6, 1994, by and between Interstate FiberNet, Inc. and DukeNet Communications,
          Inc. Filed as Exhibit 10.74 to 1997 Form S-4 and incorporated herein by reference.

 +10.31   Reseller Agreement, dated June 25, 1997, by and between DeltaCom,
          Inc. and Total Network Services, a division of Cable & Wireless, Inc.
          Filed as Exhibit 10.75 to 1997 Form S-4 and incorporated herein by reference.

 10.32    Sublease Agreement, dated as of January 1, 1995, by and between ITC
          Holding Company, Inc. and ITC Transmission Systems, Inc. Filed as
          Exhibit 10.76 to 1997 Form S-4 and incorporated herein by reference.

 10.33.1 Credit Agreement (the "Credit Agreement"), dated as of April 5, 2000, among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereto, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Initial Lenders, Morgan Stanley Senior
          Funding, Inc. ("Morgan Stanley"), as administrative agent for the Lender Parties (as defined therein), Morgan Stanley & Co.
          Incorporated, as collateral agent, Bank of America Securities LLC and Morgan Stanley, as joint lead arrangers and joint book runners, and Bank of America, N.A., as syndication agent. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

 10.33.2  Security Agreement, dated April 5, 2000, made by Interstate FiberNet,
          Inc., ITC/\DeltaCom, Inc., and the other Persons listed on the signature pages thereof and the Additional Grantors (as defined in Section 23(b) thereof) to Morgan Stanley & Co. Incorporated, as collateral agent for the Secured Parties (as defined in the Credit
          Agreement). Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

 10.34.1  Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc. and
          United States Trust Company of New York, as Trustee, relating to the
          11% Senior Notes due 2007 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.1 to 1997 Form S-4 and incorporated herein by reference.

 10.34.2  Supplemental Indenture, dated as of October 17, 1997, between
          ITC/\DeltaCom, Inc. and United States Trust Company of New York, as
          Trustee. Filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference.

 10.34.3  Pledge and Security Agreement dated as of June 3, 1997 from
          ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New
          York as Trustee. Filed as Exhibit 4.3 to 1997 Form S-4 and incorporated herein by reference.

 10.34.4  Form of Exchange Note (contained in Indenture filed as Exhibit
          10.34.1).

 10.35    Assignment and Contribution Agreement Pursuant to Pledge and Security
          Agreement dated as of July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States Trust Company of New
          York, as Trustee filed herewith. Filed as Exhibit 4.5 to 1997 Form S-
          4 and incorporated herein by reference.

 +10.36.1 MCI Carrier Agreement, effective September 1, 1997, by and between
          MCI Telecommunications Corporation and Associated Communications
          Companies of America (ACCA). Filed as Exhibit 10.87 to Form S-1 and incorporated herein by reference.

 +10.36.2 First Amendment to the MCI Carrier Agreement, dated as of November
          21, 1997, by and between MCI Telecommunications Corporation and
          Associated Communication Companies of America (ACCA). Filed as
          Exhibit 10.87.1 to 1997 Form 10-K and incorporated herein by reference.

 Exhibit
 Number  Exhibit Description
 ------- -------------------

 10.37.1 Amended and Restated ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 (File No. 333-
         49034) and incorporated herein by reference.

 10.37.2 Form of Stock Option Agreement under the Amended and Restated
         ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed herewith.

 10.38.1 ITC/\DeltaCom, Inc. 1997 Director Stock Option Plan. Filed as Exhibit
         10.89 to Form S-1 and incorporated herein by reference.

 10.38.2 Form of Non-Qualified Stock Option Agreement under the ITC/\DeltaCom,
         Inc. Director Stock Option Plan. Filed herewith.

 10.39.1 ITC Holding Company, Inc. Amended and Restated Stock Option Plan.
         Filed as Exhibit 10.90 to Form S-1 and incorporated herein by reference.

 10.39.2 Amendment No. 1 to ITC Holding Company, Inc. Amended and Restated
         Stock Option Plan. Filed as Exhibit 10.2 to Quarterly Report on Form
         10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

 10.40.1 ITC Holding Company, Inc. Nonemployee Director Stock Option Plan.
         Filed as Exhibit 10.91 to Form S-1 and incorporated herein by reference.

 10.40.2 Amendment No. 1 to ITC Holding Company, Inc. Nonemployee Director
         Stock Option Plan. Filed as Exhibit 10.3 to Quarterly Report on Form
         10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

 10.41 Description of ITC/\DeltaCom, Inc. Bonus Plan. Filed as Exhibit 10.92 to Form S-1 and incorporated herein by reference.

 10.42 Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference.

 10.43.1 Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as
         Exhibit 10.94 to Form S-1 and incorporated herein by reference.

 10.43.2 First Amendment to Sale and Purchase Agreement. Among SCANA
         Corporation, SCANA Communications, Inc., and ITC Holding Company,
         Inc., dated as of October 16, 1997, among SCANA Corporation, SCANA
         Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom, Inc.
         Filed as Exhibit 10.95 to Form S-1 and incorporated herein by reference.

 10.44.1 Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United
         States Trust Company of New York, as Trustee, relating to the 8 7/8%
         Senior Notes due 2008 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.2 to
         1997 Form 10-K and incorporated herein by reference.

 10.44.2 Form of Global 8 7/8% Note due 2008 (contained in Indenture filed as
         Exhibit 10.44.1).

 10.45.1 Indenture dated as of November 5, 1998 between ITC/\DeltaCom, Inc. and
         United States Trust Company of New York, as Trustee, relating to the 9
         3/4% Senior Notes due 2008 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.2
         to Registration Statement on Form S-4, as amended (File No. 333-71735)
         (the "February 1999 Form S-4"), and incorporated herein by reference.

 10.45.2 Form of Global 9 3/4% Note due 2008 (contained in Indenture filed as
         Exhibit 10.45.1).

 10.46.1 Registration Rights Agreement, dated as of May 12, 1999, by and among
         ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Credit
         Suisse First Boston Corporation, First Union Capital Markets Corp. and
         NationsBanc Montgomery Securities LLC. Filed as Exhibit 4.1 to the May
         1999 Form 10-Q and incorporated herein by reference.

 10.46.2 Indenture dated as of May 12, 1999, between ITC/\DeltaCom, Inc.
         ITC/\DeltaCom, Inc. and U.S. Trust, Company of Texas, N.A., a national banking corporation, as trustee. Filed as Exhibit 4.1 to the May 1999
         Form 10-Q and incorporated herein by reference.

 10.46.3 Form of Global Note relating to the 4 1/2% Convertible Subordinated
         Notes due 2006 (contained in Indenture filed as Exhibit 10.46.2).

 Exhibit
 Number  Exhibit Description
 ------- -------------------
 10.46.4 Form of Registered 4 1/2% Convertible Subordinated Note due 2006.
         Filed as Exhibit 4.5 to Registration Statement on Form S-3, as amended
         (File No. 333-84661), and incorporated herein by reference.

 10.47.1 Master Lease Agreement, dated as of December 29, 2000, between NTFC
         Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc.
         and Interstate FiberNet, Inc., as Lessees (the "Master Lease
         Agreement"). Filed herewith.

 10.47.2 Form of Equipment Schedule to the Master Lease Agreement. Filed herewith.

 10.47.3 Guaranty, dated as of December 29, 2000, between Interstate FiberNet,
         Inc. and NTFC Capital Corporation. Filed herewith.

 10.48   Interconnection Agreement, dated February 9, 2001, by and between
         BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications,
         Inc. d/b/a/ ITC/\DeltaCom. Filed herewith.

 10.49.1 Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications,
         Inc. d/b/a/ ITC/\DeltaCom. Filed herewith.

 10.49.2 First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications,
         Inc., dated as of August 21, 2000, between ITC/\DeltaCom
         Communications, Inc. and BellSouth Telecommunications, Inc. Filed herewith.

 10.49.3 Amendment to the Interconnection Agreement by and between BellSouth
         Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed herewith.

 10.50   Agreement, effective as of July 1, 1999, by and between ITC/\DeltaCom
         Communications, Inc. and BellSouth Telecommunications, Inc. Filed herewith.

 10.51.1 Investment Agreement, dated as of February 27, 2001, between
         ITC/\DeltaCom, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10-1 to Current Report on Form 8-K (the "March 2001 Form 8-K"), filed with the SEC on March 23, 2001, and incorporated herein by reference.

 10.51.2 Form of Certificate of Designation of the Powers, Preferences and
         Relative, Participating, Optional and Other Special Rights of Series
         B-[ ] Cumulative Convertible Preferred Stock and Qualifications,
         Limitations and Restrictions Thereof. Filed as Exhibit 10.2 to the
         March 2001 Form 8-K and incorporated herein by reference.
 10.51.3 Form of Common Stock Purchase Warrant. Filed as Exhibit 10.3 to the
         March 2001 Form 8-K and incorporated herein by reference.
 10.51.4 Form of Registration Rights Agreement among ITC/\DeltaCom, Inc., ITC
         Holding Company, Inc. and the other Holders from time to time thereunder. Filed as Exhibit 10.4 to the March 2001 Form 8-K and incorporated herein by reference.
 12.1    Statement regarding Computation of Ratios. Filed herewith.
 21.1    Subsidiaries of ITC/\DeltaCom, Inc. Filed herewith.
 23.1    Consent of Arthur Andersen LLP. Filed herewith.

--------
+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++ Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act.