Form 10-K/A
period 2000-12-31
ITC DELTACOM INC
filed 2001-04-16
CIK 1041954

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                FORM 10-K/A-1

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

   The number of shares of the registrant's common stock outstanding on March 28, 2001 was 62,190,615.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information in the proxy statement for the 2001 annual meeting of stockholders of the registrant is incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE


     Item 10 of the Annual Report on Form 10-K of ITC/\DeltaCom, Inc., as filed with the SEC on April 2, 2001, is hereby amended and restated in its entirety by the information set forth in Item 10 of this Form 10-K/A-1.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

   For information about our executive officers, see "Business--Executive Officers."

   The following presents information about our directors who are not executive officers:

   James H. Black, Jr. has worked independently as an entrepreneur and consultant since July 2000. Mr. Black was one of our Senior Vice Presidents from July 1999 through July 2000. He was Chairman and Chief Executive Officer of AvData Systems, Inc., a provider of wide area data networks, from 1990 until we acquired AvData Systems, Inc. in July 1999. Mr. Black serves as a director of several privately held corporations, including Learn.net, Inc., Air Quality Sciences, Inc., an indoor environmental testing and product certification business, and Norelli & Company, a strategic consulting firm.

   Donald W. Burton has served as the Managing General Partner of South Atlantic Venture Funds since 1983 and as the General Partner of The Burton Partnership, Limited Partnership since 1979. Since 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton serves as a director of ITC Holding Company, Inc., Powertel, Inc., a wireless telecommunications services company, KNOLOGY Holdings, Inc., a broadband telecommunications services company, the Heritage Group of Mutual Funds and several private companies.

   Robert A. Dolson has served as President and Chief Executive Officer of United States Sugar Corporation since July 2000. He served as Vice President of Charles Stewart Mott Foundation from October 1999 to July 2000. Mr. Dolson served as President and Chairman of Continental Water Company, a holding company for regulated water utilities, from 1982 and 1989, respectively, until 1999. He served as President and Chairman of National Enterprises, Inc., the parent company of Continental Water Company, from 1984 and 1989, respectively, until 1999. Mr. Dolson has served as a director of ITC Holding Company, Inc., or its predecessors, since December 1993. He also serves as a director of several private companies.

   O. Gene Gabbard has worked independently as an entrepreneur and consultant since February 1993. Mr. Gabbard currently serves as a director of ITC Holding Company, Inc., Powertel, Inc. and ClearSource, Inc., a provider of broadband telecommunications services. From August 1990 through January 1993, Mr. Gabbard served as Executive Vice President and Chief Financial Officer of MCI Communications Corporation. Mr. Gabbard has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

   Campbell B. Lanier, III has been our Chairman since March 1997. Mr. Lanier has served as Chairman of the Board and Chief Executive Officer of ITC Holding Company, Inc., or its predecessors, since its inception in 1985. In addition, Mr. Lanier is an officer and director of several subsidiaries of ITC Holding Company, Inc. He is also a director of KNOLOGY Holdings, Inc. and serves as Chairman of the Board of Powertel, Inc. He has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

   James V. Martin has served as Chief Operating Officer of Sayers Group, LLC, a value-added technology provider and integrator, since 1993. Before joining Sayers Group, LLC, Mr. Martin served as President of RTO Enterprises, a household consumer product rental enterprise with more than 150 locations.
Mr. Martin previously worked in Business Development at GE Capital Corporation and as an accountant with the accounting firm of Coopers & Lybrand.

   William T. Parr has served as Vice Chairman of J. Smith Lanier & Co., an insurance placement company, since 1980. He has served as a director of ITC Holding Company, Inc., or its predecessors, since 1989. Mr. Parr also serves as a director of J. Smith Lanier & Co. and Industrial Distribution Group, Inc., a supplier of maintenance, repair, operating and production products.

   William H. Scott, III has served as President of ITC Holding Company, Inc., or its predecessors, since December 1991 and as a director of ITC Holding Company, Inc., or its predecessors, since May 1989. He is also an officer and director of several subsidiaries of ITC Holding Company, Inc. Mr. Scott is a director of Powertel, Inc., KNOLOGY Holdings, Inc., Innotrac Corporation, a provider of marketing support services, and Headhunter.net, Inc., an on-line recruiting service.

   William B. Timmerman has served since 1978 in a variety of management positions at SCANA Corporation, a diversified utility company, including Chief Executive Officer and President. Mr. Timmerman is also a director of SCANA Corporation, Powertel, Inc. and Liberty Corporation, a broadcasting company, and has served as a director of ITC Holding Company, Inc., or its predecessor, since 1996.

   Larry F. Williams was appointed to our Board of Directors on February 19, 2001. Mr. Williams currently acts as a consultant to telecommunications companies. From December 1994 to September 2000, Mr. Williams served as Chief Executive Officer of AAPT Ltd., a publicly traded telecommunications carrier in Australia. From January 1992 to December 1994, he served as Chief Financial Officer and Chief Operating Officer of AAPT Ltd. Mr. Williams was Executive Vice President, Vice President and Chief Financial Officer of Telecom*USA (SouthernNet) from October 1987 to August 1990, when that company was acquired by MCI Communications Corporation. From August 1990 to January 1992, Mr. Williams served as Vice President of Finance and Administration of MCI Communications Southern division. From November 1980 to October 1987,
Mr. Williams served as Vice President, Treasurer and Chief Financial Officer of John H. Harland Co. Mr. Williams currently serves as a director of AOL Australia and of Learn.net, Inc., a hosted e-learning service provider.

    Other information responsive to this item is incorporated herein by reference to ITC/\DeltaCom's definitive proxy statement for the 2001 annual meeting of stockholders.

                                  SIGNATURE


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of April 2001.
                                          ITC/\DeltaCom, Inc.


                                                   /s/ J. Thomas Mullis
                                          By: _________________________________
                                                    J. Thomas Mullis
                                                  Senior Vice President