Form 10-Q
period 2001-03-31
ITC DELTACOM INC
filed 2001-05-15
CIK 1041954

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                       OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
                                      1934

            For the transition period from            to

                         Commission file number 0-23253

                               ----------------

                               ITC/\DeltaCom, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                             58-2301135
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification Number)

      1791 O.G. Skinner Drive, West Point, GA                31833
     (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (706) 385-8000

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

                              Outstanding at May 8, 2001
Common Stock, $.01 par value      62,235,883 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               ITC/\DeltaCom, Inc.

                                     Index

                                                                   Page No.
                                                                   --------
 Part I.  Financial Information

          Item 1. Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2001 and December 31, 2000...........      3

                  Consolidated Statements of Operations
                  Three months ended March 31, 2001 and 2000.....      5

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000.....      6

                  Notes to Consolidated Financial Statements.....      7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..     10

          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk....................................     18

 Part II. Other Information

          Item 1. Legal Proceedings..............................     19

          Item 6. Exhibits and Reports on Form 8-K...............     19

          Signatures..............................................    20

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                        March 31,  December 31,
                                                          2001         2000
                                                       ----------- ------------
                                                       (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents.............................  $ 78,657    $  141,140
Restricted assets.....................................        --         6,982
Accounts receivable:
 Customer, net of allowance for uncollectible accounts
  of $2,321 and $3,003 in 2001 and 2000, respectively.    69,696        71,428
 Affiliate............................................    10,658         6,638
Inventory.............................................     9,377         9,249
Prepaid expenses......................................     4,078         5,359
                                                        --------    ----------
  Total current assets................................   172,466       240,796
                                                        --------    ----------

PROPERTY, PLANT AND EQUIPMENT, net....................   697,093       680,021
                                                        --------    ----------
OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
 $17,652 and $15,888 in 2001 and 2000, respectively...   111,574       113,338
Other assets..........................................    14,758        14,371
                                                        --------    ----------
  Total other long-term assets........................   126,332       127,709
                                                        --------    ----------
  Total assets........................................  $995,891    $1,048,526
                                                        ========    ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                       March 31,  December 31,
                                                         2001         2000
                                                      ----------- ------------
                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable:
 Trade...............................................  $ 36,949    $   40,813
 Construction........................................    18,791        35,808
Accrued interest.....................................    16,912        12,620
Accrued compensation.................................     3,656         7,026
Unearned revenue.....................................    40,921        44,339
Other accrued liabilities............................    13,039        12,998
Current portion of long-term debt and capital lease
 obligations.........................................     2,055         2,098
                                                       --------    ----------
  Total current liabilities..........................   132,323       155,702
                                                       --------    ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.........   711,675       711,771
                                                       --------    ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par value; $7.40 liquidation
 preference; 5,000,000 shares authorized, 1,480,771
 shares issued and outstanding.......................        15            15
Common Stock, $.01 par value; 200,000,000 shares
 authorized; 62,202,072 and 61,639,672 shares issued
 and outstanding in 2001 and 2000, respectively......       622           616
Additional paid-in-capital...........................   356,281       355,627
Accumulated deficit..................................  (205,025)     (175,205)
                                                       --------    ----------
  Total stockholders' equity.........................   151,893       181,053
                                                       --------    ----------
  Total liabilities and stockholders' equity.........  $995,891    $1,048,526
                                                       ========    ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                       (In thousands, except share data)

                                                Three Months Ended March 31,
                                                ------------------------------
                                                     2001            2000
                                                --------------  --------------
Operating revenues............................. $      102,207  $       75,707
Cost of services...............................         43,438          34,636
                                                --------------  --------------
Gross margin...................................         58,769          41,071
                                                --------------  --------------
Operating expenses:
 Selling, operations and administration........         46,710          31,136
 Depreciation and amortization.................         28,000          17,658
                                                --------------  --------------
  Total operating expenses.....................         74,710          48,794
                                                --------------  --------------
Operating loss.................................        (15,941)         (7,723)
                                                --------------  --------------
Other income (expense):
 Interest expense..............................        (14,903)        (11,648)
 Interest income...............................          1,277           3,481
 Other (expense) income, net...................           (253)             43
                                                --------------  --------------
  Total other expense, net.....................        (13,879)         (8,124)
                                                --------------  --------------
Loss before income taxes.......................        (29,820)        (15,847)
Income tax expense.............................             --              --
                                                --------------  --------------
Net loss....................................... $      (29,820) $      (15,847)
                                                ==============  ==============
Basic and diluted net loss per common share.... $        (0.48) $        (0.27)
                                                ==============  ==============
Basic and diluted weighted average common
 shares outstanding............................     62,159,859      59,778,580
                                                ==============  ==============

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           2001       2000
                                                         ---------  ---------
Cash flows from operating activities:
Net loss................................................ $ (29,820) $ (15,847)
                                                         ---------  ---------
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization..........................    28,000     17,658
 Amortization of debt issuance costs....................       581        563
 Changes in current operating assets and liabilities:
  Accounts receivable, net..............................    (2,288)    (7,379)
  Inventory.............................................      (128)      (800)
  Prepaid expenses......................................     1,281      2,247
  Accounts payable......................................    (3,864)     1,125
  Accrued interest......................................     4,292      4,197
  Unearned revenue......................................    (3,418)       766
  Accrued compensation and other accrued liabilities....    (3,329)    (2,982)
                                                         ---------  ---------
   Total adjustments....................................    21,127     15,395
                                                         ---------  ---------
   Net cash used in operating activities................    (8,693)      (452)
                                                         ---------  ---------
Cash flows from investing activities:
 Capital expenditures...................................   (43,497)   (62,128)
 Change in accrued construction costs...................   (17,017)     7,854
 Change in restricted assets............................     6,982       (223)
 Other..................................................       174       (104)
                                                         ---------  ---------
   Net cash used in investing activities................   (53,358)   (54,601)
                                                         ---------  ---------
Cash flows from financing activities:
 Repayments of long-term debt...........................      (138)      (181)
 Proceeds from exercise of common stock options.........       624      1,320
 Other..................................................      (918)        34
                                                         ---------  ---------
   Net cash (used in) provided by financing activities..      (432)     1,173
                                                         ---------  ---------
Decrease in cash and cash equivalents...................   (62,483)   (53,880)
Cash and cash equivalents at beginning of period........   141,140    248,431
                                                         =========  =========
Cash and cash equivalents at end of period.............. $  78,657  $ 194,551
                                                         =========  =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest.................................. $  11,640  $   7,222
                                                         =========  =========

Cash (refunds received) paid for income taxes, net...... $      (4) $      84
                                                         =========  =========

NONCASH TRANSACTIONS:

Acquisitions-Issuance of common stock................... $     --   $   4,283
                                                         =========  =========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

  Nature of Business

   ITC/\DeltaCom, Inc. (together with its wholly-owned subsidiaries, "ITC/\DeltaCom" or the "Company") provides integrated voice and data telecommunications services to mid-sized and major regional businesses in the southern United States (referred to as "retail services") and is a leading regional provider of wholesale long-haul services to other telecommunications companies (referred to as "broadband transport services"). Retail services include local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay, and high capacity broadband private line services, as well as Internet and Web page hosting services and customer premise equipment sales, installation and repair. In connection with these services, the Company owns, operates or manages an extensive fiber optic network, which extends throughout ten southern states.

   The Company also provides colocation and Web server hosting services integral to operating important business applications over the Internet through its e/\deltacom business. In addition, e/\deltacom provides a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to the Company's network.

  Basis of Presentation

   The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company's management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included, and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 2, 2001.

2. Long-Term Debt and Capital Lease Obligations

   Long-term debt and capital lease obligations at March 31, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                        March 31,  December 31,
                                                          2001         2000
                                                        ---------  ------------
11% Senior Notes due 2007............................... $130,000    $130,000
8-7/8% Senior Notes due 2008, net of unamortized
 discount of $111 and $115 in 2001 and 2000,
 respectively...........................................  159,889     159,885
9-3/4% Senior Notes due 2008............................  125,000     125,000
4-1/2% Convertible Subordinated Notes due 2006..........  100,000     100,000
Senior secured credit facility..........................  158,800     159,200
Capital lease obligations at varying interest rates,
 maturing through July 2020.............................   40,041      39,784
                                                         --------    --------
Total long-term debt and capital lease obligations......  713,730     713,869
Less current maturities.................................   (2,055)     (2,098)
                                                         --------    --------
Total................................................... $711,675    $711,771
                                                         ========    ========

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

3. Equity Interests

   In February 2001, the Company announced that it had secured a commitment for $150 million in equity financing in a definitive agreement with ITC Holding Company, Inc. The agreement provides for the issuance and sale of up to $150 million of its newly authorized Series B cumulative convertible preferred stock in multiple series and related common stock purchase warrants. Funding under the agreement will occur in multiple closings, with the initial closing of $30 million expected to be completed by the end of the second quarter of 2001. The Company will have the option, but will not be obligated, to sell up to an additional $120 million of Series B preferred stock and related warrants during a one-year period following the initial closing in increments not to exceed $30 million. Closings under the agreement are subject to approval by the Company's stockholders, amendments to the Company's senior credit agreements, regulatory approvals and other customary closing conditions.

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

4. Commitments and Contingencies

   At March 31, 2001, the Company had entered into agreements with vendors to purchase approximately $41.5 million of property, plant, equipment and services during 2001 related to the improvement and installation of switches, other network expansion efforts and certain services.

5. Segment Reporting

   As discussed in Note 1, the Company operates in three business segments: broadband transport services, retail services and e/\deltacom. The Company also has a corporate segment, which has no operations. The Company evaluates segment performance based on operating revenues, gross margin, selling, operations and administration expense and depreciation and amortization expense. All intercompany transactions between segments have been eliminated. Summarized financial data by business segment for the three months ended March 31, 2001 and 2000 are as follows (in thousands):

                                                    2001
                            ----------------------------------------------------
                            Broadband
                            Transport  Retail  e/\deltacom Corporate
                             Segment  Segment   Segment    Segment  Consolidated
                            --------- -------- ---------- --------- ------------
Operating revenues........  $ 22,942  $ 74,832  $  4,433   $     0    $102,207
Gross margin..............    20,109    37,078     1,582         0      58,769
Selling, operations and
 administration...........     8,107    30,380     8,223         0      46,710
Depreciation and
 amortization.............    11,489    14,133     2,358        20      28,000
Interest expense..........                                              14,903
Other income (expense),
 net......................                                               1,024
                                                                      --------
Loss before income taxes..                                            $(29,820)
                                                                      --------
Identifiable assets.......  $427,959  $448,432  $100,517   $18,983    $995,891
                            ========  ========  ========   =======    ========
Capital expenditures, net.  $ 36,714  $ 21,612  $  2,188   $     0    $ 60,514
                            ========  ========  ========   =======    ========

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                                                   2000
                           ----------------------------------------------------
                           Broadband
                           Transport  Retail  e/\deltacom Corporate
                            Segment  Segment   Segment    Segment  Consolidated
                           --------- -------- ---------- --------- ------------
Operating revenues........ $ 20,110  $ 55,597    $ 0      $     0    $ 75,707
Gross margin..............   17,664    23,407      0            0      41,071
Selling, operations and
 administration...........    7,520    23,045    571            0      31,136
Depreciation and
 amortization.............    8,441     9,196      0           21      17,658
Interest expense..........                                             11,648
Other income (expense),
 net......................                                              3,524
                                                                     --------
Loss before income taxes..                                           $(15,847)
                                                                     --------
Identifiable assets....... $377,500  $364,904    $ 0      $61,483    $803,887
                           ========  ========    ===      =======    ========
Capital expenditures,
 net...................... $ 23,618  $ 30,656    $ 0      $     0    $ 54,274
                           ========  ========    ===      =======    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by ITC/\DeltaCom, Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. The following analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000 and the financial statements and related notes thereto.

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

Overview

   We provide integrated voice and data telecommunications services to mid-size and major regional businesses in the southern United States and are a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own, operate or manage an extensive fiber optic network in the southern United States. We had revenues of $102.2 million for the three months ended March 31, 2001, which we refer to as the "2001 fiscal quarter," and revenues of $75.7 million for the three months ended March 31, 2000, which we refer to as the "2000 fiscal quarter."

   Our retail services involve the provision of voice and data telecommunications services to end users and resellers. We offer these services, which we refer to as our "retail services," individually or in a bundled package tailored to the business customer's specific needs. Our retail services include:

  .local telephone services;
  .long distance telephone services;
  .toll calling, calling card and operator services;
  .asynchronous transfer mode, frame relay and high capacity broadband private line services;
  .primary rate interface connectivity and colocation services to Internet service providers;
  .enhanced services, including conference calling, fax broadcasting and pre-
   paid calling cards;
  .consulting, integration, operation and proactive management of data networks;
  . in-depth network performance analysis and implementation and design services for data network deployment;
  .Internet and Web page hosting services; and .customer premise equipment sales, installation and repair;

   As of March 31, 2001, we provided retail services to approximately 14,100 business customers in 37 markets. Our retail services business generated revenues of $74.8 million for the 2001 fiscal quarter and $55.6 million for the 2000 fiscal quarter. As of March 31, 2001, we had sold approximately 309,500 access lines, excluding lines that had been disconnected or canceled. Of these access lines, approximately 282,900 had been installed as of March 31, 2001.

   In February 2001, we announced three new services intended to enhance our current data offerings to mid-sized businesses and to take advantage of our existing network infrastructure. These products include virtual private networking services based on the Internet protocol, Internet security services that include managed firewall services and our Intrusion Detection Service, and network managed services. Our virtual private network offering provides our customers with a dedicated line or secure dial-up access between multiple sites allowing the same level of security, performance and availability as a private network. The managed firewall service and our Intrusion Detection Service provide our customers security for Internet connections and reduce our customers' capital expenditures and personnel costs necessary to achieve this level of security. Our network management services allow our customers to outsource all of their frame relay network management to us. We intend to provide those customers with complementary services that will range from reactive monitoring to proactive vendor management.

   Our broadband transport services include the provision of long-haul telecommunications transmission capacity on our network to other telecommunications carriers and the switching and transportation of telecommunications traffic for these carriers. Our broadband transport services business generated revenues of $22.9 million for the 2001 fiscal quarter and $20.1 million for the 2000 fiscal quarter.

   As of March 31, 2001, we owned or managed approximately 9,730 route miles of a fiber optic network which covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of the same date, our network extended to approximately 150 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where our only competitor is the incumbent carrier.

   As of March 31, 2001, we owned approximately 6,030 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,700 route miles of network owned and operated by these three utilities.

   We provide colocation services, managed services and professional services that are integral to operating important business applications over the Internet through our e/\deltacom business. e/\deltacom also provides a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to the Company's network. Our e/\deltacom business generated revenues of $4.4 million for the 2001 fiscal quarter. e/\deltacom began its operations in the quarter ended June 30, 2000 and, therefore, generated no revenues in the 2000 fiscal quarter.

   During the 2001 fiscal quarter, our operational highlights included the following:

  . We completed the addition of 90 route miles of network through additional indefeasible rights-of-use agreements, increasing our total network mileage to approximately 9,730 route miles.
  . We successfully converted approximately 30,000 of our resale lines to the BellSouth Unbundled Network Element Platform and, as a result, improved our margins and provisioning and installation times for customers.
  . We secured, subject to stockholder approval and other customary approvals and conditions, a commitment for $150 million in equity financing in a definitive agreement signed with ITC Holding Company, Inc.
  . We recorded a restructuring charge in selling, operations and administration expense of approximately $500,000 related to employee termination benefits.

Other Information About Our Business

   The following table shows for the 2001 and 2000 fiscal quarters the percentages of total operating revenues generated by our categories of services:

                                                                       2001  2000
                                                                       ----  ----
Local/data/Internet..................................................   49%   35%
Long distance........................................................   21%   30%
Broadband transport..................................................   23%   27%
Customer premise equipment, other equipment and software-nonrecurring
 revenue.............................................................    6%    5%
Other................................................................    1%    3%

   The foregoing percentages do not reflect the effect of a one-time net benefit of $1.5 million that we recorded in the 2001 fiscal quarter pursuant to a settlement of an interconnection agreement dispute related to services provided during 2000.

   The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except market, colocation and switch data, are rounded.

                                                                June
                          March 31, December 31, September 30,   30,    March 31,
                            2001        2000         2000       2000      2000
                          --------- ------------ ------------- -------  ---------
Cumulative markets......        37         37            35         34        33
Business customers
 served-retail
 services*..............    14,100     13,700        13,460     13,330    13,000
Route miles.............     9,730      9,640         8,970      8,530     8,320
Colocations.............       177        176           142        125       125
Voice switches..........        13         13            13         11        10
ATM switches............        10         10            10         10        10
Frame relay switches....        17         17            17         17        17
Unisphere SMX-2100
 switches...............        37         37            23          9         8
Passport switches.......        42         36            36          0         0
Number of employees.....     2,300      2,445         2,250      2,075     1,750
Lines sold cumulative**.   309,500    303,700       249,800    223,000   148,000
Lines installed.........   282,900    226,650       176,650    148,350   119,300
Lines installed/lines
 sold percentage........        91%        75%           71%        67%       81%

--------
 * Reflects the combination of certain customers' multiple accounts into a single customer account.
** Net of disconnects and cancellations.

Results of Operations

   The following tables present, for the periods indicated, selected statement of operations data in dollars and as a percentage of operating revenues for our retail services, broadband transport services and e/\deltacom segments. The dollar amounts are shown in thousands.

                                                        Retail Services
                                                    --------------------------
                                                      Three Months Ended
                                                           March 31,
                                                    --------------------------
                                                     2001     %    2000     %
                                                    -------  ---  -------  ---
Operating revenues................................. $74,832  100  $55,597  100
Cost of services...................................  37,754   50   32,190   58
                                                    -------  ---  -------  ---
Gross margin.......................................  37,078   50   23,407   42
                                                    -------  ---  -------  ---
Operating expenses:
Selling, operations and administration.............  30,380   41   23,045   41
Depreciation and amortization......................  14,133   19    9,196   17
                                                    -------  ---  -------  ---
Total operating expenses...........................  44,513   60   32,241   58
                                                    -------  ---  -------  ---
Operating loss..................................... $(7,435) (10) $(8,834) (16)
                                                    =======  ===  =======  ===
EBITDA, as adjusted................................ $ 6,698    9  $   362    1
                                                    =======  ===  =======  ===
EBITDA, as adjusted, net of prior-period
 interconnection agreement settlements............. $ 5,198    7  $   362    1
                                                    =======  ===  =======  ===


                                                       Broadband Transport
                                                             Services
                                                     ---------------------------
                                                     Three Months Ended March
                                                               31,
                                                     ---------------------------
                                                      2001     %     2000     %
                                                     -------  ----  -------  ---
Operating revenues.................................. $22,942   100  $20,110  100
Cost of services....................................   2,833    12    2,446   12
                                                     -------  ----  -------  ---
Gross margin........................................  20,109    88   17,664   88
                                                     -------  ----  -------  ---
Operating expenses:
Selling, operations and administration..............   8,107    35    7,520   38
Depreciation and amortization.......................  11,489    50    8,441   42
                                                     -------  ----  -------  ---
Total operating expenses............................  19,596    85   15,961   80
                                                     -------  ----  -------  ---
Operating income.................................... $   513     2  $ 1,703    8
                                                     =======  ====  =======  ===
EBITDA, as adjusted................................. $12,002    52  $10,144   50
                                                     =======  ====  =======  ===
                                                            e/\deltacom
                                                    ----------------------------
                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                      2001     %     2000     %
                                                     -------  ----  -------  ---
Operating revenues.................................. $ 4,433   100  $   --   --
Cost of services....................................   2,851    64      --   --
                                                     -------  ----  -------  ---
Gross margin........................................   1,582    36      --   --
                                                     -------  ----  -------  ---
Operating expenses:
Selling, operations and administration..............   8,223   186      571  --
Depreciation and amortization.......................   2,358    53      --   --
                                                     -------  ----  -------  ---
Total operating expenses............................  10,581   239      571  --
                                                     -------  ----  -------  ---
Operating loss...................................... $(8,999) (203) $  (571) --
                                                     =======  ====  =======  ===
EBITDA, as adjusted................................. $(6,641) (150) $  (571) --
                                                     =======  ====  =======  ===

2001 Fiscal Quarter Compared to 2000 Fiscal Quarter

 Operating Revenues

   Total operating revenues increased $26.5 million, or 35%, from $75.7 million for the 2000 fiscal quarter to $102.2 million for the 2001 fiscal quarter.

   Operating revenues from our retail services increased $19.2 million, or 35%, from $55.6 million for the 2000 fiscal quarter to $74.8 million for the 2001 fiscal quarter. The increase in our retail services operating revenues was primarily attributable to:

  .continued growth in revenues generated by our local, data and Internet services;
  . continued success selling multiple services to our new customers and additional services to our existing customers, which we believe supports our bundled approach to offering our services;
  . continued growth in access lines installed, which increased by approximately 163,600 lines from the end of the 2000 fiscal quarter; and
  .continued stability in the rate of revenue loss from former customers from period to period.

   In April 2001, we settled an interconnection agreement dispute. In connection with this settlement, we expect to receive a $1.5 million payment, which is included in retail services revenues for the 2001 fiscal quarter, related to services we provided in 2000. Excluding this payment, retail services revenues increased $17.7 million, or 32%, over the 2000 fiscal quarter.

   We expect to experience continued growth in recurring revenues, but not necessarily nonrecurring revenues, generated by our retail services during the remainder of 2001. We do not expect significant, if any, growth during the second quarter of 2001 in recurring retail services revenues generated by our sale of local interconnection services as a result of the cancellation in April 2001 of an order from a large Internet service provider for primary rate interface connectivity lines representing approximately 64,000 access lines.

   Operating revenues from our broadband transport services increased $2.8 million, or 14%, from $20.1 million for the 2000 fiscal quarter to $22.9 million for the 2001 fiscal quarter. The increase in these revenues was primarily attributable to an increasing demand for bandwidth, which is reflected in the growth of our customer base for this segment, and to the expansion of our network. We expect continued growth in 2001 in our broadband transport services revenues as a result of the continued demand for bandwidth and the revenues we expect to derive from our network expansion into Tennessee and Texas.

   Operating revenues attributable to e/\deltacom were $4.4 million for the 2001 fiscal quarter. e/\deltacom began its operations in the quarter ended June 30, 2000 and, therefore, generated no revenues in the 2000 fiscal quarter. The revenues of e/\deltacom for the 2001 fiscal quarter were primarily related to nonrecurring professional services, including the sale of maintenance contracts and services. Although we expect e/\deltacom's nonrecurring revenues to fluctuate from period to period, we expect that e/\deltacom's recurring revenues will continue to increase as we continue to sign customers to colocation and Web server hosting contracts and integrate additional offerings through e/\deltacom's data center.

Cost of Services

   Total cost of services increased $8.8 million from $34.6 million for the 2000 fiscal quarter to $43.4 million for the 2001 fiscal quarter.

   Cost of services for our retail services increased $5.6 million from $32.2 million for the 2000 fiscal quarter to $37.8 million for the 2001 fiscal quarter. Cost of services as a percentage of revenues from retail services decreased to 50% for the 2001 fiscal quarter from 58% for the 2000 fiscal quarter. The decrease was primarily attributable to the following factors:

  .continued increase in sales of facilities-based services as a percentage of our total sales;
  . continued increase in the sales of higher gross margin services, particularly sales of our T-1-based and primary rate interface connectivity products; and
  . conversion of approximately 30,000 resale lines to the BellSouth Unbundled Network Element Platform, which resulted in the elimination of originating access and other resale costs associated with those lines.

   Cost of services for our broadband transport services increased $387,000 from $2.4 million for the 2000 fiscal quarter to $2.8 million for the 2001 fiscal quarter. Cost of services as a percentage of revenue from broadband transport operations remained constant at 12% for the 2001 fiscal quarter and the 2000 fiscal quarter.

   Cost of services attributable to e/\deltacom was $2.9 million, or 64% of revenues, for the 2001 fiscal quarter.

Selling, Operations and Administration

   Total selling, operations and administration expense increased $15.6 million from $31.1 million, or 41% of revenues, for the 2000 fiscal quarter to $46.7 million, or 46% of revenues, for the 2001 fiscal quarter.

   Selling, operations and administration expense attributable to our retail services increased $7.4 million from $23.0 million, or 41% of revenues, for the 2000 fiscal quarter to $30.4 million, or 41% of revenues, for the 2001 fiscal quarter. The increase was primarily attributable to costs associated with an increase in the number of our employees, our continued market expansion, the further expansion of our service offerings and the incurrence of a one-time restructuring charge of approximately $500,000 related to employee termination benefits.

   Selling, operations and administration expense attributable to our broadband transport services increased $587,000, from $7.5 million, or 38% of revenues, for the 2000 fiscal quarter to $8.1 million, or 35% of revenues, for the 2001 fiscal quarter. The increase resulted primarily from costs incurred in adding personnel to support the operations and geographic expansion of our network.

   Selling, operations and administration expense attributable to e/\deltacom increased $7.7 million from $571,000 for the 2000 fiscal quarter to $8.2 million, or 186% of revenue, for the 2001 fiscal quarter. The increase resulted primarily from expense incurred in connection with the addition of personnel, principally through our acquisition of Bay Data Consultants, Inc. in May 2000.

Depreciation and Amortization

   Total depreciation and amortization expense increased $10.3 million from $17.7 million for the 2000 fiscal quarter to $28.0 million for the 2001 fiscal quarter. Our retail services accounted for $4.9 million of the increase, which was primarily related to depreciation of central office equipment and telecommunications equipment added to our network during 2000 and to depreciation of new central office equipment and other telecommunications equipment added to our network during the 2001 fiscal quarter. Our broadband transport services accounted for $3.0 million of the increase, which was primarily attributable to depreciation of fiber and telecommunications equipment installed during 2000 and to depreciation of fiber and telecommunications equipment installed in the 2001 fiscal quarter. Our e/\deltacom segment accounted for $2.4 million of the increase in depreciation and amortization expense for the 2001 fiscal quarter. We expect depreciation and amortization expense to increase during the remainder of 2001 as we add electronic equipment to our network, complete e/\deltacom's data center and realize a full year of depreciation of switches and network facilities purchased in 2000.

Interest Expense

   Total interest expense increased $3.3 million from $11.6 million for the 2000 fiscal quarter to $14.9 million for the 2001 fiscal quarter. The increase in interest expense was primarily attributable to our borrowings in April 2000 of $160 million under our senior secured credit facility and our incurrence in December 2000 of $28.5 million of capital lease obligations under our $40 million capital lease facility. We expect interest expense to increase during the remainder of 2001 as a result of interest payable on the credit and capital lease facilities.

Interest Income

   Total interest income from the temporary investment of available cash balances decreased from $3.5 million for the 2000 fiscal quarter to $1.3 million for the 2001 fiscal quarter.

EBITDA, as adjusted

   Total EBITDA, as adjusted, increased $2.2 million from $9.9 million for the 2000 fiscal quarter to $12.1 million for the 2001 fiscal quarter. EBITDA, as adjusted, net of prior-period amounts for our interconnection agreement settlements, was $10.6 million for the 2001 fiscal quarter.

   EBITDA, as adjusted, attributable to our retail services for the 2001 fiscal quarter was $6.7 million, which represented an increase of $6.3 million from EBITDA, as adjusted, of $362,000 for the 2000 fiscal quarter. Net of $1.5 million related to the settlement of an interconnection agreement dispute, EBITDA, as adjusted, attributable to our retail services was $5.2 million for the 2001 fiscal quarter. The increase in EBITDA, as adjusted, for our retail services was primarily attributable to the following factors:

  .continued revenue growth resulting from additional service offerings and market expansion;
  .continued growth in sales of higher gross margin services, especially our local and data services;
  .maturation of older markets;
  . conversion of approximately 30,000 resale lines to the BellSouth Unbundled Network Element Platform, which resulted in the elimination of originating access and other resale costs associated with those lines;
  .increased cost efficiencies; and
  .reductions in our off-network access costs.

   EBITDA, as adjusted, attributable to our broadband transport services increased $1.9 million to $12.0 million for the 2001 fiscal quarter from $10.1 million for the 2000 fiscal quarter. The effects of the increase, which was primarily attributable to the increasing demand for bandwidth, were partially offset by the competitive pricing of our broadband transport services and by employee and related costs associated with the expansion of our network.

   EBITDA, as adjusted, attributable to our e/\deltacom segment was $(6.6) million for the 2001 fiscal quarter, which represented a decrease of $6.1 million from EBITDA, as adjusted, of $(571,000) for the 2000 fiscal quarter. The decrease resulted primarily from expense incurred in connection with the addition of personnel, principally through our acquisition of Bay Data Consultants, Inc. in May 2000. The decrease was partially offset by revenues generated in the 2001 fiscal quarter.

Liquidity and Capital Resources

   Cash used in operating activities was $8.7 million for the 2001 fiscal quarter and $452,000 for the 2000 fiscal quarter. Decreases in working capital were $7.5 million for the 2001 fiscal quarter and $2.8 million for the 2000 fiscal quarter. For the 2001 fiscal quarter, the decrease was primarily attributable to an increase in net accounts receivable and inventory and a decrease in accounts payable, unearned revenue and accrued compensation and other accrued liabilities. The effect of these items in the 2001 fiscal quarter was partially offset by a decrease in prepaid expenses and an increase in accrued interest. For the 2000 fiscal quarter, the decrease was primarily attributable to an increase in net accounts receivable and inventory and a decrease in accrued compensation and other liabilities. The effect of these items in the 2000 fiscal quarter was partially offset by a decrease in prepaid expenses and an increase in accrued interest, accounts payable and unearned revenue.

   Cash used in investing activities was $53.4 million for the 2001 fiscal quarter and $54.6 million for the 2000 fiscal quarter. The cash used in investing activities in the two quarters was primarily applied to fund capital expenditures. We made net capital expenditures of $60.5 million for the 2001 fiscal quarter and $54.3 million for the 2000 fiscal quarter. Of the $60.5 million of capital expenditures made during the 2001 fiscal quarter, $21.6 million related to our retail services, $36.7 million related to our broadband transport services and $2.2 million related to e/\deltacom. Of the $54.3 million of capital expenditures made during the 2000 fiscal quarter, $30.7 million related to our retail services and $23.6 million related to our broadband transport services. The increase in cash used in investing activities resulted from continued expansion of our existing network and facilities as we continued to implement our business plan.

   Cash (used in) provided by financing activities was $(432,000) for the 2001 fiscal quarter and $1.2 million for the 2000 fiscal quarter. Cash used in financing activities for the 2001 fiscal quarter was primarily attributable to repayment of long-term debt and other financing activities, which were partially offset by proceeds from the exercise of common stock options. Cash provided by financing activities for the 2000 fiscal quarter consisted primarily of proceeds from the exercise of common stock options, which were partially offset by repayments of long-term debt.

   At March 31, 2001, we had entered into agreements with vendors to purchase approximately $41.5 million of equipment and services. In the 2001 fiscal quarter, we made capital expenditures of approximately $60.5 million. We currently estimate that our aggregate capital requirements through 2001 will total approximately $190 million to $205 million, including the $41.5 million in commitments at March 31, 2001. We expect to make substantial capital expenditures thereafter. We expect that capital expenditures during the remainder of 2001 will be primarily for the following:

  . continued development and construction of our telecommunications network, including transmission equipment;
  . continued addition of switching capacity, electrical equipment and colocation space in connection with the expansion of our local telecommunications services;
  . infrastructure enhancements, principally for information systems; and .the purchase of assets for e/\deltacom.

   The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments, including market developments and new opportunities, or in the event we decide to make acquisitions or enter into joint ventures and strategic alliances, in our industry.

   As of March 31, 2001, we had approximately $78.7 million of cash and cash equivalents. We estimate that our existing sources of funds, excluding a $24 million prepayment of reciprocal compensation we expect to receive in December 2001 pursuant to our interconnection agreement settlement with BellSouth, are sufficient to enable us to make both committed and uncommitted planned capital expenditures and otherwise expand our business as currently planned through the middle of the third quarter of 2001. We believe that these sources of funds and cash flows expected to be generated from operations, together with net proceeds that we would obtain if we issued and sold all $150 million of Series B preferred stock and warrants pursuant to the equity financing announced in February 2001, will provide sufficient funds to enable us to expand our business as currently planned through the end of 2002. We believe that, beginning with the year ending December 31, 2003, our cash flow from operations will be sufficient to fund our capital expenditures and debt service requirements. Our ability to acquire funds in such equity financing is subject to the conditions described in Note 3 to the unaudited financial statements included elsewhere in this report. In the event that our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations. In addition, if we successfully complete any acquisitions, we may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. We cannot assure you that we will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to us. Any inability by us to generate or obtain sufficient funds would result in delay or abandonment of some or all of our development and expansion plans, which could have a material adverse effect on our operations.

   We have a significant level of indebtedness and debt service obligations as a result of our issuance of the publicly traded notes identified in Note 2 to the unaudited financial statements included elsewhere in this report, our borrowings of $160 million under our senior secured credit facility and commitments of up to $40 million under our capital lease facility. To meet our debt service obligations, we must successfully implement our strategy, which includes expanding our network, obtaining and retaining a significant number of customers and increasing our cash flow significantly and in a sustained manner. We cannot assure you that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges, or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

Effects of Accounting Standards

   Statement of Financial Accounting Standard, or "SFAS," No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. SFAS No. 133 may not be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. In June 1999, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities-an Amendment to FASB No. 133." SFAS No. 137 amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 or January 1, 2001 for companies with calendar-year fiscal years. We adopted SFAS Nos. 133, 137 and 138 for the fiscal year beginning January 1, 2001, with no material effect on our consolidated financial statements.

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

   Our major market risk exposure is to changing interest rates we incur on borrowings we use to fund the expansion of our business, including $158.8 million of borrowings outstanding under our senior secured credit facility as of March 31, 2001. Interest is payable on our senior secured credit facility at our option at either 1.875% plus the base rate, which was 8.0% at March 31, 2001, or 2.875% plus the eurodollar rate, which was 6.41% at March 31, 2001. The interest rates that we are able to obtain on our debt financing depend on then-current market conditions. We are also exposed to fair value risk related to our fixed-rate, long-term debt. As of March 31, 2001, our fixed-rate, long-term debt and capital lease obligations totaled $554.9 million.

   Our policy is to manage interest rates through a combination of fixed-rate and variable rate debt and through the use of interest rate swap contracts to manage our exposure to fluctuations in interest rates on our variable-rate debt. At March 31, 2001, $158.8 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $158.8 million of variable-rate debt at March 31, 2001 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   As previously described in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2001, on April 20, 2001 a complaint was filed in the Court of Chancery of the State of Delaware naming as defendants ITC/\DeltaCom, Inc., ITC Holding Company, Inc. and each member of our Board of Directors. The complaint states that the action is brought by one of our stockholders individually and seeks certification as a class action.
The complaint principally alleges that our directors and ITC Holding Company violated fiduciary duties owed or alleged to be owed to our stockholders in connection with the entry by ITC/\DeltaCom and ITC Holding Company into a previously announced investment agreement on February 27, 2001. Pursuant to the agreement, ITC Holding Company has agreed to make an equity investment of up to $150 million in ITC/\DeltaCom, as described in Note 3 to the unaudited financial statements included elsewhere in this report. The complaint also alleges that our directors violated fiduciary duties owed to our stockholders in connection with proposals relating to the ITC/\DeltaCom, Inc. 1997 Stock Option Plan which, together with the investment transaction, are scheduled for consideration by our stockholders at the 2001 annual meeting of stockholders. The plaintiff in the lawsuit seeks unspecified monetary damages and an injunction to prevent consummation of the investment transaction and the stock option plan proposals. ITC/\DeltaCom believes that the lawsuit is without merit and intends to vigorously defend the lawsuit.

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    ITC/\DeltaCom files herewith the following exhibits:

     10.1 Investment Agreement, dated as of February 27, 2001, between
          ITC/\DeltaCom, Inc. and ITC Holding Company, Inc.
     10.2 Form of Certificate of Designation of the Powers, Preferences and
          Relative, Participating, Optional and Other Special Rights of Series
          B-[  ] Cumulative Convertible Preferred Stock and Qualifications,
          Limitations and Restrictions Thereof.
     10.3 Form of Common Stock Purchase Warrant.
     10.4 Form of Registration Rights Agreement among ITC/\DeltaCom, Inc., ITC
          Holding Company, Inc. and the other Holders from time to time thereunder.

  (b) The following Current Reports on Form 8-K were filed by the Company during the period covered by this report:

          Filing Date                        Item Reported
          -----------                        -------------
       January 29, 2001  Item 5 (press release relating to the completion of a capital lease facility with NTFC Capital Corporation)

       February 27, 2001 Item 5 (press releases relating to a commitment for
                         $150 million in equity financing in a definitive agreement with ITC Holding Company, Inc. and to certain financial and operating results of ITC/\DeltaCom for the fourth quarter and year ended
                         December 31, 2000)

       March 23, 2001    Item 5 (summary of the commitment for $150 million in
                         equity financing in a definitive agreement with ITC
                         Holding Company, Inc.)

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ITC/\DeltaCom, Inc.
                                        (Registrant)

   Date: May 15, 2001                            /s/ Douglas A. Shumate
                                        By: ___________________________
                                                   Douglas A. Shumate
                                               Senior Vice President and
                                                Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                 Exhibit Index

 Number                           Exhibit Description
 ------                           -------------------
  10.1  Investment Agreement, dated as of February 27, 2001, between
        ITC/\DeltaCom, Inc. and ITC Holding Company, Inc.

  10.2  Form of Certificate of Designation of the Powers, Preferences and
        Relative, Participating, Optional and Other Special Rights of Series B-
        [ ] Cumulative Convertible Preferred Stock and Qualifications,
        Limitations and Restrictions Thereof.

  10.3  Form of Common Stock Purchase Warrant.

  10.4  Form of Registration Rights Agreement among ITC/\DeltaCom, Inc., ITC
        Holding Company, Inc. and the other Holders from time to time thereunder.