Form 10-Q
period 2001-06-30
ITC DELTACOM INC
filed 2001-08-14
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-23253

                              ITC/\DeltaCom, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                            58-2301135
-------------------------------                         ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)


1791 O.G. Skinner Drive, West Point, GA                         31833
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (706) 385-8000
                                                   ---------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Outstanding at August 7, 2001
                                                 -----------------------------
Common Stock, $.01 par value                             62,365,128 shares

                               ITC/\DeltaCom, Inc.

                                      Index
                                      -----
                                                                        Page No.
                                                                        --------
Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets
                    June 30, 2001 and December 31, 2000 ................     3

                    Consolidated Statements of Operations
                    Three and Six Months Ended June 30, 2001 and 2000 ..     5

                    Consolidated Statements of Cash Flows
                    Six Months Ended June 30, 2001 and 2000 ............     6

                    Notes to Consolidated Financial Statements .........     8

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ................    11

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk ........................................    21


Part II.  Other Information

          Item 1.   Legal Proceedings ..................................    22

          Item 2.   Changes in Securities and Use of Proceeds ..........    22

          Item 4.   Submission of Matters to a Vote of Security Holders     23

          Item 6.   Exhibits and Reports on Form 8-K ...................    24

          Signatures ...................................................    26

                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                  June 30,      December 31,
                                                                    2001            2000
                                                                -----------     ------------
                                                                (Unaudited)
                            ASSETS

CURRENT ASSETS:
Cash and cash equivalents ..................................    $    63,695     $    141,140
Restricted assets ..........................................             --            6,982
Accounts receivable:
  Customer, net of allowance for uncollectible accounts of
    $3,416 and $3,003 in 2001 and 2000, respectively .......         74,736           71,428
  Affiliate ................................................          5,079            6,638
Inventory ..................................................         10,006            9,249
Prepaid expenses ...........................................          5,236            5,359
                                                                -----------     ------------
      Total current assets .................................        158,752          240,796
                                                                -----------     ------------
PROPERTY, PLANT AND EQUIPMENT, net .........................        708,149          680,021
                                                                -----------     ------------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
  $19,416 and $15,888 in 2001 and 2000, respectively .......        109,811          113,338
Other long-term assets .....................................         13,742           14,371
                                                                -----------     ------------
        Total other long-term assets .......................        123,553          127,709
                                                                -----------     ------------
      Total assets .........................................    $   990,454     $  1,048,526
                                                                ===========     ============

The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                        June 30,        December 31,
                                                                          2001              2000
                                                                       -----------      ------------
                                                                       (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable:
  Trade ...........................................................    $    45,118      $     40,813
  Construction ....................................................         16,259            35,808
Accrued interest ..................................................         12,390            12,620
Accrued compensation ..............................................          5,949             7,026
Unearned revenue ..................................................         29,992            44,339
Other accrued liabilities .........................................         14,881            12,998
Current portion of long-term debt and capital lease
  obligations .....................................................          2,062             2,098
                                                                       -----------      ------------
    Total current liabilities .....................................        126,651           155,702
                                                                       -----------      ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ......................        715,571           711,771
                                                                       -----------      ------------

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par Value of $.01; 67,000 shares designated Series B-1 in 2001 and 0 shares designated Series B-1 in 2000; 30,000 and 0
  shares issued and outstanding in 2001 and 2000, respectively;
  entitled to redemption value of $1,000 per share, plus accrued
  and unpaid dividends ............................................         22,051                 -
                                                                       -----------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; $7.40 liquidation preference;
  5,000,000 shares authorized; 1,480,771 shares issued and
  outstanding .....................................................             15                15
Common Stock, $.01 par value; 200,000,000 shares
   authorized; 62,364,766 and 61,639,672 shares issued and
   outstanding in 2001 and 2000, respectively .....................            624               616
Additional paid-in-capital ........................................        356,791           355,627
Warrants outstanding ..............................................          4,879                 -
Accumulated deficit ...............................................       (236,128)         (175,205)
                                                                       -----------      ------------
    Total stockholders' equity ....................................        126,181           181,053
                                                                       -----------      ------------

    Total liabilities and stockholders' equity ....................    $   990,454      $  1,048,526
                                                                       ===========      ============

The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)


                                              Three Months Ended June 30,    Six Months Ended June 30,
                                              --------------------------------------------------------
                                                 2001             2000          2001             2000
                                              ----------       ----------    ----------     ----------
Operating revenues .......................... $  106,034       $   86,411    $  208,241     $  162,118
Cost of services ............................     46,096           37,919        89,534         72,555
                                              ----------       ----------    ----------     ----------
Gross margin ................................     59,938           48,492       118,707         89,563
                                              ----------       ----------    ----------     ----------
Operating expenses:
  Selling, operations and administration ....     47,522           35,480        94,232         66,616
  Depreciation and amortization .............     29,517           19,991        57,517         37,649
                                              ----------       ----------    ----------     ----------
  Total operating expenses ..................     77,039           55,471       151,749        104,265
                                              ----------       ----------    ----------     ----------
Operating loss ..............................    (17,101)          (6,979)      (33,042)       (14,702)
                                              ----------       ----------    ----------     ----------
Other income (expense):
  Interest expense ..........................    (14,280)         (14,932)      (29,183)       (26,579)
  Interest income ...........................        526            4,915         1,803          8,395
  Other (expense) income, net ...............        (40)             (41)         (293)             2
                                              ----------       ----------    ----------     ----------
  Total other expense, net ..................    (13,794)         (10,058)      (27,673)       (18,182)
                                              ----------       ----------    ----------     ----------
Loss before income taxes and extraordinary
 item .......................................    (30,895)         (17,037)      (60,715)       (32,884)
Income tax expense ..........................          -                -             -              -
                                              ----------       ----------    ----------     ----------
Loss before extraordinary item ..............    (30,895)         (17,037)      (60,715)       (32,884)
Extraordinary item - loss on early
 termination of credit facility .............          -           (1,321)            -         (1,321)
                                              ----------       ----------    ----------     ----------
Net loss ....................................    (30,895)         (18,358)      (60,715)       (34,205)
Preferred stock dividends and accretion .....        208                -           208              -
                                              ----------       ----------    ----------     ----------
Net loss applicable to common stockholders .. $  (31,103)      $  (18,358)   $  (60,923)    $  (34,205)
                                              ==========       ==========    ==========     ==========
Basic and diluted net loss per common share:
  Before extraordinary loss ................. $    (0.50)      $    (0.28)   $    (0.98)    $    (0.55)
  Extraordinary loss ........................          -            (0.02)            -          (0.02)
  Preferred stock dividends and accretion ...          -                -             -              -
                                              ----------       ----------    ----------     ----------
  Net loss applicable to common stockholders  $    (0.50)      $    (0.30)   $    (0.98)    $    (0.57)
                                              ==========       ==========    ==========     ==========
Basic and diluted weighted average common
 shares outstanding ......................... 62,275,846       60,862,847    62,218,173     60,322,655
                                              ==========       ==========    ==========     ==========

 The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                                  Six Months Ended June 30,
                                                                       --------------------------------------------
                                                                          2001                        2000
                                                                       -----------------         ------------------
Cash flows from operating activities:
   Net loss ........................................................   $         (60,715)        $          (34,205)
                                                                       -----------------         ------------------
   Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization .................................              57,517                     37,649
     Amortization of bond issue costs ..............................               1,130                      1,143
     Extraordinary item--loss on early termination of credit
      facility .....................................................                   -                      1,321
      Changes in current operating assets and liabilities:
       Accounts receivable, net ....................................              (1,749)                   (22,273)
       Inventory ...................................................                (757)                    (4,105)
       Prepaid expenses ............................................                 123                      2,265
       Accounts payable ............................................               4,305                      7,959
       Accrued interest ............................................                (230)                     3,564
       Unearned revenue ............................................             (14,347)                     1,892
       Accrued compensation and other accrued liabilities ..........                 732                      2,654
                                                                       -----------------         ------------------
             Total adjustments .....................................              46,724                     32,069
                                                                       -----------------         ------------------
          Net cash used in operating activities ....................             (13,991)                    (2,136)
                                                                       -----------------         ------------------

Cash flows from investing activities:

   Capital expenditures ............................................             (77,938)                  (141,599)
   Change in accrued construction costs ............................             (19,549)                     2,655
   Purchase of Bay Data Consultants, Inc. ..........................                   -                     (2,218)
   Release of restricted assets ....................................               6,982                      6,741
   Other ...........................................................                 171                         90
                                                                       -----------------         ------------------
          Net cash used in investing activities ....................             (90,334)                  (134,331)
                                                                       -----------------         ------------------

Cash flows from financing activities:

   Proceeds from $160 million senior secured credit facility,
      net of issuance costs ........................................                   -                    157,434
   Cash from $160 million senior secured credit facility
      restricted for capital expenditures ..........................                   -                    (60,000)
   Repayments of long-term debt and capital lease obligations.......                (578)                      (774)
   Proceeds from issuance of Series B-1 preferred stock and stock
       warrants, net of issuance costs .............................              26,795                          -
   Proceeds from exercise of common stock options ..................               1,100                      2,325
   Other ...........................................................                (437)                       (19)
                                                                       -----------------         ------------------
          Net cash provided by financing activities ................              26,880                     98,966
                                                                       -----------------         ------------------

  The accompanying notes are an integral part of these consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                  Six Months Ended June 30,
                                                               -------------------------------
                                                                   2001                2000
                                                               -----------         -----------
Decrease in cash and cash equivalents ......................   $   (77,445)        $   (37,501)

Cash and cash equivalents at beginning of period ...........       141,140             248,431
                                                               -----------         -----------
Cash and cash equivalents at end of period .................   $    63,695         $   210,930
                                                               ===========         ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest .....................................   $    31,573         $    22,776
                                                               ===========         ===========
Cash paid (refunds received) for income taxes, net .........   $        (1)        $        55
                                                               ============        ===========
NONCASH TRANSACTIONS:

Capital lease obligations issued for network equipment .....   $     4,343         $         -
                                                               ===========         ===========
Preferred stock dividends and accretion ....................   $       208         $         -
                                                               ===========         ===========
Issuance of common stock in connection with acquisitions ...   $         -         $    30,500
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

2.   Long-term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations at June 30, 2001 and December 31, 2000 consisted of the following (in thousands):


                                                                            June 30,              December 31,
                                                                              2001                    2000
                                                                         ------------            -------------
11% Senior Notes due 2007 ...........................................    $    130,000            $     130,000
8-7/8% Senior Notes due 2008, net of unamortized
 discount of $107 and $115 in 2001 and 2000, respectively ...........         159,893                  159,885
9-3/4% Senior Notes due 2008 ........................................         125,000                  125,000
4-1/2% Convertible Subordinated Notes due 2006 ......................         100,000                  100,000
Senior Secured Credit Facility ......................................         158,400                  159,200
Capital lease obligations at varying interest rates,
 maturing through July 2020 .........................................          44,340                   39,784
                                                                         ------------            -------------
Total long-term debt and capital lease obligations ..................         717,633                  713,869
Less current maturities .............................................          (2,062)                  (2,098)
                                                                         ------------            -------------
Total ...............................................................    $    715,571            $     711,771
                                                                         ============            =============

3.   Convertible Redeemable Preferred Stock

   In 2001, the Company secured a commitment for $150 million in equity financing in a definitive agreement with ITC Holding Company, Inc. The agreement provides for the issuance and sale of up to $150 million of its newly authorized Series B cumulative convertible preferred stock in multiple series and related common stock purchase warrants. Funding under the agreement will occur in multiple closings. The initial closing of $30 million of the first series of Series B preferred stock was completed in June 2001. The Company will have the option, but will not be obligated, to sell up to an additional $120 million of Series B preferred stock and related warrants in the aggregate to ITC Holding Company and two assignees of a portion of ITC Holding Company's purchase commitment on or before June 20, 2002 in increments not to exceed $40 million. Any additional closings under the agreement will be subject to closing conditions.

   The Series B preferred stock will have a stated purchase price of $1,000 per share and will accrue an 8% annual dividend payable quarterly in shares of Series B preferred stock or cash, at the Company's option. The Series B preferred stock will be redeemable at the Company's option beginning five years after the issue date and will be subject to mandatory redemption ten years after the issue date. The Series B preferred stock will have a liquidation preference equal to the greater of $1,000 per share plus accumulated and unpaid dividends or the amount that would have been received with respect to the shares of common stock issuable upon conversion of the shares of Series B preferred stock if such shares had been converted immediately before the event of dissolution, liquidation or winding-up. The Series B preferred stock will have special voting rights and powers. The Series B preferred stock will be convertible into common stock at any time at a conversion price initially equal to an average price per share of common stock over a specified pricing period, plus a 15% premium, but not to exceed $5.70. The conversion price will be subject to adjustment in specified circumstances. The Company will also issue common stock purchase warrants at the closing of each funding for no additional consideration. Each issue of warrants will have an aggregate exercise price that is equal to 30% of the aggregate purchase price of the Series B preferred stock issued at such closing. The warrant exercise price per share of common stock will be the same as the conversion price of the Series B preferred stock with which such warrants are issued.

   On June 20, 2001, the Company issued 30,000 shares of Series B preferred stock designated Series B-1 Cumulative Convertible Preferred Stock with a redemption value of $30 million, yielding proceeds, net of issuance costs, to the Company of approximately $26.8 million. The Series B-1 preferred stock is convertible into common stock at any time at an initial conversion price of $5.70 per share of common stock. The difference between the redemption value and recorded value of the Series B-1 preferred stock recorded in the financial statements is being accreted over a five-year period from the date of issuance.

4.   Equity Interests

     Amendment to Employee Stock Option Plan

     On June 15, 2001, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the Company's 1997 Stock Option Plan from 9,815,000 shares to 13,815,000 shares.

     Warrants to Purchase Common Stock

   On June 20, 2001, the Company issued warrants to purchase an aggregate of 1,578,948 shares of common stock at an initial exercise price of $5.70 per share in connection with the issuance of the Series B-1 preferred stock. The warrants have an aggregate exercise price of $9 million. The warrants will be exercisable for common stock at any time for a period of ten years from the date of issuance. The total fair value of the warrants issued was computed as approximately $4.9 million. The Company computed the value of the warrants using the Black-Scholes option pricing model.

5.   Commitments and Contingencies

     At June 30, 2001, the Company had entered into agreements with vendors to purchase approximately $32.3 million of property, plant, equipment and services during 2001 related to the improvement and installation of switches, network expansion efforts and certain services.

6.   Segment Reporting

     As discussed in Note 1, the Company operates in three business segments: broadband transport services, retail services and e/\deltacom. The Company also has a corporate segment, which has no operations. The Company evaluates segment performance based on operating revenues, gross margin, selling, operations and administration expense and depreciation and amortization expense. All intercompany transactions between segments have been eliminated. Summarized financial data by business segment for the six months ended June 30, 2001 and 2000 are as follows (in thousands):


                                                                            2001
                                            -------------------------------------------------------------------
                                            Broadband
                                            Transport      Retail     e/\deltacom    Corporate
                                             Segment      Segment       Segment       Segment      Consolidated
                                            -------------------------------------------------------------------
Operating revenues .......................  $  47,684    $ 152,217    $    8,340     $       0     $  208,241
Gross margin .............................     42,054       74,242         2,411             0        118,707
Selling, operations, and administration ..     16,857       61,595        15,780             0         94,232
Depreciation and amortization.............     23,674       29,123         4,679            41         57,517
Other income (expense), net...............                                                              1,510
Interest expense..........................                                                            (29,183)
                                                                                                   ----------
Loss before income taxes and
 extraordinary item ......................                                                         $  (60,715)
                                                                                                   ==========
Identifiable assets ......................  $ 421,861    $ 446,164    $  106,924     $  15,505     $  990,454
                                            =========    =========    ==========     =========     ==========
Capital expenditures, net ................  $  61,102    $  32,905    $    3,480     $       0     $   97,487
                                            =========    =========    ==========     =========     ==========


                                                                            2000
                                            -------------------------------------------------------------------
                                            Broadband
                                            Transport      Retail     e/\deltacom    Corporate
                                             Segment      Segment       Segment       Segment      Consolidated
                                            -------------------------------------------------------------------
Operating revenues .......................  $  40,884    $ 118,787    $    2,447     $       0     $  162,118
Gross margin .............................     35,781       52,731         1,051             0         89,563
Selling, operations, and administration ..     15,648       47,334         3,634             0         66,616
Depreciation and amortization ............     17,483       19,508           617            41         37,649
Other income (expense), net ..............                                                              8,397
Interest expense .........................                                                            (26,579)
                                                                                                   ----------
Loss before income taxes and
 extraordinary item ......................                                                         $  (32,884)
                                                                                                   ==========
Identifiable assets ......................  $ 503,194    $ 388,248    $   46,958     $  43,432     $  981,832
                                            =========    =========    ==========     =========     ==========
Capital expenditures, net ................  $  67,266    $  71,288    $      390     $       0     $  138,944
                                            =========    =========    ==========     =========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by ITC/\DeltaCom, Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. The following analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000, including our audited financial statements and the related notes.

     We have included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in our industry. EBITDA, as adjusted, represents earnings before other income and other expenses, net interest, income taxes, extraordinary item and depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.

     Unless we indicate otherwise, references in this report to "we," "us," "our" and "ITC/\DeltaCom" mean ITC/\DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to one decimal place and dollar amounts of less than $1 million to the nearest thousand.

Overview

     We provide integrated voice and data telecommunications services to mid-size and major regional businesses in the southern United States and are a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own or manage an extensive fiber optic network in the southern United States. We had total operating revenues of $106.0 million for the three months ended June 30, 2001, which we refer to as the "2001 fiscal quarter," and total operating revenues of $86.4 million for the three months ended June 30, 2000, which we refer to as the "2000 fiscal quarter." For the six months ended June 30, 2001, which we refer to as the "2001 fiscal six-month period," we had total operating revenues of $208.2 million and for the six months ended June 30, 2000, which we refer to as the "2000 fiscal six-month period," we had total operating revenues of $162.1 million.

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

     . asynchronous transfer mode, frame relay and high capacity broadband private line services;

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

     .    Internet and Web page hosting services; and

     .    customer premise equipment sale, installation and repair.

     As of June 30, 2001, we provided retail services to approximately 14,420 business customers in 37 markets. Our retail services business generated operating revenues of $77.4 million for the 2001 fiscal quarter compared to $63.2 million for the 2000 fiscal quarter, and operating revenues of $152.2 million for the 2001 fiscal six-month period compared to $118.8 million for the 2000 fiscal six-month period. As of June 30, 2001, we had sold a total of approximately 260,500 access lines, excluding lines that had been disconnected or canceled. Of these access lines, approximately 242,400 had been installed as of June 30, 2001. From the numbers of access lines sold and installed as of March 31, 2001, the number of lines sold as of June 30, 2001 represented a decrease of 49,000 lines and the number of lines installed as of June 30, 2001 represented a decrease of 40,500 lines. These decreases in lines sold and lines installed were primarily attributable to the previously disclosed cancellation of primary rate interface connectivity lines by a large Internet service provider customer.

   Our broadband transport services include the provision of long-haul telecommunications transmission capacity on our network to other telecommunications carriers and the switching and transportation of telecommunications traffic for these carriers. Our broadband transport services business generated operating revenues of $24.7 million for the 2001 fiscal quarter compared to $20.8 million for the 2000 fiscal quarter, and operating revenues of $47.7 million for the 2001 fiscal six-month period compared to $40.9 million for the 2000 fiscal six-month period.

   As of June 30, 2001, we owned, operated or managed approximately 9,840 route miles of a fiber optic network which covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of the same date, our network extended to approximately 150 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where our only competitor is the incumbent carrier.

     As of June 30, 2001, we owned, operated approximately 6,040 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,800 route miles of network owned and operated by these utilities.

     Approximately 300 route miles of our network run through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located throughout Mississippi and approximately 800 route miles of our network run through fiber optic cables owned by the Georgia Power Company over its rights-of-way located throughout Georgia. Lawsuits were filed in federal court in Mississippi and in state court in Georgia in June 2001 and July 2001, respectively, by plaintiffs purporting to represent a class of landowners in the State of Mississippi or Georgia over which the fiber optic cables of Mississippi Power or Georgia Power run. Each lawsuit alleges that the defendant power company cannot lawfully use its rights-of-way at issue for the transmission of telecommunications services of third parties, including ITC/\DeltaCom. We currently are not a party to either of these proceedings, but we would be adversely affected if, as a result of these lawsuits, Missisippi Power or Georgia Power were required to cease allowing us to use the rights-of-way for a portion of our network.

     We provide colocation services, managed services and professional services that are integral to operating important business applications over the Internet through our e/\deltacom division. e/\deltacom also provides a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to our network. Our e/\deltacom division, which began operating on May 1, 2000, generated operating revenues of $3.9 million for the 2001 fiscal quarter compared to $2.4 million for the 2000 fiscal quarter, and operating revenues of $8.3 million for the 2001 fiscal six-month period compared to $2.4 million for the 2000 fiscal six-month period.

     During the 2001 fiscal quarter, our operational highlights included the following:

     . in June 2001, we completed the sale of $30 million of a new series of cumulative convertible preferred stock in the first closing under the previously announced commitment for up to $150 million in equity;

     . we completed the addition of 110 miles of network, increasing our total network to approximately 9,840 miles; and

     . we received consent from the holders of our senior credit facility for an additional $20 million capital lease facility, bringing the total available to $70 million, with approximately $44 million of current capital leases outstanding.

     During 2000, we reached a previously announced settlement of our long-standing dispute over BellSouth's payment of reciprocal compensation to us for local calls placed by customers of BellSouth and terminated to our customers, including calls terminated by our Internet service provider customers. Among other items, BellSouth made a cash payment to us of approximately $53 million in October 2000, which represented payments for reciprocal compensation amounts billed to BellSouth before the date of the settlement agreement and for estimated reciprocal compensation billings after the date of the settlement agreement through December 31, 2001. The portion of the payment related to 2001 is subject to reconciliation procedures to determine whether the expected reciprocal compensation traffic amounts upon which the prepayment is computed have been realized. Pursuant to the initial reconciliation procedure that occurred in July 2001, we repaid BellSouth approximately $5.5 million, which represents the difference between the forecasted amount of reciprocal compensation upon which the prepayment was based and the actual amount of reciprocal compensation generated by BellSouth during the first six months of 2001. Our repayment to BellSouth did not affect our operating results for the 2001 fiscal quarter or the 2001 fiscal six-month period. The portion of the prepayment related to 2001 reciprocal compensation is subject to additional reconciliation procedures covering the remaining six months of 2001. These additional procedures may require us to repay additional amounts relating to reciprocal compensation for 2001.

     BellSouth also has agreed to prepay an additional amount to us in December 2001 related to expected reciprocal compensation in 2002. This additional amount will be based on a review, which will occur in December 2001, of actual reciprocal compensation generated by BellSouth in the three months ended November 30, 2001. BellSouth's prepayment for 2002 will be subject to quarterly reconciliation procedures, which may require us to repay a portion of the 2002 reciprocal compensation prepayment.

Other Information About Our Business

     The following table shows for the 2001 and 2000 fiscal quarters the percentages of total operating revenues generated by our categories of services:


                                                                    2001    2000
Local/data/Internet .............................................    48%     41%
Long distance ...................................................    19%     25%
Broadband transport .............................................    23%     24%
Customer premise equipment, other equipment and
    software-nonrecurring revenue ...............................     8%      8%
Other ...........................................................     2%      2%

     The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except market, colocation and switch data, are rounded.


                                               June 30,    March 31,    December 31,    September 30,   June 30,
                                                 2001        2001          2000             2000          2000
                                                 ----        ----          ----             ----          ----
Cumulative markets ........................         37          37            37               35            34
Business customers served
  - retail services* ......................     14,420      14,100        13,700           13,460        13,330
Route miles ...............................      9,840       9,730         9,640            8,970         8,530
Colocations ...............................        177         177           176              142           125
Voice switches ............................         13          13            13               13            11
ATM switches ..............................         10          10            10               10            10
Frame relay switches ......................         17          17            17               17            17
Unisphere SMX-2100 switches ...............         39          37            37               23             9
Passport switches .........................         53          42            36               36             0
Number of employees .......................      2,360       2,300         2,445            2,250         2,075
Lines sold cumulative** ...................    260,500     309,500       303,700          249,800       223,000
Lines installed ...........................    242,400     282,900       226,650          176,650       148,350
Lines installed/lines sold percentage .....         93%         91%           75%              71%           67%

    *Reflects the combination of certain customers' multiple accounts into a single customer account.

   **Net of lines disconnected or canceled.

Results of Operations

     The following tables present, for the periods indicated, selected statement of operations data in dollars and as a percentage of operating revenues for our retail services, broadband transport services and e/\deltacom. The dollar amounts are shown in thousands.

                                                                     Retail Services
                           -------------------------------------------------------------------------------------------------
                                      Three Months Ended June 30,                       Six Months Ended June 30,
                           -------------------------------------------------------------------------------------------------
                              2001        %            2000         %             2001        %             2000        %
                           ----------   ------    -------------   ------     -------------  ------     -------------  ------
Operating revenues         $   77,386      100    $      63,190      100     $     152,217     100     $     118,787     100
Cost of services               40,222       52           33,866       54            77,975      51            66,056      56
                           ----------   ------    -------------   ------     -------------  ------     -------------  ------
Gross margin                   37,164       48           29,324       46            74,242      49            52,731      44
                           ----------   ------    -------------   ------     -------------  ------     -------------  ------
Operating expenses:
  Selling, operations
    and administration         31,215       40           24,288       38            61,595      41            47,334      40
  Depreciation and
    amortization               14,990       20           10,311       16            29,123      19            19,508      16
                           ----------   ------    -------------   ------     -------------  ------     -------------  ------
Total operating
  expenses                     46,205       60           34,599       54            90,718      60            66,842      56
                           ----------   ------    -------------   ------     -------------  ------     -------------  ------
Operating loss             $   (9,041)     (12)   $      (5,275)      (8)    $     (16,476)    (11)    $     (14,111)    (12)
                           ==========   =======   =============   ======     =============  ======     =============  ======
EBITDA, as adjusted        $    5,949        8    $       5,036        8     $      12,647       8     $       5,397       4
                           ==========   ======    =============   ======     =============  ======     =============  ======

                                                               Broadband Transport Services
                           -------------------------------------------------------------------------------------------------
                                      Three Months Ended June 30,                       Six Months Ended June 30,
                           -------------------------------------------------------------------------------------------------
                              2001        %            2000         %             2001        %             2000        %
                           ----------  -------    -------------   ------     -------------  ------     -------------  ------
Operating revenues         $   24,741      100    $      20,774      100     $      47,684     100     $      40,884     100
Cost of services                2,796       11            2,657       13             5,630      12             5,103      13
                           ----------  -------    -------------   ------     -------------  ------     -------------  ------
Gross margin                   21,945       89           18,117       87            42,054      88            35,781      87
                           ----------  -------    -------------   ------     -------------  ------     -------------  ------
Operating expenses:
  Selling, operations
    and administration          8,749       36            8,128       39            16,857      35            15,648      38
  Depreciation and
    amortization               12,186       49            9,042       44            23,674      50            17,483      43
                           ----------  -------    -------------   ------        ----------  ------     -------------  ------
Total operating
  expenses                     20,935       85           17,170       83            40,531      85            33,131      81
                           ----------  -------    -------------   ------     -------------  ------     -------------  ------
Operating income           $    1,010        4    $         947        4     $       1,523       3     $       2,650       6
                           ==========  =======    =============   ======     =============  ======     =============  ======
EBITDA, as adjusted        $   13,196       53    $       9,989       48     $      25,197      53     $      20,133      49
                           ==========  =======    =============   ======     =============  ======     =============  ======

                                                                      e/\deltacom
                           -------------------------------------------------------------------------------------------------
                                      Three Months Ended June 30,                       Six Months Ended June 30,
                           -------------------------------------------------------------------------------------------------
                               2001       %             2000        %             2001       %            2000         %
                           ----------  -------    -------------   ------     -------------  ------     -------------  ------
Operating revenues         $    3,907      100    $       2,447      100     $       8,340     100     $       2,447     100
Cost of services                3,078       79            1,396       57             5,929      71             1,396      57
                           ----------  -------    -------------   ------     -------------  ------     -------------  ------
Gross margin                      829       21            1,051       43             2,411      29             1,051      43
                           ----------  -------    -------------   ------     -------------  ------     -------------  ------
Operating expenses:
  Selling, operations
    and administration          7,558      193            3,064      125            15,780     189             3,634     149
  Depreciation and
    amortization                2,320       60              617       25             4,679      56               617      25
                           ----------  -------    -------------   ------     -------------  ------     -------------  -------
Total operating
  expenses                      9,878      253            3,681      150            20,459     245             4,251     174
                           ----------  -------    -------------   ------     -------------  ------     -------------  ------
Operating loss             $   (9,049)    (232)   $      (2,630)    (107)    $     (18,048)   (216)    $      (3,200)   (131)
                           ==========   ======    =============   ======     =============  ======     =============  ======
EBITDA, as adjusted        $   (6,729)    (172)   $      (2,013)     (82)    $     (13,369)   (160)    $      (2,583)   (106)
                           ==========  =======    =============   ======     =============  ======     =============  ======

Three Months and Six Months Ended June 30, 2001 Compared to Three Months and Six Months Ended June 30, 2000

Operating Revenues

     Total operating revenues increased $19.6 million, or 22.7%, from $86.4 million for the 2000 fiscal quarter to $106.0 million for the 2001 fiscal quarter. Total operating revenues for the 2001 fiscal six-month period increased $46.1 million, or 28.5%, to $208.2 million from total operating revenues of $162.1 million for the 2000 fiscal six-month period.

     Operating revenues from our retail services increased $14.2 million, or 22.5%, from $63.2 million for the 2000 fiscal quarter to $77.4 million for the 2001 fiscal quarter. Operating revenues from our retail services for the 2001 fiscal six-month period increased $33.4 million, or 28.1%, to $152.2 million from $118.8 million for the 2000 fiscal six-month period. Our retail services operating revenues for the 2000 fiscal quarter included a one-time net benefit of $2.5 million related to an interconnection agreement settlement. Our retail services operating revenues for the 2001 fiscal six-month period included a one-time net benefit of $1.5 million related to an interconnection agreement settlement. The increases in our retail services operating revenues were primarily attributable to the following factors:

     . a continued growth in revenues generated by our local, data and Internet services, which resulted from increased sales of our T-1 line-based products to existing and new customers;

     .    our continued success selling multiple services to our customers; and

     . the growth in access lines installed compared to the 2000 fiscal quarter and the 2000 fiscal six-month period.

     The increases in our retail services operating revenues in the current periods were partially offset by decreases in the operating revenues we derive from our long distance services. These decreases were primarily attributable to reductions in the rates we receive per minute of use, which were caused in part by the migration of some customers from switched services to dedicated services. We expect to experience continued growth in recurring revenues, but not necessarily nonrecurring revenues, generated by our retail services during the remainder of 2001.

     Operating revenues from our broadband transport services increased $3.9 million, or 19.1%, from $20.8 million for the 2000 fiscal quarter to $24.7 million for the 2001 fiscal quarter. Operating revenues from our broadband transport services for the 2001 fiscal six-month period increased $6.8 million, or 16.6%, to $47.7 million from $40.9 million for the 2000 fiscal six-month period. The increases in these revenues were primarily attributable to the continued strong demand for our broadband transport services, especially to and between smaller markets, which was facilitated by our network expansion. The operating revenue increases were partially offset by continued pricing pressures, especially on services we provide to and between larger markets. We expect demand for our broadband services to remain strong during the remainder of 2001, but, because of pricing pressures in some markets, we do not expect significant, if any, sequential quarterly growth in operating revenues from this segment.

     Operating revenues generated by e/\deltacom increased $1.5 million, or 59.7%, from $2.4 million for the 2000 fiscal quarter to $3.9 million for the 2001 fiscal quarter. Operating revenues generated by e/\deltacom for the 2001 fiscal six-month period increased $5.9 million, or 240.8%, to $8.3 million from $2.4 million for the 2000 fiscal six-month period. Our e/\deltacom business began operations on May 1, 2000. Operating revenues from this segment have been primarily attributable to nonrecurring professional services, including the sale of maintenance and related services. During the 2001 fiscal quarter, e/\deltacom continued to add to its recurring revenue base by signing new customers to contracts for its data center products and services and by selling larger bundles of services to new and existing customers. Although we expect e/\deltacom's nonrecurring revenues to fluctuate from period to period, we anticipate that e/\deltacom's recurring revenues will continue to increase as we continue to sign customers to colocation and Web server hosting contracts and integrate additional offerings through e/\deltacom's data center.

Cost of Services

     Total cost of services increased $8.2 million, from $37.9 million, or 44% of total operating revenues, for the 2000 fiscal quarter to $46.1 million, or 43% of total operating revenues, for the 2001 fiscal quarter. Total cost of services of $89.5 million, or 43% of total operating revenues, for the 2001 fiscal six-month period represented an increase of $16.9 million over total cost of services of $72.6 million, or 45% of total operating revenues, for the 2000 fiscal six-month period.

     Cost of services for our retail services increased $6.3 million, from $33.9 million for the 2000 fiscal quarter to $40.2 million for the 2001 fiscal quarter. Cost of services of $78.0 million for retail services for the 2001 fiscal six-month period represented an increase of $11.9 million over cost of services of $66.1 million for the 2000 fiscal six-month period. Cost of services as a percentage of operating revenues from retail services decreased to 52% for the 2001 fiscal quarter from 54% for the 2000 fiscal quarter and to 51% for the 2001 fiscal six-month period from 56% for the 2000 fiscal six-month period. These decreases were primarily attributable to the following factors:

     . a continued increase in sales of facilities-based services as a percentage of our total sales;

     . a continued increase in the sales of higher gross margin services, particularly sales of our local and data services products;

     . the conversion of approximately 34,000 resale lines to the BellSouth Unbundled Network Element Platform, which resulted in the elimination of originating access and other resale costs associated with those lines; and

     . a decline in access and other costs associated with the provision of our services.

We may experience an increase in cost of services as a percentage of operating revenue from retail services for the six months ended December 31, 2001 primarily as a result of the previously reported cancellation of primary rate interface connectivity lines by a large Internet service provider customer. Our costs of services for providing these primary rate interface lines generally is less than the cost of services we incur in providing our other retail services.

     Cost of services for our broadband transport services increased $139,000 from $2.7 million for the 2000 fiscal quarter to $2.8 million for the 2001 fiscal quarter. Cost of services of $5.6 million for broadband transport services during the 2001 fiscal six-month period increased $527,000 from cost of services of $5.1 million for the 2000 fiscal six-month period. Cost of services as a percentage of operating revenues from broadband transport services decreased to 11% for the 2001 fiscal quarter from 13% for the 2000 fiscal quarter and to 12% for the 2001 fiscal six-month period from 13% for the 2000 fiscal six-month period. These decreases were primarily attributable to the continued migration of traffic onto our network, which reduced off-network costs, and to a reduction in rates charged for off-network usage.

     Cost of services attributable to e/\deltacom increased $1.7 million from $1.4 million for the 2000 fiscal quarter to $3.1 million for the 2001 fiscal quarter. Cost of services of $5.9 million for e/\deltacom during the 2001 fiscal six-month period represented an increase of $4.5 million from $1.4 million for the 2000 fiscal six-month period. Cost of services as a percentage of operating revenues from e/\deltacom increased to 79% for the 2001 fiscal quarter from 57% for the 2000 fiscal quarter and to 71% for the 2001 fiscal six-month period from 57% for the 2000 fiscal six-month period. The primary reason for these increases was an increase in the labor and other direct costs associated with our professional, nonrecurring service revenues. We expect that as we increase sales of our colocation and Web hosting services, e/\deltacom's cost of services as a percentage of operating revenues will decline.

Selling, Operations and Administration Expense

     Total selling, operations and administration expense increased $12.0 million from $35.5 million, or 41% of total operating revenues, for the 2000 fiscal quarter to $47.5 million, or 45% of total operating revenues, for the 2001 fiscal quarter. Total selling, operations and administration expense increased $27.6 million from $66.6 million, or 41% of total operating revenues, for the 2000 fiscal six-month period to $94.2 million, or 45% of total operating revenues, for the 2001 fiscal six-month period.

     Selling, operations and administration expense attributable to our retail services increased $6.9 million from $24.3 million, or 38% of retail services operating revenues, for the 2000 fiscal quarter to $31.2 million, or 40% of retail services operating revenues, for the 2001 fiscal quarter. Selling, operations and administration expense attributable to retail services during the 2001 fiscal six-month period increased $14.3 million to $61.6 million, or 41% of retail services operating revenues, from $47.3 million, or 40% of retail services operating revenues, for the 2000 fiscal six-month period. These increases were primarily attributable to costs associated with an increase in the number of our employees, our market expansion, the expansion of our service offerings and the incurrence of a one-time restructuring charge of approximately $500,000 related to employee termination benefits.

     Selling, operations and administration expense attributable to our broadband transport services increased $621,000 from $8.1 million, or 39% of broadband transport services operating revenues, for the 2000 fiscal quarter to $8.7 million, or 36% of broadband transport services operating revenues, for the 2001 fiscal quarter. Selling, operations and administration expense attributable to broadband transport services during the 2001 fiscal six-month period increased $1.3 million to $16.9 million, or 35% of broadband transport services operating revenues, from $15.6 million, or 38% of broadband transport services operating revenues, for the 2000 fiscal six-month period. These increases resulted primarily from costs incurred in supporting our information systems and increasing our bad debt reserves.

     Selling, operations and administration expense attributable to e/\deltacom increased $4.5 million from $3.1 million, or 125% of e/\deltacom operating revenues, for the 2000 fiscal quarter to $7.6 million, or 193% of e/\deltacom operating revenues, for the 2001 fiscal quarter. Selling, operations and administration expense attributable to e/\deltacom during the 2001 fiscal six-month period increased $12.2 million to $15.8 million, or 189% of e/\deltacom operating revenues, from $3.6 million, or 149% of e/\deltacom operating revenues, for the 2000 fiscal six-month period. These increases resulted primarily from expenses incurred in connection with the addition of personnel for this business, principally through our acquisition of Bay Data Consultants, Inc. in May 2000 and operating costs associated with our data center, which began operations in November 2000.

Depreciation and Amortization

     Total depreciation and amortization expense increased $9.5 million from $20.0 million for the 2000 fiscal quarter to $29.5 million for the 2001 fiscal quarter. Total depreciation and amortization expense of $57.5 million for the 2001 fiscal six-month period represented an increase of $19.9 million over total depreciation and amortization expense of $37.6 million for the 2000 fiscal six-month period. Our retail services accounted for $4.7 million of the increase in the 2001 fiscal quarter and $9.6 million of the increase in the 2001 fiscal six-month period. These increases were primarily related to depreciation of central office and telecommunications equipment added to our network during 2000 and to depreciation of new telecommunications equipment added to our network during the 2001 fiscal six-month period. Our broadband transport services operations accounted for $3.1 million of the increase in the 2001 fiscal quarter and $6.2 million of the increase in the 2001 fiscal six-month period. The increases associated with these operations were primarily attributable to depreciation of fiber and telecommunications equipment installed during 2000 and to depreciation of fiber and telecommunications equipment installed in the 2001 fiscal six-month period. Our e/\deltacom segment accounted for $1.7 million of the increase in the 2001 fiscal quarter and $4.1 million of the increase in the 2001 fiscal six-month period. These increases were primarily attributable to our data center, which began operations in November 2000. We expect depreciation expense to continue to increase during the remainder of 2001 as we add equipment to our network and realize a full year of depreciation of switches and network facilities purchased in 2000.

Interest Expense

     Total interest expense decreased $652,000, from $14.9 million for the 2000 fiscal quarter to $14.3 million for the 2001 fiscal quarter. Total interest expense of $29.2 million for the 2001 fiscal six-month period represented an increase of $2.6 million over total interest expense of $26.6 million for the 2000 fiscal six-month period. The increase in total interest expense for the 2001 fiscal six-month period was primarily attributable to our borrowings in April 2000 of $160 million under our senior secured credit facility and our incurrence in December 2000 of $28.5 million of capital lease obligations under our $40 million capital lease facility. We expect interest expense to increase during the remainder of 2001 as a result of interest payable on the senior credit and capital lease facilities.

Interest Income

     Total interest income from the temporary investment of available cash balances decreased from $4.9 million for the 2000 fiscal quarter to $526,000 for the 2001 fiscal quarter and from $8.4 million for the six-month period ended June 30, 2000 to $1.8 million for the six-month period ended June 30, 2001.

Extraordinary Loss

     We incurred an extraordinary loss of $1.3 million in the 2000 fiscal quarter from the write-off of debt-issuance costs related to the early termination of our $50 million revolving credit facility. We had not borrowed any amounts under this credit facility prior to its termination.

EBITDA, as adjusted

     Total EBITDA, as adjusted, decreased $596,000, from $13.0 million for the 2000 fiscal quarter to $12.4 million for the 2001 fiscal quarter. Total EBITDA, as adjusted, of $24.5 million for the 2001 fiscal six-month period represented an increase of $1.6 million from EBITDA, as adjusted, of $22.9 million for the 2000 fiscal six-month period. EBITDA, as adjusted, net of prior-period amounts for interconnection agreement settlements, increased $1.9 million for the 2001 fiscal quarter and $2.5 million for the 2001 fiscal six-month period over the corresponding periods in 2000.

     EBITDA, as adjusted, attributable to our retail services for the 2001 fiscal quarter was $5.9 million, which represented an increase of $913,000 from EBITDA, as adjusted, of $5.0 million for the 2000 fiscal quarter. EBITDA, as adjusted, attributable to these services for the 2001 fiscal six-month period was $12.6 million compared to EBITDA, as adjusted, of $5.4 million for the 2000 fiscal six-month period. EBITDA, as adjusted, net of interconnection agreement settlements attributable to our retail services was $5.9 million for the 2001 fiscal quarter, $2.5 million for the 2000 fiscal quarter, $11.1 million for the 2001 fiscal six-month period and $2.9 million for the 2000 fiscal six-month period. These increases in EBITDA, as adjusted, for our retail services were primarily attributable to the following factors:

     . our continued revenue growth resulting from additional service offerings and market expansion;

     . a continued increase in the sales of higher gross margin services, particularly sales of our local and data services products;

     .    the maturation of older markets;

     . the continued conversion of resale lines to the BellSouth Unbundled Network Element Platform, which resulted in the elimination of originating access and other resale costs associated with those lines; and

     . a decline in access and other costs associated with the provision of our services.

     EBITDA, as adjusted, attributable to our broadband transport services increased $3.2 million from $10.0 million for the 2000 fiscal quarter to $13.2 million for the 2001 fiscal quarter. EBITDA, as adjusted, of $25.2 million attributable to these services for the 2001 fiscal six-month period represented an increase of $5.1 million from EBITDA, as adjusted, of $20.1 million for the 2000 fiscal six-month period. The effects of these increases, which were primarily attributable to an increasing demand for our broadband transport services, were partially offset by competitive pricing for broadband transport services in some markets.

     EBITDA, as adjusted, attributable to our e/\deltacom segment was $(6.7) million for the 2001 fiscal quarter, which represented a decrease of $4.7 million from EBITDA, as adjusted, of $(2.0) million for the 2000 fiscal quarter. EBITDA, as adjusted, of $(13.4) million for the 2001 fiscal six-month period represented a decrease of $10.8 million from EBITDA, as adjusted, of $(2.6) million for the 2000 fiscal six-month period. These decreases resulted primarily from expense incurred in connection with the addition of personnel for this business, principally through our acquisition of Bay Data Consultants, Inc. in May 2000, our product expansion efforts, and operating costs associated with our data center, which began operations in November 2000. The decreases were partially offset by increased operating revenues generated in the 2001 fiscal six-month period.

Liquidity and Capital Resources

     Cash used in operating activities was $14.0 million for the 2001 fiscal six-month period and $2.1 million for the 2000 fiscal six-month period. Of the cash used in operating activities for the 2001 fiscal six-month period, approximately $7.5 million was attributable to BellSouth's prepayment in 2000 of reciprocal compensation relating to the 2001 fiscal six-month period. Decreases in working capital were $11.9 million for the 2001 fiscal six-month period and $8.0 million for the 2000 fiscal six-month period. For the 2001 fiscal six-month period, the decrease in working capital was primarily attributable to a decrease in unearned revenue and accrued interest and to an increase in net accounts receivable and inventory. The effect of these items in the 2001 fiscal six-month period was partially offset by a decrease in prepaid expenses and an increase in accounts payable and other accrued liabilities. For the 2000 fiscal six-month period, the decrease in working capital was primarily attributable to an increase in net accounts receivable and inventory. The effect of these items in the 2000 fiscal six-month period was partially offset by a decrease in prepaid expenses and an increase in accounts payable, accrued interest, unearned revenue and other accrued liabilities.

     Cash used in investing activities was $90.3 million for the 2001 fiscal six-month period and $134.3 million for the 2000 fiscal six-month period. We applied the cash used in investing activities in the two six-month periods primarily to fund capital expenditures. We made net capital expenditures of $97.5 million in the 2001 fiscal six-month period and $138.9 million in the 2000 fiscal six-month period. Of our $97.5 million of net capital expenditures during the 2001 fiscal six-month period, $32.9 million related to our retail services, $61.1 million related to our broadband transport services and $3.5 million related to e/\deltacom. Of our $138.9 million of net capital expenditures during the 2000 fiscal six-month period, $71.3 million related to our retail services, $67.3 million related to our broadband transport services and $390,000 related to e/\deltacom.

     Cash provided by financing activities was $26.9 million for the 2001 fiscal six-month period and $99.0 million for the 2000 fiscal six-month period. Cash provided by financing activities for the 2001 fiscal six-month period consisted primarily of net proceeds of $26.8 million from the issuance of Series B-1 cumulative convertible preferred stock and $1.1 million from the exercise of common stock options. Cash provided by financing activities for the 2000 fiscal six-month period consisted primarily of net proceeds of $157.4 million from our $160 million senior secured credit facility, of which $60 million was restricted for capital expenditures, and $2.3 million from the exercise of common stock options.

     On June 20, 2001, we issued 30,000 shares of Series B-1 cumulative convertible preferred stock with a redemption value of $30 million, yielding proceeds, net of issuance costs, to us of approximately $26.8 million. The Series B-1 preferred stock is convertible into common stock at any time at an initial conversion price of $5.70 per share of common stock. As part of the issuance of the Series B-1 preferred stock, we issued warrants to purchase an aggregate of 1,578,948 shares of common stock at an initial exercise price of $5.70 per share. The initial conversion price of the Series B-1 preferred stock and the initial exercise price of the warrants are subject to adjustment in specified circumstances. The warrants are exercisable for common stock at any time for a period of ten years from the date of issuance.

     At June 30, 2001, we had entered into agreements with vendors to purchase approximately $32.3 million of property, plant, equipment and services in 2001 related to the improvement and installation of switches, network expansion efforts and certain services. In the 2001 fiscal six-month period, we made net capital expenditures of $97.5 million. We currently estimate that our aggregate capital requirements for all of 2001 will total approximately $190 million to $195 million, including the $32.3 million in commitments as of June 30, 2001. We expect to make substantial capital expenditures thereafter. We expect that capital expenditures during the remainder of 2001 will be primarily for the following:

     . continued development and construction of our telecommunications network, including transmission equipment;

     . continued addition of switching capacity and electrical equipment in connection with the expansion of our local telecommunications services; and

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

     As of June 30, 2001, we had approximately $63.7 million of cash and cash equivalents. We estimate that our existing sources of funds, excluding a $20 million prepayment of reciprocal compensation we expect to receive in December 2001 pursuant to our interconnection agreement settlement with BellSouth, are sufficient to enable us to make both committed and uncommitted planned capital expenditures and otherwise expand our business as currently planned into the fourth quarter of 2001. We believe that these sources of funds and cash flows expected to be generated from operations, together with net proceeds that we would obtain if we issued and sold the remaining $120 million of Series B preferred stock pursuant to the equity financing announced in February 2001 and the additional amount available under our capital lease facility, will provide sufficient funds to enable us to expand our business as currently planned through the end of 2002. We believe that, beginning with the year ending December 31, 2003, our cash flow from operations will be sufficient to fund our capital expenditures and debt service requirements. Our ability to acquire the remaining funds in the equity financing referred to above is subject to closing conditions. In the event that our plans or assumptions change or prove to be inaccurate, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations. In addition, if we successfully complete any acquisitions, we may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. We cannot assure you that we will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to us. Any inability by us to generate or obtain sufficient funds would result in delay or abandonment of some or all of our development and expansion plans, which could have a material adverse effect on our operations.

     We have a significant level of indebtedness and debt service obligations as a result of our issuance of the publicly traded notes identified in Note 2 to the unaudited financial statements included elsewhere in this report, our borrowings of $160 million under our senior secured credit facility and commitments under our capital lease facility. To meet our debt service obligations, we must successfully implement our strategy, which includes expanding our network, obtaining and retaining a significant number of customers and increasing our cash flow significantly and in a sustained manner. We cannot assure you that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges, or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

Effects of Accounting Standards

     Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999 and may not be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, issued SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities - an Amendment to FASB No. 133." SFAS No. 137 amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 or January 1, 2001 for companies with calendar-year fiscal years. We adopted SFAS Nos. 133, 137 and 138 for the fiscal year beginning January 1, 2001, with no material effect on our consolidated financial statements.

     SFAS No. 142, "Goodwill and Other Intangible Assets," establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill cease on January 1,

2002 and that goodwill be assessed, at least annually, for impairment by applying a fair value-based test. If the fair value of the goodwill is less than the amount of goodwill recorded in the financial statements, the goodwill is required to be reduced in the financial statements to the fair value. In addition, SFAS No. 142 requires that intangible assets be separately recognized in the financial statements if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. We recorded amortization expense related to goodwill of $1.5 million for the six months ended June 30, 2001. We expect to implement SFAS No. 142 for the fiscal year beginning January 1, 2002. We currently cannot predict the effects of SFAS No. 142 on our consolidated financial statements.

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

     Our major market risk exposure is to changing interest rates we incur on borrowings we use to fund the expansion of our business, including $158.4 million of borrowings outstanding under our senior secured credit facility as of June 30, 2001. Interest is payable on our senior secured credit facility at our option at either 1.875% plus the base rate, which was 7.0% at June 30, 2001, or 2.875% plus the eurodollar rate, which was 3.79% at June 30, 2001. The interest rates that we are able to obtain on our debt financing depend on then-current market conditions. We are also exposed to fair value risk related to our fixed-rate, long-term debt. As of June 30, 2001, our fixed-rate, long-term debt and capital lease obligations totaled $559.3 million.

     Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt and through the use of interest rate swap contracts to manage our exposure to fluctuations in interest rates on our variable-rate debt. At June 30, 2001, $158.4 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $158.4 million of variable-rate debt at June 30, 2001 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

                                   P A R T II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

     As previously disclosed in ITC/\DeltaCom's Current Reports on Form 8-K, filed with the SEC on April 24, 2001 and May 30, 2001, and in its Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2001, a complaint was filed in the Court of Chancery of the State of Delaware on April 20, 2001 naming as defendants ITC/\DeltaCom, ITC Holding Company, Inc. and each member of ITC/\DeltaCom's board of directors. The complaint, which sought certification as a class action, principally alleged that ITC/\DeltaCom's directors and ITC Holding Company violated fiduciary duties owed or alleged to be owed to ITC/\DeltaCom's stockholders in connection with the entry by ITC/\DeltaCom and ITC Holding Company into a previously announced investment agreement on February 27, 2001. The complaint also alleged that ITC/\DeltaCom's directors violated fiduciary duties owed to the stockholders of ITC/\DeltaCom in connection with proposals relating to the ITC/\DeltaCom, Inc. 1997 Stock Option Plan submitted to a vote of stockholders at the 2001 annual meeting. The plaintiff in the lawsuit sought unspecified monetary damages and an injunction to prevent consummation of the investment transaction and the stock option plan proposals.

     ITC/\DeltaCom and the other defendants in the lawsuit have denied any liability with respect to the claims alleged in the complaint and believe that those claims are without merit. However, to minimize the expense, inconvenience and distraction of litigation and to avoid the delays in judicial resolution of the lawsuit that could affect ITC/\DeltaCom's ability to complete the investment transaction, ITC/\DeltaCom agreed to settle the lawsuit on the terms and conditions set forth in a stipulation of settlement dated June 18, 2001 which was filed with the Delaware Court of Chancery on June 19, 2001. On August 6, 2001, the Delaware Court of Chancery approved the settlement of the litigation pursuant to the terms of the stipulation of settlement, certified the action as a class action for settlement purposes under Court of Chancery rules and awarded plaintiff's counsel an aggregate of $239,376 for attorneys' fees and reimbursement of expenses incurred in connection with the lawsuit.

     As a result of the settlement, ITC/\DeltaCom was not required to pay any damages. As described in Item 4 below, the investment transaction and stock option plan proposals were submitted to a stockholder vote, and approved by the stockholders, at the 2001 annual meeting on June 15, 2001. The settlement provides for dismissal of the lawsuit with prejudice and includes a release of ITC/\DeltaCom, ITC/\DeltaCom's directors, ITC Holding Company and other persons from any and all claims, causes of action, liabilities, damages, judgments and suits that have been or could have been asserted in the lawsuit, or in any court, tribunal or proceeding, by or on behalf of the plaintiff or any class members against any of the released persons, including any claims arising under federal or state law relating to breach of any duty, in connection with the investment transaction, the stock option plan proposals and related matters.

         For information on legal proceedings involving portions of our network, see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Overview" on page 12.

Item 2.  Changes in Securities and Use of Proceeds

     (b) As described in note 3 to the consolidated financial statements appearing elsewhere in this report and in this Item 2 below, on June 20, 2001, ITC/\DeltaCom issued and sold a newly authorized issue of preferred stock designated as its Series B-1 Cumulative Convertible Preferred Stock. The holders of the Series B-1 preferred stock will be entitled to receive cumulative dividends out of funds legally available for the payment of dividends. The payment of these preferred dividends will take priority over the payment of dividends, if any, on the common stock. ITC/\DeltaCom may not declare or pay dividends on its common stock or redeem, purchase or otherwise acquire any common stock for any consideration, except by conversion into or exchange for common stock, unless all accrued and unpaid dividends with respect to the outstanding Series B-1 preferred stock have been paid or funds have been set aside for the dividends and sufficient funds have been paid or set apart for the payment of the dividend for the current dividend period with respect to the Series B-1 preferred stock. Notwithstanding the foregoing, ITC/\DeltaCom may declare and pay dividends on the common stock which are payable in additional shares of common stock or redeem, purchase or otherwise acquire common stock in exchange for common stock. The holders of Series B-1 preferred stock will have a claim against ITC/\DeltaCom's assets senior to the claim of the holders of the common stock in the event of ITC/\DeltaCom's liquidation or bankruptcy. The aggregate amount of that senior claim will be at least $30 million initially and will increase thereafter. The holders of the Series B-1 preferred stock will have other rights and preferences, including the right to vote together with the holders of the common stock on an as-converted basis, the right in specified circumstances to designate representatives to be nominated for election to the board of directors and, voting together as a single class, to elect up to two directors, and the right to consent to the issuance of capital stock with rights equal to or superior to those of the Series B-1 preferred stock.

     (c) On June 20, 2001, ITC/\DeltaCom sold a total of 30,000 shares of its Series B-1 Cumulative Convertible Preferred Stock to ITC Holding Company, Inc., SCANA Corporation and HBK Master Fund L.P. for a total of $30 million. ITC/\DeltaCom also issued to those investors for no additional consideration warrants to purchase a total of 1,578,948 shares of common stock. The initial conversion price of the Series B-1 preferred stock, which is convertible into common stock at any time and from time to time at the election of the holder, is $5.70 per share of common stock. The initial exercise price of the warrants, which have a term of ten years and are exercisable for common stock at any time and from time to time at the election of the holder, also is $5.70 per share of common stock. In connection with these issuances, ITC/\DeltaCom relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Securities Act and Regulation D thereunder. ITC/\DeltaCom did not engage in general advertising or general solicitation in connection with the offer and sale of the securities. In addition, ITC/\DeltaCom provided or made available information concerning ITC/\DeltaCom and the securities, obtained investment representations from the investors and placed restrictive legends on the certificates evidencing such securities.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) ITC/\DeltaCom held its 2001 annual meeting of stockholders on June 15, 2001.

          (c) The following sets forth information regarding each matter voted upon at the 2001 annual meeting. There were 62,191,073 shares of common stock outstanding as of the record date for, and entitled to vote at, the 2001 annual meeting.

     Proposal 1. The stockholders approved a proposal to approve an Investment Agreement, dated as of February 27, 2001, as amended, between ITC/\DeltaCom and ITC Holding Company, Inc., and the transactions contemplated by the investment agreement, including the issuance and sale by ITC/\DeltaCom of the securities thereunder. The tabulation of votes on this proposal for purposes of stockholder approval under the Nasdaq Marketplace Rules is as follows:

                    Votes For                     45,873,838
                    Votes Against                    752,014
                    Abstentions                       76,224
                    Broker Non-Votes              11,644,728

     The tabulation of votes on this proposal for purposes of a second vote requirement is as follows:

                    Votes For                     32,286,899
                    Votes Against                    752,014
                    Abstentions                       76,224
                    Broker Non-Votes              11,644,728


     Proposal 2. The stockholders approved a proposal to elect each of the nominees to the board of directors for a three-year term which will expire at the annual meeting of stockholders in 2004. The tabulation of votes on this proposal is as follows:

               Nominees              Votes For     Votes Withheld
               --------              ---------     --------------
               Donald W. Burton      58,098,870        247,934
               James V. Martin       58,098,870        247,934
               William T. Parr       58,098,630        248,174
               Larry F. Williams     58,098,870        247,934


     Proposal 3. The stockholders approved a proposal to approve the ITC/\DeltaCom, Inc. 1997 Stock Option Plan. The tabulation of votes on this proposal is as follows:

                    Votes For                     44,591,572
                    Votes Against                  2,023,568
                    Abstentions                       86,936
                    Broker Non-Votes              11,644,728

     Proposal 4. The stockholders approved a proposal to amend the ITC/\DeltaCom, Inc. 1997 Stock Option Plan to increase the number of shares of common stock that may be issued under the plan from 9,815,000 shares to 13,815,000 shares. The tabulation of votes on this proposal is as follows:

                    Votes For                     37,258,344
                    Votes Against                  9,370,721
                    Abstentions                       73,011
                    Broker Non-Votes              11,644,728


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          3.1 Restated Certificate of Incorporation of ITC/\DeltaCom, Inc. (including the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series B-1 Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof).

          4.1 Specimen representing the Series B-1 Cumulative Convertible Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc.

          10.1 Amendment No. 1 to Investment Agreement, dated as of May 29, 2001, by and among ITC/\DeltaCom, Inc., ITC Holding Company, Inc., SCANA Corporation and HBK Master Fund L.P.

          10.2 Registration Rights Agreement, dated as of June 20, 2001, among ITC/\DeltaCom, Inc., ITC Holding Company, Inc., SCANA Corporation, HBK Master Fund L.P. and the other Holders from time to time thereunder.

          10.3 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to ITC Telecom Ventures, Inc.

          10.4 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to SCANA Corporation.

          10.5 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to HBK Master Fund L.P.

          10.6 Amendment No. 1 to the Financial Covenants and Reporting Requirements Annex, dated as of June 18, 2001, among Interstate FiberNet, Inc. and ITC/\DeltaCom Communications, Inc., each as a lessee, and NTFC Capital Corporation, as lessor.

          10.7 Amendment No. 1 to the Credit Agreement, dated as of June 1, 2001, among the Company, Interstate FiberNet, Inc., ITC/\DeltaCom Communications, Inc., DeltaCom Information Systems, Inc., the banks, financial institutions and other institutional lenders parties specified as parties therein and Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders.

         *10.8.1 Schedule D: Data and Internet Products: Ethernet Port Commitment and Services Payment Program to Network Products Purchase Agreement No. ITC 2000NPPA between Nortel Networks Inc. and Interstate FiberNet, Inc. and its subsidiary ITC/\DeltaCom Communications, Inc. (the "Nortel Purchase Agreement").

         *10.8.2 Professional Services Attachment, Exhibit P, to the Nortel Purchase Agreement.

     * 10.8.3 Product Attachment, Exhibit Q, eBusiness Solutions Products, to the Nortel Purchase Agreement.

----------
* Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act.

     (b) The following Current Reports on Form 8-K were filed by ITC/\DeltaCom during the period covered by this report:

               Filing Date of Report                 Item Reported
               ---------------------                 -------------

                  April 24, 2001         Item 5 (summary of lawsuit filed on
                                         April 20, 2001 in the Court of
                                         Chancery of the State of Delaware)

                  May 15, 2001           Item 5 (press release relating to the
                                         adjournment of ITC/\DeltaCom's 2001
                                         annual meeting of stockholders to June
                                         11, 2001)

                  May 30, 2001           Item 5 (summary of agreement in
                                         principle to settle lawsuit filed on
                                         April 20, 2001 and press release
                                         announcing ITC/\DeltaCom's plans to
                                         reschedule the adjourned annual meeting
                                         to June 15, 2001)

                  June 21, 2001          Item 5 (press release announcing
                                         initial closing of preferred stock
                                         investment transaction)

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

                                        ITC/\DeltaCom, Inc.
                                        -------------------
                                        (Registrant)


Date:  August 14, 2001                  By:  /s/ Douglas A. Shumate
                                            --------------------------------
                                        Douglas A. Shumate
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                                 Exhibit Index


         Number                     Exhibit Description
         ------                     -------------------

          3.1 Restated Certificate of Incorporation of ITC/\DeltaCom, Inc. (including the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series B-1 Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof).

          4.1 Specimen representing the Series B-1 Cumulative Convertible Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc.

          10.1 Amendment No. 1 to Investment Agreement, dated as of May 29, 2001, by and among ITC/\DeltaCom, Inc., ITC Holding Company, Inc., SCANA Corporation and HBK Master Fund L.P.

          10.2 Registration Rights Agreement, dated as of June 20, 2001, among ITC/\DeltaCom, Inc., ITC Holding Company, Inc., SCANA Corporation, HBK Master Fund L.P. and the other Holders from time to time thereunder.

          10.3 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to ITC Telecom Ventures, Inc.

          10.4 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to SCANA Corporation.

          10.5 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to HBK Master Fund L.P.

          10.6 Amendment No. 1 to the Financial Covenants and Reporting Requirements Annex, dated as of June 18, 2001, among Interstate FiberNet, Inc. and ITC/\DeltaCom Communications, Inc., each as a lessee, and NTFC Capital Corporation, as lessor.

          10.7 Amendment No. 1 to the Credit Agreement, dated as of June 1, 2001, among the Company, Interstate FiberNet, Inc., ITC/\DeltaCom Communications, Inc., DeltaCom Information Systems, Inc., the banks, financial institutions and other institutional lenders parties specified as parties therein and Morgan Stanley Senior Funding, Inc., as administrative agent for the lenders.

         *10.8.1 Schedule D: Data and Internet Products: Ethernet Port Commitment and Services Payment Program to Network Products Purchase Agreement No. ITC 2000NPPA between Nortel Networks Inc. and Interstate FiberNet, Inc. and its subsidiary ITC/\DeltaCom Communications, Inc. (the "Nortel Purchase Agreement").

         *10.8.2 Professional Services Attachment, Exhibit P, to the Nortel Purchase Agreement.

          Number                 Exhibit Description
          ------                 -------------------

         *10.8.3 Product Attachment, Exhibit Q, eBusiness Solutions Products, to the Nortel Purchase Agreement.

-------------------
* Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act.