Form 10-Q
period 2001-09-30
ITC DELTACOM INC
filed 2001-11-14
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-23253

                               ITC^DeltaCom, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             58-2301135
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1791 O.G. Skinner Drive, West Point, GA                           31833
----------------------------------------                  ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:       (706) 385-8000
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at November 12, 2001
                                                --------------------------------

Common Stock, $.01 par value                           62,364,768 Shares

                               ITC^DeltaCom, Inc.

                                      Index

                                                                        Page No.
                                                                        --------
Part I.   Financial Information

          Item 1.  Financial Statements

                   Consolidated Balance Sheets
                   September 30, 2001 and December 31, 2000............        3

                   Consolidated Statements of Operations
                   Three and Nine Months Ended September 30, 2001
                   and 2000............................................        5

                   Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 2001 and 2000.......        6

                   Notes to Consolidated Financial Statements..........        8

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................       13

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk.........................................       26

Part II.  Other Information

          Item 1.  Legal Proceedings...................................       27

          Item 2.  Changes in Securities and Use of Proceeds ..........       27

          Item 6.  Exhibits and Reports on Form 8-K....................       28

Signatures.............................................................       30

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    September 30,  December 31,
                                                                        2001           2000
                                                                    ------------   ------------
                                                                     (Unaudited)
                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents .......................................   $     57,104   $    141,140
Restricted assets ...............................................             --          6,982
Accounts receivable:
   Customer, net of allowance for uncollectible accounts of
      $5,610 and $3,003 in 2001 and 2000, respectively ..........         66,025         71,428
   Affiliate ....................................................          4,769          6,638
Inventory .......................................................          8,036          9,249
Prepaid expenses ................................................          4,744          5,359
                                                                    ------------   ------------
         Total current assets ...................................        140,678        240,796
                                                                    ------------   ------------

PROPERTY, PLANT AND EQUIPMENT, net ..............................        701,973        680,021
                                                                    ------------   ------------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
   $13,891 and $15,888 in 2001 and 2000, respectively ...........         56,651        113,338
Other long-term assets ..........................................         13,269         14,371
                                                                    ------------   ------------
         Total other long-term assets ...........................         69,920        127,709
                                                                    ------------   ------------

         Total assets ...........................................   $    912,571   $  1,048,526
                                                                    ============   ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                           September 30,   December 31,
                                                                                               2001            2000
                                                                                           ------------    ------------
                                                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable:
   Trade ...............................................................................   $     42,907    $     40,813
   Construction ........................................................................         12,708          35,808
Accrued interest .......................................................................         15,430          12,620
Accrued compensation ...................................................................          4,347           7,026
Unearned revenue .......................................................................         24,733          44,339
Other accrued liabilities ..............................................................         21,915          12,998
Current portion of long-term debt and capital lease obligations ........................          4,426           2,098
                                                                                           ------------    ------------
         Total current liabilities .....................................................        126,466         155,702
                                                                                           ------------    ------------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS ...........................................        717,438         711,771
                                                                                           ------------    ------------

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $.01; 67,000 shares designated Series B-1 in
   2001 and 0 shares designated Series B-1 in 2000; 30,000 and 0 shares issued and outstanding in 2001 and 2000, respectively; entitled to redemption value
   of $1,000 per share, plus accrued and unpaid dividends ..............................         22,455              --
Par value $.01; 90,000 shares designated Series B-2 in
   2001 and 0 shares designated Series B-2 in 2000; 40,000 and 0 shares issued and outstanding in 2001 and 2000, respectively; entitled to redemption value
   of $1,000 per share, plus accrued and unpaid dividends ..............................         33,375              --
                                                                                           ------------    ------------
          Total convertible redeemable preferred stock .................................         55,830              --
                                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized;
   Series A Preferred Stock, $7.40 liquidation preference,
   1,480,771 shares issued and outstanding .............................................             15              15
Common Stock, $.01 par value; 200,000,000 shares
   authorized; 62,364,768 and 61,639,672 shares issued and
   outstanding in 2001 and 2000, respectively ..........................................            624             616
Additional paid-in-capital .............................................................        356,827         355,627
Warrants outstanding ...................................................................         11,441              --
Accumulated deficit ....................................................................       (356,070)       (175,205)
                                                                                           ------------    ------------
         Total stockholders' equity ....................................................         12,837         181,053
                                                                                           ------------    ------------

         Total liabilities and stockholders' equity ....................................   $    912,571    $  1,048,526
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

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                   ----------------------------    ----------------------------
                                                       2001            2000            2001            2000
                                                       ----            ----            ----            ----
Operating revenues .............................   $    102,482    $    102,875    $    310,723    $    264,993
Cost of services ...............................         47,401          39,335         136,934         111,890
Inventory write-down ...........................          1,663              --           1,663              --
                                                   ------------    ------------    ------------    ------------
Gross margin ...................................         53,418          63,540         172,126         153,103
                                                   ------------    ------------    ------------    ------------

Operating expenses:
   Selling, operations and administration ......         52,470          40,099         146,703         106,715
   Depreciation and amortization ...............         30,649          22,864          88,166          60,513
   Unusual and infrequent charges ..............         74,437              --          74,437              --
                                                   ------------    ------------    ------------    ------------
     Total operating expenses ..................        157,556          62,963         309,306         167,228
                                                   ------------    ------------    ------------    ------------

Operating (loss) income ........................       (104,138)            577        (137,180)        (14,125)
                                                   ------------    ------------    ------------    ------------

Other income (expense):
   Interest expense ............................        (14,370)        (14,760)        (43,552)        (41,339)
   Interest income .............................            199           3,635           2,002          12,030
   Other expense, net ..........................           (285)           (183)           (579)           (181)
                                                   ------------    ------------    ------------    ------------
        Total other expense, net ...............        (14,456)        (11,308)        (42,129)        (29,490)
                                                   ------------    ------------    ------------    ------------

Loss before income taxes and
   extraordinary item ..........................       (118,594)        (10,731)       (179,309)        (43,615)
Income tax expense .............................             --              --              --              --
                                                   ------------    ------------    ------------    ------------
Loss before extraordinary item .................       (118,594)        (10,731)       (179,309)        (43,615)
Extraordinary item -- loss on early
   termination of credit facility ..............             --              --              --          (1,321)
                                                   ------------    ------------    ------------    ------------
Net loss .......................................       (118,594)        (10,731)       (179,309)        (44,936)
Preferred stock dividends and accretion ........          1,348              --           1,556              --
                                                   ------------    ------------    ------------    ------------
Net loss applicable to common
   stockholders ................................   $   (119,942)   $    (10,731)   $   (180,865)   $    (44,936)
                                                   ============    ============    ============    ============

Basic and diluted net loss per common share:
   Before extraordinary loss ...................   $      (1.92)   $      (0.17)   $      (2.90)   $      (0.72)
   Extraordinary loss ..........................             --              --              --           (0.02)
                                                   ------------    ------------    ------------    ------------
   Net loss applicable to common
      stockholders .............................   $      (1.92)   $      (0.17)   $      (2.90)   $      (0.74)
                                                   ============    ============    ============    ============

Basic and diluted weighted average common
   shares outstanding ..........................     62,364,650      61,438,721      62,267,535      60,698,032
                                                   ============    ============    ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                      ITC^DELTACOM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                   ----------------------------
                                                                       2001            2000
                                                                   ------------    ------------
Cash flows from operating activities:
   Net loss ....................................................   $   (179,309)   $    (44,936)
                                                                   ------------    ------------
   Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization .............................         88,166          60,513
     Amortization of bond issue costs ..........................          1,747           1,682
     Restructuring and other unusual and infrequent charges ....         77,301              --
     Extraordinary item--loss on early termination
       of credit facility ......................................             --           1,321
   Changes in current operating assets and liabilities:
     Accounts receivable, net ..................................          6,070         (76,538)
     Inventory .................................................           (450)         (3,248)
     Prepaid expenses ..........................................            616           2,035
     Accounts payable ..........................................          2,094          12,561
     Accrued interest ..........................................          2,810           8,152
     Unearned revenue ..........................................        (19,605)         32,567
     Accrued compensation and other accrued liabilities ........          5,333           3,977
                                                                   ------------    ------------
       Total adjustments .......................................        164,082          43,022
                                                                   ------------    ------------
       Net cash used in operating activities ...................        (15,227)         (1,914)
                                                                   ------------    ------------

Cash flows from investing activities:
   Capital expenditures ........................................       (118,638)       (267,958)
   Change in accrued construction costs ........................        (23,099)         36,139
   Change in cash, restricted for capital expenditures .........             --          38,936
   Change in restricted assets .................................          6,982           6,741
   Payment for acquisitions, net of cash received ..............             --          (2,218)
   Other .......................................................            171              93
                                                                   ------------    ------------
       Net cash used in investing activities ...................       (134,584)       (188,267)
                                                                   ------------    ------------

Cash flows from financing activities:
   Proceeds from $160 million senior secured credit facility,
     net of issuance costs .....................................             --         157,434
   Cash from $160 million senior secured credit facility,
     restricted for capital expenditures .......................                        (60,000)
   Repayment of other long-term debt and capital
     lease obligations .........................................         (1,375)           (952)
   Proceeds from issuance of Series B preferred stock and
       common stock warrants, net of issuance costs ............         66,620              --
   Proceeds from exercise of common stock options ..............          1,098           2,826
   Other .......................................................           (568)            (85)
                                                                   ------------    ------------
Net cash provided by financing activities ......................         65,775          99,223
                                                                   ------------    ------------

  The accompanying notes are an integral part of these consolidated statements.


                                       6
<

                       ITC^DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                           ----------------------------
                                                               2001            2000
                                                           ------------    ------------
Decrease in cash and cash equivalents ..................   $    (84,036)   $    (90,958)

Cash and cash equivalents at beginning of period .......        141,140         248,431
                                                           ------------    ------------

Cash and cash equivalents at end of period .............   $     57,104    $    157,473
                                                           ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest .................................   $     43,951    $     33,718
                                                           ============    ============

Cash paid (refunds received) for income taxes, net .....   $          3    $       (138)
                                                           ============    ============

NONCASH TRANSACTIONS:

Capital lease obligations issued for network equipment .   $      9,283    $         --
                                                           ============    ============

Capital lease obligations exchanged for property rights    $         --    $     10,027
                                                           ============    ============

Preferred stock dividends and accretion ................   $      1,556    $         --
                                                           ============    ============

Issuance of common stock in connection with acquisitions   $         --    $     30,500
                                                           ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

      Nature of Business

      ITC/\DeltaCom, Inc. (together with its wholly-owned subsidiaries, "ITC/\DeltaCom" or the "Company") provides integrated voice and data telecommunications services to small, mid-sized and major regional businesses in the southern United States ("retail services") and is a leading regional provider of wholesale long-haul services to other telecommunications companies ("broadband transport services"). Retail services include local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay and high capacity broadband private line services, Internet protocol and virtual private networking services as well as Internet and Web page hosting services and customer premise equipment sales, installation and repair. In connection with these services, the Company owns or manages an extensive fiber optic network, which extends throughout ten southern states.

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

2. Long-Term Debt and Capital Lease Obligations

      Long-term debt and capital lease obligations at September 30, 2001 and December 31, 2000 consisted of the following (in thousands):

                                                               September 30,   December 31,
                                                                   2001            2000
                                                               ------------    ------------
11% Senior Notes due 2007 ..................................   $    130,000    $    130,000
8-7/8% Senior Notes due 2008, net of unamortized discount
   of $103 and $115 in 2001 and 2000, respectively .........        159,897         159,885
9-3/4% Senior Notes due 2008 ...............................        125,000         125,000
4-1/2% Convertible Subordinated Notes due 2006 .............        100,000         100,000
Senior Secured Credit Facility .............................        158,000         159,200
Capital lease obligations at varying interest rates,
   maturing through July 2020 ..............................         48,967          39,784
                                                               ------------    ------------
Total long-term debt and capital lease obligations .........        721,864         713,869
Less current maturities ....................................         (4,426)         (2,098)
                                                               ------------    ------------
Total ......................................................   $    717,438    $    711,771
                                                               ============    ============

3. Convertible Redeemable Preferred Stock

      In February 2001, the Company secured a commitment for $150 million in equity financing in a definitive agreement with ITC Holding Company, Inc. The agreement provides for the issuance and sale of up to $150 million of its newly authorized Series B cumulative convertible preferred stock in multiple series and related common stock purchase warrants. Funding under the agreement will occur in multiple closings. The closing of the sale of $30 million of the first series of Series B preferred stock was completed in June 2001 and the closing of the sale of $40 million of the second series of Series B preferred stock was completed in September 2001. The Company will have the option, but will not be obligated, to sell up to an additional $80 million of Series B preferred stock and related warrants in the aggregate to ITC Holding Company and two assignees of a portion of ITC Holding Company's purchase commitment on or before June 20, 2002 in increments not to exceed $30 million. Any additional closings under the agreement will be subject to closing conditions, including the condition that, immediately after each closing, no purchaser of Series B preferred stock, together with all other members, if any, of the same group for federal securities law purposes, will beneficially own more than 30% of the total voting power of the Company's voting securities, as calculated under change of control provisions in the Company's debt agreements.

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

      On June 20, 2001, the Company issued 30,000 shares of Series B-1 Cumulative Convertible Preferred Stock with a redemption value of $30 million, yielding proceeds, net of issuance costs, to the Company of approximately $26.8 million. The Series B-1 preferred stock is convertible into common stock at any time at an initial conversion price of $5.70 per share of common stock. The difference between the redemption value and recorded value of the Series B-1 preferred stock recorded in the financial statements is being accreted over a five-year period from the date of issuance.

      On September 5, 2001, the Company issued 40,000 shares of Series B-2 Cumulative Convertible Preferred Stock with a redemption value of $40 million, yielding proceeds, net of issuance costs, to the Company of approximately $39.8 million. The Series B-2 preferred stock is convertible into common stock at any time at an initial conversion price of $2.56 per share of common stock. The difference between the redemption value and recorded value of the Series B-2 preferred stock recorded in the financial statements is being accreted over a five-year period from the date of issuance.

4. Equity Interests

      Amendment to Employee Stock Option Plan

      On June 15, 2001, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the Company's 1997 Stock Option Plan from 9,815,000 shares to 13,815,000 shares.

      Warrants to Purchase Common Stock

      On June 20, 2001, the Company issued warrants to purchase an aggregate of 1,578,948 shares of common stock at an exercise price of $5.70 per share in connection with the issuance of the Series B-1 preferred stock. The warrants have an aggregate exercise price of $9 million. The warrants will be exercisable for common stock at any time for a period of ten years from the date of issuance. The total fair value of the warrants issued was computed as approximately $4.9 million using the Black-Scholes option pricing model.

      On September 5, 2001, the Company issued warrants to purchase an aggregate of 4,687,500 shares of common stock at an exercise price of $2.56 per share in connection with the issuance of the Series B-2 preferred stock. The warrants have an aggregate exercise price of $12 million. The warrants will be exercisable for common stock at any time for a period of ten years from the date of issuance. The total fair value of the warrants issued was computed as approximately $6.6 million using the Black-Scholes option pricing model.

5. Restructuring and Other Unusual and Infrequent Charges

     In September 2001, the Company announced changes to its business plan and other actions intended to reduce operating expenses through a 20% reduction (approximately 430 employees) of the Company's workforce, reductions in non-personnel operating expenses and reductions in planned capital expenditures. In implementing this strategy, the Company recorded one-time charges totaling approximately $82.1 million. These charges consisted of a $1.7 million inventory write-down, a $4.8 million restructuring charge, additional bad debt charges of $1.2 million, and $74.4 million of impairment charges related to property and equipment and to goodwill, customer lists and other intangible assets. The $4.8 million in restructuring costs included the Company's estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The restructuring charges also include estimates of office space lease commitments for offices closed by the Company, net of any sublease rentals, and other exit costs. In connection with the restructuring, the Company closed an administrative office in Arab, Alabama, a retail services branch office in each of Atlanta, Georgia and Greenwood and Tupelo, Mississippi, and an e/\deltacom office in Nashville, Tennessee. Restructuring costs were accrued in accordance with Emerging Issues Task Force Issue No. 94-3.

      The Company recorded impairment charges in accordance with Statement of Financial Accounting Standards No. 121 related to the net book value of property and equipment removed from service, less expected salvage, totaling $2 million, impaired assets relating to the e/\deltacom data center totaling $21 million and intangible assets consisting of goodwill and customer lists totaling $51.4 million. The impairment of property and equipment relates to assets that the Company no longer plans to use as a result of the restructuring.

     Based on market conditions and operating results of e/\deltacom, the Company tested its e/\deltacom assets for impairment. The Company determined that an impairment existed and wrote the related assets down to fair value. As a result, the Company wrote-off $23.9 million of goodwill and $21 million of property and equipment related to e/\deltacom to reduce the book values of these assets to their estimated fair values. Fair value was determined based on estimates of market values for comparable properties.

      Based on the Company's forecast for its AvData Systems network solutions business and the expected operating results from customers acquired in the Company's acquisition of IT Group, the Company tested the related assets for impairment. The Company determined that impairment existed and expensed $24.4 million of goodwill and $1.6 million of customer base assets related to the AvData Systems network solutions business and $1.6 million of customer base assets related to former IT Group customers.

      In September 2001, the Company also recorded a total of $2.9 million of other unusual and infrequent charges. Included in these charges is a $1.7 million write-down of retail services inventory of telephone systems and related equipment as a result of a decline in demand for those systems. These charges are included as a component of cost of services. The Company also recorded additional bad debt expense of $1.2 million, which is included in selling, operations and administration expense. This amount was associated with disputed access charge revenues billed to interexchange carriers by the retail services business and with a discontinued service in the e/\deltacom business.

      Following is a summary of the restructuring, impairment and other unusual and infrequent charges that were recorded in September 2001 by business segment (in thousands):

                                                     Broadband
                                                     Transport     Retail
                                                      Services     Services    e/\deltacom
                                                     --------------------------------------
Cost of services:
  Inventory write-down ...........................   $       --   $    1,663   $       --
Selling, operations and administration:
  Restructuring charges:
     Employee severance ..........................          110        2,048        1,397
     Office space leases .........................           --        1,114           88
     Other exit costs ............................           --           54           --
  Bad debts ......................................           --          809          392
Unusual and infrequent charges:
  Impaired property and equipment ................           55        1,793       21,175
  Impaired goodwill and other intangible assets ..           --       27,565       23,850
                                                     ----------   ----------   ----------
Total ............................................   $      165   $   35,046   $   46,902
                                                     ==========   ==========   ==========

      The following table reflects activity associated with accrued restructuring costs for the quarter ended September 30, 2001 (in thousands):

                                                                 Balance at
                                Accruals        Payments    September 30, 2001
                                ----------------------------------------------
  Restructuring charges:
     Employee severance ...      $3,555           $1,453                $2,102
     Office space leases ..       1,202               16                 1,186
     Other exit costs .....          54               --                    54
                                 ------           ------                ------
Total .....................      $4,811           $1,469                $3,342
                                 ======           ======                ======

The remaining balance of the restructuring accruals will be used as the Company pays employee severance and lease payments on the closed facilities.

6. Commitments and Contingencies

      At September 30, 2001, the Company had entered into agreements with vendors to purchase approximately $24.1 million of property, plant, equipment and services during 2001 related to the improvement and installation of switches, network expansion efforts and certain services.

     To construct and maintain the Company's fiber optic network, the Company has obtained easements, rights-of-way, franchises and licenses from various third parties, including power companies, actual and potential competitors and local governments. Approximately 300 route miles of the Company's network run through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located throughout Mississippi, approximately 800 route miles of the Company's network run through fiber optic cables owned by the Georgia Power Company over its rights-of-way located throughout Georgia and approximately 250 route miles of the Company's network run through fiber optic cables owned by the Gulf Power Company over its rights of way located throughout Florida. Lawsuits were filed in federal court in Mississippi and in state court in Georgia in June 2001 and July 2001, respectively, by plaintiffs purporting to represent a class of landowners in the Mississippi or Georgia over which the fiber optic cables of Mississippi Power or Georgia Power run. In addition, in August 2001, the Company became a party to an existing lawsuit in state court in Florida filed by plaintiffs purporting to represent a class of landowners in Florida over which the fiber optic cables of Gulf Power run. Each of these lawsuits alleges that the defendant power company cannot lawfully use its rights-of-way at issue for the transmission of telecommunications service of third parties, including the Company. The Company would be adversely affected if, as a result of these or other similar lawsuits, Mississippi Power, Georgia Power, Gulf Power or other network operators were required to cease allowing the Company to use the rights-of-way for a portion of the Company's network. The Company currently cannot determine the ultimate outcome of these proceedings.

7. Segment Reporting

      As discussed in Note 1, the Company operates in three business segments: broadband transport services, retail services and e/\deltacom. The Company also has a corporate segment, which has no operations. The Company evaluates segment performance based on operating revenues, gross margin, selling, operations and administration expense and depreciation and amortization expense. All intercompany transactions between segments have been eliminated. Summarized financial data by business segment for the nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                                                2001
                                              ------------------------------------------------------------------------
                                                Broadband
                                                Transport       Retail
                                                Services       Services      e/\deltacom     Corporate    Consolidated
                                              ------------------------------------------------------------------------
Operating revenues ........................   $     71,552   $    227,773   $     11,398   $         --   $    310,723
Gross margin ..............................         63,139        106,032          2,955             --        172,126
Selling, operations and administration ....         25,548         97,015         24,140             --        146,703
Depreciation and amortization .............         36,174         44,779          7,151             62         88,166
Unusual and infrequent charges ............             55         29,358         45,024             --         74,437
Other income (expense), net ...............                                                                      1,423
Interest expense ..........................                                                                    (43,552)
                                                                                                          ------------
Loss before income taxes and
   extraordinary item .....................                                                               $   (179,309)
                                                                                                          ============
Identifiable assets .......................   $    390,381   $    412,516   $     98,121   $     11,553   $    912,571
                                              ============   ============   ============   ============   ============
Capital expenditures, net .................   $     68,669   $     49,751   $     23,317   $         --   $    141,737
                                              ============   ============   ============   ============   ============

                                                                              2000
                                              ------------------------------------------------------------------------
                                               Broadband
                                               Transport        Retail
                                                Services       Services     e/\deltacom      Corporate    Consolidated
                                              ------------------------------------------------------------------------
Operating revenues ........................   $     61,664   $    197,363   $      5,966   $         --   $    264,993
Gross margin ..............................         54,590         96,105          2,408             --        153,103
Selling, operations and administration ....         24,188         73,484          9,043             --        106,715
Depreciation and amortization .............         27,235         31,604          1,613             61         60,513
Other income (expense), net ...............                                                                     11,849
Interest expense ..........................                                                                    (41,339)
                                                                                                          ------------
Loss before income taxes and
   extraordinary item .....................                                                                 $ (43,615)
                                                                                                          ============
Identifiable assets .......................   $    442,542   $    478,017   $     94,525   $     41,075   $  1,056,159
                                              ============   ============   ============   ============   ============
Capital expenditures, net .................   $     79,174   $    107,483   $     45,162   $         --   $    231,819
                                              ============   ============   ============   ============   ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by ITC/\DeltaCom, Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. The following analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000, including our audited financial statements and the related notes.

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

Overview

      We provide integrated voice and data telecommunications services to small, mid-sized and major regional businesses in the southern United States and are a leading regional provider of wholesale long-haul services to other telecommunications companies. In connection with these businesses, we own or manage an extensive fiber optic network in the southern United States. For the three months ended September 30, 2001, which we refer to as the "2001 fiscal quarter," we had total operating revenues of $102.5 million and for the three months ended September 30, 2000, which we refer to as the "2000 fiscal quarter," we had total operating revenues of $102.9 million. For the nine months ended September 30, 2001, which we refer to as the "2001 fiscal nine-month period," we had total operating revenues of $310.7 million and for the nine months ended September 30, 2000, which we refer to as the "2000 fiscal nine-month period," we had total operating revenues of $265.0 million.

      Our retail services involve the provision of voice and data telecommunications services to end users and resellers. We offer these services, which we refer to as our "retail services," individually or in a bundled package tailored to the business customer's specific needs. Our retail services include:

      o     local telephone services;

      o     long distance telephone services;

      o     toll calling, calling card and operator services;

      o asynchronous transfer mode, frame relay and high capacity broadband private line services;

      o     Internet protocol and virtual private networking services;

      o primary rate interface connectivity and colocation services to Internet service providers;

      o enhanced services, including conference calling, fax broadcasting and pre-paid calling cards;

      o integration, operation and proactive management of data networks and related consulting services;

      o in-depth network performance analysis and implementation and design services for data network deployment;

      o     Internet and Web page hosting services; and

      o     customer premise equipment sale, installation and repair.

      As of September 30, 2001, we provided retail services to approximately 14,720 business customers from 35 branch offices. Our retail services business generated operating revenues of $75.6 million for the 2001 fiscal quarter compared to $78.6 million for the 2000 fiscal quarter, and operating revenues of $227.8 million for the 2001 fiscal nine-month period compared to $197.4 million for the 2000 fiscal nine-month period. As of September 30, 2001, we had sold approximately 287,300 access lines, excluding lines that had been disconnected or canceled. Of these access lines, approximately 275,600 lines had been installed as of September 30, 2001.

      Our broadband transport services include the provision of long-haul telecommunications transmission capacity on our network to other telecommunications carriers and the switching and transportation of telecommunications traffic for these carriers. Our broadband transport services business generated operating revenues of $23.9 million for the 2001 fiscal quarter compared to $20.8 million for the 2000 fiscal quarter, and operating revenues of $71.6 million for the 2001 fiscal nine-month period compared to $61.7 million for the 2000 fiscal nine-month period.


      As of September 30, 2001, we owned, operated or managed approximately 9,980 route miles of a fiber optic network which covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of the same date, our network extended to approximately 160 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where our only competitor is the incumbent carrier.

      As of September 30, 2001, we owned and operated approximately 6,180 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,800 route miles of network owned and operated by these three utilities.

      To construct and maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including power companies, actual and potential competitors and local governments. Approximately 300 route miles of our network run through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located throughout Mississippi, approximately 800 route miles of our network run through fiber optic cables owned by the Georgia Power Company over its rights-of-way located throughout Georgia and approximately 250 route miles of our network run through fiber optic cables owned by the Gulf Power Company over its rights-of-way located throughout Florida. Lawsuits were filed in federal court in Mississippi and in state court in Georgia in June 2001 and July 2001, respectively, by plaintiffs purporting to represent a class of landowners in Mississippi or Georgia over which the fiber optic cables of Mississippi Power or Georgia Power run. In addition, in August 2001, we became a party to an existing lawsuit in state court in Florida filed by plaintiffs purporting to represent a class of landowners in Florida over which the fiber optic cables of Gulf Power run. Each of these lawsuits alleges that the defendant power company cannot lawfully use its rights-of-way at issue for the transmission of telecommunications service of third parties, including ITC/\DeltaCom. We would be adversely affected if, as a result of these or other similar lawsuits, Mississippi Power, Georgia Power, Gulf Power or other network operators were required to cease allowing us to use the rights-of-way for a portion of our network.

      We provide colocation services, managed services and professional services that are integral to operating important business applications over the Internet through our e/\deltacom business. e/\deltacom also provides a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to our network. Our e/\deltacom business, which began operating on May 1, 2000, generated operating revenues of

$3.1 million for the 2001 fiscal quarter compared to $3.5 million for the 2000 fiscal quarter, and operating revenues of $11.4 million for the 2001 fiscal nine-month period compared to $6.0 million for the 2000 fiscal nine-month period.

      In September 2001, we announced changes to our business plan and other actions that we expect will position us for long-term revenue growth. As part of this strategy:

      o we have increased our focus on sales of our retail service offerings, while maintaining our broadband transport business at current levels;

      o we reduced planned capital expenditures by approximately $150 million through the end of 2003;

      o we reduced our workforce by approximately 20%, thereby reducing annualized operating expenses by an estimated $22 million; and

      o we expect to achieve reductions in non-personnel operating expenses by $2 million in annualized expenses by the first quarter of 2002.

In implementing this strategy, we recorded one-time charges totaling approximately $82.1 million. These charges consisted of a $1.7 million inventory write-down, a $4.8 million restructuring charge, additional bad debt charges of $1.2 million, and $74.4 million of impairment charges related to property and equipment and to goodwill, customer lists and other intangible assets. For more information about these charges, see note 5 to the consolidated financial statements appearing elsewhere in this report.

      Operational highlights for the 2001 fiscal quarter included the following:

      o we appointed Larry F. Williams as our chairman and chief executive officer;

      o we increased our total network mileage to approximately 9,980 route miles;

      o we completed the sale of $40 million of a new series of cumulative convertible preferred stock to ITC Holding Company, Inc. and two other institutional investors; and

      o e/\deltacom implemented new service level agreements under which e/\deltacom undertakes to provide 100% Internet access and power uptime.

      During 2000, we reached a previously announced settlement of our long-standing dispute over BellSouth's payment of reciprocal compensation to us for local calls placed by customers of BellSouth and terminated to our customers, including calls terminated by our Internet service provider customers. Among other items, BellSouth made a cash payment to us of approximately $53 million in October 2000, which represented payments for reciprocal compensation amounts billed to BellSouth before the date of the settlement agreement and for estimated reciprocal compensation billings after the date of the settlement agreement through December 31, 2001. The portion of the payment related to 2001 is subject to reconciliation procedures to determine whether the expected reciprocal compensation traffic amounts upon which the prepayment is computed have been realized. Under the initial reconciliation procedure that occurred in July 2001, we repaid BellSouth approximately $5.5 million, which represents the difference between the forecasted amount of reciprocal compensation upon which the prepayment was based and the actual amount of reciprocal compensation generated by BellSouth during the first six months of 2001 and a revised forecasted amount for the last six months of 2001. Our repayment to BellSouth did not affect our operating results for the 2001 fiscal quarter or the 2001 fiscal nine-month period. The portion of the prepayment related to 2001 reciprocal compensation is subject to additional reconciliation procedures covering the last six months of 2001. We currently do not expect we will be required to repay additional amounts as a result of this reconciliation.

      BellSouth also has agreed to make an additional cash prepayment, expected to be $18 million to $20 million, to us which is related to expected reciprocal compensation in 2002. The amount of this prepayment will be based on a review, which will occur in December 2001, of actual reciprocal compensation generated by BellSouth in the three months ended November 30, 2001. BellSouth's prepayment for 2002 will be subject to quarterly reconciliation procedures, which may require us to repay a portion of the 2002 reciprocal compensation prepayment.

Other Information About Our Business

      The following table shows, for the 2001 and 2000 fiscal quarters, the percentages of total operating revenues generated by our categories of services:

                                                             2001     2000
                                                             ----     ----
      Local/data/Internet.................................    50%      44%
      Long distance.......................................    19%      23%
      Broadband transport.................................    23%      23%
      Customer premise equipment, other equipment and
        software-nonrecurring.............................     6%       8%
      Other...............................................     2%       2%

      The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except branch office, colocation and switch data, are rounded.

                                          September 30,      June 30,        March 31,     December 31,   September 30,
                                               2001            2001            2001            2000            2000
                                               ----            ----            ----            ----            ----
Branch offices ......................             35              37              37              37              35
Business customers served-retail
  services(1) .......................         14,720          14,420          14,100          13,700          13,460
Route miles .........................          9,980           9,840           9,730           9,640           8,970
Colocations .........................            177             177             177             176             142
Voice switches ......................             12              13              13              13              13
ATM switches ........................             10              10              10              10              10
Frame relay switches ................             17              17              17              17              17
Unisphere SMX-2100
  switches ..........................             41              39              37              37              23
Passport switches ...................             53              53              42              36              36
Number of employees(2) ..............          1,960           2,360           2,300           2,445           2,250
Lines sold cumulative(3) ............        287,300         260,500         309,500         303,700         249,800
Lines installed .....................        275,600         242,400         282,900         226,650         176,650
Lines installed as a percentage of
  lines sold ........................             96%             93%             91%             75%             71%

----------
(1) Reflects the combination of multiple accounts of some customers into a single customer account.
(2) The number of employees includes all workforce reductions announced in September 2001.
(3)   Net of lines disconnected or canceled.

Results of Operations

      The following tables present, for the periods indicated, selected statement of operations data in dollars and as a percentage of operating revenues for our retail services, broadband transport services and e/\deltacom. The dollar amounts are shown in thousands.

                                                           Retail Services
                              --------------------------------------------------------------------------
                              Three Months Ended September 30,      Nine Months Ended September 30,
                              ---------------------------------   --------------------------------------
                                2001        %       2000     %       2001        %        2000        %
                              --------    ----    -------   ---   ---------    ----    ---------    ----
Operating revenues ........   $ 75,555     100    $78,576   100   $ 227,773     100    $ 197,363     100
Cost of services ..........     42,102      56     35,202    45     120,078      53      101,258      51
Inventory write-down ......      1,663       2         --    --       1,663       1           --      --
                              --------    ----    -------   ---   ---------    ----    ---------    ----
Gross margin ..............     31,790      42     43,374    55     106,032      46       96,105      49
                              --------    ----    -------   ---   ---------    ----    ---------    ----
Operating expenses:
  Selling, operations
    and administration ....     35,420      47     26,150    33      97,015      42       73,484      37
  Depreciation and
    amortization ..........     15,656      21     12,096    15      44,779      20       31,604      16
  Unusual and infrequent
    charges ...............     29,358      39         --    --      29,358      13           --      --
                              --------    ----    -------   ---   ---------    ----    ---------    ----
Total operating
  expenses ................     80,434     107     38,246    48     171,152      75      105,088      53
                              --------    ----    -------   ---   ---------    ----    ---------    ----
Operating (loss)
  income ..................   $(48,644)    (64)   $ 5,128     7   $ (65,120)    (29)   $  (8,983)     (5)
                              ========    ====    =======   ===   =========    ====    =========    ====
EBITDA, as adjusted .......   $(32,988)    (44)   $17,224    22   $ (20,341)     (9)   $  22,621      11
                              ========    ====    =======   ===   =========    ====    =========    ====
EBITDA, as further
  adjusted(1) .............   $  2,057       3    $ 5,424     8   $  13,204       6    $   8,321       5
                              ========    ====    =======   ===   =========    ====    =========    ====

                                                  Broadband Transport Services
                               ------------------------------------------------------------------
                                Three Months Ended September 30,   Nine Months Ended September 30,
                               ---------------------------------   ------------------------------
                                 2001        %       2000     %      2001     %      2000     %
                               --------    ----    -------   ---   -------   ---   -------   ---
Operating revenues .........   $ 23,868     100    $20,780   100   $71,552   100   $61,664   100
Cost of services ...........      2,783      12      1,971     9     8,413    12     7,074    11
                               --------    ----    -------   ---   -------   ---   -------   ---
Gross margin ...............     21,085      88     18,809    91    63,139    88    54,590    89
                               --------    ----    -------   ---   -------   ---   -------   ---
Operating expenses:
  Selling, operations and
     administration ........      8,691      36      8,540    41    25,548    36    24,188    39
  Depreciation and
    amortization ...........     12,499      52      9,752    47    36,174    50    27,235    44
  Unusual and infrequent
    charges ................         55       1         --    --        55    --        --    --
                               --------    ----    -------   ---   -------   ---   -------   ---
Total operating
  expenses .................     21,245      89     18,292    88    61,777    86    51,423    83
                               --------    ----    -------   ---   -------   ---   -------   ---
Operating (loss)
  income ...................   $   (160)     (1)   $   517     2   $ 1,362     2   $ 3,167     5
                               ========    ====    =======   ===   =======   ===   =======   ===
EBITDA, as adjusted ........   $ 12,339      52    $10,269    49   $37,536    52   $30,402    49
                               ========    ====    =======   ===   =======   ===   =======   ===
EBITDA, as further
  adjusted(2) ..............   $ 12,505      52    $10,269    49   $37,702    53   $30,402    49
                               ========    ====    =======   ===   =======   ===   =======   ===


                                                                e/\deltacom
                               -----------------------------------------------------------------------------
                                  Nine Months Ended September 30,          Nine Months Ended September 30,
                               -------------------------------------    ------------------------------------
                                 2001         %        2000       %       2001        %       2000        %
                               --------    ------    -------    ----    --------    ----    --------    ----
Operating revenues .........      3,059       100    $ 3,519     100    $ 11,398     100    $  5,966     100
Cost of services ...........      2,516        82      2,162      61       8,443      74       3,558      60
                               --------    ------    -------    ----    --------    ----    --------    ----
Gross margin ...............        543        18      1,357      39       2,955      26       2,408      40
                               --------    ------    -------    ----    --------    ----    --------    ----
Operating expenses:
  Selling, operations and
    administration .........      8,359       273      5,409     154      24,140     212       9,043     152
  Depreciation and
    amortization ...........      2,472        81        996      28       7,151      63       1,613      27
  Unusual and infrequent
    charges ................     45,025     1,472         --      --      45,024     395          --      --
                               --------    ------    -------    ----    --------    ----    --------    ----
Total operating
  expenses .................     55,856     1,826      6,405     182      76,315     670      10,656     179
                               --------    ------    -------    ----    --------    ----    --------    ----
Operating loss .............   $(55,313)   (1,808)   $(5,048)   (143)   $(73,360)   (644)   $ (8,248)   (138)
                               ========    ======    =======    ====    ========    ====    ========    ====
EBITDA, as adjusted ........   $(52,841)   (1,727)   $(4,052)   (115)   $(66,209)   (581)   $ (6,635)   (111)
                               ========    ======    =======    ====    ========    ====    ========    ====
EBITDA, as further
  adjusted(3) ..............   $ (5,938)     (194)   $(4,052)   (115)   $(19,307)   (169)   $ (6,635)   (111)
                               ========    ======    =======    ====    ========    ====    ========    ====


(1) Represents EBITDA, as adjusted, after excluding the following items: (a) operating revenues related to prior-period operations which we recognized under interconnection agreement settlements totaling $11.8 million for 2000 fiscal quarter, $1.5 million for the 2001 fiscal nine-month period and $14.3 million for the 2000 fiscal nine-month period; (b) a $1.7 million inventory write-down for the 2001 fiscal quarter and the 2001 fiscal nine-month period; (c) selling, operations and administration expense of $4.0 million for the 2001 fiscal quarter and the 2001 fiscal nine-month period related to restructuring and other unusual and infrequent charges; and (d) unusual and infrequent charges for the 2001 fiscal quarter and the 2001 fiscal nine-month period related to write-downs of impaired assets and goodwill of $29.4 million.

(2) Represents EBITDA, as adjusted, after excluding (a) selling, operations and administration expense of $110,000 for the 2001 fiscal quarter and the 2001 fiscal nine-month period related to restructuring and other unusual and infrequent charges and (b) unusual and infrequent charges for the 2001 fiscal quarter and the 2001 fiscal nine-month period related to write-downs of impaired assets and goodwill of $55,000.

(3) Represents EBITDA, as adjusted, after excluding (a) selling, operations and administration expense of $1.9 million for the 2001 fiscal quarter and the 2001 fiscal nine-month period related to restructuring and other unusual and infrequent charges and (b) unusual and infrequent charges for the 2001 fiscal quarter and the 2001 fiscal nine-month period related to write-downs of impaired assets and goodwill of $45.0 million.

Three Months and Nine Months Ended September 30, 2001 Compared to Three Months and Nine Months Ended September 30, 2000

Operating Revenues

      Total operating revenues decreased $393,000, or 0.4%, from $102.9 million for the 2000 fiscal quarter to $102.5 million for the 2001 fiscal quarter. Excluding revenues related to prior-period operations which we recognized during the 2000 fiscal quarter under interconnection agreement settlements, our total operating revenues for the 2001 fiscal quarter increased $11.4 million, or 12.5%, over the 2000 fiscal quarter. Total operating revenues for the 2001 fiscal nine-month period increased by $45.7 million, or 17.3%, to $310.7 million from $265.0 million for the 2000 fiscal nine-month period. Excluding revenues related to prior-period operations which we recognized during the 2000 fiscal nine-month period under interconnection agreement settlements, our total operating revenues for the 2001 fiscal nine-month period increased $58.5 million, or 23.3%, over the 2000 fiscal nine-month period.

      Operating revenues from our retail services decreased $3.0 million, or 3.8%, from $78.6 million for the 2000 fiscal quarter to $75.6 million for the 2001 fiscal quarter. Excluding revenues related to prior-period operations which we recognized during the 2000 fiscal quarter under interconnection agreement settlements, our operating revenues from retail services for the 2001 fiscal quarter increased $8.8 million, or 13.1%, over the 2000 fiscal quarter. Operating revenues from our retail services for the 2001 fiscal nine-month period increased $30.4 million, or 15.4%, to $227.8 million from $197.4 million for the 2000 fiscal nine-month period. Excluding revenues related to prior-period operations which we recognized during the 2001 and 2000 fiscal nine-month periods under interconnection agreement settlements, our operating revenues from retail services for the 2001 fiscal nine-month period increased $43.2 million, or 23.6%, over the 2000 fiscal nine-month period. The increases in our retail services operating revenues in the current periods were primarily attributable to the following factors:

      o continued growth in revenues generated by our local, data and Internet services, which resulted from increased sales of our T-1 line-based products to existing and new customers;

      o     our continued success selling multiple services to our customers;
            and

      o the growth in access lines installed compared to the 2000 fiscal quarter and the 2000 fiscal nine-month period.

      The increases in our retail services operating revenues in the current periods were partially offset by a decrease in our long distance revenues and decreases in our equipment sales, installation and repair revenues and other nonrecurring revenues. The decrease in our long distance revenues resulted primarily from rate decreases extended to some of our large customers and the migration of some customers from switched services to dedicated services. During the remainder of 2001, we expect to experience continued growth in recurring retail services revenues and continued growth in access lines installed.

      Operating revenues from our broadband transport services increased $3.1 million, or 14.9%, from $20.8 million for the 2000 fiscal quarter to $23.9 million for the 2001 fiscal quarter. Operating revenues from our broadband transport services increased $9.9 million, or 16.0%, from $61.7 million for the 2000 fiscal nine-month period to $71.6 million for the 2001 fiscal nine-month period. The increases in these operating revenues were primarily attributable to the continued demand for our broadband transport services, especially to and between smaller markets, which was facilitated by our network expansion. The increases in operating revenues were partially offset by continued pricing pressures, especially on services we provide to and between larger markets, and the termination of services to bankrupt customers. We expect demand for our broadband services to remain stable during the remainder of 2001, but, because of pricing pressures in some markets, we do not expect significant, if any, sequential quarterly growth in operating revenues generated by these services.

      Operating revenues generated by e/\deltacom decreased $460,000, or 13.1%, from $3.5 million for the 2000 fiscal quarter to $3.1 million for the 2001 fiscal quarter. Operating revenues generated by e/\deltacom for the 2001 fiscal nine-month period increased $5.4 million, or 91.0%, to $11.4 million from $6.0 million for the 2000 fiscal nine-month period. Our e/\deltacom business began operations on May 1, 2000. Operating revenues generated by e/\deltacom have been primarily attributable to sales of nonrecurring professional services, including sales of maintenance and related services. The decrease in operating revenues for the 2001 fiscal quarter was primarily attributable to a decrease in nonrecurring revenues generated by the provision of maintenance and other professional services. This decrease was partially offset by an increase in recurring revenues. Although we expect e/\deltacom's nonrecurring revenues to fluctuate from period to period, we anticipate that e/\deltacom's recurring revenues will continue to increase as we continue to sign customers to colocation and Web server hosting contracts and integrate additional offerings through e/\deltacom's data center.

Cost of Services

      Total cost of services increased $8.1 million, from $39.3 million, or 38% of total operating revenues, for the 2000 fiscal quarter to $47.4 million, or 46% of total operating revenues, for the 2001 fiscal quarter. Total cost of services of $136.9 million, or 44% of total operating revenues, for the 2001 fiscal nine-month period represented an increase of $25.0 million over total cost of services of $111.9 million, or 42% of total operating revenues, for the 2000 fiscal nine-month period. Excluding revenues related to prior-period operations which we recognized during the 2000 fiscal quarter and the 2001 and 2000 fiscal nine-month periods under interconnection agreement settlements, total cost of services as a percentage of total operating revenues was 46% and 43% for the 2001 and 2000 fiscal quarters, respectively, and 44% and 45% for the 2001 and 2000 fiscal nine-month periods, respectively.

      Cost of services attributable to our retail services increased $6.9 million, from $35.2 million for the 2000 fiscal quarter to $42.1 million for the 2001 fiscal quarter. Cost of services of $120.1 million for retail services for the 2001 fiscal nine-month period represented an increase of $18.8 million over cost of services of $101.3 million for the 2000 fiscal nine-month period. Cost of services as a percentage of operating revenues for retail services was 56% and 53% for the 2001 fiscal quarter and 2001 fiscal nine-month period, respectively, compared to 45% and 51% for the corresponding periods in 2000. The increases were primarily attributable to revenues related to prior-period operations which we recognized during the 2000 fiscal quarter and 2000 fiscal nine-month period under interconnection agreement settlements. These revenues, which had no effect on cost of services during these periods, were $11.8 million in the 2000 fiscal quarter and $14.3 million in the 2000 fiscal nine-month period. Excluding these amounts, cost of services as a percentage of operating revenues was 56% and 53% for the 2001 and 2000 fiscal quarters, respectively, and 53% and 55% for the 2001 and 2000 fiscal nine-month periods, respectively. We continue to monitor our network to reduce our cost of services and are currently seeking FCC approval of our request to have more favorable pricing applied to the network elements we purchase from BellSouth and other incumbent carriers in order to provide our T-1 based local services. If the FCC approves our request, we expect to experience monthly savings of approximately $1.1 million related to our provision of T-1 based local services to our existing customers for these services. If the FCC denies our request, we plan to reduce our cost of providing these services by pursuing term pricing for the network elements we need to provide the services. We expect that, through term pricing, we would experience a discount on the network elements we purchase from the incumbent carriers by purchasing the elements over an extended period of time, rather than on a monthly basis. By pursuing this alternative strategy, we estimate that we would experience monthly savings of approximately $500,000 related to our provision of T-1 based local services to our existing customers for these services. We expect that these strategies will favorably affect our cost of services for the fourth quarter of 2001 and the first quarter of 2002.

      Cost of services attributable to our broadband transport services increased $812,000 from $2.0 million for the 2000 fiscal quarter to $2.8 million for the 2001 fiscal quarter. Cost of services for our broadband transport services during the 2001 fiscal nine-month period increased $1.3 million to $8.4 million from $7.1 million for the 2000 fiscal nine-month period. Cost of services as a percentage of operating revenues for broadband transport services increased to 12% for the 2001 fiscal quarter from 9% for the 2000 fiscal quarter, and increased to 12% for the 2001 fiscal nine-month period from 11% for the 2000 fiscal nine-month period. These increases were primarily attributable to pricing pressures on routes to and between larger markets, which were partially offset by reduced off-network costs attributable to the continued migration of traffic onto our owned and operated network.

      Cost of services attributable to e/\deltacom increased $354,000 from $2.2 million for the 2000 fiscal quarter to $2.5 million for the 2001 fiscal quarter. Cost of services of $8.4 million for e/\deltacom during the 2001 fiscal nine-month period represented an increase of $4.8 million from cost of services of $3.6 million for the 2000 fiscal nine month period. Cost of services as a percentage of operating revenues from e/\deltacom increased to 82% for the 2001 fiscal quarter from 61% for the 2000 fiscal quarter and to 74% for the 2001 fiscal nine-month period from 60% for the 2000 fiscal nine-month period. These increases primarily reflected an increase in labor and other direct costs associated with our professional, nonrecurring services. We expect that as we increase sales of our colocation and Web hosting services, e/\deltacom's cost of services as a percentage of operating revenues will decline.

Write-Down of Inventory

      During the 2001 fiscal quarter and the 2001 fiscal nine-month period, our retail services incurred a charge for the write-down of approximately $1.7 million of inventory of telephone systems and related equipment as the result of a decline in demand for such systems.

Selling, Operations and Administration Expense

      Total selling, operations and administration expense increased $12.4 million from $40.1 million, or 39% of total operating revenues, for the 2000 fiscal quarter to $52.5 million, or 51% of total operating revenues, for the 2001 fiscal quarter. Selling, operations and administration expense increased $40.0 million from $106.7 million, or 40% of total operating revenues, for the 2000 fiscal nine-month period to $146.7 million, or 47% of total operating revenues, for the 2001 fiscal nine-month period. Excluding revenues related to prior-period operations which we recognized during the 2000 fiscal quarter and the 2001 and 2000 fiscal nine-month periods under interconnection agreement settlements and excluding restructuring and other unusual and infrequent charges, total selling, operations and administration expense as a percentage of total operating revenues was 45% and 44% for the 2001 and the 2000 fiscal quarters, respectively, and 45% and 43% for the 2001 and 2000 fiscal nine-month periods, respectively.

      Selling, operations and administration expense attributable to retail services increased $9.2 million, from $26.2 million, or 33% of retail services operating revenues, for the 2000 fiscal quarter to $35.4 million, or 47% of retail services operating revenues, for the 2001 fiscal quarter. Excluding revenues related to prior-period operations which we recognized during the 2000 fiscal quarter under interconnection agreement settlements and excluding restructuring and other unusual and infrequent charges, selling, operations and administration expense as a percentage of operating revenues for our retail services was 39% for the 2001 and 2000 fiscal quarters. Selling, operations and administration expense attributable to retail services during the 2001 fiscal nine-month period increased $23.5 million to $97.0 million, or 42% of retail services operating revenues, from $73.5 million, or 37% of retail services operating revenues, for the 2000 fiscal nine-month period. Excluding revenues related to prior-period operations which we recognized during the 2001 and 2000 fiscal nine-month periods under interconnection agreement settlements and excluding restructuring and other unusual and infrequent charges, selling, operations and administration expense as a percentage of operating revenues for our retail services was 40% for the 2001 and 2000 fiscal nine-month periods. The increases in expense for the current periods were primarily attributable to increases in the number of sales and other personnel, maintenance and operating taxes. The restructuring and other unusual and infrequent charges of $4.0 million related to employee severance and office space lease commitments for offices closed. For additional information on these charges, see note 5 to the consolidated financial statements appearing elsewhere in this report.

      Selling, operations and administration expense attributable to our broadband transport services increased $151,000 from $8.5 million, or 41% of broadband transport services operating revenues, for the 2000 fiscal quarter to $8.7 million, or 36% of broadband transport services operating revenues, for the 2001 fiscal quarter. Selling, operations and administration expense attributable to broadband transport services during the 2001 fiscal nine-month period increased $1.3 million to $25.5 million, or 36% of broadband transport operating revenues, from $24.2 million, or 39% of broadband transport operating revenues, for the 2000 fiscal nine-month period. The increase in expense was primarily due to increased operating taxes, maintenance and bad debts.

      Selling, operations and administration expense attributable to e/\deltacom increased $3.0 million from $5.4 million, or 154% of e/\deltacom operating revenues, for the 2000 fiscal quarter to $8.4 million, or 273% of e/\deltacom operating revenues, for the 2001 fiscal quarter. Selling, operations and administration expense attributable to e/\deltacom during the 2001 fiscal nine-month period increased $15.1 million to $24.1 million, or 212% of e/\deltacom operating revenues, from $9.0 million, or 152% of e/\deltacom operating revenues, for the 2000 fiscal nine-month period. These increases resulted primarily from expenses incurred in connection with the addition of personnel for this business, principally through our acquisition of Bay Data Consultants, Inc. in May 2000, operating costs associated with our data center, which opened in November 2000, restructuring charges of $1.5 million and additional bad debt charges of approximately $400,000.

Depreciation and Amortization

      Total depreciation and amortization expense increased $7.7 million from $22.9 million for the 2000 fiscal quarter to $30.6 million for the 2001 fiscal quarter. Total depreciation and amortization expense of $88.2 million for the 2001 fiscal nine-month period represented an increase of $27.7 million over such expense of $60.5 million for the 2001 fiscal nine-month period. Our retail services accounted for $3.6 million of the increase for the 2001 fiscal quarter and $13.2 million of the increase for the 2001 nine-month period. The increases attributable to this segment were primarily related to the installation of new central office and related switching equipment in 2000 and to the depreciation of new telecommunications equipment added to our network during the 2001 fiscal nine-month period. Our broadband transport services operations accounted for $2.7 million of the increase for the 2001 fiscal quarter and $8.9 million of the increase for the 2001 fiscal nine-month period. The increases attributable to this segment were primarily related to the depreciation of fiber and telecommunications equipment added to our network in 2000 and to the depreciation of fiber and telecommunications equipment added to our network during the 2001 fiscal nine-month period. Our e/\deltacom segment accounted for $1.4 million of the increase for the 2001 fiscal quarter and $5.6 million of the increase for the 2001 fiscal nine-month period. The increases in this segment were primarily attributable to our data center, which began operations in November 2000. We expect depreciation and amortization to continue to increase during the remainder of 2001 as we add equipment to our network and realize a full year of depreciation on equipment purchased in 2000.

Unusual and Infrequent Charges

      We incurred total unusual and infrequent charges of $74.4 million during the 2001 fiscal quarter and the 2001 fiscal nine-month period. These charges included an impairment charge related to the net book value of property and equipment removed from service, less expected salvage, totaling $2 million, impaired assets relating to the e/\deltacom data center totaling $21 million and intangible assets consisting of goodwill and customer lists totaling $51.4 million. Of the charges, $29.4 million were attributable to our retail services, $55,000 were attributable to our broadband transport services and $45.0 million were attributable to e/\deltacom. For additional information on these charges, see note 5 to the consolidated financial statements appearing elsewhere in this report.

Interest Expense

      Total interest expense decreased $390,000 from $14.8 million for the 2000 fiscal quarter to $14.4 million for the 2001 fiscal quarter. Total interest expense for the 2001 fiscal nine-month period increased $2.2 million to $43.5 million from $41.3 million for the 2000 fiscal nine-month period. The decrease in total interest expense for the 2001 fiscal quarter was primarily attributable to a decrease in the interest rate charged on our credit facility, which was partially offset by capital lease obligations incurred in December 2000 and the first nine months of 2001. The increase in total interest expense for the 2001 fiscal nine-month period was primarily attributable to our borrowings in April 2000 of $160 million under our senior secured credit facility and our incurrence in December 2000 of $28.5 million of capital lease obligations. We expect interest expense to increase during the remainder of 2001 as a result of interest payable on our senior credit facility and our capital lease obligations.

Interest Income

      Total interest income from the temporary investment of available cash balances decreased $3.4 million from $3.6 million for the 2000 fiscal quarter to $199,000 for the 2001 fiscal quarter. Total interest income for the 2001 fiscal nine-month period decreased $10.0 million from $12.0 million in the 2000 fiscal nine-month period to $2.0 million for the 2001 fiscal nine-month period.

Extraordinary Loss

      We incurred an extraordinary loss of $1.3 million during the 2000 fiscal nine-month period attributable to the write-off of debt-issuance costs related to the early termination of our $50 million revolving credit facility. We had not borrowed any amounts under this credit facility prior to its termination.

EBITDA, as Adjusted

      EBITDA, as adjusted, decreased $96.9 million, from $23.4 million for the 2000 fiscal quarter to $(73.5) million for the 2001 fiscal quarter. Excluding revenues related to prior-period operations which we recognized during the 2000 fiscal quarter under interconnection agreement settlements and excluding restructuring and other unusual and infrequent charges, EBITDA, as adjusted, decreased $3.0 million, from $11.6 million for the 2000 fiscal quarter to $8.6 million for the 2001 fiscal quarter. EBITDA, as adjusted, for the 2001 fiscal nine-month period decreased $95.4 million to $(49.0) million from $46.4 million for the 2000 fiscal nine-month period. Excluding revenues related to prior-period operations which we recognized during the 2000 fiscal nine-month period under interconnection agreement settlements and excluding restructuring and other unusual and infrequent charges, EBITDA, as adjusted, decreased $489,000 to $31.6 million for the 2001 fiscal nine-month period from $32.1 million for the 2000 fiscal nine-month period.

      EBITDA, as adjusted, attributable to our retail services for the 2001 fiscal quarter was $(33.0) million, which represented a decrease of $(50.2) million from EBITDA, as adjusted, of $17.2 million for the 2000 fiscal quarter. EBITDA, as adjusted, attributable to these services for the 2001 fiscal nine-month period was $(20.3) million, which represented a decrease of $42.9 million from EBITDA, as adjusted, of $22.6 million for the 2000 fiscal nine-month period. The decreases in EBITDA, as adjusted, resulted primarily from revenues related to prior-period operations which we recognized during the 2000 fiscal quarter and 2000 fiscal nine-month period under interconnection agreement settlements and from restructuring and other unusual and infrequent charges which we recorded for the 2001 fiscal quarter and 2001 nine-month period. The prior-period interconnection settlement agreements amounts were $11.8 million in the 2000 fiscal quarter and $14.3 million in the 2000 fiscal nine-month period. The restructuring and other unusual and infrequent charges consisted of a $1.7 million write-down of inventory, $4.0 million in restructuring and other unusual and infrequent charges and a $29.4 million write-down in goodwill and impaired assets. Excluding revenues related to prior-period operations which we recognized during the 2000 fiscal quarter under interconnection agreement settlements and excluding restructuring and other unusual and infrequent charges, EBITDA, as adjusted, for our retail services decreased $3.4 million, from $5.4 million for the 2000 fiscal quarter to $2.1 million for the 2001 fiscal quarter. Excluding revenues related to prior-period operations which we recognized during the 2001 and 2000 fiscal nine-month periods under interconnection agreement settlements and excluding restructuring and other unusual and infrequent charges, EBITDA, as adjusted, for our retail services increased $4.9 million, from $8.3 million for the 2000 fiscal nine-month period to $13.2 million for the 2001 fiscal nine-month period.

      EBITDA, as adjusted, attributable to our broadband transport services increased $2.0 million, from $10.3 million for the 2000 fiscal quarter to $12.3 million for the 2001 fiscal quarter. EBITDA, as adjusted, of $37.5 million attributable to these services for the 2001 fiscal nine-month period represented an increase of $7.1 million from EBITDA, as adjusted, of $30.4 million for the 2000 fiscal nine-month period. These increases, which were primarily attributable to the increasing demand for bandwidth, were partially offset by the competitive pricing of our broadband transport services in some markets.

      EBITDA, as adjusted, attributable to e/\deltacom was $(52.8) million for the 2001 fiscal quarter, which represented a decrease of $48.7 million from EBITDA, as adjusted, of $(4.1) million for the 2000 fiscal quarter. EBITDA, as adjusted, of $(66.2) million for the 2001 fiscal nine-month period represented a decrease of $59.6 million from EBITDA, as adjusted, of $(6.6) million for the 2000 fiscal nine-month period. These decreases in EBITDA, as adjusted, for e/\deltacom were primarily attributable to $1.9 million of restructuring and other unusual and infrequent charges and a $45.0 million write-down of goodwill and impaired assets which were incurred during the 2001 fiscal quarter and 2001 nine-month period. Expense incurred in connection with the addition, principally through our acquisition of Bay Data Consultants, Inc. in May 2000, of e/\deltacom personnel, expenditures incurred in connection with our product expansion efforts and increased operating costs associated with the operations of our data center also contributed to these decreases in EBITDA, as adjusted. Excluding restructuring and other unusual and infrequent charges, EBITDA, as adjusted, for e/\deltacom decreased $1.9 million from $(4.0) million for the 2000 fiscal quarter to $(5.9) million for the 2001 fiscal quarter. Excluding restructuring and other unusual and infrequent charges, EBITDA, as adjusted, decreased $12.7 million from $(6.6) million for the 2000 fiscal nine-month period to $(19.3) million for the 2001 fiscal nine-month period.

Liquidity and Capital Resources

      Cash used in operating activities was $15.2 million for the 2001 fiscal nine-month period and $1.9 million for the 2000 fiscal nine-month period. Decreases in working capital were $3.1 million for the 2001 fiscal nine-month period and $20.5 million for the 2000 fiscal nine-month period. For the 2001 fiscal nine-month period, the decrease was primarily attributable to a decrease in unearned revenue. The decrease in working capital was partially offset by a decrease in accounts receivable and by increases in accounts payable, accrued interest and accrued compensation and other accrued liabilities. For the 2000 fiscal nine-month period, the decrease in working capital was primarily attributable to increases in accounts receivable and inventory. The decrease was partially offset by a decrease in prepaid expenses and by increases in accounts payable, unearned revenue, and accrued interest, compensation and other liabilities.

      Cash used in investing activities was $134.6 million for the 2001 fiscal nine-month period and $188.3 million for the 2000 fiscal nine-month period. The cash used in investing activities in both fiscal nine-month periods was primarily applied to fund capital expenditures. We made net capital expenditures of $141.7 million for the 2001 fiscal nine-month period and $231.8 million for the 2000 fiscal nine-month period. Of the $141.7 million of net capital expenditures for the 2001 fiscal nine-month period, $49.7 million related to retail services, $68.7 million related to broadband transport services and $23.3 million related to e/\deltacom. Of the $231.8 million of capital expenditures made during the 2000 fiscal nine-month period, $107.5 million related to retail services, $79.2 million related to broadband transport services and $45.1 million related to e/\deltacom. The increase in cash used in investing activities resulted from continued expansion of our existing network and facilities as we continue to implement our business plan.

      Cash provided by financing activities was $65.8 million for the 2001 fiscal nine-month period and $99.2 million for the 2000 fiscal nine-month period. Cash provided by financing activities for the 2001 fiscal nine-month period consisted primarily of net proceeds of $66.6 million from the issuance of Series B preferred stock and $1.1 million from the exercise of common stock options. Cash provided by financing activities for the 2000 fiscal nine-month period consisted primarily of net proceeds of $157.4 million from the $160 million senior secured credit facility, less $60 million restricted for capital expenditures, and $2.8 million from the exercise of common stock options.

      On June 20, 2001, we issued 30,000 shares of Series B-1 Cumulative Redeemable Convertible Preferred Stock with a redemption value of $30 million, yielding proceeds, net of issuance costs, to us of approximately $26.8 million. The Series B-1 preferred stock is convertible into common stock at any time at a conversion price of $5.70 per share of common stock. As part of the issuance of the Series B-1 preferred stock, we issued warrants to purchase an aggregate of 1,578,948 shares of common stock at an initial exercise price of $5.70. The initial conversion price of the Series B-1 preferred stock and the initial exercise price of the warrants are subject to adjustment in specified circumstances. The warrants are exercisable for common stock at any time for a period of ten years from the date of issuance.

      On September 5, 2001, we issued 40,000 shares of Series B-2 Cumulative Redeemable Convertible Preferred Stock with a redemption value of $40 million, yielding proceeds, net of issuance costs, to us of approximately $39.8 million. The Series B-2 preferred stock is convertible into common stock at any time at a conversion price of $2.56 per share of common stock. As part of the issuance of the Series B-2 preferred stock, we issued warrants to purchase an aggregate of 4,687,500 shares of common stock at an initial exercise price of $2.56. The initial conversion price of the Series B-2 preferred stock and the initial exercise price of the warrants are subject to adjustment in specified circumstances. The warrants are exercisable for common stock at any time for a period of ten years from the date of issuance.

      At September 30, 2001, we had entered into agreements with vendors to purchase approximately $24.1 million of property, plant and equipment and services in 2001 related to the improvement and installation of various telecommunications facilities. In the 2001 fiscal nine-month period, we made net capital expenditures of approximately $141.7 million. We currently estimate that our aggregate capital requirements for all of 2001 will total approximately $170.0 million, including the $24.1 million in commitments as of September 30, 2001. We expect to make substantial capital expenditures thereafter. Capital expenditures through the end of 2001 will be primarily for the following:

      o continued development and construction of our telecommunications network, including transmission equipment;

      o continued addition of switching capacity and electrical equipment in connection with our local and data telecommunications services; and

      o continued infrastructure enhancements, principally for information systems.

      The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological and competitive developments, including market developments and new opportunities, or in the event we decide to make acquisitions or enter into joint ventures and strategic alliances, in our industry.

      As of October 31, 2001, we had approximately $52.6 million of cash and cash equivalents. We estimate that our existing sources of funds, the prepayment of $18 to $20 million of reciprocal compensation we expect to receive in December 2001 or January 2002 under our interconnection agreement settlement with BellSouth, and cash flows we expect to generate from operations, together with the additional amount available under our capital lease facility and the net proceeds that we would obtain if we issued and sold the remaining $80 million of Series B preferred stock pursuant to the equity financing announced in February 2001, will provide sufficient funds to enable us to expand our business as currently planned and to service our debt through 2003. Our ability to acquire the remaining funds in the equity financing referred to above is subject to closing conditions, including the condition that, immediately after each closing, no purchaser of our Series B preferred stock, together with all other members, if any, of the same group for federal securities law purposes, will beneficially own more than 30% of the total voting power of our voting securities, as calculated under change of control provisions in our debt agreements. In the event that our plans or assumptions change or prove to be inaccurate, or if we are unable to acquire all of the remaining funds in the foregoing equity financing because of change of control limitations or otherwise, the foregoing sources of funds may prove to be insufficient to fund our currently planned growth and operations or to service our debt. In addition, if we successfully complete any acquisitions, we may be required to seek additional capital sooner than currently anticipated. Additional sources may include equity and debt financing and other financing agreements, such as vendor financing. We cannot assure you that we will be able to generate sufficient cash flow from operations or that additional financing arrangements will be available, or if available, that they can be concluded on terms acceptable to us. Any inability by us to generate or obtain sufficient funds would result in delay or abandonment of some or all of our development and expansion plans, which could have a material adverse effect on our operations.

      We have a significant level of indebtedness and debt service obligations as a result of our issuance of the publicly traded notes identified in note 2 to the consolidated financial statements included elsewhere in this report, our borrowings of $160 million under our senior secured credit facility and commitments under our capital lease facility. To meet our debt service obligations, we must successfully implement our strategy, which includes expanding our network, obtaining and retaining a significant number of customers and increasing our cash flow significantly and in a sustained manner. We cannot assure you that we will successfully implement our strategy or that we will be able to generate sufficient cash flow from operating activities to improve our earnings before fixed charges, or to meet our debt service obligations and working capital requirements. Our ability to meet our obligations will be dependent upon our future performance, which will be subject to prevailing economic conditions and to financial, business and other factors.

Effects on Accounting Standards

      Statement of Financial Accounting Standards, or "SFAS," No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999 and may not be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. In June 1999, the Financial Accounting Standards Board, or "FASB," issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities-an Amendment to FASB No. 133." SFAS No. 137 amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 or January 1, 2001 for companies with calendar-year fiscal years. We adopted SFAS Nos. 133, 137 and 138 for the fiscal year beginning January 1, 2001, with no material effect on our consolidated financial statements.

      SFAS No. 142, "Goodwill and Other Intangible Assets" establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill cease on January 1, 2002 and that goodwill be assessed, at least annually, for impairment by applying a fair value-based test. If the fair value of the goodwill is less than the amount of goodwill recorded in the financial statements, the goodwill is to be reduced in the financial statements to the fair value. In addition, SFAS No. 142 requires that intangible assets be separately recognized in the financial statements if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intention to do so. We recorded amortization expense related to goodwill of $4.6 million for the nine months ended September 30, 2001. We expect to implement SFAS No. 142 for the fiscal year beginning January 1, 2002, at which time we will cease amortizing goodwill. We are currently evaluating other financial statement impacts of our adoption of SFAS No. 142.

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

      Our major market risk exposure is to changing interest rates we incur on borrowings we use to fund the expansion of our business, including $158.0 million of borrowings outstanding under our senior secured credit facility as of September 30, 2001. Interest is payable on our senior secured credit facility at our option at either 1.875% plus the base rate, which was 7.0% at September 30, 2001, or 2.875% plus the eurodollar rate, which was 3.79% at September 30, 2001. The interest rates that we are able to obtain on our debt financing depend on then-current market conditions. We are also exposed to fair value risk related to our fixed-rate, long-term debt. As of September 30, 2001, our fixed-rate, long-term debt and capital lease obligations totaled $563.9 million.

      Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt and through the use of interest rate swap contracts to manage our exposure to fluctuations in interest rates on our variable-rate debt. At September 30, 2001, $158.0 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $158.0 million of variable-rate debt at September 30, 2001 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      As previously disclosed, a complaint was filed in the Court of Chancery of the State of Delaware on April 20, 2001 naming as defendants ITC^DeltaCom, ITC Holding Company, Inc. and each member of ITC^DeltaCom's board of directors. On August 6, 2001, the Delaware Court of Chancery approved the settlement of the lawsuit pursuant to the terms of a stipulation of settlement dated June 18, 2001, certified the action as a class action for settlement purposes under Court of Chancery rules and awarded plaintiff's counsel an aggregate of $239,376 for attorneys' fees and reimbursement of expenses incurred in connection with the lawsuit. Additional information regarding the litigation and the settlement are included in ITC^DeltaCom's Current Reports on Form 8-K, filed with the SEC on April 24, 2001 and May 30, 2001, and in ITC^DeltaCom's Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2001 and June 30, 2001.

      For information on legal proceedings involving portions of our network, see "Management's Discussion and Analysis of Financial Condition and Results of Operation--Overview."

Item 2. Changes in Securities and Use of Proceeds

      (b) As described in note 3 to the consolidated financial statements appearing elsewhere in this report and in this Item 2 below, on September 5, 2001, ITC^DeltaCom issued and sold a newly authorized issue of preferred stock designated as its Series B-2 Cumulative Convertible Preferred Stock. With respect to dividend rights and rights on liquidation, dissolution or winding-up of ITC^DeltaCom, the Series B-2 preferred stock ranks on a parity with the Series B-1 Cumulative Convertible Preferred Stock of ITC^DeltaCom. The holders of the Series B-2 preferred stock are entitled to receive cumulative dividends when, as and if declared by the board of directors out of funds legally available for the payment of dividends. The payment of these preferred dividends will take priority over the payment of dividends, if any, on the common stock. ITC^DeltaCom may not declare or pay dividends on its common stock or redeem, purchase or otherwise acquire any common stock for any consideration, except by conversion into or exchange for common stock, unless all accrued and unpaid dividends with respect to the outstanding Series B-2 preferred stock have been paid or funds have been set aside for such dividends and sufficient funds have been paid or set apart for the payment of the dividend for the current dividend period with respect to the Series B-2 preferred stock. Notwithstanding the foregoing, ITC^DeltaCom may declare and pay dividends on the common stock which are payable in additional shares of common stock or redeem, purchase or otherwise acquire common stock in exchange for common stock. The holders of Series B-2 preferred stock will have a claim against ITC^DeltaCom's assets senior to the claim of the holders of the common stock in the event of ITC^DeltaCom's liquidation or bankruptcy. The aggregate amount of that senior claim will be at least $40 million initially and will increase thereafter. The holders of the Series B-2 preferred stock will have other rights and preferences, including the right to vote together with the holders of the common stock on an as-converted basis, the right in specified circumstances to designate representatives to be nominated for election to the board of directors and, voting together as a single class with the holders of other series of the Series B preferred stock, to elect up to two directors, and the right to consent to the issuance of capital stock with rights equal to or superior to those of the Series B-2 preferred stock.

      (c) On January 12, 2001, ITC^DeltaCom, Inc. concluded an offer to exchange all outstanding options to purchase shares of common stock granted under the ITC^DeltaCom, Inc. 1997 Stock Option Plan that had an exercise price of $18.00 per share or more and were held by option holders who had not received options after September 30, 2000 for new options issuable under the 1997 option plan. On July 13, 2001, in accordance with the exchange offer, ITC^DeltaCom issued new options under the 1997 option plan to purchase 1,900,071 shares of common stock to 431 employees in exchange for options the employees had tendered in the offer.

The new options have an exercise price of $3.60 per share of common stock, which is equal to the fair market value of the common stock on the date of grant. The new options will vest over a four-year period as follows:

      o an option holder's right to purchase 50% of the shares subject to the new options will vest on July 13, 2003;

      o an option holder's right to purchase an additional 25% of the shares subject to the new options will vest on July 13, 2004; and

      o an option holder's right to purchase the remaining 25% of the shares subject to the new options will vest on July 13, 2005.

      The right of option holders to exercise the new options will terminate on July 13, 2011 or, if earlier, 30 days following the termination of an option holder's employment with ITC/\DeltaCom, subject to the following sentence. If an option holder is terminated by reason of permanent and total disability or death, the option held by such option holder will continue to be exercisable until July 13, 2011 or, if earlier, one year following termination of employment, and if an option holder is terminated for cause, the option held by such option holder will terminate immediately. In connection with the options issued on July 13, 2001, ITC/\DeltaCom relied on the exemption from registration under the Securities Act of 1933 provided in Section 3(a)(9) of the Securities Act. The options issued on July 13, 2001 were exchanged by ITC/\DeltaCom with its existing security holders exclusively and no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

     On September 5, 2001, ITC/\DeltaCom sold a total of 40,000 shares of Series B-2 Cumulative Convertible Preferred Stock to ITC Holding Company, Inc., SCANA Corporation and HBK Master Fund L.P. for a total of $40 million. ITC/\DeltaCom also issued to the investors for no additional consideration warrants to purchase a total of 4,687,500 shares of common stock. The initial conversion price of the Series B-2 preferred stock, which is convertible at any time and from time to time at the election of the holder, is $2.56 per share of common stock. The initial exercise price of the warrants, which have a term of ten years and are exercisable at any time and from time to time at the election of the holder, also is $2.56 per share of common stock. In connection with these issuances, ITC/\DeltaCom relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Securities Act and Regulation D thereunder. ITC/\DeltaCom did not engage in general advertising or general solicitation in connection with the offer and sale of the securities. In addition, ITC/\DeltaCom provided or made available information concerning ITC/\DeltaCom and the securities, obtained investment representations from the investors and placed restrictive legends on the certificates evidencing such securities.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            ITC/\DeltaCom files herewith the following exhibits:

            3.1 Restated Certificate of Incorporation of ITC/\DeltaCom, Inc. (including the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series B-2 Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof).

            4.1 Specimen representing the Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc.

            10.1 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to ITC Telecom Ventures, Inc.

            10.2 ITC^DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to SCANA Corporation.

            10.3 ITC^DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to HBK Master Fund L.P.

            10.4  Amended and Restated ITC^DeltaCom, Inc. 1997 Stock Option
                  Plan.

      (b) Reports on Form 8-K

            The following Current Reports on Form 8-K were filed by ITC^DeltaCom during the period covered by this report:

          Filing Date of Report                     Item Reported
          ---------------------                     -------------

            September 6, 2001      Item 5 (closing of preferred stock investment
                                   transaction on September 5, 2001)

            September 18, 2001     Item 5 (business strategy and financial and
                                   operating results)

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ITC^DeltaCom, Inc.
                                              (Registrant)


Date:  November 14, 2001                  By: /s/ Douglas A. Shumate
                                              --------------------------------
                                              Douglas A. Shumate
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)

                                  Exhibit Index

Exhibit Number                       Exhibit Description
--------------                       -------------------

      3.1         Restated Certificate of Incorporation of ITC/\DeltaCom, Inc.
                  (including the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series B-2 Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof).

      4.1 Specimen representing the Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc.

      10.1 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to ITC Telecom Ventures, Inc.

      10.2 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to SCANA Corporation.

      10.3 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to HBK Master Fund L.P.

      10.4        Amended and Restated ITC/\DeltaCom, Inc. 1997 Stock Option
                  Plan.