Form 10-K
period 2001-12-31
ITC DELTACOM INC
filed 2002-04-01
CIK 1041954

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to
                                    -----------    -----------

                         Commission file number: 0-23253

                               ------------------

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

                               ------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

                                (Title of Class)

                               ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant at March 22, 2002, based upon the last reported sale price of the registrant's common stock on the Nasdaq National Market on that date, was approximately $20.7 million.

     The number of shares of the registrant's common stock outstanding on March 22, 2002 was 62,364,768.

================================================================================

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               ----
                                       PART I

Item 1.      Business.......................................................................     1
Item 2.      Properties.....................................................................    19
Item 3.      Legal Proceedings..............................................................    20
Item 4.      Submission of Matters to a Vote of Security Holders............................    21

                                       PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters..........    22
Item 6.      Selected Financial Data........................................................    23
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.....................................................................    25
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.....................    48
Item 8.      Financial Statements and Supplementary Data....................................    48
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.....................................................................    48

                                       PART III

Item 10.     Directors and Executive Officers of the Registrant.............................    48
Item 11.     Executive Compensation.........................................................    51
Item 12.     Security Ownership of Certain Beneficial Owners and Management.................    58
Item 13.     Certain Relationships and Related Transactions.................................    63

                                       PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................    67
..
Index to Consolidated Financial Statements..................................................   F-1

     This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar words as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify some of these forward-looking statements. All statements by ITC/\DeltaCom, Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations as a result of, among other factors, the factors discussed under "Business-Regulation" and "-Risk
Factors."

     Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources is reliable, we have not independently verified the accuracy of any of this information.

     Unless we indicate otherwise, references in this report to "we," "us," "our" and "ITC/\DeltaCom" mean ITC/\DeltaCom, Inc. and its subsidiaries and predecessors. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to one decimal place and dollar amounts less than $1 million to the nearest thousand.

                                     PART I

Item 1. Business.

Overview

     We provide voice and data telecommunications services to businesses in the southern United States and regional telecommunications transmission services over our network on a wholesale basis to other telecommunications companies. In connection with these businesses, we own, operate or manage an extensive fiber optic network in the southern United States.

     We operate our business in three segments: retail services, broadband transport services and e/\deltacom. Through our retail services operations, we provide local telephone services, long distance telephone services, data services, Internet services, customer premise equipment sale, installation and maintenance services and related telecommunications services to customers served by 35 branch offices in the southern United States. Through our broadband transport services operations, we sell regional telecommunications transmission capacity on a wholesale basis using our fiber optic network. Through our e/\deltacom operations, which we commenced in March 2000, we provide customers with colocation services, managed services and professional services primarily through e/\deltacom's data center in Suwanee, Georgia.

     In September 2001, we announced changes to our business plan as a result of which:

     . we have increased our focus on sales of our retail service offerings, while planning to maintain our broadband transport services business at current levels;

     . we reduced planned capital expenditures by approximately $150 million from $440 million through the end of 2003; and

     . we reduced our workforce by approximately 20%, thereby reducing annualized operating expenses by an estimated $22 million.

     During 2001, our operational achievements included the following:

     . we increased revenues from our local telephone services by 53% and from our enhanced data services by 52%;

     . we increased retail services access lines installed by 46% and wholesale services access lines installed by 6.5%;

     . we increased our total network mileage to approximately 9,980 route miles;

     . we pursued an enhanced data strategy with an introduction of a suite of managed services, including Internet protocol, virtual private network, firewall security, internal data services and a suite of managed service offerings from e/\deltacom;

     . we implemented new service level agreements under which e/\deltacom undertakes to provide 100% Internet access and power availability; and

     . we inaugurated a suite of e-billing solutions for retail services customers.

     We are incorporated in Delaware. Our principal executive offices are located at 1791 O.G. Skinner Drive, West Point, Georgia 31833, and our telephone number at that address is (706) 385-8000.

Services and Facilities

     Services. We currently provide three basic services:

     . integrated voice and data telecommunications services on a retail basis, which we refer to as our "retail services ";

     . regional telecommunications transmission services to other telecommunications companies on a wholesale basis using our fiber optic network and directory assistance services, which we refer to as our "broadband transport services"; and

     . colocation services, managed services and professional services through our e/\deltacom division.

     Retail Services. Our retail services involve the provision of voice and data telecommunications services to end users and resellers. These retail services include:

     .    local telephone services;

     .    long distance telephone services;

     .    toll-free calling, calling card and operator services;

     . asynchronous transfer mode, frame relay and high-capacity broadband private line services;

     . primary rate interface connectivity and colocation services to Internet service providers;

     .    enhanced services, including conference calling and fax broadcasting;

     . consulting, integration, operation and proactive management of data networks;

     . in-depth network performance analysis and implementation and design services for data network deployment;

     .    Internet and Web page hosting services; and

     .    customer premise equipment sales, installation and maintenance.

     We intend to provide additional types of retail services to expand our comprehensive bundle of value-added telecommunications services. Our customer-focused software and network architecture permits us to present our customers with one fully integrated monthly billing statement for the entire package of retail services they purchase from us.

     Local Telephone Services. We currently provide local telephone services by using our network and facilities and by reselling the services of the former monopoly local telephone companies, which we refer to as the "incumbent carriers." Since our initial offering of local service in 1997, we have steadily increased the percentage of services we provide over our network and facilities compared to the services we provide by reselling the services of the incumbent carriers. We offer local telephone services in all 35 markets in which we have a branch office.

     In connection with offering local telephone services, we have entered into interconnection agreements with BellSouth Telecommunications, Inc., SBC Communications Inc., Sprint Communications Company, L.P. and Verizon Communications Inc. to resell the local telephone services of these incumbent carriers and interconnect our network with the networks of these incumbent carriers for the purpose of gaining immediate access to their unbundled network elements. These interconnection agreements currently allow us to provide local service on a resale basis or by purchasing the unbundled network elements required to provide local service over our network and facilities. These agreements allow us to enter new markets with reduced capital expenditures and to offer local service to our customer base. The applicable state regulatory authorities have either approved the terms of our interconnection agreements or we expect that such approvals are imminent. Our interconnection agreements will remain subject to review and modification by the applicable state regulatory authorities. We believe, but cannot assure you, that these interconnection agreements provide a foundation for us to provide local service on a reasonable commercial basis. Factors that may adversely affect our ability to provide local service on a reasonable commercial basis include unsettled legal and regulatory issues, legal and regulatory developments and existing operational issues with the incumbent carriers that are not resolved by the interconnection agreements.

     BellSouth is the incumbent carrier in a majority of the markets in which we offer local services. Our interconnection agreement with BellSouth, which we entered into in March 1997 and that governed our ability to gain access to BellSouth's unbundled network elements in all states where BellSouth is the incumbent carrier, expired on July 1, 1999. We have entered into new interconnection agreements with BellSouth in all nine BellSouth states. The public utility commissions of Alabama, Florida, Georgia, North Carolina and Tennessee have approved the new interconnection agreements applicable to those states. Although the approval of the interconnection agreements applicable to Kentucky, Louisiana, Mississippi and South Carolina remain pending before the state public utility commissions of those states, we do not expect that approval will be withheld.

     Our strategy is to offer facilities-based local service in a majority of our markets by colocating our equipment with that of the incumbent carriers with which we have interconnection agreements. We began colocating our equipment in some of BellSouth's central office locations during the first quarter of 1998. As of December 31, 2001, we had completed physical colocation of 177 access nodes and were offering our "Unity" service in all of the 35 markets in which we have a branch office. The Unity service, which we market primarily to mid-sized and major regional businesses, connects our customer's location to one of our switches using a direct T-1 digital connection and provides the customer with local and long distance calling capacity on any of the T-1's 24 available channels.

     In June 2000, we signed an agreement with BellSouth to offer a UNE-P, or unbundled network element-platform, service in all of the BellSouth markets. To provide the UNE-P service, we purchase all of the required facilities of BellSouth at reduced prices. This allows us to convert existing resale customers to facilities-based customers and to earn higher gross margins on the sale of our services. Because of BellSouth operational delays, we did not begin to offer this service to our customers until the fourth quarter of 2000. Through December 2001, we had installed over 36,500 UNE-P lines and expect to continue to convert resale customers to this service during 2002. We expect that this conversion will have a favorable impact on our gross margins.

     Long Distance Telephone Services. We offer a wide range of retail long distance telephone services, including traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services.

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

     In 2001, we inaugurated three new services intended to enhance our current data offerings to mid-sized businesses and to take advantage of our existing network infrastructure. These products include virtual private networking services based on the Internet protocol, Internet security services, including managed firewall services and our Intrusion Detection Service, and network managed services. Our virtual private network offering provides our customers with a dedicated line or secure dial-up access between multiple sites allowing the same level of security, performance and availability as a private network. The managed firewall service and our Intrusion Detection Service provide our customers security for Internet connections and reduce our customer's capital expenditures and personnel costs necessary to achieve this level of security. Our network management services allow our customers to outsource all of their frame relay network management to us. We intend to provide those customers with complementary services that will range from reactive monitoring to proactive vendor management.

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

     Customer Premise Equipment. We sell, install and perform on-site maintenance of equipment, such as telephones, office switchboard systems and, to a lesser extent, private branch exchanges, for customers in the following markets:

     . Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;

     .    Albany, Atlanta, Augusta, Columbus and Macon, Georgia;

     .    Pensacola, Florida;

     .    Baton Rouge and New Orleans, Louisiana;

     .    Biloxi, Greenwood, Gulfport, Hattiesburg, Jackson and Tupelo,
          Mississippi;

     .    Charlotte, North Carolina;

     .    Charleston, Columbia and Greenville, South Carolina; and

     .    Nashville, Tennessee.

     We intend to offer these customer premise equipment sales, installation and maintenance services in additional markets in the future, with the goals of augmenting and supporting our sale of local and long distance services and enhancing customer retention.

     Broadband Transport Services. Our broadband transport services customers include telecommunications carriers and non-facilities based carriers that have switches but do not own transmission facilities, such as fiber optic cables. These customers use our broadband transport services to transport their customers' traffic between local access and transport areas, which are geographic areas composed of contiguous local exchanges. Calls transmitted over a long-haul circuit for a customer are generally routed by the customer through a switch to a receiving terminal in our network. We transmit the signals over a long-haul circuit to the terminal where the signals are to exit our network. Our customer then routes the signals through another switch and to the call recipient through a local carrier. We offer our broadband transport services in varying degrees of speed and size. Some of our services are used by our customers for very high capacity inter-city connectivity and specialized high-speed data networking. We connect our network to our customer's facilities either by local carrier or by a direct connection. We typically bill our broadband transport services customers a fixed monthly rate depending on the capacity and length of the circuit, regardless of the amount that the circuit is actually used by the customer. We also offer directory assistance services through our broadband transport services business.

     e/\deltacom. We established e/\deltacom in 2000. Our e/\deltacom business provides colocation services, managed services and professional services, primarily through its data center near Atlanta, Georgia.

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

     During 2001, our e/\deltacom segment continued to experience an increase in negative EBITDA, as adjusted, in operating losses and in negative cash flows from operations. EBITDA, as adjusted, represents earnings before extraordinary item, preacquisition loss, net interest, other income and other expenses, income taxes and depreciation and amortization. Based on current market conditions, we do not expect that this segment will generate positive EBITDA, as adjusted, or positive cash flows from operations in the near term. As a result of our need for improved liquidity and our strategic focus on our retail services, we continue to evaluate alternatives for this segment, including the elimination of additional operating expenses.

     Facilities. As of December 31, 2001, we owned or managed approximately 9,980 route miles of a fiber optic network which covered portions of ten states in the southern United States. As of the same date, our network extended to approximately 175 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where our only competitor is the incumbent carrier.

     As of December 31, 2001, we owned approximately 6,180 route miles of our fiber optic network, which we have built or acquired since 1992, either directly or through indefeasible rights of use arrangements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,800 route miles of network owned and operated by these three utilities. In addition, we are able to purchase network capacity to some cities not covered by our owned and managed network in North Carolina and South Carolina under a buy-sell agreement with CFN FiberNet, LLC, which manages fiber optic facilities in those two states and in one additional state. This agreement enables the parties to buy and sell capacity on each other's networks at pre-established prices, which are generally more favorable than the prices for such capacity available in the open market. Under this agreement, neither party is responsible for network maintenance charges relating to the other party's network.

     As a result of the changes to our business plan that we announced in September 2001, we do not expect to spend a significant amount on capital expenditures for our broadband transport business. We expect little, if any, expansion of our network route mileage during 2002 and anticipate that any capital expenditures associated with our network will be applied to maintain the existing capabilities of the network.

     We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, over a portion of our network. At December 31, 2001, over 70% of our network traffic was also protected by geographical diverse routing, a network design also called a "self healing ring," which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable, assuming capacity is available.

     We purchase much of our network equipment, including switches, optical transport products and access nodes, from Nortel Networks Inc. Under the purchase agreement we entered into in November 2000, we have committed to purchase up to $250 million of products and services from Nortel Networks from November 1999 through December 2002. As of December 31, 2001, we had purchased $113.1 million of such products and services. For additional information about our agreement with Nortel Networks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     A key component of our network is our switches, which are the primary electronic components that connect customers to our network and transmit voice and data communications over our network. Our primary switching facilities for voice and data communications consist of Nortel DMS-500 switches in the following locations:

     .    Anniston, Birmingham and Montgomery, Alabama;

     .    Jacksonville, Ocala and West Palm Beach, Florida;

     .    Atlanta, Georgia;

     .    Gulfport, Mississippi;

     .    Greensboro, North Carolina;

     .    Columbia, South Carolina;

     .    Nashville, Tennessee; and

     .    Houston, Texas.

The Nortel DMS-500 switches are capable of handling both local and long distance voice and data traffic.

     We expect to continue to evaluate our network and assess the need for additional switching capacity. We also have colocated 177 Nortel access nodes in various markets in the southern United States. These access nodes enable us to perform remote local and long distance switching in additional markets where we do not have switches by using our Nortel DMS-500 switches as hosts to the access nodes we locate in remote markets. The Nortel access nodes are connected to our Nortel DMS-500 switching platform using our fiber optic network wherever possible. This networking design, together with our interconnection agreements with incumbent carriers such as BellSouth, has enabled us to be a facilities-based provider of local and long distance telephone services in all of our markets.

     We are a member of the Associated Communications Companies of America, an eight-member trade association that negotiates with carriers for wholesale telecommunications services for its members. The collective buying power of its members enables the association to negotiate as if it were one of the larger long distance providers in the United States.

     In November 2000, we opened and commenced operations in an initial portion of e/\deltacom's data center in Suwanee, Georgia. We completed the remainder of the facility in 2001. The data center, which serves as e/\deltacom's headquarters, is a centralized facility that provides advanced Web server hosting, server colocation and other services. Our e/\deltacom management team manages the implementation and integration of e/\deltacom's services from this facility. The data center floor space contains open racks, enclosed cabinets, caged areas and suites or fully enclosed vaults. The center is connected through multiple and diverse connections to our fiber optic network. Site access is controlled by security officers, video surveillance and enhanced security procedures, and the center is protected by advanced fire protection devices. Temperature, humidity and dust are carefully maintained to promote uninterrupted server operation. The data center also has redundant power supply systems to provide a constant source of power in the event of a component failure.

Sales and Marketing

     Retail Services. We focus our retail sales efforts on small, mid-sized and major regional businesses in the southern United States. We market our retail services through a sales force composed of direct sales personnel, technical consultants and technicians. We believe that high-quality employee training is a prerequisite for superior customer service and, as a result, require each member of our retail sales force to complete our intensive training program. Our marketing strategy is built upon the belief that customers prefer to hold one company accountable for all of their telecommunications services. Each branch office provides technical assistance for its voice, data, Internet and customer premise equipment as required. Our customers are assured that they will have a single point of contact, 24 hours a day, seven days a week, to support all of the services they receive from us.

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

     Our retail services contracts generally provide for payment in arrears based on minutes of use for long distance services and in advance for local telephone and data services. The agreements also generally provide that the customer may terminate the affected service without a charge for early termination in the event of substantial and prolonged outages arising from causes within our control and for other specified causes. Generally, the agreements provide that the customer must utilize at least a minimum amount, measured by dollars or minutes of use, of switched long distance services per month for the term of the agreement.

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

     Broadband Transport Services. We provide long distance voice and data transmission services through long distance circuit contracts with other long distance carriers, including WorldCom, Inc., Sprint, Qwest Communications International Inc. and Cable & Wireless plc. As of December 31, 2001, we had remaining future long-term contract commitments for broadband transport services totaling approximately $69.2 million. These contracts expire on various dates through 2008 and are expected to generate approximately $66.7 million in revenues for us through 2006. We also provide our long-haul transmission services to customers after contract expiration on a month-to-month basis. Our long-haul contracts provide for fixed monthly payments, which are generally made in advance. Although sales volumes from particular customers vary from year to year, we have historically experienced success in retaining customers and renewing long-haul circuit contracts.

     e/\deltacom. e/\deltacom provides colocation services, managed services and professional services from our data center in Suwanee, Georgia to business customers primarily located in the Atlanta, Georgia area. e/\deltacom's sales personnel make direct calls to prospective and existing business customers, work closely with our engineering staff to design specific solutions for each customer and seek to market e/\deltacom's services along with our bundle of retail service offerings.

     e/\deltacom markets its brand and services through advertising and public relations campaigns, event sponsorships, trade journals and trade forums.

Competition

     The telecommunications industry is highly competitive. We compete primarily on the basis of price, availability, transmission quality, reliability, customer service and variety of product offerings. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the retail services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, AT&T Corp., Sprint and WorldCom for long distance telephone services and BellSouth for local telephone services. These companies, among others, have substantially greater financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than ITC/\DeltaCom. These companies also operate more extensive transmission networks than we do. In addition, companies such as Broadwing Inc. and Qwest have constructed or are constructing nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network. We also increasingly face competition in the long distance market from local carriers, resellers, cable companies and satellite carriers, and may compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because, at this time, they generally do not pay carrier access charges or universal service fees.

     Our principal competitor for local services is the incumbent carrier in the particular market, including BellSouth in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. Further, we are highly dependent on incumbent carriers for local network facilities and wholesale services required in order for us to assemble our own local retail services. We also face competition from local carriers other than incumbent carriers, which we refer to as "competitive carriers," some of which already have established local operations in some of our current and target markets. In addition, incumbent carriers are expected to compete in each other's markets in some cases. Wireless telecommunications providers may develop into effective substitutes for wireline local telephone service, which would further increase competition.

     Local and long distance marketing is converging, as other carriers offer integrated retail services. For example, many competitive carriers also offer long distance service to their customers and large long distance carriers, such as AT&T, Sprint and WorldCom, have begun to offer local services in some markets. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

     Regional Bell operating companies, such as BellSouth, are allowed to provide outside their home regions "interLATA" long distance services, which are long distance services that originate and terminate in different local access and transport areas, as well as interLATA mobile services within their regions. Under the Telecommunications Act of 1996, the regional Bell operating companies are allowed to provide interLATA long distance services within their regions after meeting requirements intended to foster opportunities for local telephone competition. These companies already have extensive fiber optic cable, switching and other network facilities in their respective regions that they can use to provide long distance services. BellSouth and other regional Bell operating companies are taking significant steps toward obtaining approval to provide in-region long distance service. As of March 20, 2002, the FCC had approved applications of Verizon Communications to provide in-region long distance service in Connecticut, Massachusetts, New York, Pennsylvania and Rhode Island, and of SBC Communications to provide in-region long distance service in Arkansas, Texas, Kansas, Missouri and Oklahoma. Verizon Communications has an additional application pending in Vermont, and BellSouth has filed for approval to enter the long distance market in Georgia and Louisiana. If the FCC permits BellSouth to provide long distance service in those or other states before meeting our local interconnection needs, BellSouth would be able to duplicate our integrated local and long distance services and could have a significant competitive advantage in marketing those services to its existing local customers.

     A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry also could increase the level of competition faced by our broadband transport customers or us. SBC Communications acquired Ameritech Corporation in October 1999, GTE Corporation and Bell Atlantic Corporation merged to form Verizon Communications in June 2000, Qwest acquired US WEST, Inc. in June 2000, Time Warner, Inc. merged with America Online, Inc. to form AOL Time Warner Inc. in January 2001, and AT&T entered into an agreement to merge its AT&T Broadband unit with Comcast Corporation in December 2001. In addition, SBC Communications and Williams Communications, a long distance services provider, entered into a strategic alliance in 2000 pursuant to which the two companies have agreed to supply services to each other. The telecommunications market is very dynamic, and we believe additional competitive changes are likely in the future.

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

     Federal Regulation. We are categorized as a non-dominant carrier by the FCC and, as a result, are subject to relatively limited regulation of our interstate and international services. Some general policies and rules of the FCC apply to us, and we are subject to some FCC reporting requirements, but the FCC does not review our billing rates. We possess the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required.

     The FCC required non-dominant long distance companies, including us, to detariff interstate long distance domestic and international services in 2001. In 2001 the FCC also permitted competitive local carriers, including us, to choose either to detariff the interstate access services that we sell to long distance companies that originate or terminate traffic from or to our local customers, or to maintain tariffs but comply with rate caps. Tariffs set forth the rates, terms and conditions for service and must be updated or amended when rates are adjusted or products are added or removed. Before detariffing, we filed tariffs with the FCC to govern our relationship with most of our long distance customers and with long distance companies that originated or terminated traffic from or to our local customers. The detariffing process required us, among other things, to post these tariffs on our Website instead of to file them at the FCC. Because detariffing precludes us from filing our tariffs at the FCC, we are no longer subject to the "filed rate doctrine," under which the tariff controls all contractual disputes between a carrier and its customers. The detariffing process effectively required us to enter into individual contracts with each of our customers and notify them of the change. This process increases our costs of doing business. Detariffing may expose us to legal liabilities and costs if we can no longer rely on the filed rate doctrine to settle contract disputes with our customers.

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

     Incumbent carriers also are subject to additional duties. These duties include obligations to:

     . interconnect their networks with networks or facilities of competitors;

     .    offer colocation of competitors' equipment at their premises;

     . make available elements of their networks, including network facilities, features and capabilities, on non-discriminatory, cost-based terms; and

     . offer wholesale versions of their retail services for resale at discounted rates.

     Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with and use of incumbent carrier networks and facilities. Failure to achieve such arrangements could have a material adverse impact on our ability to provide competitive local telephone services. Under the Telecommunications Act, incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the foregoing arrangements. In addition, in August 1996, the FCC released the "interconnection decision" implementing the interconnection portions of the Telecommunications Act. The FCC subsequently adopted further specific rules to implement these requirements. The interconnection decision has been the subject of significant legal dispute. In January 1999, the U.S. Supreme Court rejected most of the challenges to the interconnection decision and affirmed the authority of the FCC to establish rules governing interconnection. The Supreme Court required the FCC to revise its method for determining which network elements incumbent carriers must provide to competitive carriers. The FCC's actions in response to the decision of the Supreme Court resulted in changes to the number and type of network elements available to competitive carriers. Additional disputes regarding the interconnection decision and other related FCC actions are pending, and we believe additional disputes are likely. Currently, the FCC is considering changes to the rule on compensation for services provided by one carrier to another and on the provision of unbundled network elements by incumbent carriers. Any changes to these rules could have a significant impact on the industry and on us.

     We cannot assure you that FCC rules, together with rules adopted by state public utility commissions, will be implemented in a manner that will permit local telephone competition to develop to a substantial extent and without significant delays. For example, many new carriers, including ITC/\DeltaCom, have experienced problems with respect to the operations support systems used by new carriers to order and receive network elements and wholesale services from the incumbent carriers. These systems are necessary for new carriers like us to provide local service to customers on a timely and competitive basis. In September 1999, the FCC adopted revised rules defining the circumstances under which incumbent carriers must make network elements available to competitors. In a number of ways, these rules are more favorable to competitors than prior rules, but the FCC's pricing methodology for network elements included in these rules are being challenged in the Supreme Court. In other ways, these rules are less favorable to competitors than the prior rules. The revised rules restrict in some respects the availability of some network elements and limit in some respects the services that competitors can provide over those elements. Additionally, the FCC currently is considering whether incumbent carriers should have to make available to competitors network elements used to provide broadband services. The FCC also is considering removing certain network elements from the list of network elements incumbent carriers are required to make available to competitors. Legislation has been proposed in Congress and passed in the House of Representatives that would further restrict competitive carriers' access to incumbent local carriers' network elements. Any restriction on, or contraction of, the availability of network elements could have a material adverse effect on us.

     Among other interconnection agreements, we entered into an interconnection agreement with BellSouth in 1997 that enabled us to provide local service in all nine BellSouth states on either a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using facilities we own. The initial term of the interconnection agreement expired in 1999, but we have replaced the agreement in each of the nine BellSouth states. The public utility commissions of Alabama, Florida, Georgia, North Carolina and Tennessee have approved the new interconnection agreements applicable to those states. Although the approval of the interconnection agreements applicable to Kentucky, Louisiana, Mississippi and South Carolina remain pending before the public utility commissions of those states, we do not expect that approval will be withheld. The expired 1997 interconnection agreement did not resolve, and the new BellSouth interconnection agreements to which we are a party do not resolve, all operational issues, including those relating to the colocation of our equipment with that of BellSouth. We expect, but cannot assure you, that each new BellSouth interconnection agreement to which we are a party will provide a foundation for us to provide local service in the nine BellSouth states on a reasonable commercial basis.

     In July 2001, the FCC adopted revised rules affecting its equipment colocation requirements, which initially were adopted by the FCC in 1999 but then sent back to the FCC for reconsideration by a reviewing court. In a number of ways, the FCC's revised rules are favorable to competing carriers such as ITC/\DeltaCom. In other ways, however, these rules may prevent competing carriers from colocating their equipment in a manner that best suits their business needs. We expect that the interconnection agreements we enter into with BellSouth and with other carriers will be subject to the FCC's revised colocation rules, but we cannot assure you that these rules will not change or otherwise accrue to the advantage of incumbent carriers.

     The Telecommunications Act eliminated previous prohibitions on the provision of interLATA long distance services by the regional Bell operating companies and GTE Corporation, which is now part of Verizon Communications. The regional Bell operating companies are permitted to provide interLATA long distance service outside those states in which they provide local service, or "out-of-region long distance service," upon receipt of any necessary state and federal regulatory approvals that are otherwise applicable to the provision of intrastate and interstate long distance service. Under the Telecommunications Act, the regional Bell operating companies will be allowed to provide long distance service within the regions in which they also provide local service, or "in-region long distance service," on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements intended to open local telephone markets to competition.

     In the future, an important element of providing competitive local services may be the ability to offer customers high-speed broadband local connections. As noted above, the FCC currently is considering whether to expand or restrict the unbundled network elements that incumbent carriers must make available to competitors to enable them to provide broadband services to customers using incumbent carrier networks. The FCC also is considering what regulatory treatment, if any, should be accorded to digital subscriber line services provided by telecommunications companies and to cable modem services, which are used by cable companies to deploy high-speed Internet access services. The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which high-speed broadband local services are deployed by our competitors. Congress also is considering legislation that would deregulate some aspects of the incumbent local carriers' broadband services and would reduce the extent to which those carriers must provide access to their networks to competitive local carriers for the provision of broadband services. Several cable companies already are offering broadband Internet access over their network facilities, and incumbent carriers and competitive carriers also offer such service through digital subscriber line technology. If we are unable to meet the future demands of our customers for broadband local access on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

     The FCC regulates the interstate access rates charged by incumbent carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC is in the process of implementing access policy changes that over time are expected to reduce access rates and the cost of providing long distance service, especially to business customers. In 2001, the FCC continued its efforts to lower access charges. Further FCC action in this area is expected. The full impact of the FCC's decisions will not be known until its decisions are implemented over the next several years, at which time they could have an adverse impact on our business.

     In April 2001, the FCC issued a ruling changing the compensation mechanism for traffic exchanged between telecommunications carriers that is destined for Internet service providers. In doing so, the FCC prescribed a new rate structure for this traffic and prescribed gradually reduced caps for its compensation. ITC/\DeltaCom may, in the course of its business, exchange the traffic of Internet service providers with other carriers. The FCC's ruling in connection with such traffic affected a large number of carriers, including ITC/\DeltaCom, and further developments in this area could have a significant impact on the industry and on us.

     The FCC has granted incumbent carriers some flexibility in pricing their interstate special and switched access services. Under this pricing scheme, local carriers may establish pricing zones based on access traffic density and charge different prices for access provided in each zone. The FCC recently granted incumbent carriers additional pricing flexibility as local competition develops in their markets. We cannot assure you that this pricing flexibility will not place us at a competitive disadvantage, either as a purchaser of access for our long distance operations or as a vendor of access to other carriers or end-user customers.

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

     In addition, the FCC continues to consider related questions regarding the applicability of access charges and universal service fees to Internet service providers. Currently, Internet service providers are not subject to these expenses, and a federal court of appeals has upheld the FCC's decision not to impose such fees. However, the incumbent carriers and other parties argue that this exemption unfairly benefits Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications services. The FCC recently initiated a proceeding to examine this issue. We are not in a position to determine how these issues regarding access charges and universal service fees will be resolved or whether such resolution will be harmful to our competitive position or our results of operations.

     The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. We cannot assure you that the FCC or third parties will not raise issues with regard to our compliance with applicable laws and regulations.

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

     State Regulation. We are subject to various state laws and regulations. Most state public utility commissions require providers such as ITC/\DeltaCom to obtain authority from the commission before initiating service in that state. In most states, including Alabama, Georgia and Florida, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements. In addition, some states are ordering the detariffing of services, which may impede our reliance on the filed rate doctrine and increase our costs of doing business.

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

     We also will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. We believe that, as the degree of intrastate competition increases, the states will offer the incumbent carriers increasing pricing flexibility. This flexibility may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from non-competitive services, thereby allowing incumbent carriers to offer competitive services at prices lower than most or all of their competitors. In addition, BellSouth has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition even if the traditional BellSouth local business does not receive more pricing flexibility. Kentucky has placed limitations on such affiliates, while Tennessee has refused such affiliate applications of BellSouth. We cannot predict the extent to which these developments may affect our business.

     Local Government Authorizations and Related Rights-of-Way. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. We cannot assure you that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the incumbent carriers do not pay these franchise fees or they pay fees that are substantially less than those required to be paid by us, although the Telecommunications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that competitors do not pay the same level of fees as we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network could have a material adverse effect on us. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms. Further, unresolved issues exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

Employees

     As of December 31, 2001, we had more than 1,900 full-time employees, none of whom was represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Risk Factors

     Our business is subject to a number of risks, including the following:

In order to continue as a going concern, we will need to achieve a significant improvement in our liquidity position by August 2002.

     Our independent public accountants have stated in their report on our 2002 audited consolidated financial statements included elsewhere in this report that our recurring losses from operations and negative cash flows from operations and limited access to additional capital raise substantial doubt about our ability to continue as a going concern. We must achieve a significant improvement in our liquidity position by August 2002 to conduct our business and to continue to service our indebtedness. For information about our current liquidity position, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity."

We have significant indebtedness and may be unable to continue to service that indebtedness.

     We had indebtedness of $723.9 million as of December 31, 2001, and our earnings were insufficient to cover our fixed charges by $215.6 million for the year ended December 31, 2001. To continue to service our current indebtedness, we will need to raise significant additional funds to supplement our operating cash flows. Our ability to raise additional funds will be subject to prevailing economic conditions and to financial, business and other factors. If we do not obtain additional funds, we will not be able to continue to meet our current debt service obligations. For information about our current liquidity position, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity."

Unless our liquidity position improves significantly, we will not be able to make additional capital expenditures to support our growth.

     We have historically made significant capital expenditures to expand our network, operations and services according to our business plan. During 2001, we made capital expenditures of approximately $162 million. Because of our current need for additional funds, we expect to use little, if any, capital to expand our network, operations and services in 2002, but instead expect to apply any capital expenditures associated with our network to maintain the network's existing capabilities. To conserve cash while we seek to complete a potential restructuring to alleviate the significant constraints on our liquidity, we plan to further reduce our capital expenditures. Such a reduction could have a material negative effect on our expected revenue growth. As a result, we do not expect that any growth in revenues or operations we are able to achieve in 2002 will be as significant as the growth we have achieved in previous years.

Agreements governing our current indebtedness contain restrictive covenants that place limits on our business activities.

     We are subject to restrictions under the indentures pursuant to which we issued our publicly traded senior notes, under our $160 million senior secured credit facility and under our $40 million capital lease facility. These restrictions affect and, in some cases, significantly limit or prohibit, among other things, our ability to incur additional indebtedness, create liens, make investments, issue stock and sell assets. Our senior note indentures restrict our ability to incur indebtedness, other than indebtedness to finance the acquisition of equipment, inventory or network assets and other specified indebtednes. Our senior secured credit facility and our $40 million capital lease facility also contain restrictions on our ability to incur indebtedness. In order to incur additional indebtedness under the foregoing agreements, we must meet minimum specified leverage and interest coverage ratios based on our operating cash flow. As of February 28, 2002, we had not met, and we do not expect that we will be able to meet in the foreseeable future, the measurement criteria under these ratios that would allow us to incur additional indebtedness. These agreements may also limit our flexibility to plan for, or react to, changes in our business, place us at a competitive disadvantage relative to our competitors who have less debt, make us more vulnerable to a downturn in our business or the economy generally, and require us to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, rather than for working capital and capital expenditures.

We are dependent upon rights-of-way and other third-party agreements to maintain our fiber optic network.

     To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various private parties, including actual and potential competitors, local governments, private landowners and others. We cannot assure you that we will continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or that we will be able to renew or replace them after they expire. Third parties have challenged some of our licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Florida Power Company, Gulf Power Company and Georgia Power Company. If these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be forced to abandon a significant portion of our network and possibly pay monetary damages. For information on legal proceedings related to some of our rights-of-way, see "Legal Proceedings."

Our business is subject to significant competitive pressures.

     Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. For example, the prices we charge for our retail local, long distance and data services and for our broadband transport services have declined significantly in recent years. Some or all of these prices may continue to decline, which will adversely affect our gross margins as a percentage of revenues. If the FCC authorizes BellSouth to provide in-region long distance services in one or more of our markets, we may be required to reduce our prices for the local, long distance or data services we provide in the affected markets.

     In addition, many of our existing and potential competitors, such as BellSouth, AT&T and WorldCom, have financial, technical and other resources and customer bases and name recognition far greater than our own. We expect to continue to face significant pricing and product competition from BellSouth and the other large, established telephone companies which currently are the dominant providers of telecommunications services in our markets. We also will face significant competitive product and pricing pressures from other companies like us that attempt to compete in the local services market. As a result of these factors, we cannot assure you that we will be able to achieve operating profitability, adequate market share or continued significant revenue growth in any of our markets.

The local and long distance industries are subject to significant government regulation, and the regulations may change.

     We are required to obtain authorizations from the FCC and state public utility commissions to offer some of our telecommunications services. We are also required to file tariffs for many of our services and to comply with local license, franchise or permit requirements relating to installation and operation of our network. Any of the following events related to the manner in which our business is regulated could have a material adverse effect on our business, results of operations and financial condition:

     .    our failure to maintain proper federal and state tariffs;

     .    our failure to maintain proper state certifications;

     . our failure to comply with federal, state or local laws and regulations;

     . our failure to obtain and maintain required licenses, franchises and permits;

     . the imposition of burdensome license, franchise or permit requirements to operate in public rights-of-way; and

     . the occurrence of burdensome or adverse regulatory requirements or developments.

     Although the local telephone services market was opened to competition through the passage of the Telecommunications Act in 1996, the FCC and the states are still implementing many of the rules and policies necessary for local telephone competition and addressing other related consumer issues. As a result, we believe that we may see increased state regulation of competitive carriers.

We depend on access service from incumbent carriers to provide long distance services, and we could be adversely affected if we do not benefit from reduced access charges at least as much as our competitors.

     We continue to depend on other telecommunications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. We could be adversely affected if we do not experience access cost reductions proportionally equivalent to those of our competitors. Historically, charges for access service have made up a significant percentage of the overall cost of providing long distance service. In 1998, the FCC implemented changes to its interstate access rules that, among other things, have reduced per-minute access charges and substituted new per-line flat rate monthly charges. The FCC also approved reductions in overall access rates, and established new rules to recover subsidies to support universal service and other public policies. Additional access charge adjustments were implemented in July 2000, and others are expected in the future. The impact of these changes on our competitors or us is not yet clear. New Internet-based competitors generally are exempt from these charges, which could give them a significant cost advantage in this area.

If we are unable to interconnect with BellSouth and other incumbent carriers on acceptable terms, our ability to offer local telephone services will be adversely affected.

     Our March 1997 interconnection agreement with BellSouth, which expired on July 1, 1999, was our most significant interconnection agreement and enabled us to provide local telephone services in all nine states in which BellSouth operates. Although we eventually reached new terms with BellSouth for all nine BellSouth states, it took a significant amount of resources and time to reach those terms, and the new terms applicable to four of the nine states remain subject to approval by the public utility commissions in those states. We cannot assure you that these agreements will be approved or that, in the future, we will be able to enter into new interconnection agreements with BellSouth or other carriers on favorable terms, in a timely manner, or at all. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be materially adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would have a material adverse effect on our ability to provide local telephone services.

     Under the Telecommunications Act, BellSouth and the other regional Bell operating companies are not permitted to provide in-region long distance service to customers in their primary markets until there is adequate competition in the local services industry. This provides some incentive to these carriers to provide access to their facilities to competitive new entrants such as ITC/\DeltaCom. We cannot assure you, however, that once BellSouth or other regional Bell operating companies are permitted to offer in-region long distance service, they will continue to be willing to enter into interconnection agreements with us that will enable us to provide local services on competitive and profitable terms.

Our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our business, results of operations and financial condition.

     We have effectively extended our network with minimal capital expenditures by entering into marketing and management agreements with three public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Under these agreements, we generally earn a commission based upon a percentage of the gross revenues generated by the sale of capacity on the utility's networks. One of these agreements, under which we continue to operate, expired in January 2002 and the other two agreements will expire in March 2003 and October 2004, respectively. We expect to replace the expired agreement with a new agreement, the term of which we expect will commence effective as of February 2002 and expire in February 2004, although we cannot assure you that the terms of the new agreement will be on the same or substantially similar terms as the expired agreement. We also purchase network capacity from CFN FiberNet, a manager of fiber optic facilities, in North Carolina and South Carolina under a buy-sell agreement expiring in February 2004. Cancellation or non-renewal of any of the foregoing agreements, or any future failure by us to acquire and maintain similar network agreements in these or other markets as necessary, could materially adversely affect our business, results of operations and financial condition. In addition, two of our three agreements with the public utility companies are nonexclusive, and any reduction in the amount of capacity that is made available to us could adversely affect us.

     Our business also could be materially adversely affected by a cable cut or equipment failure along our fiber optic network. A significant portion of our fiber optic network is not protected by electronic redundancy or geographical diverse routing. Our lack of these protections would not enable us to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure or to an entirely different fiber optic route, assuming capacity is available, in the event of a total cable cut.

We depend on a few large customers for a significant percentage of our revenues and cannot assure you that we will be able to retain those customers.

     The table below sets forth, for 2001 and 2000, the approximate percentages of our total revenues generated by our five largest retail services customers and our two largest broadband transport services customers:

                                              Year Ended          Year Ended
                                           December 31, 2001   December 31, 2000
                                           -----------------   -----------------
Five largest retail services customers..          6.3%               7.5%
Two largest broadband transport
  services customers....................         10.2%              11.5%

     We cannot assure you that we will be able to retain our customers or that we will not be required to lower our prices in an effort to maintain customers. For both retail services and broadband transport services, our customers, including some large customers, generally have concurrent arrangements with more than one service provider. This enables our customers to reduce their use of our services and switch to other providers without incurring significant expense. Our agreements with our retail customers generally provide that the customer may terminate service without incurring a discontinuation charge for termination of the agreement before its expiration in the event of specified types of outages in service and for other defined causes. As of December 31, 2001, our broadband transport services business had remaining future long-term contract commitments totaling approximately $69.2 million. Some of those contractual commitments provide that, if the customer is offered lower pricing with respect to any circuit by another carrier, the customer's commitment to us will be reduced to the extent we do not match the price for that circuit and the customer purchases that circuit from the other carrier.

We depend on sophisticated billing, customer service and information systems.

     We depend on sophisticated information and processing systems to grow, monitor costs, bill customers, provision customer orders and achieve operating efficiencies. As we increase our provision of dial tone and other services, our need for enhanced billing and information systems will also increase. Our inability to identify adequately all of our information and processing needs, to process the information adequately or accurately or to upgrade our systems as necessary could have a material adverse effect on our results of operations and financial condition.

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

     Our business is currently managed by a small number of key management and operating personnel, including our executive officers. We do not maintain "key man" insurance on these employees. In addition, we have relied on awards of stock options as a significant component of the compensation we offer to our current and potential key employees. Because of the downward trend in the market price of our common stock since 2000, our stock option program may not provide an adequate incentive to current or potential key employees to become or remain employed by us. The loss of the services of our key personnel, or our inability to attract, recruit and retain sufficient or additional qualified personnel, could have a material adverse effect on our business, results of operations and financial condition.

Our operating results could vary significantly from period to period.

     Our revenues and operating results could vary significantly from period to period for many reasons, including:

     . significant expenses associated with the operation, maintenance or future expansion of our network or services;

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

Item 2. Properties.

     We own our corporate headquarters in West Point, Georgia and the e/\deltacom data center in Suwanee, Georgia.

     We own switch sites in Anniston, Birmingham and Montgomery, Alabama and Nashville, Tennessee and lease space for a network operations center in Arab, Alabama. We also lease space for our switch sites in the following locations:

     .    Jacksonville, Ocala and West Palm Beach, Florida;

     .    Atlanta, Georgia;

     .    Gulfport, Mississippi;

     .    Greensboro, North Carolina;

     .    Columbia, South Carolina; and

     .    Houston, Texas.

The leases for these switch sites expire on various dates from 2002 to 2014.

     We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized switching control center for our network and as an operator services center. In addition, we lease space to operate a customer network operations center in Atlanta, Georgia. The lease for this space is renewable on an annual basis.

     We operate branch offices in the following locations:

     . Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;

     . Daytona, Ft. Lauderdale, Jacksonville, Ocala, Orlando, Pensacola, Tallahassee and Tampa, Florida;

     .    Albany, Atlanta (two offices), Augusta, Columbus and Macon, Georgia;

     .    Baton Rouge and New Orleans, Louisiana;

     .    Biloxi, Hattiesburg and Jackson, Mississippi;

     .    Charlotte, Greensboro and Raleigh, North Carolina;

     .    Charleston, Columbia and Greenville, South Carolina; and

     .    Chattanooga, Knoxville and Nashville, Tennessee.

The leases for these branch offices expire on various dates from 2002 through 2006. We also lease office space for various administrative functions, including accounting, legal, sales and human resources, in Huntsville, Alabama, and own an administrative office in Arab, Alabama.

     As part of our fiber optic network and switched service system, we own or lease rights-of-way, land, office space and towers throughout the southern United States.

     See "Business-Services and Facilities-Facilities" for additional information about our facilities.

Item 3. Legal Proceedings.

     General. We are a party to legal proceedings in the ordinary course of our business, including disputes with contractors or vendors, which we believe are not material to our business. We also are a party to regulatory proceedings affecting the segments of the communications industry in which we operate.

     Proceedings Affecting Rights-of-Way. Third parties have challenged some of our licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company and others.

     A portion of our network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power and several landowners who have granted Mississippi Power rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power. We became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi has directed us not to use that portion of our fiber optic network located on Mississippi Power's rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. We have rerouted all of the circuits on the affected portion of our network so that we may continue to provide services to our customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit our use, we believe our potential liability for damages may be limited to the value of a permanent easement for that use. We cannot assure you in this respect, however, since the landowners are seeking damages equal to the profits or gross revenues received by us from our use of Mississippi Power's rights-of-way in Jasper County and punitive damages for our use of the route.

     We initiated a civil suit in August 2001 in the U.S. District Court for the Southern District of Mississippi, Southern Division, in which we seek a declaratory judgment confirming our continued use of cables in Mississippi Power Company's rights-of-way on 37 parcels of land or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants have filed a counterclaim against Mississippi Power and us seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although we have resolved the issue of our use of the rights-of-way with some of the defendants, we cannot assure you that we will be successful in this proceeding. This civil suit has been consolidated with another pending civil suit in the U.S. District Court for the Southern District of Mississippi initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power arising from Mississippi Power's allowance of third parties to use its rights-of-way for telecommunications purposes.

     We use the rights-of-way of Gulf Power Company in Florida for a portion of our network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida, by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit us or other carriers to transmit telecommunications services over the rights-of-way. We were made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis that, among other things, there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court also is permitting the plaintiffs to amend their complaint to allege additional facts to support their contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way.

     We use rights-of-way of Georgia Power Company in Georgia for a portion of our network. In July 2001, a suit filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of landowners alleged that Georgia Power and the other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. We were made a party to the suit in January 2002.

     In August 2001, we filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which we have obtained use of rights-of-way for our fiber optic telecommunications network. We seek a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that we do not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold us harmless against all such claims. In December 2001, we filed for summary judgment, but the court has not ruled on this action. The defendants have filed a counterclaim requesting, among other items, that we reimburse them for the cost of perfecting the applicable rights-of-way.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to our security holders in the fourth quarter of 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     Our common stock is traded on the Nasdaq National Market under the symbol "ITCD." The following table sets forth for the last two years the high and low sales prices per share of the common stock as reported by the Nasdaq National
Market:

2000                                High              Low
----                              -------          -------
First Quarter........             $43.500          $24.750
Second Quarter.......              35.625           16.312
Third Quarter........              23.250            8.375
Fourth Quarter.......              12.500            4.375

2001                                High              Low
----                              -------           ------
First Quarter........             $11.438           $4.750
Second Quarter.......               6.700            2.910
Third Quarter........               4.500            1.060
Fourth Quarter.......               1.330            0.510

     On March 22, 2002, there were approximately 920 holders of record of our common stock.

     We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. It is the current policy of our board of directors to retain earnings, if any, to finance our business. The indentures under which we have issued our publicly traded senior notes, the agreement for our $160 million senior secured credit facility and the agreement for our $40 million capital lease facility contain restrictions on our ability to pay cash dividends. We must satisfy debt incurrence and other financial tests to pay cash dividends under these agreements.

Item 6. Selected Financial Data.

     The following table sets forth selected financial and operating data for ITC/\DeltaCom. The selected historical statement of operations data for each of the years ended December 31, 2001, 2000, 1999, 1998 and 1997 and the selected historical balance sheet data for the years then ended have been derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants.

                                                            2001          2000           1999           1998         1997(a)(b)
                                                        -----------    -----------    -----------    -----------    -----------
Income Statement Data:
Operating revenues ..................................   $   415,339    $   363,648    $   244,844    $   171,838    $   114,590
                                                        -----------    -----------    -----------    -----------    -----------
Expenses:
  Cost of services ..................................       186,121        155,000        118,721         82,979         54,550
  Inventory write-down ..............................         1,663              0              0              0              0
  Selling, operations and administration ............       188,712        151,050         96,854         64,901         38,255
  Depreciation and amortization .....................       118,938         86,519         53,810         30,887         18,332
  Special charges (c) ...............................        74,437              0              0              0              0
                                                        -----------    -----------    -----------    -----------    -----------
    Total expenses ..................................       569,871        392,569        269,385        178,767        111,137
                                                        -----------    -----------    -----------    -----------    -----------
Operating (loss) income .............................      (154,532)       (28,921)       (24,541)        (6,929)         3,453
Interest expense ....................................       (58,833)       (55,482)       (45,293)       (31,930)       (21,367)
Interest and other income (expense), net ............         1,434         14,337         14,949          6,499          4,251
                                                        -----------    -----------    -----------    -----------    -----------
Loss before income taxes, preacquisition loss and
extraordinary  item .................................      (211,931)       (70,066)       (54,885)       (32,360)       (13,663)
Income tax expense (benefit) ........................             0           (512)            94         (6,454)        (3,324)
Preacquisition loss .................................             0              0              0              0             74
Extraordinary item (net of tax) .....................             0         (1,321)             0         (8,436)          (508)
                                                        -----------    -----------    -----------    -----------    -----------
Net loss ............................................      (211,931)       (70,875)       (54,979)       (34,342)       (10,773)
Preferred stock dividends and accretion .............        (3,713)             0              0              0              0
                                                        -----------    -----------    -----------    -----------    -----------
    Net loss applicable to common stockholders ......   $  (215,644)   $   (70,875)   $   (54,979)   $   (34,342)   $   (10,773)
                                                        ===========    ===========    ===========    ===========    ===========
Basic and diluted net loss per common share:(d)
  Before extraordinary loss .........................   $     (3.46)   $     (1.14)   $     (0.98)   $     (0.51)   $     (0.26)
  Extraordinary loss ................................          0.00          (0.02)          0.00          (0.16)         (0.01)
                                                        -----------    -----------    -----------    -----------    -----------
    Net loss applicable to common stockholders ......   $     (3.46)   $     (1.16)   $     (0.98)   $     (0.67)   $     (0.27)
                                                        ===========    ===========    ===========    ===========    ===========
Basic and diluted weighted average common shares
  outstanding (d) ...................................    62,292,085     60,928,387     56,370,269     50,972,361     40,249,816

Balance Sheet Data:
Working (deficit) capital ...........................   $    (6,741)   $    85,094    $   244,913    $   190,118    $   116,446
Total assets ........................................       878,332      1,048,526        807,598        587,517        386,104
Long-term debt and capital lease
  obligations, including current portions ...........       723,874        713,869        516,907        417,934        203,889
Stockholders' (deficit) equity ......................       (21,930)       181,053        218,162        118,200        148,266

Other Financial Data:
Capital expenditures ................................       161,965        309,831        165,540        147,842         43,874
Cash flows (used in) provided by operating activities       (10,524)        45,931         (5,334)         9,512          6,302
Cash flows used in investing activities .............       154,798        305,208        149,995        118,166         93,854
Cash flows provided by financing activities .........        65,225        151,986        219,593        198,447        180,625
EBITDA, as adjusted(e) ..............................       (35,594)        57,598         29,269         23,958         21,785
Ratio of earnings to fixed charges(f) ...............            --             --             --             --             --

----------
(a) On March 27, 1997, ITC/\DeltaCom purchased fiber and fiber-related assets, including a significant customer contract for network services in Georgia, from SCANA Corporation. The results of operations for these assets are included in our consolidated statements of operations beginning March 27, 1997.

(b) On March 27, 1997, ITC/\DeltaCom purchased the remaining 64% partnership interest in Gulf States FiberNet that it did not already own from SCANA Corporation. Gulf States FiberNet's revenues and expenses have been included in the consolidated statement of operations data effective January 1, 1997, with the preacquisition loss attributable to the previous owner deducted to determine the consolidated net loss for the year ended December 31, 1997.

(c) In 2001, ITC/\DeltaCom recorded nonrecurring special charges consisting of a write-down of impaired property and equipment of $23.0 million and a write-down of goodwill and other intangible assets of $51.4 million. See
     Note 9 to our consolidated financial statements included elsewhere in this report.

(d) On September 4, 1998, ITC/\DeltaCom effected a two-for-one stock split of its common stock in the form of a stock dividend. All references to number of shares, except shares authorized, and to per share information in the foregoing table have been adjusted to reflect the stock split on a retroactive basis.

(e) EBITDA, as adjusted, represents earnings before extraordinary item, preacquisition loss, net interest, other income and other expenses, income taxes and depreciation and amortization. EBITDA, as adjusted, is provided because it is a measure commonly used in our industry. EBITDA, as adjusted, is not a measurement of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable to similarly titled measures for other companies.

(f) Earnings consist of income before income taxes, plus fixed charges. Fixed charges consist of interest charges and amortization of debt issuance costs and the portion of rent expense under operating leases representing interest, estimated to be one-third of such expense. Earnings were insufficient to cover fixed charges for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 by $215.6 million, $70.1 million, $54.9 million,
     $32.4 million and $13.7 million, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar words as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify some of these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations as a result of, among other factors, the factors discussed in this report under "Business-Regulation" and "-Risk Factors."

     We have included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in our industry. EBITDA, as adjusted, represents earnings before extraordinary item, preacquisition loss, net interest, other income and other expenses, income taxes and depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable to similarly titled measures for other companies.

Overview

     We provide voice and data telecommunications services on a retail basis to businesses in the southern United States. Through our broadband transport business, we also provide regional telecommunications transmission services to other telecommunications companies on a wholesale basis using our network. In connection with these businesses, we own, operate or manage an extensive fiber optic network in the southern United States. Through our e/\deltacom business, we provide customers with colocation services, managed services and professional services primarily through e/\deltacom's data center in Suwanee, Georgia.

     We provide our retail services individually or in a bundled package tailored to the business customer's specific needs. We derive our retail services revenues from the following four sources:

     . sales of integrated telecommunications services, including local exchange, long distance, enhanced data and Internet services, to end-user customers;

     . sales of local dial-up services to Internet service providers for use in their provision of services to their customers;

     . sales of nonrecurring equipment and professional services to end-user customers; and

     . sales of wholesale long distance services for resale by other telecommunications carriers.

     At December 31, 2001, we provided our retail services to approximately 15,400 customers, which were served by 35 branch offices, and had sold approximately 297,600 access lines, of which approximately 278,650 had been installed. The following table presents, for the periods indicated, selected operating data, in thousands, for our retail services segment.

                                                 Year Ended December 31,
                                            --------------------------------
                                              2001        2000        1999
                                            --------    --------    --------
Operating revenues ......................   $305,074    $269,947    $171,991
EBITDA, as adjusted .....................    (14,969)     29,354      (8,662)
Operating loss ..........................    (75,445)    (15,810)    (33,533)

                                                 Year Ended December 31,
                                             -------------------------------
                                              2001        2000        1999
                                             -------     -------     -------
Pro forma EBITDA, as adjusted ...........    $18,577     $13,254     $(8,662)

     Pro forma EBITDA, as adjusted, for our retail services excludes $1.5 million of revenues for 2001 and $16.1 million of revenues for 2000 related to prior-period interconnection agreement settlements. Pro forma EBITDA, as adjusted, for our retail services for 2001 also excludes a $1.7 million write-down of inventory, $4.0 million of restructuring expenses included in selling, operations and administration expenses and $29.4 million of special charges related to the write-down of impaired assets. See the discussion below for more information about these expenses and charges.

     Our broadband transport services include the provision to other telecommunications companies of regional telecommunications transmission services on a wholesale basis using our network, as well as the provision of directory assistance services. In 2001, we extended our fiber network by approximately 340 route miles to approximately 9,980 route miles. We own, through construction, indefeasible rights of use agreements or long-term capital leases, the network fiber and related electronic components for approximately 6,180 of our total network route miles and we manage and market under our own name the network fiber and related switching capacity for the remaining 3,800 route miles under long-term agreements with the owners of those networks. The following table presents, for the periods indicated, selected operating data, in thousands, for our broadband transport services segment.

                                                 Year Ended December 31,
                                             -------------------------------
                                              2001        2000        1999
                                             -------     -------     -------
Operating revenues .....................     $95,034     $83,336     $72,853
EBITDA, as adjusted ....................      49,797      40,963      37,931
Operating income .......................         706       3,033       9,074
Pro forma EBITDA, as adjusted ..........     $49,972     $40,963     $37,931

     Pro forma EBITDA, as adjusted, for our broadband transport services for 2001 excludes $120,000 of restructuring expenses included in selling, operations and administration expenses and $55,000 of special charges related to the write-down of impaired assets. See the discussion below for more information about these expenses and charges.

     Through our e/\deltacom business, we provide secure space for servers and other computer equipment, Internet connections, managed services and professional services integral to operating important business applications over the Internet. e/\deltacom began generating revenue in May 2000. The following table presents, for the periods indicated, selected operating data, in thousands, for our e/\deltacom services segment.

                                                  Year Ended December 31,
                                             -------------------------------
                                               2001        2000       1999
                                             --------    --------    -------
Operating revenues .....................     $ 15,231    $ 10,365       --
EBITDA, as adjusted ....................      (70,422)    (12,719)      --
Operating loss .........................      (79,711)    (16,062)      --
Pro forma EBITDA, as adjusted ..........     $(23,280)   $(12,719)      --

     Pro forma EBITDA, as adjusted, for our e/\deltacom segment for 2001 excludes $2.1 million of restructuring expenses included in selling, operations and administration expenses and $45.0 million of special charges related to the write-down of impaired assets. See the discussion below for more information about these expenses and charges.

     During 2001, our e/\deltacom segment continued to experience an increase in negative EBITDA, as adjusted, in operating losses and in negative cash flows from operations. Based on current market conditions, we do not expect that this segment will generate positive EBITDA, as adjusted, or positive cash flows from operations in the near term. As a result of our need for improved liquidity and our strategic focus on our retail services, we continue to evaluate alternatives for this segment, including the elimination of additional operating expenses.

     In September 2001, we announced changes to our business plan and other actions intended to reduce our operating expenses through a 20% reduction of our workforce by approximately 430 employees and to reduce our non-personnel operating expenses and our planned capital expenditures. As a result of this restructuring, in September and December 2001 we recorded $4.8 million and $251,000, respectively, in restructuring costs, which are included as components of selling, operations and administration expenses. The restructuring charges include our estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The restructuring charges also include estimates of office space lease commitments where we closed offices, net of any estimated sublease rentals, and other exit costs. In connection with the restructuring, we closed an administrative office in Arab, Alabama, retail services offices in Atlanta, Georgia and Greenwood and Tupelo, Mississippi, and an e/\deltacom office in Nashville, Tennessee. We terminated some employees in each department and did not specifically identify the termination of an entire function or department. We have estimated that, compared to our operating cost rates in the middle of the third quarter of 2001, our operating costs have been reduced by approximately $21 million on an annualized basis as a result of this restructuring.

     In September 2001, we also recorded impairment charges in accordance with Statement of Financial Accounting Standards No. 121 related to the net book value of property and equipment removed from service less expected salvage totaling $1.8 million, $21.2 million of impaired assets relating to the e/\deltacom data center, and intangible assets consisting of goodwill and customer lists related to the e/\deltacom and retail services segments totaling $51.4 million. The impairment of property and equipment, except for the property and equipment of e/\deltacom, relates to assets that we no longer plan to use as a result of our restructuring. Based on market conditions and operating results of e/\deltacom, we tested our e/\deltacom assets for impairment. We determined that an impairment existed and wrote the related assets down to estimated fair value. In the third quarter of 2001, we expensed goodwill of $23.9 million related to e/\deltacom and $21.2 million of e/\deltacom property and equipment. We determined fair value based on estimates of market values for comparable properties.

     Based on the expected operating results of our AvData Systems, Inc. network solutions business, which we acquired in 1999, and the expected operating results from customers acquired in our 1998 acquisition of IT Group Communications, we tested the related assets for impairment. We determined that an impairment existed and, in the third quarter of 2001, expensed $24.4 million of goodwill and $1.6 million of customer base assets related to the AvData Systems network solutions business and $1.6 million of customer base assets related to former IT Group Communications customers.

     In September 2001, we also recorded a total of $2.9 million of other special charges, including a $1.7 million write-down of our retail services inventory of telephone systems and related equipment as a result of a decline in demand for those systems. These charges are included as a component of cost of services. We also recorded additional bad debt expense of $1.2 million, which is included in selling, operations and administration expenses. Of this amount, $809,000 was associated with disputed access charge revenues billed to interexchange carriers by our retail services segment and $392,000 was associated with a discontinued service in our e/\deltacom business. We believe that we may be able to recover at least part of the disputed access charge revenues through our continued negotiations with the interexchange carriers.

     As part of our revised business plan and restructured operations, we expect to focus our operations primarily on offerings to our end-user, retail customers.

     During 2001, our operational achievements included the following:

     . we increased revenues from our local telephone services by 53% and from our enhanced data services by 52%;

     . we increased retail services access lines installed by 46% and wholesale services access lines installed by 6.5%;

     . we increased our total network mileage to approximately 9,980 route miles;

     . we reduced planned capital expenditures by approximately $150.0 million from $440.0 million through the end of 2003;

     . we pursued an enhanced data strategy with an introduction of a suite of managed services, including Internet protocol, virtual private network, firewall security, internal data services and a suite of managed service offerings from e/\deltacom;

     . we implemented new service level agreements under which e/\deltacom undertakes to provide 100% Internet access and power availability; and

     . we inaugurated a suite of e-billing solutions for our retail services customers.

Future New Segment Presentation

     Beginning in the first quarter of 2002, we will revise our segment reporting to align our financial presentation more closely with our basic retail and wholesale customer businesses and to reflect more accurately the trends in those customer bases. One segment will consist of our integrated retail telecommunications business and the second segment will consist of our broadband transport business. We will report revenues, gross margins, selling, operations and administration expenses, and EBITDA, as adjusted, for these two segments separately. Beginning in the first quarter of 2002, our e/\deltacom business will no longer be reported as a separate segment, but instead will be included in our integrated retail telecommunications business segment.

Critical Accounting Policies, Estimates, Risks and Uncertainties

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in Note 2 to our consolidated financial statements included elsewhere in this report, the following may involve a higher degree of judgment and complexity.

     Revenue Recognition. We generate recurring or multi-year operating revenues, as well as nonrecurring revenues. We recognize revenues in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," as amended by SAB Nos. 101A and 101B. SAB No. 101 requires that the following four basic criteria must be satisfied before revenues can be recognized:

     .    there is persuasive evidence that an arrangement exists;

     .    delivery has occurred or services rendered;

     .    the fee is fixed and determinable; and

     .    collectibility is reasonably assured.

     We base our determination of the third and fourth criteria above on our judgement regarding the fixed nature of the fee we have charged for the services rendered and products delivered, and the prospects that those fees will be collected. Should changes in conditions cause us to determine that these criteria likely will not be met for certain future transactions, revenue recognized for any reporting period could be materially adversely affected.

     We generate recurring revenues from our offering of local exchange services, long distance services, data and Internet services, which includes Internet access, Web hosting and colocation services, and the sale of transmission capacity to other telecommunications carriers. Revenues from these sources, which generally consist of recurring monthly charges for such services, are recognized as services are provided. Advance billings or cash payments received in advance of services performed are recorded as deferred revenue.

     We generate nonrecurring revenues from the sale of telephone systems, other equipment, software and professional services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues such as the sale of telephone systems may be part of multiple element arrangements. We estimate the fair value of the separate elements and recognize revenues for a delivered element only when the undelivered element is delivered.

     We recognize some revenues net as an agent versus gross as principal. We applied the guidance provided in EITF 99-19 to classify and record such amounts. During the year ended December 31, 2001, we recorded $16.3 million of revenues net as an agent. See Note 2 to our consolidated financial statements included elsewhere in this report for additional information regarding revenues we recognize net as an agent.

     Allowance for Doubtful Accounts. We use estimates to determine our allowance for bad debts. These estimates are based on our historical collection experience, current trends, credit policy and a percentage of our budgeted sales. In determining these percentages, we look at historical write-offs of our receivables, but our history is limited. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. The following table identifies the amounts we had reserved as of December 31, 2001, 2000 and 1999.

                                                    As of December 31,
                                           ------------------------------------
                                              2001         2000         1999
                                           ----------   ----------   ----------
Retail services ........................   $3,819,000   $2,209,000   $1,355,000
Broadband transport services ...........    1,632,000      166,000      169,000
e/\deltacom ............................      238,000      628,000           --
                                           ----------   ----------   ----------
   Total ...............................   $5,689,000   $3,003,000   $1,524,000
                                           ==========   ==========   ==========

     We have attempted to reserve for expected losses based on the foregoing factors and believe our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be materially affected as the composition of our receivables changes over time. We continually review and refine the estimation process to take account of these changes, but we cannot guarantee that we will be able to estimate accurately credit losses on our receivables.

     Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121 and, beginning January 1, 2002 SFAS No. 144. Factors we consider important and that could trigger an impairment review include the following:

     . significant underperformance of our assets relative to expected historical or projected future operating results;

     . significant changes in the manner in which we use our assets or in our overall business strategy;

     .    significant negative industry or economic trends;

     . a significant decline in our common stock price for a sustained period; and

     .    our market capitalization relative to net book value.

     When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the foregoing indicators of impairment, we measure any impairment based on an estimate of fair value. Estimates may be based on the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model, or estimates may be based on other methods. Net intangible assets, long-lived assets and goodwill amounted to $747.0 million as of December 31, 2001.

     During 2001, we wrote down some of our long-lived assets and goodwill because we determined impairment existed. We recognized a loss of $74.4 million in connection with the write-down. See Note 9 to our consolidated financial statements included elsewhere in this report for additional information regarding this write-down. We cannot provide assurance that other write-downs will not occur in 2002 or any year thereafter.

     During 2001, our e/\deltacom segment continued to experience an increase in negative EBITDA, as adjusted, in operating losses and in negative cash flows from operations. Based on current market conditions, we do not expect that this segment will generate positive EBITDA, as adjusted, or positive cash flows from operations in the near term. As a result, we may be required to record an additional impairment loss in 2002 related to this segment, and we cannot assure you that the assets associated with this segment will not be further written down in subsequent periods.

     On January 1, 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and, as a result, we will cease to amortize approximately $59.7 million of goodwill that is recorded as of December 31, 2001. We had recorded approximately $2.0 million of amortization on these amounts during 2001 and would have recorded approximately $2.0 million of amortization in 2002. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review by June 30, 2002. Until we complete the review, we will not be able to determine the amount of impairment loss, if any.

     We cannot provide assurance that, at each periodic review date, a material impairment charge will not be recorded.

     The foregoing list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge their application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto included elsewhere in this report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

Operating Revenues

     Retail services and broadband transport services currently account for the vast majority of our operating revenues.

     Retail Services. We derive our retail services revenues, which are generally recurring monthly charges, principally from the provision of local exchange services, long distance services and data and Internet services. Our retail services revenues also include nonrecurring revenues from the sale and installation of telephone systems and related equipment. Our retail services generated revenues of $305.1 million in 2001. At December 31, 2001, we offered local telephone services in all of the 35 markets in which we had a branch office.

     We derived in 2001, and expect we will derive in 2002, an increasing percentage of our revenue from local services, primarily local services provided under our interconnection agreements with other local telephone companies, and data and Internet services. We expect that gross margin as a percentage of revenues associated with our facilities-based local, data and Internet retail services will be slightly higher than the gross margin as a percentage of revenues associated with our long distance retail services.

     We expect that, as we continue to increase our provision of local services using our own network and facilities rather than reselling the service of other telephone companies, we will realize increased revenues when we originate and terminate calls by customers of other carriers with our local end-user customers.

     As we continue to use portions of the networks of other local telephone companies to provide services over our network and facilities instead of reselling services over the networks of the other local telephone companies, we expect our gross margin on local service to improve. We believe that this improvement will result from reduced access charges and from efficiencies realized through increased reliance on our network. Competitive market pressures to reduce prices for our retail services, however, could offset these expected margin improvements.

     Rates for long distance services continued to decline in 2001. This had a negative impact on our revenues, since we derive a significant portion of our revenues from long distance services. The effect of the decline in rates was partially offset by an increase in the minutes used by our customers. We expect that the trend of declining rates may begin to slow during 2002. Such a development could positively affect our long distance revenues and gross margin.

     During 2001, we began selling our retail services to smaller business customers, which require fewer telephone lines than our average base of retail customers. We expect that sales to these smaller business customers will provide us additional sources of revenue, although the sales may adversely affect our gross margins, since we provide this service primarily using the networks of other telephone companies. We have hired a dedicated sales force to sell this product.

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

     The settlement agreement provided for a cash payment of approximately $53 million, which BellSouth made in October 2000. This payment represented payment for reciprocal compensation amounts billed to BellSouth before the date of the settlement agreement and for estimated reciprocal compensation billings after the date of the settlement agreement through December 31, 2001. The portion of the payment related to 2001 is subject to reconciliation procedures. Under the initial reconciliation procedure that occurred in July 2001, we repaid $5.5 million to BellSouth, which represented the difference between the forecasted amount of reciprocal compensation upon which the prepayment was based and the actual amount of reciprocal compensation generated by BellSouth during the first six months of 2001 and a revised forecasted amount for the last six months of 2001. The repayment had no effect on our recorded revenues for 2001, since we recognize reciprocal compensation revenue as it is earned. We recorded the repayment as a reduction to deferred revenue. The portion of the prepayment related to 2001 reciprocal compensation is subject to additional reconciliation procedures covering the last six months of 2001. We do not expect that we will be required to pay additional amounts to BellSouth related to the remainder of 2001 under the reconciliation procedure.

     The settlement agreement also required BellSouth to prepay an additional amount to us in December 2001 related to expected reciprocal compensation traffic levels in 2002. In December 2001, we received a prepayment from BellSouth of $17.6 million under this provision. This amount will be subject to quarterly reconciliation procedures based upon the actual amount of reciprocal compensation traffic during 2002. These procedures may require us to repay a portion of the 2002 reciprocal compensation prepayment. Our consolidated balance sheets included elsewhere in this report include $17.6 million in unearned revenue related to the prepayment for 2002. In the settlement agreement, we have agreed to limit our reciprocal compensation to be received from BellSouth to $29.5 million in 2002.

     Effective May 2000, we entered into an agency agreement with an equipment and hardware provider to market and sell equipment and hardware to our customers. We recognize commission revenues resulting from this agreement equal to any gross margin we retain after payment to the supplier. These nonrecurring revenues are combined for financial reporting purposes with revenues from sales of customer premise equipment, other equipment and software. We derived revenues from this agreement of $3.2 million in 2001 and $5.6 million in 2000, but discontinued equipment sales under this agreement in December 2001. Although we expect that the termination of this agreement will have little, if any, effect on our absolute gross margins, we may experience a slight increase in our gross margins as a percentage of revenues since these commissions have little associated costs. See Note 2 to our consolidated financial statements included elsewhere in this report for additional information regarding this agency agreement.

     We expect that a significant portion of our revenue growth will come from our retail services business. Although we have experienced moderate success in obtaining market share in the markets where we provide local services, including in one market where we have achieved a market share of over 25% and in eight other markets where we have achieved a market share of over 7%, we generally do not expect that our retail services will command a significant share of the market for telecommunications services in the southern United States. The customer contracts for our retail services generally provide for payment in arrears based on minutes of use for switched services and payment in advance for local exchange, data and Internet services. The contracts generally provide that the customer may terminate the affected services without penalty in the event of specified outages in service and for other defined causes. The contracts also typically provide that the customer must use at least a minimum dollar amount of switched long distance services per month for the term of the contract. During the past several years, market prices for many telecommunications services have been declining. To maintain and develop our customer base in response to these and other competitive pressures, we have modified some of our retail contracts to extend lower rates over longer terms to selected customers. We may decide in the future to modify other retail customer contracts in a similar manner to emphasize lower pricing and longer commitment periods.

    Broadband Transport Services. We derive our broadband transport services revenues, which are generally recurring monthly charges, from the provision to other telecommunications companies of telecommunications transmission capacity on our network, as well as from the provision of directory assistance services. Our broadband transport services generated revenues of $95.0 million in 2001.

     We provide transmission capacity to other telecommunications companies on a "take or pay" long-term basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the "take or pay" or individual circuit contract has expired. As of December 31, 2001, we had remaining future long-term contract commitments totaling approximately $69.2 million. These contracts expire on various dates through 2008 and are expected to generate approximately $66.7 million in revenues for us through 2006.

     Broadband transport services also include commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force in servicing the utility-owned portions of the network that we use for the portions we own. Our commission revenues from these arrangements amounted to approximately $11.3 million for 2001, $10.2 million for 2000 and $8.4 million for 1999. See Note 2 to our consolidated financial statements included elsewhere in this report for additional information regarding these commissions.

     We have not recorded revenues in our consolidated statements of operations related to fiber swap or other asset swap agreements. In addition, we have not recorded revenue in our consolidated statements of operations related to sales of our fiber optic cables or related equipment.

     The rates we charge to other telecommunication companies for our broadband transport services continued to decline in 2001. The negative impact on our revenues of the decline in rates was partially offset by an increase in the services used by our customers. We expect that we will continue to experience a slight reduction in rates in 2002, but will be able partially to mitigate the effects of the reduction by increasing the amount of broadband services we sell.

Operating Expenses

     Our principal operating expenses consist of cost of services, selling, operations and administration expenses, and depreciation and amortization.

     Cost of Services. We currently provide our retail services by using our network and facilities and by reselling the services of other telephone companies. Cost of services related to our retail services consists primarily of the access charges and local facility charges we are required to pay to other telephone companies when we use a portion of their network or facilities in providing services to our customers, as well as charges we are required to pay to other telephone companies when they originate, terminate or transport messages sent by our customers.

     We expect that our cost of providing local service as a percentage of revenue will not increase significantly, if at all, over our 2001 results. Since our initial offering of local service in 1997, we have steadily increased the percentage of local services we provide over our own network and facilities compared to the services we provide by reselling the services of other telephone companies. At December 31, 2001, approximately 81% of the access lines we had in service were provided over our own network and facilities compared to approximately 78% at December 31, 2000 and 57% at December 31, 1999. Providing local services over our network generally reduces the amounts we are required to pay to other telephone companies for the use of their networks and facilities. As a result, our cost of providing local services as a percentage of revenue has decreased since 1997. During 2002, as we initiate sales of local services to smaller businesses primarily through the use of the networks and facilities of other telephone companies, we expect that the percentage of access lines we provide over our network will increase only slightly, if at all. We expect that our sales to the smaller business customers generally will generate higher gross margins than the off-network services we have historically provided because of favorable wholesale pricing we have obtained from other telephone companies. We expect that the term and volume discounts we negotiated in early 2002 regarding the purchase from the local telephone companies of network elements that we do not own, but use to provide local services, will also contribute to decreases in our cost of providing these services.

     Our cost of services also includes charges for labor and inventory sold related to our sale, installation and repair of telephone systems and related equipment.

     Cost of services related to our broadband transport services includes substantially all fixed costs attributable to the following:

     .    the leasing of unused fiber under long-term operating leases;

     . the leasing of capacity outside our owned or managed network, which we refer to as "off-net capacity," to meet customer requirements for network capacity; and

     . network costs associated with the provision of signaling system 7 services, which allow us to monitor the status of lines and circuits on the network, alert us to events occurring on the network, and transmit routing and destination signals over the network.

     Cost of services for e/\deltacom currently consists of third-party contract personnel, direct labor costs and manufacturers' service contracts.

     Selling, Operations and Administration Expenses. Selling, operations and administration expenses consist of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration.

     Depreciation and Amortization. Depreciation and amortization include depreciation of our telecommunications network and equipment and amortization of goodwill and other intangible assets related to acquisitions, primarily the acquisition of DeltaCom, Inc. in 1996, our acquisition of AvData Systems, Inc. in 1999 and our acquisition of Bay Data Consultants, Inc. in 2000. In September 2001, we wrote off all of the goodwill recorded as a result of the AvData Systems and Bay Data Consultants transactions. For more information about our amortization expense, see Notes 4 and 9 to our consolidated financial statements included elsewhere in this report.

     As we expand our revenue base and purchase new equipment and facilities, we expect cost of services, selling, operations and administration expenses and depreciation and amortization to increase. Accordingly, we expect to continue to incur operating losses at least through the end of 2003. Although we anticipate that we will generate positive cash flows from operations by the first quarter of 2003, we expect that cash flows from operations will be more than offset by capital expenditures at least through part, if not all, of 2003 as we continue to implement our business plan.

Other Information About Our Business

     The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except branch office, colocation and switch data, are rounded to the nearest whole number.

                                                 December 31,   September 30,   June 30,   March 31,   December 31,
                                                     2001           2001          2001       2001          2000
                                                 ------------   -------------   --------   ---------   ------------
Branch offices ...............................          35             35             37         37           37
Business customers served-retail services (1)       15,400         14,720         14,420     14,100       13,700
Route miles ..................................       9,980          9,980          9,840      9,730        9,640
Colocations ..................................         177            177            177        177          176
Voice switches ...............................          12             12             13         13           13
ATM switches .................................          10             10             10         10           10
Frame relay switches .........................          17             17             17         17           17
Unisphere SMX-2100 switches ..................          42             41             39         37           37
Passport switches ............................          53             53             53         42           36
Number of employees ..........................       2,030          1,960          2,360      2,300        2,445
Lines sold cumulative (2) ....................     297,600        287,300        260,500    309,500      303,700
Lines installed cumulative ...................     278,650        275,600        242,400    282,900      226,650
Lines installed/lines sold percentage ........          94%            96%            93%        91%          75%

----------
(1) Reflects the combination of multiple accounts of some customers into a single customer account.

(2)  Net of lines disconnected or canceled.

     We generally provide our services to the following two types of customers:
(1) ultimate end-users that purchase our services on a retail basis; and (2) other communications companies that purchase our services on a wholesale basis in connection with their provision of services to their customers. The following tables present information about our revenues generated by our retail customers and wholesale customers and about telephone access lines installed for and sold to each type of customer. The following tables do not present results of our retail services, broadband transport services or e/\deltacom business segments, which are included below under "-Results of Operations." The dollar amounts are shown in thousands.

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
Revenues generated by retail customers:(1)
   Local(2) ...................................   $ 83,931   $ 54,764   $ 29,185
   Long distance(2) ...........................     64,268     70,189     72,523
   Enhanced data(2)(3) ........................     44,800     29,383     22,534
                                                  --------   --------   --------

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------

      Total integrated telecom ................    192,999    154,336    124,242
   Equipment and other(2)(3) ..................     49,911     52,278     21,460
                                                  --------   --------   --------
      Total retail revenues ...................   $242,910   $206,614   $145,702
                                                  ========   ========   ========

Revenues generated by wholesale customers:(1)
   Broadband transport(4) .....................   $ 95,034   $ 83,336   $ 72,853
   Local/interconnection(2) ...................     55,101     36,363      6,578
   Long distance and data(2) ..................     16,855     17,401     14,977
   Other(2) ...................................      3,939      3,834      4,734
                                                  --------   --------   --------
      Total wholesale revenues ................   $170,929   $140,934   $ 99,142
                                                  ========   ========   ========

                                                          As of December 31,
                                                  ------------------------------
                                                    2001       2000       1999
                                                  --------   --------   --------
Lines sold to retail customers(5) .............    143,724    102,228     67,884
Lines sold to wholesale customers(5) ..........    153,887    201,457     60,306
                                                   -------    -------    -------
     Total lines sold(5) ......................    297,611    303,685    128,190
                                                   =======    =======    =======

Lines installed for retail customers ..........    136,761     93,484     60,780
Lines installed for wholesale customers........    141,904    133,193     40,756
                                                   -------    -------    -------
     Total lines installed ....................    278,665    226,677    101,536
                                                   =======    =======    =======

Lines installed/sold percentage:
   Retail customers ...........................         95%        91%        90%
   Wholesale customers ........................         92%        66%        68%

----------
(1)  Excludes payments for prior-period interconnection agreement settlements.

(2)  Reported as revenues of our retail services segment.

(3)  Reported as revenues of our e/\deltacom segment.

(4)  Reported as revenues of our broadband transport services segment.

(5)  Reported net of disconnects and cancellations.


Results of Operations

     The following tables present, for the periods indicated, selected statements of operations data in dollars and as a percentage of revenues for our retail services, broadband transport services and e/\deltacom segments. The dollar amounts are shown in thousands.

                                                                  Retail Services
                                                              Year Ended December 31,
                                            ----------------------------------------------------------
                                              2001        %        2000        %        1999        %
                                            --------     ---     --------     ---     --------     ---
Operating revenues ......................   $305,074     100%    $269,947     100%    $171,991     100%
Cost of services ........................    163,729      53      138,850      51      107,950      63
Inventory write-down ....................      1,663       1           --      --           --      --
                                            --------             --------             --------
Gross margin ............................    139,682      46      131,097      49       64,041      37
                                            --------             --------             --------
Selling, operations and administration ..    125,293      41      101,743      38       72,703      42
Depreciation and amortization ...........     60,476      20       45,164      17       24,871      14

                                                                  Retail Services
                                                              Year Ended December 31,
                                            ----------------------------------------------------------
Special charges .........................     29,358      10           --      --           --      --
                                            --------             --------             --------
Total operating expenses ................    215,127      71      146,907      55       97,574      56
                                            --------             --------             --------
Operating loss ..........................   $(75,445)    (25)    $(15,810)     (6)    $(33,533)    (19)
                                            --------             --------             --------
EBITDA, as adjusted .....................   $(14,969)     (5)    $ 29,354      11     $ (8,662)     (5)
                                            ========             ========             ========

                                                           BroadBand Transport Services
                                                              Year Ended December 31,
                                            ----------------------------------------------------------
                                              2001        %        2000        %        1999        %
                                            --------     ---     --------     ---     --------     ---
Operating revenues.......................    $95,034     100%     $83,336     100%     $72,853     100%
Cost of services.........................     11,203      12        9,387      11       10,771      15
                                             -------              -------              -------
Gross margin.............................     83,831      88       73,949      89       62,082      85
                                             -------              -------              -------
Selling, operations and administration...     33,979      36       32,986      40       24,151      33
Depreciation and amortization............     49,091      51       37,930      45       28,857      40
Special charges..........................         55      --           --      --           --      --
                                             -------              -------              -------
Total operating expenses.................     83,125      87       70,916      85       53,008      73
                                             -------              -------              -------
Operating income.........................    $   706       1      $ 3,033       4      $ 9,074      12
                                             =======              =======              =======
EBITDA, as adjusted......................    $49,797      52      $40,963      49      $37,931      52
                                             =======              =======              =======

                                                                    e/\deltacom
                                                              Year Ended December 31,
                                            ----------------------------------------------------------
                                              2001        %        2000        %        1999        %
                                            --------     ---     --------     ---     --------     ---
Operating revenues ......................   $ 15,231     100%    $ 10,365     100%       --         --
Cost of services ........................     11,189      73        6,763      65        --         --
                                            --------             --------
Gross margin ............................      4,042      27        3,602      35        --         --
                                            --------             --------
Selling, operations and administration ..     29,440     193       16,321     158        --         --
Depreciation and amortization ...........      9,289      61        3,343      32        --         --
Special charges .........................     45,024     296           --      --        --         --
                                            --------             --------
Total operating expenses ................     83,753     550       19,664     190        --         --
                                            --------             --------
Operating loss ..........................   $(79,711)   (523)    $(16,062)   (155)       --         --
                                            ========             ========
EBITDA, as adjusted .....................   $(70,422)   (462)    $(12,719)   (123)       --         --
                                            ========             ========

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

     Operating Revenues. Total operating revenues increased $51.7 million, or 14.2%, from $363.6 million for 2000 to $415.3 million for 2001.

     Revenues from our retail services increased $35.1 million, or 13.0%, from $269.9 million for 2000 to $305.1 million for 2001. The change in these revenues was primarily attributable to the following factors:

     . an increase of $37.6 million in revenues generated by our local telephone services and local dial-up services provided to Internet service providers, which were affected by an increase in the average number of installed lines;

     . an increase of $10.3 million in revenues generated by our sales of enhanced data and Internet access services, which resulted primarily from an increase of 27.1% in our revenues from sales of private line services and an increase of 168.2% in our revenues from sales of Internet access services;

     . an increase of $11.4 million in access-related revenues, which resulted from an increase in the minutes used;

     . a decrease of $6.3 million in our long distance revenues, which was attributable to a 19.3% decrease in the average rate we charge per minute and was partially offset by an 13.0% increase in average actual minutes used;

     . a decrease of $15.4 million in our reciprocal compensation revenues, which reflected a decrease of $14.6 million in one-time net benefits for interconnection agreement settlements recognized in 2000 compared to 2001 and a 75.6% decrease in the average rate per minute charged for such service, the effect of which decreases was partially offset by an increase of 85.1% in average actual minutes used; and

     . a decrease of $1.5 million in the nonrecurring sales of equipment and software as a result of reduced demand.

     We expect continued growth in 2002 in our retail services revenues as we continue to sell additional local, data and Internet services, especially through our T-1-based products, and as our long distance revenues stabilize. We do not expect significant, if any, growth in our nonrecurring sales of telephone systems, software and related equipment.

     Revenues from our broadband transport services increased $11.7 million, or 14.0%, from $83.3 million for 2000 to $95.0 million for 2001. The change in these revenues was primarily attributable to the following factors:

     . an increase of $8.5 million in revenues generated using our owned and operated network, which resulted primarily from a 66.9% increase in the average capacity of our fiber optic transmission facilities and was partially offset by a 28.7% decrease in the average rate we charge;

     . an increase of $1.1 million in commissions we generate from the management and marketing of transmission services provided by other communications services; and

     . an increase of $2.1 million in revenues we generate from providing directory and operator assistance, which was primarily attributable to an increase in the number of calls served.

     We expect that revenues from our broadband transport services will not experience any growth, and may decline slightly, during 2002. We will reduce the amount of capital we invest in this segment and expect that the broadband transport business generally will experience less favorable market conditions.

     Our e/\deltacom segment began generating revenue in May 2000. Revenues from our e/\deltacom segment were $15.2 million in 2001 and $10.4 million in 2000. We derived these revenues primarily from professional services, including the sale of maintenance and related services and, to a lesser extent, from our provision of secure space for servers and other computer equipment and Internet connections.

     No single customer of our retail services, broadband transport services or e/\deltacom services segments represented over 10% of our total operating revenues for 2001.

     Cost of Services. Total cost of services increased $31.1 million from $155.0 million for 2000 to $186.1 million for 2001.

     Cost of services for our retail services increased $24.9 million from $138.8 million for 2000 to $163.7 million for 2001. Cost of services as a percentage of revenues from our retail services increased to 53% for 2001 from 51% for 2000. The increase in our cost of services as a percentage of revenues for 2001 was primarily attributable to our recognition during 2000 of an additional $14.6 million in one-time revenues from prior-period interconnection agreement settlements, which had little, if any, associated costs. The increase in cost of services also reflected an increase of $45.4 million, or 62.9%, in costs associated with the sale of facilities-based services, which became a significantly greater component of our retail services in 2001 as a result of our increased use of our network, including an increase of 76.9% in our facilities-based local exchange costs and an increase of 47.6% in our facilities-based long distance costs. This increase was partially offset by the following:

     . a decrease of $3.3 million, or 8.3%, in our costs to use the networks of other carriers to provide long distance services, which resulted primarily from rate decreases;

     . a decrease of $15.1 million, or 56.3%, in our costs to provide local services as a result of the decrease in the amount of resale services we purchased; and

     . a decrease of $1.9 million, or 23.8%, in our costs to provide satellite services, which resulted primarily from decreased demand.

     Inventory Write-Down. During 2001, we incurred a charge for the write-down of approximately $1.7 million of inventory of telephone systems and related equipment used to provide retail services as the result of a decline in demand for this equipment. See Note 9 to our consolidated financial statements included elsewhere in this report for additional information about this inventory write-down.

     Selling, Operations and Administration Expenses. Total selling, operations and administration expenses increased $37.4 million from $151.1 million, or 42% of revenue, for 2000 to $188.7 million, or 45% of revenue, for 2001.

     Selling, operations and administration expenses attributable to our retail services increased $23.6 million from $101.7 million, or 38% of revenue, for 2000 to $125.3 million, or 41% of revenue, for 2001. These increases were primarily attributable to the following factors:

     . an increase of $17.6 million in sales, other personnel and related expenses related to an increase in average number of employees;

     . an increase of $4.8 million in maintenance and related costs, which resulted primarily from an increase in the number of switch sites;

     . an increase of $2.9 million in taxes and insurance, and in consulting and associated expenses, which was related primarily to an increase in our property, plant and equipment; and

     . $4.8 million in employee severance and occupancy costs we incurred in connection with our restructuring in September 2001.

The increases were partially offset by a decrease of $1.2 million in occupancy-related expenses as a result of office closures and a decrease of $4.9 million in costs of information systems and research and development activity.

     Selling, operations and administration expenses attributable to our broadband transport services increased $1.0 million from $33.0 million, or 40% of revenue, for 2000 to $34.0 million, or 36% of revenue, for 2001. This increase resulted primarily from increases in bad debt expense, taxes and licenses, and maintenance expenses.

     Selling, operations and administration expenses attributable to our e/\deltacom segment increased $13.1 million from $16.3 million, or 158% of revenue, for 2000 to $29.4 million, or 193% of revenue, for 2001. These increases primarily related to the realization of a full year of expenses for 2001 compared to a partial year of expenses for 2000.

     Depreciation and Amortization. Total depreciation and amortization increased $32.4 million from $86.5 million for 2000 to $118.9 million for 2001. Of the increase, our retail services accounted for $15.3 million, our broadband transport services accounted for $11.2 million and our e/\deltacom business accounted for $5.9 million. The increase attributable to retail services was primarily related to a full year of depreciation on new central office and telecommunications equipment added to our network during 2000 and to depreciation of telecommunications equipment added to our network during 2001. The increase attributable to broadband transport services primarily reflected a full year of depreciation on fiber and telecommunications equipment installed in 2000 and to depreciation on fiber and telecommunications equipment installed in 2001. The increase attributable to e/\deltacom primarily related to a full year of depreciation on the data center we placed in service in 2000 and to depreciation on our data center and other equipment we installed in 2001. We expect depreciation and amortization to increase in 2002 as we add equipment to our network and realize a full year of depreciation on equipment installed in 2001.

     Special Charges. Total special charges were $74.4 million in 2001. We did not incur similar special charges in 2000. The special charges we incurred in 2001 were as follows (in thousands):

                                                        Broadband
                                                        Transport     Retail
                                                         Services    Services   e/\deltacom
                                                        ---------    --------   ----------
Impaired property and equipment ......................     $55        $ 1,793     $21,174
Impaired goodwill and other
   intangible assets .................................      --         27,565      23,850
                                                           ---        -------     -------
   Total .............................................     $55        $29,358     $45,024
                                                           ===        =======     =======

The special charges were incurred in connection with our restructuring in September 2001, which included the evaluation and subsequent write-down of some assets to their respective values. See Note 9 to our consolidated financial statements included elsewhere in this report for additional information on these special charges.

     Interest Expense. Total interest expense increased $3.3 million from $55.5 million for 2000 to $58.8 million for 2001. The increase was primarily attributable to an increase in our average outstanding debt balances as a result of our drawdown in April 2000 of $160 million in borrowings under our senior secured credit facility and our closing in December 2000 on $28.5 million of capital lease financing.

     Interest Income. Total interest income from the temporary investment of available cash balances decreased $12.7 million from $14.8 million for 2000 to $2.1 million for 2001.

     Other Income (Expense). In connection with the mark-to-market of an interest rate swap, we recognized expense of approximately $632,000 for 2001 and $426,000 for 2000.

     EBITDA, as adjusted. Total EBITDA, as adjusted, decreased $93.2 million from $57.6 million for 2000 to $(35.6) million for 2001. EBITDA, as adjusted, net of restructuring charges, inventory write-down, special charges and prior-period amounts for interconnection agreement settlements, was $45.3 million for 2001 and $41.5 million for 2000.

     EBITDA, as adjusted, attributable to our retail services for 2001 was $(15.0) million, which represented a decrease of $44.4 million from EDITDA, as adjusted, of $29.4 million for 2000. Net of restructuring charges, inventory write-down, special charges and prior-period amounts for interconnection agreement settlements, EBITDA, as adjusted, attributable to our retail services was $18.6 million for 2001. The decrease in EBITDA, as adjusted, for our retail services was primarily attributable to the following factors:

     . a $1.7 million write-down of telephone systems and related equipment inventory;

     . a $14.6 decrease in prior-period amounts for interconnection agreement settlements, which had resulted primarily from settlements of reciprocal compensation issues; and

     . a $29.4 million write-down of impaired property and equipment and goodwill and other intangible assets.

     EBITDA, as adjusted, attributable to our broadband transport services increased $8.8 million to $49.8 million for 2001 from $41.0 million for 2000. This increase was primarily attributable to a 66.9% increase in the average efficiency of our fiber optic facilities providing transmission services, which allowed us to provide more capacity over existing lines. The effects of the increase were partially offset by a 28.7% decrease in the average rates we charge for our broadband transport services.

     EBITDA, as adjusted, attributable to our e/\deltacom segment decreased $57.7 million to $(70.4) million for 2001 from $(12.7) million for 2000. The effects of this decrease were primarily attributable to the following factors:

     . a $45.0 million decrease resulting from the write-down of impaired property and equipment and goodwill and other intangible assets;

     . a $1.3 million decrease resulting from the sale of lower-margin products;

     . a $3.1 million decrease resulting from an increase in the cost of equipment and services incurred to support increased sales; and

     . a $5.4 decrease resulting from increased selling, operations and administration expenses attributable to increased operating costs for the e/\deltacom data center and $2.1 million relating to the restructuring in September 2001.

Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

     Operating Revenues. Total operating revenues increased $118.8 million, or 48.5%, from $244.8 million for 1999 to $363.6 million for 2000.

     Revenues from our retail services increased $97.9 million, or 56.9%, from $172.0 million for 1999 to $269.9 million for 2000. The increase was primarily attributable to the following factors:

     . an increase of $67.8 million in revenues, excluding the effects of one-time net benefits from prior-period amounts of interconnection agreements, generated by our local, data and Internet products, which accounted for 42% of total operating revenues compared to 26% of total operating revenues in 1999;

     . receipt of a one-time net benefit of approximately $14.3 million for 2000 related to the prior-period amounts of interconnection agreement settlements with BellSouth and $1.8 million related to an interconnection agreement settlement with Sprint;

     . an increase of $14.4 million in nonrecurring revenues from our sales and service of telephone systems and related equipment and sales of computer and related equipment and services, which resulted primarily from an increased demand for such products and services and increased sales resulting from an agency agreement we entered into in May 2000; and

     . continued stability in the rate of revenue loss from former customers from period to period.

     The growth of our retail services revenues in 2000 was adversely affected by a continued decrease in the rates per minute of use we charge for the services we price per minute of use, including the rates we charge some of our large customers. The effect of the rate decrease per minute of use we charge our customers was partially offset by an increase in the minutes used by our customers and decreases in our cost of services.

     Revenues from our broadband transport services increased $10.4 million, or 14.3%, from $72.9 million for 1999 to $83.3 million for 2000. The increase in these revenues was primarily attributable to an increased demand for bandwidth.

     Revenues from our e/\deltacom segment for 2000 totaled $10.4 million and were primarily related to $9.9 million in revenues generated by the sale of professional services, including the sale of maintenance contracts and services.

No single customer of our retail services, broadband transport services or e/\deltacom services segments represented over 10% of our total operating revenues for 2000.

     Cost of Services. Total cost of services increased $36.3 million from $118.7 million for 1999 to $155.0 million for 2000.

     Cost of services for our retail services increased $30.9 million from $107.9 million for 1999 to $138.8 million for 2000. Cost of services as a percentage of retail services revenues decreased to 51% for 2000 from 63% for 1999. The decrease in our cost of services as a percentage of revenues for 2000 was primarily attributable to the following factors:

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

     Cost of services for our broadband transport services decreased $1.4 million from $10.8 million for 1999 to $9.4 million for 2000. Cost of services as a percentage of revenues from our broadband transport services decreased to 11% for 2000 from 15% for 1999. These decreases were primarily attributable to the continued migration of traffic to the portion of our network and facilities we own and operate and to a reduction in rates we were charged for off-network usage.

     Cost of services attributable to our e/\deltacom segment was $6.8 million, or 65% of revenues, for 2000.

     Selling, Operations and Administration Expenses. Total selling, operations and administration expenses increased $54.2 million from $96.9 million, or 40% of revenue, for 1999 to $151.1 million, or 42% of revenue, for 2000.

     Selling, operations and administration expenses attributable to our retail services increased $29.0 million from $72.7 million, or 42% of revenue, for 1999 to $101.7 million, or 38% of revenue, for 2000. These increases were primarily attributable to increased costs of $25.5 million associated with an increase in the number of our employees and $5.6 million associated with our continued geographic expansion and the further expansion of our service offerings.

     Selling, operations and administration expenses attributable to our broadband transport services increased $8.8 million from $24.2 million, or 33% of revenue, for 1999 to $33.0 million, or 40% of revenue, for 2000. This increase resulted primarily from an increase of $4.0 million in expenses for additional personnel to support the geographic expansion of our network and the development of the infrastructure required to support our Internet protocol-based network backbone, an increase of $2.7 million related to additional information systems and to increased research and development activity, and an increase of $962,000 in taxes and licenses relating to additional property and equipment.

     Selling, operations and administration expenses attributable to our e/\deltacom segment was $16.3 million, or 158% of revenue, for 2000.

     Depreciation and Amortization. Total depreciation and amortization increased $32.7 million from $53.8 million for 1999 to $86.5 million for 2000. Of the increase, our retail services accounted for $20.3 million, our broadband transport services accounted for $9.1 million and our e/\deltacom business accounted for $3.3 million. The increase attributable to our retail services was primarily related to a full year of depreciation on new central office equipment and telecommunications equipment added to our network during 1999 and to depreciation on new central office equipment and other telecommunications equipment added to our network during 2000. The increase attributable to our broadband transport services primarily reflected a full year of depreciation on fiber and telecommunications equipment installed in 1999 and to depreciation on fiber and telecommunications equipment installed in 2000.

     Interest Expense. Total interest expense increased $10.2 million from $45.3 million for 1999 to $55.5 million for 2000. The increase in interest expense in 2000 was primarily attributable to an increase in our average outstanding debt balances as a result of our issuance in May 1999 of $100 million principal amount of convertible subordinated notes and our drawdown in April 2000 of $160 million of borrowings under our senior secured credit facility.

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

     EBITDA, as adjusted. Total EBITDA, as adjusted, increased $28.3 million from $29.3 million for 1999 to $57.6 million for 2000. EBITDA, as adjusted, net of prior-period amounts for our interconnection agreement settlements, was $41.5 million for 2000.

     EBITDA, as adjusted, attributable to our retail services for 2000 was $29.4 million, which represented an increase of $38.1 million from EDITDA, as adjusted, of $(8.7) million for 1999. Net of prior-period amounts for our interconnection agreement settlements, EBITDA, as adjusted, attributable to retail services was $13.3 million for 2000. The increase in EBITDA, as adjusted, for our retail services was primarily attributable to the following factors:

     . an increase of $20.5 million related to continued growth in sales of higher gross margin services, especially our data services, and increased cost efficiencies resulting from the continued migration of customers from our resale services to services we provide over the portion of our network we own and operate;

     .    maturation of older markets; and

     . the recognition of $16.1 million in nonrecurring revenue from prior-period interconnection agreement settlements.

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

Liquidity and Capital Resources

     Our current liquidity is insufficient to cover our operating expenses and capital needs and jeopardizes our ability to continue as a going concern. As of February 28, 2002, we had $31.1 million of cash and cash equivalents. If we are unable to obtain additional funds under our outstanding equity financing commitment or from other sources, or if we are unable to complete one of the potential restructuring alternatives described below, we estimate that our cash flows from operations and our other available sources of funds will be sufficient to enable us to conduct our business and to service our indebtedness only through August 2002.

     We are actively considering various alternatives to alleviate the significant constraints on our liquidity. We have engaged a financial adviser to assist us in our evaluation of potential alternatives. These alternatives include seeking to raise additional equity capital and/or pursuing an exchange offer whereby we would make an offer to holders of our outstanding public notes to exchange the notes for new debt or equity securities or for a combination of cash and securities. There can be no assurance that we will successfully raise additional capital or that an exchange offer on terms acceptable to us can be implemented and accepted by our existing noteholders. To conserve cash while we seek to complete one of these alternatives, we plan to further reduce our capital expenditures and operating expenses. Our ability to continue as a going concern is contingent upon our success in achieving a significant improvement in our liquidity position by August 2002 through one or more of these alternatives.

    We depend on BellSouth for the provision of wholesale telecommunications services under our interconnection agreements with BellSouth and pursuant to various access tariffs which BellSouth has filed with federal and state regulatory agencies. By letter dated March 8, 2002, BellSouth had requested that we provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to us. We are contesting both the requirement for, and the amount of, the requested deposit. If we are unsuccessful in either eliminating or substantially reducing the amount of the requested security deposit, our cash reserves may be insufficient to fund the deposit, which could have a material adverse affect on our ability to provide services to our customers.

    Some of our customers, especially government entities, require that we obtain surety bonds as a condition to our provision of service to them. In February 2002, because of our financial condition, our surety cancelled all outstanding surety bonds that contained cancellation clauses. At the time the surety bonds were cancelled, our surety bond portfolio had a face value of approximately $1.9 million in outstanding obligations, of which approximately $1.2 million were cancelled. As of March 29, 2002, these bonds had not been replaced. The surety plans to cancel all remaining bonds that may be cancelled upon renewal as they renew. These bonds renew at various dates in 2002 and have a face value of $405,000. The remaining bonds, valued at $282,000, are noncancellable, unless we no longer need them or we do not perform our obligations under the bonds. The surety also refuses to underwrite any new surety bonds unless we provide 100% collateral for such bonds. We are actively working with the existing obligees of the bonds to provide the security they require, and another surety has offered to underwrite new bonds or replace cancelled bonds for us if we provide 100% collateral for each bond. Our inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on our ability to provide service to some customers, especially government entities or other entities that generally require surety bonds. In addition, the necessity to provide 100% collateral for any bond issued may have an adverse impact on the funds available for capital expenditures or other uses if we choose to purchase the surety bond and provide the collateral. To maintain our existing surety obligations would require approximately $1.6 million of available funds and, depending on the perception of our financial condition, could increase the demand on us for additional surety bonds and therefore further restrict our available funds.

     We are subject to restrictions under the indentures pursuant to which we issued our publicly traded senior notes, under our $160 million senior secured credit facility and under our $40 million capital lease facility. These restrictions affect and, in some cases, significantly limit or prohibit, among other things, our ability to incur additional indebtedness. In order to incur additional indebtedness under the foregoing agreements, we must meet minimum specified leverage and interest coverage ratios based on our operating cash flow. As of February 28, 2002, we had not met, and we do not expect that we will be able to meet in the foreseeable future, the measurement criteria under these ratios that would allow us to incur additional indebtedness.

     We are currently assessing the conditions to funding under the outstanding $150 million equity financing commitment made by ITC Holding Company, Inc., SCANA Corporation and HBK Master Fund L.P. to determine whether we would be able to obtain additional funds from this source. Through the date of this report, we have obtained gross proceeds of $70 million from sales to these investors of the Series B preferred stock and common stock purchase warrants described below. The purchase commitments of these investors pursuant to our investment agreement will expire on June 20, 2002. Our ability to acquire additional funds in the equity financing is subject to our compliance with conditions that include a requirement that, immediately after each closing, no purchaser of our Series B preferred stock (with specified exceptions), together with all other members, if any, of the same group for federal securities law purposes, beneficially own more than 30% of the total voting power of our voting securities, as calculated under change of control provisions in our debt agreements. As a result of this requirement, among others, we cannot provide any assurance that we will be able to obtain additional funds under the investment agreement in an amount that would provide us with significant liquidity.

     During 2001, we funded our operating and capital requirements and other cash needs principally through cash from operations, cash on hand, proceeds from our sale of Series B preferred stock, and capital lease financing. In the latter half of 2001, in large part to address our liquidity constraints, we restructured some of our business operations, reduced our workforce, reduced our planned capital expenditures and implemented other cost-cutting measures.

     We (used) generated net cash from operating activities of $(10.5) million in 2001, $45.9 million in 2000 and $(5.3) million in 1999. Changes in working capital were $2.8 million in 2001, $27.3 million in 2000 and $(6.4) million in 1999.

     . The change in 2001 was primarily attributable to a decrease in accounts receivable and other current assets, and an increase in accrued compensation and other accrued liabilities, the effect of which was partially offset by a decrease in accounts payable, accrued interest and unearned revenue. The decrease in unearned revenue primarily resulted from a decrease from $24 million for 2001 to $17.6 million for 2002 in the amount prepaid by BellSouth for reciprocal compensation.

     . The change in 2000 was primarily attributable to an increase in accounts payable, accrued interest, unearned revenue, accrued compensation and other accrued liabilities, the effect of which was partially offset by an increase in accounts receivable. The increase in unearned revenue was primarily related to a $24 million prepayment by BellSouth for forecasted reciprocal compensation during 2001.

     . The change in 1999 was primarily attributable to an increase in accounts receivable and other current assets, the effect of which was partially offset by an increase in accounts payable, unearned revenue, accrued compensation and other accrued liabilities.

     Cash used for investing activities was $154.8 million in 2001, $305.2 million in 2000 and $150.0 million in 1999. The cash used in these years was primarily applied to fund capital expenditures.

     We made capital expenditures of $162.0 million in 2001, $309.8 million in 2000 and $165.5 million in 1999.

     . Of the $162.0 million of capital expenditures in 2001, $61.2 million related to our retail services segment, $44.3 million related to our broadband transport services segment and $56.5 million related to our e/\deltacom segment.

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

     Cash provided by financing activities was $65.2 million in 2001, $152.0 million in 2000 and $219.6 million in 1999.

     . Net cash provided by financing activities in 2001 consisted primarily of net proceeds of $67.2 million from the issuance of our Series B-1 preferred stock and Series B-2 preferred stock and of $1.1 million from the exercise of options to purchase common stock, reduced by a net repayment of other long-term debt and capital lease obligations of $2.4 million.

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

     . Net cash provided by financing activities in 1999 consisted primarily of net proceeds of $97.0 million from the sale of our 4 1/2% convertible subordinated notes, $120.9 million from the sale of common stock in a public offering and $2.7 million from the exercise of options to purchase common stock, reduced by $1.1 million from the net repayment of other long-term debt and capital lease obligations.

     We have various contractual obligations and commercial commitments. These obligations and commitments are more fully described in Notes 5 and 10 to our consolidated financial statements included elsewhere in this report. The following table sets forth, in thousands, the annual payments, exclusive of interest payments, we are required to make under contractual cash obligations and other commercial commitments at December 31, 2001 (in thousands):

                                                             Payments Due by Period
                                                   --------------------------------------------
                                          Total      2002    2003-2004   2005-2006   After 2006
                                        --------   -------   ---------   ---------   ----------
Long-term debt - Notes ..............   $515,000   $    --    $    --     $100,000    $415,000
Long-term debt - Credit facility ....    157,200     1,600      3,200       40,200     112,200
Capital lease obligations ...........     71,278     9,709     29,675       18,129      13,765
Operating leases ....................     67,357    13,281     22,770       14,927      16,379
Unconditional purchase obligations ..      8,771     8,771         --           --          --
                                        --------   -------    -------     --------    --------
   Totals ...........................   $819,606   $33,361    $55,645     $173,256    $557,344
                                        ========   =======    =======     ========    ========

     We do not have off-balance sheet financing arrangements other than our operating leases. See Note 5 to our consolidated financial statements included elsewhere in this report for additional information regarding our financing arrangements.

     In November 2000, we entered a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides that we will receive specified volume discounts if we purchase at least $250 million of equipment and services from Nortel Networks between November 1, 1999 and December 31, 2002. If we do not purchase at least $250 million of equipment and services, we will be required to pay Nortel Networks an amount equal to 3% of the difference between $250 million and the amount of equipment we purchase. If we purchase equipment in excess of the original $250 million commitment amount, we may be able to obtain additional volume discounts based on additional purchase thresholds. As of December 31, 2001, we had purchased $113.1 million of equipment under the Nortel Networks purchase agreement.

     On June 20, 2001, we issued 30,000 shares of Series B-1 cumulative convertible preferred stock with a redemption value of $30 million, yielding proceeds, net of issuance costs, of approximately $27.4 million. The Series B-1 preferred stock is convertible into common stock at any time and from time to time at an initial conversion price of $5.70 per share of common stock. As part of the issuance of the Series B-1 preferred stock, we issued warrants to purchase an aggregate of 1,578,948 shares of common stock at an initial exercise price of $5.70 per share of common stock. The initial conversion price of the Series B-1 preferred stock and the initial exercise price of the warrants are subject to adjustment in specified circumstances. The warrants are exercisable at any time and from time to time for a period of ten years from the date of issuance. The Series B-1 preferred stock will be subject to mandatory redemption by us on June 20, 2011.

     On September 5, 2001, we issued 40,000 shares of Series B-2 cumulative convertible preferred stock with a redemption value of $40 million, yielding proceeds, net of issuance costs, of approximately $39.8 million. The Series B-2 preferred stock is convertible into common stock at any time and from time to time at an initial conversion price of $2.56 per share of common stock. As part of the issuance of the Series B-2 preferred stock, we issued warrants to purchase an aggregate of 4,687,500 shares of common stock at an initial exercise price of $2.56 per share of common stock. The initial conversion price of the Series B-2 preferred stock and the initial exercise price of the warrants are subject to adjustment in specified circumstances. The warrants are exercisable at any time and from time to time for a period of ten years from the date of issuance. The Series B-2 preferred stock will be subject to mandatory redemption by us on September 5, 2011.

     At December 31, 2001, we had entered into agreements with vendors to purchase approximately $8.8 million of property, plant and equipment and services in 2002 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. In 2001, we made net capital expenditures of approximately $162.0 million. We currently estimate that our aggregate capital requirements for 2002 will total approximately $50.0 million to $65.0 million, including the $8.8 million in commitments as of December 31, 2001.

     We currently plan that capital expenditures in 2002 will be primarily for the following:

     . continued addition of telecommunications equipment in connection with our local and data telecommunications services; and

     .    infrastructure enhancements, principally for information systems.

The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological, economic and competitive developments, including market developments and new opportunities, or in the event we decide to make acquisitions or enter into joint ventures or strategic alliances, in our industry. To conserve cash while we seek to complete a potential restructuring to alleviate the significant constraints on our liquidity, we plan to further restrict our capital expenditures. Such a reduction could have a material negative effect on our expected revenue growth.

Effects of New Accounting Standards

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards that require every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded in the balance sheet as either an asset or a liability equal to the fair value of the derivative instrument. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 was originally effective for fiscal years beginning after June 15, 1999. SFAS No. 133 may not be applied retroactively. SFAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," and in June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivatives and Certain Hedging Activities-an Amendment to SFAS No. 133." SFAS No. 137 amends SFAS No. 133 to be effective for all fiscal years beginning after June 15, 2000 or, for companies having a fiscal year which is a calendar year, on January 1, 2001. We adopted SFAS Nos. 133, 137 and 138 for the fiscal year beginning January 1, 2001, with no material effect on our consolidated financial statements.

     SFAS No. 142, "Goodwill and Other Intangible Assets," establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill cease on January 1, 2002 and that goodwill be assessed for impairment at least annually by applying a fair value-based test. If the fair value of the goodwill is less than the amount of goodwill recorded in the financial statements, then the goodwill is to be reduced in the financial statements to the fair value. In addition, SFAS No. 142 requires that intangible assets be separately recognized in the financial statements if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. We recorded amortization expense related to goodwill for the year ended December 31, 2001 of $5.1 million. We adopted SFAS No. 142 on January 1, 2002, upon which we ceased amortization of goodwill. We expect to complete our initial review by June 30, 2002. Until we complete the review, we will not be able to determine the amount of impairment loss, if any.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, we will adopt this statement on January 1, 2003. We believe the adoption of SFAS No. 143 will not have a material impact on our consolidated financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, and are currently evaluating the impact of its adoption on our consolidated financial statements.

Inflation

     Inflation did not have a significant impact on our consolidated operations in any of the three years ended December 31, 2001.

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

     Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $157.2 million of borrowings outstanding under our senior secured credit facility as of December 31, 2001. Interest is payable on our senior secured credit facility at our option at either 1.875% plus a base rate, which was 6.0% at December 31, 2001, or 2.875% plus the Eurodollar rate, which was 2.6% at December 31, 2001. The interest rates that we are able to obtain on our debt financing depend on current market conditions. We are also exposed to fair value risk related to our fixed-rate, long-term debt. As of December 31, 2001, the principal amount of our fixed-rate, long-term debt and capital lease obligations totaled $566.7 million. The fair value of our fixed-rate, long-term debt totaled $183.8 million at December 31, 2001.

     Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt and through the use of interest rate swap contracts to manage our exposure to fluctuations in interest rates on our variable-rate debt. At December 31, 2001, $157.2 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $157.2 million of variable-rate debt at December 31, 2001 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

Item 8. Financial Statements and Supplementary Data.

     Our consolidated financial statements listed in Item 14 are filed as part of this report and appear on pages F-2 through F-31.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Non-Employee Directors

     The following presents information about our directors who are not executive officers:

     James H. Black, Jr. has served on our board of directors since 1999. Mr. Black has worked independently as an entrepreneur and consultant since July 2000. Mr. Black was Senior Vice President of ITC/\DeltaCom from July 1999 through July 2000. He was Chairman and Chief Executive Officer of AvData Systems, Inc., a provider of wide area data networks, from 1990 until that company was acquired by ITC/\DeltaCom in July 1999. Mr. Black serves as a director of several privately held corporations including Learn.net, Inc., Air Quality Sciences, Inc., an indoor environmental testing and product certification business, and Norelli & Company, a strategic consulting firm.

     Donald W. Burton has served on our board of directors since 1997. Mr. Burton has served as the Managing General Partner of South Atlantic Venture Funds since 1983 and as the General Partner of The Burton Partnership, Limited Partnership since 1979. Since 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton serves as a director of ITC Holding Company, an investor in and operator of service businesses in the southeastern United States, KNOLOGY Broadband, Inc., a broadband telecommunications services company formerly known as KNOLOGY Holdings, Inc., the Heritage Group of Mutual Funds and several privately held companies.

     Robert A. Dolson has served on our board of directors since 1997. Mr. Dolson has served as President and Chief Executive Officer of United States Sugar Corporation, an integrated family of agribusiness companies, since July 2000. He served as Vice President of the Charles Stewart Mott Foundation, a private philanthropy, from October 1999 to July 2000. Mr. Dolson served as President and Chairman of Continental Water Company, a holding company for regulated water utilities, from 1982 and 1989, respectively, until 1999. He served as President and Chairman of National Enterprises, Inc., the parent company of Continental Water Company, from 1984 and 1989, respectively, until 1999. Mr. Dolson has served as a director of ITC Holding Company, or its predecessor company, since December 1993.

     Campbell B. Lanier, III has served on our board of directors since 1997 and as Vice Chairman since July 2001. Mr. Lanier also served as our Chairman from March 1997 through July 2001. Mr. Lanier has served as Chairman of the Board and Chief Executive Officer of ITC Holding Company, or its predecessor company, since its inception in 1985. Mr. Lanier is an officer and director of several ITC Holding Company subsidiaries and a director of KNOLOGY Broadband, Inc. Mr. Lanier also has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

     James V. Martin has served on our board of directors since 2000. Mr. Martin has served as Chief Operating Officer of Sayers Group, LLC, a value-added technology provider and integrator, since 1993. Before joining Sayers Group, LLC, Mr. Martin served as President of RTO Enterprises, a household consumer product rental enterprise with more than 150 locations. Mr. Martin previously worked in Business Development at GE Capital Corporation and as an accountant with the accounting firm of Coopers & Lybrand.

     R. Gerald McCarley has served on our board of directors since January 2002. Mr. McCarley is a retired partner of the accounting firm of Deloitte & Touche LLP. He retired from that firm in June 1999 after having served as a accounting and audit partner since 1980. Mr. McCarley joined a predecessor of Deloitte & Touche in 1967 and served in various positions before he was appointed a partner in 1980.

     William T. Parr has served on our board of directors since 1997. Mr. Parr has served as Vice Chairman of J. Smith Lanier & Co., an insurance placement company, since 1980. He has served as a director of ITC Holding Company, or its predecessor company, since 1989. Mr. Parr serves as a director of J. Smith Lanier & Co. and Industrial Distribution Group, Inc., a supplier of maintenance, repair, operating and production products.

     William H. Scott, III has served on our board of directors since 1997. Mr. Scott has served as President of ITC Holding Company, or its predecessor company, since December 1991 and as a director of ITC Holding Company, or its predecessor company, since May 1989. He is also an officer and director of several ITC Holding Company subsidiaries. Mr. Scott is a director of KNOLOGY Broadband, Inc. and Innotrac Corporation, a provider of marketing support services.

     William B. Timmerman has served on our board of directors since 1997. Mr. Timmerman has served since 1978 in a variety of management positions at SCANA Corporation, a diversified utility company, including Chief Executive Officer and President. Mr. Timmerman is also a director of SCANA Corporation and Liberty Corporation, a broadcasting company, and has served as a director of ITC Holding Company, or its predecessor company, since 1996.

Executive Officers

     The following presents information about our executive officers:

      Name                      Age   Positions with Company
      ----                      ---   ----------------------
Larry F. Williams............    59   Chairman, Chief Executive Officer and Director
Andrew M. Walker.............    60   President, Chief Operating Officer and Director
Douglas A. Shumate...........    36   Senior Vice President-Chief Financial Officer
Steven D. Moses..............    52   Senior Vice President-Network Services
J. Thomas Mullis.............    58   Senior Vice President-Legal and Regulatory, General
                                      Counsel and Secretary
Roger F. Woodward............    49   Senior Vice President-Sales and Account Services
Thomas P. Schroeder..........    54   Senior Vice President-Large Account Sales
Sara L. Plunkett.............    52   Vice President-Finance

     Larry F. Williams has served as our Chairman and Chief Executive Officer since July 2001 and was appointed to our board of directors in February 2001. From September 2000 to January 2002, Mr. Williams acted as a consultant to telecommunications companies. From December 1994 to September 2000, Mr. Williams served as Chief Executive Officer of AAPT Ltd., a publicly traded telecommunications carrier in Australia. From January 1992 to December 1994, he served as Chief Financial Officer and Chief Operating Officer of AAPT Ltd. Mr. Williams was Executive Vice President, Vice President and Chief Financial Officer of Telecom*USA (SouthernNet) from October 1987 to August 1990, when that company was acquired by MCI Communications Corporation. From August 1990 to January 1992, Mr. Williams served as Vice President of Finance and Administration of MCI Communications Southern division. From November 1980 to October 1987, Mr. Williams served as Vice President, Treasurer and Chief Financial Officer of John H. Harland Co. Mr. Williams currently serves as a director of Learn.net, Inc., a hosted e-learning service provider.

     Andrew M. Walker has served as our Chief Operating Officer since July 2001, our President since April 2000 and our Vice Chairman from April 1998 through July 2001. From March 1997 to July 2001, Mr. Walker served as our Chief Executive Officer. He served as President and Chief Executive Officer of the managing partner of each of Interstate FiberNet and Gulf States FiberNet, predecessors to Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC/\DeltaCom, from November 1994 until March 1997, and as Chief Executive Officer and President of KNOLOGY Broadband, Inc. from July 1996 to February 1997.

     Douglas A. Shumate has served as our Senior Vice President-Chief Financial Officer since March 1997. He served as Chief Financial Officer of the Managing Partners of each of Interstate FiberNet and Gulf States FiberNet from January 1995 until March 1997. From May 1991 to January 1995, he served as Vice President-Finance and Chief Financial Officer of Interstate Telephone Company, a local telephone service provider and wholly-owned subsidiary of ITC Holding Company. From December 1986 through April 1991, Mr. Shumate was employed as a C.P.A. at the accounting firm of Arthur Andersen LLP.

     Steven D. Moses has served as our Senior Vice President-Network Services since March 1997. He served as Vice President of Interstate FiberNet from January 1992 until April 1995 and Chief Operating Officer of Interstate FiberNet from April 1995 until March 1997. From May 1991 to January 1992, Mr. Moses was Director-Special Projects of Interstate Telephone and Valley Telephone Company, a local telephone service provider and a wholly owned-subsidiary of ITC Holding Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. The reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file. Donald W. Burton did not file one report with respect to one transaction on a timely basis. Based solely upon a review of
Section 16(a) reports furnished to us for fiscal 2001 or written representations that no other reports were required, we believe that our Section 16(a) reporting persons otherwise complied with all filing requirements for fiscal 2001.

Item 11. Executive Compensation.

Director Compensation

     Fees. Directors who are not employees of ITC/\DeltaCom receive $750 for each board meeting attended in person, $200 for each board meeting attended by conference telephone and $200 for each committee meeting attended, whether in person or by conference telephone. Directors who are also employees receive no directors' fees. All directors are entitled to reimbursement for their reasonable out-of-pocket travel expenditures.

     Stock Option Grants. The ITC/\DeltaCom, Inc. Director Stock Option Plan generally provides that each non-employee director will receive options to purchase 32,100 shares of common stock upon the director's initial election or appointment to the board of directors. The option exercise price for options granted under the Director Stock Option Plan will be 100% of the fair market value of the shares of common stock at the close of business on the date of grant of the option. Options granted will generally become exercisable with respect to 50% of the shares subject to the options on the second anniversary of the date of grant and with respect to 25% of the shares subject to the options on each of the third and fourth anniversaries of the date of grant. The options will expire ten years and 30 days after the date of grant. The board of directors may amend or terminate the Director Stock Option Plan with respect to shares of common stock as to which options have not been granted.

     In July 2001, the Company made an annual option award to each non-employee director to purchase 7,500 shares of common stock under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan. The terms of the options granted to non-employee directors under this plan generally have substantially the same terms as options granted under the

Director Stock Option Plan.

Executive Compensation

     The following table sets forth the compensation paid to our Chief Executive Officer and to each of our four other most highly compensated executive officers for fiscal 2001, who are referred to collectively as the "named executive officers":


                                                                                   Long Term
                                                                                 Compensation
                                                              Annual             ------------
                                                           Compensation           Securities
                                                           ------------           Underlying         All Other
Name and Principal Position                    Year   Salary ($)   Bonus ($)    Options (#)(4)   Compensation($)(5)
---------------------------                    ----   ----------------------    --------------   ------------------
Larry F. Williams(1)........................   2001     100,000     110,274        1,000,000            7,543
   Chairman and Chief Executive Officer        2000          --          --               --               --
                                               1999          --          --               --               --

Andrew M. Walker(2).........................   2001     230,000      94,010          148,472           21,451
   President and Chief Operating Officer       2000     212,601     136,510            6,652           20,245
                                               1999     163,255      85,334           14,073           15,200

Douglas A. Shumate..........................   2001     184,923      53,862           64,236           18,929
   Senior Vice President-Chief Financial       2000     152,688      59,422            3,562           19,310
   Officer                                     1999     129,383      63,468            6,462           22,861

Steven D. Moses.............................   2001     163,157      36,401           64,236            9,053
   Senior Vice President-Network Services      2000     149,574      51,392            3,252           13,589
                                               1999     119,720      57,943            6,863            8,981

J. Stephen Johnson(3).......................   2001     250,000      69,125          216,223           22,024
   Senior Vice President                       2000     158,654      83,333          200,000           10,015
                                               1999          --          --               --               --

----------
(1) Mr. Williams was appointed Chairman and Chief Executive Officer on July 24, 2001.

(2) Mr. Walker served as President and Chief Executive Officer until July 24, 2001. Upon Mr. Walker's resignation as Chief Executive Officer, he was appointed to the additional position of Chief Operating Officer.

(3) Mr. Johnson became an employee on May 1, 2000 in connection with our acquisition of Bay Data Consultants, Inc.

(4) The options were granted under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan, which permits non-qualified options to be transferred to members of an optionee's immediate family and related trusts and similar entities, provided that the plan's administrator must approve any non-donative transfers.

(5) The amounts shown in the "All Other Compensation" column consist of the following: (a) for Mr. Williams $982 in fiscal 2001 in life insurance premiums; a travel allowance of $4,641 in fiscal 2001; and an automobile allowance of $1,920 in fiscal 2001; (b) for Mr. Walker, $4,404 in fiscal 2001, $2,529 in fiscal 2000 and $1,951 in fiscal 1999 in life insurance premiums; $7,000 in fiscal 2001, $6,800 in fiscal 2000 and $6,400 in fiscal 1999 in matching contributions to our 401(k) retirement savings plan, referred to below as the "401(k) Plan"; a travel allowance of $247 in fiscal 2001, $6,116 in fiscal 2000 and $2,049 in fiscal 1999; an automobile allowance of $4,800 in fiscal 2001, $4,800 in fiscal 2000 and $4,800 in fiscal 1999; and an executive benefit for estate planning assistance of $5,000 in fiscal 2001; (c) for Mr. Shumate, $432 in fiscal 2001, $348 in fiscal 2000 and $213 in fiscal 1999 in life insurance premiums; $7,000 in fiscal 2001, $6,800 in fiscal 2000 and $6,400 in fiscal 1999 in matching contributions to the 401(k) Plan; a travel allowance of $5,507 in fiscal 2001, $3,552 in fiscal 2000 and $11,448 in fiscal 1999; an automobile allowance of $4,800 in fiscal 2001, $4,800 in fiscal 2000 and $4,800 in fiscal 1999; and an executive benefit for estate planning assistance of $1,190 in fiscal 2001 and $3,810 in fiscal 2000; (d) for Mr. Moses, $1,038 in fiscal 2001, $905 in fiscal 2000 and $498 in fiscal 1999 in life insurance premiums; $5,250 in fiscal 2001, $5,250 in fiscal 2000 and $5,000 in fiscal 1999 in matching contributions to the 401(k) Plan; a travel allowance of $2,497 in fiscal 2001, $2,291 in fiscal 2000 and $3,356 in fiscal 1999; the value of the personal use of a Company vehicle, as calculated under Internal Revenue Service Regulations of $268 in fiscal 2001, $143 in fiscal 2000 and $127 in fiscal 1999; and a $5,000 executive benefit for estate planning assistance in 2000; (e) for Mr. Johnson, $667 in fiscal 2001 and $353 in fiscal 2000 for life insurance premiums; $5,250 in fiscal 2001 and $577 in fiscal 2000 in matching contributions to the 401(k) Plan; a travel allowance of $4,441 in fiscal 2001; an automobile allowance of $11,666 in fiscal 2001 and $7,420 in fiscal 2000; and a $1,665 executive benefit for estate planning assistance in fiscal 2000.

Stock Option Grants in Fiscal 2001

     The following table sets forth information concerning all stock options granted during fiscal 2001 to the named executive officers:

                        Option Grants in Last Fiscal Year


                                         Individual Grants
                        ---------------------------------------------------
                                                                              Potential Realizable
                                                                                    Value at
                                                                                  Assumed Annual
                        Number of      Percent of                                 Rates of Stock
                          Shares     Total Options                              Price Appreciation
                        Underlying     Granted to    Exercise                   for Option Term (3)
                          Options    Employees in      Price     Expiration   ---------------------
     Name               Granted(1)    Fiscal Year    ($/Share)    Date (2)      5%($)       10%($)
     ----               ----------   -------------   ---------   ----------   ---------------------
Larry F. Williams ...    1,000,000        17.5          3.45       7/24/11    2,169,670   5,498,403
Andrew M. Walker ....       48,472          .8          9.00       1/30/11      274,352     695,266
                           100,000         1.8          3.45       7/24/11      216,967     549,840
Douglas A. Shumate ..       24,236          .4          9.00       1/30/11      137,176     347,633
                            40,000          .7          3.45       7/24/11       86,787     219,936
Steven D. Moses .....       24,236          .4          9.00       1/30/11      137,176     347,633
                            40,000          .7          3.45       7/24/11       86,787     219,936
J. Stephen Johnson ..       16,223          .3          9.00       1/30/11       91,822     232,697
                           200,000         3.5          3.45       7/24/11      433,934   1,099,681

----------

(1) All options granted to the named executive officers were granted under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan and are exercisable for shares of common stock. These options will generally become exercisable with respect to 50% of the shares subject to such options on the second anniversary of the date of grant and with respect to 25% of the shares subject to such options on each of the third and fourth anniversaries of the date of grant. The 1997 Stock Option Plan permits non-qualified options to be transferred to members of an optionee's immediate family and related trusts and similar entities, provided that the plan's administrator must approve any non-donative transfers.

(2)  The term of each option generally may not exceed ten years.

(3) The potential realizable value is calculated based on the fair market value on the date of grant, which is equal to the exercise price of the option, assuming that the shares appreciate in value from the option grant date compounded annually until the end of the option term at the rate specified, 5% or 10%, and that the option is exercised and sold on the last day of the option term for the appreciated share price. The assumed rates of appreciation are specified in the rules and regulations of the SEC and do not represent our estimate or projection of future prices of the shares. There is no assurance provided to any named executive officer or any other holder of common stock that the actual stock price appreciation over the term of the applicable options will be at the assumed 5% and 10% levels or at any other defined level.

Stock Option Exercises in Fiscal 2001

     The following table sets forth information concerning all stock options exercised during fiscal 2001 and unexercised stock options held at the end of that fiscal year by the named executive officers:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


                                                                    Number of Securities           Value of Unexercised
                                                                   Underlying Unexercised          In-the-Money Options
                                      Shares                    Options at Fiscal Year-End(#)     at Fiscal Year-End($)(1)
                                   Acquired on       Value      -----------------------------   ---------------------------
     Name                          Exercise(#)    Realized($)    Exercisable   Unexercisable    Exercisable   Unexercisable
                                   -----------    -----------    -----------   -------------    -----------   -------------
Larry F. Williams ..............          --             --             --       1,032,100           --            --
Andrew M. Walker ...............          --             --        500,444         171,029           --            --
Douglas A. Shumate .............          --             --        245,577          74,937           --            --
Steven D. Moses ................      12,000         80,810        184,281          75,674           --            --
J. Stephen Johnson .............          --             --             --         416,223           --            --

----------
(1) Represents the difference between the exercise price and the closing price of the common stock on the Nasdaq National Market on December 31, 2001, the last trading day in fiscal 2001.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

     The compensation committee of the board of directors has prepared the following report on our policies with respect to the compensation of executive officers for the fiscal year ended December 31, 2001. The compensation committee is charged with making decisions with respect to the compensation of the our executive officers and administering our stock option plans. No member of the compensation committee is an employee of ITC/\DeltaCom or its subsidiaries. During 2001, the Compensation Committee consisted of James H. Black, Jr., O. Gene Gabbard, William T. Parr and William H. Scott, III. Mr. Gabbard resigned from the compensation committee in January 2002.

Compensation Policies for Executive Officers

     The compensation policies of the Company are designed to attract, motivate and retain experienced and qualified executives, increase the overall performance of the Company, increase stockholder value and improve the performance of individual executives.

     The compensation committee seeks to provide competitive salaries based upon individual performance together with annual cash bonuses based on the Company's overall performance relative to corporate objectives, taking into account individual contributions, teamwork and performance levels. In addition, it is the Company's policy to grant stock options to executives upon their commencement of employment with the Company and annually thereafter in order to strengthen the alliance of interest between the executives and the Company's stockholders and to give executives the opportunity to reach top compensation levels of the competitive market based on the Company's performance, as reflected in the market price of the common stock.

     The following describes the elements of compensation generally available to executives under the compensation committee's compensation policies, with specific reference to compensation reported for 2001.

     Base Salaries. Base salaries of executives are initially determined by evaluating the responsibilities of the executive's position, the experience and knowledge of the individual, and the competitive marketplace for executive talent. This evaluation includes a comparison of the Company's executive base salaries to base salaries for comparable positions at peer public companies in the Company's geographic region. Base salaries for executive officers are reviewed annually by the compensation committee based upon, among other things, individual performance and responsibilities.

     Annual salary adjustments are recommended by the chief executive officer after evaluating the previous year's performance of each executive officer and considering the new responsibilities of such officers. The compensation committee performs the same review of the performance of the chief executive officer. Individual performance ratings take into account such factors as the achievement of specific goals that are defined by reference to the Company's strategic plan and the attainment of specific individual objectives. The factors affecting base salary levels are not assigned specific weights, but are subject to adjustment by the compensation committee.

     Bonuses. The Company's annual bonuses to its executive officers are based on both corporate and individual performance, as measured by reference to factors that reflect objective performance criteria over which management generally has the ability to exert some degree of control. These corporate performance factors include revenue and earnings targets established in the Company's annual budget as well as various operational objectives of the Company. Bonuses for 2001, which were paid in 2002, were based upon the achievement of such financial and operating factors.

     Stock Options. A third component of an executive officer's compensation consists of awards under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan, pursuant to which the Company grants executive officers and other key employees options to purchase shares of common stock.

     The compensation committee grants stock options to the Company's executives in order to align their interests with the interests of the stockholders. Stock options are considered by the compensation committee to be an effective long-term incentive because an executive's gains are linked to increases in the value of the common stock, which in turn provides stockholder gains. The compensation committee generally grants options to new executive officers and other key employees upon their commencement of employment with the Company and on an annual basis thereafter. The options generally are granted at an exercise price equal to the closing market price of the common stock at the date of the grant. Options granted to executive officers typically vest over a period of two to four years following the date of grant. The maximum option term is ten years. The full benefit of the options is realized upon appreciation of the stock price in future periods, thus providing an incentive to create value for the Company's stockholders through appreciation of stock price. The Company's management believes that stock options have been helpful in attracting and retaining skilled executive personnel.

     Stock option grants made to executive officers in 2001 reflect significant individual contributions relating to the Company's operations and implementation of the Company's objectives. Certain newly hired executive officers, including the chief executive officer, also received stock option grants at the time of their employment with the Company. During 2001, the Company granted stock options to purchase an aggregate of 1,493,167 shares of common stock to the Company's five most highly compensated executive officers. The per share option exercise prices of options granted to these executive officers during 2001 ranged from $3.45 to $9.00, which equaled the fair market value of a share of common stock on the dates of grant.

     Other. The Company has adopted a contributory 401(k) retirement plan for all of its employees, including executive officers who are age 21 and over and have at least six months and 500 hours of service with the Company. The 401(k) plan provides that each participant may contribute up to 15% of the participant's salary, but not to exceed the annual statutory limit. The Company generally makes matching contributions to each participant's account equal to 100% of the first 2% and 50% of the next 4% of such participant's annual contribution by salary and/or bonus deferral to the 401(k) plan.

Chief Executive Officer Compensation

     The executive compensation policy described above was applied in setting the compensation of Mr. Walker, who served as chief executive officer until July 24, 2001, and the compensation of Mr. Williams, who has served as chief executive officer beginning on July 24, 2001. The chief executive officer generally participates in the same executive compensation plans and arrangements available to the other senior executives. Accordingly, the compensation of the chief executive officer also consists of annual base salary, annual bonus and long-term equity-linked compensation. The compensation committee's general approach in establishing the chief executive officer's compensation is to be competitive with peer companies, but to have a large percentage of his target compensation based upon the long-term performance of the Company, as reflected in part in the market price of the common stock.

     A base salary of $230,000 was established for Mr. Walker's service as chief executive officer for the year ended December 31, 2001. Mr. Walker also received a cash bonus of $94,010 relating to his service as an executive officer during fiscal 2001, including the portion of fiscal 2001 during which he served as chief executive officer. These amounts were based on, among other factors, the Company's 2000 performance and the 2000 compensation of chief executive officers of comparable companies, although Mr. Walker's compensation was not linked to any particular group of these companies. Mr. Walker was also granted options to purchase 148,472 shares of common stock in 2001 under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan.

     Mr. Williams's compensation for the portion of the year ended December 31, 2001 during which he served as chief executive officer included $100,000 in base salary and a $110,274 cash bonus. Mr. Williams's salary and bonus payments for 2001 were based on, among other factors, the 2000 compensation of chief executive officers of comparable companies, although his compensation was not linked to any particular group of these companies. Mr. Williams was also granted options to purchase 1,000,000 shares of common stock in 2001 under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan upon his appointment as chief executive officer. The compensation committee believed that the size of this grant was justified in light of Mr. Williams's expertise and qualifications and the current circumstances affecting the Company and its industry.

Compensation Deductibility Policy

     Under Section 162(m) of the Internal Revenue Code and applicable Treasury regulations, no tax deduction is allowed for annual compensation in excess of $1 million paid to any of the Company's five most highly compensated executive officers. However, performance-based compensation that has been approved by stockholders is excluded from the $1 million limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals. The compensation committee intends to maximize the extent of tax deductibility of executive compensation under the provisions of Section 162(m) so long as doing so is compatible with its determinations as to the most appropriate methods and approaches for the design and delivery of compensation to the Company's executive officers.

                                                 Respectfully submitted,

                                                 Compensation Committee

                                                 James H. Black, Jr.
                                                 William T. Parr
                                                 William H. Scott, III

Compensation Committee Interlocks and Insider Participation

     James H. Black, Jr., William T. Parr, William H. Scott, III and O. Gene Gabbard served as members of the compensation committee during fiscal 2001. Mr. Gabbard resigned as a member of the board of directors and the compensation committee in January 2002. Before his appointment to the board of directors in July 2000, Mr. Black served as a Senior Vice President of ITC/\DeltaCom from July 1999 through July 2000. For a description of transactions between our company and entities with which members of the compensation committee in fiscal 2001 are affiliated or associated, see "Certain Relationships and Related Transactions."

Stockholder Return Performance Graph

     The following graph and table show the cumulative total stockholder return on our common stock compared to the Standard & Poor's 500 Stock Index and the Nasdaq Telecommunications Index, which is composed of stocks of publicly traded companies which are principally in the telecommunications business, for the periods between October 24, 1997, the date the common stock began trading on the Nasdaq National Market, and December 31, 2001, the last trading day in fiscal 2001. The graph assumes $100 was invested (1) on October 24, 1997 in our common stock, (2) on September 30, 1997 in the Standard & Poor's 500 Stock Index and
(3) on September 30, 1997 in the Nasdaq Telecommunications Index. Total stockholder return is measured by dividing total dividends, assuming dividend reinvestment, plus share price change for a period, by the share price at the beginning of the measurement period.

                            Total Stockholder Returns

                              [CHART APPEARS HERE]

                                 Indexed Returns

                                                                       Years Ended December 31,
                                                                       ------------------------
                                             Base Period
      Company/Index                       October 24, 1997*    1997     1998     1999     2000    2001
                                          -----------------   ------   ------   ------   ------   ----
ITC/\DeltaCom, Inc. ....................         100           83.02   153.46   277.99    54.25     8.75

S&P 500 Stock Index ...................          100          102.87   132.27   160.10   145.52   128.23

Nasdaq Telecom Index ..................          100          108.47   179.52   320.28   136.41    91.33


------------
* The Base Period with respect to the S&P 500 Index and the Nasdaq Telecom Index is September 30, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information presented below regarding beneficial ownership of our capital stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of shares of capital stock includes any shares as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option or other right. Beneficial ownership also includes any additional shares of capital stock which a person has the right to acquire during such 60-day period as a result of the accrual of dividends payable in shares of capital stock.

     The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person (which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days) by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting or investment power within 60 days. As used in this report, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Unless otherwise indicated below, each of the stockholders listed has sole voting and dispositive power with respect to the shares shown as beneficially owned.

Principal Stockholders

     Beneficial Ownership of Common Stock. As of January 31, 2002, there were 62,364,768 shares of common stock outstanding. The following table presents, as of January 31, 2002, information based upon our records and filings with the SEC regarding each person, other than a director or executive officer of ITC/\DeltaCom, known to us to be the beneficial owner of more than 5% of the common stock:

                                                   Amount of
               Name and Address of                 Beneficial      Percent
                Beneficial Owner                   Ownership    of Class (%)
                ----------------                   ----------   ------------
ITC Holding Company, Inc........................   19,114,827       23.5
   3300 20th Avenue
   Valley, Alabama 36854
SCANA Corporation...............................   12,776,085       18.2
   1426 Main Street
   Columbia, South Carolina 29201
HBK Investments L.P.............................    5,598,955        8.3
   300 Crescent Court, Suite 700
   Dallas, Texas 75201
American Water Works Company, Inc...............    4,017,264        6.4
   1025 Laurel Oak Road
   Vorhees, New Jersey 08043
J. Smith Lanier, II.............................    3,200,492        5.1
   J. Smith Lanier & Co.
   P.O. Box 70
   300 West Tenth Street
   West Point, Georgia 31833

     The information concerning ITC Holding Company, Inc. above is based upon our records and a Schedule 13D/A filed with the SEC on September 6, 2001. ITC Holding Company shares voting power and dispositive power with respect to 18,808,844 of the shares shown with its indirect wholly-owned subsidiary, ITC Telecom Ventures, Inc., and with respect to 305,983 of the shares shown with its direct wholly owned subsidiary, ITC Service Company, Inc. The shares shown are composed of the following: 305,983 shares of common stock outstanding as of January 31, 2002; 3,732,906 shares of common stock issuable as of, and within 60 days after, January 31, 2002 upon conversion of 20,859.802 shares of Series B-1 preferred stock beneficially owned as of January 31, 2002;

10,898,306 shares of common stock issuable as of, and within 60 days after, January 31, 2002 upon conversion of 27,353.343 shares of Series B-2 preferred stock beneficially owned as of January 31, 2002; and 4,177,632 shares of common stock issuable as of January 31, 2002 upon exercise of outstanding common stock purchase warrants. The outstanding shares of common stock are held of record by ITC Service Company. The Series B-1 preferred stock, Series B-2 preferred stock and common stock purchase warrants are held of record by ITC Telecom Ventures.

     The information concerning SCANA Corporation above is based upon our records and a Schedule 13G/A filed with the SEC on April 10, 2001. SCANA Corporation has sole voting and dispositive power with respect to 4,702,416 of the shares shown and shares voting power and dispositive power with respect to 8,073,669 of the shares shown with its subsidiaries, SCANA Communications, Inc. and SCANA Communications Holdings, Inc. The shares shown are composed of the following: 5,112,127 shares of common stock outstanding as of January 31, 2002; 2,961,542 shares of common stock issuable as of, and within 60 days after, January 31, 2002 upon conversion of 1,480,771 outstanding shares of Series A convertible preferred stock beneficially owned as of January 31, 2002; 933,227 shares of common stock issuable as of, and within 60 days after, January 31, 2002 upon conversion of 5,214.95 shares of Series B-1 preferred stock beneficially owned as of January 31, 2002; 2,724,781 shares of common stock issuable as of, and within 60 days after, January 31, 2002 upon conversion of 6,838.849 shares of Series B-2 preferred stock beneficially owned as of January 31, 2002; and 1,044,408 shares of outstanding common stock issuable as of January 31, 2002 upon exercise of common stock purchase warrants. The outstanding shares of common stock and the shares of Series A preferred stock are held of record by SCANA Communications Holdings, Inc. The Series B-1 preferred stock, Series B-2 preferred stock and common stock purchase warrants are held of record by SCANA Corporation.

     The information concerning HBK Investments L.P. above is based upon our records and a Schedule 13G filed with the SEC on February 14, 2002. HBK Investments has sole voting power and dispositive power with respect to all of the shares shown pursuant to an investment management agreement with HBK Master Fund L.P. The shares shown are composed of the following: 810,000 shares of common stock outstanding as of January 31, 2002; 933,227 shares of common stock issuable as of, and within 60 days after, January 31, 2002 upon conversion of 5,214.95 shares of Series B-1 preferred stock beneficially owned as of January 31, 2002; 2,724,781 shares of common stock issuable as of, within 60 days after, January 31, 2002 upon conversion of 6,838.849 shares of Series B-2 preferred stock shares beneficially owned as of January 31, 2002; 1,044,408 shares of common stock issuable as of January 31, 2002 upon exercise of common stock purchase warrants; and 86,539 shares of common stock issuable as of January 31, 2002 upon conversion of $2,308,000 aggregate principal amount of our 4 1/2% convertible subordinated notes due 2006. All of these securities are held of record by HBK Master Fund L.P.

     The information concerning J. Smith Lanier, II is based upon a Schedule 13G/A filed with the SEC on February 11, 2002, in which Mr. Lanier reported that he has sole voting power and sole dispositive power with respect to 1,951,694 of the shares shown and that he shares voting power and dispositive power with respect to 1,248,798 of the shares shown. Shares for which Mr. Lanier has sole voting and dispositive power include 45,904 shares that Mr. Lanier has the right to purchase within 60 days after January 31, 2002 and 27,542 shares held in Mr. Lanier's Individual Retirement Account. Shares for which Mr. Lanier shares voting and dispositive power include 648,798 shares held of record by Mr. Lanier's wife and 600,000 shares held of record by the J. Smith Lanier Charitable Remainder Trust.

     Beneficial Ownership of Series B Preferred Stock. As of January 31, 2002, there were 31,289.702 shares of Series B-1 preferred stock and 41,031.041 shares of Series B-2 preferred stock outstanding. The following table presents, as of January 31, 2002, information based upon our records and filings with the SEC regarding each person known to us to be the beneficial owner of more than 5% of the Series B-1 preferred stock or Series B-2 preferred stock:

                                                   Series B-1 Preferred Stock   Series B-2 Preferred Stock
                                                   --------------------------   --------------------------
                                                      Amount of                    Amount of
                 Name and Address of                 Beneficial     Percent       Beneficial     Percent
                  Beneficial Owner                    Ownership    of Class(%)     Ownership    of Class(%)
                  ----------------                   ----------    -----------    ----------    -----------

ITC Holding Company, Inc .......................     20,859.802      66.7         27,353.343      66.7
   3300 20th Avenue
   Valley, Alabama 36854
SCANA Corporation ..............................       5,214.95      16.7          6,838.849      16.7
   1426 Main Street
   Columbia, South Carolina 29201
HBK Investments L.P. ...........................       5,214.95      16.7          6,838.849      16.7
   300 Crescent Court, Suite 700
   Dallas, Texas 75201


     The information concerning beneficial ownership of the Series B-1 preferred stock and Series B-2 preferred stock does not include an aggregate of 615.395 shares of Series B-1 preferred stock and 806.303 shares of Series B-2 preferred stock which will become payable on April 15, 2002 as dividends accrued on the Series B preferred stock during the period from January 1, 2002 through March 31, 2002.

     The information concerning ITC Holding Company, Inc. above is based upon our records and a Schedule 13D/A filed with the SEC on September 6, 2001. ITC Holding Company shares voting power and dispositive power with respect to all of the shares shown with its indirect wholly owned subsidiary, ITC Telecom Ventures, Inc. All of the shares shown are held of record by ITC Telecom Ventures.

     The information concerning SCANA Corporation above is based upon our records and a Schedule 13G/A filed with the SEC on April 10, 2001. SCANA Corporation has sole voting and dispositive power with respect to all of the shares shown. All of the shares shown are held of record by SCANA Corporation.

     The information concerning HBK Investments L.P. above is based on our records and a Schedule 13G filed with the SEC on February 14, 2002. HBK Investments has sole voting power and dispositive power with respect to all of the shares shown pursuant to an investment management agreement with HBK Master Fund L.P. All of the shares shown are held of record by HBK Master Fund L.P.

Security Ownership of Directors and Executive Officers

     The following table presents, as of January 31, 2002, information regarding the beneficial ownership of the common stock by the following persons:

     .    each director;

     . our chief executive officer and the other executive officer named in the summary compensation table under "Executive Compensation" above; and

     .    all of our directors and executive officers as a group.

                                                                  Amount and Nature of
                            Name of                                    Beneficial          Percent
                        Beneficial Owner                             Ownership (1)       of Class (%)
                        ----------------                          --------------------   ------------
James H. Black, Jr. ...........................................           194,646               *
Donald W. Burton ..............................................           667,768             1.1
Robert A. Dolson...............................................            80,004               *
J. Stephen Johnson ............................................                 -               -
Campbell B. Lanier, III .......................................         6,640,593            10.5
James V. Martin ...............................................             5,000               *
R. Gerald McCarley.............................................                 -               -
Steven D. Moses................................................           280,742               *
William T. Parr ...............................................           336,920               *
William H. Scott, III .........................................           822,879             1.3
Douglas A. Shumate ............................................           339,115               *
William B. Timmerman ..........................................        12,856,089            18.3
Andrew M. Walker ..............................................           722,057             1.1
Larry F. Williams .............................................            50,037               *
All executive officers and directors as a group (18 persons)...        23,869,837            32.5


----------
*    Less than one percent.

     Unless otherwise indicated below, the address of each person included in the foregoing table is c/o ITC/\DeltaCom, Inc., 1791 O.G. Skinner Drive, West Point, Georgia 31833.

     Shares beneficially owned by Mr. Black include 50,000 shares that Mr.
Black has the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options. Shares beneficially owned by Mr. Black for which he shares voting and dispositive power include 55,175 shares owned jointly with Mr. Black's wife, 355 shares held of record by Mr. Black's minor daughter and 355 shares held of record by Mr. Black's son.

     Shares beneficially owned by Mr. Burton include 77,872 shares that Mr. Burton has the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options, 364,174 shares held of record by Snake River Partners, 167,878 shares and 55,960 shares held of record by two different limited partnerships, 804 shares held of record by South Atlantic Capital Corporation, of which Mr. Burton is a director and sole shareholder, and 80 shares held of record by Mr. Burton's son. Mr. Burton either is or controls the general partner of each of the partnerships identified in the preceding sentence.

     Shares beneficially owned by Mr. Dolson include 78,004 shares that Mr. Dolson has the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options.

     The information concerning Mr. Lanier above is based upon our records and a
Schedule 13D/A filed with the SEC on October 17, 2000. Shares beneficially owned by Mr. Lanier include 810,818 shares that Mr. Lanier has the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options. Shares beneficially owned by Mr. Lanier for which he shares voting and dispositive power include 2,412 shares held of record by Mr. Lanier's wife, 114,760 shares held of record by the Campbell Lanier, Jr. Irrevocable Life Insurance Trust, of which Mr. Lanier is co-trustee, and 9,911 shares held of record by the C. B. Lanier, Jr., Marital Trust, of which Mr. Lanier is co-trustee. Mr. Lanier's address is c/o ITC/\DeltaCom, Inc., 1791 O.G. Skinner Drive, West Point,
Georgia 31833.

     Shares beneficially owned by Mr. Moses include 192,014 shares that Mr. Moses has the right to purchase within 60 days after January 31, 2002 pursuant to the exercise of options. Shares beneficially owned by Mr. Moses for which he shares voting and dispositive power include 275 shares held of record by Mr. Moses's wife and 3,203 shares held of record by Mr. Moses's minor son. Shares beneficially owned by Mr. Moses for which he holds dispositive power include 1,853 shares credited to his participant account in our 401(k) retirement savings plan, which are voted by the plan's trustees.

     Shares beneficially owned by Mr. Parr include 78,004 shares that Mr. Parr has the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options. Shares beneficially owned by Mr. Parr for which he shares voting and dispositive power include 2,000 shares held of record by Mr. Parr's wife.

     Shares beneficially owned by Mr. Scott include 497,472 shares that Mr. Scott has the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options. Shares beneficially owned by Mr. Scott for which he shares voting and dispositive power include 2,524 shares held of record by Mr. Scott's wife, 458 shares held of record by Mr. Scott's minor daughter, and 47,162 shares held in a trust for Mr. Scott's minor daughter, of which Mr. Scott's wife is co-trustee.

     Shares beneficially owned by Mr. Shumate include 252,531 shares that Mr. Shumate has the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options. Shares beneficially owned by Mr. Shumate for which he shares voting and dispositive power include 2,422 shares held of record by Mr. Shumate's wife, 10 shares held of record by Mr. Shumate's minor daughter and 54 shares held of record by Mr. Shumate's minor son. Shares beneficially owned by Mr. Shumate for which he holds dispositive power include 1,756 shares credited to his participant account in our 401(k) retirement savings plan, which are voted by the plan's trustees.

     Shares beneficially owned by Mr. Timmerman include 78,004 shares that Mr. Timmerman has the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options. Shares beneficially owned by Mr. Timmerman for which he shares voting power include the shares of common stock shown as beneficially owned by SCANA Corporation under "Principal Stockholders." Mr. Timmerman is the Chief Executive Officer of SCANA Corporation. Mr. Timmerman disclaims beneficial ownership of all such shares. Mr. Timmerman's address is c/o SCANA Corporation, 1426 Main Street, Columbia, South Carolina 29201.

     Shares beneficially owned by Mr. Walker include 515,406 shares that Mr. Walker has the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options. Shares beneficially owned by Mr. Walker for which he shares voting and dispositive power include 228 shares held of record by Mr. Walker's wife. Shares beneficially owned by Mr. Walker for which he holds dispositive power include 11,945 shares credited to his participant account in our 401(k) retirement savings plan, which are voted by the plan's trustees.

     The shares beneficially owned by all directors and executive officers as a group include 3,410,887 shares which all directors and executive officers as a group have the right to purchase within 60 days of January 31, 2002 pursuant to the exercise of options.

Item 13. Certain Relationships and Related Transactions.

     We have adopted a policy requiring that any material transactions between ITC/\DeltaCom and persons or entities affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arm's-length transactions with independent third parties.

     The following is a summary of certain transactions from January 1, 2001 through February 28, 2002 among ITC/\DeltaCom and our directors, executive officers, beneficial owners of more than 5% of the common stock or either series of the Series B preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

Transactions with ITC Holding Company and Affiliates

     We entered into the transactions with ITC Holding Company, its subsidiaries and its affiliates described below. Except as described below, the following seven of our 11 directors were also directors of ITC Holding Company from January 1, 2001 through February 28, 2002: Campbell B. Lanier, III, Donald W. Burton, Robert A. Dolson, O. Gene Gabbard, William T. Parr, William H. Scott, III and William B. Timmerman. Mr. Gabbard resigned from our board of directors in January 2002. Two of our directors are also executive officers of ITC Holding Company. One of our directors, Campbell B. Lanier, III, has served as Chairman and Chief Executive Officer of ITC Holding Company, or its predecessor company, since 1985. The second director, William H. Scott, III, has served as President of ITC Holding Company, or its predecessor company, since 1991. As a result of its purchase of the Series B-1 preferred stock and Series B-2 preferred stock in fiscal 2001, ITC Holding Company became the beneficial owner of more than 5% of the common stock and of each series of the Series B preferred stock. See "Principal Stockholders" for information about ITC Holding Company's beneficial ownership of these securities.

     Series B Preferred Stock Investment. Under an investment agreement, dated as of February 27, 2001, as amended, among ITC/\DeltaCom, ITC Holding Company, SCANA Corporation and HBK Master Fund L.P., ITC Holding Company committed to purchase up to $150 million in Series B preferred stock and related common stock purchase warrants in multiple closings. On May 29, 2001, ITC Holding Company reduced its purchase commitment to $100 million by assigning $25 million of its $150 million purchase commitment to SCANA Corporation and $25 million of its purchase commitment to HBK Master Fund L.P.

     At an initial closing under the investment agreement held on June 20, 2001, ITC Holding Company purchased, for a total purchase price of $20 million, 20,000 shares of Series B-1 preferred stock and warrants having a total exercise price of $6 million. The initial conversion price of the Series B-1 preferred stock and the initial exercise price of the warrants issued on that date was $5.70 per share. At a second closing under the investment agreement held on September 5, 2001, ITC Holding Company purchased, for a total purchase price of $26.7 million, 26,666 shares of Series B-2 preferred stock and warrants having a total exercise price of $8 million. The initial conversion price of the Series B-2 preferred stock and the initial exercise price of the warrants issued on that date was $2.56 per share. On October 15, 2001, we issued to ITC Holding Company
448.960 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the dividend period from June 20, 2001 through September 30, 2001. On January 15, 2002, we issued to ITC Holding Company
410.842 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the quarterly dividend period ended on December 31, 2001 and 687.343 shares of Series B-2 preferred stock as payment-in-kind dividends on the Series B-2 preferred stock for the dividend period from September 5, 2001 through December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity" and Note 7 to our consolidated financial statements included elsewhere in this report for information about the terms of the outstanding Series B preferred stock and warrants.

     Under the investment agreement, we have agreed to pay ITC Holding Company's reasonable fees and expenses, including up to $75,000 of the fees and expenses of ITC Holding Company's financial adviser, which ITC Holding Company incurs in connection with the negotiation, preparation, execution, delivery and performance of the investment agreement and to pay up to a total of $150,000 of the reasonable fees and expenses incurred by other investors in connection with any assignment by ITC Holding Company to such investors of any portion of its purchase commitment under the investment agreement. In fiscal 2001, we made total payments of $120,000 on behalf of ITC Holding Company under this provision.

     Under the investment agreement, we have agreed to pay the legal fees and other expenses that may be incurred by ITC Holding Company or its officers, directors or controlling persons as a result of any lawsuit or other legal proceeding in connection with the investment agreement. In fiscal 2001, we made total payments of $141,000 on behalf of ITC Holding Company under this provision in connection with a lawsuit that was filed in April 2001 and settled in August 2001.

     Telecommunications Services Transactions. We sell or have sold capacity on our fiber optic network to several entities which are or, during 2001, were subsidiaries or affiliates of ITC Holding Company, including Powertel, Inc., Powertel PCS, Inc., KNOLOGY Broadband, Inc. and Earthlink, Inc. Together, these entities paid us approximately $2.9 million for such capacity for fiscal 2001 and approximately $63,000 for such capacity for the period from January 1, 2002 through February 28, 2002.

     We provide long distance and carrier switched long distance service to several subsidiaries and affiliates of ITC Holding Company, including KNOLOGY, InterCall, Inc., Interstate Telephone Company, Valley Telephone Company, InView and Powertel. Together, these entities paid us approximately $4.8 million for fiscal 2001. We also earn commissions by serving as agent for certain interexchange carriers doing business with InterCall. Under these agreements, we contract with the interexchange carrier and rebill the appropriate access charges plus a margin to InterCall. InterCall paid us commissions totaling approximately $1.8 million for fiscal 2001 and $249,000 for the period from January 1, 2002 through February 28, 2002.

     We provide directory assistance and operator service to Powertel, Interstate Telephone, Valley Telephone, Globe Telecommunications, Inc. and KNOLOGY. Revenues recorded by us for these services were approximately $1.6 million for fiscal 2001 and $62,000 for the period from January 1, 2002 through February 28, 2002.

     We purchased feature group access and other services from Interstate Telephone, Valley Telephone, Globe Telecommunications and KNOLOGY totaling approximately $809,000 for fiscal 2001 and $116,000 for the period from January 1, 2002 through February 28, 2002.

     InterCall provides conference calling services to us. We paid approximately $285,000 for such services for fiscal 2001 and $20,000 for such services for the period from January 1, 2002 through February 28, 2002.

     ITC Service Company, a subsidiary of ITC Holding Company, provides us and our subsidiaries with air travel services. We paid $390,000 to ITC Service Company for air travel services during fiscal 2001 and $18,000 for the period from January 1, 2002 through February 28, 2002.

Transactions with SCANA and Affiliates

     We entered into the transactions with SCANA Corporation and its subsidiaries described below. Mr. Timmerman, a director and stockholder of ITC/\DeltaCom, is also Chairman, President and Chief Executive Officer of SCANA. SCANA is the beneficial owner of more than 5% of the common stock and of each series of the Series B preferred stock. See "Principal Stockholders" for information about SCANA's beneficial ownership of these securities.

     Series B Preferred Stock Investment. On May 29, 2001, ITC Holding Company assigned $25 million of its $150 million purchase commitment under the Series B preferred stock investment agreement to SCANA Corporation. At the initial closing under the investment agreement held on June 20, 2001, SCANA purchased, for a total purchase price of $5 million, 5,000 shares of Series B-1 preferred stock and warrants having a total exercise price of $1.5 million. The initial conversion price of the Series B-1 preferred stock and the initial exercise price of the warrants issued on that date was $5.70 per share. At a second closing under the investment agreement held on September 5, 2001, SCANA purchased, for a total purchase price of $6.7 million, 6,667 shares of Series B-2 preferred stock and warrants having a total exercise price of $2 million. The initial conversion price of the Series B-2 preferred stock and the initial exercise price of the warrants issued on that date was $2.56 per share. On October 15, 2001, we issued to SCANA 112.240 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred for the dividend period from June 20, 2001 through September 30, 2001. On January 15, 2002, we issued to SCANA 102.710 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the quarterly dividend period ended on December 31, 2001 and 171.849 shares of Series B-2 preferred stock as payment-in-kind dividends on the Series B-2 preferred stock for the dividend period from September 5, 2001 through December 31, 2001.

     Under the investment agreement, we have agreed to pay up to a total of $150,000 of the reasonable fees and expenses of investors other than ITC Holding Company in connection with any assignment by ITC Holding Company to such investors of any portion of its purchase commitment under the investment agreement.

     Retail Services. We provide retail services, including local and long distance telephone services, data services and Internet access, to SCANA and some of SCANA's subsidiaries. We billed those entities a total of approximately $1.5 million for such services in fiscal 2001 and approximately $256,000 for such services from January 1, 2002 through February 28, 2002.

     Leases. We lease office space and space for telecommunications switching equipment at various locations in Columbia, South Carolina from a subsidiary of SCANA. Under the lease agreements, we paid approximately $157,000 in fiscal 2001 and approximately $118,000 for such services from January 1, 2002 through February 28, 2002.

Transaction with Affiliates of HBK Investments

     We entered into the Series B preferred stock investment transaction with HBK Master Fund L.P., an affiliate of HBK Investments L.P. In connection with the transaction, HBK Investments became the beneficial owner of more than 5% of the common stock and of each series of the Series B preferred stock. See "Principal Stockholders" for information about the beneficial ownership of these securities by HBK Investments.

     On May 29, 2001, ITC Holding Company assigned $25 million of its $150 million purchase commitment under the Series B preferred stock investment agreement to HBK Master Fund L.P. At the initial closing under the investment agreement held on June 20, 2001, HBK Master Fund purchased, for a total purchase price of $5 million, 5,000 shares of Series B-1 preferred stock and warrants having a total exercise price of $1.5 million. The initial conversion price of the Series B-1 preferred stock and the initial exercise price of the warrants issued on that date was $5.70 per share. At a second closing under the investment agreement held on September 5, 2001, HBK Master Fund purchased, for a total purchase price of $6.7 million, 6,667 shares of Series B-2 preferred stock and warrants having a total exercise price of $2 million. The initial conversion price of the Series B-2 preferred stock and the initial exercise price of the warrants issued on that date was $2.56 per share. On October 15, 2001, we issued to HBK Master Fund 112.240 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred for the dividend period from June 20, 2001 through September 30, 2001. On January 15, 2002, we issued to HBK Master Fund 102.710 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the quarterly dividend period ended on December 31, 2001 and 171.849 shares of Series B-2 preferred stock as payment-in-kind dividends on the Series B-2 preferred stock for the dividend period from September 5, 2001 through December 31, 2001.

     Under the investment agreement, we have agreed to pay up to a total of $150,000 of the reasonable fees and expenses of investors other than ITC Holding

Company in connection with any assignment by ITC Holding Company to such investors of any portion of its purchase commitment under the investment agreement.

Transactions with Affiliates of J. Smith Lanier and William T. Parr

     J. Smith Lanier & Co., an insurance placement company, has provided us with insurance brokerage services, including the negotiation and acquisition on our behalf of various insurance policies with third-party insurers. J. Smith Lanier & Co. also has performed risk management services for us. We paid $767,000 to J. Smith Lanier & Co. for these services during fiscal 2001 and $917,000 for these services from January 1, 2002 through February 28, 2002. J. Smith Lanier, II is the beneficial owner of more than 5% of our common stock. Mr. Lanier also is the Chairman and a significant stockholder of J. Smith Lanier & Co. William T. Parr, a director of ITC/\DeltaCom, serves as Vice Chairman of J. Smith Lanier & Co.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The following consolidated financial statements of ITC/\DeltaCom appear on pages F-2 through F-31 of this report and are incorporated by reference in Part II, Item 8:

          Report of Independent Public Accountants.

          Consolidated Balance Sheets--December 31, 2001 and 2000.

          Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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


Exhibit
Number    Exhibit Description
-------   -------------------

3.1 Restated Certificate of Incorporation of ITC/\DeltaCom, Inc.(including the Certificate of Designations of the Powers, Preferences and Relative, Participating or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of Series A Convertible Preferred Stock, the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series B-1 Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series B-2 Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

3.2       Amended and Restated Bylaws of ITC/\DeltaCom, Inc. Filed herewith.

Exhibit
Number    Exhibit Description
-------   -------------------

4.1       Specimen representing the Common Stock of ITC/\DeltaCom, Inc. Filed as
          Exhibit 4.1 to Registration Statement on Form S-1, as amended (File No. 333-36683) ( "Form S-1 "), and incorporated herein by reference.

4.2 Specimen representing the Series B-1 Cumulative Convertible Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc. Filed as
          Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

4.3 Specimen representing the Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc. Filed as
          Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.1 Capacity Agreement dated as of February 1, 1997 between Interstate FiberNet, Inc. and Entergy Technology Company. Filed as Exhibit 10.1 to Registration Statement on Form S-4, as amended (File No. 333-31361) (the "1997 Form S-4 "), and incorporated herein by reference.

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

10.4 Term Agreement dated as of August 11, 1994 between Gulf States FiberNet and Illinois Central Railroad Company. Filed as Exhibit 10.14 to 1997 Form S-4 and incorporated herein by reference.

10.5.1 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to 1997 Form S-4 and incorporated herein by reference.

10.5.2 Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to 1997 Form 10-K and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.5.3 Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "September 1998 Form 10-Q ") and incorporated herein by reference.

10.5.4 First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement dated as of July 24, 1995 between Southern Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. Filed as Exhibit 10.16 to 1997 Form S-4 and incorporated herein by reference.

10.5.5 Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated July 25, 1995 between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to 1997 Form S-4 and incorporated herein by reference.

+10.5.6 Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively "SES"), ITC Transmission Systems, Inc. (as managing partner of Interstate Fibernet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to 1997 Form S-4 and incorporated herein by reference.

10.5.7 Consent for Assignment of Interest dated February 20, 1997 among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to 1997 Form S-4 and incorporated herein by reference.

10.5.8 Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated March 27, 1997 between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as
          Exhibit 10.19 to 1997 Form S-4 and incorporated herein by reference.

+10.5.9 Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.6.1 Fiber System Lease Agreement dated January 30, 1996 between CSW Communications, Inc. and Gulf States FiberNet. Filed as Exhibit 10.20 to 1997 Form S-4 and incorporated herein by reference.

10.6.2 Consent for Acquisition and Assignment dated January 13, 1997 between CSW Communications, Inc. and Gulf States FiberNet. Filed as Exhibit
          10.21 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.7 Network Operating Agreement dated March 25, 1996 among Gulf States FiberNet, TriNet, Inc., Hart Communications, Inc. and SCANA Communications, Inc. (f/k/a MPX Systems, Inc.). Filed as Exhibit 10.25 to 1997 Form S-4 and incorporated herein by reference.

10.8.1 Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit 10.26 to 1997 Form S-4 and incorporated herein by reference.

10.8.2 Amendment to the Agreement for Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit 10.27 to 1997 Form S-4 and incorporated herein by reference.

10.8.3 First Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated March 22, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
          10.28 to 1997 Form S-4 and incorporated herein by reference.

10.8.4 Second Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated December 1, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
          10.29 to 1997 Form S-4 and incorporated herein by reference.

10.8.5 Third Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated September 23, 1992 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
          10.30 to 1997 Form S-4 and incorporated herein by reference.

10.8.6 Fourth Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated January 1, 1994 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
          10.31 to 1997 Form S-4 and incorporated herein by reference.

10.9.1 Agreement dated March 6, 1990 between Tennessee Valley Authority and Consolidated Communications Corporation (predecessor to DeltaCom, Inc.). Filed as Exhibit 10.32 to 1997 Form S-4 and incorporated herein by reference.

10.9.2 Supplement Agreement; Leased Fiber Pathways, dated as of September 26, 1997, by and between Tennessee Valley Authority and DeltaCom, Inc. Filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference.

10.10 Master Equipment Lease Agreement dated October 30, 1995 between AT&T Systems Leasing Co. and DeltaCom, Inc. Filed as Exhibit 10.36 to 1997 Form S-4 and incorporated herein by reference.

10.11 Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA Communications, Inc., for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference.

+10.12.1 Network Products Purchase Agreement No. ITC 2000NPPA between Nortel Networks Inc. and Interstate FiberNet, Inc. and its subsidiary ITC/\DeltaCom Communications, Inc., effective as of November 8, 2000 (the "Nortel Purchase Agreement"). Filed as Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

++10.12.2 Schedule D: Data and Internet Products: Ethernet Port Commitment and
          Services Payment Program to the Nortel Purchase Agreement. Filed herewith.

+10.12.3 Professional Services Attachment, Exhibit P, to the Nortel Purchase Agreement. Filed as Exhibit 10.8.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

+10.12.4 Product Attachment, Exhibit Q, eBusiness Solutions Products, to the Nortel Purchase Agreement. Filed as Exhibit 10.8.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

+10.13 Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation. Filed as
          Exhibit 10.45 to 1997 Form S-4 and incorporated herein by reference.

+10.14.1 Fiber Optic Capacity Marketing and Operating Agreement, dated March 21, 1996, by and between Interstate FiberNet and Florida Power & Light Company. Filed as Exhibit 10.46 to 1997 Form S-4 and incorporated herein by reference.

+10.14.2 Addendum to Fiber Optic Capacity Marketing and Operating Agreement, dated July 10, 1997, by and between Interstate FiberNet and Florida Power & Light Company. Filed as Exhibit 10.47 to 1997 Form S-4 and incorporated herein by reference.

+10.15 Master Service Agreement, dated May 6, 1996, by and between Interstate FiberNet and MCI Telecommunications Corporation. Filed as Exhibit
          10.48 to 1997 Form S-4 and incorporated herein by reference.

+10.16 Telecommunications System Maintenance Agreement, dated as of January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.49 to 1997 Form S-4 and incorporated herein by reference.

+10.17 Sprint Communications Company Facilities and Services Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.50 to 1997 Form S-4 and incorporated herein by reference.

+10.18 Fiber Optic Facility Lease Agreement, dated as of January 31, 1997, by and between Interstate FiberNet, Inc. and Southern Telecom 1, Inc. Filed as Exhibit 10.51 to 1997 Form S-4 and incorporated herein by reference.

10.19 First Assignment and Assumption of Fiber Optic Facility Lease Agreement, dated February 1, 1997, by and between Interstate FiberNet, Inc. and Gulf States FiberNet. Filed as Exhibit 10.52 to 1997 Form S-4 and incorporated herein by reference.

+10.20.1 Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet, Inc. and Sprint Communications Company L.P. Filed as Exhibit 10.53 to 1997 Form S- 4 and incorporated herein by reference.

10.20.2 Amendment to Telecommunications System Agreement, dated July 25, 1995, by and between Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.54 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

+10.20.3 Amendment No. 2 to Telecommunications System Agreement, dated August 8, 1996, by and between Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.55 to 1997 Form S-4 and incorporated herein by reference.

+10.20.4 Assignment of the Telecommunications System Agreement, dated July 25, 1995, between Interstate FiberNet, Inc., Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.56 to 1997 Form S-4 and incorporated herein by reference.

+10.20.5 Assignment of the Telecommunications System Agreement, dated February 27, 1997, between Sprint Communications Company L.P., Gulf States FiberNet and Gulf States Transmission Systems, Inc. Filed as Exhibit
          10.57 to 1997 Form S-4 and incorporated herein by reference.

10.21 Fixed Fee Agreement for Exchange of Use and Maintenance of Six (6) Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic Fibers, dated July 25, 1997, by and between Interstate FiberNet, Inc., Gulf States Transmission Systems, Inc. and ALLTEL Telephone Services Corporation. Filed as Exhibit 10.58 to 1997 Form S-4 and incorporated herein by reference.

+10.22 Marketing and Operating Agreement, dated as of October 6, 1994, by and between Interstate FiberNet, Inc. and DukeNet Communications, Inc. Filed as Exhibit 10.74 to 1997 Form S-4 and incorporated herein by reference.

10.23.1 Credit Agreement (the "Credit Agreement "), dated as of April 5, 2000, among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereto, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Initial Lenders, Morgan Stanley Senior Funding, Inc. ( "Morgan Stanley "), as administrative agent for the Lender Parties (as defined therein), Morgan Stanley & Co. Incorporated, as collateral agent, Bank of America Securities LLC and Morgan Stanley, as joint lead arrangers and joint book runners, and Bank of America, N.A., as syndication agent. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

10.23.2 Amendment No. 1, dated as of June 1, 2001, to the Credit Agreement. Filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.23.3 Amendment No. 2, dated as of June 1, 2001, to the Credit Agreement. Filed herewith.

10.23.4 Security Agreement, dated April 5, 2000, made by Interstate FiberNet, Inc., ITC/\DeltaCom, Inc., and the other Persons listed on the signature pages thereof and the Additional Grantors (as defined in Section 23(b) thereof) to Morgan Stanley & Co. Incorporated, as collateral agent for the Secured Parties (as defined in the Credit Agreement). Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

10.24.1 Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 11% Senior Notes due 2007 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.1 to 1997 Form S-4 and incorporated herein by reference.

10.24.2 Supplemental Indenture, dated as of October 17, 1997, between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee. Filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.24.3 Pledge and Security Agreement dated as of June 3, 1997 from ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New York as Trustee. Filed as Exhibit 4.3 to 1997 Form S-4 and incorporated herein by reference.

10.24.4   Form of Exchange Note (contained in Indenture filed as Exhibit
          10.34.1).

10.25 Assignment and Contribution Agreement Pursuant to Pledge and Security Agreement dated as of July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States Trust Company of New York, as Trustee filed herewith. Filed as Exhibit 4.5 to 1997 Form S-4 and incorporated herein by reference.

+10.26.1 MCI Carrier Agreement, effective September 1, 1997, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA). Filed as Exhibit 10.87 to Form S-1 and incorporated herein by reference.

+10.26.2 First Amendment to the MCI Carrier Agreement, dated as of November 21, 1997, by and between MCI Telecommunications Corporation and Associated Communication Companies of America (ACCA). Filed as Exhibit 10.87.1 to 1997 Form 10-K and incorporated herein by reference.

10.27.1 Amended and Restated ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed herewith.

10.27.2 Form of Stock Option Agreement under the Amended and Restated ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed as Exhibit 10.37.2 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.28.1 ITC/\DeltaCom, Inc. Director Stock Option Plan. Filed as Exhibit 10.89 to Form S-1 and incorporated herein by reference.

10.28.2 Form of Non-Qualified Stock Option Agreement under the ITC/\DeltaCom, Inc. Director Stock Option Plan. Filed as Exhibit 10.38.2 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.29.1 ITC Holding Company, Inc. Amended and Restated Stock Option Plan. Filed as Exhibit 10.90 to Form S-1 and incorporated herein by reference.

10.29.2 Amendment No. 1 to ITC Holding Company, Inc. Amended and Restated Stock Option Plan. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.30.1 ITC Holding Company, Inc. Nonemployee Director Stock Option Plan. Filed as Exhibit 10.91 to Form S-1 and incorporated herein by reference.

10.30.2 Amendment No. 1 to ITC Holding Company, Inc. Nonemployee Director Stock Option Plan. Filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.31 Description of ITC/\DeltaCom, Inc. Bonus Plan. Filed as Exhibit 10.92 to Form S-1 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.32 Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference.

10.33.1 Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as
          Exhibit 10.94 to Form S-1 and incorporated herein by reference.

10.33.2 First Amendment to Sale and Purchase Agreement. Among SCANA Corporation, SCANA Communications, Inc., and ITC Holding Company, Inc., dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom, Filed as Exhibit 10.95 to Form S-1 and incorporated herein by reference.

10.34.1 Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 8 7/8% Senior Notes due 2008 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.2 to Inc.1997 Form 10-K and incorporated herein by reference.

10.34.2   Form of Global 8 7/8% Note due 2008 (contained in Indenture filed as
          Exhibit 10.44.1).

10.35.1 Indenture dated as of November 5, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 9 3/4% Senior Notes due 2008 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.2 to Registration Statement on Form S-4, as amended (File No. 333-71735) (the "February 1999 Form S-4"), and incorporated herein by reference.

10.35.2   Form of Global 9 3/4% Note due 2008 (contained in Indenture filed as
          Exhibit 10.45.1).

10.36.1 Registration Rights Agreement, dated as of May 12, 1999, by and among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp. and NationsBanc Montgomery Securities LLC. Filed as Exhibit 4.1 to the May 1999 Form 10-Q and incorporated herein by reference.

10.36.2 Indenture dated as of May 12, 1999, between ITC/\DeltaCom, Inc. ITC/\DeltaCom, Inc. and U.S. Trust, Company of Texas, N.A., a national banking corporation, as trustee. Filed as Exhibit 4.1 to the May 1999 Form 10-Q and incorporated herein by reference.

10.36.3 Form of Global Note relating to the 4 1/2% Convertible Subordinated Notes due 2006 (contained in Indenture filed as Exhibit 10.46.2).

10.36.4 Form of Registered 4 1/2% Convertible Subordinated Note due 2006. Filed as Exhibit 4.5 to Registration Statement on Form S-3, as amended (File No. 333-84661), and incorporated herein by reference.

10.37.1 Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the "Master Lease Agreement "). Filed as Exhibit 10.47.1 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.37.2   Form of Equipment Schedule to the Master Lease Agreement. Filed as
          Exhibit 10.47.2 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.37.3 Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC Capital Corporation. Filed as Exhibit 10.47.3 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.37.4 Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37.5 Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed herewith.

10.38 Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc. d/b/a/ ITC/\DeltaCom. Filed as Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.39.1 Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc. d/b/a/ ITC/\DeltaCom. Filed as Exhibit 10.49.1 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.39.2 First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as
          Exhibit 10.49.2 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.39.3 Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.3 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.40 Interconnection Agreement, effective as of July 1, 1999, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.41.1 Investment Agreement, dated as of February 27, 2001, between ITC/\DeltaCom, Inc. and ITC Holding Company, Inc. Filed as Exhibit
          10.1 to Report on Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference.

10.41.2 Amendment No. 1 to Investment Agreement, dated as of May 29, 2001, by and among ITC/\DeltaCom, Inc., ITC Holding Company, Inc., SCANA Corporation and HBK Master Fund L.P. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41.3 Registration Rights Agreement, dated as of June 20, 2001, among ITC/\DeltaCom, Inc., ITC Holding Company, Inc., SCANA Corporation, HBK Master Fund L.P. and the other Holders from time to time thereunder. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.41.4 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to ITC Telecom Ventures, Inc. Filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41.5 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to SCANA Corporation. Filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41.6 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to HBK Master Fund L.P. Filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41.7 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to ITC Telecom Ventures, Inc. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.41.8 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to SCANA Corporation. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.41.9 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to HBK Master Fund L.P. Filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.42.1 Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc., as Lessee (the "GECC Master Lease Agreement"). Filed herewith.

10.42.2 Form of Equipment Schedule to the GECC Master Lease Agreement. Filed herewith.

12.1      Statement regarding Computation of Ratios. Filed herewith.

21.1      Subsidiaries of ITC/\DeltaCom, Inc. Filed herewith.

23.1      Consent of Arthur Andersen LLP. Filed herewith.

99.1      Representation letter concerning Arthur Andersen LLP. Filed herewith.

----------
+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

++ Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act.

     (b) Reports on Form 8-K.

          We did not file any Current Reports of Form 8-K during the fourth quarter of 2001.

                   Index to Consolidated Financial Statements

Report of Independent Public Accountants...............................................................    F-2

Consolidated Balance Sheets--December 31, 2001 and 2000................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999.............    F-5

Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 2001, 2000
   and 1999............................................................................................    F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.............    F-7

Notes to Consolidated Financial Statements.............................................................    F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     To ITC/\DeltaCom, Inc.:

     We have audited the accompanying consolidated balance sheets of ITC/\DELTACOM, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements (pages F-3 - F-31) referred to above present fairly, in all material respects, the financial position of ITC/\DeltaCom, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has limited access to additional capital, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


/S/ Arthur Andersen LLP

Atlanta, Georgia
February 15, 2002

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                    December 31,
                                                                ---------------------
                                                                  2001        2000
                                                                --------   ----------
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................   $ 41,043   $  141,140
  Restricted assets .........................................          0        6,982
  Accounts receivable:
     Customer, net of allowance for uncollectible accounts of
        $5,689 and $3,003 in 2001 and 2000, respectively ....     62,099       71,428
     Affiliates (Note 12) ...................................      4,889        6,638
  Inventory .................................................      6,301        9,249
  Prepaid expenses ..........................................      4,193        5,359
                                                                --------   ----------
        Total current assets ................................    118,525      240,796
                                                                --------   ----------
PROPERTY, PLANT AND EQUIPMENT, net (Note 3) .................    691,037      680,021
                                                                --------   ----------
OTHER LONG-TERM ASSETS:
  Intangible assets, net (Note 4) ...........................     55,946      113,338
  Other long-term assets ....................................     12,824       14,371
                                                                --------   ----------
        Total other long-term assets ........................     68,770      127,709
                                                                --------   ----------
        Total assets ........................................   $878,332   $1,048,526
                                                                ========   ==========

    The accompanying notes are an integral part of these consolidated balance sheets.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                        December 31,
                                                                                  -----------------------
                                                                                    2001           2000
                                                                                  ---------    ----------
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable:
     Trade .....................................................................  $  38,779    $   40,813
     Construction ..............................................................      8,613        35,808
  Accrued interest .............................................................      8,844        12,620
  Accrued compensation .........................................................      6,554         7,026
  Unearned revenue (Note 10) ...................................................     35,851        44,339
  Other accrued liabilities ....................................................     19,914        12,998
  Current portion of long-term debt and capital lease obligations (Note 5) .....      6,711         2,098
                                                                                  ---------    ----------
        Total current liabilities ..............................................    125,266       155,702
                                                                                  ---------    ----------

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (Note 5) ..........................    717,163       711,771
                                                                                  ---------    ----------

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 7):
Par value $.01;  67,000 shares designated Series B-1 in
  2001 and 0 shares designated Series B-1 in 2000;  30,673 and 0 shares issued
  and outstanding in 2001 and 2000, respectively; entitled to liquidation preference
  and redemption value of $1,000 per share, plus accrued and unpaid
     dividends .................................................................     24,121             0
Par value $.01; 90,000 shares designated Series B-2 in
  2001 and 0 shares designated Series B-2 in 2000;  40,000 and 0 shares issued
  and outstanding in 2001 and 2000, respectively; entitled to liquidation preference
  and redemption value of $1,000 per share, plus accrued and unpaid
     dividends .................................................................     33,712             0
                                                                                  ---------    ----------
        Total convertible redeemable preferred stock ...........................     57,833             0
                                                                                  ---------    ----------

COMMITMENTS AND CONTINGENCIES (Notes 1, 5 and 10)

STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock, $.01 par value; 5,000,000 shares authorized Series A
     Preferred Stock, $7.40 liquidation preference per share;
        1,480,771 shares issued and outstanding in 2001 and 2000 ...............         15            15
  Common stock, $.01 par value; 200,000,000 shares authorized; 62,364,768 and
     61,639,672 shares issued and outstanding in 2001 and 2000, respectively ...        624           616
  Additional paid-in capital ...................................................    356,839       355,627
  Warrants outstanding .........................................................     11,441             0
  Accumulated deficit ..........................................................   (390,849)     (175,205)
                                                                                  ---------    ----------
        Total stockholders' (deficit) equity ...................................    (21,930)      181,053
                                                                                  ---------    ----------
        Total liabilities and stockholders' (deficit) equity ...................  $ 878,332    $1,048,526
                                                                                  =========    ==========

    The accompanying notes are an integral part of these consolidated balance sheets.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                           Years ended December 31,
                                                                  -----------------------------------------
                                                                     2001           2000           1999
                                                                  -----------    -----------    -----------
OPERATING REVENUES ............................................   $   415,339    $   363,648    $   244,844
COST OF SERVICES (exclusive of items shown separately below) ..       186,121        155,000        118,721
INVENTORY WRITE-DOWN ..........................................         1,663              0              0
                                                                  -----------    -----------    -----------
GROSS MARGIN ..................................................       227,555        208,648        126,123
                                                                  -----------    -----------    -----------
OPERATING EXPENSES:
     Selling, operations, and administration ..................       188,712        151,050         96,854
     Depreciation and amortization ............................       118,938         86,519         53,810
     Special charges ..........................................        74,437              0              0
                                                                  -----------    -----------    -----------
          Total operating expenses ............................       382,087        237,569        150,664
                                                                  -----------    -----------    -----------
OPERATING LOSS ................................................      (154,532)       (28,921)       (24,541)
                                                                  -----------    -----------    -----------
OTHER INCOME (EXPENSE):
     Interest expense .........................................       (58,833)       (55,482)       (45,293)
     Interest income ..........................................         2,066         14,763         14,195
     Other (expense) income ...................................          (632)          (426)           754
                                                                  -----------    -----------    -----------
          Total other expense, net ............................       (57,399)       (41,145)       (30,344)
                                                                  -----------    -----------    -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ...............      (211,931)       (70,066)       (54,885)
INCOME TAX EXPENSE (BENEFIT) ..................................             0           (512)            94
                                                                  -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM ................................      (211,931)       (69,554)       (54,979)
EXTRAORDINARY ITEM--LOSS ON EARLY
     TERMINATION OF CREDIT FACILITY ...........................             0         (1,321)             0
                                                                  -----------    -----------    -----------
NET LOSS ......................................................      (211,931)       (70,875)       (54,979)
PREFERRED STOCK DIVIDENDS AND ACCRETION .......................        (3,713)             0              0
                                                                  -----------    -----------    -----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ....................   $  (215,644)   $   (70,875)   $   (54,979)
                                                                  ===========    ===========    ===========
BASIC AND DILUTED NET  LOSS PER COMMON SHARE:
     Before extraordinary loss ................................   $     (3.46)   $     (1.14)   $     (0.98)
     Extraordinary loss .......................................          0.00          (0.02)          0.00
                                                                  -----------    -----------    -----------
     Net loss applicable to common stockholders ...............   $     (3.46)   $     (1.16)   $     (0.98)
                                                                  ===========    ===========    ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..    62,292,085     60,928,387     56,370,269
                                                                  ===========    ===========    ===========


        The accompanying notes are an integral part of these consolidated statements.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                        (In thousands, except share data)

                                               Preferred Stock        Common Stock       Additional
                                              ------------------   -------------------    Paid-in
                                                Shares    Amount     Shares     Amount    Capital
                                              ---------   ------   ----------   ------   ----------
BALANCE, December 31, 1998 ................   1,480,771    $15     51,339,838    $513     $167,023
  Sale of common stock, net of
    offering expenses of $5.9 million .....           0      0      6,037,500      60      120,869
  Issuance of common stock for AvData
    acquisition ...........................           0      0        983,511      10       29,180
  Issuance of common stock for SciTel
    acquisition ...........................           0      0         83,117       1        1,999
  Retirement of common shares .............           0      0         (3,473)      0          (55)
  Deferred compensation ...................           0      0              0       0          145
  Exercise of common stock options ........           0      0      1,116,282      11        2,721
    Net loss ..............................           0      0              0       0            0
                                              ---------    ---     ----------    ----     --------
BALANCE, December 31, 1999 ................   1,480,771     15     59,556,775     595      321,882
  Issuance of common stock under
    AvData earn-out provisions
    (Note 13) .............................           0      0        123,757       1        4,282
  Issuance of common stock for Bay
    Data Acquisition ......................           0      0        837,942       8       26,209
  Deferred compensation ...................           0      0              0       0          145
  Exercise of common stock options ........           0      0      1,121,198      12        3,109
    Net loss ..............................           0      0              0       0            0
                                              ---------    ---     ----------    ----     --------
BALANCE, December 31, 2000 ................   1,480,771     15     61,639,672     616      355,627
  Issuance of common stock under
    AvData earn-out provisions
      (Note 13) ...........................           0      0            121       0            0
  Retirement of common shares .............           0      0        (22,629)      0         (175)
  Deferred compensation ...................           0      0              0       0          120
  Exercise of common stock options ........           0      0        747,604       8        1,267
  Issuance of warrants for common stock
    (Note 7) ..............................           0      0              0       0            0
  Accretion of differences between
    carrying value and redemption
    value of Series B preferred stock .....           0      0              0       0            0
  Stock dividends declared and accrued
    on Series B preferred stock ...........           0      0              0       0            0
    Net loss ..............................           0      0              0       0            0
                                              ---------    ---     ----------    ----     --------
BALANCE, December 31, 2001 ................   1,480,771    $15     62,364,768    $624     $356,839
                                              =========    ===     ==========    ====     ========

                                                                             Total
                                                                          Stockholders'
                                               Warrants     Accumulated     (Deficit)
                                              Outstanding     Deficit        Equity
                                              -----------   -----------   -------------
BALANCE, December 31, 1998 ................     $     0      $ (49,351)     $ 118,200
  Sale of common stock, net of
    offering expenses of $5.9 million .....           0              0        120,929
  Issuance of common stock for AvData
    acquisition ...........................           0              0         29,190
  Issuance of common stock for SciTel
    acquisition ...........................           0              0          2,000
  Retirement of common shares .............           0              0            (55)
  Deferred compensation ...................           0              0            145
  Exercise of common stock options ........           0              0          2,732
    Net loss ..............................           0        (54,979)       (54,979)
                                                -------      ---------      ---------
BALANCE, December 31, 1999 ................           0       (104,330)       218,162
  Issuance of common stock under
    AvData earn-out provisions
    (Note 13) .............................           0              0          4,283
  Issuance of common stock for Bay
    Data Acquisition ......................           0              0         26,217
  Deferred compensation ...................           0              0            145
  Exercise of common stock options ........           0              0          3,121
    Net loss ..............................           0        (70,875)       (70,875)
                                                -------      ---------      ---------
BALANCE, December 31, 2000 ................           0       (175,205)       181,053
  Issuance of common stock under
    AvData earn-out provisions
      (Note 13) ...........................           0              0              0
  Retirement of common shares .............           0              0           (175)
  Deferred compensation ...................           0              0            120
  Exercise of common stock options ........           0              0          1,275
  Issuance of warrants for common stock
    (Note 7) ..............................      11,441              0         11,441
  Accretion of differences between
    carrying value and redemption
    value of Series B preferred stock .....           0         (1,392)        (1,392)
  Stock dividends declared and accrued
    on Series B preferred stock ...........           0         (2,321)        (2,321)
    Net loss ..............................           0       (211,931)      (211,931)
                                                -------      ---------      ---------
BALANCE, December 31, 2001 ................     $11,441      $(390,849)     $ (21,930)
                                                =======      =========      =========

        The accompanying notes are an integral part of these consolidated statements.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Years ended December 31,
                                                                   -----------------------------------
                                                                      2001        2000         1999
                                                                   ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................   $(211,931)   $ (70,875)   $ (54,979)
                                                                   ---------    ---------    ---------
   Adjustments to reconcile net loss to net cash provided by
      operating activities (excluding the effects of
         acquisitions): ........................................
      Depreciation and amortization ............................     118,938       86,519       53,810
      Amortization of bond issuance costs ......................       2,341        2,221        2,112
      Special charges and other ................................      77,301            0            0
      Deferred income taxes ....................................           0         (512)          94
      Extraordinary item--loss on early termination of credit
      facility .................................................           0        1,321            0
      Changes in current operating assets and liabilities:
         Accounts receivable, net ..............................       9,351      (26,127)     (12,725)
         Other current assets ..................................       2,452       (3,321)      (3,322)
         Accounts payable ......................................      (2,332)      18,270        6,968
         Accrued interest ......................................      (3,776)       4,339          232
         Unearned revenue ......................................      (7,659)      29,287          985
         Accrued compensation and other accrued liabilities ....       4,791        4,809        1,491
                                                                   ---------    ---------    ---------
            Total adjustments ..................................     201,407      116,806       49,645
                                                                   ---------    ---------    ---------
            Net cash (used in) provided by operating activities      (10,524)      45,931       (5,334)
                                                                   ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ........................................    (134,770)    (337,123)    (166,823)
   Change in accounts payable-construction .....................     (27,195)      27,292        1,283
   Change in restricted assets, net ............................       6,982        6,741       13,294
   Payment for acquisitions, net of cash received (Note 13) ....           0       (2,218)       2,881
   Other .......................................................         185          100         (630)
                                                                   ---------    ---------    ---------
            Net cash used in investing activities ..............    (154,798)    (305,208)    (149,995)
                                                                   ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from $160 million senior secured credit facility,
      net of issuance costs ....................................           0      157,434            0
   Cash from $160 million senior secured credit facility,
      restricted for capital expenditures ......................           0       (6,982)           0
   Proceeds from issuance of 4-1/2% Notes, net of issuance costs           0            0       96,954
   Repayment of other long-term debt and capital lease
      obligations ..............................................      (2,368)      (1,535)      (1,102)
   Proceeds from issuance of common stock, net of offering
      expenses .................................................           0            0      120,929
   Proceeds from issuance of Series B preferred stock and
      common stock warrants, net of issuance costs .............      67,208            0            0
   Proceeds from exercise of common stock options ..............       1,275        3,121        2,732
   Retirement of common shares .................................        (175)           0          (55)
   Other .......................................................        (715)         (52)         135
                                                                   ---------    ---------    ---------
      Net cash provided by financing activities ................      65,225      151,986      219,593
                                                                   ---------    ---------    ---------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............    (100,097)    (107,291)      64,264
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................     141,140      248,431      184,167
                                                                   ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................   $  41,043    $ 141,140    $ 248,431
                                                                   =========    =========    =========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amount capitalized) ..........   $  65,063    $  53,264    $  43,973
                                                                   =========    =========    =========
   Cash paid (refunds received) for income taxes, net ..........   $       3    $    (143)   $  (3,949)
                                                                   =========    =========    =========
NONCASH TRANSACTIONS:
   Network equipment and property rights acquired under
      capital lease obligations ................................   $  12,751    $  38,496    $       0
                                                                   =========    =========    =========
   Preferred stock dividends and accretion .....................   $   3,713    $       0    $       0
                                                                   =========    =========    =========
      Acquisitions:
      Note payable and capital lease obligation assumed ........   $       0    $       0    $      63
                                                                   =========    =========    =========
      Issuance of common stock .................................   $       0    $  30,500    $  31,190
                                                                   =========    =========    =========

  The accompanying notes are an integral part of these consolidated statements.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Basis of Presentation

Nature of Business

     ITC/\DeltaCom, Inc. (together with its wholly-owned subsidiaries, "ITC/\DeltaCom" or the "Company") provides voice and data telecommunications services on a retail basis to businesses in the southern United States (referred to as "retail services") and regional telecommunications transmission services over its network on a wholesale basis to other telecommunications companies (referred to as "broadband transport services"). Retail services include local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay, and high capacity broadband private line services, as well as Internet and Web page hosting services and customer premise equipment sales, installation and repair. In connection with these services, the Company owns, operates or manages an extensive fiber optic network, which extends throughout ten southern states.

     The Company also provides colocation and Web server hosting services integral to operating important business applications over the Internet through its e/\deltacom business. In addition, e/\deltacom provides a wide range of optional configurations and services, including cabinet, caged and suite space, metered power, network management, firewall management, disaster recovery and circuits from customer premises to the Company's network. As a result of its September 2001 restructuring (Note 9), beginning in 2002, the Company will no longer manage this segment separately and will begin reporting financial information for this segment with its retail services segment.

     The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. Assuming it obtains sufficient financing, the Company expects to continue to focus on increasing its customer base and expanding its network operations, although at a slower rate than in previous years. Accordingly, the Company expects that its cost of services will continue to increase and that its capital expenditures, although expected to decrease, will be significant. In addition, the Company may reduce some of its prices to respond to a changing competitive environment. These factors will have a negative impact on the Company's short-term operating results. Interstate FiberNet, Inc., a wholly-owned subsidiary of the Company, has a $160 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders (Note 5), and the Company has also raised funds from sales of senior notes, subordinated convertible notes, redeemable convertible preferred stock and common stock and is subject to operating and capital lease commitments (Notes 5, 7 and 8).

     In the opinion of management, the Company's existing sources of funds will not be sufficient to meet the operating and capital needs of the Company. If the Company is unable to obtain additional funds under its outstanding equity financing commitment (Note 7) or from other sources, or if it is unable to complete one of the potential restructuring alternatives described below, the Company estimates that its cash flows from operations and its other available sources of funds will be sufficient to enable it to conduct its business and to service its indebtedness only through August 2002.

     The Company is actively considering various alternatives to alleviate the significant constraints on its liquidity. The Company has engaged a financial adviser to assist it in its evaluation of potential alternatives. These alternatives include seeking to raise additional equity capital and/or pursuing an exchange offer whereby the Company would make an offer to holders of its outstanding public notes to exchange the notes for new debt or equity securities or a combination of cash and securities. There can be no assurance that the Company will successfully raise additional capital or that an exchange offer on terms acceptable to the Company can be implemented and accepted by its existing noteholders. To conserve cash while the Company seeks to complete one of these alternatives, the Company plans to further reduce its capital expenditures and operating expenses. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All material intercompany accounts and transactions have been eliminated in consolidation.

2.   Summary of Significant Accounting Policies

Sources of Supplies

     The Company primarily uses two vendors for transmission equipment used in its network. However, if these vendors were unable to meet the Company's needs, management believes that the Company could obtain this equipment from other vendors on comparable terms and that its operating results would not be materially adversely affected.

Credit Risk and Significant Customers

     The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company limits its risk of loss by billing some customers in advance for services and by terminating access on delinquent accounts. The large number of customers mitigates the concentration of credit risk. In 2001, 2000 and 1999, no customer represented more than 10% of the Company's consolidated operating revenues.

Regulation

     The Company is subject to certain regulations and requirements of the Federal Communications Commission and various state public service commissions.

Reclassifications

     Reclassifications have been made to amounts previously reported to conform to the current year presentation.

Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     The Company considers all short-term highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Inventory

     Inventory consists primarily of customer premise equipment held for resale and is valued at the lower of cost or market, using the first-in, first-out method.

Property, Plant and Equipment

     Property, plant and equipment are recorded at cost, except for assets determined to be impaired under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121. Depreciation begins when property, plant and equipment is placed in service. The cost of maintenance, repairs and replacement of minor items of property, plant and equipment is charged to selling, operations and administration expenses. Depreciation of property, plant and equipment is provided using the composite or straight-line method over the following estimated useful lives:

                                                          Years
                                                        --------
Buildings and towers ................................         40
Furniture, fixtures and office equipment ............    3 to 10
Vehicles ............................................          5
   Fiber optic network ..............................   15 to 20
Transmission equipment and electronics ..............    5 to 10

     Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets' estimated useful lives. Interest capitalized during the years ended December 31, 2001, 2000 and 1999 was $4.8 million, $4.1 million and $1.1 million, respectively.

Intangible Assets

     Intangible assets include the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired as well as various other acquired intangibles. Intangible assets are amortized over the following estimated useful lives:

                                                          Years
                                                        --------
Goodwill ............................................   10 to 40
Trademark ...........................................         40
Customer base .......................................    5 to 12
Noncompete agreements ...............................     2 to 3

     See the discussion below under "Recent Accounting Pronouncements" regarding the adoption of SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

Restricted Assets

     At December 31, 2000, restricted assets include cash designated for capital expenditures. This cash represents the portion of the proceeds from the $160 million senior secured credit facility obtained in April 2000 (Note 5) required by the lenders to be used for capital expenditures.

Other Long-Term Assets

     Other long-term assets primarily consist of debt issuance costs that are amortized using the effective interest rate method over the lives of the related debt.

Long-Lived Assets

     The Company reviews its long-lived assets, such as property, plant and equipment and intangible assets, for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the intangible assets related to each acquisition individually to determine whether an impairment has occurred. To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with SFAS No. 121. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value. Management believes its long-lived assets, after the impairment charges recorded in September 2001 (Note 9), in the accompanying balance sheets are appropriately valued. However, asset values in the industry segments in which the Company operates are subject to rapid change. There can be no assurance that future impairment charges will not be necessary due to changes in industry conditions, deterioration in the Company's operating results or alterations to the Company's business plan.

Unearned Revenue

     Unearned revenue includes the liability for advance billings to customers for use of the Company's fiber-optic network, recurring monthly charges for local and data services and estimated reciprocal compensation billings to BellSouth for 2002 (Note 10).

Unbilled Revenue

     ITC/\DeltaCom Communications, Inc., a wholly-owned subsidiary of the Company, records revenue for long-distance services provided, but not yet billed, to customers. Approximately $6.8 million, $8.0 million and $7.3 million in unbilled revenue is included in accounts receivable in the accompanying consolidated balance sheets at December 31, 2001, 2000 and 1999, respectively.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Revenue Recognition

     Revenues from telecommunications and related services are recognized as services are provided and consist primarily of recurring charges for local, long distance, data and Internet services and for use of the Company's fiber-optic network. Revenues from sales of customer premise equipment, other equipment and software are recognized upon installation. These nonrecurring revenues as a percentage of total revenue were approximately 6% in 2001, 7% in 2000 and 5% in 1999.

     The Company generates recurring revenues from its offering of local exchange services, long distance services, data and Internet services, which includes Internet access, Web hosting and colocation services, and the sale of transmission capacity to other telecommunications carriers. Revenues from these sources, which generally consist of recurring monthly charges for such services, are recognized as services are provided. Advance billings or cash received in advance of services performed are recorded as deferred revenue.

     The Company generates nonrecurring revenues from the sale of telephone systems, other equipment, software and professional services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. The Company estimates the fair value of the separate elements and recognizes revenues for a delivered element only when the undelivered element is delivered.

     In accordance with the guidance provided in EITF 99-19, "Reporting Revenue Gross as Principal Versus Net as an Agent," the Company recognizes some revenue net as an agent and other revenue gross as a principal. For each revenue source, the Company has analyzed the features of the applicable arrangements and the presence or absence of indicators of net versus gross reporting in those arrangements.

     Under an agency agreement, the Company receives an equipment order from its customer and arranges for the delivery of the equipment to the customer and earns a margin. Revenue equal to the net margin is recognized when the equipment is delivered. Under this agreement, the Company recorded revenues of $3.2 million, $5.6 million and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company procures certain telecommunications services for other telecommunications carriers from, and administers contracts on their behalf with, major interexchange carriers. Revenue equal to the net margin earned under this arrangement is recognized as services are provided by the third-party carriers. For these services, the Company recorded revenues of $1.8 million, $847,000 and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     The Company sells customers broadband transport capacity on facilities owned by utilities under marketing and management agreements with the utilities. As compensation for these services, the Company receives a percentage of the gross revenue generated by the traffic of these customers on the facilities of the utilities. Revenue equal to this margin is recognized as services are provided. For these services, the Company recorded revenues of $11.3 million, $10.2 million and $8.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Fair Value of Financial Instruments

     The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable and investments held-to-maturity, approximate their fair values as of December 31, 2001 and 2000, except for the outstanding notes (Note 5). Based on their quoted market prices, such notes have fair values at December 31, 2001 and 2000 as follows (in thousands):

                                                        2001           2001           2000           2000
                                                     Fair Value   Carrying Value   Fair Value   Carrying Value
                                                     ----------   --------------   ----------   --------------
Instrument
----------
11% Senior Notes due 2007.........................    $ 54,600       $130,000       $101,400       $130,000
8-7/8% Senior Notes due 2008......................      59,200        159,901        115,200        159,885
9-3/4% Senior Notes due 2008......................      46,250        125,000         93,750        125,000
4-1/2% Convertible Subordinated Notes due 2006....      23,750        100,000         44,125        100,000
                                                      --------       --------       --------       --------
     Totals.......................................    $183,800       $514,901       $354,475       $514,885
                                                      ========       ========       ========       ========

Advertising Costs

     The Company expenses all advertising costs as incurred.

Recent Accounting Pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards that require every derivative instrument, including certain derivative instruments embedded in other contracts, to be recorded in the balance sheet as either an asset or a liability equal to the fair value of the derivative instrument. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended, on January 1, 2001, with no material effect on its consolidated financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Included in the accompanying consolidated statement of operations is amortization expense related to goodwill of approximately $5.1 million, $5.2 million and $2.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with SFAS No. 142, the Company has six months after adoption of the statement to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142, the Company has established its reporting units based on its reporting structure in a reasonable and supportable manner. The Company expects to complete the transitional test within the six-month period and to report the results of that testing subsequent to its completion. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Accordingly, the Company will adopt this statement on January 1, 2003. The Company believes the adoption of SFAS No. 143 will not have a material impact on its consolidated financial statements.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002, and the Company is currently evaluating the impact of this statement's adoption on its consolidated financial statements. The Company believes that its adoption of SFAS No. 144 will not have a material impact on its consolidated financial statements.


3.   Property, Plant and Equipment

     Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2001 and 2000 are as follows (in thousands):

                                                        2001       2000
                                                     ---------   ---------
Land .............................................   $   6,744   $   5,375
Buildings and towers .............................     127,412      84,525
Furniture, fixtures and office equipment .........      63,460      49,298
Vehicles .........................................       6,166       6,194
Fiber optic network ..............................     190,778     129,684
Transmission equipment and electronics ...........     568,716     470,909
                                                     ---------   ---------
                                                       963,276     745,985
Less accumulated depreciation ....................    (295,746)   (183,443)
                                                     ---------   ---------
Net property, plant and equipment in service .....     667,530     562,542
Assets under construction ........................      23,507     117,479
                                                     ---------   ---------
Property, plant and equipment, net ...............   $ 691,037   $ 680,021
                                                     =========   =========

     See Note 9 for a discussion related to the write-down of certain property, plant and equipment during the year ended December 31, 2001. Depreciation expense was $112.9 million, $80.2 million and $50.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

4.       Intangible Assets

     Intangible assets and the related accumulated amortization as of December 31, 2001 and 2000 are as follows (in thousands):

                                                 2001       2000
                                               --------   --------
Goodwill ...................................   $ 59,700   $115,188
Customer base ..............................      9,644     12,839
Noncompete agreements ......................        727        727
Trademark ..................................         40         40
Other ......................................        431        432
                                               --------   --------
                                                 70,542    129,226
Less accumulated amortization ..............    (14,596)   (15,888)
                                               --------   --------
Intangible assets, net .....................   $ 55,946   $113,338
                                               ========   ========

     See Note 13 for a discussion of intangible assets recorded in 2000 related to the acquisition of Bay Data Consultants, Inc. ("Bay Data") and for a discussion of intangible assets recorded in 1999 related to the acquisition of AvData Systems, Inc. ("AvData") and Scientific Telecommunications, Inc. ("SciTel"). See Note 9 for a discussion related to the write-down of certain intangible assets during the year ended December 31, 2001.

5.   Financing Obligations

Long-Term Debt

     Long-term debt at December 31, 2001 and 2000 consists of the following (in thousands):

                                                                                  2001       2000
                                                                                --------   --------
11% Senior Notes due 2007....................................................   $130,000   $130,000
8-7/8% Senior Notes due 2008, net of unamortized discount of $99 and $115 in
   2001 and 2000, respectively ..............................................    159,901    159,885
9-3/4% Senior Notes due 2008 ................................................    125,000    125,000
4-1/2% Convertible Subordinated Notes due 2006...............................    100,000    100,000
Senior Secured Credit Facility...............................................    157,200    159,200
                                                                                --------   --------
                                                                                 672,101    674,085
Less current maturities......................................................     (1,600)    (1,600)
                                                                                --------   --------
Long-term debt, net of current portion.......................................   $670,501   $672,485
                                                                                ========   ========

Maturities of long-term debt at December 31, 2001 are as follows:
2002  .......................................................................      1,600
2003  .......................................................................      1,600
2004  .......................................................................      1,600
2005  .......................................................................      1,600
2006  .......................................................................    138,600
Thereafter ..................................................................    527,101
                                                                                --------
                                                                                $672,101
                                                                                ========

Lease Obligations

     The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under noncancelable operating leases with original or remaining periods in excess of one year and maturities of capital lease obligations as of December 31, 2001 are as follows (in thousands):

                                                                  Operating   Capital
                                                                    Leases    Leases
                                                                  ---------   -------
   2002  ......................................................     13,281      9,709
   2003  ......................................................     12,547     14,884
   2004  ......................................................     10,223     14,791
   2005  ......................................................      8,075     14,728
   2006  ......................................................      6,852      3,401
   Thereafter..................................................     16,379     13,765
                                                                   -------    -------
                                                                   $67,357     71,278
                                                                   =======
Less amounts representing interest.............................               (19,505)
                                                                              -------
Present value of net minimum lease payments....................                51,773

Less current portion...........................................                (5,111)
                                                                              -------
Obligations under capital leases, net of current portion.......               $46,662
                                                                              =======

     Rental expense charged to operations for the years ended December 31, 2001, 2000 and 1999 was $15.7 million, $13.0 million and $10.0 million, respectively.

     The Company's assets under capital lease had a gross book value of $54.4 million and $42.0 million as of December 31, 2001 and 2000, respectively.

Notes Offerings

     On June 3, 1997, the Company completed the issuance of $200 million principal amount of 11% Senior Notes due 2007 (the "1997 Notes"). Interest on the 1997 Notes is payable semiannually on June 1 and December 1. On March 3, 1998, the Company completed the issuance of $160 million principal amount of 8-7/8% Senior Notes due 2008 at a price of 99.9% (the "March 1998 Notes") for an effective yield of 8.88%. Interest on the March 1998 Notes is payable semiannually on March 1 and September 1. On November 5, 1998, the Company completed the issuance of $125 million principal amount of 9-3/4% Senior Notes due 2008 (the "November 1998 Notes"). Interest on the November 1998 Notes is payable semiannually on May 15 and November 15. On May 12, 1999, the Company completed the issuance of $100 million principal amount of 4-1/2% Convertible Subordinated Notes due 2006 (the "1999 Notes"). Interest on the 1999 Notes is payable semiannually on May 15 and November 15.

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

     The 1997 Notes, the March 1998 Notes and the November 1998 Notes (collectively, the "Senior Notes") are general, unsubordinated and unsecured senior obligations of the Company. The Company's subsidiaries have no obligation to pay amounts due on the Senior Notes and do not guarantee the Senior Notes; therefore, the Senior Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. Any rights of the Company and its creditors, including holders of the Senior Notes, to participate in the assets of any subsidiary of the Company upon any liquidation or reorganization of any such subsidiary will be subject to the prior claims of that subsidiary's creditors. The Senior Notes are subject to negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions.

     The 1999 Notes are unsecured general obligations of the Company and are convertible into common stock any time after August 10, 1999 at a conversion price of $26.67 per share, subject to adjustment in specified events. The

Company may redeem the 1999 Notes or make the 1999 Notes nonconvertible under specified circumstances before May 17, 2002.

Senior Secured Credit Facility

     In April 2000, the Company entered into two senior secured credit facilities, which are referred to collectively as the "senior secured credit facility," totaling $160 million with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders. The senior secured credit facility includes a $100 million Tranche 1 Term Loan B facility, or "Tranche 1," to be used to finance working capital, capital expenditures and other general corporate purposes, and a $60 million Tranche 2 Term Loan B facility, or "Tranche 2," to be used to finance the purchase of equipment. All amounts available under Tranche 1 and Tranche 2 were drawn by the Company at the closing of the senior secured credit facility. Tranche 1 is secured by substantially all of the Company's assets, except for the equipment purchased with proceeds from Tranche
2. The senior secured credit facility is senior to the $415 million principal amount of the Company's outstanding Senior Notes and $100 million principal amount of the Company's outstanding 1999 Notes. Interest per annum, as defined in the credit agreement, is payable on the senior secured credit facility at the option of the Company at 1.875% plus the Base Rate or 2.875% plus the Eurodollar Rate. The Base Rate at December 31, 2001 was 6.0% and the Eurodollar Rate at December 31, 2001 was 2.6%. The combined terms of repayment for the Tranche 1 and Tranche 2 advances are $400,000 quarterly from June 2000 through September 2006, $37.4 million in December 2006, $37.4 million in March 2007, $37.4 million in June 2007 and $37.4 million on the termination date as defined by the credit agreement. The termination date may be accelerated and any remaining balance on the advances will become immediately due in the event (i) the Company's 1999 Notes are not converted or refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2006, in which event all outstanding balances will be due on April 15, 2006, or (ii) the Company's 1997 Notes are not refinanced in full on terms and conditions reasonably satisfactory to the lenders on or prior to April 15, 2007, in which event all outstanding balances will be due on April 15, 2007.

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

Interest Rate Swap Agreement

     Prior to 1997, the Company held a 36% ownership interest in, and was the managing partner of, Gulf States FiberNet ("Gulf States"), a Georgia general partnership. In connection with the acquisition of the remaining 64% interest in Gulf States in March 1997, the Company refinanced Gulf States' outstanding indebtedness of approximately $41.6 million with a bridge facility (the "Bridge Facility"). The Bridge Facility, which bore interest at LIBOR plus 2.25%, matured on July 25, 1997, the date the proceeds from the Company's offering of the 1997 Notes were released. The Company did not retire a forward-starting interest rate swap agreement (the "Swap"), which swapped the variable interest rate with a fixed rate of 8.25%, held by Gulf States in connection with this refinancing. At December 31, 2001, the Swap had a notional amount of approximately $14.8 million. At December 31, 2001, the Company would have been required to pay approximately $785,000 to terminate the Swap. The Company made payments totaling approximately $622,000, $404,000 and $851,000 during 2001, 2000 and 1999, respectively, in connection with the Swap, which are included in other (expense) income in the accompanying consolidated statements of operations. The Swap expires in December 2002.

     Upon receipt of the proceeds from the March 1998 Notes, the Company ceased accounting for the Swap as a hedge of an anticipated transaction and began accounting for the Swap as a trading security. The Swap is marked to market at each balance sheet date and the related (loss) gain is included in other (expense) income. For the years ended December 31, 2001, 2000 and 1999, the Company recorded other (expense) income in the accompanying consolidated statements of income of approximately $(632,000), $(426,000) and $754,000, respectively, related to the Swap. Because the Company has recorded this derivative on the balance sheet at fair value and recorded the changes in fair value as earnings, adoption of SFAS No. 133 had no effect on the Company's accounting for the Swap.

Leases

     In August 2000, the Company amended an agreement with a significant provider of rights-of-way to replace future variable payments with specified future fixed payments annually through 2020 and to modify certain rights under the agreement. The present value of the future payments (consisting of annual payments of $750,000 through 2015 and annual payments of $500,000 through 2020) is included in the accompanying consolidated balance sheets as a capital lease obligation in the amount of approximately $10.0 million. In the event of a change in control of the Company, as defined in the amended agreement, the future annual payment obligations of the Company will terminate and the Company will be required to pay any remaining present value of the $750,000 annual payment obligation and a one-time payment ranging from $12 million in 2002 to $20 million in 2005 and thereafter during the term of the agreement. Upon expiration in 2020, this agreement is renewable for up to two ten-year terms.

     In December 2000, the Company obtained a $40 million capital lease facility with NTFC Capital Corporation. The facility will be used to finance equipment for expansion of the Company's network. The initial funding of this facility, which occurred in December 2000, was for approximately $28.5 million. Each funding under the facility has a five-year term. The Company funded an additional $10.5 million of equipment in 2001 under this facility.

     The Company is subject to restrictions under the indentures pursuant to which the Company issued the Senior Notes, under the senior secured credit facility and under the $40 million capital lease facility. These restrictions affect and, in some cases, significantly limit or prohibit, among other things, the Company's ability to incur additional indebtedness. In order to incur additional indebtedness under the foregoing agreements, the Company must meet minimum specified leverage and interest coverage ratios based on its operating cash flow. As of February 28, 2002, the Company had not met, and the Company does not expect that it will be able to meet in the foreseeable future, the measurement criteria under these ratios that would allow the Company to incur additional indebtedness.

6.   Income Taxes

     Details of the income tax (benefit) expense for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                           2001       2000       1999
                                         --------   --------   --------
Current:
   Federal ...........................   $      0   $      0   $      0
   State .............................          0          0          0
                                         --------   --------   --------
          Total current ..............          0          0          0
                                         --------   --------   --------
Deferred:
   Federal ...........................    (51,428)   (24,335)   (20,125)
   State .............................     (6,050)    (2,352)    (2,273)
Increase in valuation allowance ......     57,478     26,175     22,492
                                         --------   --------   --------
      Total deferred .................          0       (512)        94
                                         --------   --------   --------
      Total (benefit) expense ........   $      0   $   (512)  $     94
                                         ========   ========   ========

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2001 and 2000 are as follows (in thousands):

                                                           2001       2000
                                                        ---------   --------
Deferred tax assets:
   Net operating loss carryforwards .................   $ 150,484   $ 91,346
   Alternative minimum tax credit carryforward ......         350        350
   Interest rate swap ...............................         855        710
   Other ............................................       2,216      2,100
                                                        ---------   --------
                                                          153,905     94,506
                                                        ---------   --------
Deferred tax liabilities:
   Property .........................................     (38,690)   (36,782)
   Other ............................................        (375)      (362)
                                                        ---------   --------
                                                          (39,065)   (37,144)
                                                        ---------   --------
Net deferred tax assets .............................     114,840     57,362
Valuation allowance .................................    (114,840)   (57,362)
                                                        ---------   --------
Net deferred tax liabilities ........................   $       0   $      0
                                                        =========   ========

     At December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $388.0 million and $432.9 million, respectively. The carryforwards expire primarily in the years 2018 through 2021. Because the Company is unable to conclude that it is more likely than not that it will be able to realize the benefit of its deferred tax assets, it has provided a 100% valuation allowance against the net amount of such assets at December 31, 2001. The Company realized the benefit of non-qualified stock compensation expense for tax purposes in excess of stock compensation expense for book purposes of approximately $2.3 million, $9.0 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts have been credited directly against additional paid-in capital, net of a full valuation allowance.

     Section 382 of the Internal Revenue Code of 1986, as amended, limits the utilization of net operating loss carryforwards when there are changes in ownership greater than 50%, as defined under the Internal Revenue Code. If such a change occurs, the timing of the Company's utilization of its U.S. net operating loss carryforwards could be affected.

     A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

                                                     2001     2000     1999
                                                     ----     ----     ----
Federal statutory rate ...........................    (34)%    (34)%    (34)%
State income taxes, net of federal benefit .......     (4)      (3)      (4)
Permanent differences ............................     11       (1)      (3)
Increase in valuation allowance ..................     27       37       41
                                                      ---      ---      ---
Effective income tax rate ........................      0%      (1)%      0%
                                                      ===      ===      ===

7.   Convertible Redeemable Preferred Stock

     In 2001, the Company secured a commitment for $150 million in equity financing in an investment agreement with ITC Holding Company, Inc. ("ITC Holding Company"). ITC Holding Company subsequently assigned an aggregate of $50 million of the purchase commitment to two other investors. The purchase commitments expire on June 20, 2002. The investment agreement provides for the issuance and sale by the Company of up to $150 million of multiple series of its Series B cumulative convertible preferred stock (the "Series B preferred stock") and related common stock purchase warrants. The Company completed the sale of $30 million of the first series of the Series B preferred stock in June 2001 and the sale of $40 million of the second series of Series B preferred stock in September 2001. The investment agreement provides for funding at the Company's option at future multiple closings in increments of a minimum of $10 million and a maximum of $30 million. The Company's right to sell securities under the investment agreement is subject to specified closing conditions, including the condition that, immediately after each closing, no purchaser of the Series B preferred stock (with specified exceptions), together with all other members, if any, of the same group for federal securities law purposes, will beneficially own more than 30% of the total voting power of the

Company's voting securities, as calculated under change of control provisions in the Company's debt agreements. The Company is assessing the conditions to funding under the investment agreement to determine whether it would be able to obtain additional funds from this source. As a result of those conditions, the Company cannot provide any assurance that it will be able to obtain additional funds under the investment agreement in an amount that would provide it with significant liquidity.

     Each issue of the Series B preferred stock will have a stated purchase price of $1,000 per share and accrue an 8% annual dividend payable quarterly, when and if declared by the Company's Board of Directors, in shares of Series B preferred stock or cash, at the Company's option. The Series B preferred stock will be redeemable at the Company's option beginning five years after the issue date and will be subject to mandatory redemption ten years after the issue date. The Series B preferred stock will have a liquidation preference equal to the greater of $1,000 per share plus accumulated and unpaid dividends or the amount that would have been received with respect to the shares of common stock issuable upon conversion of the shares of Series B preferred stock if such shares had been converted immediately before the event of dissolution, liquidation or winding-up. Holders of the Series B preferred stock will have special voting rights and powers, which will include the right to vote the Series B preferred stock on an as-converted basis subject to certain limitations and the exclusive right to elect two members to the Company's board of directors under specified circumstances. The Series B preferred stock will be convertible into common stock at any time at a conversion price initially equal to an average price per share of common stock over a specified pricing period, plus a 15% premium, but not to exceed $5.70. The conversion price will be subject to antidilution adjustments and other adjustments in specified circumstances. The Company also will be obligated to issue common stock purchase warrants at the closing of each funding for no additional consideration. Each issue of warrants will have an aggregate exercise price that is equal to 30% of the aggregate purchase price of the Series B preferred stock issued at such closing. The initial warrant exercise price per share of common stock will be the same as the initial conversion price of the Series B preferred stock with which such warrants are issued and will be subject to substantially similar adjustment provisions.

     On June 20, 2001, the Company issued 30,000 shares of Series B-1 Cumulative Convertible Preferred Stock (the "Series B-1 preferred stock") with a redemption value of $30 million, yielding proceeds, net of issuance costs, to the Company of approximately $27.4 million. The Series B-1 preferred stock is convertible into common stock at any time at an initial conversion price of $5.70 per share of common stock. The difference between the redemption value and recorded value of the Series B-1 preferred stock recorded in the financial statements is being accreted over a five-year period from the date of issuance. In connection with the issuance of the Series B-1 preferred stock, the Company issued warrants to purchase an aggregate of 1,578,948 shares of common stock at an initial exercise price of $5.70 per share. The warrants have an aggregate exercise price of $9 million. The warrants will be exercisable for common stock at any time for a period of ten years from the date of issuance. The Company estimated the fair value of the Series B-1 preferred stock and the warrants in accordance with EITF 00-27. The total fair value of the warrants issued was computed as approximately $4.9 million, which was allocated from the original purchase price of the Series B-1 preferred stock as warrants outstanding. The Company computed the value of the warrants using the Black-Scholes option pricing model.

     The Series B-1 preferred stock earned $1.3 million of dividends during 2001, of which the Company paid the $673,000 which became due and payable in October 2001 through the issuance of 673 additional shares of Series B-1 preferred stock.

     On September 5, 2001, the Company issued 40,000 shares of Series B-2 Cumulative Convertible Preferred Stock (the "Series B-2 preferred stock") with a redemption value of $40 million, yielding proceeds, net of issuance costs, to the Company of approximately $39.8 million. The Series B-2 preferred stock is convertible into common stock at any time at an initial conversion price of $2.56 per share of common stock. The difference between the redemption value and recorded value of the Series B-2 preferred stock recorded in the financial statements is being accreted over a five-year period from the date of issuance. In connection with the issuance of the Series B-2 preferred stock, the Company issued warrants to purchase an aggregate of 4,687,500 shares of common stock at an initial exercise price of $2.56 per share. The warrants have an aggregate exercise price of $12 million. The warrants will be exercisable for common stock at any time for a period of ten years from the date of issuance. The Company estimated the fair value of the Series B-2 preferred stock and the warrants in accordance with EITF 00-27. The total fair value of the warrants issued was computed as approximately $6.5 million, which was allocated from the original purchase price of the Series B-2 preferred stock as warrants outstanding. The Company computed the value of the warrants using the Black-Scholes option pricing model.

     The Series B-2 preferred stock accrued $1.0 million of dividends during 2001, none of which became due and payable in 2001.

8.   Other Equity Interests

Series A Preferred Stock

     The Company has 1,480,771 shares of Series A Convertible Preferred Stock (the "Series A preferred stock") outstanding. Holders of the Series A preferred stock are entitled to receive dividends, when and if declared by the Company's Board of Directors, in an amount equal to the dividends payable on the number of shares of common stock into which the Series A preferred stock is convertible. Each share of the Series A preferred stock is convertible at the option of the holders thereof into two shares of common stock on any date after March 14, 2002. The Series A preferred stock is not subject to mandatory or optional redemption. Holders of the Series A preferred stock have no voting rights other than the right to approve an increase in the authorized or issued amount of the Series A preferred stock, the issuance of any class of stock ranking senior to the Series A preferred stock as to dividends or rights on liquidation, or changes to the Company's certificate of incorporation adversely affecting the Series A preferred stock. The Series A preferred stock ranks senior to the Company's common stock and equally with the Series B preferred stock as to rights on liquidation. The Series A preferred stock has a liquidation preference equal to $7.40 per share plus declared and unpaid dividends.

Employee Stock Option Plan

     All employees of the Company are eligible to receive stock options under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan, as amended (the "Stock Option Plan"), which was adopted by the Company on March 24, 1997. In June 2001, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the Stock Option Plan from 9,815,000 to 13,815,000 (subject to antidilution adjustments in the event of a stock split, recapitalization or similar transaction). The Stock Option Plan provides for the grant of options that are intended to qualify as "incentive stock options" under
Section 422 of the Internal Revenue Code to employees of the Company, as well as the grant of non-qualifying options to any other individual whose participation in the Stock Option Plan is determined to be in the best interests of the Company. The exercise price per share of common stock of incentive stock options granted under the Stock Option Plan may not be less than 100% of the fair market value of the common stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). The option exercise price for non-incentive stock options granted under the Stock Option Plan may not be less than the par value of the common stock on the date of grant of the option. The maximum option term is 10 years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding common stock). Options granted under the Stock Option Plan generally become exercisable with respect to 50% of the shares subject to the options on the second anniversary of the date of grant and with respect to 25% of the shares subject to the options on each of the third and fourth anniversaries of the date of grant.

     On December 12, 2000, the Company offered to exchange for new options those options outstanding under the Stock Option Plan that had an exercise price of $18.00 or more and were held by option holders who had not received options after September 30, 2000. The offer expired on January 12, 2001 and the Company accepted for exchange options to purchase 2,084,983 shares of the common stock. On January 12, 2001, the Company cancelled all of the options that it had accepted for exchange. On July 13, 2001, the Company issued new options to purchase 1,900,071 shares of common stock to employees who had tendered options in the exchange. The options issued on July 13, 2001 were issued with an exercise price of $3.60 per share. The Company is accounting for the options granted in July 2001 as a fixed plan stock option grant to employees under APB No. 25 and FIN 44. No compensation expense was recorded, as the exercise price of the new options was equal to the fair market value of the Company's common stock at the date of grant.

Director Stock Option Plan

     On March 24, 1997, the Company adopted and its stockholders approved the ITC/\DeltaCom, Inc. Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the "formula" grant of options that are not intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code to directors of the Company who are not officers or employees of the Company (each an "Eligible Director"). The Director Plan authorizes the issuance of up to 481,500 shares of common stock pursuant to options granted under the Director Plan (subject to antidilution adjustments in the event of a stock split, recapitalization or similar transaction). The option exercise price for options granted under the Director Plan will be at least 100% of the fair market value of the shares of common stock on the date of grant of the option. Each Eligible Director will be granted an option to purchase 32,100 shares of common stock upon such person's initial election or appointment to serve as a director. Options granted will become exercisable with respect to 50% of the shares subject to the options on the second anniversary of the date of grant and with respect to 25% of the shares subject to the options on each of the third and fourth anniversaries of the date of grant. The options will expire ten years and 30 days after the date of grant.

Assumed ITC Holding Company Plans

     The Company assumed the ITC Holding Company, Inc. Amended and Restated Stock Option Plan and the ITC Holding Company, Inc. NonEmployee Director Stock Option Plan (the "Assumed Plans") in connection with the merger of ITC Holding Company and the Company in October 1997 for purposes of administering options under the Assumed Plans which were outstanding as of the merger date. Options to purchase shares of ITC Holding common stock that were outstanding under the Assumed Plans prior to the merger were converted in the merger into options to purchase shares of the Company's common stock and the common stock of another entity, subject in each case to adjustment of the exercise prices and the number of shares based on the exchange ratio for the merger. At December 31, 2001, options to purchase 2,945,522 shares of the Company's common stock were outstanding under the Assumed Plans.

Statement of Financial Accounting Standards (SFAS) No. 123

     The Company accounts for its stock based compensation plans under APB No. 25, under which no compensation cost is recognized for options granted with a per share exercise price equal to the fair market value of the Company's common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of all options to purchase shares of common stock granted to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions:

                                     2001        2000          1999
                                 ----------   -----------   -----------
Risk-free interest rate.....           4.38%         6.20%         5.79%
Expected dividend yield.....              0%            0%            0%
Expected lives..............     Five years   Seven years   Seven years
Expected volatility.........          97.72%       190.90%        79.17%

     The weighted average fair value of options granted under the Stock Option Plan and the Director Plan in 2001, 2000 and 1999 was $2.96, $23.16 and $19.19 per share, respectively. The total fair value of options for common stock granted to employees of the Company during 2001, 2000 and 1999 was computed as approximately $5.2 million, $81.9 million and $35.4 million, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss for the years ended December 31, 2001, 2000 and 1999 would have increased as follows:

  Net loss (in thousands)                   2001          2000        1999
  -----------------------                 ---------    ---------    --------

As reported.........................      $(215,644)   $ (70,875)   $(54,979)
Pro forma...........................      $(219,032)   $(100,871)   $(69,301)

Basic and diluted net loss per share
------------------------------------
As reported.........................      $   (3.46)   $   (1.16)   $  (0.98)
Pro forma...........................      $   (3.52)   $   (1.66)   $  (1.23)

     A summary of the status of options under the Stock Option Plan, the Director Plan and the Assumed Plans as of December 31, 2001, 2000 and 1999 and for the years then ended is as follows:

                                                         Weighted Average
                                                          Exercise Price
                                             Shares         Per Option
                                           ----------    ----------------
Outstanding at December 31, 1998.......     9,541,654          4.28
     Granted...........................     2,014,750         25.42
     Exercised.........................    (1,116,282)         2.45
     Forfeited.........................      (565,109)        13.33
                                           ----------
Outstanding at December 31, 1999.......     9,875,013          8.28
     Granted...........................     3,884,516         23.79
     Exercised.........................    (1,121,190)         2.78
     Forfeited.........................    (1,028,021)        20.13
                                           ----------
Outstanding at December 31, 2000.......    11,610,318         12.81
     Granted...........................     5,750,022          4.28
     Exercised.........................      (747,971)         1.70
     Forfeited.........................    (3,577,725)        22.56
                                           ----------
Outstanding at December 31, 2001.......    13,034,644          7.02
                                           ==========

     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date:

                   Outstanding    Weighted Average                       Exercisable
   Range of            as of         Remaining       Weighted Average     as of         Weighted Average
Exercise Prices   Dec. 31, 2001   Contractual Life    Exercise Price    Dec. 31, 2001    Exercise Price
---------------   -------------   ----------------   ----------------   -------------   ----------------
$ 0.16 - $ 0.93         2,704            1.5              $ 0.82              2,704          $ 0.82
$ 0.97 - $ 1.93     1,172,746            4.0                1.34            841,586            1.45
$ 2.16 - $ 3.03     3,027,088            4.8                2.38          3,027,088            2.38
$ 3.31 - $ 4.44     5,089,617            8.2                3.61          1,043,708            3.87
$ 5.45 - $ 6.38       215,286            8.1                5.68             51,600            6.35
$ 6.75 - $ 9.00     1,271,801            7.8                8.41            143,461            8.65
$ 9.78 - $14.75       386,773            6.3               13.32            271,923           13.26
$16.12 - $22.88       737,572            7.3               18.73            309,016           19.06
$23.90 - $28.25       351,067            7.8               26.21             95,199           24.29
$29.12 - $32.94       779,990            7.7               31.08            192,436           29.50

     At December 31, 2001, options to purchase 5,978,721 shares of the Company's common stock with a weighted average exercise price of $5.27 per share were exercisable by employees of the Company. At December

31, 2000, options to purchase 4,793,243 shares of the Company's common stock with a weighted average exercise price of $3.57 per share were exercisable by employees of the Company. At December 31, 1999, options to purchase 4,133,109 shares of the Company's common stock with a weighted average exercise price of $2.25 per share were exercisable by employees of the Company.

9.   Restructuring and Special Charges

     In September 2001, the Company announced changes to its business plan and other actions intended to reduce its operating expenses through a 20% reduction in its workforce and to reduce non-personnel operating expenses and planned capital expenditures. As a result of this restructuring, the Company in September 2001 recorded $4.8 million in restructuring costs, which are included as components of selling, operations and administration expenses. Restructuring charges include the Company's estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The restructuring charges also include estimates of office space lease commitments where the Company closed offices, net of any sublease rentals, and other exit costs. In connection with the restructuring, the Company closed an administrative office, retail services offices and an e/\deltacom office. Restructuring costs were accrued in accordance with EITF 94-3. The Company terminated some employees in each department and did not specifically identify the termination of an entire function or department.

     The Company recorded impairment charges of $74.4 million in accordance with SFAS No. 121 related to net book value of property and equipment removed from service less expected salvage totaling $1.8 million, $21.2 million of impaired assets relating to the e/\deltacom data center, and $51.4 million of intangible assets consisting of goodwill and customer lists related to e/\deltacom, the AvData network solutions business and IT Group Communications. These impairment charges are recorded as special charges in the accompanying statements of operations.

     The impairment of property and equipment removed from service relates to assets that the Company no longer plans to use as a result of its restructuring. Based on market conditions and operating results of e/\deltacom, the Company tested its e/\deltacom assets for impairment. The Company determined that an impairment existed and wrote the related assets down to estimated fair value. The Company expensed goodwill of $23.9 million related to e/\deltacom and $21 million of e/\deltacom property and equipment. Fair value was determined based on estimates of market values for comparable properties. In the opinion of management, the e/\deltacom assets are appropriately valued at December 31, 2001. However, management continues to evaluate strategic alternatives for this business segment, and additional impairment charges may be necessary based on the results of these evaluations or future changes in market conditions.

     Based on the Company's forecast for its AvData network solutions business and the expected operating results from customers acquired in the acquisition of IT Group Communications in 1998, the Company tested the related assets for impairment. The Company determined that an impairment existed and expensed $24.4 million of goodwill and $1.6 million of customer base assets related to the AvData network solutions business and $1.6 million of customer base assets related to former customers of IT Group Communications. These charges are reflected in the table below under "Retail Services."

     In September 2001, the Company also recorded a total of $2.9 million of other special charges, including a $1.7 million write-down of its retail services inventory of telephone systems and related equipment as a result of a decline in demand for those systems. These charges are included as a component of cost of services. The Company also recorded additional bad debt expense of $1.2 million, which is included in selling, operations and administration expenses. Of this amount, $809,000 was associated with disputed access charge revenues billed to interexchange carriers by the retail services segment and $392,000 was associated with a discontinued service in the e/\deltacom business.

     The following table summarizes restructuring and special charges the Company recorded in connection with the September 2001 restructuring (in thousands):

                                                            Broadband
                                                            Transport
                                                            Services    Retail Services   e/\deltacom     Total
                                                            ---------------------------------------------------
Cost of services:
  Inventory writedown ...................................      $ --         $ 1,663         $    --     $ 1,663
Selling, general and administration:
  Restructuring charges:
     Employee severance .................................       120           2,048           1,638       3,806
     Office space leases ................................        --           1,114              88       1,202
     Other exit costs ...................................        --              54              --          54
  Bad debts .............................................        --             809             392       1,201
Special charges:
  Impaired property and equipment .......................        55           1,793          21,174      23,022
  Impaired goodwill and other
intangible assets .......................................        --          27,565          23,850      51,415

                                                               ----         -------         -------     -------
Total ...................................................      $175         $35,046         $47,142     $82,363
                                                               ====         =======         =======     =======

     The following table reflects activity associated with accrued restructuring costs which are recorded in accrued liabilities for the year ended December 31, 2001 (in thousands):

                                              Write-offs/       Balance at
                                   Accruals    Payments     December 31, 2001
                                   ------------------------------------------
Restructuring charges:
     Employee severance ........    $3,555      $3,339           $  216
     Office space leases .......     1,202         135            1,067
     Other exit costs ..........        54          54                0
                                    ------      ------           ------
Total ..........................    $4,811      $3,528           $1,283
                                    ======      ======           ======

     Management expects to use the remaining restructuring accruals in 2002 and 2003 as additional payments are made under the terms of employee severance and office space lease agreements.

10.  Commitments and Contingencies

Purchase Commitments

     At December 31, 2001, the Company had entered into agreements with vendors to purchase approximately $8.8 million of equipment during 2002 related to the improvement and installation of switches, other network equipment and certain services.

     In November 2000, the Company entered a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides that the Company will receive specified volume discounts if it purchases at least $250 million of equipment and services from Nortel Networks between November 1, 1999 and December 31, 2002. If the Company does not purchase at least $250 million of equipment and services, it will be required to pay Nortel Networks an amount equal to three percent of the difference between $250 million and the amount of equipment the Company purchases. If the Company purchases equipment in excess of the original $250 million commitment amount, it may be able to obtain additional volume discounts based on additional purchase thresholds. As of December 31, 2001, the Company had purchased $113.1 million of equipment pursuant to the Nortel Networks purchase agreement.

Surety bonds

     Some of the Company's customers, especially government entities, require that the Company obtain surety bonds as a condition to its provision of service to them. In February 2002, because of the Company's financial condition, its surety cancelled all outstanding surety bonds that contained cancellation clauses. At the time the surety bonds were cancelled, the Company's surety bond portfolio had a face value of approximately $1.9 million in outstanding obligations, of which approximately $1.2 million were cancelled. As of February 28, 2002, these bonds had not been replaced. The surety plans to cancel all remaining bonds that may be cancelled upon renewal as they renew. These bonds renew at various dates in 2002 and have a face value of $405,000. The remaining bonds, valued at $282,000, are noncancellable, unless the Company no longer needs them or does not perform its obligations under the bonds. The surety also refuses to underwrite any new surety bonds unless the Company provides 100% collateral for such bonds. The Company is actively working with the existing obligees of the bonds to provide the security they require, and another surety has offered to underwrite new bonds or replace cancelled bonds for the Company if the Company provides 100% collateral for each bond. The Company's inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on its ability to provide service to some customers, especially government entities or other entities that generally require surety bonds. In addition, the requirement to provide 100% collateral for any bond issued may have an adverse impact on the funds available for capital expenditures or other uses if the Company chooses to purchase the surety bond and provide the collateral. To maintain the Company's existing surety obligations would require approximately $1.6 million of available funds and, depending on the perception of the Company's financial condition, could increase the demand on the Company of additional surety bonds and therefore further restrict the Company's available funds.

Deposit contingency

     The Company depends on BellSouth Telecommunications, Inc. ("BellSouth") for the provision of wholesale telecommunications services under its interconnection agreements with BellSouth and pursuant to various access tariffs which BellSouth has filed with federal and state regulatory agencies. By letter dated March 8, 2002, BellSouth requested that the Company provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to the Company. The Company is contesting both the requirement for, and the amount of, the requested deposit. If the Company is unsuccessful in either eliminating or substantially reducing the amount of the requested security deposit, the Company's cash reserves may be insufficient to fund the deposit, which could have a material adverse affect on the Company's ability to provide services to its customers.

Legal Proceedings

     In the normal course of business, the Company is subject to various litigation. In management's opinion, there are no legal proceedings, other than those described below, pending against the Company that could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

     Proceedings Affecting Rights-of-Way. A portion of the Company's network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power and several landowners who have granted Mississippi Power rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power. The Company became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi has directed the Company not to use that portion of its fiber optic network located on Mississippi Power's rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. The Company has rerouted all of the circuits on the affected portion of our network so that the Company may continue to provide services to its customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit the Company's use, the Company believe its potential liability for damages may be limited to the value of a permanent easement for that use. The Company cannot provide assurance in this respect, however, since the landowners are seeking damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power Company's rights-of-way in Jasper County and punitive damages for the Company's use of the route. The Company cannot reasonably estimate the amount of any potential loss.

     The Company initiated a civil suit in August 2001 in the U.S. District Court for the Southern District of Mississippi, Southern Division, in which the Company seeks a declaratory judgment confirming its continued use of cables in Mississippi Power Company's rights-of-way on 37 parcels of land or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants have filed a counterclaim against Mississippi Power and the Company seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although the Company has resolved the issue of its use of the rights-of-way with some of the defendants, the Company cannot provide assurance that it will be successful in this proceeding. The Company cannot reasonably estimate the amount of any potential loss. This civil suit has been consolidated with another pending civil suit in the U.S. District Court for the Southern District of Mississippi initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company's allowance of third parties to use its rights-of-way for telecommunications purposes.

     The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis that, among other things, there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court also is permitting the plaintiffs to amend their complaint to allege additional facts regarding the use of the rights-of-way to support the landowners' contention that there is additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. The Company cannot reasonably estimate the amount of any potential loss.

     The Company uses rights-of-way of Georgia Power Company in Georgia for a portion of its network. In July 2001, a suit filed in the Superior Court of Decatur County, Georgia by a group seeking compensatory and punitive damages and claiming to represent a class of landowners alleged that Georgia Power and the other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. The Company was made a party to the suit in January 2002. The Company cannot reasonably estimate the amount of any potential loss.

     In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company has obtained use of rights-of-way for our fiber optic telecommunications network. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. In December 2001, the Company filed for summary judgment, but the court has not ruled on this action. The defendants have filed a counterclaim requesting, among other items, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. The Company cannot reasonably estimate the amount of any potential loss.

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

     The Settlement Agreement provided for a cash payment of approximately $53 million, which BellSouth made in October 2000. This payment represented payment for reciprocal compensation amounts previously billed to BellSouth and for estimated reciprocal compensation billings for the period from the date of the Settlement Agreement through December 31, 2000 and for 2001. The portion of the payment related to 2001 is subject to reconciliation procedures. Under the initial reconciliation procedure that occurred in July 2001, the Company repaid $5.5 million to BellSouth, which represented the difference between the forecasted amount of reciprocal compensation upon which the prepayment was based and the actual amount of reciprocal compensation generated by BellSouth during the first six months of 2001 and a revised forecasted amount for the last six months of 2001. This repayment had no effect on the Company's recorded revenues for 2001, because the Company recognizes reciprocal compensation revenue as it is earned. The repayment was recorded as a reduction to deferred revenue. The portion of the prepayment related to 2001 reciprocal compensation is subject to additional reconciliation procedures covering the last six months of 2001. The Company does not expect that it will be required to repay additional amounts to BellSouth as a result of the additional 2001 reconciliation procedures.

     The Settlement Agreement also provided for the prepayment by BellSouth of an additional amount to the Company in December 2001 related to expected reciprocal compensation traffic levels in 2002. The Company received a prepayment from BellSouth of $17.6 million in December 2001 related to this provision of the Settlement Agreement. This additional amount is subject to quarterly reconciliation procedures based upon the actual amount of reciprocal compensation traffic during 2002. These procedures may require the Company to repay a portion of the 2002 reciprocal compensation prepayment. The accompanying consolidated balance sheets include $17.6 million in unearned revenue related to the prepayment for 2002.

     The Company agreed to limit reciprocal compensation payments by BellSouth to $27.5 million in 2001 and $29.5 million in 2002.

11.  Employee Benefit Plans

     Employees of the Company participate in the Company's 401(k) defined contribution plan. The Company offers matching of employee contributions at a rate of 100% of up to the first 2% of employee contributions and 50% of up to the next 4% of employee contributions. Total matching contributions made to the Company's plan and charged to expense by the Company for the years ended December 31, 2001, 2000 and 1999 were $2.4 million, $1.8 million and $946,000, respectively. No discretionary contributions were made for 2001, 2000 and 1999.

12.  Related Party Transactions

     As described below, certain affiliates of the Company and other related parties have provided the Company with various services, and the Company has provided some of these entities with telecommunications and related services. In management's opinion, the Company's transactions with the entities described below are generally representative of arm's-length transactions.

ITC Holding Company and Affiliates

     Each of the companies described below is, or during one or more of the years ended December 31, 2001, 2000 and 1999 was, a subsidiary or affiliate of ITC Holding Company. During the years ended December 31, 2001, 2000 and 1999, directors of ITC Holding Company constituted a majority of the Company's Board of Directors and certain of such directors of the Company also served as directors or executive officers of certain of the companies described below. In 2001, as a result of its investment in the Series B preferred stock and common stock purchase warrants (Note 7), ITC Holding Company acquired beneficial ownership of securities of the Company representing over 20% of the total voting power of the Company's voting securities.

     The current or former subsidiaries or affiliates of ITC Holding Company that provided the Company with various services and/or received services provided by the Company include KNOLOGY Broadband, Inc. ("KNOLOGY"), which provides local exchange and long-distance telephone services and cable television services; InterCall, Inc. ("InterCall"), which provides conference calling services; InterServ Services Corporation ("InterServ"), which provides operator services for "800" customer service numbers and full-service marketing research in the telecommunications industry and other industries; Powertel, Inc., which provides cellular services;

and MindSpring Enterprises, Inc. and its successor, Earthlink, Inc. (collectively, "Earthlink"), which is a provider of Internet access.

     For the years ended December 31, 2001, 2000 and 1999, the Company received services from these affiliated entities in the amounts of $820,000, $781,000, and $877,000, respectively, which are reflected in selling, operations and administration expenses in the accompanying consolidated statements of operations. In addition, in 2001, 2000 and 1999, the Company received services from these affiliated entities in the amount of $663,000, $780,000 and $610,000, respectively, which are reflected in cost of services in the accompanying consolidated statements of operations.

     The Company provides operator and directory assistance services and lease capacity on certain of its fiber routes to affiliated entities. The Company also provides long-distance and related services to ITC Holding Company and some of the foregoing affiliated entities and acts as an agent for InterCall and Earthlink in contracting with major interexchange carriers to provide origination and termination services. Under these agreements, the Company contracts with the interexchange carrier and rebills the appropriate access charges plus a margin to InterCall and Earthlink, so that only the margin is included in the Company's consolidated revenues. Total affiliated revenues related to the foregoing entities included in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 were $12.1 million, $21.4 million and $15.7 million, respectively.

SCANA Corporation and Affiliates

     The Company entered into the transactions with SCANA Corporation ("SCANA") and its subsidiaries described below. Mr. Timmerman, a director and stockholder of the Company, is also Chairman, President and Chief Executive Officer of SCANA. SCANA is the beneficial owner of securities of the Company representing over 10% of the total voting power of the Company's voting securities.

     The Company provides retail services, including local and long distance telephone services, data services and Internet access, to SCANA and some of SCANA's subsidiaries. Total revenues attributable to SCANA and its subsidiaries included in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 were $1.5 million, $1.7 million and $826,000, respectively. The Company leases office space and space for telecommunications switching equipment at various locations in Columbia, South Carolina from a subsidiary of SCANA. Under the lease agreements, the Company paid $157,000, $113,000 and $83,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

J. Smith Lanier & Co.

     J. Smith Lanier & Co., an insurance placement company, has provided the Company with insurance brokerage services, including the negotiation and acquisition on the Company's behalf of various insurance policies with third-party insurers. J. Smith Lanier & Co. also has performed risk management services for the Company. The Company paid $767,000, $624,000 and $532,000 for such services for the years ended December 31, 2001, 2000 and 1999, respectively. The Company provides retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Total revenues attributable to J. Smith Lanier & Co. included in the accompanying consolidated statements of operations for the years ended December 31, 2001, 2000 and 1999 were $307,000, $166,000 and $73,000, respectively. J.
Smith Lanier, II is the beneficial owner of more than 5% of the Company's common stock. Mr. Lanier also is the Chairman and a significant stockholder of J. Smith Lanier & Co. William T. Parr, a director of the Company, serves as Vice Chairman of J. Smith Lanier & Co.

Other

     The Company leases real properties from a former stockholder and entities controlled by the former stockholder. Total rental expense related to these leases was approximately $184,000, $203,000 and $176,000 in 2001, 2000 and 1999,
respectively. The Company is obligated to pay rentals to the former stockholder totaling approximately

$210,000 annually from 2002 through February 2004 under leases which are cancelable by either of the parties with 24 months' notice.

     In July 1999, the Company completed the acquisition, by merger, of AvData Systems, Inc., an affiliated entity (Note 13). Prior to the acquisition, some of the directors and officers of the Company were directors, officers and/or stockholders of AvData.

13.  Acquisitions

Acquisition of AvData

     In July 1999, the Company completed its acquisition, by merger, of AvData, a privately-owned data network management provider in Atlanta, Georgia. As the merger consideration, the Company issued 983,511 shares of common stock (including 171,898 shares which were held in a two-year escrow account to protect against specified contingencies) and options to purchase 39,915 shares of common stock valued at $29.2 million in the aggregate. The Company issued an additional 123,757 shares of common stock and options to purchase 6,163 shares of common stock in March 2000 valued at $4.3 million in the aggregate under earn-out provisions based on specified performance objectives met as of December 31, 1999.

     The purchase price of AvData was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the net assets purchased in connection with this acquisition and the amount attributable to costs in excess of net assets acquired (in thousands):

Property, plant and equipment.............    $ 4,446
Working capital...........................       (148)
Noncurrent liabilities....................        (63)
Intangible assets.........................     29,240
                                              -------
Purchase price............................    $33,475
                                              =======

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

     The purchase price of SciTel was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the net assets purchased in connection with this acquisition and the amount attributable to costs in excess of net assets acquired (in thousands):

Property, plant and equipment ............     $  107
Working capital ..........................        498
Noncurrent liabilities ...................          0
Intangible assets ........................      1,695
                                               ------
Purchase price ...........................     $2,300
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

     The purchase price of Bay Data was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the net assets purchased in connection with this acquisition and the amount attributable to costs in excess of net assets acquired (in thousands):

Property, plant and equipment ............    $ 1,807
Working capital ..........................     (1,375)
Noncurrent liabilities ...................          0
Intangible assets ........................     27,785
                                              -------
Purchase price ...........................    $28,217
                                              =======

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

                                                         2000        1999
                                                       --------    --------
                                                          (in thousands,
                                                        except share data)
Operating revenues ...............................     $367,923    $265,997
Net loss .........................................      (72,004)    (61,058)
Basic and diluted net loss per common share ......     $  (1.18)   $  (1.07)

14.  Segment Reporting

     As discussed in Note 1, the Company operates in three business segments: broadband transport services, retail services and e/\deltacom. The Company also has a corporate segment, which has no operations. The Company evaluates segment performance based on operating revenue, gross margin, selling, operations and administration expenses and depreciation and amortization expense. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2). All intercompany transactions between segments have been eliminated. Summarized financial data by business segment as of and for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                                       2001
                                            ------------------------------------------------------------
                                            Broadband
                                            Transport    Retail    e/\deltacom   Corporate
                                             Segment    Segment     Segment      Segment    Consolidated
                                            ------------------------------------------------------------
Operating revenues ......................   $ 95,034    $305,074     $15,231     $    --      $ 415,339
Gross margin ............................     83,831     139,682       4,042          --        227,555
Selling, operations and administration...     33,979     125,293      29,440          --        188,712
Depreciation and amortization ...........     49,091      60,476       9,289          82        118,938
Special charges .........................         55      29,358      45,024          --         74,437
Other income (expense), net .............                                                         1,434
Interest expense ........................                                                       (58,833)
                                                                                              ---------
Loss before income taxes and
  extraordinary item ....................                                                     $(211,931)
                                                                                              =========
Identifiable assets .....................   $347,729    $425,912     $93,593     $11,098      $ 878,332
                                            ========    ========     =======     =======      =========
Capital expenditures, net ...............   $ 44,286    $ 61,190     $56,489     $    --      $ 161,965
                                            ========    ========     =======     =======      =========

                                                                       2000
                                            ------------------------------------------------------------
                                            Broadband
                                            Transport   Retail     e/\deltacom   Corporate
                                             Segment    Segment     Segment      Segment    Consolidated
                                            ------------------------------------------------------------
Operating revenues ......................   $ 83,336    $269,947    $ 10,365     $    --     $  363,648

                                                                       2000
                                            ------------------------------------------------------------
                                            Broadband
                                            Transport   Retail     e/\deltacom   Corporate
                                             Segment    Segment     Segment      Segment    Consolidated
                                            ------------------------------------------------------------
Gross margin ............................     73,949     131,097       3,602          --        208,648
Selling, operations and administration...     32,986     101,743      16,321          --        151,050
Depreciation and amortization ...........     37,930      45,164       3,343          82         86,519
Other income (expense), net .............                                                        14,337
Interest expense ........................                                                       (55,482)
                                                                                             ----------
Loss before income taxes and
  extraordinary item ....................                                                    $  (70,066)
                                                                                             ==========
Identifiable assets .....................   $457,637    $453,381    $101,630     $35,878     $1,048,526
                                            ========    ========    ========     =======     ==========
Capital expenditures, net ...............   $121,588    $131,120    $ 57,123     $    --     $  309,831
                                            ========    ========    ========     =======     ==========

                                                                        1999
                                            ------------------------------------------------------------
                                            Broadband
                                            Transport   Retail     e/\deltacom   Corporate
                                             Segment    Segment      Segment      Segment   Consolidated
                                            ------------------------------------------------------------
Operating revenues ......................   $ 72,853    $171,991       $--       $    --      $244,844
Gross margin ............................     62,082      64,041        --            --       126,123
Selling, operations and administration...     24,151      72,703        --            --        96,854
Depreciation and amortization ...........     28,857      24,871        --            82        53,810
Other income (expense), net .............                                                       14,949
Interest expense ........................                                                      (45,293)
                                                                                              --------
Loss before income taxes and
  extraordinary item ....................                                                     $(54,885)
                                                                                              ========
Identifiable assets .....................   $386,820    $334,368       $--       $86,410      $807,598
                                            ========    ========       ===       =======      ========
Capital expenditures, net ...............   $ 66,806    $ 98,734       $--       $    --      $165,540
                                            ========    ========       ===       =======      ========

15.  Quarterly Financial Data (Unaudited)

     The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts). The sum of the per share amounts does not equal the annual amounts because of the changes in the weighted-average number of shares outstanding during the year.

  2001                                            1st Qtr (a)    2nd Qtr      3rd Qtr     4th Qtr (b)     Total
  ----                                            -----------    --------    ---------    -----------   ---------

Operating revenues ...........................     $102,207      $106,034    $ 102,482     $104,616     $ 415,339
Gross margin .................................       58,769        59,938       53,418       55,430       227,555
Net loss applicable to common stockholders ...      (29,820)      (31,103)    (119,942)     (34,779)     (215,644)
Basic and diluted net loss per common share ..        (0.48)        (0.50)       (1.92)       (0.56)        (3.46)

  2000                                             1st Qtr    2nd Qtr (a)   3rd Qtr (a)   4th Qtr (a)(b)     Total
------                                            --------    -----------   -----------   --------------   --------
Operating revenues ...........................    $ 75,707      $ 86,411     $102,875        $ 98,655      $363,648
Gross margin .................................      41,071        48,492       63,540          55,545       208,648
Net loss .....................................     (15,847)      (18,358)     (10,731)        (25,939)      (70,875)
Basic and diluted net loss per common share ..       (0.27)        (0.30)       (0.17)          (0.42)        (1.16)

(a) The Company recognized one time net benefits for interconnection agreement settlements of approximately $1.5 million for the first quarter of 2001 and $2.5 million, $11.8 million and $1.8 million for the second, third and fourth quarters of 2000, respectively.
(b) The Company's weighted average outstanding shares for the fourth quarter of 2001 and 2000 was 62,364,768 and 61,611,576, respectively.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ITC/\DELTACOM, INC. and SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 15, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/S/   Arthur Andersen LLP

Atlanta, Georgia
February 15, 2002

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFICATION ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (In thousands)

                                                 Balance at                                              Balance
                                                 Beginning                                              at End of
                                                 of Period             Additions            Deduction    Period
                                                 ----------   ---------------------------   ---------   ---------
                                                              Charged to   Charged to
Description:                                                    Income     Other Accounts
------------                                                  ----------   --------------
Provision for uncollectible accounts
     1999.....................................      1,260          753         494 (1)         983 (2)     1,524
     2000.....................................      1,524        3,009           0           1,530 (2)     3,003
     2001.....................................      3,003        5,230           0           2,544 (2)     5,689
Valuation allowance for deferred tax assets
     1999.....................................      8,695       19,803       2,689 (3)           0        31,187
     2000.....................................     31,187       17,176       8,999 (3)           0        57,362
     2001.....................................     57,362       55,203       2,275 (3)           0       114,840

(1) Represents a purchase reserve related to the acquisition of AvData Systems, Inc.
(2) Represents the write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(3) Represents the increase in the valuation allowance related to stock option compensation deductible for income tax purposes, but not for financial accounting purposes, and charged to additional paid-in capital, net of a full valuation allowance.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 1st day of April 2002.

                                     ITC/\DELTACOM, INC.

                                     By:           /s/ Larry F. Williams
                                        ----------------------------------------
                                                     Larry F. Williams
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

            Signature                                     Title                          Date
---------------------------------    ---------------------------------------------    -------------


/s/ Larry F. Williams                Chairman and Chief Executive Officer             April 1, 2002
---------------------------------    (Principal Executive Officer)
    Larry F. Williams


/s/ Andrew M. Walker                 President, Chief Operating Officer and           April 1, 2002
---------------------------------    Director
    Andrew M. Walker


/s/ Douglas A. Shumate               Senior Vice President-Chief Financial Officer    April 1, 2002
---------------------------------   (Principal Financial Officer and Principal
    Douglas A. Shumate               Accounting Officer)


/s/ Campbell B. Lanier, III          Vice Chairman                                    April 1, 2002
---------------------------------
    Campbell B. Lanier, III


/s/ James H. Black, Jr.              Director                                         April 1, 2002
---------------------------------
    James H. Black, Jr.


/s/ Donald W. Burton                 Director                                         April 1, 2002
---------------------------------
    Donald W. Burton


/s/ Robert A. Dolson                 Director                                         April 1, 2002
---------------------------------
    Robert A. Dolson


/s/ James V. Martin                  Director                                         April 1, 2002
---------------------------------
    James V. Martin


/s/ R. Gerald McCarley               Director                                         April 1, 2002
---------------------------------
    R. Gerald McCarley



            Signature                                     Title                          Date
---------------------------------    ---------------------------------------------    -------------


/s/ William T. Parr                  Director                                         April 1, 2002
---------------------------------
    William T. Parr


/s/ William H. Scott, III            Director                                         April 1, 2002
---------------------------------
    William H. Scott, III


/s/ William B. Timmerman             Director                                         April 1, 2002
---------------------------------
    William B. Timmerman

                                 EXHIBIT INDEX

Exhibit
Number    Exhibit Description
-------   -------------------

3.1 Restated Certificate of Incorporation of ITC/\DeltaCom, Inc.(including the Certificate of Designations of the Powers, Preferences and Relative, Participating or Other Rights, and the Qualifications, Limitations or Restrictions Thereof, of Series A Convertible Preferred Stock, the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series B-1 Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Series B-2 Cumulative Convertible Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

3.2       Amended and Restated Bylaws of ITC/\DeltaCom, Inc. Filed herewith.

4.1       Specimen representing the Common Stock of ITC/\DeltaCom, Inc. Filed as
          Exhibit 4.1 to Registration Statement on Form S-1, as amended (File No. 333-36683) ( "Form S-1 "), and incorporated herein by reference.

4.2 Specimen representing the Series B-1 Cumulative Convertible Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc. Filed as
          Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

4.3 Specimen representing the Series B-2 Cumulative Convertible Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc. Filed as
          Exhibit 4.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.1 Capacity Agreement dated as of February 1, 1997 between Interstate FiberNet, Inc. and Entergy Technology Company. Filed as Exhibit 10.1 to Registration Statement on Form S-4, as amended (File No. 333-31361) (the "1997 Form S-4 "), and incorporated herein by reference.

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

10.4 Term Agreement dated as of August 11, 1994 between Gulf States FiberNet and Illinois Central Railroad Company. Filed as Exhibit 10.14 to 1997 Form S-4 and incorporated herein by reference.

10.5.1 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to 1997 Form S-4 and incorporated herein by reference.

10.5.2 Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to 1997 Form 10-K and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.5.3 Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the "September 1998 Form 10-Q ") and incorporated herein by reference.

10.5.4 First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement dated as of July 24, 1995 between Southern Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. Filed as Exhibit 10.16 to 1997 Form S-4 and incorporated herein by reference.

10.5.5 Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated July 25, 1995 between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to 1997 Form S-4 and incorporated herein by reference.

+10.5.6 Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively "SES"), ITC Transmission Systems, Inc. (as managing partner of Interstate Fibernet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to 1997 Form S-4 and incorporated herein by reference.

10.5.7 Consent for Assignment of Interest dated February 20, 1997 among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to 1997 Form S-4 and incorporated herein by reference.

10.5.8 Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated March 27, 1997 between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as
          Exhibit 10.19 to 1997 Form S-4 and incorporated herein by reference.

+10.5.9 Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.6.1 Fiber System Lease Agreement dated January 30, 1996 between CSW Communications, Inc. and Gulf States FiberNet. Filed as Exhibit 10.20 to 1997 Form S-4 and incorporated herein by reference.

10.6.2 Consent for Acquisition and Assignment dated January 13, 1997 between CSW Communications, Inc. and Gulf States FiberNet. Filed as Exhibit
          10.21 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.7 Network Operating Agreement dated March 25, 1996 among Gulf States FiberNet, TriNet, Inc., Hart Communications, Inc. and SCANA Communications, Inc. (f/k/a MPX Systems, Inc.). Filed as Exhibit 10.25 to 1997 Form S-4 and incorporated herein by reference.

10.8.1 Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit 10.26 to 1997 Form S-4 and incorporated herein by reference.

10.8.2 Amendment to the Agreement for Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit 10.27 to 1997 Form S-4 and incorporated herein by reference.

10.8.3 First Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated March 22, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
          10.28 to 1997 Form S-4 and incorporated herein by reference.

10.8.4 Second Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated December 1, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
          10.29 to 1997 Form S-4 and incorporated herein by reference.

10.8.5 Third Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated September 23, 1992 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
          10.30 to 1997 Form S-4 and incorporated herein by reference.

10.8.6 Fourth Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated January 1, 1994 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
          10.31 to 1997 Form S-4 and incorporated herein by reference.

10.9.1 Agreement dated March 6, 1990 between Tennessee Valley Authority and Consolidated Communications Corporation (predecessor to DeltaCom, Inc.). Filed as Exhibit 10.32 to 1997 Form S-4 and incorporated herein by reference.

10.9.2 Supplement Agreement; Leased Fiber Pathways, dated as of September 26, 1997, by and between Tennessee Valley Authority and DeltaCom, Inc. Filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference.

10.10 Master Equipment Lease Agreement dated October 30, 1995 between AT&T Systems Leasing Co. and DeltaCom, Inc. Filed as Exhibit 10.36 to 1997 Form S-4 and incorporated herein by reference.

10.11 Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA Communications, Inc., for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference.

+10.12.1 Network Products Purchase Agreement No. ITC 2000NPPA between Nortel Networks Inc. and Interstate FiberNet, Inc. and its subsidiary ITC/\DeltaCom Communications, Inc., effective as of November 8, 2000 (the "Nortel Purchase Agreement"). Filed as Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

++10.12.2 Schedule D: Data and Internet Products: Ethernet Port Commitment and
          Services Payment Program to the Nortel Purchase Agreement. Filed herewith.

+10.12.3 Professional Services Attachment, Exhibit P, to the Nortel Purchase Agreement. Filed as Exhibit 10.8.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

+10.12.4 Product Attachment, Exhibit Q, eBusiness Solutions Products, to the Nortel Purchase Agreement. Filed as Exhibit 10.8.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

+10.13 Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation. Filed as
          Exhibit 10.45 to 1997 Form S-4 and incorporated herein by reference.

+10.14.1 Fiber Optic Capacity Marketing and Operating Agreement, dated March 21, 1996, by and between Interstate FiberNet and Florida Power & Light Company. Filed as Exhibit 10.46 to 1997 Form S-4 and incorporated herein by reference.

+10.14.2 Addendum to Fiber Optic Capacity Marketing and Operating Agreement, dated July 10, 1997, by and between Interstate FiberNet and Florida Power & Light Company. Filed as Exhibit 10.47 to 1997 Form S-4 and incorporated herein by reference.

+10.15 Master Service Agreement, dated May 6, 1996, by and between Interstate FiberNet and MCI Telecommunications Corporation. Filed as Exhibit
          10.48 to 1997 Form S-4 and incorporated herein by reference.

+10.16 Telecommunications System Maintenance Agreement, dated as of January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.49 to 1997 Form S-4 and incorporated herein by reference.

+10.17 Sprint Communications Company Facilities and Services Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.50 to 1997 Form S-4 and incorporated herein by reference.

+10.18 Fiber Optic Facility Lease Agreement, dated as of January 31, 1997, by and between Interstate FiberNet, Inc. and Southern Telecom 1, Inc. Filed as Exhibit 10.51 to 1997 Form S-4 and incorporated herein by reference.

10.19 First Assignment and Assumption of Fiber Optic Facility Lease Agreement, dated February 1, 1997, by and between Interstate FiberNet, Inc. and Gulf States FiberNet. Filed as Exhibit 10.52 to 1997 Form S-4 and incorporated herein by reference.

+10.20.1 Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet, Inc. and Sprint Communications Company L.P. Filed as Exhibit 10.53 to 1997 Form S- 4 and incorporated herein by reference.

10.20.2 Amendment to Telecommunications System Agreement, dated July 25, 1995, by and between Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.54 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

+10.20.3 Amendment No. 2 to Telecommunications System Agreement, dated August 8, 1996, by and between Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.55 to 1997 Form S-4 and incorporated herein by reference.

+10.20.4 Assignment of the Telecommunications System Agreement, dated July 25, 1995, between Interstate FiberNet, Inc., Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.56 to 1997 Form S-4 and incorporated herein by reference.

+10.20.5 Assignment of the Telecommunications System Agreement, dated February 27, 1997, between Sprint Communications Company L.P., Gulf States FiberNet and Gulf States Transmission Systems, Inc. Filed as Exhibit
          10.57 to 1997 Form S-4 and incorporated herein by reference.

10.21 Fixed Fee Agreement for Exchange of Use and Maintenance of Six (6) Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic Fibers, dated July 25, 1997, by and between Interstate FiberNet, Inc., Gulf States Transmission Systems, Inc. and ALLTEL Telephone Services Corporation. Filed as Exhibit 10.58 to 1997 Form S-4 and incorporated herein by reference.

+10.22 Marketing and Operating Agreement, dated as of October 6, 1994, by and between Interstate FiberNet, Inc. and DukeNet Communications, Inc. Filed as Exhibit 10.74 to 1997 Form S-4 and incorporated herein by reference.

10.23.1 Credit Agreement (the "Credit Agreement "), dated as of April 5, 2000, among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereto, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Initial Lenders, Morgan Stanley Senior Funding, Inc. ( "Morgan Stanley "), as administrative agent for the Lender Parties (as defined therein), Morgan Stanley & Co. Incorporated, as collateral agent, Bank of America Securities LLC and Morgan Stanley, as joint lead arrangers and joint book runners, and Bank of America, N.A., as syndication agent. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

10.23.2 Amendment No. 1, dated as of June 1, 2001, to the Credit Agreement. Filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.23.3 Amendment No. 2, dated as of June 1, 2001, to the Credit Agreement. Filed herewith.

10.23.4 Security Agreement, dated April 5, 2000, made by Interstate FiberNet, Inc., ITC/\DeltaCom, Inc., and the other Persons listed on the signature pages thereof and the Additional Grantors (as defined in Section 23(b) thereof) to Morgan Stanley & Co. Incorporated, as collateral agent for the Secured Parties (as defined in the Credit Agreement). Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

10.24.1 Indenture, dated as of June 3, 1997, between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 11% Senior Notes due 2007 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.1 to 1997 Form S-4 and incorporated herein by reference.

10.24.2 Supplemental Indenture, dated as of October 17, 1997, between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee. Filed as Exhibit 82.2 to Form S-1 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.24.3 Pledge and Security Agreement dated as of June 3, 1997 from ITC/\DeltaCom, Inc. as Pledgor to United States Trust Company of New York as Trustee. Filed as Exhibit 4.3 to 1997 Form S-4 and incorporated herein by reference.

10.24.4   Form of Exchange Note (contained in Indenture filed as Exhibit
          10.34.1).

10.25 Assignment and Contribution Agreement Pursuant to Pledge and Security Agreement dated as of July 25, 1997, by and among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc. and United States Trust Company of New York, as Trustee filed herewith. Filed as Exhibit 4.5 to 1997 Form S-4 and incorporated herein by reference.

+10.26.1 MCI Carrier Agreement, effective September 1, 1997, by and between MCI Telecommunications Corporation and Associated Communications Companies of America (ACCA). Filed as Exhibit 10.87 to Form S-1 and incorporated herein by reference.

+10.26.2 First Amendment to the MCI Carrier Agreement, dated as of November 21, 1997, by and between MCI Telecommunications Corporation and Associated Communication Companies of America (ACCA). Filed as Exhibit 10.87.1 to 1997 Form 10-K and incorporated herein by reference.

10.27.1 Amended and Restated ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed herewith.

10.27.2 Form of Stock Option Agreement under the Amended and Restated ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Filed as Exhibit 10.37.2 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.28.1 ITC/\DeltaCom, Inc. Director Stock Option Plan. Filed as Exhibit 10.89 to Form S-1 and incorporated herein by reference.

10.28.2 Form of Non-Qualified Stock Option Agreement under the ITC/\DeltaCom, Inc. Director Stock Option Plan. Filed as Exhibit 10.38.2 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.29.1 ITC Holding Company, Inc. Amended and Restated Stock Option Plan. Filed as Exhibit 10.90 to Form S-1 and incorporated herein by reference.

10.29.2 Amendment No. 1 to ITC Holding Company, Inc. Amended and Restated Stock Option Plan. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.30.1 ITC Holding Company, Inc. Nonemployee Director Stock Option Plan. Filed as Exhibit 10.91 to Form S-1 and incorporated herein by reference.

10.30.2 Amendment No. 1 to ITC Holding Company, Inc. Nonemployee Director Stock Option Plan. Filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

10.31 Description of ITC/\DeltaCom, Inc. Bonus Plan. Filed as Exhibit 10.92 to Form S-1 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.32 Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Form S-1 and incorporated herein by reference.

10.33.1 Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as
          Exhibit 10.94 to Form S-1 and incorporated herein by reference.

10.33.2 First Amendment to Sale and Purchase Agreement. Among SCANA Corporation, SCANA Communications, Inc., and ITC Holding Company, Inc., dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom, Filed as Exhibit 10.95 to Form S-1 and incorporated herein by reference.

10.34.1 Indenture dated March 3, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 8 7/8% Senior Notes due 2008 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.2 to Inc.1997 Form 10-K and incorporated herein by reference.

10.34.2   Form of Global 8 7/8% Note due 2008 (contained in Indenture filed as
          Exhibit 10.44.1).

10.35.1 Indenture dated as of November 5, 1998 between ITC/\DeltaCom, Inc. and United States Trust Company of New York, as Trustee, relating to the 9 3/4% Senior Notes due 2008 of ITC/\DeltaCom, Inc. Filed as Exhibit 4.2 to Registration Statement on Form S-4, as amended (File No. 333-71735) (the "February 1999 Form S-4"), and incorporated herein by reference.

10.35.2   Form of Global 9 3/4% Note due 2008 (contained in Indenture filed as
          Exhibit 10.45.1).

10.36.1 Registration Rights Agreement, dated as of May 12, 1999, by and among ITC/\DeltaCom, Inc. and Morgan Stanley & Co. Incorporated, Credit Suisse First Boston Corporation, First Union Capital Markets Corp. and NationsBanc Montgomery Securities LLC. Filed as Exhibit 4.1 to the May 1999 Form 10-Q and incorporated herein by reference.

10.36.2 Indenture dated as of May 12, 1999, between ITC/\DeltaCom, Inc. ITC/\DeltaCom, Inc. and U.S. Trust, Company of Texas, N.A., a national banking corporation, as trustee. Filed as Exhibit 4.1 to the May 1999 Form 10-Q and incorporated herein by reference.

10.36.3 Form of Global Note relating to the 4 1/2% Convertible Subordinated Notes due 2006 (contained in Indenture filed as Exhibit 10.46.2).

10.36.4 Form of Registered 4 1/2% Convertible Subordinated Note due 2006. Filed as Exhibit 4.5 to Registration Statement on Form S-3, as amended (File No. 333-84661), and incorporated herein by reference.

10.37.1 Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the "Master Lease Agreement "). Filed as Exhibit 10.47.1 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.37.2   Form of Equipment Schedule to the Master Lease Agreement. Filed as
          Exhibit 10.47.2 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.37.3 Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC Capital Corporation. Filed as Exhibit 10.47.3 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.37.4 Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.37.5 Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed herewith.

10.38 Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc. d/b/a/ ITC/\DeltaCom. Filed as Exhibit 10.48 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.39.1 Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc. d/b/a/ ITC/\DeltaCom. Filed as Exhibit 10.49.1 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.39.2 First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as
          Exhibit 10.49.2 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.39.3 Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.3 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.40 Interconnection Agreement, effective as of July 1, 1999, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

10.41.1 Investment Agreement, dated as of February 27, 2001, between ITC/\DeltaCom, Inc. and ITC Holding Company, Inc. Filed as Exhibit
          10.1 to Report on Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference.

10.41.2 Amendment No. 1 to Investment Agreement, dated as of May 29, 2001, by and among ITC/\DeltaCom, Inc., ITC Holding Company, Inc., SCANA Corporation and HBK Master Fund L.P. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41.3 Registration Rights Agreement, dated as of June 20, 2001, among ITC/\DeltaCom, Inc., ITC Holding Company, Inc., SCANA Corporation, HBK Master Fund L.P. and the other Holders from time to time thereunder. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

Exhibit
Number    Exhibit Description
-------   -------------------

10.41.4 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to ITC Telecom Ventures, Inc. Filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41.5 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to SCANA Corporation. Filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41.6 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated June 20, 2001, issued to HBK Master Fund L.P. Filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

10.41.7 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to ITC Telecom Ventures, Inc. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.41.8 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to SCANA Corporation. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.41.9 ITC/\DeltaCom, Inc. Common Stock Purchase Warrant, dated September 5, 2001, issued to HBK Master Fund L.P. Filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference.

10.42.1 Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc., as Lessee (the "GECC Master Lease Agreement"). Filed herewith.

10.42.2 Form of Equipment Schedule to the GECC Master Lease Agreement. Filed herewith.

12.1      Statement regarding Computation of Ratios. Filed herewith.

21.1      Subsidiaries of ITC/\DeltaCom, Inc. Filed herewith.

23.1      Consent of Arthur Andersen LLP. Filed herewith.

99.1      Representation letter concerning Arthur Andersen LLP. Filed herewith.

----------
+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

++ Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to our Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act.