Form 10-Q
period 2002-03-31
ITC DELTACOM INC
filed 2002-05-15
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                                      Outstanding at May 7, 2002
          Common Stock, $.01 par value                    62,364,768 shares

                               ITC/\DeltaCom, Inc.

                                      Index

                                                                                                 Page No.
                                                                                                 --------
  Part I.       Financial Information

                Item 1. Financial Statements

                            Consolidated Balance Sheets
                            March 31, 2002 and December 31, 2001..............................        3

                            Consolidated Statements of Operations
                            Three months ended March 31, 2002 and 2001........................        5

                            Consolidated Statements of Cash Flows
                            Three months ended March 31, 2002 and 2001........................        6

                            Notes to Consolidated Financial Statements........................        7

                Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations.........................................        13

                Item 3. Quantitative and Qualitative Disclosures about
                            Market Risk.......................................................        22

  Part II.      Other Information

                Item 1. Legal Proceedings.....................................................        23

                Item 3. Defaults Upon Senior Securities.......................................        23

                Item 6. Exhibits and Reports on Form 8-K......................................        23

Signatures      ................................................................................      24

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                       March 31,       December 31,
                                                                                         2002             2001
                                                                                         ----             ----
                                                                                      (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents..........................................................      $24,886           $41,043
Accounts receivable:
  Customer, net of allowance for uncollectible accounts of $6,253 and $5,689 in
    2002 and 2001, respectively.....................................................      62,125            62,099
  Affiliate........................................................................        5,025             4,889
Inventory..........................................................................        6,110             6,301
Prepaid expenses...................................................................        6,243             4,193
                                                                                        --------          --------
    Total current assets...........................................................      104,389           118,525
                                                                                        --------          --------

PROPERTY, PLANT AND EQUIPMENT, net.................................................      669,145           691,037
                                                                                        --------          --------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $15,301 and $14,596 in 2002
   and 2001, respectively...........................................................      55,241            55,946
Other assets.......................................................................       12,707            12,824
                                                                                        --------          --------

    Total other long-term assets...................................................       67,948            68,770
                                                                                        --------          --------

    Total assets...................................................................     $841,482          $878,332
                                                                                        ========          ========

              The accompanying notes are an integral part of these
                        consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                        March 31,       December 31,
                                                                                          2002             2001
                                                                                          ----             ----
                                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable:
  Trade...........................................................................       $39,235           $38,779
  Construction....................................................................         5,656             8,613
Accrued interest..................................................................        15,152             8,844
Accrued compensation..............................................................         3,531             6,554
Unearned revenue..................................................................        29,945            35,851
Other accrued liabilities.........................................................        18,921            19,914
Current portion of long-term debt and capital lease obligations..................          8,865             6,711
                                                                                        --------         ---------
    Total current liabilities.....................................................       121,305           125,266
                                                                                        --------         ---------
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS......................................       714,794           717,163
                                                                                        --------         ---------
CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $.01; 67,000 shares designated Series B-1 in 2002 and 2001; 31,290 and 30,673 shares issued and outstanding in 2002 and 2001, respectively;
   entitled to liquidation preference and redemption value of $1,000 per share,
   plus accrued and unpaid dividends..............................................        25,129            24,121
Par value $.01; 90,000 shares designated Series B-2 in 2002 and 2001; 41,031 and
   40,000 shares issued and outstanding in 2002 and 2001, respectively; entitled to liquidation preference and redemption value of $1,000 per share, plus accrued
   and unpaid dividends...........................................................        35,080            33,712
                                                                                        --------         ---------
          Total convertible redeemable preferred stock............................        60,209            57,833
                                                                                        --------         ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred Stock, $.01 par value; $7.40 liquidation preference;
   Series A preferred stock: 5,000,000 shares authorized, 1,480,771 shares issued
     and outstanding in 2002 and 2001.............................................            15                15
Common Stock, $.01 par value; 200,000,000 shares authorized; 62,364,768 shares
   issued and outstanding in 2002 and 2001........................................           624               624
Additional paid-in-capital........................................................       356,839           356,839
Warrants outstanding..............................................................        11,441            11,441
Accumulated deficit...............................................................      (423,745)         (390,849)
                                                                                        --------         ---------
    Total stockholders' deficit...................................................       (54,826)          (21,930)
                                                                                        --------         ---------
    Total liabilities and stockholders' deficit...................................      $841,482          $878,332
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

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                         2002              2001
                                                                                         ----              ----
Operating revenues.......................................................               $109,348          $102,207
Cost of services.........................................................                 50,989            43,438
                                                                                      ----------        ----------

Gross margin.............................................................                 58,359            58,769
                                                                                      ----------        ----------

Operating expenses:
  Selling, operations and administration.................................                 42,256            46,710
  Depreciation and amortization..........................................                 31,983            28,000
                                                                                      ----------        ----------

    Total operating expenses.............................................                 74,239            74,710
                                                                                      ----------        ----------

Operating loss...........................................................                (15,880)          (15,941)
                                                                                      ----------        ----------

Other income (expense):
  Interest expense.......................................................                (15,006)          (14,903)
  Interest income........................................................                    123             1,277
  Other (expense) income, net............................................                     17              (253)
                                                                                      ----------        ----------

    Total other expense, net.............................................                (14,866)          (13,879)
                                                                                      ----------        ----------

Loss before income taxes.................................................                (30,746)          (29,820)
Income tax expense.......................................................                     --                --
                                                                                      ----------        ----------

Net loss.................................................................                (30,746)          (29,820)
Preferred stock dividends and accretion..................................                 (2,150)               --
                                                                                      ----------        ----------
Net loss applicable to common stockholders...............................               $(32,896)         $(29,820)
                                                                                      ==========        ==========

Basic and diluted net loss per common share..............................               $  (0.53)         $  (0.48)
                                                                                      ==========        ==========

Basic and diluted weighted average common shares outstanding.............             62,364,768        62,159,859
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

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                                          2002           2001
                                                                                          ----           ----
Cash flows from operating activities:
Net loss..............................................................................  $(30,746)       $(29,820)
                                                                                        --------         -------
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.......................................................    31,983          28,000
  Amortization of debt issuance costs.................................................       582             581
  Changes in current operating assets and liabilities:
    Accounts receivable, net..........................................................      (162)         (2,288)
    Inventory.........................................................................       191            (128)
    Prepaid expenses..................................................................    (2,050)          1,281
    Accounts payable..................................................................       456          (3,864)
    Accrued interest..................................................................     6,308           4,292
    Unearned revenue..................................................................    (5,906)         (3,418)
    Accrued compensation and other accrued liabilities................................    (3,791)         (3,329)
                                                                                        --------         -------
     Total adjustments................................................................    27,611          21,127
                                                                                        --------         -------
     Net cash used in operating activities............................................    (3,135)         (8,693)
                                                                                        --------         -------

Cash flows from investing activities:
  Capital expenditures................................................................    (9,375)        (43,497)
  Change in accrued construction costs................................................    (2,957)        (17,017)
  Change in restricted assets.........................................................        --           6,982
  Other...............................................................................        12             174
                                                                                        --------         -------
     Net cash used in investing activities............................................   (12,320)        (53,358)
                                                                                        --------         -------

Cash flows from financing activities:
  Repayments of long-term debt and capital lease obligations..........................      (214)           (138)
  Proceeds from exercise of common stock options......................................        --             624
  Other...............................................................................      (488)           (918)
                                                                                        --------         -------
     Net cash used in financing activities............................................      (702)           (432)
                                                                                        --------         -------

Decrease in cash and cash equivalents.................................................   (16,157)        (62,483)
Cash and cash equivalents at beginning of period......................................    41,043         141,140
                                                                                        --------         -------
Cash and cash equivalents at end of period............................................   $24,886         $78,657
                                                                                        ========         =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest................................................................  $  8,116         $11,640
                                                                                        ========         =======
Cash paid (refunds received) for income taxes, net....................................  $      3         $    (4)
                                                                                        ========         =======

NONCASH TRANSACTIONS

Preferred stock dividends and accretion...............................................  $  2,150         $    --
                                                                                        ========         =======

             The accompanying notes are an integral part of these
                            consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

     ITC/\DeltaCom, Inc. (together with its wholly-owned subsidiaries, "ITC/\DeltaCom" or the "Company") provides integrated voice and data telecommunications services on a retail basis to businesses in the southern United States (referred to as "retail services") and regional telecommunications transmission services over its network on a wholesale basis to other telecommunications companies (referred to as "broadband transport services"). Retail services include local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay, and high capacity broadband private line services, as well as Internet and Web page hosting and colocation services and customer premise equipment sales, installation and repair. The Company also provides colocation, Web server hosting and other services integral to operating important business applications over the Internet through its e/\deltacom business. In connection with these services, the Company owns, operates or manages an extensive fiber optic network, which extends throughout ten southern states.

Segment Disclosure

     Beginning in the first quarter of 2002, the Company has revised its segment reporting to align its financial presentation more closely with its basic retail and wholesale customer businesses and to reflect more accurately the trends in those customer bases (Note 6). One segment consists of the Company's retail services business and the second segment consists of its broadband transport business. Beginning in the first quarter of 2002, results of the Company's e/\deltacom business are no longer being reported as a separate business segment, but instead are included as part of the Company's retail services business segment.

Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company's management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included, and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002.

Liquidity

     The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. Assuming it obtains sufficient financing, the Company expects to continue to focus on increasing its customer base and expanding its network operations, although at a slower rate than in previous years. Accordingly, the Company expects that its cost of services will continue to increase and that its capital expenditures, although expected to decrease, will be significant. In addition, the Company may reduce some of its prices to respond to a changing competitive environment. These factors will have a negative impact on the Company's short-term operating results. Interstate FiberNet, Inc., a wholly-owned subsidiary of the Company, has a $160 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders, and the Company has also raised funds from sales of senior notes, convertible subordinated notes, redeemable convertible preferred stock and common stock and is subject to operating and capital lease commitments.

     As discussed below, the Company has been engaged in negotiations to restructure its senior notes and convertible subordinated notes to alleviate the constraints on its liquidity. To conserve liquidity for its business while it pursues these restructuring negotiations, the Company has announced that it will not pay the scheduled May 15, 2002 interest payments on its 9-3/4% senior notes due 2008 and on its 4-1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment on its 11% senior notes due 2007. The scheduled May 15, 2002 payments amounted to approximately $6.1 million on the 9-3/4% senior notes and approximately $2.3 million on the 4-1/2% convertible subordinated notes. The note interest payment due on June 1, 2002 totals approximately $7.2 million.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company continues to actively pursue various alternatives to alleviate the significant constraints on its liquidity. These alternatives include a potential restructuring in which holders of the Company's senior notes and convertible subordinated notes would exchange their notes for equity securities. The Company has been engaged in negotiations regarding a potential restructuring with a committee representing holders of a significant amount of its senior notes and convertible subordinated notes and with the financial advisor engaged by the committee to assist it in this process. Although the Company is actively pursuing these negotiations, no restructuring agreement has been reached. A restructuring may be implemented pursuant to a plan confirmed under the federal bankruptcy laws. The Company is seeking to raise additional funds in connection with, or as part of, a restructuring. There can be no assurance that the Company will successfully raise additional funds or that a restructuring on terms acceptable to the Company can be implemented and accepted by its existing noteholders.

2. GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Included in the accompanying consolidated statements of operations is amortization expense related to goodwill of approximately $0 and $1.5 million for the three months ended March 31, 2002 and 2001, respectively. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with SFAS No. 142, the Company has six months after adoption of the statement to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142, the Company has established its reporting units based on its reporting structure in a reasonable and supportable manner. The Company expects to complete the transitional test within the six-month period and to report the results of that testing subsequent to its completion. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt and capital lease obligations at March 31, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                                                         March 31,         December 31,
                                                                                           2002               2001
                                                                                           ----               ----
11% Senior Notes due 2007..............................................................   $130,000          $130,000
8-7/8% Senior Notes due 2008, net of unamortized discount of $95 and $99 in
   2002 and 2001, respectively........................................................     159,905           159,901
9-3/4% Senior Notes due 2008...........................................................    125,000           125,000
4-1/2% Convertible Subordinated Notes due 2006.........................................    100,000           100,000
Senior secured credit facility.........................................................    157,200           157,200
Capital lease obligations at varying interest rates, maturing through July 2020.......      51,554            51,773
                                                                                          --------          --------
Total long-term debt and capital lease obligations.....................................    723,659           723,874
Less current maturities................................................................    (8,865)           (6,711)
                                                                                          --------          --------
Total..................................................................................   $714,794          $717,163
                                                                                          ========          ========

4. RESTRUCTURING CHARGES

     In September 2001, the Company announced changes to its business plan and other actions intended to reduce its operating expenses through a 20% reduction in its workforce and to reduce non-personnel operating expenses and planned capital expenditures. As a result of this restructuring, the Company in September 2001 recorded $4.8 million in restructuring costs, which were included as components of selling, operations and administration expenses. Restructuring charges included the Company's estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The restructuring charges also included estimates of office space lease commitments where the Company closed offices, net of any sublease rentals, and other exit costs. In connection with the restructuring, the Company closed an administrative office, retail services offices and an e/\deltacom office. Restructuring costs were accrued in accordance with EITF 94-3. The Company terminated some employees in each department and did not specifically identify the termination of an entire function or department.

     The following table reflects activity associated with accrued restructuring costs, which are recorded in accrued liabilities from January 1, 2002 through March 31, 2002 (in thousands):

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Write-offs/             Balance at
                                                      Accruals           Payments            March 31, 2002
                                                      --------           --------            --------------
Restructuring charges:
     Employee severance...........................     $   3,555          $  3,439               $    116
     Office space leases..........................         1,202               255                    947
     Other exit costs.............................            54                54                      0
                                                       ---------          --------               --------
Total.............................................     $   4,811          $  3,748               $  1,063
                                                       =========          ========               ========

Management expects to use the remaining restructuring accruals during the remainder of 2002 and 2003 as additional payments are made under the terms of employee severance and office space lease agreements. During the quarter ended March 31, 2002, no additional restructuring charges were recorded (Note 7).

5. COMMITMENTS AND CONTINGENCIES

     At March 31, 2002, the Company had entered into agreements with vendors to purchase approximately $4.1 million of property, plant, equipment and services during 2002 related to the improvement and installation of switches, other network expansion efforts and certain services.

Non-Payment of Interest on Senior Notes and Convertible Subordinated Notes

     The Company announced on May 14, 2002 that, to conserve liquidity for its business while it seeks to restructure its senior notes and convertible subordinated notes, it will not pay the scheduled May 15, 2002 interest payments on its 9-3/4% senior notes due 2008 and on its 4-1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment on its 11% senior notes due 2007. The indentures under which the Company has issued its senior notes and convertible subordinated notes provide that an event of default will occur if it does not pay interest on any note within 30 days after the date on which the interest first became due and payable. If any non-payment of interest continues for 30 days, the indenture trustee or the holders of at least 25% in principal amount of each affected issue of notes may declare all principal and unpaid interest under those notes to be immediately due and payable. If such an acceleration is not rescinded within 30 days, the indenture trustees and holders of the Company's other senior note issues may exercise similar acceleration rights under default provisions of the indentures governing those senior note issues. The senior notes and convertible subordinated notes are solely obligations of ITC/\DeltaCom, Inc., which is a holding company with no direct operations. ITC/\DeltaCom, Inc.'s operating subsidiaries, Interstate FiberNet, Inc. and ITC/\DeltaCom Communications, Inc., have no obligation to pay any amounts due pursuant to the senior notes and convertible subordinated notes.

     The Company is seeking agreements from the creditors under its $160 million senior credit facility and $40 million capital lease facility to forbear from exercising their rights to pursue remedies under those facilities based solely on the defaults thereunder that will result from the Company's failure to pay interest on May 15, 2002 on the senior notes and convertible subordinated notes. In the absence of such forbearance during any period in which the Company has failed to pay interest due on any senior notes or convertible subordinated notes, the Company's senior creditors will have the right to enforce their remedies against the Company, including accelerated payment of outstanding obligations, to the extent provided by the applicable agreements and applicable law. The Company's senior credit obligations are secured by liens on substantially all of its assets. If the Company's noteholders or senior creditors seek to exercise their remedies, the Company may be compelled to file for protection under the federal bankruptcy laws.

Surety bonds

     Some of the Company's customers, especially government entities, require the Company to obtain surety bonds as a condition to its provision of service to them. In February 2002, because of the Company's financial condition, its surety cancelled all outstanding surety bonds that the surety determined contained cancellation clauses. At the time the surety bonds were cancelled, the Company's surety bond portfolio had a face value of approximately $1.9 million in outstanding obligations, of which approximately $1.2 million were cancelled. As of April 30, 2002, these bonds had not been replaced. The surety plans to cancel all remaining bonds that may be cancelled upon renewal as they renew. These bonds renew at various dates in 2002 and have a face value of $405,000. The remaining bonds, valued at $282,000, are noncancellable, unless the Company no longer needs them or does not perform its obligations under the bonds. The surety also refuses to underwrite any new surety bonds unless the Company provides 100% collateral for such bonds. The Company is actively working with the existing obligees of the bonds to provide the security they require, and another surety has offered to underwrite new bonds or replace cancelled bonds for the Company if the Company provides 100% collateral for each bond. The Company's inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on its ability to provide service to some customers, especially government

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

entities or other entities that generally require surety bonds. In addition, the requirement to provide 100% collateral for any bond issued may have an adverse impact on the funds available for capital expenditures or other uses if the Company chooses to purchase the surety bond and provide the collateral. To maintain the Company's existing surety obligations would require approximately $1.6 million of available funds and, depending on the perception of the Company's financial condition, could increase the demand on the Company for additional surety bonds and therefore further restrict the Company's available funds.

Deposit contingency

     The Company depends on BellSouth for the provision of wholesale telecommunications services under its interconnection agreements with BellSouth and pursuant to various access tariffs which BellSouth has filed with federal and state regulatory agencies. By letter dated March 8, 2002, BellSouth had requested that the Company provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to the Company. Subsequently, BellSouth filed a complaint with the Georgia Public Service Commission requesting a deposit in the amount of approximately $17 million. The Company is contesting both the requirement for, and the amount of, the requested deposit. The Company recently filed a civil action in the Superior Court of Troup County, Georgia seeking a declaration from the court that BellSouth may not require the requested deposit. If the Company is unsuccessful in either eliminating or substantially reducing the amount of the requested security deposit, its cash reserves may be insufficient to fund the deposit, which could have a material adverse affect on its ability to provide services to its customers.

Legal Proceedings

     In the normal course of business, the Company is subject to various litigation. In management's opinion, there are no legal proceedings, other than those described below, pending against the Company that could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Proceedings Affecting Rights-of-Way

     A portion of the Company's network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power and several landowners who have granted Mississippi Power rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power. The Company became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi has directed the Company not to use that portion of its fiber optic network located on Mississippi Power's rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. The Company has rerouted all of the circuits on the affected portion of its network.
If the courts ultimately agree with the landowners that the existing easements do not permit the Company's use, the Company believes its potential liability for damages may be limited to the value of a permanent easement for that use. The Company cannot provide assurance in this respect, however, since the landowners are seeking damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power's rights-of-way in Jasper County and punitive damages for the Company's use of the route. The Company cannot reasonably estimate the amount of any potential loss.

     The Company initiated civil suits in August 2001 and May 2002 in the U.S. District Court for the Southern District of Mississippi, in which the Company seeks a declaratory judgment confirming its continued use of cables in Mississippi Power Company's rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed a counterclaim against Mississippi Power and the Company seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although the Company has resolved the issue of its use of the rights-of-way with some of the defendants in the August 2001 proceeding, the Company cannot provide assurance that it will be successful in either of these proceedings. The Company cannot reasonably estimate the amount of any potential loss. The August 2001 proceeding has been consolidated with another pending civil suit in the U.S. District Court for the Southern District of Mississippi initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power arising from Mississippi Power's allowance of third parties to use its rights-of-way for telecommunications purposes.

     The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida by two landowners that claim to represent a class of

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis, among others, that there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, pursuant to court permission, the plaintiffs have amended their complaint to allege additional facts regarding the use of the rights-of-way to support the landowners' contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on or near the rights-of-way. The Company has filed a motion to dismiss the amended complaint on the basis that there is no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements are broad enough in scope to permit such third-party use. The Company cannot reasonably estimate the amount of any potential loss.

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

     In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company has obtained use of rights-of-way for its fiber optic telecommunications network. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. In December 2001, the Company filed for summary judgment, but the court has not ruled on this action. The defendants have filed a counterclaim requesting, among other items, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. The Company cannot reasonably estimate the amount of any potential loss.

6. SEGMENT REPORTING

     As discussed in Note 1, the Company operates in two business segments: retail services and broadband transport services. The Company also has a corporate segment, which has no operations. In the first quarter of 2002, as a result of its 2001 restructuring (Note 4), the Company changed its approach to making operating decisions and assessing performance with respect to its business. As a result, the Company no longer manages the e/\deltacom business as a separate segment, but instead manages that business as a component of its retail services segment. The Company has restated the 2001 segment information to include the results of the former e/\deltacom segment as part of the results of the retail services segment. The Company evaluates segment performance based on operating revenues, gross margin, selling, operations and administration expense and depreciation and amortization expense. All intercompany transactions between segments have been eliminated. Summarized financial data by business segment for the three months ended March 31, 2002 and 2001 are as follows (in thousands):

                                                                         2002
                                                                         ----
                                                                 Broadband
                                                  Retail         Transport       Corporate
                                                 Segment          Segment         Segment     Consolidated
                                                 -------          -------         -------     ------------
Operating revenues........................      $   86,621      $  22,727       $      0      $  109,348
Gross margin..............................          38,133         20,226              0          58,359
Selling, operations, and administration...          33,564          8,692              0          42,256
Depreciation and amortization.............          18,124         13,839             20          31,983
Interest expense..........................                                                       (15,006)
Other income (expense), net...............                                                           140
                                                                                              ----------
Loss before income taxes .................                                                    $  (30,746)
                                                                                              ==========
Identifiable assets ......................      $  493,421      $ 337,410       $ 10,651      $  841,482
                                                ==========      =========       ========      ==========
Capital expenditures, net.................      $    9,988      $   2,344       $      0      $   12,332
                                                ==========      =========       ========      ==========

                                                                             2001
                                                                             ----
                                                                 Broadband
                                                  Retail         Transport       Corporate
                                                 Segment          Segment         Segment     Consolidated
                                                 -------         ----------     -----------   -------------
Operating revenues........................      $   79,265   $     22,942    $          0  $     102,207
Gross margin .............................          38,660         20,109               0         58,769
Selling, operations, and administration...          38,603          8,107               0         46,710
Depreciation and amortization.............          16,491         11,489              20         28,000

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             2001
                                                                             ----
                                                                 Broadband
                                                 Retail          Transport       Corporate
                                                Segment           Segment         Segment       Consolidated
                                                -------          ----------     -----------   --------------
Interest expense..........................                                                       (14,903)
Other income (expense), net...............                                                         1,024
                                                                                              ----------
Loss before income taxes .................                                                    $  (29,820)
                                                                                              ==========
Identifiable assets ......................      $  548,949      $ 427,959       $ 18,983      $  995,891
                                                ==========      =========       ========      ==========
Capital expenditures, net.................      $   23,800      $  36,714       $      0      $   60,514
                                                ==========      ========        ========      ==========

7. SUBSEQUENT EVENTS

     In April 2002, the Company further restructured its operations to implement additional reductions to its workforce, non-personnel operating expenses and planned capital expenditures. As a result of this restructuring, the Company in April 2002 recorded $2.1 million in restructuring costs, which were included as components of selling, operations and administration expenses. Restructuring charges included the Company's estimate of employee severance and related costs for employees terminated. The restructuring charges also included estimates of termination payments for canceled service contracts. Restructuring costs were accrued in accordance with EITF 94-3. The Company terminated approximately 50 employees from its former e/\deltacom business, but did not specifically identify the termination of an entire function or department.

     Since April 2002, 190 separate lawsuits have been filed in the Circuit Court for Harrison County, Mississippi in Gulfport, Mississippi against Mississippi Power Company, the Company and an unrelated company. Each plaintiff claims to be the owner of property on which Mississippi Power has an easement and from which the Company is alleged to have benefited in providing telecommunications services. The plaintiffs seek redress on the grounds of trespass, unjust enrichment, fraud and deceit, and civil conspiracy. Each plaintiff seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use of the cable over the easements, a percentage of gross profits obtained from the use of the cable and costs of the action. On April 19, 2002, another plaintiff claiming to be the owner of property on which Mississippi Power has an easement and from which the Company is alleged to have benefited in providing telecommunications services filed a lawsuit in the Chancery Court of Harrison County, Mississippi against Mississippi Power, the Company and an unrelated company seeking, among other relief, a permanent injunction to require the Company and others to cease using the fiber optic lines across the plaintiff's property, an accounting and punitive damages in the amount of $1 million. The Company cannot reasonably estimate the amount of any potential loss in connection with these proceedings.

     In April 2002, the Company issued a draw down notice to the investors under its investment agreement dated as of February 27, 2001, as amended, with ITC Holding Company, Inc., SCANA Corporation and HBK Master Fund L.P. stating that the Company had exercised its right to require these investors to purchase additional securities from the Company under the agreement. The investment agreement provides that, subject to the satisfaction of specified closing conditions, the Company may require the investors to purchase its Series B cumulative convertible preferred stock and related common stock purchase warrants in a series of closings on or before June 20, 2002 for a total purchase price of up to $150 million. As of the date of this report, the investors have purchased securities in two prior closings for a total purchase price of $70 million pursuant to the investment agreement. The Company has received written notice from the investors asserting that the investors are not obligated to purchase additional securities at a third closing in accordance with the Company's April 2002 draw down notice because the Company allegedly has failed to satisfy specified closing conditions under the investment agreement. The Company has advised the investors that it is reviewing its rights and remedies under and with respect to the investment agreement.

     On May 14, 2002, the Company announced that, to conserve liquidity for its business while it seeks to restructure its senior notes and convertible subordinated notes, it will not pay the scheduled May 15, 2002 interest payments on its 9-3/4% senior notes due 2008 and on its 4-1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment on its 11% senior notes due 2007. See Notes 1 and 5 for additional information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions as they relate to ITC/\DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by ITC/\DeltaCom, Inc. regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. The following analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 and the financial statements and related notes thereto.

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

     Unless we indicate otherwise, references in this report to "we," "us," "our" and "ITC/\DeltaCom" mean ITC/\DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand and dollar amounts of less than $1 million to the nearest thousand.

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

     As of March 31, 2002, we provided retail services to approximately 16,560 business customers, which were served by 35 branch offices. As of March 31, 2002, we had sold approximately 287,740 access lines, excluding lines that had been disconnected or canceled. Of these access lines, approximately 275,835 had been installed as of March 31, 2002. The following table presents, for the periods indicated, selected operating data, in thousands, for our retail services segment.

                                             Three Months Ended March 31,
                                             ----------------------------
                                                     2002               2001
                                                     ----               ----
Operating revenues.................               $ 86,621           $ 79,265
EBITDA, as adjusted................                  4,569                 57
Operating loss.....................                (13,555)           (16,434)
Pro forma EBITDA, as adjusted......               $  4,569           $ (1,443)

     Pro forma EBITDA, as adjusted, for our retail services excludes $1.5 million of revenues for the three months ended March 31, 2001 related to prior-period interconnection agreement settlements.

     Our broadband transport services include the provision to other telecommunications companies of regional telecommunications transmission services on a wholesale basis using our network, as well as the provision of directory assistance services. The following table presents, for the periods indicated, selected operating data, in thousands, for our broadband transport services segment.

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 2002               2001
                                                 ----               ----
Operating revenues.................            $    22,727     $   22,942
EBITDA, as adjusted................                 11,534         12,002
Operating (loss) income............            $    (2,305)    $      513

     As of March 31, 2002, we owned or managed approximately 9,980 route miles of a fiber optic network which covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of the same date, our network extended to approximately 175 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where our only competitor is the incumbent local telephone company.

     As of March 31, 2002, we owned approximately 6,180 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,800 route miles of network owned and operated by these three utilities.

     During the three months ended March 31, 2002, our operational achievements included the following:

     . we increased revenues from our integrated telecommunications services, which include local exchange, long distance, enhanced data and Internet services, by 21.5% over the first quarter of 2001;

     . we increased our local revenues by 30.2% over the first quarter of 2001;

     . we increased our enhanced data revenues by 51.6% over the first quarter of 2001;

     . we increased our EBITDA, as adjusted, excluding the $1.5 million interconnection agreement settlement in the first quarter of 2001, by 52.5% over the first quarter of 2001;

     . we maintained annualized selling, operations and administration expenses at approximately $42.0 million; and

     .   we limited total capital expenditures to approximately $12.3 million.

Segment Disclosure

     Beginning in the first quarter of 2002, we have revised our segment reporting to align our financial presentation more closely with our basic retail and wholesale customer businesses and to reflect more accurately the trends in those customer bases. One segment consists of our retail services business and the second segment consists of our broadband transport business. Beginning in the first quarter of 2002, results of our e/\deltacom business are no longer being reported as a separate segment, but instead are included in our retail services business segment. We have restated the 2001 segment information in this report to include the results of the former e/\deltacom segment as part of the results of the retail services segment. Although sales to retail customers account for a substantial amount of the revenues of the retail services segment, the retail services segment also accounts for sales of a significant amount of services on a wholesale basis.

Other Information About Our Business

     The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except branch office, colocation and switch data, are rounded.

                                               March 31,      December 31,       September 30,     June 30,      March 31,
                                                 2002             2001                2001           2001          2001
                                              -------------------------------------------------------------------------------
Branch offices.........................              35                   35                35           37             37
Business customers served-retail services (1)    16,560               15,400            14,720       14,420         14,100
Route miles.............................          9,980                9,980             9,980        9,840          9,730
Colocations.............................            178                  177               177          177            177
Voice switches..........................             12                   12                12           13             13
ATM switches............................             10                   10                10           10             10
Frame relay switches....................             27                   17                17           17             17
Unisphere SMX-2100 switches.............             48                   42                41           39             37
Passport switches.......................             51                   53                53           53             42
Number of employees.....................          2,000                2,030             1,960        2,360          2,300
Lines sold cumulative (2)...............        287,740              297,600           287,300      260,500        309,500
Lines installed.........................        275,835              278,650           275,600      242,400        282,900
Lines installed/Lines sold percentage...             96%                  94%               96%          93%            91%

____________________________
(1) Reflects the combination of certain customers' multiple accounts into a single customer account.
(2) Net of lines disconnected or canceled.

     We generally provide our services to the following two types of customers:
(1) ultimate end-users that purchase our services on a retail basis; and (2) other communications companies that purchase our services on a wholesale basis in connection with their provision of services to their customers. The following tables present information about our revenues generated by our retail customers and wholesale customers and about telephone access lines installed for and sold to each type of customer. The following tables do not present results of our retail services and broadband transport services segments, which are included below under "-Results of Operations." The dollar amounts are shown in thousands

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        2002                2001
                                                        ----                ----
Retail customer revenues: (1)
   Local (2)............................               $ 24,740            $ 19,005
   Long distance (2) ...................                 16,263              17,111
   Enhanced data (2) ...................                 14,428               9,517
                                                       --------            --------
      Integrated telecom revenue .......                 55,431              45,633
   Equipment and other (2) .............                 12,074              13,712
                                                       --------            --------
      Total retail revenues.............               $ 67,505            $ 59,345
                                                       ========            ========

Wholesale customer revenues: (1)
   Broadband revenues (3) ..............               $ 22,727            $ 22,942
   Local/interconnection revenues (2) ..                 14,699              12,942
   Long distance and data (2) ..........                  3,268               4,795
   Other (2) ...........................                  1,149                 683
                                                       --------            --------
      Total wholesale revenues..........               $ 41,843            $ 41,362
                                                       ========            ========

Retail lines sold (4) ..................                153,510             113,405
Wholesales lines sold (4) ..............                134,228             196,075
                                                       --------            --------
   Total lines sold (4) ................                287,738             309,480

Retail lines installed .................                145,494             102,504
Wholesales lines installed..............                130,341             180,435
                                                       --------            --------
   Total lines installed................                275,835             282,939

Lines installed/sold percentage:
   Retail customers.....................                     95%                 90%
   Wholesale customers..................                     97%                 92%

______________________________
(1) Excludes payments for prior-period interconnection agreement settlements.
(2)   Reported in retail services segment revenues.
(3)   Reported in broadband transport services segment revenues.
(4)   Reported net of lines disconnected or canceled.

Results of Operations

     The following tables present, for the periods indicated, selected statements of operations data in dollars and as a percentage of revenues for our retail services and broadband transport services segments. The dollar amounts are shown in thousands.

                                                                 Retail Services
                                                           Three Months Ended March 31,
                                              -------------------------------------------------------

                                                  2002             %            2001               %
                                               --------           ----        ---------           ----
Operating revenues........................      $  86,621         100          $   79,265          100
Cost of services..........................         48,488          56              40,605           51
                                                ---------                       ---------
Gross margin..............................         38,133          44              38,660           49
                                                ---------                       ---------
Selling, operations and administration....         33,564          39              38,603           49
Depreciation and amortization.............         18,124          21              16,491           21
                                                ---------                       ---------
Total operating expenses..................         51,688          60              55,094           70
                                                ---------                       ---------
Operating loss............................      $ (13,555)        (16)          $ (16,434)         (21)
                                                =========                       =========
EBITDA, as adjusted.......................      $  4,569           5             $     57           --
                                                =========                       =========

                                                           Broadband Transport Services
                                                           Three Months Ended March 31,
                                               -------------------------------------------------------
                                                  2002             %            2001               %
                                               --------           ----        ---------           ----
Operating revenues........................    $    22,727         100           $  22,942         100
Cost of services..........................          2,501          11               2,833          12
                                              -----------                       ---------
Gross margin..............................         20,226          89              20,109          88
                                              -----------                       ---------
Selling, operations and administration....          8,692          38               8,107          35
Depreciation and amortization.............         13,839          61              11,489          50
                                              -----------                       ---------
Total operating expenses..................         22,531          99              19,596          85
                                              -----------                       ---------
Operating (loss) income...................      $  (2,305)        (10)            $   513           2
                                              ===========                       =========
EBITDA, as adjusted.......................    $   11,534          51            $  12,002          52
                                              ===========                       =========

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

     Operating Revenues. Total operating revenues increased $7.1 million, or 7.0%, from $102.2 million for the three months ended March 31, 2001, which we refer to as the "2001 fiscal quarter," to $109.3 million for the three months ended March 31, 2002, which we refer to as the "2002 fiscal quarter."

     Revenues from our retail services increased $7.4 million, or 9.3%, from $79.3 million for the 2001 fiscal quarter to $86.6 million for the 2002 fiscal quarter. The change in these revenues was primarily attributable to the following factors:

     . an increase of $5.4 million in revenues generated by our local telephone services, which was affected by a 46% increase in the number of installed lines;

     . an increase of $3.1 million in revenues generated by our sales of enhanced data and Internet access services, which resulted primarily from an increase of 28% in our revenues from sales of private line services and an increase of 146% in our revenues from sales of Internet access services;

     . an increase of $1.2 million in access-related revenues, which resulted from an increase in the minutes used;

     . a decrease of $1.3 million in revenue generated by our provision of local dial-up service to Internet service providers, which resulted primarily from a 19% decrease in the number of installed lines; and

     .   a decrease of $1.3 million in our long distance revenues.

     We expect continued growth during the remainder of 2002 in our local exchange, enhanced data and Internet access services, especially through our T-1-based products. We do not expect significant growth, if any, in our nonrecurring sales of telephone systems, software and related equipment. During the 2002 fiscal quarter, a large Internet service provider customer canceled its existing local interconnection service for primary rate interface connectivity. As a result of this cancellation, which represented approximately 26,300 access lines, we realized a net gain of approximately $3.7 million in April 2002. We expect that this cancellation and possible additional attrition by our primary rate interface customers may negatively affect our revenues from local interconnection services through the remainder of 2002 as we seek new customers to replace former customers.

     Revenues from our broadband transport services decreased $215,000, or 0.9%, from $22.9 million for the 2001 fiscal quarter to $22.7 million for the 2002 fiscal quarter. The change in these revenues was primarily attributable to a 37% decrease in the rate we charge for our transmission services. The effect of this decrease was partially offset by an increase in demand for new services as a result of a 47% increase in the capacity of our network.

     We expect our broadband transport services will not experience any revenue growth, and may experience a slight revenue decline, during the remainder of 2002. We will decrease the amount of capital we invest in this business segment and expect that the broadband transport business generally will experience less favorable market conditions.

     Cost of Services. Total cost of services increased $7.6 million from $43.4 million for the 2001 fiscal quarter to $51.0 million for the 2002 fiscal quarter.

     Cost of services for our retail services increased $7.9 million from $40.6 million for the 2001 fiscal quarter to $48.5 million for the 2002 fiscal quarter. Cost of services as a percentage of revenues from our retail services increased to 56% for the 2002 fiscal quarter from 51% for the 2001 fiscal quarter. The increase in our cost of services as a percentage of revenues for the 2002 fiscal quarter was primarily attributable to our recognition during the 2001 fiscal quarter of $1.5 million in one-time revenues from prior-period interconnection agreement settlements, which had little, if any, associated costs, and the inclusion of lower-margin products from our e/\deltacom business. The increase in cost of services also reflected an increase of $8.6 million, or 35%, in costs associated with our sale of facilities-based services, which has become an increasingly greater component of our retail services. The increase in cost of services was partially offset by a decrease of $2.1 million, or 47%, in costs associated with the sale of services purchased from other telephone companies and resold to our customers, which resulted from a decrease in our provision of these services.

     Cost of services for our broadband transport services decreased $332,000 from $2.8 million for the 2001 fiscal quarter to $2.5 million for the 2002 fiscal quarter. Cost of services as a percentage of revenues from our broadband transport services decreased to 11% for the 2002 fiscal quarter from 12% for the 2001 fiscal quarter, primarily because of a reduction in the rates we were charged for such services.

     Selling, Operations and Administration Expenses. Total selling, operations and administration expenses decreased $4.5 million from $46.7 million, or 45.7% of revenues, for the 2001 fiscal quarter to $42.3 million, or 38.6% of revenues, for the 2002 fiscal quarter.

     Selling, operations and administration expenses attributable to our retail services decreased $5.0 million from $38.6 million, or 48.7% of revenues, for the 2001 fiscal quarter to $33.6 million, or 38.7% of revenues, for the 2002 fiscal quarter. These decreases were primarily attributable to a decrease of $3.1 million in sales, other personnel and related expenses and of $1.0 million in general and administrative costs related to a reduction in the average number of employees. As part of our restructuring in September 2001, we implemented a 20% reduction of our workforce.

     Selling, operations and administration expenses attributable to our broadband transport services increased $585,000 from $8.1 million, or 35.3% of revenues, for the 2001 fiscal quarter to $8.7 million, or 38.2% of revenues, for the 2002 fiscal quarter. This increase resulted primarily from increases in bad debt expense, taxes and licenses expense and information system expenses.

     Depreciation and Amortization. Total depreciation and amortization increased $4.0 million from $28.0 million for the 2001 fiscal quarter to $32.0 million for the 2002 fiscal quarter. Of the increase, our retail services accounted for $1.6 million and our broadband transport services accounted for $2.4 million. The increase attributable to retail services was primarily related to a full year of depreciation on new central office and telecommunications equipment added to our network during 2001 and to the completion of our e/\deltacom data center in 2001. The increase attributable to broadband transport services primarily reflected a full year of depreciation on fiber and telecommunications equipment installed in 2001. We expect depreciation and amortization to increase during the remainder of 2002 primarily as we realize a full year of depreciation on equipment installed in 2001.

     Interest Expense. Total interest expense increased $103,000 from $14.9 million for the 2001 fiscal quarter to $15.0 million for the 2002 fiscal quarter. The increase was primarily attributable to an increase in our average outstanding debt balances as a result of our borrowings under capital lease financing arrangements.

     Interest Income. Total interest income from the temporary investment of available cash balances decreased $1.2 million from $1.3 million for the 2001 fiscal quarter to $123,000 for the 2002 fiscal quarter.

     Other Income (Expense). In connection with the mark-to-market of an interest rate swap, we recognized expense of approximately $253,000 for the 2001 fiscal quarter and income of approximately $17,000 for the 2002 fiscal quarter.

     EBITDA, as adjusted. Total EBITDA, as adjusted, increased $4.0 million from $12.1 million for the 2001 fiscal quarter to $16.1 million for the 2002 fiscal quarter.

     EBITDA, as adjusted, attributable to our retail services for the 2002 fiscal quarter was $4.6 million, which represented an increase of $4.5 million from EDITDA, as adjusted, of $57,000 for the 2001 fiscal quarter. The increase in EBITDA, as adjusted, for our retail services was primarily attributable to the following factors:

     . an increase of $7.4 million related primarily to an increase in our local service, enhanced data and Internet access revenues, the effect of which was partially offset by decreased revenues from long distance services and local dial-up services we provide to Internet service providers and by a decrease of $1.5 million resulting from prior-period amounts for interconnection agreement settlements recognized in the 2001 fiscal quarter; and

     . an increase of $5.0 million related primarily to decreases in personnel and related costs resulting from a reduction in the average number of employees.

The effects of the foregoing increases were offset in part by a decrease of $7.9 million resulting from the increase in our cost of services.

     EBITDA, as adjusted, attributable to our broadband transport services decreased $468,000 to $11.5 million for the 2002 fiscal quarter from $12.0 million for the 2001 fiscal quarter. The effects of this decrease resulted primarily from decreased rates we charge our customers, increased taxes and insurance related to our network equipment and information system costs related to our network.

Liquidity and Capital Resources

     As of April 30, 2002, we had available $25.9 million of cash and cash equivalents. As discussed below, to alleviate constraints on our liquidity resulting from our debt service requirements, we have been engaged in negotiations to restructure our senior notes and convertible subordinated notes. We announced on May 14, 2002 that, to conserve liquidity for our business while we pursue these restructuring negotiations, we will not pay the scheduled May 15, 2002 interest payments on our 9-3/4% senior notes due 2008 and on our 4-1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment on our 11% senior notes due 2007. The scheduled May 15, 2002 payments amounted to approximately $6.1 million on our 9-3/4% senior notes and approximately $2.3 million on our 4-1/2% convertible subordinated notes. The note interest payment due on June 1, 2002 totals approximately $7.2 million. Assuming that our creditors do not accelerate repayment of any of our outstanding indebtedness, we expect that our existing liquidity sources should be sufficient for us to conduct our business as currently planned and to service our indebtedness (other than our senior notes and convertible subordinated notes) at least through the end of 2002.

     The indentures under which we have issued our senior notes and convertible subordinated notes provide that an event of default will occur if we do not pay interest on any note within 30 days after the date on which the interest first became due and payable. If any non-payment of interest continues for 30 days, the indenture trustee or the holders of at least 25% in principal amount of each affected issue of notes may declare all principal and unpaid interest under those notes to be immediately due and payable. If such an acceleration is not rescinded within 30 days, the indenture trustees and holders of our other senior note issues may exercise similar acceleration rights under default provisions of the indentures governing those senior note issues. The senior notes and convertible subordinated notes are solely obligations of ITC/\DeltaCom, Inc., which is a holding company with no direct operations. ITC/\DeltaCom, Inc.'s operating subsidiaries, Interstate FiberNet, Inc. and ITC/\DeltaCom Communications, Inc., have no obligation to pay any amounts due pursuant to the senior notes and convertible subordinated notes.

     We are seeking agreements from the creditors under our $160 million senior credit facility and $40 million capital lease facility to forbear from exercising their rights to pursue remedies under those facilities based solely on the defaults thereunder that will result from our failure to pay interest on May 15, 2002 on our senior notes and convertible subordinated notes. In the absence of such forbearance during any period in which we have failed to pay interest due on any senior notes or convertible subordinated notes, our senior creditors will have the right to enforce their remedies against us, including accelerated payment of outstanding obligations, to the extent provided by the applicable agreements and applicable law. Our senior credit obligations are secured by liens on substantially all of our assets. If our noteholders or our senior creditors seek to exercise their remedies, we may be compelled to file for protection under the federal bankruptcy laws.

     We continue to actively pursue various alternatives to alleviate the significant constraints on our liquidity. We have engaged a financial advisor to assist us in our evaluation of potential alternatives. These alternatives include a potential restructuring in which holders of our senior notes and convertible subordinated notes would exchange their notes for equity securities. We have been engaged in negotiations regarding a potential restructuring with a committee representing holders of a significant amount of our senior notes and convertible subordinated notes and with the financial advisor engaged by the committee to assist it in this process. Although we are actively pursuing these negotiations, no restructuring agreement has been reached. A restructuring may be implemented pursuant to a plan confirmed under the federal bankruptcy laws. We are seeking to raise additional funds in connection with, or as part of, a restructuring. There can be no assurance that we will successfully raise additional funds or that a restructuring on terms acceptable to us can be implemented and accepted by our existing noteholders.

     In April 2002, we issued a draw down notice to the investors under our investment agreement dated as of February 27, 2001, as amended, with ITC Holding Company, Inc., SCANA Corporation and HBK Master Fund L.P. stating that we had exercised our right to require these investors to purchase additional securities from us under the agreement. The investment agreement provides that, subject to the satisfaction of specified closing conditions, we may require the investors to purchase our Series B cumulative convertible preferred stock and related common stock purchase warrants in a series of closings on or before June 20, 2002 for a total purchase price of up to $150 million. As of the date of this report, the investors have purchased securities in two prior closings for a total purchase price of $70 million pursuant to the investment agreement. We have received written notice from the investors asserting that the investors are not obligated to purchase additional securities at a third closing in accordance with our April 2002 draw down notice because we allegedly have failed to satisfy specified closing conditions under the investment agreement. We have advised the investors that we are reviewing our rights and remedies under and with respect to the investment agreement.

     We depend on BellSouth for the provision of wholesale telecommunications services under our interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. By letter dated March 8, 2002, BellSouth had requested that we provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to us. Subsequently, BellSouth filed a complaint with the Georgia Public Service Commission requesting a deposit in the amount of approximately $17 million. We are contesting both the requirement for, and the amount of, the requested deposit. We recently filed a civil action in the Superior Court of Troup County, Georgia seeking a declaration from the court that BellSouth may not require the requested deposit. If we are unsuccessful in either eliminating or substantially reducing the amount of the requested security deposit, our cash reserves may be insufficient to fund the deposit, which could have a material adverse affect on our ability to provide services to our customers.

     Some of our customers, especially government entities, require that we obtain surety bonds as a condition to our provision of service to them. In February 2002, because of our financial condition, our surety cancelled all outstanding surety bonds that it determined contained cancellation clauses. At the time the surety bonds were cancelled, our surety bond portfolio had a face value of approximately $1.9 million in outstanding obligations, of which approximately $1.2 million were cancelled. As of the date of this report, these bonds had not been replaced. The surety plans to cancel all remaining bonds that may be cancelled upon renewal as they renew. These bonds renew at various dates in 2002 and have a face value of $405,000. The remaining bonds, valued at $282,000, are noncancellable, unless we no longer need them or we do not perform our obligations under the bonds. The surety also refuses to underwrite any new surety bonds unless we provide 100% collateral for such bonds. We are actively working with the existing obligees of the bonds to provide the security they require, and another surety has offered to underwrite new bonds or replace cancelled bonds for us if we provide 100% collateral for each bond. Our inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on our ability to provide service to some customers, especially government entities or other entities that generally require surety bonds. In addition, the necessity to provide 100% collateral for any bond issued may have an adverse impact on the funds available for capital expenditures or other uses if we choose to purchase the surety bond and provide the collateral. To maintain our existing surety obligations would require approximately $1.6 million of available funds and, depending on the perception of our financial condition, could increase the demand on us for additional surety bonds and therefore further restrict our available funds.

     We are subject to restrictions under the indentures pursuant to which we issued our senior notes, under our $160 million senior credit facility and under our $40 million capital lease facility. These restrictions affect and, in some cases, significantly limit or prohibit, among other things, our ability to incur additional indebtedness. In order to incur additional indebtedness under the foregoing agreements, we must meet minimum specified leverage and interest coverage ratios based on our operating cash flow. As of the date of this report, we had not met, and we do not expect that we will be able to meet in the foreseeable future, the measurement criteria under these ratios that would allow us to incur additional indebtedness.

     During the 2002 fiscal quarter, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. In large part to address our liquidity constraints, we reduced our planned capital expenditures and implemented other cost-cutting measures.

     Cash used for operating activities was $3.1 million in the 2002 fiscal quarter and $8.7 million in the 2001 fiscal quarter. Changes in working capital were $(5.0) million in the 2002 fiscal quarter and $(7.5) million in the 2001 fiscal quarter.

     . The change in the 2002 fiscal quarter was primarily attributable to an increase in accounts receivable and prepaid expenses, and a decrease in unearned revenue and accrued compensation and other accrued liabilities, the effect of which was partially offset by a decrease in inventory and an increase in accounts payable and accrued interest.

     . The change in the 2001 fiscal quarter was primarily attributable to an increase in accounts receivable and inventory and a decrease in accounts payable, unearned revenue and accrued compensation and other accrued liabilities, the effect of which was partially offset by a decrease in prepaid expenses and an increase in accrued interest.

     Cash used for investing activities was $12.3 million in the 2002 fiscal quarter and $53.4 million in the 2001 fiscal quarter. The cash used in these quarters was primarily applied to fund capital expenditures.

     We made capital expenditures of $12.3 million in the 2002 fiscal quarter and $60.5 million in the 2001 fiscal quarter.

     . Of the $12.3 million of capital expenditures in the 2002 fiscal quarter, $10.0 million related to our retail services segment and $2.3 million related to our broadband transport services segment.

     . Of the $60.5 million of capital expenditures in the 2001 fiscal quarter, $23.8 million related to our retail services segment and $36.7 million related to our broadband transport services segment.

     Cash used for financing activities was $702,000 in the 2002 fiscal quarter and $432,000 in the 2001 fiscal quarter.

     . Net cash used for financing activities in the 2002 fiscal quarter consisted primarily of repayments of long-term debt and capital lease obligations and other indebtedness of $702,000.

     . Net cash used for financing activities in the 2001 fiscal quarter consisted primarily of repayments of long-term debt and capital lease obligations and other indebtedness of $1.1 million, reduced by $624,000 of proceeds from the exercise of options to purchase common stock.

     We have various contractual obligations and commercial commitments. The following table sets forth, in thousands, the annual payments, exclusive of interest payments, we are required to make under contractual cash obligations and other commercial commitments at March 31, 2002 (in thousands):

                                                                 Payments Due by Period
                                                                 ----------------------
                                              Total            2002        2003-2004    2005-2006      After 2006
                                              -----            ----        ---------    ---------      ----------
Long-term debt - Notes.............         $ 515,000       $     --        $    --      $ 100,000      $ 415,000
Long-term debt - Credit facility...           157,200          1,600          3,200         40,200        112,200
Capital lease obligations..........            51,554          4,892         23,125         15,535          8,002
Operating leases...................            46,160          9,314         14,778          6,813         15,255
Unconditional purchase obligations              4,111          4,111             --             --             --
                                            ---------       --------        -------      ---------      ---------
   Totals........................           $ 774,025       $ 19,917        $41,103      $ 162,548      $ 550,457
                                            =========       ========        =======      =========      =========

Interest payments that will become due and payable on our senior credit facility and capital lease obligations during the remainder of 2002 include payments of approximately $3.0 million during each of the fiscal quarters ended June 30, September 30 and December 31, 2002. An interest payment of approximately $7.1 million on our 8-7/8% senior notes due 2008 will be due and payable on September 1, 2002. As discussed above, to conserve liquidity for our business while we seek to restructure our senior notes and our convertible subordinated notes, we have announced that we will not pay the scheduled May 15, 2002 interest payments on our 9-3/4% senior notes due 2008 and on our 4-1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payments on our 11% senior notes due 2007.

     At March 31, 2002, we had entered into agreements with vendors to purchase approximately $4.1 million of property, plant and equipment and services in 2002 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. In the 2002 fiscal quarter, we made net capital expenditures of approximately $12.3 million. We currently estimate that our remaining aggregate capital requirements for 2002 will total approximately $45.0 million to $55.0 million, including the $4.1 million in commitments as of March 31, 2002.

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

Effects of New Accounting Standards

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill cease on January 1, 2002 and that goodwill be assessed for impairment at least annually by applying a fair value-based test. If the fair value of the goodwill is less than the amount of goodwill recorded in the financial statements, then the goodwill is to be reduced in the financial statements to the fair value. In addition, SFAS No. 142 requires that intangible assets be separately recognized in the financial statements if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. We adopted SFAS No. 142 on January 1, 2002, at which date we ceased amortization of goodwill. Goodwill amortization for the 2001 fiscal quarter totaled $1.5 million. We expect to complete our initial assessment of impairment loss by June 30, 2002. Until we complete our assessment, we will not be able to determine the amount of impairment loss, if any.

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

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and it supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, with no material effect on our consolidated financial statements.

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

     Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $157.2 million of borrowings outstanding under our senior credit facility as of March 31, 2002. Interest is payable on our senior credit facility at our option at either 1.875% plus a base rate, which was 4.75% at March 31, 2002, or 2.875% plus the Eurodollar rate, which was 1.91% at March 31, 2002. The interest rates that we are able to obtain on our debt financing depend on then-current market conditions. We are also exposed to fair value risk related to our fixed-rate, long-term debt. As of March 31, 2002, the principal amount of our fixed-rate, long-term debt and capital lease obligations totaled $566.5 million.

     Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt and through the use of interest rate swap contracts to manage our exposure to fluctuations in interest rates on our variable-rate debt. At March 31, 2002, $157.2 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $157.2 million of variable-rate debt at March 31, 2002 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We depend on BellSouth for the provision of wholesale telecommunications services under our interconnection agreements with BellSouth and pursuant to various access tariffs which BellSouth has filed with federal and state regulatory agencies. By letter dated March 8, 2002, BellSouth had requested that we provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to us. Subsequently, BellSouth filed a complaint with the Georgia Public Service Commission requesting a deposit in the amount of approximately $17 million. We are contesting both the requirement for, and the amount of, the requested deposit. We recently filed a civil action in the Superior Court of Troup County, Georgia seeking a declaration from the court that BellSouth may not require the deposit as requested. If we are unsuccessful in either eliminating or substantially reducing the amount of the requested security deposit, our cash reserves may be insufficient to fund the deposit, which could have a material adverse affect on our ability to provide services to our customers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   (a) The information set forth in this report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources" is incorporated by reference in this Item 3(a).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

   ITC/\DeltaCom files herewith the following exhibit:

      3.1   Amended and Restated Bylaws of ITC/\DeltaCom, Inc. Filed as
            Exhibit 3.2 to Annual Report on Form 10-K for year ended December 31, 2001 and incorporated herein by reference.

   (b) Reports on Form 8-K.

       We did not file any Current Reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ITC/\DeltaCom, Inc.
                                                (Registrant)

     Date: May 15, 2002                         By:   /s/ Douglas A. Shumate
                                                    ---------------------------
                                                    Douglas A. Shumate
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

                                      EXHIBIT INDEX

  Number                            Exhibit Description
                                    -------------------

    3.1                    Amended and Restated Bylaws of ITC^DeltaCom, Inc.
                           Filed as Exhibit 3.2 to Annual Report on Form 10-K for year ended December 31, 2001 and incorporated herein by reference.