Form 10-Q
period 2002-06-30
ITC DELTACOM INC
filed 2002-08-14
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

             For the transition period from __________ to __________


                         Commission file number 0-23253

                               ITC^DeltaCom, Inc.
                     ------------------ -------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        58-2301135
------------------------------------           ---------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)


1791 O.G. Skinner Drive, West Point, GA                     31833
--------------------------------------------   --------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       (706) 385-8000
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ----    ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                                                 Outstanding at August 5, 2002
                                                 -----------------------------
Common Stock, $.01 par value                           62,364,768 shares

                               ITC/\DeltaCom, Inc.

                                      Index
                                      -----

                                                                                                Page No.
                                                                                                --------
Part I.    Financial Information

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     June 30, 2002 (unaudited) and December 31, 2001 .................              3

                     Unaudited Condensed Consolidated Statements of Operations
                     Three and Six Months Ended June 30, 2002 and 2001 ...............              5

                     Unaudited Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001 .........................              6

                     Notes to Unaudited Condensed Consolidated Financial
                     Statements ......................................................              7

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .............................             22

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......             36


Part II.   Other Information

           Item 1.   Legal Proceedings ...............................................             37

           Item 3.   Defaults Upon Senior Securities .................................             38

           Item 6.   Exhibits and Reports on Form 8-K ................................             39

Signatures ...........................................................................             40

                                     Part I

                              Financial Information

Item 1.    Financial Statements

                       ITC^DELTACOM, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                           June 30,           December 31,
                                                                             2002                 2001
                                                                        ----------------      ------------
                                                                          (Unaudited)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents .......................................      $       20,703         $       41,043
Accounts receivable:
   Customer, net of allowance for uncollectible accounts of
      $5,838 and $5,689 in 2002 and 2001, respectively ..........              59,005                 62,099
   Affiliate ....................................................               5,213                  4,889
Inventory .......................................................               5,478                  6,301
Prepaid expenses ................................................               6,083                  4,193
                                                                       --------------         --------------
         Total current assets ...................................              96,482                118,525
                                                                       --------------         --------------

PROPERTY, PLANT AND EQUIPMENT, net ..............................             645,123                691,037
                                                                       --------------         --------------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
   $15,009 and $14,596 in 2002 and 2001, respectively ...........              55,533                 55,946
Other long-term assets ..........................................              11,618                 12,824
                                                                       --------------         --------------
               Total other long-term assets .....................              67,151                 68,770
                                                                       --------------         --------------

         Total assets ...........................................      $      808,756         $      878,332
                                                                       ==============         ==============














              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                           June 30,                 December 31,
                                                                             2002                      2001
                                                                       ------------------        ------------------
                                                                           (Unaudited)
            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES NOT SUBJECT TO COMPROMISE:
Current Liabilities:
Accounts payable:
   Trade ........................................................      $          36,961         $           38,779
   Construction .................................................                  3,611                      8,613
Accrued interest ................................................                  1,059                      8,844
Accrued compensation ............................................                  5,085                      6,554
Unearned revenue ................................................                 24,533                     35,851
Other accrued liabilities .......................................                 17,611                     19,914
Current portion of long-term debt and capital lease
   obligations ..................................................                 11,172                      6,711
Long-term debt classified as current (Note 4) ...................                185,758                         --
                                                                       -----------------         ------------------

         Total current liabilities ..............................                285,790                    125,266
                                                                       -----------------         ------------------

Long-term Debt and Capital Lease Obligations ....................                 10,799                    717,163
                                                                       -----------------         ------------------

LIABILITIES SUBJECT TO COMPROMISE ...............................                538,056                         --
                                                                       -----------------         ------------------

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Returned
to equity on June 25, 2002) (Note 5):
Series B-1; par value $.01; 67,000 shares authorized; 30,673
   shares issued and outstanding in 2001; .......................                     --                     24,121
Series B-2; par value $.01; 90,000 shares authorized; 40,000
   shares issued and outstanding in 2001; .......................                     --                     33,712
                                                                       -----------------         ------------------
          Total convertible redeemable preferred stock ..........                     --                     57,833
                                                                       -----------------         ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.01 par value; 5,000,000 shares authorized;
   Series A - liquidation preference of $7.40; 1,480,771 shares
      issued and outstanding ....................................                     15                         15
Convertible Redeemable Preferred Stock; $.01 par value (Note 5);
   Series B-1; 67,000 authorized; 31,905 shares
      issued and outstanding in 2002; ...........................                 26,708                         --
   Series B-2; 90,000 authorized; 41,837 shares
      issued and outstanding in 2002; ...........................                 36,983                         --
Common Stock, $.01 par value; 200,000,000 shares authorized;
   62,364,768 shares issued and outstanding .....................                    624                        624
Additional paid-in-capital ......................................                356,839                    356,839
Warrants outstanding ............................................                 11,441                     11,441
Accumulated deficit .............................................               (458,499)                  (390,849)
                                                                       -----------------         ------------------
         Total stockholders' equity .............................                (25,889)                   (21,930)
                                                                       -----------------         ------------------
         Total liabilities and stockholders' equity .............      $         808,756         $          878,332
                                                                       =================         ==================


              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                      Three Months Ended June 30,         Six Months Ended June 30,
                                                      -------------------------        -----------------------------
                                                          2002             2001            2002            2001
                                                     ------------     ------------     ------------    -------------
Operating revenues ...............................  $     108,611      $   106,034    $     217,959    $     208,241
Cost of services (exclusive of items shown
   separately below) .............................         50,247           46,096          101,236           89,534
                                                    -------------     ------------    -------------    -------------
Gross margin .....................................         58,364           59,938          116,723          118,707
                                                    -------------     ------------    -------------    -------------
Operating expenses:
   Selling, operations and administration ........         40,083           47,522           82,339           94,232
   Depreciation and amortization .................         31,032           29,517           63,015           57,517
   Special charges ...............................          2,065               --            2,065               --
                                                    -------------     ------------    ------------    --------------
      Total operating expenses ...................         73,180           77,039          147,419          151,749
                                                    -------------     ------------    ------------    --------------
Operating loss ...................................        (14,816)         (17,101)         (30,696)         (33,042)
                                                    -------------     -------------   ------------    --------------

Other income (expense):
   Interest expense (contractual interest was
     $15.1 million and $30.1 million for the three
     and six months ended June 30, 2002) .........        (14,474)         (14,280)         (29,480)         (29,183)
   Interest income ...............................            104              526              227            1,803
   Other expense, net ............................           (291)             (40)            (274)            (293)
                                                    -------------     ------------    -------------   --------------
      Total other expense, net ...................        (14,661)         (13,794)         (29,527)         (27,673)
                                                    -------------     ------------    -------------   --------------
Loss before reorganization items and
   income taxes ..................................        (29,477)         (30,895)         (60,223)         (60,715)
Reorganization items (Note 2) ....................          3,217               --            3,217               --
                                                    -------------     ------------    -------------   --------------
Loss before income taxes .........................        (32,694)         (30,895)         (63,440)         (60,715)
Income tax expense ...............................             --               --               --               --
                                                    -------------     ------------    -------------   --------------

Net loss .........................................        (32,694)         (30,895)         (63,440)         (60,715)
Preferred stock dividends and accretion
   (contractual dividend was $1.5 million and
   $2.9 million for the three and six months ended
   June 30, 2002, respectively) (Note 5) .........          2,060              208            4,210             208
                                                    -------------     ------------    -------------   --------------
Net loss applicable to common
      stockholders ...............................  $     (34,754)    $    (31,103)   $    (67,650)   $      (60,923)
                                                    =============     ============    =============   ==============

Basic and diluted net loss per common share ......  $       (0.56)    $      (0.50)   $      (1.08)   $        (0.98)
                                                    =============     ============    =============   ==============

Basic and diluted weighted average common
   shares outstanding ............................     62,364,768       62,275,846       62,364,768       62,218,173
                                                    =============     ============    =============    =============



              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                  Six Months Ended June 30,
                                                                        -------------------------------------------
                                                                              2002                        2001
                                                                        ----------------            ---------------
Cash flows from operating activities:
   Net loss ........................................................    $        (63,440)           $        (60,715)
                                                                        ----------------            ----------------
   Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Depreciation and amortization .................................              63,015                      57,517
     Special charges ...............................................                 223                          --
     Amortization of bond issue costs ..............................               1,165                       1,130
     Changes in current operating assets and liabilities:
       Accounts receivable, net ....................................               2,770                      (1,749)
       Inventory ...................................................                 823                        (757)
       Prepaid expenses ............................................              (1,890)                        123
       Accounts payable ............................................              (1,818)                      4,305
       Accrued interest ............................................              15,361                        (230)
       Unearned revenue ............................................             (11,318)                    (14,347)
       Accrued compensation and other accrued liabilities ..........              (2,124)                        732
                                                                        ----------------            ----------------
             Total adjustments .....................................              66,207                      46,724
                                                                        ----------------            ----------------
             Net cash provided by (used in) operating activities ...               2,767                     (13,991)
                                                                        ----------------            ----------------

Cash flows from investing activities:
   Capital expenditures ............................................             (16,876)                    (77,938)
   Change in accrued construction costs ............................              (5,002)                    (19,549)
   Release of restricted assets ....................................                  --                       6,892
   Other ...........................................................                  11                         171
                                                                        ----------------            ----------------
Net cash used in investing activities ..............................             (21,867)                    (90,334)
                                                                        ----------------            ----------------

Cash flows from financing activities:
   Repayments of long-term debt and capital lease obligations ......              (1,236)                       (578)
   Proceeds from issuance of Series B-1 preferred stock and
       common stock warrants, net of issuance costs ................                  --                      26,795
   Proceeds from exercise of common stock options ..................                  --                       1,100
   Other ...........................................................                  (4)                       (437)
                                                                        ----------------            ----------------
             Net cash (used in) provided by financing activities ...              (1,240)                     26,880
                                                                        ----------------            ----------------

Decrease in cash and cash equivalents ..............................             (20,340)                    (77,445)
Cash and cash equivalents at beginning of period ...................              41,043                     141,140
                                                                        ----------------            ----------------
Cash and cash equivalents at end of period .........................    $         20,703            $         63,695
                                                                        ================            ================
SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest .............................................    $         12,950            $         31,573
                                                                        ================            ===============
Cash paid (refunds received) for income taxes, net .................    $              3            $             (1)
                                                                        ================            ================
Cash paid for reorganization items .................................    $          4,222            $             --
                                                                        ================            ================
NONCASH TRANSACTIONS:

Capital lease obligations issued for network equipment .............    $             --            $          4,343
                                                                        ================            ===============
Preferred stock dividends and accretion ............................    $          4,210            $            208
                                                                        ================            ===============

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                       ITC^DELTACOM, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

     ITC^DeltaCom, Inc. ("ITC^DeltaCom" and, together with its wholly-owned subsidiaries, the "Company") provides integrated voice and data telecommunications services on a retail basis to businesses in the southern United States (referred to as "retail services") and regional telecommunications transmission services over its network on a wholesale basis to other telecommunications companies (referred to as "broadband transport services"). Retail services include local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay, and high capacity broadband private line services, as well as Internet access and colocation services and customer premise equipment sales, installation and repair. The Company also provides colocation, Web server hosting and other services integral to operating important business applications over the Internet through its e^deltacom business. In connection with these services, the Company owns, operates or manages an extensive fiber optic network, which extends throughout ten southern states.

Segment Disclosure

     Beginning in 2002, the Company has revised its segment reporting to align its financial presentation more closely with its basic retail and wholesale customer businesses and to reflect more accurately the trends in those customer bases (Note 8). One segment consists of the Company's retail services business and the second segment consists of its broadband transport services business. Beginning in 2002, results of the Company's e^deltacom business are no longer being reported as a separate business segment, but instead are included as part of the Company's retail services business segment.

Basis of Presentation

     The accompanying interim condensed consolidated financial statements are unaudited and have been prepared by the Company's management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for the fair presentation of the unaudited condensed consolidated financial statements have been included, and the unaudited condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002.

Liquidity

     The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. Assuming it obtains sufficient financing, the Company expects to continue to focus on increasing its customer base and expanding its network operations, although at a slower rate than in previous years. Accordingly, the Company expects that its cost of services will continue to increase and that its capital expenditures, although expected to decrease, will be significant. In addition, the Company may reduce some of its prices to respond to a changing competitive environment. These factors will have a negative impact on the Company's short-term operating results. Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC^DeltaCom, has a $160 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders, and the Company has also raised funds from sales of senior notes, convertible subordinated notes, convertible redeemable preferred stock and common stock
                                       7
and is subject to operating and capital lease commitments.

     To conserve liquidity for its business, ITC/\DeltaCom did not pay the scheduled May 15, 2002 interest payments due on its 9-3/4% senior notes due 2008 and on its 4-1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment due on its 11% senior notes due 2007. The scheduled May 15, 2002 payments totaled approximately $6.1 million on the 9-3/4% senior notes and approximately $2.3 million on the 4-1/2% convertible subordinated notes. The scheduled June 1, 2002 payment totaled approximately $7.2 million.

2.   Chapter 11 Bankruptcy Proceedings

     Beginning in the third quarter of 2001, the Company initiated a strategic and operational restructuring intended to accelerate positive cash flow from operations by emphasizing the Company's core retail services and reducing operating costs. In addition to de-emphasizing certain non-core services, the key elements of this plan include reduction of the employee base, consolidation of facilities and operations and the reduction of capital expenditures. The Company also seeks, by eliminating a substantial portion of its existing indebtedness, to reduce its fixed interest costs so that it is able to achieve and maintain positive cash flow from operations beginning immediately after completion of the planned restructuring and continuing through the current period of uncertainty affecting the telecommunications industry and competitive telecommunications companies.

     In order to complete the Company's restructuring plan as expeditiously as possible, with the support of holders of approximately 62% of the principal amount of its senior notes and 74% of the principal amount of its convertible subordinated notes, and certain of its preferred stockholders, on June 25, 2002, ITC/\DeltaCom filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company adopted the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon commencement of these proceedings (the "Bankruptcy Proceedings"). In accordance with SOP 90-7, liabilities subject to compromise under the Bankruptcy Proceedings have been segregated on the condensed consolidated balance sheets. Liabilities subject to compromise are recorded for the amounts the Company expects to be allowed on known claims rather than estimates of the amounts for which those claims may be settled as a result of a plan of reorganization approved by the Bankruptcy Court. The condensed consolidated statements of operations for the three and six months ended June 30, 2002 set forth in Note 9 separately disclose expenses related to the Bankruptcy Proceedings. Under the Bankruptcy Code, interest on the outstanding senior notes and convertible subordinated notes, and the preferred stock dividends on the Series B-1 preferred stock and Series B-2 preferred stock, does not accrue during the Bankruptcy Proceedings.

     On July 26, 2002, ITC/\DeltaCom filed with the Bankruptcy Court a proposed plan of reorganization to implement the restructuring. The Company believes that the proposed plan of reorganization filed with the Bankruptcy Court reflects the terms of the plan of reorganization supported by the members of the unofficial committee of noteholders. The plan is subject to approval by holders of certain claims and equity interests in ITC/\DeltaCom and to confirmation by the Bankruptcy Court, and is subject to possible modification during the reorganization process.

     Under the proposed plan of reorganization:

     o All of ITC/\DeltaCom's outstanding senior notes, having a total principal amount of $415 million, will be cancelled and the former holders of those notes will receive in exchange a total of 81.5% of the common stock of the reorganized ITC/\DeltaCom.

     o All of ITC/\DeltaCom's outstanding convertible subordinated notes, having a total principal amount of $100 million, will be cancelled and the former holders of those notes will receive in exchange a total of 5% of the common stock of the reorganized ITC/\DeltaCom.

     o All of ITC/\DeltaCom's outstanding common stock, Series A preferred stock and Series B preferred stock will be cancelled and the former holders of those securities collectively will receive a total of 1% of the common stock of the reorganized ITC/\DeltaCom.

     o Campbell B. Lanier, III, a director and current stockholder, and SCANA Corporation ("SCANA"), a current stockholder, each will purchase up to $15 million of a new issue of convertible redeemable preferred stock of the reorganized ITC/\DeltaCom, which will be convertible into a total of 10.5% of the common stock of the reorganized ITC/\DeltaCom. The purchasers also will receive warrants to purchase up to an additional 2% of the common stock of the reorganized ITC/\DeltaCom. Mr. Lanier has the right to assign any portion of his purchase commitment to other qualified investors, subject to certain conditions. In consideration for making this financing commitment, Mr. Lanier and SCANA will receive shares of common stock representing a total of 2% of the common stock of the reorganized ITC/\DeltaCom.

     o The Company will make a rights offering to its existing common and preferred stockholders, entitling these holders to purchase on a pro rata basis, up to a specified amount, the convertible redeemable preferred stock and warrants that Mr. Lanier and SCANA have agreed to purchase. The purchase commitments of Mr. Lanier and SCANA will be proportionately reduced by any purchases made in the rights offering.

The foregoing ownership percentages give effect to the conversion of the convertible redeemable preferred stock referred to above.

     At such time as our proposed plan of reorganization becomes effective following approval by holders of certain claims and interests in ITC/\DeltaCom and confirmation by the Bankruptcy Court, we expect to implement fresh start reporting under the provision of SOP 90-7. The provisions of fresh start reporting require that we revalue our assets and liabilities to fair value, reestablish stockholders' equity using the reorganized value established in connection with the plan and record any applicable reorganization value in excess of amounts allocable to identifiable assets as goodwill. As a result of our adoption of SOP 90-7, we are reviewing the fair value of our assets and liabilities, and we expect we will be required to write-down the value of some of our assets and liabilities. We expect that the implementation of fresh start reporting under SOP 90-7 will have a material effect on our financial statements.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect adjustments that might result if the Company is unable to continue as a going concern. The Company's recent losses and the Bankruptcy Proceedings raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern and the appropriateness of using the going concern basis is dependent upon, among other things, (i) confirmation of the Company's plan of reorganization by the Bankruptcy Court, (ii) the Company's ability to achieve profitable operations after reorganization under the Bankruptcy Code and (iii) the Company's ability to generate sufficient cash from operations to meet its obligations. There can be no assurance that the Company will be successful in obtaining confirmation of its plan of reorganization. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company not be able to continue as a going concern.

     Liabilities for which payment is subject to the Bankruptcy Proceedings have been classified as liabilities subject to compromise in the condensed consolidated balance sheets. As of June 30, 2002, liabilities of ITC/\DeltaCom subject to compromise consisted of the following (in thousands):

Notes:
   11% Senior Notes due 2007                                       $   130,000
   8-7/8% Senior Notes due 2008, net                                   159,909
   9-3/4% Senior Notes due 2008                                        125,000
   4-1/2% Convertible Subordinated Notes due 2006                      100,000
Accrued interest                                                        23,147
                                                                   ------------
                                                                   $   538,056
                                                                   ============

     Reorganization items are composed of items of expense that were realized or incurred by ITC^DeltaCom as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items for the three and six-month periods ended June 30, 2002 consisted of the following (in thousands):

   Professional fees and related expenses                           $     3,217

Professional fees represent legal and financial advisory expenses directly related to the Bankruptcy Proceedings.

3.   Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Included in the accompanying consolidated statements of operations is amortization expense related to goodwill of approximately $1.5 million for the three months ended June 30, 2001 and $3.1 million for the six-months ended June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with SFAS No. 142, the Company has six months after adoption of the statement to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142, the Company has established its reporting units based on its reporting structure in a reasonable and supportable manner. The Company completed the transitional test as of January 1, 2002 during the three months ended June 30, 2002 and determined that goodwill has not been impaired. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

Asset Retirement Obligations

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

Impairment or Disposal of Long-Lived Assets

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No.144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, with no material effect on our consolidated financial statements.

Other Pronouncement

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, an amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. This statement, among other things, significantly limits the instances where the extinguishment of debt can be treated as an extraordinary item in the statement of operations. This statement also requires reclassification of all prior period extraordinary items related to the extinguishment of debt. We will implement this statement, as required by SOP 90-7, as part of our fresh start reporting upon completion of the Bankruptcy Proceedings.

Costs Associated with Exit or Disposal Activities

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 or the Company's emergence from the Bankruptcy Proceedings, whichever occurs earlier.

4. Long-term Debt and Capital Lease Obligations

     Long-term debt and capital lease obligations at June 30, 2002 and December 31, 2001 consisted of the following (in thousands):


                                                                                          June 30,        December 31,
                                                                                            2002               2001
                                                                                            ----               ----
11% Senior Notes due 2007....................................................             $130,000          $130,000
8-7/8% Senior Notes due 2008, net of unamortized discount of $91 and
     $99 in 2002 and 2001, respectively .....................................              159,909           159,901
9-3/4% Senior Notes due 2008 ................................................              125,000           125,000
4-1/2% Convertible Subordinated Notes due 2006 ..............................              100,000           100,000
Senior secured credit facility ..............................................              156,400           157,200
Capital lease obligations at varying interest rates, maturing through
     July 2020 ..............................................................               51,329            51,773
                                                                                         ---------         ---------
Total long-term debt and capital lease obligations ..........................              722,638           723,874
Less liabilities subject to compromise ......................................             (514,909)               --
                                                                                         ---------         ---------
Total long-term debt and capital lease obligations not subject to
     compromise .............................................................              207,729           723,874
Less current maturities .....................................................              (11,172)           (6,711)
Less long-term debt reclassified as current .................................             (185,758)               --
                                                                                         ---------         ---------
Total. ......................................................................            $  10,799         $ 717,163
                                                                                         =========         =========


     Pursuant to SOP 90-7, the Company has reclassified all of the senior notes and convertible subordinated notes as liabilities subject to compromise.

     As a result of ITC/\DeltaCom's failure to pay interest on the senior notes and convertible subordinated notes on May 15 and June 1, 2002 and its filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on June 25, 2002, the Company is in default under its $160 million senior secured credit facility and $40 million capital lease facility. For so long as the Company remains in default, interest under the senior credit facility is payable at a default rate of 2% in excess of an annual rate of 1.875% plus a base rate, which was 4.75% at June 30, 2002. In connection with these defaults, the Company has reclassified $154.8 million of its senior credit facility and $31.0 million of its $40 million capital lease facility as current liabilities in accordance with SFAS No. 78, "Classification of Obligations that are Callable by a Creditor."

5.   Convertible Redeemable Preferred Stock

     In 2001, the Company secured a commitment for $150 million in equity financing in an investment agreement with ITC Holding Company, Inc. ("ITC Holding Company"). ITC Holding Company subsequently assigned an aggregate of $50 million of the purchase commitment to two other investors. The purchase commitments expired on June 20, 2002. The investment agreement provided for the issuance and sale by the Company of up to $150 million of multiple series of its Series B cumulative convertible preferred stock and related common stock purchase warrants. The Company completed the sale of $30 million of Series B-1 preferred stock in June 2001 and the sale of $40 million of Series B-2 preferred stock in September 2001. In April 2002, the Company issued a draw down notice to the investors under its investment agreement, as amended, with ITC Holding Company, SCANA and HBK Master Fund L.P. stating that the Company had exercised its right to require these investors to purchase additional securities from the Company under the agreement. The investors asserted that they were not obligated to purchase additional securities because the Company allegedly failed to satisfy specified closing conditions under the investment agreement.

     As a result of the Bankruptcy Proceedings, the outstanding shares of Series B preferred stock are considered equity interests in the Company. Accordingly, the Series B preferred stock was returned to stockholders' equity in the condensed consolidated balance sheets as of June 25, 2002, which was the date of commencement of the Bankruptcy Proceedings.

     As of June 25, 2002, ITC/\DeltaCom had accrued dividends on the Series B preferred stock of $1.4 million and $2.8 million for the three and six months ended June 30, 2002, respectively. Contractual dividends were $1.5 million and $2.9 million for the three and six months ended June 30, 2002, respectively. Under the Bankruptcy Code, dividends on the Series B preferred stock do not accrue during the Bankruptcy Proceedings.

6.   Restructuring Charges

     In September 2001, the Company announced changes to its business plan and other actions intended to reduce its operating expenses through a 20% reduction in its workforce and to reduce non-personnel operating expenses and planned capital expenditures. As a result of this restructuring, the Company in September 2001 recorded $4.8 million in restructuring costs, which were included as components of selling, operations and administration expenses. Restructuring charges included the Company's estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The restructuring charges also included estimates of office space lease commitments where the Company closed offices, net of any sublease rentals, and other exit costs. In connection with the restructuring, the Company closed an administrative office, retail services offices and an e/\deltacom office. Restructuring costs were accrued in accordance with EITF 94-3. The Company terminated some employees in certain departments and did not specifically identify the termination of an entire function or department.

     In April 2002, the Company further restructured its operations to implement additional reductions to its workforce, non-personnel operating expenses and planned capital expenditures. As a result of this restructuring, the Company in April 2002 recorded approximately $2.1 million in restructuring costs, which were included as components of special charges. Restructuring charges included the Company's estimate of employee severance and related costs for employees terminated. The restructuring charges also included estimates of termination payments for cancelled service contracts and the write-off of abandoned assets. Restructuring costs were accrued in accordance with EITF 94-3. The Company terminated approximately 50 employees from its former e/\deltacom business, but it did not specifically identify the termination of an entire function or department.

     All restructuring costs recorded in April 2002 related to the Company's retail services segment. Following is a summary of the restructuring and impairment charges that were recorded in April 2002 (in thousands):

         Employee severance ............................     $  1,382
         Contract termination costs ....................          460
         Write-off of assets ...........................          223
                                                             --------
            Total ......................................     $  2,065
                                                             ========

     The following table reflects activity associated with accrued restructuring costs from January 1, 2002 through June 30, 2002, which are recorded in accrued liabilities (in thousands):

                                                       Balance at                             Write-offs/          Balance at
                                                   December 31, 2001        Accruals            Payments          June 30, 2002
                                                   -----------------        --------          ----------          -------------
Restructuring charges:
     Employee severance ...................           $       216         $    1,382         $      1,311         $       287
     Office space leases ..................                 1,067                  0                  319                 748
     Contract termination costs ...........                     0                460                  105                 355
                                                      -----------         ----------          -----------         -----------
Total .....................................           $     1,283         $    1,842         $      1,735         $     1,390
                                                      ===========         ==========         ============         ===========

Management expects to use the remaining restructuring accruals during the remainder of 2002 and in 2003 as additional payments are made under the terms of employee severance and office space lease agreements. Contract termination and office space leases may be renegotiated, which could result in reductions in accruals and future payments.

7.  Commitments and Contingencies

     At June 30, 2002, the Company had entered into agreements with vendors to purchase approximately $3.0 million of property, plant, equipment and services during 2002 related to the improvement and installation of switches, other network expansion efforts and certain services.

Non-Payment of Interest on Senior Notes and Convertible Subordinated Notes

     To conserve liquidity for its business, ITC/\DeltaCom did not pay its scheduled May 15, 2002 interest payments due on its 9 3/4% senior notes due 2008 and on its 4 1/2% convertible subordinated notes due 2006 or the scheduled
June 1, 2002 interest payment due on its 11% senior notes due 2007. The indentures under which ITC/\DeltaCom has issued its senior notes and convertible subordinated notes provide that an event of default will occur if it does not pay interest on any note within 30 days after the date on which the interest first became due and payable. The senior notes and convertible subordinated notes are solely obligations of ITC/\DeltaCom, which is a holding company with no direct operations. ITC/\DeltaCom's operating subsidiaries, Interstate FiberNet, Inc. and ITC/\DeltaCom Communications, Inc., have no obligation to pay any amounts due pursuant to the senior notes and convertible subordinated notes. ITC/\DeltaCom and members of an unofficial committee of certain holders of the senior notes and convertible subordinated notes agreed to support an arrangement to implement a reorganization of the Company. On June 25, 2002, ITC/\DeltaCom filed a voluntary petition under Chapter 11 of the Bankruptcy Code. That filing resulted in an "automatic stay" of legal and collection proceedings against ITC/\DeltaCom, including a stay of the exercise of any remedies for non-payment that would have otherwise been exercisable by the trustee or noteholders under the applicable note indentures.

     The Company does not have agreements from the creditors under its senior credit and capital lease facilities to forbear from exercising their rights to declare a default or pursue remedies under those facilities based solely on ITC/\DeltaCom's failure to pay interest on the senior notes and convertible subordinated notes and its subsequent filing of a voluntary petition under Chapter 11 of the Bankruptcy Code. Although the Company continues discussions with its senior secured creditors in an effort to negotiate an agreement to forbear from exercising their rights to declare default, the Company's senior secured creditors have the right to enforce their claims against the Company to the extent provided by the applicable agreements and applicable law. The Company's senior credit obligations are secured by liens on substantially all of its assets. The Company is engaged in discussions with lenders under its senior credit facility concerning possible amendments to the facility that would, among other changes, accelerate the schedule for repayment of principal, increase the interest rates applicable to outstanding borrowings, add financial maintenance covenants, and modify existing affirmative and negative covenants. If the Company and its senior lenders are unable to reach agreement on amendments to the credit facility, or if the Company's senior creditors seek to exercise their remedies under their agreements and applicable law, ITC/\DeltaCom's operating subsidiaries, Interstate FiberNet, Inc. and

ITC/\DeltaCom Communications, Inc., who are parties to the senior credit and capital lease facilities, may be compelled to file for protection under the Bankruptcy Code.

Surety Bonds

     Some of the Company's customers, especially governmental entities, and some governmental entities from which the Company has acquired a franchise or rights-of-way agreement, require the Company to obtain surety bonds as a condition to its provision of service to them or other entities within their control. In February 2002, because of the Company's financial condition, its surety cancelled all outstanding surety bonds that contained cancellation clauses. At the time the surety bonds were cancelled, the Company's surety bond portfolio had a face value of approximately $1.9 million in outstanding obligations, of which approximately $1.2 million were cancelled. The surety did not renew an additional $405,000 of bonds, which it could not cancel immediately, that were scheduled for renewal in the second quarter of 2002. As of July 31, 2002, the cancelled and unrenewed bonds had not been replaced. The remaining bonds, valued at $282,000, are noncancellable, unless the Company no longer needs them or does not perform its obligations under the bonds. The surety also refuses to underwrite any new surety bonds unless the Company provides 100% collateral for such bonds. The Company is actively working with the existing obligees of the bonds to provide the security they require, and another surety has offered to underwrite new bonds or replace cancelled bonds for the Company if the Company provides 100% collateral for each bond. The Company's inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on its ability to provide service to some customers, especially government entities and other entities that generally require surety bonds. In addition, the requirement to provide 100% collateral for any bond issued may have an adverse impact on the funds available for capital expenditures or other uses if the Company chooses to purchase the surety bond and provide the collateral. To maintain the Company's existing surety obligations would require approximately $1.6 million of available funds and, depending on the perception of the Company's financial condition, could increase the demand on the Company to secure additional surety bonds and, therefore, further restrict the Company's available funds.

Nortel Contingency

     In November 2000, the Company entered a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if the Company purchases at least $250 million of equipment and services from Nortel Networks between November 1, 1999 and December 31, 2002. If the Company purchases less than $250 million of equipment and services, the agreement provides that the Company will be required to pay to Nortel a commitment violation fee. Based on the Company's actual and forecasted purchases under the agreement, it currently estimates that it may be required to pay a commitment violation fee of approximately $3.5 million to $3.8 million in the first quarter of 2003. In addition, Nortel Networks has deployed approximately $7.0 million of equipment under terms providing that payment is due when the Company places the deployed equipment into service. Based on its current schedule for placing this equipment into service, the Company expects that these terms will require it to pay $2.8 million in the third quarter of 2002 and $4.2 million in the fourth quarter of 2002 or the first quarter 2003, depending on its need for capacity. Under other terms of this agreement, the Company is required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003. Although the Company expects that all of the estimated payment obligations under the agreement that are described above will be subject to modification as a result of a specified contract renewal process beginning in the fourth quarter of 2002, it is unable to predict the outcome of those negotiations.

Legal Proceedings

     In the normal course of business, the Company is subject to various litigation. In management's opinion, there are no legal proceedings, other than those described below, pending against the Company that could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

BellSouth Deposit Contingency

     The Company depends on BellSouth for the provision of wholesale telecommunications services under its interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. As previously reported, BellSouth has requested by letter dated March 8, 2002 that the Company provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to the Company. On March 28, 2002, the Company filed a petition for declaratory judgment in Georgia state court seeking a ruling from the court that, based upon the terms of the Company's interconnection agreements with BellSouth, BellSouth may not require the Company to place a $10 million deposit with BellSouth as security for future payment for services to be rendered to the Company by BellSouth. BellSouth has responded to the Company's petition by seeking to have the matter heard before the Georgia Public Service Commission, rather than in Georgia state court. BellSouth has filed a petition with the Georgia Public Service Commission seeking a determination that the Company should be required to place a $17 million security deposit with BellSouth. The Company is contesting both the requirement for, and the amount of, the requested deposit. BellSouth also has requested the Federal Communications Commission to approve new deposit language in its access tariff. The FCC has suspended BellSouth's new tariff and is investigating BellSouth's proposed deposit language. If the FCC were to adopt BellSouth's proposed deposit language and if BellSouth were authorized to require a substantial deposit, the Company's cash reserves may be insufficient to fund the deposit, which could have a material adverse effect on the Company's ability to provide services to its customers.

BellSouth Interconnection Agreement

     The Company's interconnection agreement with BellSouth expires at the end of 2002. The Company is currently negotiating terms of a new agreement with BellSouth, but it is unlikely to resolve all issues before the current agreement expires. The Company will continue to operate under terms of the existing agreement until a new agreement is reached. The terms of the new agreement will be retroactive to January 1, 2003. Any unresolved issues will be settled through binding arbitration before the various state public service commissions. The Company is unable to determine the impact, if any, these negotiations will have on its results of operations and financial condition.

Proceedings Affecting Rights-of-Way

     A portion of the Company's network runs through fiber optic cables owned by Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several landowners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. The Company became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi has directed the Company not to use that portion of its fiber optic network located on Mississippi Power Company's rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. The Company has rerouted all of the circuits on the affected portion of its network so that it may continue to provide services to its customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit the Company's use, the Company believes its potential liability for damages may be limited to the value of a permanent easement for that use. The Company cannot make assurances in this respect, however, since the landowners are seeking damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power Company's rights-of-way in Jasper County and punitive damages for the Company's use of the route. The trial of this matter was scheduled for the week of August 5, 2002, but has since been continued. No future trial date has been set by the court to date. The Company cannot reasonably estimate the amount of any potential loss arising from this pending litigation.

     The Company initiated civil suits in August 2001 and May 2002 in the U.S. District Court for the Southern District of Mississippi in which it seeks a declaratory judgment confirming its continued use of cables in

Mississippi Power Company's rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company and the Company seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although the Company has resolved the issue of its use of the rights-of-way with some of the defendants, the Company cannot provide assurance that it will be successful in either of these proceedings. The August 2001 proceeding has been consolidated with another pending civil suit in the U.S. District Court for the Southern District of Mississippi, in which the Company was recently made a defendant, initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company's allowance of third parties to use its rights-of-way for telecommunications purposes. The Company cannot reasonably estimate the amount of any potential loss arising from this pending litigation.

     The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis, among others, that there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court has permitted the plaintiffs to amend their complaint to allege additional facts regarding the use of the rights-of-way to support the landowners' contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. The Company cannot reasonably estimate the amount of any potential loss.

     The Company uses rights-of-way of Georgia Power Company in Georgia for a portion of its network. In July 2001, a suit filed in the Superior Court of Decatur County, Georgia by a group seeking compensatory and punitive damages and claiming to represent a class of landowners alleged that Georgia Power and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. The Company was made a party to the suit in January 2002. The Company cannot reasonably estimate the amount of any potential loss.

     In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company has obtained use of rights-of-way for its fiber optic telecommunications network. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. In December 2001, the Company filed for summary judgment and, subsequently, the defendants have filed a motion for summary judgment, but the court has not ruled on these motions. The defendants also have filed a counterclaim requesting, among other items, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. The Company cannot reasonably estimate the amount of any potential loss.

     In April and May 2002, 190 lawsuits were filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, the Company and WorldCom, Inc. d/b/a MCI Group. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that WorldCom and/or the Company have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claim trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seek $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by WorldCom and the Company of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs' costs to prosecute the action. Mississippi Power Company, WorldCom and the

Company have denied all of the plaintiffs' allegations. These actions are substantially similar to the other actions that the Company is defending in state and federal courts in Mississippi. Of the 190 lawsuits, the Company believes only approximately 11 involve parcels of land across which the optical fiber of Mississippi Power Company run are used by the Company in the provision of telecommunications services. On August 5, 2002, Mississippi Power Company removed all actions involving WorldCom's use of Mississippi Power Company's rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss.

     On April 19, 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi against Mississippi Power Company, Southern Company Services and the Company. The plaintiff seeks to permanently enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff's property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company and Southern regarding the use of the fiber optic cable on the right-of-way across the plaintiff's property, proof that the use of the right-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the right-of-way, punitive damages of $1 million, and costs and expenses. Mississippi Power Company, Southern Company and the Company have denied all of the plaintiff's allegations.

     On July 8, 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and the Company in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment and accounting, fraudulent concealment, fraud, fraudulent misrepresentation and fraudulent concealment, and rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The landowners are seeking unspecified monetary damages and certain equitable relief. Mississippi Power Company, Southern Company and the Company deny all the allegations.

     On August 8, 2002, the Company was served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege Mississippi Power Company and the Company have violated the plaintiffs' rights with regard to the use of Mississippi Power Company's easement across the plaintiffs' property. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortuous breach of contract, fraudulent concealment, fraudulent misrepresentation, conspiracy, accounting and seeks an unspecified amount of damages. The Company denies all such allegations.

Other Rights-of-Way Contingency

     The Company has obtained a portion of its rights-of-way under an agreement that provides for significant annual fixed payments by the Company through 2020. If the Company's proposed plan of reorganization is completed during 2002 and the consummation of the proposed plan were deemed to constitute a change in control, as defined in the agreement, these annual payments would terminate and the Company would be obligated to make a one-time payment totaling approximately $19.7 million.

8.  Segment Reporting

     As discussed in Note 1, the Company operates in two business segments: retail services and broadband transport services. The Company also has a corporate segment, which has no operations. In the first quarter of 2002, as a result of its restructuring in 2001 discussed in Note 6, the Company changed its approach to making operating decisions and assessing performance with respect to its business. As a result, the Company no longer manages the e/\deltacom business as a separate segment, but instead manages that business as a component of its retail services segment. The Company has restated the 2001 segment information to include the results of the former e/\deltacom segment as part of the results of the retail services segment. The Company evaluates segment performance based on operating revenues, gross margin, selling, operations and administration expense and depreciation and amortization expense. All intercompany transactions between segments have been eliminated. Summarized financial data by business segment for the six months ended June 30, 2002 and 2001 are as follows (in thousands):

                                                                    2002
                                                                    ----
                                                        Broadband
                                              Retail    Transport       Corporate
                                             Segment     Segment         Segment      Consolidated
                                             -------     -------         -------      ------------
Operating revenues .......................  $ 173,765    $  44,194       $      -       $  217,959
Gross margin .............................     77,139       39,584              -          116,723
Selling, operations, and
administration ...........................     64,827       17,512              -           82,339
Depreciation and amortization ............     35,928       27,046             41           63,015
Special charges ..........................      2,065            -              -            2,065
Interest expense .........................         -             -              -          (29,480)
Other income (expense), net ..............         -             -              -              (47)
                                                                                                 -
Reorganization items .....................         -             -              -           (3,217)
                                                                                        ----------
Loss before income taxes .................         -             -              -       $  (63,440)
                                                                                        ==========
Identifiable assets ......................  $ 471,673    $ 326,889       $ 10,194       $  808,756
                                            =========    =========       ========       ==========
Capital expenditures, net ................  $  18,902    $   2,976       $      -       $   21,878
                                            =========    =========       ========       ==========

                                                                     2001
                                                                     ----
                                                         Broadband
                                              Retail     Transport       Corporate
                                             Segment      Segment         Segment      Consolidated
                                             -------      -------         -------      ------------

Operating revenues .......................  $ 160,557    $  47,684       $      -       $  208,241
Gross margin .............................     76,653       42,054              -          118,707
Selling, operations, and administration ..     77,375       16,857              -           94,232
Depreciation and amortization ............     33,802       23,674             41           57,517
Interest expense .........................          -            -              -          (29,183)
Other income (expense), net ..............          -            -              -            1,510
                                                                                        ----------
Loss before income taxes .................                                              $  (60,715)
                                                                                        ==========
Identifiable assets ......................  $ 553,088      421,861       $ 15,505          990,454
                                            =========    =========       ========       ==========
Capital expenditures, net ................  $  42,372    $  55,115       $      -       $   97,487
                                            =========    =========       ========       ==========

9.   Condensed Financial Statements of Entity in Bankruptcy

     The condensed balance sheets for the parent company, ITC/\DeltaCom, as of June 30, 2002 and December 31, 2001 and other financial information for the three and six months ended June 30, 2002 is as follows:

                            Condensed Balance Sheets
                                   (Unaudited)
                                 (In thousands)

                                                                                  June 30,              December 31,
                                                                                    2002                   2001
                                                                                   -----                  -----
ASSETS
Current Assets:
   Cash and cash equivalents ............................................         $    1,045            $     1,028
                                                                                  ----------            -----------
     Total current assets ...............................................              1,045                  1,028
Other long-term assets ..................................................              9,149                 10,070
Investments in and net advances to wholly-owned subsidiaries ............            501,973                550,382
                                                                                  ----------            -----------
                                                                                  $  512,167            $   561,480
                                                                                  ==========            ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accrued interest .....................................................         $       --            $     8,281
   Other accrued liabilities.............................................                 --                  2,395
                                                                                  ----------            -----------

      Total current liabilities .........................................                 --                 10,676
                                                                                  ----------            -----------
Long-term debt ..........................................................                 --                514,901
                                                                                  ----------            -----------
Liabilities subject to compromise .......................................            538,056                     --
                                                                                  ----------            -----------
Convertible Redeemable Preferred Stock (Returned
   to equity on June 25, 2002); par value $.01; Series B-1;
   67,000 shares authorized; 30,673 shares issued and
      outstanding in 2001
   Series B-2; 90,000 shares authorized; 40,000 shares issued and
      outstanding in 2001 ...............................................                 --                 57,833
                                                                                  ----------            -----------
Stockholders' Equity:
   Preferred Stock - $.01 par value; 5,000,000 shares authorized
      Preferred stock, Series A - liquidation preference of $7.40;
         1,480,771 shares issued and outstanding ........................                 15                     15
      Preferred stock, Series B-1 and B-2
         Series B-1; 67,000 shares authorized; 31,905 shares issued and outstanding in 2002
          Series B-2; 90,000 shares authorized; 41,837 shares issued and
             outstanding in 2002 ........................................             63,691                     --
   Common stock - $.01 par value; 200,000,000 shares
      authorized; 62,364,768 shares issued and outstanding ..............                624                    624
   Additional paid-in-capital ...........................................            356,839                356,839
   Warrants outstanding .................................................             11,441                 11,441
   Accumulated deficit ..................................................           (458,499)              (390,849)
                                                                                  ----------            -----------
      Total stockholders' equity ........................................            (25,889)               (21,930)
                                                                                  ----------            -----------
                                                                                  $  512,167            $   561,480
                                                                                  ==========            ===========

                       Condensed Statements of Operations
                                   (Unaudited)
                                 (In thousands)

                                                                                 Three Months            Six Months
                                                                                    Ended                  Ended
                                                                                 June 30, 2002         June 30, 2002
                                                                                 -------------         -------------
Operating expenses:
   Depreciation and amortization .........................................        $       20            $        41
                                                                                  ----------            -----------
      Total operating expenses ...........................................                20                     41
                                                                                  ----------            -----------
Other income (expense):
   Interest income - intercompany ........................................             9,242                 18,484
   Interest income - external ............................................                 3                     17
   Interest expense (contractual interest was $11.7 million and
      $23.5 million for the three and six months ended June 30,
      2002, respectively) ................................................           (11,113)               (22,854)
                                                                                  ----------            -----------
      Total other expense, net ...........................................            (1,868)                (4,353)
                                                                                  ----------            -----------
Loss before reorganization items and equity in losses of
   Subsidiaries ..........................................................            (1,888)                (4,394)
Reorganization items .....................................................             3,217                  3,217
Equity in losses of subsidiaries .........................................            27,589                 55,829
                                                                                  ----------            -----------
      Net loss ...........................................................           (32,694)               (63,440)
Preferred stock dividends and accretion (contractual dividend was
   $1.5 million and $2.9 million for the three and six months
   ended June 30, 2002, respectively)(Note 5) ............................             2,060                  4,210
                                                                                  ----------            -----------
      Net loss applicable to common shares ...............................        $  (34,754)            $  (67,650)
                                                                                  ==========            ============


                        Condensed Statement of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                  Six Months
                                                                                     Ended
                                                                                June 30, 2002
                                                                                ---------------
Net loss .................................................................        $  (63,440)
                                                                                  ----------
Adjustments to reconcile net loss to cash provided by
   operating activities:
Depreciation and amortization ............................................                41
Amortization of bond issue costs .........................................               888
Equity in losses of subsidiaries .........................................            55,829
Changes in current assets and liabilities:
   Accounts receivable - affiliate .......................................            (8,165)
   Accounts payable ......................................................                 2
   Accrued interest ......................................................            14,866
                                                                                  ----------
Total adjustments ........................................................            63,457
                                                                                  ----------
Net increase in cash and cash equivalents ................................                17
Cash and cash equivalents at beginning of period .........................             1,028
                                                                                  ----------
Cash and cash equivalents at end of period ...............................        $    1,045
                                                                                  ==========

10.  Subsequent Events

     As described Note 2, in June 2002, ITC^DeltaCom and members of an unofficial committee of holders of its senior notes and subordinated convertible notes reached an agreement in principle to implement a reorganization of ITC^DeltaCom. In order to complete the reorganization as expeditiously as possible, ITC^DeltaCom filed a voluntary petition under Chapter 11 of the Bankruptcy Code on June 25, 2002.

     On July 26, 2002, ITC^DeltaCom filed with the Bankruptcy Court a proposed Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and a proposed Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code. The Company believes that the proposed plan and proposed disclosure statement reflect the terms of the plan of reorganization supported by the members of the unofficial committee of noteholders. A hearing by the Bankruptcy Court to approve the proposed disclosure statement is currently scheduled to be held on August 22, 2002. The plan is subject to approval by holders of certain claims and equity interests in ITC^DeltaCom and to confirmation by the Bankruptcy Court, and is subject to possible modification during the reorganization process.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This quarterly report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend" and "plan" as they relate to the Company or our management are intended to identify these forward-looking statements. All statements by the Company regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. The following analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001 and the financial statements and related notes thereto.

     We have included data with respect to EBITDA, as adjusted, in the following analysis because it is a measure commonly used in our industry. EBITDA, as adjusted, represents earnings before other income and other expenses, net interest, income taxes, and depreciation and amortization. EBITDA, as adjusted, is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.

     Unless we indicate otherwise, references in this report to "we," "us," "our" and "the Company" mean ITC^DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to one decimal place and dollar amounts of less than $1 million to the nearest thousand.

Proposed Plan of Reorganization

     Beginning in the third quarter of 2001, we initiated a strategic and operational restructuring intended to accelerate positive cash flow from operations by emphasizing our core retail services and reducing operating costs. In addition to de-emphasizing certain non-core services, the key elements of this plan include reduction of the employee base, consolidation of facilities and operations and the reduction of capital expenditures. We also seek, by eliminating a substantial portion of our existing indebtedness, to reduce our fixed interest costs so that we are able to achieve and maintain positive cash flow from operations beginning immediately after completion of the planned restructuring and continuing through the current period of uncertainty affecting the telecommunications industry and competitive telecommunications companies.

     In order to complete our restructuring plan as expeditiously as possible, with the support of holders of approximately 62% of the principal amount of our senior notes and 74% of the principal amount of our convertible subordinated notes, and certain of our preferred stockholders, ITC^DeltaCom filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on June 25, 2002. On July 26, 2002, ITC^DeltaCom, Inc. filed with the Bankruptcy Court a plan of reorganization to implement the restructuring. The plan is subject to approval by holders of certain claims and equity interests in ITC^DeltaCom and to confirmation by the Bankruptcy Court, and is subject to possible modification during the reorganization process.

     Under the proposed plan of reorganization:

     o All of our outstanding senior notes, having a total principal amount of $415 million, will be cancelled and the former holders of those notes will receive in exchange a total of 81.5% of the common stock of the reorganized ITC^DeltaCom.

     o All of our outstanding convertible subordinated notes, having a total principal amount of $100 million, will be cancelled and the former holders of those notes will receive in exchange a total of 5% of the common stock of the reorganized ITC^DeltaCom.

     o All of our outstanding common stock, Series A preferred stock and Series B preferred stock will be cancelled and the former holders of those securities collectively will receive a total of 1% of the common stock of the reorganized ITC^DeltaCom.

     o Campbell B. Lanier, III, a director and current stockholder, and SCANA Corporation, a current stockholder, each will purchase up to $15 million of a new issue of convertible redeemable preferred stock of the reorganized ITC^DeltaCom, which will be convertible into a total of 10.5% of the common stock of the reorganized ITC^DeltaCom. The purchasers also will receive warrants to purchase up to an additional 2% of the common stock of the reorganized ITC^DeltaCom. Mr. Lanier has the right to assign any portion of his purchase commitment to other qualified investors, subject to certain conditions. In consideration for making this financing commitment, Mr. Lanier and SCANA will receive shares of common stock representing a total of 2% of the common stock of the reorganized ITC^DeltaCom.

     o We will make a rights offering to our existing common and preferred stockholders, entitling these holders to purchase on a pro rata basis, up to a specified amount, the convertible redeemable preferred stock and warrants that Mr. Lanier and SCANA have agreed to purchase. The purchase commitments of Mr. Lanier and SCANA will be proportionately reduced by any purchases made in the rights offering.

The foregoing ownership percentages give effect to the conversion of the convertible redeemable preferred stock referred to above.

     We adopted the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon commencement of the bankruptcy proceedings. In accordance with SOP 90-7, liabilities subject to compromise under the bankruptcy proceedings have been segregated on the condensed consolidated balance sheets. Liabilities subject to compromise are recorded for the amounts we expect to be allowed on known claims rather than estimates of the amounts for which those claims may be settled as a result of the plan of reorganization approved by the Bankruptcy Court.

     At such time as our proposed plan of reorganization becomes effective, we expect to implement fresh start reporting under the provision of SOP 90-7. As a result of our adoption of SOP 90-7, we are reviewing the fair value our assets and liabilities, and we expect we will be required to write down the value of some of our assets and liabilities. We expect that the implementation of fresh start reporting under SOP 90-7 will have a material effect on our financial statements. For more information regarding fresh start reporting, see note 1 to our condensed consolidated financial statements appearing elsewhere in this report.

Overview

     We provide voice and data telecommunications services on a retail basis to businesses in the southern United States. Through our broadband transport business, we also provide regional telecommunications transmission services to other telecommunications companies on a wholesale basis using our network. In connection with these businesses, we own, operate or manage an extensive fiber optic network in the southern United States. Through our e^deltacom business, we provide customers with colocation services, managed services and professional services primarily through e^deltacom's data center in Suwanee, Georgia.

     We provide our retail services individually or in a bundled package tailored to the business customer's specific needs. We derive our retail services revenues from the following four sources:

     o sales of integrated telecommunications services, including local exchange, long distance, enhanced data and Internet services, to end-user customers;

     o sales of local dial-up services to Internet service providers for use in their provision of services to their customers;

     o sales of nonrecurring equipment and professional services to end-user customers; and

     o sales of wholesale long distance services for resale by other telecommunications carriers.

     As of June 30, 2002, we provided retail services to approximately 18,870 business customers, which were served by 35 branch offices. As of June 30, 2002, we had sold approximately 247,040 access lines, excluding lines that had been disconnected or cancelled. Of these access lines, approximately 234,260 had been installed as of June 30, 2002. The following table presents, for the periods indicated, selected operating data, in thousands, for our retail services segment.

                                     Three Months Ended June 30,          Six Months Ended June 30,
                                     ---------------------------          -------------------------
                                      2002                2001              2002              2001
                                      ----                ----              ----              ----
Operating revenues ..............   $ 87,144            $ 81,293        $ 173,765         $ 160,557
EBITDA, as adjusted .............      5,678                (780)          10,247              (722)
Operating loss ..................    (12,126)            (18,090)         (25,681)          (34,524)
Pro forma EBITDA, as adjusted ...   $  4,243            $   (780)       $   8,812         $  (2,222)

     Pro forma EBITDA, as adjusted, for our retail services excludes $3.5 million of revenues for the three and six months ended June 30, 2002 related to a non-recurring fee received from a local interconnection customer for the early termination of a contract and $1.5 million of revenues for the six months ended June 30, 2001 related to prior-period interconnection agreement settlements. Pro forma EBITDA, as adjusted, for retail services also excludes $2.1 million of special charges for the three and six months ended June 30, 2002, including employee severance expenses of $1.4 million, contract cancellation fees of $460,000 and a write-down of $223,000 of impaired assets.

     Our broadband transport services include the provision to other telecommunications companies of regional telecommunications transmission services on a wholesale basis using our network, as well as the provision of directory assistance services. The following table presents, for the periods indicated, selected operating data, in thousands, for our broadband transport services segment.


                                       Three Months Ended June 30,             Six Months Ended June 30,
                                       ---------------------------             -------------------------
                                         2002                2001               2002                2001
                                         ----                ----               ----                ----
Operating revenues ..............    $ 21,467            $ 24,741            $ 44,194            $ 47,684
EBITDA, as adjusted .............      10,538              13,196              22,072              25,197
Operating (loss) income .........      (2,669)              1,010              (4,974)              1,523

     WorldCom, Inc and certain of its subsidiaries accounted for approximately 21% of our revenues from broadband transport services in the three and six months ended June 30, 2002. WorldCom filed for protection under Chapter 11 of the Bankruptcy Code on July 21, 2002. The Company does not have any material exposure for nonpayment of WorldCom revenues recognized through June 30, 2002. Before WorldCom's Chapter 11 filing, we had not received payment of approximately $1.5 million of the WorldCom revenues we had recognized. We are currently unable to determine the impact that the WorldCom filing and other developments affecting WorldCom will have on our revenues from broadband transport services for future periods.

     As of June 30, 2002, we owned or managed approximately 9,980 route miles of a fiber optic network which covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of the same date, our network extended to approximately 188 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where our only competitor is the incumbent local telephone company.

     As of June 30, 2002, we owned approximately 6,180 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light

Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,800 route miles of network owned and operated by these three utilities.

Segment Disclosure

     Beginning in 2002, we revised our segment reporting to align our financial presentation more closely with our basic retail and wholesale customer businesses and to reflect more accurately the trends in those customer bases. One segment consists of our retail services business and the second segment consists of our broadband transport business. Beginning in 2002, results of our e/\deltacom business are no longer being reported as a separate segment, but instead are included in our retail services business segment. We have restated the 2001 segment information in this report to include the results of the former e/\deltacom segment as part of the results of the retail services segment. Although sales to retail customers account for a substantial amount of the revenues of the retail services segment, the retail services segment also accounts for sales of a significant amount of services on a wholesale basis.

Other Information About Our Business

     The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except branch office, colocation and switch data, are rounded.

                                                June 30,     March 31,       December 31,        September 30,      June 30,
                                                  2002          2002             2001                 2001            2001
                                               ------------ ------------- -------------------- ------------------- ------------
Branch offices ...............................        35            35                   35                  35           37
Business customers served-retail services(1)..    18,870        16,560               15,400              14,720       14,420
Route miles ..................................     9,980         9,980                9,980               9,980        9,840
Colocations ..................................       179           178                  177                 177          177
Voice switches ...............................        12            12                   12                  12           13
Frame relay/ATM switches (2) .................        46            88                   80                  80           80
"Next generation" voice switches (3) .........        48            48                   42                  41           39
Number of employees ..........................     1,910         2,000                2,030               1,960        2,360

-----------------
(1) Reflects the combination of certain customers' multiple accounts into a single customer account.
(2) Reflects the combination of previously reported ATM, Frame relay and Passport switches. The decrease in the number of such switches from March 31, 2002 to June 30, 2002 resulted primarily from the removal of 36 Passport switching facilities from our network during the second quarter of 2002.
(3) Formerly referred to as Unisphere SMX-2100 switches. Excludes Nortel DMS500 voice switches reported under "Voice switches."

     We generally provide our services to the following two types of customers:
(1) ultimate end-users that purchase our services on a retail basis; and (2) other communications companies that purchase our services on a wholesale basis in connection with their provision of services to their customers. The following tables present information about our revenues generated by our retail customers and wholesale customers and about telephone access lines installed for and sold to each type of customer. The following tables do not present results of our retail services and broadband transport services segments, which are discussed below under "-Results of Operations." The dollar amounts are shown in thousands.

                                                      Three Months Ended June 30,             Six Months Ended June 30,
                                                      ---------------------------             -------------------------
                                                        2002               2001                2002               2001
                                                        ----               ----                ----               ----
Retail customer revenues: (1)
   Local (3) ...................................      $ 26,858           $ 19,465            $ 51,598           $ 38,470
   Long distance (3) ...........................        16,092             16,027              32,355             33,139
   Enhanced data (3) ...........................        14,927             10,304              29,355             19,821
                                                      --------             ------            --------           --------
      Integrated telecom revenue ...............        57,877             45,796             113,308             91,430
   Equipment and other (3) .....................        10,539             15,291              22,613             29,003
                                                      --------             ------            --------           --------
      Total retail revenues ....................      $ 68,416           $ 61,087            $135,921           $120,433
                                                      ========           ========            ========           ========
Wholesale customer revenues: (1) (2)
   Broadband revenues (4) ......................      $ 21,467           $ 24,741            $ 44,194           $ 47,683
   Local/interconnection revenues (2) (3) ......        10,771             14,107              25,470             27,049
   Long distance and data (3) ..................         3,218              4,490               6,486              9,285
   Other (3) ...................................         1,239              1,609               2,388              2,291
                                                      --------           --------            --------           --------
      Total wholesale revenues .................      $ 36,695           $ 44,947            $ 78,538           $ 86,308
                                                      ========           ========            ========           ========
Retail lines sold (5) ..........................       167,342            125,106             167,342            125,106
Wholesales lines sold (5) ......................        79,695            135,424              79,695            135,424
                                                      --------            -------            --------           --------
   Total lines sold (5) ........................       247,037            260,530             247,037            260,530
Retail lines installed .........................       156,865            113,202             156,865            113,202
Wholesales lines installed .....................        77,395            129,237              77,395            129,237
                                                      --------            -------            --------           --------
   Total lines installed .......................       234,260            242,439             234,260            242,439
Lines installed/sold percentage:
   Retail customers ............................           94%                90%                 94%                90%
   Wholesale customers .........................           97%                95%                 97%                95%

----------------
(1) Excludes $1.5 million of prior-period interconnection agreement settlements in the six months ended June 30, 2001.
(2) Excludes a non-recurring fee of $3.5 million received by the Company in April 2002 for the early termination of a wholesale customer contract.
(3)  Reported in retail services segment revenues.
(4)  Reported in broadband transport services segment revenues.
(5)  Reported net of lines disconnected or cancelled.

     The declines in wholesale customer revenues are attributable to adverse trends affecting our wholesale business and resulted primarily from service disconnections in our local interconnection business and from general pricing pressure due to overcapacity in the broadband services business. Based on known or forecasted disconnections, we expect a further decline in these revenues and in EBITDA, as adjusted, related to our wholesale revenue stream in the third quarter of 2002. We presently expect revenues and EBITDA, as adjusted, from our wholesale customers to stabilize no earlier than the fourth quarter of 2002. As a result of general market conditions, we have decreased the amount of capital we invest in our wholesale business and expect that wholesale services will continue to experience less favorable market conditions and minimal revenue growth, if not a decline in revenues, at least through the end of 2003.

Results of Operations

     The following tables present, for the periods indicated, selected statement of operations data in dollars and as a percentage of operating revenues for our retail services and broadband transport services. The dollar amounts are shown in thousands.


                                                                             Retail Services
                                                  Three Months Ended June 30,                  Six Months Ended June 30,
                                                 ----------------------------                  -------------------------
                                              2002       %        2001        %          2002        %        2001        %
                                            --------    ---    ----------    ---       ---------    ---     ---------    ---
Operating revenues ........................ $ 87,144    100     $  81,293    100       $ 173,765    100     $ 160,557    100
Cost of services ..........................   48,138     55        43,300     53          96,627     56        83,904     52
                                            --------            ---------              ---------            ---------
Gross margin ..............................   39,006     45        37,993     47          77,138     44        76,653     48
                                            --------            ---------              ---------            ---------
Selling, operations and administration ....   31,263     36        38,773     48          64,826     37        77,375     48
Depreciation and amortization .............   17,804     20        17,310     21          35,928     21                   21
                                                                                                               33,802
Special charges ...........................    2,065      2            --     --           2,065      1            --     --
                                            --------            ---------              ---------            ---------
Total operating expenses ..................   51,132     59        56,083     69         102,819     59       111,177     69
                                            --------            ---------              ---------            ---------
Operating loss ............................ $(12,126)   (14)    $ (18,090)   (22)      $ (25,681)   (15)    $ (34,524)   (21)
                                            --------            ---------              ---------            ---------
EBITDA, as adjusted ....................... $  5,678      7     $    (780)    (1)      $  10,247      6     $    (722)    --
                                            ========            =========              =========            =========

                                                                  Broadband Transport Services
                                              Three Months Ended June 30,                   Six Months Ended June 30,
                                             ----------------------------                  -------------------------
                                              2002       %         2001       %          2002        %         2001       %
                                            --------    ---     ---------    ---       ---------    ---     ---------    ---
Operating revenues ........................ $ 21,467    100     $  24,741    100       $  44,194    100     $  47,684    100
Cost of services ..........................    2,109     10         2,796     11           4,610     10         5,630     12
                                            --------            ---------              ---------            ---------
Gross margin ..............................   19,358     90        21,945     89          39,584     90        42,054     88
                                            --------            ---------              ---------            ---------
Selling, operations and administration ....    8,820     41         8,749     36          17,512     40        16,857     35
Depreciation and amortization .............   13,207     62        12,186     49          27,046     61        23,674     50
                                            --------            ---------              ---------            ---------
Total operating expenses ..................   22,027    103        20,935     85          44,558    101        40,531     85
                                            --------            ---------              ---------            ---------
Operating (loss) income ................... $ (2,669)   (13)        1,010      4       $  (4,974)   (11)        1,523      3
                                            --------            ---------              ---------            ---------
EBITDA, as adjusted ....................... $ 10,538     49     $  13,196     53       $  22,072     50     $  25,197     53
                                            ========            =========              =========            =========


Three Months and Six Months Ended June 30, 2002 Compared to Three Months and Six Months Ended June 30, 2001

     Operating Revenues. Total operating revenues increased $2.6 million, or 2.4%, from $106.0 million for the three months ended June 30, 2001 to $108.6 million for the three months ended June 30, 2002. Total operating revenues for the six months ended June 30, 2002 increased $9.7 million, or 4.7%, to $218.0 million from total operating revenues of $208.2 million for the six months ended June 30, 2002.

     Operating revenues from our retail services increased $5.9 million, or 7.2%, from $81.3 million for the 2001 fiscal quarter to $87.1 million for the 2002 fiscal quarter. Operating revenues from our retail services for the 2002 fiscal six-month period increased $13.2 million, or 8.2%, to $173.8 million from $160.6 million for the 2001 fiscal six-month period. Our retail services operating revenues for the 2002 fiscal quarter and 2002 fiscal six-month period included a one-time net benefit of $3.5 million received by us in April 2002 for the early termination of a local interconnection customer contract. Our retail services operating revenues for the 2001 fiscal six-month period included a one-time net benefit of $1.5 million related to an interconnection agreement settlement. Excluding these one-time benefits, our retail services revenues increased $3.8 million, or 4.8%, for the 2002 fiscal quarter and $11.2 million, or 7.0%, for the 2002 fiscal six-month period. The increases in our retail services operating revenues were primarily attributable to:

         o an increase in revenues generated by our local telephone services of $5.8 million for the 2002 fiscal quarter and $11.1 million for the 2002 fiscal six-month period, which was due to increases of 42% for the 2002 fiscal quarter and 44% for the 2002 fiscal six-month period in the average number of installed lines for the same periods;

         o a net increase in revenues generated by our enhanced data and Internet access services of $2.5 million for the 2002 fiscal quarter and $5.6 million for the 2002 fiscal six-month period, which resulted primarily from increases of 21% for the 2002 fiscal quarter and 24% for the 2002 six-month period in our revenues from private lines services and from increases of 88% for the 2002 fiscal quarter and 112% for the 2002 six-month period in our revenues from Internet access services for the same periods; and

         o a decrease in revenues generated by our provision of local dial-up service to Internet service providers of $3.4 million for the 2002 fiscal quarter and $4.8 million for the 2002 fiscal six-month period, which resulted primarily from decreases of 27% for the 2002 fiscal quarter and 23% for the 2002 six-month period in the average number of installed lines for the same periods, excluding $3.5 million received by us in April 2002 for the early termination of a wholesale customer contract.

     Although the average rate per minute of use we receive for our long distance service in the 2002 fiscal quarter and the 2002 fiscal six-month period decreased from the corresponding periods in 2001, our revenues from this service remained relatively flat, as we experienced a continued increase in the number of minutes used. We expect that this service will continue to experience growth in minutes used, but the effect of this growth may be offset in whole or in part by any rate reductions we may implement as a result of competitive requirements.

     As previously reported, our local interconnection revenues were negatively affected by the cancellation of approximately 26,300 access lines by a large Internet service provider customer. We expect this cancellation and overall instability in the local interconnection market to have a continuing negative effect on our local interconnection revenues for at least the remainder of 2002 as we seek new customers.

     We expect that revenues from our local, data and Internet services will continue to grow during the remainder of 2002. We do not expect significant growth, if any, from our sales of nonrecurring equipment and services during the remainder of 2002 based on current economic conditions.

     Operating revenues from our broadband transport services decreased $3.3 million, or 13.2%, from $24.7 million for the 2001 fiscal quarter to $21.5 million for the 2002 fiscal quarter. Operating revenues from these services for the 2002 fiscal six-month period decreased $3.5 million, or 7.3%, to $44.2 million from $47.7 million for the 2001 fiscal six-month period. The decreases in these revenues were primarily attributable to a 37% decrease in the rate we charge for our transmission services for both the 2002 fiscal quarter and the 2002 fiscal six-month period, which resulted because of pricing pressures due to industry overcapacity, and the cancellation of services by some customers.

     Based on known or forecasted disconnections, we expect a further decline in our broadband transport services revenues in the third quarter of 2002. We presently expect revenues from these services to stabilize no earlier than the fourth quarter of 2002. As a result of general market conditions, we expect that our broadband transport services will continue to experience less favorable market conditions and minimal revenue growth, if not a decline in revenues, at least through the end of 2003.

     Cost of Services. Total cost of services increased $4.2 million, from $46.1 million, or 43.5% of total operating revenues, for the 2001 fiscal quarter to $50.2 million, or 46.3% of total operating revenues, for the 2002 fiscal quarter. Total cost of services of $101.2 million, or 46.4% of total operating revenues, for the 2002 fiscal six-month period represented an increase of $11.7 million over total cost of services of $89.5 million, or 43.0% of total operating revenues, for the 2001 fiscal six-month period.

     Cost of services for our retail services increased $4.8 million from $43.3 million for the 2001 fiscal quarter to $48.1 million for the 2002 fiscal quarter. Cost of services of $96.6 million for retail services for the 2002 fiscal six-month period represented an increase of $12.7 million over cost of services of $83.9 million for the 2001 fiscal six-month period. Cost of services as a percentage of operating revenues from retail services increased to 55% for the 2002 fiscal quarter from 53% for the 2001 fiscal quarter and to 56% for the 2002 fiscal six-month period from 52% for the 2001 fiscal six-month period. These increases were primarily attributable to the following factors:

         o an increase of $4.7 million, or 30.7%, for the 2002 fiscal quarter and $11.7 million, or 41%, for the 2002 fiscal six-month period in our facilities-based costs incurred to support our local service offering, which resulted from an increase in the average number of installed lines; and

         o an increase of $2.1 million, or 26.2%, for the 2002 fiscal quarter and $2.0 million, or 11.0%, for the 2002 fiscal six-month period in our switched access costs, which resulted from an increase in the number of minutes used.

    Cost of services for our broadband transport services decreased $687,000 from $2.8 million for the 2001 fiscal quarter to $2.1 million for the 2002 fiscal quarter. Cost of services of $4.6 million for these services during the 2002 fiscal six-month period decreased $1.0 million from cost of services of $5.6 million for the 2001 fiscal six-month period. Cost of services as a percentage of operating revenues from broadband transport services decreased to 10% for the 2002 fiscal quarter from 11% for the 2001 fiscal quarter and to 10% for the 2002 fiscal six-month period from 12% for the 2001 fiscal six-month period. These decreases were primarily attributable to a decrease in the rates we were charged for such services and the reduction in our use of networks of other providers.

     Selling, Operations and Administration Expense. Total selling, operations and administration expense decreased $7.4 million from $47.5 million, or 45% of total operating revenues, for the 2001 fiscal quarter to $40.1 million, or 37% of total operating revenues, for the 2002 fiscal quarter. Total selling, operations and administration expense decreased $11.9 million from $94.2 million, or 45% of total operating revenues, for the 2001 fiscal six-month period to $82.3 million, or 38% of total operating revenues, for the 2002 fiscal six-month period.

     Selling, operations and administration expense attributable to our retail services decreased $7.5 million from $38.8 million, or 48% of retail services operating revenues, for the 2001 fiscal quarter to $31.3 million, or 36% of retail services operating revenues, for the 2002 fiscal quarter. Selling, operations and administration expense attributable to retail services during the 2002 fiscal six-month period decreased $12.5 million to $64.8 million, or 37% of retail services operating revenues, from $77.4 million, or 48% of retail services operating revenues, for the 2001 fiscal six-month period. These decreases were primarily attributable to a decrease in personnel and occupancy expenses resulting from a reduction in the number of employees and the closing of some facilities as part of our restructuring efforts implemented in September 2001 and April 2002. We expect that our selling, operations and administration expenses will continue to improve as the effects of our restructurings are realized.

     Selling, operations and administration expense attributable to our broadband transport services increased $71,000 from $8.7 million, or 36% of broadband transport services operating revenues, for the 2001 fiscal quarter to $8.8 million, or 41% of broadband transport services operating revenues, for the 2002 fiscal quarter. Selling, operations and administration expense attributable to broadband transport services during the 2002 fiscal six-month period increased $655,000 to $17.5 million, or 40% of broadband transport services operating revenues, from $16.9 million, or 35% of broadband transport services operating revenues, for the 2001 fiscal six-month period. These increases resulted primarily from increases in taxes and licenses expense and information system expenses.

     Special charges. We incurred total special charges of $2.1 million during the 2002 fiscal quarter and the 2002 fiscal six-month period. These charges were primarily attributable to employee termination benefits and contract termination fees related to our retail services.

     Depreciation and Amortization. Total depreciation and amortization expense increased $1.5 million from $29.5 million for the 2001 fiscal quarter to $31.0 million for the 2002 fiscal quarter. Total depreciation and amortization expense of $63.0 million for the 2002 fiscal six-month period represented an increase of $5.5million over total depreciation and amortization expense of $57.5 million for the 2001 fiscal six-month period. Our retail services accounted for $494,000 of the increase in the 2002 fiscal quarter and $2.1 million of the increase in the 2002 fiscal six-month period. These increases were primarily related to depreciation of telecommunications equipment added to our network during 2001 and the 2002 fiscal six-month period. Our broadband transport services operations accounted for $1.0 million of the increase in the 2002 fiscal quarter and $3.4 million of the increase in the 2002 fiscal six-month period. The increases associated with these operations were primarily attributable to depreciation of network fiber and optical telecommunications equipment installed during 2001 and to depreciation of telecommunications equipment installed in the 2002 fiscal six-month period.

     Interest Expense. Total interest expense increased $194,000, from $14.3 million for the 2001 fiscal quarter to $14.5 million for the 2002 fiscal quarter. Total interest expense of $29.5 million for the 2002 fiscal six-month period represented an increase of $297,000 over total interest expense of $29.2 million for the 2001 fiscal six-month period.

     Interest Income. Total interest income from the temporary investment of available cash balances decreased from $526,000 for the 2001 fiscal quarter to $104,000 for the 2002 fiscal quarter and from $1.8 million for the 2001 six-month period to $227,000 for the 2002 six-month period.

     EBITDA, as adjusted. Total EBITDA, as adjusted, increased $3.8 million from $12.4 million for the 2001 fiscal quarter to $16.2 million for the 2002 fiscal quarter. Total EBITDA, as adjusted, of $32.3 million for the 2002 fiscal six-month period represented an increase of $7.8 million from EBITDA, as adjusted, of $24.5 million for the 2001 fiscal six-month period. EBITDA, as adjusted, net of (1) a non-recurring fee of $3.5 million received by us in April 2002 for the early termination of a local interconnection contract, (2) $2.1 million in special charges related primarily to employee termination benefits for the Company's retail services business and (3) prior-period amounts for interconnection agreement settlements of $1.5 million in the 2001 fiscal six-month period, increased $2.4 million for the 2002 fiscal quarter and $7.9 million for the 2002 fiscal six-month period over the corresponding periods in 2001.

      EBITDA, as adjusted, attributable to our retail services for the 2002 fiscal quarter was $5.7 million, which represented an increase of $6.5 million from EBITDA, as adjusted, of $(780,000) for the 2001 fiscal quarter. EBITDA, as adjusted, attributable to these services for the 2002 fiscal six-month period was $10.2 million compared to EBITDA, as adjusted, of $(722,000) for the 2001 fiscal six-month period. EBITDA, as adjusted, net of (1) a non-recurring fee of $3.5 million received by us in April 2002 for the early termination of a local interconnection contract, (2) $2.1 million in special charges related primarily to employee termination benefits for the Company's retail services business and
(3) prior-period amounts for interconnection agreement settlements of $1.5 million in the 2001 fiscal six-month period, increased $5.0 million for the 2002 fiscal quarter and $11.0 million for the 2002 fiscal six-month period over the corresponding periods in 2001. These increases in EBITDA, as adjusted, for our retail services were primarily attributable to the following factors:

     o an increase of $8.3 million for the 2002 fiscal quarter and $16.7 million for the 2002 fiscal six-month period resulting from increased revenues generated by our local, data and Internet services, the effect of which was partially offset by a decrease in our local dial-up services we provide to Internet service providers; and

     o an increase of $7.5 million for the 2002 fiscal quarter and $12.5 million for the 2002 fiscal six-month period resulting primarily from a decrease in personnel and occupancy costs realized from our restructuring efforts.

The effect of the foregoing increases was partially offset by a decrease of $4.2 million for the 2002 fiscal quarter and $11.7 million for the 2002 fiscal six-month period resulting form an increase in our cost of services.

     EBITDA, as adjusted, attributable to our broadband transport services decreased $2.7 million from $13.2 million for the 2001 fiscal quarter to $10.5 million for the 2002 fiscal quarter. EBITDA, as adjusted, of $22.1 million attributable to these services for the 2002 fiscal six-month period represented a decrease of $3.1 million from EBITDA, as adjusted, from $25.2 million for the 2001 fiscal six-month period. These decreases in EBITDA, as adjusted, for our broadband transport services were primarily attributable to a decline in the revenues generated by this business, which resulted from a reduction in rates charged to our customers due to industry overcapacity.

Liquidity and Capital Resources

     As of July 31, 2002, we had $25.1 million of cash and cash equivalents. Based on such cash availability and our ability to continue to generate positive cash flows from operations, we do not expect we will require or obtain debtor-in-possession financing during the bankruptcy proceedings. We believe that our existing cash resources are sufficient to fund our business operations and currently anticipated capital expenditures at least until 2003.

     We are seeking to reorganize under Chapter 11 of the Bankruptcy Code because we believe our existing sources of liquidity are insufficient to support the growth of our business and to satisfy all of our debt service requirements. Our proposed plan of reorganization, which is summarized above under "-Overview," would result in the elimination of $515 million principal amount of our indebtedness through the cancellation of all of our outstanding senior notes and convertible subordinated notes and the issuance of common stock in our reorganized company to the former holders of the notes. We expect that the decrease in our fixed interest costs resulting from the reduction in our total indebtedness from approximately $722.6 million at June 30, 2002 to approximately $207.7 million would enable us to maintain positive cash flow from operations beginning immediately after completion of our restructuring and continuing through the current period of uncertainty affecting the telecommunications industry and competitive telecommunications companies. Our liquidity position would be further strengthened by our receipt of $30 million of gross proceeds from the sale of a new issue of convertible redeemable preferred stock and common stock purchase warrants as part of our reorganization. Our proposed plan of reorganization must be approved by the holders of certain claims and interests in ITC/\DeltaCom and confirmed by the Bankruptcy Court, and is subject to possible modification during this process.

     As previously reported, to conserve liquidity for our business while we pursued restructuring negotiations during the second quarter of 2002, we did not pay the scheduled May 15, 2002 interest payments due on our 9 3/4% senior notes due 2008 and on our 4 1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment due on our 11% senior notes due 2007. The scheduled May 15, 2002 payments totaled approximately $6.1 million on our 9 3/4% senior notes and approximately $2.3 million on our 4 1/2% convertible subordinated notes. The scheduled June 1, 2002 payment totaled approximately $7.2 million.

     We do not have agreements from the creditors under our $160 million senior secured credit facility and $40 million capital lease facility to forbear from exercising their rights to declare a default or pursue remedies under those facilities based solely on our failure to pay interest on the senior notes and convertible subordinated notes and our subsequent filing of a voluntary petition under Chapter 11 of the Bankruptcy Code. Although we continue discussions with our senior secured creditors in an effort to negotiate an agreement to forbear from exercising their rights to declare default, our senior secured creditors have the right to enforce their claims against us to the extent provided by the applicable agreements and applicable law. Our senior credit obligations are secured by liens on substantially all of our assets. We are engaged in discussions with lenders under our senior credit facility concerning possible amendments to the facility that would, among other changes, accelerate the schedule for repayment of principal, increase the interest rates applicable to outstanding borrowings, add financial maintenance covenants, and modify existing affirmative and negative covenants. If we and our senior lenders are unable to reach agreement on amendments to the credit facility, or if our senior creditors seek to exercise their remedies under their agreements and applicable law, our operating subsidiaries, Interstate FiberNet, Inc. and ITC/\DeltaCom Communications, Inc., who are parties to the senior credit and capital lease facilities, may be compelled to file for protection under the Bankruptcy Code.

     As a result of our failure to pay interest on the senior notes and convertible subordinated notes on May 15 and June 1, 2002 and our filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on June 25, 2002, we are in default under our senior credit and capital lease facilities. For so long as we remain in default, interest under the facility is payable at a default rate of 2% in excess of an annual rate of 1.875% plus a base rate, which was 4.75% at June 30, 2002. In connection with these defaults, we have reclassified $154.8 million of our senior credit facility and $31.0 million of our $40 million capital lease facility as current liabilities.

     We depend on BellSouth for the provision of wholesale telecommunications services under its interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. By letter dated March 8, 2002, BellSouth had requested that we provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to us. We are contesting both the requirement for, and the amount of, the requested deposit. If we are unsuccessful in either eliminating or substantially reducing the amount of the requested security deposit, our cash reserves may be insufficient to fund the deposit, which could have a material adverse affect on our ability to provide services to our customers. For more information about this proceeding, see note 7 to the condensed consolidated financial statements appearing elsewhere in this report.

     Some of our customers, especially governmental entities, and some governmental entities from which we have acquired a franchise or rights-of-way agreement, require us to obtain surety bonds as a condition to our provision of service to them or other entities within their control. In February 2002, because of our financial condition, our surety cancelled all outstanding surety bonds that contained cancellation clauses. The surety also refuses to underwrite any new surety bonds unless we provide 100% collateral for such bonds. Our inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on our ability to provide service to some customers, especially government entities and other entities that generally require surety bonds. To maintain our existing surety obligations would require approximately $1.6 million of available funds and, depending on the perception of our financial condition, could increase the demand on us for additional surety bonds and therefore further restrict our available funds. For more information about our surety obligations, see note 7 to the consolidated financial statements appearing elsewhere in this report.

     During the 2002 fiscal six-month period, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. In large part to address our liquidity constraints, we reduced our planned capital expenditures and implemented other cost-cutting measures.

     Cash provided by (used for) operating activities was $2.8 million in the 2002 fiscal six-month period and $(14.0) million in the 2001 fiscal six-month period. Changes in working capital were $1.8 million in the 2002 fiscal six-month period and $(11.9) million in the 2001 fiscal six-month period.

     o The change in the 2002 fiscal six-month period was primarily attributable to a decrease in accounts receivable and inventory and an increase in accrued interest, the effects of which were partially offset by an increase in prepaid expenses and a decrease in accounts payable, unearned revenue and accrued compensation and other accrued liabilities.

     o The change in the 2001 fiscal six-month period was primarily attributable to an increase in accounts receivable and inventory and a decrease in unearned revenue, the effects of which were partially offset by a decrease in prepaid expenses and an increase in accounts payable, accrued interest and accrued compensation and other accrued liabilities.

     Cash used for investing activities was $21.9 million in the 2002 fiscal six-month period and $90.3 million in the 2001 fiscal six-month period. The cash used in these periods was primarily applied to fund capital expenditures.

     We made capital expenditures of $21.9 million in the 2002 fiscal six-month period and $97.5 million in the 2001 fiscal six-month period.

     o Of the $21.9 million of capital expenditures in the 2002 fiscal six-month period, $18.9 million related to our retail services segment and $3.0 million related to our broadband transport services segment.

     o Of the $97.5 million of capital expenditures in the 2001 fiscal six-month period, $42.4 million related to our retail services segment and $55.1 million related to our broadband transport services segment.

     Cash (used for) provided by financing activities was $(1.2) million in the 2002 fiscal six-month period and $26.9 in the 2001 fiscal six-month period.

     o Net cash used for financing activities in the 2002 fiscal six-month period consisted primarily of repayments of long-term debt and capital lease obligations.

     o Net cash provided by financing activities in the 2001 fiscal six-month period consisted primarily of proceeds of $26.8 million, net of issuance costs, from the issuance of our Series B-1 preferred stock and proceeds of $1.1 million from the exercise of options to purchase common stock.

     We have various contractual obligations and commercial commitments. The following table sets forth, in thousands, the annual payments, exclusive of interest payments, we are required to make under contractual cash obligations and other commercial commitments at June 30, 2002 (in thousands):

                             Payments Due by Period
                             ----------------------
                                                    Total          2002        2003-2004       2005-2006     After 2006
                                                    -----          ----        ---------       ---------     ----------
Long-term debt - Notes .....................       $515,000      $     --         $    --      $ 100,000      $ 415,000
Long-term debt - Credit facility ...........        156,400           800           3,200         40,200        112,200
Capital lease obligations ..................         51,329         4,667          23,125         15,535          8,002
Operating leases ...........................         65,846         6,125          24,098         15,729         19,894
Unconditional purchase obligations .........          2,991         2,991              --             --             --
                                                    --------     ---------         ------       --------      ---------

   Subtotal ................................        791,566        14,583          50,423        171,464        555,096
Liabilities subject to compromise ..........       (515,000)           --              --      (100,000)       (415,000)
                                                   --------      --------         -------      ---------      ---------
   Totals ..................................       $276,566      $ 14,583         $50,423      $  71,464       $140,096
                                                   ========      ========         =======      =========       ========

     We expect that, as a result of our Chapter 11 filing, no post-petition interest will be due on our senior notes or convertible subordinated notes and that the notes and pre-petition interest on the notes will be an allowed claim under the Bankruptcy Code. Under our proposed plan of reorganization, as described above, all of these notes would be cancelled and the holders of the notes would receive common stock of our reorganized company. Interest payments that will become due and payable on our senior credit facility and capital lease obligations during the remainder of 2002 total $7.4 million. As described elsewhere in this report, we are engaged in discussions with lenders under our senior credit facility concerning possible amendments to the facility that would, among other changes, accelerate the schedule for repayment of principal and increase the interest rates applicable to outstanding borrowings.

     We currently are in discussions with NTFC Capital Corporation concerning possible amendments to our $40 million capital lease facility that would, among other changes, permit us to defer approximately $9.9 million of principal payments due in 2003 until 2006. If this amendment is approved, we expect that we would pay an additional $2.6 million in interest over the term of the facility.

     We have obtained a portion of our rights-of-way under an agreement that provides for significant annual fixed payments by us through 2020. If our proposed plan of reorganization is completed during 2002 and the consummation of the proposed plan were deemed to constitute a change in control, as defined in the agreement, these annual payments would terminate and we would be obligated to make a one-time payment totaling approximately $19.7 million.

     At June 30, 2002, we had entered into agreements with vendors to purchase approximately $3.0 million of property, plant and equipment and services in 2002 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. In the 2002 fiscal six-month period, we made net capital expenditures of approximately $21.9 million. We currently estimate that our aggregate capital requirements for 2002 will total approximately $35.0 million to $45.0 million, including the $3.0 million in commitments as of June 30, 2002.

     In November 2000, we entered a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if we purchase at least $250 million of equipment and services from Nortel Networks between November 1, 1999 and December 31, 2002. If we purchase less than $250 million of equipment and services, the agreement provides that we will be required to pay to Nortel a commitment violation fee. Based on our actual and forecasted purchases under the agreement, we currently estimate that we may be required to pay a commitment violation fee of approximately $3.5 million to $3.8 million in the first quarter of 2003. In addition, Nortel Networks has deployed approximately $7.0 million of equipment under terms providing that payment is due when we place the deployed equipment into service. Based on our current schedule for placing this equipment into service, we expect that these terms will require us to pay $2.8 million in the third quarter of 2002 and $4.2 million in the fourth quarter of 2002 or the first quarter 2003, depending on our need for capacity. Under other terms of this agreement, we are required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003. Although we expect that all of the estimated payment obligations under the agreement that are described above will be subject to modification as a result of a specified contract renewal process beginning in the fourth quarter of 2002, we are unable to predict the outcome of those negotiations. The estimated payment obligations under this agreement are in addition to the outstanding commitments of $3.0 million as of June 30, 2002 described above.

     Our capital expenditures in the third and fourth quarter of 2002 will be primarily for the continued addition of telecommunications equipment in connection with our local and data telecommunications services, and for infrastructure enhancements, principally for information systems. The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological, economic and competitive developments, including market developments and new opportunities, or in the event we decide to make acquisitions or enter into joint ventures or strategic alliances, in our industry. To conserve cash while we seek to complete our proposed restructuring, we plan to further restrict our capital expenditures. Such a reduction could have a material negative effect on our expected revenue growth.

Effects of New Accounting Standards

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill cease on January 1, 2002 and that goodwill be assessed for impairment at least annually by applying a fair value-based test. Under SFAS No.142, if the fair value of the goodwill is less than the amount of goodwill recorded in the financial statements, then the goodwill is to be reduced in the financial statements to the fair value. SFAS No. 142 also requires that intangible assets be separately recognized in the financial statements if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Upon our adoption of SFAS No. 142 on January 1, 2002, we ceased amortization of goodwill. Goodwill amortization was $1.5 million in the 2001 fiscal quarter and $3.1 million in the 2001 fiscal six-month period. We completed a transitional test as of January 1, 2002 during the 2002 fiscal six-month period and determined that goodwill has not been impaired. Pursuant to our adoption of SFAS No. 142, we will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

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

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No.144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. We adopted SFAS No. 144 on January 1, 2002, with no material effect on our consolidated financial statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, an amendment of FASB Statement no. 13, and Technical Corrections," was issued in April 2002. This statement, among other things, significantly limits the instances where the extinguishment of debt can be treated as an extraordinary item in the statement of operations. This statement also requires reclassification of all prior period extraordinary items related to the extinguishment of debt. We will implement this statement, as required by SOP 90-7, as part of our fresh start reporting upon completion of our bankruptcy proceedings.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 or our emergence from the bankruptcy proceedings, whichever occurs earlier.

Certifications Under Section 906 of Sarbanes-Oxley Act of 2002

     Section 906 of the Sarbanes-Oxley Act of 2002, which was enacted into law on July 30, 2002, requires our chief executive officer and chief financial officer to certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, our financial condition and results of operations. We believe that, in order to make these certifications, our independent accountant must conduct a review of the condensed consolidated financial statements appearing elsewhere in this report under Statement of Auditing Standards No. 71, as required by SEC rules.

     As previously reported in a Current Report on Form 8-K we filed on August 9, 2002, our relationship with our former independent accountant, Arthur Andersen LLP, has effectively been terminated as a result of the publicly announced wind-down of Arthur Andersen's business. Accordingly, Arthur Andersen has not undertaken the required SAS 71 review of the condensed consolidated financial statements appearing elsewhere in this report. We are in the process of completing a lengthy selection process and expect to engage an independent accountant to succeed Arthur Andersen by the end of August 2002. Once we engage a new independent accountant, we will have the new independent accountant promptly undertake the SAS 71 review. Thereafter, we expect to file an amendment to this report pursuant to which our chief executive officer and chief financial officer will make the certifications required under Section 906 of the Sarbanes-Oxley Act.

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

      Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $156.4 million of borrowings outstanding under our senior credit facility as of June 30, 2002. As described above, as a result of our failure to pay interest on our senior notes and convertible subordinated notes on May 15 and June 1, 2002 and our filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on June 25, 2002, we are in default under our senior credit facility. For so long as we remain in default, interest under the facility is payable at a default rate of 2% in excess of an annual rate of 1.875% plus a base rate, which was 4.75% at June 30, 2002. The interest rates that we are able to obtain on our debt financing depend on then-current market conditions. We are also exposed to fair value risk related to our fixed-rate, long-term debt. As a result of our filing under Chapter 11, the fair value of our fixed-rate long-term debt has significantly decreased.

     At June 30, 2002, $156.4 million of our long-term debt consisted of variable-rate instruments that accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $156.4 million of variable-rate debt at June 30, 2002 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

Chapter 11 Proceedings

         As reported in a Current Report on Form 8-K we filed on June 26, 2002, in June 2002, ITC/\DeltaCom and members of an unofficial committee of holders of our senior notes and subordinated convertible notes reached an agreement in principle to implement a reorganization of ITC/\DeltaCom. The proposed plan of reorganization will result in the elimination of approximately $515 million in principal amount of ITC/\DeltaCom's senior and convertible subordinated notes. In order to complete the reorganization as expeditiously as possible, ITC/\DeltaCom, Inc. filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the District of Delaware on June 25, 2002.

         On July 26, 2002, ITC/\DeltaCom filed with the Bankruptcy Court a proposed Plan of Reorganization Under Chapter 11 of the Bankruptcy Code and a proposed Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code. We believe that the proposed plan and proposed disclosure statement reflect the terms of the plan of reorganization supported by members of the unofficial committee of noteholders. A hearing by the Bankruptcy Court to approve the proposed disclosure statement is currently scheduled to be held on August 22, 2002.

         Copies of the proposed plan and proposed disclosure statement are filed as Exhibits 99.1 and 99.2, respectively, to this Quarterly Report on Form 10-Q.

         The proposed plan and proposed disclosure statement are preliminary in form and the information in these documents is not complete and may be changed. Neither the proposed plan nor the proposed disclosure statement has been approved by the Bankruptcy Court for use in the solicitation of acceptances of the proposed plan or for any other reason. This Quarterly Report on Form 10-Q, including the exhibits hereto, is not, and should not be deemed to be, soliciting acceptances of the proposed plan.

Proceedings Affecting Rights-of-Way

         In April and May 2002, 190 lawsuits were filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, us and WorldCom, Inc. d/b/a MCI Group. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that WorldCom and/or we have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claim trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seek $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by WorldCom and us of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs' costs to prosecute the action. Mississippi Power Company, WorldCom and we have denied all of the plaintiffs' allegations. These actions are substantially similar to the other, previously reported actions that we are defending in state and federal courts in Mississippi. Of the 190 lawsuits, we believe only approximately 11 involve parcels of land across which the optical fiber of Mississippi Power Company run are used by us in the provision of telecommunications services. On August 5, 2002, Mississippi Power Company removed all actions involving WorldCom's use of Mississippi Power Company's rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending.

         On April 19, 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi against Mississippi Power Company, Southern Company Services and us. The plaintiff seeks to permanently enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff's property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and

Mississippi Power Company and Southern regarding the use of the fiber optic cable on the right-of-way across the plaintiff's property, proof that the use of the right-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the right-of-way, punitive damages of $1 million, and costs and expenses. Mississippi Power Company, Southern Company and we have denied all of the plaintiff's allegations.

     On July 8, 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and us in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment and accounting, fraudulent concealment, fraud, fraudulent misrepresentation and fraudulent concealment, and rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The landowners are seeking unspecified monetary damages and certain equitable relief. Mississippi Power Company, Southern Company and we deny all the allegations.

     On August 8, 2002, we were served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege Mississippi Power Company and we have violated the plaintiffs' rights with regard to the use of Mississippi Power Company's easement across the plaintiffs' property. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortuous breach of contract, fraudulent concealment, fraudulent misrepresentation, conspiracy, accounting and seeks an unspecified amount of damages. We deny all such allegations.

BellSouth Deposit Contingency

     We depend on BellSouth for the provision of wholesale telecommunications services under our interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. As previously reported, BellSouth has requested by letter dated March 8, 2002 that we provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to us. On March 28, 2002, we filed a petition for declaratory judgment in Georgia state court seeking a ruling from the court that, based upon the terms of our interconnection agreements with BellSouth, BellSouth may not require us to place a $10 million deposit with BellSouth as security for future payment for services to be rendered to us by BellSouth. BellSouth has responded to our petition by seeking to have the matter heard before the Georgia Public Service Commission, rather than in Georgia state court. BellSouth has filed a petition with the Georgia Public Service Commission seeking a determination that we should be required to place a $17 million security deposit with BellSouth. We are contesting both the requirement for, and the amount of, the requested deposit. BellSouth also has requested the Federal Communications Commission to approve new deposit language in its access tariff relating to us and other carriers. The FCC has suspended BellSouth's new tariff and is investigating BellSouth's proposed deposit language. If the FCC were to adopt BellSouth's proposed deposit language and if BellSouth were authorized to require a substantial deposit, our cash reserves may be insufficient to fund the deposit, which could have a material adverse affect on our ability to provide services to our customers.

Item 3.  Defaults Upon Senior Securities

     (a) As previously reported, to conserve liquidity for our business while we pursued restructuring negotiations during the second quarter of 2002, we did not pay the scheduled May 15, 2002 interest payments due on our 9 3/4% senior notes due 2008 and on our 4 1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment due on our 11% senior notes due 2007. The scheduled May 15, 2002 payments totaled approximately $6.1 million on our 9 3/4% senior notes and approximately $2.3 million on our 4 1/2% convertible subordinated notes. The scheduled June 1, 2002 payment totaled approximately $7.2 million. The indentures under which we issued our senior notes and convertible subordinated notes provide that an event of default will occur if we do not pay interest on any note within 30 days after the date on which the interest first became due and payable. Accordingly, we are in default under each of the foregoing note issues. As of August 14, 2002, the total amount of due but unpaid interest on these note issues was $15.5 million.

     (b) We did not make the scheduled July 15, 2002 dividend payments on the outstanding shares of our Series B-1 preferred stock or Series B-2 preferred stock. Under the Bankruptcy Code, dividends on the Series B preferred stock do not accrue during our bankruptcy proceedings. The amount of dividends which would otherwise have been payable on July 15, 2002 on the Series B-1 preferred stock and the Series B-2 preferred stock was approximately $638,500 and $831,900, respectively.

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 ITC/\DeltaCom files herewith the following exhibits:

                 10.1 Form of Agreement Concerning Voting (including ITC/\DeltaCom, Inc. Term Sheet and form of Executive Employment and Retention Agreement) among the Company and certain holders of ITC/\DeltaCom's senior notes and convertible subordinated notes. Filed as Exhibit
                          10.1 to Current Report on Form 8-K filed on June 26, 2002 and incorporated herein by reference.

                 10.2 Subscription Agreement, dated as of June 25, 2002, among ITC/\DeltaCom, Campbell B. Lanier, III and ITC Holding Company, Inc. Filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 26, 2002 and incorporated herein by reference.

                 10.3 Subscription Agreement, dated as of June 25, 2002, between ITC/\DeltaCom and SCANA Corporation. Filed as
                          Exhibit 10.2 to Current Report on Form 8-K filed on June 26, 2002 and incorporated herein by reference.

                 99.1 Proposed ITC/\DeltaCom, Inc. Plan of Reorganization under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on July 26, 2002. Filed herewith.

                 99.2 Proposed ITC/\DeltaCom, Inc. Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on July 26, 2002. Filed herewith.

         (b) Reports on Form 8-K.

         The following Current Reports on Form 8-K were filed by ITC/\DeltaCom during the period covered by this report:


                     Filing Date of Report                                        Item Reported
                     ---------------------                                        -------------

                          May 3, 2002                  Item 5 (draw down under Series B preferred stock
                                                       investment agreement)

                          May 15, 2002                 Item 5 (non-payment of scheduled May 15, 2002
                                                       interest payments on certain senior notes and
                                                       convertible subordinated notes)

                          May 17, 2002                 Item 5 (limited forbearance by senior creditors to
                                                       exercise remedies upon default)

                          June 26, 2002                Item 3 (filing by ITC/\DeltaCom, Inc. under Chapter
                                                       11 of the U.S. Bankruptcy Code)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ITC^DeltaCom, Inc.
                                        (Registrant)

     Date: August 14, 2002              By: /s/ Douglas A. Shumate
                                            ------------------------------------
                                            Douglas A. Shumate
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                  Exhibit Index

  Number                  Exhibit Description
  ------                  -------------------

   10.1 Form of Agreement Concerning Voting (including ITC/\DeltaCom, Inc. Term Sheet and form of Executive Employment and Retention Agreement) among the Company and certain holders of ITC/\DeltaCom's senior notes and convertible subordinated notes. Filed as Exhibit
                          10.1 to Current Report on Form 8-K filed on June 26, 2002 and incorporated herein by reference.

   10.2 Subscription Agreement, dated as of June 25, 2002, among ITC/\DeltaCom, Campbell B. Lanier, III and ITC Holding Company, Inc. Filed as Exhibit 10.2 to Current Report on Form 8-K filed on June 26, 2002 and incorporated herein by reference.

   10.3 Subscription Agreement, dated as of June 25, 2002, between ITC/\DeltaCom and SCANA Corporation. Filed as
                          Exhibit 10.2 to Current Report on Form 8-K filed on June 26, 2002 and incorporated herein by reference.

   99.1 Proposed ITC/\DeltaCom, Inc. Plan of Reorganization under Chapter 11 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on July 26, 2002. Filed herewith.

   99.2 Proposed ITC/\DeltaCom, Inc. Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, filed with the United States Bankruptcy Court for the District of Delaware on July 26, 2002. Filed herewith.