Form 10-Q/A
period 2002-06-30
ITC DELTACOM INC
filed 2002-10-24
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                               ITC/\DeltaCom, Inc.

                                      Index
                                      -----

                                                                                                Page No.
                                                                                                --------
Part I.    Financial Information

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     June 30, 2002 (unaudited) and December 31, 2001 .................              3

                     Unaudited Condensed Consolidated Statements of Operations
                     Three and Six Months Ended June 30, 2002 and 2001 ...............              5

                     Unaudited Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2002 and 2001 .........................              6

                     Notes to Unaudited Condensed Consolidated Financial
                     Statements ......................................................              7

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations .............................             22



Part II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K ................................             36

Signatures ...........................................................................             37

                                     Part I

                              Financial Information

Item 1.    Financial Statements

                       ITC^DELTACOM, INC. AND SUBSIDIARIES
                             (Debtor-in-Possession)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                           June 30,           December 31,
                                                                             2002                 2001
                                                                        ----------------      ------------
                                                                          (Unaudited)

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents .......................................      $       20,703         $       41,043
Accounts receivable:
   Customer, net of allowance for uncollectible accounts of
      $5,838 and $5,689 in 2002 and 2001, respectively ..........              59,005                 62,099
   Affiliate ....................................................               5,213                  4,889
Inventory .......................................................               5,478                  6,301
Prepaid expenses ................................................               6,083                  4,193
                                                                       --------------         --------------
         Total current assets ...................................              96,482                118,525
                                                                       --------------         --------------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of
   $358,229 and $295,746 in 2002 and 2001, respectively..........             645,123                691,037
                                                                       --------------         --------------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
   $15,009 and $14,596 in 2002 and 2001, respectively ...........              55,533                 55,946
Other long-term assets ..........................................              11,618                 12,824
                                                                       --------------         --------------
               Total other long-term assets .....................              67,151                 68,770
                                                                       --------------         --------------

         Total assets ...........................................      $      808,756         $      878,332
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
                                                                   ============

     Reorganization items are composed of items of expense that were realized or incurred by ITC/\DeltaCom as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items for the three and six-month periods ended June 30, 2002 consisted of the following (in thousands):

   Professional fees and related expenses                           $     3,217

Professional fees represent legal and financial advisory expenses directly related to the Bankruptcy Proceedings.

3.   Recent Accounting Pronouncements

Goodwill and Other Intangible Assets

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Included in the accompanying consolidated statements of operations is amortization expense related to goodwill of approximately $1.5 million for the three months ended June 30, 2001 and $3.1 million for the six-months ended June 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with SFAS No. 142, the Company has six months after adoption of the statement to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142, the Company has established its reporting units based on its reporting structure in a reasonable and supportable manner. The Company completed the transitional test as of January 1, 2002 and determined that goodwill has not been impaired. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

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

Nortel Contingency

     In November 2000, the Company entered a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if the Company purchases at least $250 million of equipment and services from Nortel Networks between November 1, 1999 and December 31, 2002. If the Company purchases less than $250 million of equipment and services, the agreement provides that the Company will be required to pay to Nortel a portion of the difference between the commitment amount and the amount actually purchased. Based on the Company's actual and forecasted purchases under the agreement, it currently estimates that it may be required to pay Nortel approximately $3.5 million to $3.8 million in the first quarter of 2003. In addition, Nortel Networks has deployed approximately $7.0 million of equipment under terms providing that payment is due when the Company places the deployed equipment into service. Based on its current schedule for placing this equipment into service, the Company expects that these terms will require it to pay $2.8 million in the third quarter of 2002 and $4.2 million in the fourth quarter of 2002 or the first quarter 2003, depending on its need for capacity. Under other terms of this agreement, the Company is required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003. Although the Company expects that all of the estimated payment obligations under the agreement that are described above will be subject to modification as a result of a specified contract renewal process beginning in the fourth quarter of 2002, it is unable to predict the outcome of those negotiations.

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

     In November 2000, we entered a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if we purchase at least $250 million of equipment and services from Nortel Networks between November 1, 1999 and December 31, 2002. If we purchase less than $250 million of equipment and services, the agreement provides that we will be required to pay to Nortel a portion of the difference between the commitment amount and the amount actually purchased. Based on our actual and forecasted purchases under the agreement, we currently estimate that we may be required to pay Nortel approximately $3.5 million to $3.8 million in the first quarter of 2003. In addition, Nortel Networks has deployed approximately $7.0 million of equipment under terms providing that payment is due when we place the deployed equipment into service. Based on our current schedule for placing this equipment into service, we expect that these terms will require us to pay $2.8 million in the third quarter of 2002 and $4.2 million in the fourth quarter of 2002 or the first quarter 2003, depending on our need for capacity. Under other terms of this agreement, we are required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003. Although we expect that all of the estimated payment obligations under the agreement that are described above will be subject to modification as a result of a specified contract renewal process beginning in the fourth quarter of 2002, we are unable to predict the outcome of those negotiations. The estimated payment obligations under this agreement are in addition to the outstanding commitments of $3.0 million as of June 30, 2002 described above.

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

Effects of New Accounting Standards

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill cease on January 1, 2002 and that goodwill be assessed for impairment at least annually by applying a fair value-based test. Under SFAS No.142, if the fair value of the goodwill is less than the amount of goodwill recorded in the financial statements, then the goodwill is to be reduced in the financial statements to the fair value. SFAS No. 142 also requires that intangible assets be separately recognized in the financial statements if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Upon our adoption of SFAS No. 142 on January 1, 2002, we ceased amortization of goodwill. Goodwill amortization was $1.5 million in the 2001 fiscal quarter and $3.1 million in the 2001 fiscal six-month period. We completed a transitional test as of January 1, 2002 and determined that goodwill has not been impaired. Pursuant to our adoption of SFAS No. 142, we will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

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

                 99.3 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.

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

                                        ITC/\DeltaCom, Inc.
                                        (Registrant)

     Date: October 24, 2002             By: /s/ Douglas A. Shumate
                                            ------------------------------------
                                            Douglas A. Shumate
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)


                                 CERTIFICATIONS

I, Larry F. Williams, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ITC/\DeltaCom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 24, 2002                     /s/ Larry F. Williams
                                            ----------------------------------
                                            Larry F. Williams
                                            Chairman and Chief Executive Officer

I, Douglas A. Shumate, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ITC/\DeltaCom, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 24, 2002                     /s/ Douglas A. Shumate
                                            -----------------------------------
                                            Douglas A. Shumate
                                            Senior Vice President--Chief
                                            Financial Officer

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

   99.3 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.