Form 10-Q
period 2002-09-30
ITC DELTACOM INC
filed 2002-11-15
CIK 1041954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-23253

                               ITC/\DeltaCom, Inc.
                               ------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                           58-2301135
                    --------                           ----------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification Number)

      1791 O.G. Skinner Drive, West Point, GA             31833
      ---------------------------------------             -----
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

                                         Outstanding at November 6, 2002
                                         -------------------------------
Common Stock, $.01 par value                    44,750,000 shares

                               ITC/\DELTACOM, INC.

                                      Index

                                                                                                                  Page No.
                                                                                                                  --------
Part I.      Financial Information

             Item 1.     Financial Statements

                         Condensed Consolidated Balance Sheets
                         September 30, 2002 (unaudited) and December 31, 2001.........................                3

                         Unaudited Condensed Consolidated Statements of Operations
                         Three and Nine Months Ended September 30, 2002 and 2001......................                5

                         Unaudited Condensed Consolidated Statements of Cash Flows
                         Nine Months Ended September 30, 2002 and 2001................................                6

                         Notes to Unaudited Condensed Consolidated Financial
                         Statements...................................................................                7

             Item 2.     Management's Discussion and Analysis of Financial
                         Condition and Results of Operations..........................................               20

             Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................               33

             Item 4.     Controls and Procedures......................................................               33

Part II.     Other Information

             Item 1.     Legal Proceedings............................................................               34

             Item 3.     Defaults Upon Senior Securities..............................................               35

             Item 5.     Other Information............................................................               35

             Item 6.     Exhibits and Reports on Form 8-K.............................................               36

Signatures

Sarbanes-Oxley Act Section 302(a) Certifications

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    September 30,      December 31,
                                                                                        2002              2001
                                                                                   ---------------   ---------------
                                                                                     (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................................................   $        22,341   $        41,043
Accounts receivable:
    Customer, net of allowance for uncollectible accounts of
     $6,711 and $5,689 in 2002 and 2001, respectively ..........................            54,964            62,099
    Affiliate ..................................................................             5,767             4,889
Inventory ......................................................................             4,992             6,301
Prepaid expenses ...............................................................             5,229             4,193
                                                                                   ---------------   ---------------
           Total current assets ................................................            93,293           118,525
                                                                                   ---------------   ---------------

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $389,339
 and $295,746 in 2002 and 2001, respectively ...................................           619,545           691,037
                                                                                   ---------------   ---------------

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of
 $15,203 and $14,596 in 2002 and 2001, respectively ............................            55,339            55,946
Other long-term assets .........................................................             2,332            12,824
                                                                                   ---------------   ---------------
           Total other long-term assets ........................................            57,671            68,770
                                                                                   ---------------   ---------------

           Total assets ........................................................   $       770,509   $       878,332
                                                                                   ===============   ===============

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  September 30,       December 31,
                                                                                                      2002               2001
                                                                                                 ---------------    ---------------
                                                                                                   (Unaudited)
                               LIABILITIES AND CAPITAL DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE:
Current Liabilities:
Accounts payable:
    Trade .....................................................................................  $        37,804    $        38,779
    Construction ..............................................................................            4,010              8,613
Accrued interest ..............................................................................              372              8,844
Accrued compensation ..........................................................................            4,385              6,554
Unearned revenue ..............................................................................           20,206             35,851
Other accrued liabilities .....................................................................           21,204             19,914
Current portion of long-term debt and capital lease obligations (Note 4) ......................            4,840              6,711
                                                                                                 ---------------    ---------------
          Total current liabilities ...........................................................           92,821            125,266
                                                                                                 ---------------    ---------------

Long-term Debt and Capital Lease Obligations (Note 4) .........................................          200,187            717,163
                                                                                                 ---------------    ---------------

LIABILITIES SUBJECT TO COMPROMISE (Notes 2 and 4) .............................................          538,147                 --
                                                                                                 ---------------    ---------------

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Returned to equity on
June 25, 2002) (Note 5):
Series B-1; par value $.01; 67,000 shares authorized; 30,673 shares issued and
 outstanding in 2001 ..........................................................................               --             24,121
Series B-2; par value $.01; 90,000 shares authorized; 40,000 shares issued and
 outstanding in 2001 ..........................................................................               --             33,712
                                                                                                 ---------------    ---------------
          Total convertible redeemable preferred stock ........................................               --             57,833
                                                                                                 ---------------    ---------------

COMMITMENTS AND CONTINGENCIES (Note 7)

CAPITAL DEFICIT:
Preferred Stock, $.01 par value; 5,000,000 shares authorized;
    Series A - liquidation preference of $7.40; 1,480,771 shares issued and outstanding .......               15                 15
    Convertible Redeemable Preferred Stock; $.01 par value (Note 5);
       Series B-1; 67,000 shares authorized; 31,905 shares issued and outstanding in 2002 .....           26,708                 --
       Series B-2; 90,000 shares authorized; 41,837 shares issued and outstanding in 2002 .....           36,983                 --
Common Stock, $.01 par value; 200,000,000 shares authorized; 62,364,768 shares
 issued and outstanding .......................................................................              624                624
Additional paid-in-capital ....................................................................          356,839            356,839
Warrants outstanding ..........................................................................           11,441             11,441
Deficit .......................................................................................         (493,256)          (390,849)
                                                                                                 ---------------    ---------------
          Total capital deficit ...............................................................          (60,646)           (21,930)
                                                                                                 ---------------    ---------------

          Total liabilities and capital deficit ...............................................  $       770,509    $       878,332
                                                                                                 ===============    ===============

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              Three Months Ended September 30,
                                                                                             ----------------------------------
                                                                                                   2002               2001
                                                                                             ---------------    ---------------
Operating revenues .......................................................................   $       101,021    $       102,482
Cost of services (exclusive of items show separately below) ..............................            47,852             47,401
Inventory write-down .....................................................................                --              1,663
                                                                                             ---------------    ---------------

Gross margin .............................................................................            53,169             53,418
                                                                                             ---------------    ---------------

Operating expenses:
    Selling, operations and administration ...............................................            39,750             52,470
    Depreciation and amortization ........................................................            32,194             30,649
    Special charges ......................................................................                --             74,437
                                                                                             ---------------    ---------------

       Total operating expenses ..........................................................            71,944            157,556
                                                                                             ---------------    ---------------

Operating loss ...........................................................................           (18,775)          (104,138)
                                                                                             ---------------    ---------------

Other income (expense):
    Interest expense (contractual interest was $16.3 million and $46.4
     million for the three and nine months ended September 30, 2002) .....................            (5,036)           (14,370)

    Interest income ......................................................................                90                199
    Other expense, net ...................................................................               (15)              (285)
                                                                                             ---------------    ---------------

       Total other expense, net ..........................................................            (4,961)           (14,456)
                                                                                             ---------------    ---------------

Loss before reorganization items and
 income taxes ............................................................................           (23,736)          (118,594)
Reorganization items (Note 2) ............................................................            11,022                 --
                                                                                             ---------------    ---------------

Loss before income taxes .................................................................           (34,758)          (118,594)
Income tax expense .......................................................................                --                 --
                                                                                             ---------------    ---------------

Net loss .................................................................................           (34,758)          (118,594)
Preferred stock dividends and accretion
 (contractual dividend was $1.5 million and $4.4 million for the
 three and nine months ended September 30, 2002, respectively) (Note 5) ..................                --              1,348
                                                                                             ---------------    ---------------

Net loss applicable to common stockholders ...............................................   $       (34,758)   $      (119,942)
                                                                                             ===============    ===============

Basic and diluted net loss per common share ..............................................   $         (0.56)   $         (1.92)
                                                                                             ===============    ===============

Basic and diluted weighted average common
 shares outstanding ......................................................................        62,364,768         62,364,650
                                                                                             ===============    ===============

                                                                                             Nine Months Ended September 30,
                                                                                            ----------------------------------
                                                                                                  2002               2001
                                                                                            ---------------    ---------------
Operating revenues .......................................................................  $       318,980    $       310,723
Cost of services (exclusive of items show separately below) ..............................          149,088            136,934
Inventory write-down .....................................................................               --              1,663
                                                                                            ---------------    ---------------

Gross margin .............................................................................          169,892            172,126
                                                                                            ---------------    ---------------

Operating expenses:
    Selling, operations and administration ...............................................          123,930            146,703
    Depreciation and amortization ........................................................           95,208             88,166
    Special charges ......................................................................              223             74,437
                                                                                            ---------------    ---------------

       Total operating expenses ..........................................................          219,361            309,306
                                                                                            ---------------    ---------------

Operating loss ...........................................................................          (49,469)          (137,180)
                                                                                            ---------------    ---------------

Other income (expense):
    Interest expense (contractual interest was $16.3 million and $46.4
     million for the three and nine months ended September 30, 2002) .....................          (34,516)           (43,552)

    Interest income ......................................................................              316              2,002
    Other expense, net ...................................................................             (289)              (579)
                                                                                            ---------------    ---------------

       Total other expense, net ..........................................................          (34,489)           (42,129)
                                                                                            ---------------    ---------------

Loss before reorganization items and
 income taxes ............................................................................          (83,958)          (179,309)
Reorganization items (Note 2) ............................................................           14,239                 --
                                                                                            ---------------    ---------------

Loss before income taxes .................................................................          (98,197)          (179,309)
Income tax expense .......................................................................               --                 --
                                                                                            ---------------    ---------------

Net loss .................................................................................          (98,197)          (179,309)
Preferred stock dividends and accretion
 (contractual dividend was $1.5 million and $4.4 million for the
 three and nine months ended September 30, 2002, respectively) (Note 5) ..................            4,210              1,556
                                                                                            ---------------    ---------------

Net loss applicable to common stockholders ...............................................  $      (102,407)   $      (180,865)
                                                                                            ===============    ===============

Basic and diluted net loss per common share ..............................................  $         (1.64)   $         (2.90)
                                                                                            ===============    ===============

Basic and diluted weighted average common
 shares outstanding ......................................................................       62,364,768         62,267,535
                                                                                             ===============    ===============

   The accompanying notes are an integral part of these condensed consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                   Nine Months Ended September 30,
                                                                                                 ----------------------------------
                                                                                                      2002               2001
                                                                                                 ---------------    ---------------
Cash flows from operating activities:
    Net loss .................................................................................   $       (98,197)   $      (179,309)
                                                                                                 ---------------    ---------------
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization ..........................................................            95,208             88,166
      Special charges ........................................................................               223             77,301
      Non cash reorganization items ..........................................................             8,937                 --
      Amortization of bond issue costs .......................................................             1,601              1,747
      Changes in current operating assets and liabilities:
        Accounts receivable, net .............................................................             6,257              6,070
        Inventory ............................................................................             1,309               (450)
        Prepaid expenses .....................................................................            (1,041)               616
        Accounts payable .....................................................................              (692)             2,094
        Accrued interest .....................................................................            14,675              2,810
        Unearned revenue .....................................................................           (15,645)           (19,605)
        Accrued compensation and other accrued liabilities ...................................               482              5,333
                                                                                                 ---------------    ---------------

              Total adjustments ..............................................................           111,314            164,082
                                                                                                 ---------------    ---------------

              Net cash provided by (used in) operating activities ............................            13,117            (15,227)
                                                                                                 ---------------    ---------------

Cash flows from investing activities:
    Capital expenditures .....................................................................           (23,285)          (118,638)
    Change in accrued construction costs .....................................................            (4,603)           (23,099)
    Release of restricted assets .............................................................                --              6,982
    Other ....................................................................................                11                171
                                                                                                 ---------------    ---------------

              Net cash used in investing activities ..........................................           (27,877)          (134,584)
                                                                                                 ---------------    ---------------

Cash flows from financing activities:
    Repayments of long-term debt and capital lease obligations ...............................            (3,935)            (1,375)
    Proceeds from issuance of Series B preferred stock and common stock warrants,
     net of issuance costs ...................................................................                --             66,620
    Proceeds from exercise of common stock options ...........................................                --              1,098
    Other ....................................................................................                (7)              (568)
                                                                                                 ---------------    ---------------

              Net cash (used in) provided by financing activities ............................            (3,942)            65,775
                                                                                                 ---------------    ---------------

Decrease in cash and cash equivalents ........................................................           (18,702)           (84,036)
Cash and cash equivalents at beginning of period .............................................            41,043            141,140
                                                                                                 ---------------    ---------------

Cash and cash equivalents at end of period ...................................................   $        22,341    $        57,104
                                                                                                 ===============    ===============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest .......................................................................   $        18,231    $        43,951
                                                                                                 ===============    ===============

Cash paid for reorganization items ...........................................................   $         5,302    $            --
                                                                                                 ===============    ===============

NONCASH TRANSACTIONS:

Capital lease obligations issued for network equipment .......................................   $            --    $         9,283
                                                                                                 ===============    ===============

Preferred stock dividends and accretion ......................................................   $         4,210    $         1,556
                                                                                                 ===============    ===============

   The accompanying notes are an integral part of these condensed consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

          ITC/\DeltaCom, Inc. ("ITC/\DeltaCom" and, together with its wholly-owned subsidiaries, the "Company") provides integrated voice and data telecommunications services on a retail basis to businesses in the southern United States ("retail services") and regional telecommunications transmission services over its network on a wholesale basis to other telecommunications companies ("broadband transport services"). Retail services include local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay, and high capacity broadband private line services, as well as Internet access and colocation services and customer premise equipment sales, installation and repair. The Company also provides colocation, Web server hosting and other services integral to operating important business applications over the Internet through its e/\deltacom business. In connection with these services, the Company owns, operates or manages an extensive fiber optic network, which extends throughout ten southern states.

Segment Disclosure

          Beginning in 2002, the Company has revised its segment reporting to align its financial presentation more closely with its basic retail and wholesale customer businesses and to reflect more accurately the trends in those customer bases (Note 8). One segment consists of the Company's retail services business and the second segment consists of its broadband transport services business. Beginning in 2002, results of the Company's e/\deltacom business are no longer reported as a separate business segment, but instead are included as part of the Company's retail services business segment.

Basis of Presentation

          The accompanying interim condensed consolidated financial statements are unaudited and have been prepared by the Company's management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate footnote, considered necessary for the fair presentation of the unaudited condensed consolidated financial statements have been included, and the unaudited condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 1, 2002.

Reclassifications

          Reclassifications have been made to amounts previously reported to conform to the current period presentation.

Liquidity

          The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and expanding its network operations, although at a slower rate than in previous years. Accordingly, the Company expects that its cost of services will continue to increase and that its capital expenditures, although expected to decrease, will be significant. In addition, the Company may reduce some of its prices to respond to a changing competitive environment. These factors will have a negative impact on the Company's short-term operating results. The Company has realized cost efficiencies in its operations through its restructuring, thereby reducing its selling, operations and administration expense. Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC/\DeltaCom, has a $156 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Bank of America, N.A. and other lenders. The Company has also raised funds from sales of senior notes, convertible subordinated notes, convertible redeemable preferred stock and common stock and is subject to operating and capital lease commitments.

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

2.  CHAPTER 11 BANKRUPTCY PROCEEDINGS

          On June 25, 2002, ITC/\DeltaCom filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Company adopted the provisions of Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon commencement of these proceedings (the "Bankruptcy Proceedings"). In accordance with SOP 90-7, liabilities subject to compromise under the Bankruptcy Proceedings have been segregated on the condensed consolidated balance sheets. Liabilities subject to compromise are recorded for the amounts the Company expects to be allowed on known claims rather than estimates of the amounts for which those claims may be settled as a result of a plan of reorganization approved by the Bankruptcy Court. As discussed in Note 10, ITC/\DeltaCom's plan of reorganization was confirmed by the Bankruptcy Court on October 17, 2002 and became effective October 29, 2002.

          Liabilities for which payment is subject to the Bankruptcy Proceedings have been classified as liabilities subject to compromise in the condensed consolidated balance sheets. As of September 30, 2002, liabilities of ITC/\DeltaCom subject to compromise consisted of the following (in thousands):

Notes:
     11% Senior Notes due 2007.......................      $    130,000
     8-7/8% Senior Notes due 2008 ...................           160,000
     9-3/4% Senior Notes due 2008 ...................           125,000
     4-1/2% Convertible Subordinated Notes due 2006 .           100,000
Accrued interest ....................................            23,147
                                                           ------------
                                                           $    538,147
                                                           ============

Under the Bankruptcy Code, interest on the outstanding senior notes and convertible subordinated notes, and the preferred stock dividends on the Series B-1 preferred stock and Series B-2 preferred stock, ceased to accrue during the Bankruptcy Proceedings.

          Reorganization items are composed of items of expense that were realized or incurred by ITC/\DeltaCom as a result of its reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items for the three months and nine months ended September 30, 2002 consisted of the following (in thousands):

                                          Three Months Ended   Nine Months Ended
                                          September 30, 2002   September 30, 2002
                                          ------------------   ------------------
Professional fees and related expenses .  $            2,085   $            5,302
Write-off of deferred financing fees ...               8,849                8,849
Write-off of debt discounts.............                  88                   88
                                          ------------------   ------------------
                                          $           11,022   $           14,239
                                          ==================   ==================

Professional fees and related expenses represent legal, financial advisory and other expenses directly related to the Bankruptcy Proceedings. The condensed consolidated statements of operations for the three and nine months ended September 30, 2002 set forth in Note 9 separately disclose expenses related to the Bankruptcy Proceedings.

          Loss per common share has been computed using the weighted average number of shares of common stock outstanding at the balance sheet date. On October 29, 2002, under ITC/\DeltaCom's plan of reorganization, ITC/\DeltaCom's outstanding common stock and preferred stock were cancelled and ITC/\DeltaCom issued 44,750,000 shares of new common stock and 300,000 shares of a new issue of convertible redeemable preferred stock. See Note 10. The reduction in the number of shares outstanding will have a significant impact on the loss per share calculation.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

Goodwill and Other Intangible Assets

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill ceased on December 31, 2001. Included in the accompanying consolidated statements of operations is amortization expense related to goodwill of approximately $1.5 million for the three months ended September 30, 2001 and $4.6 million for the nine months ended September 30, 2001. SFAS No. 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In accordance with SFAS No. 142, the Company has six months after adoption of the statement to complete the first step of the transitional goodwill impairment test. Pursuant to the adoption of SFAS No. 142, the Company has established its reporting units based on its reporting structure in a reasonable and supportable manner. The Company completed the transitional test as of January 1, 2002 and determined that goodwill has not been impaired. Pursuant to the adoption of SFAS No. 142, the Company will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

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

Impairment or Disposal of Long-Lived Assets

          SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001. SFAS No.144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and for interim periods within those fiscal years. The Company adopted SFAS No. 144 on January 1, 2002, with no material effect on its consolidated financial statements.

Other Pronouncement

          SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, an amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. This statement, among other things, significantly limits the instances in which the extinguishment of debt may be treated as an extraordinary item in the statement of operations. This statement also requires reclassification of all prior period extraordinary items related to the extinguishment of debt. The Company will implement this statement, as required by SOP 90-7, as part of its fresh start reporting upon completion of the Bankruptcy Proceedings.

Costs Associated with Exit or Disposal Activities

          SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated upon the Company's emergence from the Bankruptcy Proceedings on October 29, 2002.

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          Long-term debt and capital lease obligations at September 30, 2002 and December 31, 2001 consisted of the following (in thousands):

                                                                                                  September 30,       December 31,
                                                                                                      2002                2001
                                                                                                 ---------------    ---------------
11% Senior Notes due 2007 .....................................................................  $       130,000    $       130,000
8-7/8% Senior Notes due 2008, net of unamortized discount of $99 in 2001 ......................          160,000            159,901
9-3/4% Senior Notes due 2008 ..................................................................          125,000            125,000
4-1/2% Convertible Subordinated Notes due 2006 ................................................          100,000            100,000
Senior secured credit facility ................................................................          156,000            157,200
Capital lease obligations at varying interest rates, maturing through July 2020 ...............           49,027             51,773
                                                                                                 ---------------    ---------------

Total long-term debt and capital lease obligations ............................................          720,027            723,874
Less liabilities subject to compromise ........................................................         (515,000)                --
                                                                                                 ---------------    ---------------

Total long-term debt and capital lease obligations not subject to compromise ..................          205,027            723,874
Less current maturities .......................................................................           (4,840)            (6,711)
                                                                                                 ---------------    ---------------

Total .........................................................................................  $       200,187    $       717,163
                                                                                                 ===============    ===============

          Pursuant to SOP 90-7, the Company has reclassified all of the senior notes and convertible subordinated notes as liabilities subject to compromise and wrote-off, in the three months ended September 30, 2002, the remaining unamortized discount of $88,000 related to the 8-7/8% Senior Notes due 2008. See
Note 2 for information about the write-off of the unamortized discount.

          As a result of ITC/\DeltaCom's failure to pay interest on the senior notes and convertible subordinated notes on May 15 and June 1, 2002, and its filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on June 25, 2002, the Company was in default under its $156 million senior secured credit facility and capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation. As a result of this default, the Company was required to pay interest under the senior credit facility at an annual rate of 8.625%, which was computed on the basis of a default rate of 2% in excess of the base rate of 4.75%, plus a margin of 1.875%.

          On September 13, 2002, the Company entered into forbearance agreements with the lenders of its senior credit facility and capital lease facilities pursuant to which the lenders agreed to forbear from exercising their rights to declare a default or pursue remedies under those facilities based solely on ITC/\DeltaCom's failure to pay interest on the senior notes and convertible subordinated notes, and its subsequent filing of a voluntary petition under Chapter 11 of the Bankruptcy Code. The forbearance agreements terminated on October 29, 2002, upon the Company's closing of its amended and restated senior credit facility. The amended and restated senior credit facility accelerates the schedule for repayment of principal, increases the interest rates applicable to outstanding borrowings, adds financial covenants, and modifies existing affirmative and negative covenants. See Note 10 for information about the amended and restated senior credit facility.

          On October 29, 2002, the Company amended its capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation. See Note 10 for information about this amendment.

          The Company's senior credit obligations are secured by liens on substantially all of its assets.

5.   CONVERTIBLE REDEEMABLE PREFERRED STOCK

          In 2001, the Company secured a commitment for $150 million in equity financing in an investment agreement with ITC Holding Company, Inc. ITC Holding Company, Inc. subsequently assigned an aggregate of $50 million of the purchase commitment to two other investors. The purchase commitments expired on June 20, 2002. The investment agreement provided for the issuance and sale by the Company of up to $150 million of multiple series of its Series B cumulative convertible preferred stock and related common stock purchase warrants. The Company completed the sale of $30 million of Series B-1 preferred stock in June 2001 and the sale of $40 million of Series B-2 preferred stock in September 2001.

          During the Bankruptcy Proceedings, the outstanding shares of Series B preferred stock are considered equity interests in the Company. Accordingly, the Series B preferred stock was returned to stockholders' equity in the condensed consolidated balance sheets as of June 25, 2002, which was the date of commencement of the Bankruptcy Proceedings.

          As of June 25, 2002, ITC/\DeltaCom had accrued dividends on the Series B preferred stock of $2.8 million. Contractual dividends were $1.5 million and $4.4 million for the three and nine months ended September 30, 2002, respectively. Under the Bankruptcy Code, dividends on the Series B preferred stock ceased to accrue during the Bankruptcy Proceedings.

          On October 29, 2002, the effective date of the Company's plan of reorganization, all of the outstanding Series B preferred stock, related accrued and undistributed dividends, and related common stock purchase warrants were cancelled. See Note 10.

6.   RESTRUCTURING CHARGES

          In September 2001, the Company announced changes to its business plan and other actions intended to reduce its operating expenses through a 20% reduction in its workforce and to reduce non-personnel operating expenses and planned capital expenditures. As a result of this restructuring, the Company in September 2001 recorded $4.8 million in restructuring costs, which were included as components of selling, operations and administration expenses. Restructuring charges included the Company's estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The restructuring charges also included estimates of office space lease commitments where the Company closed offices, net of any sublease rentals, and other exit costs. In connection with the restructuring, the Company closed an administrative office, retail services offices and an e/\deltacom office. Restructuring costs were accrued in accordance with Emerging Issues Task Force, or EITF, Issue 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company terminated some employees in certain departments and did not specifically identify the termination of an entire function or department.

          In April and September 2002, the Company further restructured its operations to implement additional reductions to its workforce, non-personnel operating expenses and planned capital expenditures. As a result of these restructurings, the Company recorded approximately $1,842,000 in April 2002, related to its data center operations, and $943,000 in September 2002, primarily related to its retail services, in restructuring costs, which were included as components of selling, operations and administrative expenses. Restructuring charges included the Company's estimate of employee severance and related costs for employees terminated and office lease termination costs. The restructuring charges also included estimates of termination payments for cancelled service contracts. Restructuring costs were accrued in accordance with EITF Issue 94-3. The Company also recorded impairment charges of approximately $223,000 in April 2002 that related to the net book value of software, less expected salvage value, removed from service from its data center. The impairment of software relates to software that the Company no longer plans to use as a result of its April 2002 restructuring. In April 2002, the Company terminated more than 40 employees from its e/\deltacom business. In the quarter ended September 30, 2002, the Company terminated eight employees from its broadband transport business and approximately ten employees from its retail services business. The Company did not specifically identify the termination of an entire function or department in either restructuring.

          Following is a summary by segment of the restructuring and impairment charges that were recorded in 2002 (in thousands):

                                         Retail       Broadband Transport
                                        Services           Services             Total
                                       ----------    ---------------------    ---------
     Employee severance.............   $    2,107       $               73    $   2,180
     Office space leases............          297                       --          297
     Contract termination costs.....          308                       --          308
     Write-off of assets............          223                       --          223
                                       ----------    ---------------------    ---------
          Total.....................   $    2,935       $               73    $   3,008
                                       ==========    =====================    =========

          The following table reflects activity associated with accrued restructuring costs from January 1, 2002 through September 30, 2002, which are recorded in accrued liabilities (in thousands):

                                              Balance at                      Write-offs/        Balance at
                                           December 31, 2001     Accruals       Payments     September 30, 2002
                                           -----------------   ------------   ------------   ------------------
Restructuring charges:
     Employee severance ................   $             216   $      2,180   $      1,875   $              521
     Office space leases ...............               1,067            297            478                  886
     Contract termination costs ........                  --            308            308                   --
                                           -----------------   ------------   ------------   ------------------
Total ..................................   $           1,283   $      2,785   $      2,661   $            1,407
                                           =================   ============   ============   ==================

          The accrual for contract termination costs of $308,000 reflects a reduction of $152,000 from the original accrual of $460,000 resulting from successful negotiations to reduce the amounts owed. Management expects to use the remaining restructuring accruals during the remainder of 2002 and in 2003 as additional payments are made under the terms of employee severance and office space lease agreements.

7.  COMMITMENTS AND CONTINGENCIES

          At September 30, 2002, the Company had entered into agreements with vendors to purchase approximately $4.2 million of property, plant, equipment and services during 2002 related to the improvement and installation of switches, other network expansion efforts and certain services.

Surety Bonds

          Some of the Company's customers, especially governmental entities, and some governmental entities from which the Company has acquired a franchise or rights-of-way agreement, require the Company to obtain surety bonds as a condition to its provision of service to them or other entities within their control. In February 2002, because of the Company's financial condition, its surety cancelled all outstanding surety bonds that contained cancellation clauses. At the time the surety bonds were cancelled, the Company's surety bond portfolio had a face value of approximately $1.9 million in outstanding obligations, of which approximately $1.2 million were cancelled. The surety did not renew an additional $405,000 of bonds, which it could not cancel immediately, that were scheduled for renewal in the second quarter of 2002. As of October 31, 2002, the cancelled and unrenewed bonds had not been replaced. The remaining bonds, valued at $282,000, are noncancellable, unless the Company no longer needs them or does not perform its obligations under the bonds. The surety also has advised the Company it will not underwrite any new surety bonds unless the Company provides 100% collateral for such bonds. The Company is actively working with the existing obligees of the bonds to provide the security they require, and another surety has offered to underwrite new bonds or replace cancelled bonds for the Company if the Company provides 100% collateral for each bond. The Company's inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on its ability to provide service to some customers, especially government entities and other entities that generally require surety bonds. In addition, the requirement to provide 100% collateral for any bond issued may have an adverse impact on the funds available for capital expenditures or other uses if the Company chooses to purchase the surety bond and provide the collateral. The Company believes that its strengthened liquidity position as a result of its reorganization and recent changes to its major credit agreements provide the Company with greater flexibility to satisfy its requirements for surety bonds and similar security arrangements.

Nortel Contingency

          In November 2000, the Company entered a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if the Company purchases at least $250 million of equipment and services from Nortel Networks between November 1, 1999 and December 31, 2002. If the Company purchases less than $250 million of equipment and services, the agreement provides that the Company will be required to pay to Nortel a portion of the difference between the commitment and the amount actually purchased. Based on the Company's actual and forecasted purchases under the agreement, it currently estimates that it may be required to pay Nortel Networks approximately $3.5 million to $3.8 million in the first quarter of 2003. In addition, Nortel Networks has deployed approximately $6.6 million of equipment under terms providing that payment is due when the Company places the deployed equipment into service. Based on its current schedule for placing this equipment into service, the Company expects that these terms will require it to pay $6.6 million in the fourth quarter of 2002 or the first quarter of 2003, depending on its need for capacity. Under other terms of this agreement, the Company is required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003. The Company has reached an agreement in principle with Nortel Networks to modify the Company's obligations under the existing agreement. If the agreement in principle is reflected in a new definitive agreement executed by the Company and Nortel Networks, the Company expects that it will not be required to make the estimated $3.5 million to $3.8 million payment described above, that it will be able to use approximately $4 million in accumulated vendor credits to reduce to approximately $12 million its estimated remaining payment obligations of approximately $16 million under the existing agreement, and that it will be obligated to make equipment-related payments to Nortel Networks of $1 million quarterly from the first quarter of 2003 through the fourth quarter of 2005.

Legal Proceedings

          In the normal course of business, the Company is subject to various litigation. In management's opinion, there are no legal proceedings, other than those described below, pending against the Company that could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

BellSouth Deposit Contingency

          The Company depends on BellSouth for the provision of wholesale telecommunications services under its interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. As previously reported, BellSouth has requested by letter dated March 8, 2002 that the Company provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to the Company. On March 28, 2002, the Company filed a petition for declaratory judgment in Georgia state court seeking a ruling from the court that, based upon the terms of the Company's interconnection agreements with BellSouth, BellSouth may not require the Company to place a $10 million deposit with BellSouth as security for future payment for services to be rendered to the Company by BellSouth. BellSouth has responded to the Company's petition by seeking to have the matter heard before the Georgia Public Service Commission, rather than in Georgia state court. BellSouth has filed a petition with the Georgia Public Service Commission seeking a determination that the Company should be required to place a security deposit of approximately $17 million with BellSouth. The Company is contesting both the requirement for, and the amount of, the requested deposit. Based on the Company's payment history with BellSouth, including the fact that BellSouth received all payments due from the Company during its reorganization process, the Company's strengthened liquidity position as a result of its reorganization, and other relevant factors, the Company does not believe BellSouth is entitled to any amount of the deposit it seeks. The Company is actively negotiating with BellSouth a resolution of this dispute that would either eliminate or substantially reduce the amount of the requested deposit. BellSouth also has requested the Federal Communications Commission to approve new deposit language in its access tariff. The FCC has suspended BellSouth's new tariff and is investigating BellSouth's proposed deposit language. If the FCC were to adopt BellSouth's proposed deposit language and if BellSouth were authorized to require a substantial deposit, the Company's cash reserves may be insufficient to fund the deposit, which could have a material adverse effect on the Company's ability to provide services to its customers.

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

          In April and May 2002, 190 lawsuits were filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, the Company and WorldCom, Inc. d/b/a MCI Group. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that WorldCom and/or the Company have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by WorldCom and the Company of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs' costs to prosecute the action. Mississippi Power Company, WorldCom and the Company have denied all of the plaintiffs' allegations. These actions are substantially similar to the other actions that the Company is defending in state and federal courts in Mississippi. Of the 190 lawsuits, the Company believes only approximately 11 involve parcels of land across which the optical fiber of Mississippi Power Company runs are used by the Company in the provision of telecommunications services. On August 5, 2002, Mississippi Power Company removed all actions involving WorldCom's use of Mississippi Power Company's rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss.

          On April 19, 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi against Mississippi Power Company, Southern Company Services and the Company. The plaintiff seeks to permanently enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff's property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company and Southern Company regarding the use of the fiber optic cable on the rights-of-way across the plaintiff's property, proof that the use of the rights-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the rights-of-way, punitive damages of $1 million, and costs and expenses. Mississippi Power Company, Southern Company and the Company have denied all of the plaintiff's allegations. The Company cannot reasonably estimate the amount of any potential loss.

          On July 8, 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and the Company in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment and accounting, fraudulent concealment, fraud, fraudulent misrepresentation, and rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The landowners are seeking unspecified monetary damages and certain equitable relief. Mississippi Power Company, Southern Company and the Company deny all the allegations. Although WorldCom is not a party to these actions, Mississippi Power Company has removed these actions involving WorldCom's use of Mississippi Power Company's rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss.

          On August 8, 2002, the Company was served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege Mississippi Power Company and the Company have violated the plaintiffs' rights with regard to the use of Mississippi Power Company's easement across the plaintiffs' property. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation, conspiracy, accounting and seek an unspecified amount of damages. The Company denies all such allegations. Although WorldCom is not a party to this action, Mississippi Power Company has removed this action involving WorldCom's use of Mississippi Power Company's rights-of-way to the United States District Court for the Southern District of Mississippi and requested the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss.

Other Rights-of-Way Contingency

          The Company has obtained a portion of its rights-of-way under an agreement that provides for significant annual fixed payments by the Company through 2020. Upon the occurrence of certain events specified in the agreement, including a change of control of ITC/\DeltaCom, as defined, the annual payments would be terminated and the Company would be required to make a one-time payment. The amount of this one-time payment would be approximately $19.6 million if such an event were to occur before August 1, 2003 and could be greater than such amount if such an event were to occur thereafter. Any such one-time payment would reduce the Company's capital lease obligations. Such a reduction would total approximately $9.5 million if such an event were to occur before August 1, 2003.

8.  SEGMENT REPORTING

         As discussed in Note 1, the Company operates in two business segments: retail services and broadband transport services. The Company also has a corporate segment, which has no operations. In the first quarter of 2002, as a result of its restructuring in 2001 discussed in Note 1, the Company changed its approach to making operating decisions and assessing performance with respect to its business. As a result, the Company no longer manages the e/\deltacom business as a separate segment, but instead manages that business as a component of its retail services segment. The Company has restated the 2001 segment information to include the results of the former e/\deltacom segment as part of the results of the retail services segment. The Company evaluates segment performance based on operating revenues, gross margin, selling, operations and administration expense, and depreciation and amortization expense. All intercompany transactions between segments have been eliminated. Summarized financial data by business segment for the nine-months ended September 30, 2002 and 2001 are as follows (in thousands):

                                                                                     2002
                                                        ---------------------------------------------------------------
                                                                        Broadband
                                                           Retail       Transport         Corporate
                                                          Segment        Segment           Segment         Consolidated
                                                        ---------      ----------         ---------        ------------
Operating revenues...................................   $ 254,444      $   64,536         $      --        $    318,980
Gross margin.........................................     112,219          57,673                --             169,892
Selling, operations, and administration..............      97,389          26,541                --             123,930
Depreciation and amortization........................      54,895          40,265                48              95,208
Special charges......................................         223              --                --                 223
Interest expense.....................................          --              --                --             (34,516)
Other income (expense), net..........................          --              --                --                  27
Reorganization items.................................          --              --                --             (14,239)
                                                                                                           ------------
Loss before income taxes.............................   $      --      $       --         $      --        $    (98,197)
                                                        =========      ==========         =========        ============
Identifiable assets..................................   $ 459,803      $  309,658         $   1,048        $    770,509
                                                        =========      ==========         =========        ============
Capital expenditures, net............................   $  24,197      $    3,691         $      --        $     27,888
                                                        =========      ==========         =========        ============

                                                                                      2001
                                                        ---------------------------------------------------------------
                                                                       Broadband
                                                           Retail       Transport         Corporate
                                                          Segment       Segment            Segment         Consolidated
                                                        ---------      ----------         ---------        ------------
Operating revenues...................................   $ 239,171      $   71,552         $      --        $    310,723
Gross margin.........................................     108,987          63,139                --             172,126
Selling, operations, and administration.............      121,155          25,548                --             146,703
Depreciation and amortization........................      51,930          36,174                62              88,166
Special charges......................................      74,382              55                --              74,437
Interest expense.....................................          --              --                --             (43,552)
Other income (expense), net..........................          --              --                --               1,423
                                                                                                           ------------
Loss before income taxes.............................   $      --      $       --         $      --        $   (179,309)
                                                        =========      ==========         =========        ============
Identifiable assets..................................   $ 510,637      $  390,381         $  11,553        $    912,571
                                                        =========      ==========         =========        ============
Capital expenditures, net............................   $ 105,314      $   36,423         $      --        $    141,737
                                                        =========      ==========         =========        ============

9.   CONDENSED FINANCIAL STATEMENTS OF ENTITY IN BANKRUPTCY

          The condensed balance sheets for the parent company, ITC/\DeltaCom, as of September 30, 2002 and December 31, 2001 and other financial information for the three and nine months ended September 30, 2002 are as follows:

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                  September 30,       December 31,
                                                                                                      2002               2001
                                                                                                 ---------------    ---------------
ASSETS
Current Assets:
    Cash and cash equivalents .................................................................  $         1,048    $         1,028
                                                                                                 ---------------    ---------------
      Total current assets ....................................................................            1,048              1,028
Other long-term assets ........................................................................               --             10,070
Investments in and net advances to wholly-owned subsidiaries ..................................          476,836            550,382
                                                                                                 ---------------    ---------------

                                                                                                 $       477,884    $       561,480
                                                                                                 ===============    ===============

LIABILITIES AND CAPITAL DEFICIT
Current Liabilities:
    Accrued interest ..........................................................................  $            --    $         8,281
    Other accrued liabilities .................................................................              383              2,395
                                                                                                 ---------------    ---------------
       Total current liabilities ..............................................................              383             10,676
                                                                                                 ---------------    ---------------

Long-term debt ................................................................................               --            514,901
                                                                                                 ---------------    ---------------

Liabilities subject to compromise .............................................................          538,147                 --
                                                                                                 ---------------    ---------------

Convertible Redeemable Preferred Stock (Returned to equity on June 25, 2002); par value $.01
    Series B-1: 67,000 shares authorized; 30,673 shares issued and outstanding in 2001 ........               --             24,121
    Series B-2: 90,000 shares authorized; 40,000 shares issued and outstanding in 2001 ........               --             33,712
                                                                                                 ---------------    ---------------
       Total Convertible Redeemable Preferred Stock ...........................................               --             57,833
                                                                                                 ---------------    ---------------
Capital Deficit:
    Preferred Stock - $.01 par value; 5,000,000 shares authorized
       Preferred stock, Series A - liquidation preference of $7.40;
        1,480,771 shares issued and outstanding ...............................................               15                 15
       Preferred stock, Series B-1 and B-2
         Series B-1: 67,000 shares authorized; 31,905 shares issued and outstanding in 2002 ...           26,708                 --
         Series B-2: 90,000 shares authorized; 41,837 shares issued and outstanding in 2002 ...           36,983                 --
    Common stock - $.01 par value; 200,000,000 shares authorized;
     62,364,768 shares issued and outstanding .................................................              624                624
    Additional paid-in-capital ................................................................          356,839            356,839
    Warrants outstanding ......................................................................           11,441             11,441
    Deficit ...................................................................................         (493,256)          (390,849)
                                                                                                 ---------------    ---------------
       Total capital deficit ..................................................................          (60,646)           (21,930)
                                                                                                 ---------------    ---------------

                                                                                                 $       477,884    $       561,480
                                                                                                 ===============    ===============

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Three Months Ended      Nine Months Ended
                                                                                      September 30, 2002      September 30, 2002
                                                                                      ------------------      ------------------
Operating expenses:
    Depreciation and amortization..............................................       $                7      $               48
                                                                                      ------------------      ------------------
       Total operating expenses................................................                        7                      48
                                                                                      ------------------      ------------------

Other income (expense):
    Interest income - intercompany.............................................                    9,242                  27,727
    Interest income - external.................................................                        3                      20
    Interest expense (contractual interest was $11.3 million and $33.9 million
     for the three and nine months ended September 30, 2002, respectively)......                    (296)                (23,149)
                                                                                      ------------------      ------------------
       Total other income, net..................................................                   8,949                   4,598
                                                                                      ------------------      ------------------

Income before reorganization items and equity in losses of Subsidiaries........                    8,942                   4,550
Reorganization items...........................................................                  (10,948)                (14,165)
Equity in losses of subsidiaries...............................................                  (32,752)                (88,582)
                                                                                      ------------------      ------------------
       Net loss................................................................                  (34,758)                (98,197)
Preferred stock dividends and accretion (contractual dividends were $1.5 million and $4.4 million for the three and nine months ended September 30, 2002,
 respectively)(Note 5)........................................................                        --                   4,210
                                                                                      ------------------      ------------------

       Net loss applicable to common shares....................................       $          (34,758)     $         (102,407)
                                                                                      ==================      ==================

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                    Nine Months Ended
                                                                                                    September 30, 2002
                                                                                                    ------------------
Net loss....................................................................................        $          (98,197)
                                                                                                    ------------------

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization...............................................................                        48
Amortization of bond issue costs............................................................                     1,183
Noncash reorganization items................................................................                     8,937
Equity in losses of subsidiaries............................................................                    88,582
Changes in current assets and liabilities:
    Accounts receivable - affiliate.........................................................                   (15,782)
    Other accrued liabilities...............................................................                       383
    Accrued interest........................................................................                    14,866
                                                                                                    ------------------
            Total adjustments...............................................................                    98,217
                                                                                                    ------------------

Net increase in cash and cash equivalents...................................................                        20
Cash and cash equivalents at beginning of period............................................                     1,028
                                                                                                    ------------------

Cash and cash equivalents at end of period..................................................        $            1,048
                                                                                                    ==================

10.  SUBSEQUENT EVENTS

Court Confirmation and Effectiveness of Plan of Reorganization

     ITC/\DeltaCom's plan of reorganization was confirmed by the Bankruptcy Court on October 17, 2002 and became effective on October 29, 2002. Under the plan on the effective date:

     . All of ITC/\DeltaCom's outstanding senior notes plus accrued and unpaid interest, having a total principal amount of $415 million, were cancelled and the former holders of those notes received in exchange a total of 40,750,000 shares, or 81.5%, of the new common stock of the reorganized ITC/\DeltaCom.

     . All of ITC/\DeltaCom's outstanding convertible subordinated notes plus accrued and unpaid interest, having a total principal amount of $100 million, were cancelled and the former holders of those notes received in exchange a total of 2,500,000 shares, or 5%, of the new common stock.

     . All of ITC/\DeltaCom's outstanding common stock, Series A preferred stock and Series B preferred stock, plus accrued and undistributed dividends, were cancelled and the former holders of those securities collectively received a total of 500,000 shares, or 1%, of the new common stock.

     . ITC/\DeltaCom issued and sold in a rights offering to holders of the old common stock and old preferred stock, for a total purchase price of $184,600, 1,846 shares of new 8% Series A convertible redeemable preferred stock of the reorganized ITC/\DeltaCom (the "new Series A preferred stock") and warrants to purchase approximately 6,276 shares of new common stock.

     . Investors, including members of the Company's management, collectively purchased in a private offering, for a purchase price of $29.8 million, 298,154 shares of the new Series A preferred stock and warrants to purchase approximately 1,013,724 shares of the new common stock. As consideration for this commitment, the investors collectively received 1,000,000 shares of new common stock.

The foregoing ownership percentages assume the conversion of the new Series A preferred stock into the new common stock as of the effective date.

Amended and Restated Senior Credit Facility

          On the effective date of the plan of reorganization, the Company entered into a senior credit facility with Morgan Stanley Senior Funding, Inc. and other lenders which amended and restated the $156 million senior credit facility in effect since April 5, 2000. Under the new credit agreement, interest per annum is payable on outstanding borrowings, at the Company's option, at a base rate plus a base rate margin, which is 1% less than the eurodollar rate margin, or at a eurodollar rate (LIBOR) plus an applicable eurodollar rate margin, which is initially fixed at 4%. The eurodollar rate margin will be adjusted quarterly and will vary with the Company's senior debt ratio, as defined in the credit agreement. Payments, excluding interest, on the outstanding principal amount of $156 million will be $400,000 quarterly through June 2005, $5 million in September 2005, December 2005 and March 2006 and $136 million on the facility termination date, which will occur not later than June 30, 2006. The new credit agreement requires the Company to maintain in a segregated account cash and cash equivalents in an amount of $18.5 million for the twelve-month period following the effective date, which may be reduced to $9.25 million for the six-month period thereafter. The amounts in the account may be applied solely to the payment of specified contingencies. The new credit agreement contains additional covenants, including a covenant that limits the ratio of the Company's senior debt to a specified measure of its earnings before interest, income taxes, depreciation, amortization and other items and a covenant that limits the maximum amount the Company may spend on capital expenditures in any year to a specified amount or, if greater, to an amount equal to the foregoing measure of earnings, as reduced by specified cash interest expense and other payments. The credit agreement also requires the Company to prepay outstanding principal balances from excess cash flows, as defined, and from the proceeds of specified types of transactions.

Amended Capital Lease Facilities

          On the effective date of the plan of reorganization, the Company entered into an amendment to its existing capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation to defer until September 2005 through June 2006 approximately $9.9 million in principal payments that would otherwise become due and payable during 2003. The amendment provides that the Company generally will pay interest only on the existing balance of the capital leases during 2003 and resume principal and interest payments in 2004.

Investment in New Series A Preferred Stock

          On the effective date of the plan of reorganization, the Company received total gross proceeds of $30 million from the sale of 300,000 shares of the new Series A preferred stock. The new Series A preferred stock has a liquidation preference over the new common stock equal to the greater of $100 per share plus accrued and unpaid dividends or the amount that would have been received with respect to the shares of common stock issuable upon conversion of the shares of new Series A preferred stock if such shares had been converted immediately before the liquidation event. Each share of new Series A preferred stock accrues dividends, payable quarterly when and if declared by the board of directors, equal to the greater of (1) 8% of the sum of the liquidation preference of $100 per share plus accrued and unpaid dividends from prior dividend periods or (2) dividends that would have accrued with respect to that share on an as-converted basis as a result of any dividend declared on the new common stock during the applicable quarterly dividend period. Dividends on the new Series A preferred stock at the 8% annual rate are payable, at the Company's option, in shares of new Series A preferred stock or cash. The new Series A preferred stock will be redeemable in cash at the Company's option beginning three years after the issue date and will be subject to mandatory redemption in cash ten years after the issue date. The redemption price per share will be equal to the liquidation preference of $100 per share plus accrued and unpaid dividends. The new Series A preferred stock is convertible into new common stock at any time at a conversion price initially equal to $5.7143 per share of new common stock. As of the date of issue, the new Series A preferred stock was convertible into a total of 5,250,000 shares of new common stock. The conversion price is subject to antidilution adjustments in specified circumstances.

          The Company issued warrants to purchase new common stock with the new Series A preferred stock at a ratio of 3.40 warrants for each share of new Series A preferred stock. The warrants have a five-year term. The warrant exercise price is initially $5.114 per share of new common stock and is subject to antidilution adjustments in specified circumstances. As of the date of issue, the warrants were exercisable for a total of 1,020,000 shares of new common stock.

          The Company has applied approximately $5.1 million of the sale proceeds to pay expenses related to its reorganization and expects to pay out of such proceeds an additional $3.0 million related to reorganization expenses in the fourth quarter of 2002.

Fresh Start Reporting

          As of October 30, 2002, the Company will implement fresh start reporting under the provision of SOP 90-7. The provisions of fresh start reporting require that the Company revalue its assets and liabilities to fair value, reestablish stockholders' equity using the reorganized value established in connection with the plan of reorganization and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. As a result of the adoption of SOP 90-7, the Company is reviewing the fair value of its assets and liabilities and expects it will be required to write down the value of some of its assets and liabilities. The Company expects that the implementation of fresh start reporting under SOP 90-7 will have a material effect on its financial statements.

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

          Unless we indicate otherwise, references in this report to "we," "us," "our," and "the Company" mean ITC/\DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand and dollar amounts of less than $1 million to the nearest thousand.

PLAN OF REORGANIZATION

     Beginning in the third quarter of 2001, we initiated a strategic and operational restructuring intended to accelerate positive cash flow from operations by emphasizing our core retail services and reducing operating costs. In addition to de-emphasizing certain non-core services, the key elements of this plan have included a reduction of our employee base, consolidation of facilities and operations and the reduction of capital expenditures. We also have sought, by eliminating a substantial portion of our existing indebtedness, to reduce our fixed interest costs so that we are positioned to achieve and maintain positive cash flow from operations from the effective date of our plan of reorganization on October 29, 2002 through the current period of uncertainty affecting the telecommunications industry and competitive telecommunications companies. In the second and third quarters of 2002, we were able to generate positive cash flow from operations even after incurring substantial expenses associated with our reorganization. Our positive cash flow from operations during these quarters excludes the effects of interest payments that were not paid and subsequently were eliminated under our plan of reorganization.

          In order to complete our reorganization expeditiously, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code on June 25, 2002. On October 17, 2002, the Bankruptcy Court entered an order confirming our plan of reorganization. The transactions contemplated by the plan became effective on October 29, 2002.

          Under our plan of reorganization on the effective date:

          . All of ITC/\DeltaCom's outstanding senior notes plus accrued and unpaid interest, having a total principal amount of $415 million, were cancelled and the former holders of those notes received in exchange a total of 40,750,000 shares, or 81.5%, of the new common stock of the reorganized ITC/\DeltaCom.

          . All of ITC/\DeltaCom's outstanding convertible subordinated notes plus accrued and unpaid interest, having a total principal amount of $100 million, were cancelled and the former holders of those notes received in exchange a total of 2,500,000 shares, or 5%, of the new common stock.

          . All of ITC/\DeltaCom's outstanding common stock, Series A preferred stock and Series B preferred stock, plus accrued and undistributed dividends, were cancelled and the former holders of those securities collectively received a total of 500,000 shares, or 1%, of the new common stock.

          . ITC/\DeltaCom issued and sold in a rights offering to holders of the old common stock and old preferred stock, for a total purchase price of $184,600, 1,846 shares of new 8% Series A convertible redeemable preferred stock of the reorganized ITC/\DeltaCom (the "new Series A preferred stock") and warrants to purchase approximately 6,276 shares of new common stock.

          . Investors, including members of the Company's management, collectively purchased in a private offering, for a purchase price of $29.8 million, 298,154 shares of the new Series A preferred stock and warrants to purchase approximately 1,013,724 shares of the new common stock. As consideration for this commitment, the investors collectively received 1,000,000 shares of new common stock.

The foregoing ownership percentages assume the conversion of the new Series A preferred stock into the new common stock as of October 29, 2002.

          In connection with our plan of reorganization, as discussed in this report below under "-Liquidity and Capital Resources," we also amended our senior credit facility and our capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation.

          We adopted the provisions of Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon commencement of the bankruptcy proceedings. In accordance with SOP 90-7, liabilities subject to compromise under the bankruptcy proceedings have been segregated on the condensed consolidated balance sheets included elsewhere in this report. Liabilities subject to compromise are recorded for the amounts we expect to be allowed on known claims rather than estimates of the amounts for which those claims may be settled as a result of the plan of reorganization approved by the Bankruptcy Court.

          As of October 30, 2002, we will implement fresh start reporting under the provision of SOP 90-7. The provisions of fresh start reporting require that we revalue our assets and liabilities to fair value, reestablish stockholders' equity using the reorganized value established in connection with the plan and record any applicable reorganization value in excess of amounts allocable to identifiable assets as an intangible asset. As a result of the adoption of SOP 90-7, we are reviewing the fair value of our assets and liabilities and expect we will be required to write down the value of some of our assets and liabilities. We expect that the implementation of fresh start reporting under SOP 90-7 will have a material effect on our financial statements.

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

Retail Services

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

          As of September 30, 2002, we provided retail services to approximately 18,680 business customers, which were served by 35 branch offices. As of September 30, 2002, we had sold approximately 224,700 access lines, excluding lines that had been disconnected or cancelled. Of these access lines, approximately 214,630 had been installed as of September 30, 2002. The following table presents, for the periods indicated, selected operating data, in thousands, for our retail services segment:

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                            ---------------------------------   -------------------------------
                                               2002                   2001         2002                 2001
                                            ----------             ----------   ----------           ----------
Operating revenues.......................   $   80,679             $   78,614   $  254,444           $  239,171
EBITDA, as adjusted......................        4,359                (85,829)      14,607              (86,550)
Operating loss...........................      (14,609)              (103,957)     (40,288)            (138,480)
Pro forma EBITDA, as adjusted ...........   $    5,229             $   (3,882)  $   14,042           $   (6,103)

          Pro forma EBITDA, as adjusted, for our retail services excludes $3.5 million of revenues for the nine months ended September 30, 2002 related to a non-recurring fee received from a local interconnection customer for the early termination of a contract and $1.5 million of revenues for the nine months ended September 30, 2001 related to a prior-period interconnection agreement settlement. Pro forma EBITDA, as adjusted, for the three months ended September 30, 2002 for retail services excludes $870,000 of restructuring charges, including employee severance expenses of $725,000, office space lease termination costs of $297,000 and a reduction in the amount originally accrued for contract termination costs of $152,000. Pro forma EBITDA, as adjusted, for the nine months ended September 30, 2002 for retail services excludes $2.7 million of restructuring charges and $223,000 of special charges related to the write-down of impaired assets. Pro forma EBITDA, as adjusted, for the three and nine months ended September 30, 2001 for retail services excludes a $1.7 million charge for inventory write-down, restructuring charges of $5.9 million and special charges related to the write-down of impaired assets and goodwill of $74.4 million.

Broadband Transport Services

          Our broadband transport services include the provision to other telecommunications companies of regional telecommunications transmission services on a wholesale basis using our network, as well as the provision of directory assistance services. The following table presents, for the periods indicated, selected operating data, in thousands, for our broadband transport services segment:

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                            ---------------------------------   -------------------------------
                                               2002                   2001         2002                 2001
                                            ----------             ----------   ----------           ----------
Operating revenues.......................   $   20,342             $   23,868   $   64,536           $   71,552
EBITDA, as adjusted......................        9,060                 12,339       31,132               37,536
Operating (loss) income..................       (4,159)                  (160)      (9,133)               1,362
Pro forma EBITDA, as adjusted ...........   $    9,133             $   12,505   $   31,205           $   37,702

          Pro forma EBITDA, as adjusted, for the three and nine months ended September 30, 2002 for broadband transport services excludes $73,000 of restructuring charges, which consist of employee severance expenses. Pro forma EBITDA, as adjusted, for the three and nine months ended September 30, 2001 for broadband transport services excludes $111,000 of restructuring charges and $55,000 special charges related to the write-down of impaired assets.

          WorldCom, Inc. and certain of its subsidiaries accounted for approximately 20% and 21% of our revenues from broadband transport services in the three and nine months ended September 30, 2002, respectively. WorldCom filed for protection under Chapter 11 of the Bankruptcy Code on July 21, 2002. We do not have any material exposure for nonpayment of WorldCom revenues recognized through September 30, 2002. We are currently unable to determine the impact that the WorldCom filing and other developments affecting WorldCom will have on our revenues from broadband transport services for future periods.

          As of September 30, 2002, we owned or managed approximately 9,980 route miles of a fiber optic network which covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of the same date, our network extended to approximately 188 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where, in several of the smaller markets, our only competitor is the incumbent local telephone company.

          As of September 30, 2002, we owned approximately 6,180 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, under which we market, sell and manage capacity on approximately 3,800 route miles of network owned and operated by these three utilities.

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

                                            September 30,      June 30,       March 31,       December 31,     September 30,
                                                2002             2002           2002              2001              2001
                                            -------------    ------------   -------------    --------------   ---------------
Branch offices ......................                  35              35              35                35                35
Business customers served - retail
 services (1)........................              18,680          17,730          16,560            15,400            14,720
Route miles .........................               9,980           9,980           9,980             9,980             9,980
Colocations..........................                 180             179             178               177               177
Voice switches.......................                  12              12              12                12                12
Frame relay/ATM switches (2) ........                  44              46              88                80                80
"Next generation" voice switches (3).                  47              48              48                42                41
Number of employees..................               1,875           1,910           2,000             2,030             1,960

----------
(1) Reflects the combination of certain customers' multiple accounts into a single customer account.
(2) Reflects the combination of previously reported asynchronous transfer mode, frame relay and passport switches. The decrease in the number of such switches from March 31, 2002 to June 30, 2002 resulted primarily from the removal of 36 passport switching facilities from our network during the second quarter of 2002.
(3) Formerly referred to as Unisphere SMX-2100 switches. Excludes Nortel DMS500 voice switches reported under "Voice switches."

          We generally provide our services to the following two types of customers: (1) ultimate end-users that purchase our services on a retail basis, including revenues from other carriers that result from end-user customers; and
(2) other communications companies that purchase our services on a wholesale basis in connection with their provision of services to their customers. The following tables present information about our revenues generated by our retail customers and wholesale customers and about telephone access lines installed for and sold to each type of customer. The following tables do not present results of our retail services and broadband transport services segments, which are discussed below under "-Results of Operations." The dollar amounts are shown in thousands.

                                               THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------  -------------------------------
                                                   2002                2001          2002               2001
                                               ------------       -------------  -------------       -----------
Retail customer revenues: (1)
   Local (3)...............................    $     27,649       $      21,236  $      79,247       $    59,706
   Long distance (3) ......................          16,235              15,703         48,590            48,841
   Enhanced data (3) ......................          15,672              11,625         45,027            31,447
                                               ------------       -------------  -------------       -----------
      Integrated telecom revenue ..........          59,556              48,564        172,864           139,994
   Equipment and other (3) ................          10,592              11,638         33,205            40,641
                                               ------------       -------------  -------------       -----------
      Total retail revenues................    $     70,148       $      60,202  $     206,069       $   180,635
                                               ============       =============  =============       ===========

Wholesale customer revenues: (1) (2)
   Broadband transport revenues (4) .......    $     20,342       $      23,868  $      64,536       $    71,552
   Local/interconnection revenues (2) (3)             5,984              13,484         31,454            40,532
   Long distance and data (3) .............           3,286               4,214          9,772            13,500
   Other (3) ..............................           1,261                 714          3,649             3,004
                                               ------------       -------------  -------------       -----------
      Total wholesale revenues.............    $     30,873       $      42,280  $     109,411       $   128,588
                                               ============       =============  =============       ===========

Retail lines sold (5) .....................                                            170,410           133,600
Wholesales lines sold (5) .................                                             54,300           153,700
                                                                                 -------------       -----------
   Total lines sold (5) ...................                                            224,710           287,300
                                                                                 =============       ===========

Retail lines installed ....................                                            162,420           124,750
Wholesales lines installed.................                                             52,210           150,850
                                                                                 -------------       -----------
   Total lines installed...................                                            214,630           275,600
                                                                                 =============       ===========

Lines installed/sold percentage:
   Retail customers........................                                                 95%               93%
   Wholesale customers.....................                                                 96%               98%

----------
(1) Excludes $1.5 million of prior-period interconnection agreement settlements in the nine months ended September 30, 2001.

(2) Excludes a non-recurring fee of $3.5 million received by us in April 2002 for the early termination of a wholesale customer contract.
(3)  Reported in retail services segment revenues.
(4)  Reported in broadband transport services segment revenues.
(5)  Reported net of lines disconnected or cancelled.

          The declines in wholesale customer revenues were attributable to adverse trends affecting our wholesale business and resulted primarily from service disconnections in our local interconnection business, from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers. We expect revenues and EBITDA, as adjusted, from our wholesale customers to stabilize no earlier than the first quarter of 2003. As a result of general market conditions, we have decreased the amount of capital we invest in our wholesale business and expect that wholesale services will continue to experience less favorable market conditions and minimal revenue growth, if not a decline in revenues, at least through the end of 2003.

RESULTS OF OPERATIONS

          The following tables present, for the periods indicated, selected statement of operations data in dollars and as a percentage of operating revenues for our retail services and broadband transport services. The dollar amounts are shown in thousands.

                                                                               RETAIL SERVICES
                                          -------------------------------------------------------------------------------------
                                               THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------------------   ---------------------------------------
                                              2002         %         2001        %          2002        %        2001       %
                                          ------------   -----   ------------  ------   ------------  -----  ------------  ----
Operating revenues .....................  $     80,679     100   $     78,614     100   $    254,444    100  $    239,171   100
Cost of services .......................        45,599      57         44,618      57        142,225     56       128,521    54
Inventory write-down ...................            --      --          1,663       2             --     --         1,663     1
                                          ------------           ------------           ------------         ------------
Gross margin ...........................        35,080      43         32,333      41        112,219     44       108,987    45
                                          ------------           ------------           ------------         ------------
Selling, operations and administration .        30,721      38         43,780      56         97,389     38       121,155    51
Depreciation and amortization ..........        18,968      24         18,128      23         54,895     22        51,930    22
Special charges ........................            --      --         74,382      94            223     --        74,382    31
                                          ------------           ------------           ------------         ------------
Total operating expenses ...............        49,689      62        136,290     173        152,507     60       247,467   103
                                          ------------           ------------           ------------         ------------
Operating loss .........................       (14,609)    (18)      (103,957)   (132)       (40,288)   (16)     (138,480)  (58)
                                          ------------           ------------           ------------         ------------
EBITDA, as adjusted ....................  $      4,359       5   $    (85,829)   (109)  $     14,607      6  $    (86,550)  (36)
                                          ============           ============           ============         ============
Pro forma EBITDA, as adjusted ..........  $      5,229       6   $     (3,882)     (5)  $     14,042      6  $     (6,103)   (3)
                                          ============           ============           ============         ============

                                                                      BROADBAND TRANSPORT SERVICES
                                        ----------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                                        -------------------------------------------   ------------------------------------------
                                            2002          %         2001        %         2002        %         2001         %
                                        ------------    -----   ------------  -----   ------------  -----   ------------   -----
Operating revenues ..................   $     20,342      100   $     23,868    100   $     64,536    100   $     71,552     100
Cost of services ....................          2,253       11          2,783     12          6,863     11          8,413      12
                                        ------------            ------------          ------------          ------------
Gross margin ........................         18,089       89         21,085     88         57,673     89         63,139      88
                                        ------------            ------------          ------------          ------------
Selling, operations and
 administration .....................          9,029       44          8,691     36         26,541     41         25,548      36
Depreciation and amortization .......         13,219       65         12,499     52         40,265     62         36,174      50
Special charges .....................             --       --             55      1             --     --             55      --
                                        ------------            ------------          ------------          ------------
Total operating expenses ............         22,248      109         21,245     89         66,806    104         61,777      86
                                        ------------            ------------          ------------          ------------
Operating (loss) income .............         (4,159)     (20)          (160)    (1)        (9,133)   (14)         1,362       2
                                        ------------            ------------          ------------          ------------
EBITDA, as adjusted .................   $      9,060       45   $     12,339     52   $     31,132     48   $     37,536      52
                                        ============            ============          ============          ============
Pro forma EBITDA, as adjusted .......   $      9,133       45   $     12,505     52   $     31,205     48   $     37,702      53
                                        ============            ============          ============          ============

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

          Operating Revenues. Total operating revenues decreased $1.5 million, or 1.4%, from $102.5 million for the three months ended September 30, 2001 to $101.0 million for the three months ended September 30, 2002. Total operating revenues for the nine months ended September 30, 2002 increased $8.3 million, or 2.7%, to $319.0 million from total operating revenues of $310.7 million for the nine months ended September 30, 2002.

          Operating revenues from our retail services increased $2.1 million, or 2.6%, from $78.6 million for the 2001 fiscal quarter to $80.7 million for the 2002 fiscal quarter. Operating revenues from our retail services for the 2002 fiscal nine-month period increased $15.2 million, or 6.4%, to $254.4 million from $239.2 million for the 2001 fiscal nine-month period. Our retail services operating revenues for the 2002 fiscal nine-month period included a one-time net benefit of $3.5 million received by us in April 2002 for the early termination of a wholesale customer contract. Our retail services operating revenues for the 2001 fiscal nine-month period included a one-time net benefit of $1.5 million related to an interconnection agreement settlement. Excluding these one-time benefits, our retail services revenues increased $13.3 million, or 5.6%, for the 2002 fiscal nine-month period. The changes in our retail services operating revenues were primarily attributable to the following factors:

          . an increase in revenues from our end-user customers generated by our local exchange telephone services of $5.4 million for the 2002 fiscal quarter and $16.5 million for the 2002 fiscal nine-month period, which reflected increases of 35% for the 2002 fiscal quarter and 41% for the 2002 fiscal nine-month period in the average number of installed lines compared to the corresponding periods in 2001;

          . an increase in revenues generated by our Internet access services of $1.9 million for the 2002 fiscal quarter and $6.7 million for the 2002 fiscal nine-month period, which represented increases of 58% for the 2002 fiscal quarter and 89% for the 2002 fiscal nine-month period compared to the corresponding periods in 2001; and

          . a decrease in revenues generated by our provision of local dial-up service to Internet service providers of $5.3 million for the 2002 fiscal quarter and $6.6 million for the 2002 fiscal nine-month period, which resulted primarily from decreases of 54% for the 2002 fiscal quarter and 32% for the 2002 fiscal nine-month period in the average number of installed lines, excluding $3.5 million received by us in April 2002 for the early termination of a wholesale customer contract.

          Although the average rate per minute of use we receive for our long distance service in the 2002 fiscal quarter and the 2002 fiscal nine-month period decreased from the corresponding periods in 2001, our revenues from this service increased slightly, as we experienced a continued increase in the number of minutes used. We expect that this service will continue to experience growth in minutes used, but the effect of this growth may be offset in whole or in part by any rate reductions we may implement as a result of competitive requirements.

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

          We expect that revenues from our local, data and Internet services will continue to grow during the remainder of 2002. Based on current economic conditions, we do not expect significant growth, if any, from our sales of nonrecurring equipment and services during the remainder of 2002.

          Operating revenues from our broadband transport services decreased $3.6 million, or 14.8%, from $23.9 million for the 2001 fiscal quarter to $20.3 million for the 2002 fiscal quarter. Operating revenues from these services for the 2002 fiscal nine-month period decreased $7.1 million, or 9.8%, to $64.5 million from $71.6 million for the 2001 fiscal nine-month period. The decreases in these revenues were primarily attributable to a decrease in the average rate we charge for our transmission services of 33% for the 2002 fiscal quarter and 36% for the 2002 fiscal nine-month period and from service cancellations by some customers. The decreases in average rates resulted principally from price reductions for our broadband transport services due to industry overcapacity.

          Based on known or forecasted disconnections and competitive pressures in some smaller markets, we expect a continued decline in our broadband transport services revenues in the fourth quarter of 2002. We presently expect revenues from these services to stabilize no earlier than the first quarter of 2003. As a result of general market conditions, we expect that our broadband transport services will continue to experience less favorable market conditions and minimal revenue growth, if not a decline in revenues, at least through the end of 2003.

          Cost of Services. Total cost of services increased $451,000, from $47.4 million, or 46.3% of total operating revenues, for the 2001 fiscal quarter to $47.9 million, or 47.4% of total operating revenues, for the 2002 fiscal quarter. Total cost of services of $149.1 million, or 46.7% of total operating revenues, for the 2002 fiscal nine-month period represented an increase of $12.2 million over total cost of services of $136.9 million, or 44.1% of total operating revenues, for the 2001 fiscal nine-month period.

          Cost of services for our retail services increased $981,000 from $44.6 million for the 2001 fiscal quarter to $45.6 million for the 2002 fiscal quarter. Cost of services of $142.2 million for retail services for the 2002 fiscal nine-month period represented an increase of $13.7 million over cost of services of $128.5 million for the 2001 fiscal nine-month period. Cost of services as a percentage of operating revenues from retail services remained flat at 57% for the 2002 fiscal quarter compared to the 2001 fiscal quarter and increased to 56% for the 2002 fiscal nine-month period from 54% for the 2001 fiscal nine-month period. These increases were primarily attributable to the following factors:

          . an increase of $195,000, or 1.1%, for the 2002 fiscal quarter and $11.9 million, or 25.4%, for the 2002 fiscal nine-month period in our facilities-based costs incurred to support our local service offering, which resulted from an increase in the average number of installed lines; and

          . an increase of $1.6 million, or 63.0%, for the 2002 fiscal quarter and $5.4 million, or 63.8%, for the 2002 fiscal nine-month period in costs associated with an increase in computer related equipment sales and services.

These costs were partially offset by decreases in our purchase of local resale and other services.

          Cost of services for our broadband transport services decreased $530,000 from $2.8 million for the 2001 fiscal quarter to $2.3 million for the 2002 fiscal quarter. Cost of services of $6.9 million for these services during the 2002 fiscal nine-month period decreased $1.5 million from cost of services of $8.4 million for the 2001 fiscal nine-month period. Cost of services as a percentage of operating revenues from broadband transport services decreased to 11% for the 2002 fiscal quarter and 2002 fiscal nine-month period from 12% for the 2001 fiscal quarter and 2001 fiscal nine-month period. These decreases were primarily attributable to a decrease in the rates we were charged for these services and a reduction in our use of networks of other providers.

          Inventory Mark-Down. During the 2001 fiscal quarter and the 2001 fiscal nine-month period, we incurred a charge of approximately $1.7 million for the mark-to-market of our inventory of various telephone systems and other equipment related to our retail services.

          Selling, Operations and Administration Expense. Total selling, operations and administration expense decreased $12.7 million from $52.5 million, or 51% of total operating revenues, for the 2001 fiscal quarter to $39.8 million, or 39% of total operating revenues, for the 2002 fiscal quarter. Total selling, operations and administration expense decreased $22.8 million from $146.7 million, or 47% of total operating revenues, for the 2001 fiscal nine-month period to $123.9 million, or 39% of total operating revenues, for the 2002 fiscal nine-month period.

          Selling, operations and administration expense attributable to our retail services decreased $13.1 million from $43.8 million, or 56% of retail services operating revenues, for the 2001 fiscal quarter to $30.7 million, or 38% of retail services operating revenues, for the 2002 fiscal quarter. Selling, operations and administration expense attributable to retail services during the 2002 fiscal nine-month period decreased $23.8 million to $97.4 million, or 38% of retail services operating revenues, from $121.2 million, or 51% of retail services operating revenues, for the 2001 fiscal nine-month period. These decreases were primarily attributable to a decrease in personnel and occupancy expenses resulting from a reduction in the number of employees and the closing of some facilities as part of our restructuring efforts implemented in September 2001 and April 2002. We expect that our selling, operations and administration expenses will continue to improve as we realize the effects of our restructuring.

          Selling, operations and administration expense attributable to our broadband transport services increased $338,000 from $8.7 million, or 36% of broadband transport services operating revenues, for the 2001 fiscal quarter to $9.0 million, or 44% of broadband transport services operating revenues, for the 2002 fiscal quarter. Selling, operations and administration expense attributable to broadband transport services during the 2002 fiscal nine-month period increased $993,000 to $26.5 million, or 41% of broadband transport services operating revenues, from $25.5 million, or 36% of broadband transport services operating revenues, for the 2001 fiscal nine-month period. These increases resulted primarily from increases in taxes and licenses expense.

          Depreciation and Amortization. Total depreciation and amortization expense increased $1.6 million from $30.6 million for the 2001 fiscal quarter to $32.2 million for the 2002 fiscal quarter. Total depreciation and amortization expense of $95.2 million for the 2002 fiscal nine-month period represented an increase of $7.0 million over total depreciation and amortization expense of $88.2 million for the 2001 fiscal nine-month period. Our retail services accounted for $840,000 of the increase in the 2002 fiscal quarter and $3.0 million of the increase in the 2002 fiscal nine-month period. These increases were primarily related to depreciation of telecommunications equipment added to our network during 2001 and the 2002 fiscal nine-month period. Our broadband transport services operations accounted for $720,000 of the increase in the 2002 fiscal quarter and $4.1 million of the increase in the 2002 fiscal nine-month period. The increases associated with these operations were primarily attributable to depreciation of network fiber and optical telecommunications equipment installed during 2001 and to depreciation of telecommunications equipment installed during the 2002 fiscal nine-month period. The increases in depreciation and amortization include the effects of a decrease in the amortization of goodwill, which ceased on January 1, 2002, from $1.5 million in the 2001 fiscal quarter and $4.6 million in the 2001 fiscal nine-month period.

          Special charges. We incurred total special charges of $223,000 during the 2002 fiscal nine-month period and $74.4 million during the 2001 fiscal nine-month period. The charges for the 2002 fiscal nine-month period were primarily attributable to our write-down of impaired assets. The charges for the 2001 fiscal nine-month period were primarily attributable to our write-down of impaired assets and goodwill.

          Interest Expense. Total interest expense decreased $9.4 million, from $14.4 million for the 2001 fiscal quarter to $5.0 million for the 2002 fiscal quarter, as a result of our suspension of interest payments on our senior notes and convertible subordinated notes in the 2002 fiscal quarter during our Chapter 11 reorganization process. Total interest expense of $34.5 million for the 2002 fiscal nine-month period represented a decrease of $9.1 million from total interest expense of $43.6 million for the 2001 fiscal nine-month period.

          Interest Income. Total interest income from the temporary investment of available cash balances decreased from $199,000 for the 2001 fiscal quarter to $90,000 for the 2002 fiscal quarter and from $2.0 million for the 2001 nine-month period to $316,000 for the 2002 nine-month period.

          EBITDA, as adjusted. The following tables present, for the periods indicated, EBITDA, as adjusted, and pro forma EBITDA, as adjusted. The amounts are shown in thousands.

Consolidated:

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            --------------------------------    -------------------------------
                                               2002                  2001          2002                 2001
                                            ----------            ----------    ----------           ----------
EBITDA, as adjusted......................   $   13,419            $  (73,489)   $   45,739           $  (49,014)
Non-recurring contract termination fee...           --                    --        (3,500)                  --
Interconnection agreement settlement.....           --                    --            --               (1,500)
Inventory write-down.....................           --                 1,663            --                1,663
Restructuring expenses...................          943                 6,013         2,785                6,013
Special charges..........................           --                74,437           223               74,437
                                            ----------            ----------    ----------           ----------
Pro forma EBITDA, as adjusted ...........   $   14,362            $    8,624    $   45,247           $   31,599
                                            ==========            ==========    ==========           ==========

Retail Services:

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            --------------------------------    -------------------------------
                                               2002                  2001          2002                 2001
                                            ----------            ----------    ----------           ----------
EBITDA, as adjusted......................   $    4,359            $  (85,829)   $   14,607           $  (86,550)
Non-recurring contract termination fee...           --                    --        (3,500)                  --
Interconnection agreement settlement.....           --                    --            --               (1,500)
Inventory write-down.....................           --                 1,663            --                1,663
Restructuring expenses...................          870                 5,902         2,712                5,902
Special charges..........................           --                74,382           223               74,382
                                            ----------            ----------    ----------           ----------
Pro forma EBITDA, as adjusted ...........   $    5,229            $   (3,882)   $   14,042           $   (6,103)
                                            ==========            ==========    ==========           ==========

Broadband Transport Services:

                                            Three Months Ended September 30,    Nine Months Ended September 30,
                                            --------------------------------    -------------------------------
                                               2002                  2001          2002                 2001
                                            ----------            ----------    ----------           ----------
EBITDA, as adjusted......................   $    9,060            $   12,339    $   31,132           $   37,536
Restructuring expenses...................           73                   111            73                  111
Special charges..........................           --                    55            --                   55
                                            ----------            ----------    ----------           ----------
Pro forma EBITDA, as adjusted ...........   $    9,133            $   12,505    $   31,205           $   37,702
                                            ==========            ==========    ==========           ==========

     The increases in pro forma EBITDA, as adjusted, for our retail services were primarily attributable to the following factors:

     . an increase of $2.1 million for the 2002 fiscal quarter and $13.3 million for the 2002 fiscal nine-month period related to an increase in our operating revenues, excluding a non-recurring contract termination fee and interconnection agreement settlement;

     . an increase, excluding restructuring expenses, of $8.0 million in the 2002 fiscal quarter and $20.5 million in the 2002 fiscal nine-month period, resulting from a decrease in our selling, operations and administration expense; and

     . a decrease of $981,000 in the 2002 fiscal quarter and $13.7 million in the 2002 fiscal nine-month period related to an increase in our cost of services.

          The decreases in EBITDA, as adjusted, for our broadband transport services were primarily attributable to a decline in the revenues generated by this business. The declines resulted primarily from a reduction in rates charged to our customers due to industry overcapacity and from service cancellations by some customers.

LIQUIDITY AND CAPITAL RESOURCES

          As of October 31, 2002, we had $48.6 million of cash and cash equivalents. Based on such cash availability and our anticipated ability to continue to generate positive cash flows from operations, we do not currently require additional funding to finance our operations or to expand our business as currently planned.

          As discussed elsewhere in this report, we filed for reorganization under Chapter 11 of the Bankruptcy Code because we believed our existing sources of liquidity were insufficient to support the growth of our business and to satisfy all of our debt service requirements. Our plan of reorganization, which is summarized above under "-Plan of Reorganization," resulted in the elimination of $515 million principal amount of our indebtedness through the cancellation of all of our outstanding senior notes and convertible subordinated notes and the issuance of common stock in our reorganized company to the former holders of the notes. We expect that the decrease in our fixed interest costs resulting from the reduction in our total indebtedness will enable us to maintain positive cash flow from operations from completion of our reorganization on October 29, 2002 through the current period of uncertainty affecting the telecommunications industry and competitive telecommunications companies.

          Our liquidity position has been further strengthened by our receipt of $30 million of gross proceeds from the sale of a new issue of convertible redeemable preferred stock issued as part of our reorganization. On the effective date of our plan of reorganization, we received total gross proceeds of $30 million from the sale of 300,000 shares of the new Series A preferred stock. The new Series A preferred stock has a liquidation preference over the new common stock equal to the greater of $100 per share plus accrued and unpaid dividends or the amount that would have been received with respect to the shares of common stock issuable upon conversion of the shares of new Series A preferred stock if such shares had been converted immediately before the liquidation event. Each share of new Series A preferred stock accrues dividends, payable quarterly when and if declared by our board of directors, equal to the greater of (1) 8% of the sum of the liquidation preference of $100 per share plus accrued and unpaid dividends from prior dividend periods or (2) dividends that would have accrued with respect to that share on an as-converted basis as a result of any dividend declared on the new common stock during the applicable quarterly dividend period. Dividends on the new Series A preferred stock at the 8% annual rate are payable, at our option, in shares of new Series A preferred stock or cash. The new Series A preferred stock will be redeemable in cash at our option beginning three years after the issue date and will be subject to mandatory redemption in cash ten years after the issue date. The redemption price per share will be equal to the liquidation preference of $100 per share plus accrued and unpaid dividends. The new Series A preferred stock is convertible into new common stock at any time at a conversion price initially equal to $5.7143 per share of new common stock. As of the date of issue, the new Series A preferred stock was convertible into a total of 5,250,000 shares of new common stock. The conversion price is subject to antidilution adjustments in specified circumstances.

          On the effective date of our plan of reorganization, we entered into a senior credit facility with Morgan Stanley Senior Funding, Inc. and other lenders, which amended and restated the $156 million senior credit facility in effect since April 5, 2000. Under the new credit agreement, payments, excluding interest, on the outstanding principal amount of $156 million will be $400,000 quarterly through June 2005, $5 million in September 2005, December 2005 and March 2006 and $136 million on the facility termination date, which will occur not later than June 30, 2006. The new agreement also requires us to prepay outstanding principal balances from excess cash flows, as defined, and from the proceeds of specified types of transactions. Under the agreement, we are required to maintain in a segregated account cash and cash equivalents in an amount of $18.5 million for the twelve-month period following the reorganization effective date, which may be reduced to $9.25 million for the six-month period thereafter. We may use the amounts in the account solely for the payment of specified contingencies.

          Under the new credit agreement, interest per annum is payable on outstanding borrowings, at our option, at a base rate plus a base rate margin, which is 1% less than the eurodollar rate margin, or at a eurodollar rate (LIBOR) plus an applicable eurodollar rate margin, which is initially fixed at 4%. The eurodollar rate margin will be adjusted quarterly and will vary within a specified range based on the ratio of our consolidated "Senior Debt" to our consolidated earnings before interest, taxes, depreciation, amortization and other items, adjusted as specified ("EBITDA"), as measured over the last twelve months ("LTM") before each measurement date. Senior Debt is defined in the new credit agreement to include all of our senior secured indebtedness, with specified exceptions. Based on the ratio of our Senior Debt to our LTM EBITDA, which will be measured on a quarterly basis, interest will be payable at the following annual rates:

               Ratio of Senior Debt
                  to LTM EBITDA
             Equal to or Greater Than                      Interest Rate
             ------------------------                      -------------
                       4.00                                LIBOR + 5.25%
                       3.50                                LIBOR + 4.75%
                       3.25                                LIBOR + 4.25%
                       3.00                                LIBOR + 4.00%
                       2.50                                LIBOR + 3.75%

If the ratio of our Senior Debt to our LTM EBITDA is less than 2.50, interest will be payable at an annual rate of LIBOR plus 3.50%.

     The new credit agreement has added two new financial covenants.

     . The first financial covenant generally limits our annual capital expenditures, as defined in the agreement, to $42 million for fiscal year 2002 and thereafter to the greater of (1) $10 million until December 31, 2003 and $15 million in subsequent periods or (2) an amount equal to our LTM EBITDA less the amounts of our cash interest expense and principal payments under the credit facility and our capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation.

     . The second financial covenant limits the permissible ratio of our Senior Debt to our LTM EBITDA, as described above, but with additional adjustments, to 4.5 for the quarters ended September 30, 2002 and ending December 31, 2002 and to 4.0 thereafter. Our compliance with these ratios will be measured on a quarterly basis.

     Among other modifications to our previous credit agreement, the new credit agreement imposes additional restrictions on our ability to secure indebtedness with liens on our assets and properties, to acquire assets, to make cash investments, and to make dividends and other restricted payments.

     On the effective date of our plan of reorganization, we also entered into an amendment to our existing capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation to defer until September 2005 through June 2006 approximately $9.9 million in principal payments that would otherwise become due and payable in 2003. The amendment provides that we generally will pay only interest on the existing balance of the capital leases during 2003 and resume principal and interest payments in 2004.

     As previously reported, to conserve liquidity for our business while we pursued reorganization negotiations, we did not pay the scheduled May 15, 2002 interest payments due on our 9-3/4% senior notes due 2008 and on our 4-1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment due on our 11% senior notes due 2007. The scheduled May 15, 2002 payments totaled approximately $6.1 million on our 9-3/4% senior notes and approximately $2.3 million on our 4-1/2% convertible subordinated notes. The scheduled June 1, 2002 payment totaled approximately $7.2 million. As a result of our failure to pay interest on the senior notes and convertible subordinated notes on May 15 and June 1, 2002 and our filing of a voluntary petition under Chapter 11 of the Bankruptcy Code on June 25, 2002, we were in default under our senior credit facility and some of our capital lease facilities. While we were in default, interest under the senior credit facility was payable at an annual rate of 8.625%, which was computed on the basis of a default rate of 2% in excess of a base rate of 4.75%, plus a margin of 1.875%. We ceased to be in default under the senior credit facility and the foregoing capital lease facilities upon our entry into amendments to those facilities on October 29, 2002.

     On September 13, 2002, we entered into forbearance agreements with the lenders under our senior credit facility and the foregoing capital lease facilities pursuant to which the lenders agreed to forbear from exercising their rights to declare a default or pursue remedies under those facilities based solely on our failure to pay interest on the senior notes and convertible subordinated notes, and our subsequent filing of a voluntary petition under Chapter 11 of the Bankruptcy Code. The forbearance agreements terminated on October 29, 2002, upon the closing of our amended and restated senior credit facility.

     We depend on BellSouth for the provision of wholesale telecommunications services under our interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. By letter dated March 8, 2002, BellSouth had requested that we provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to us. On March 28, 2002, we filed a petition for declaratory judgment in Georgia state court seeking a ruling from the court that, based upon the terms of our interconnection agreements with BellSouth, BellSouth may not require us to place a $10 million deposit with BellSouth as security for future payment for services to be rendered to us by BellSouth. BellSouth has responded to our petition by seeking to have the matter heard before the Georgia Public Service Commission, rather than in Georgia state court. BellSouth has filed a petition with the Georgia Public Service Commission seeking a determination that we should be required to place a security deposit of approximately $17 million with BellSouth. We are contesting both the requirement for, and the amount of, the requested deposit. Based on our payment history with BellSouth, including the fact that BellSouth received all payments due from us during our reorganization process, our strengthened liquidity position as a result of our reorganization, and other relevant factors, we do not believe BellSouth is entitled to any amount of the deposit it seeks. We are actively negotiating with BellSouth a resolution of this dispute that would either eliminate or substantially reduce the amount of the requested deposit. If we are unsuccessful in either eliminating or substantially reducing the amount of the requested security deposit, we may have to modify our planned capital expenditures, which may have a material adverse effect on our current operating plans. For more information about this proceeding, see note 7 to the condensed consolidated financial statements appearing elsewhere in this report.

     Some of our customers, especially governmental entities, and some governmental entities from which we have acquired a franchise or rights-of-way agreement, require us to obtain surety bonds as a condition to our provision of service to them or other entities within their control. In February 2002, because of our financial condition, our surety cancelled all outstanding surety bonds that contained cancellation clauses. The surety also has advised us that it will not underwrite any new surety bonds unless we provide 100% collateral for such bonds. Our inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on our ability to provide service to some customers, especially government entities and other entities that generally require surety bonds. We believe that our strengthened liquidity position as a result of our reorganization and recent changes to our major credit agreements provide us with greater flexibility to satisfy our requirements for surety bonds and similar security arrangements. For more information about our surety obligations, see note 7 to the condensed consolidated financial statements appearing elsewhere in this report.

     We have obtained a portion of our rights-of-way under an agreement that provides for significant annual fixed payments by us through 2020. Certain events specified in the agreement, including a change of control of ITC/\ DeltaCom, as defined, can cause termination of the annual payment provisions and require us to make a one-time payment. The amount of this one-time payment would be approximately $19.6 million if such an event were to occur before August 1, 2003 and could be greater than such amount if such an event were to occur thereafter. Any such one-time payment would reduce our capital lease obligations. Such a reduction would total approximately $9.5 million if such an event were to occur before August 1, 2003.

     During the 2002 fiscal nine-month period, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. In large part to address our liquidity constraints, we reduced our planned capital expenditures and implemented other cost-cutting measures.

     Cash provided by (used in) operating activities was $13.1 million in the 2002 fiscal nine-month period and $(15.2) million in the 2001 fiscal nine-month period. Changes in working capital were $5.3 million in the 2002 fiscal nine-month period and $(3.1) million in the 2001 fiscal nine-month period.

   . The change in the 2002 fiscal nine-month period was primarily attributable to a decrease in accounts receivable and inventory and an increase in accrued interest, the effects of which were partially offset by an increase in prepaid expenses and a decrease in accounts payable and unearned revenue.

   . The change in the 2001 fiscal nine-month period was primarily attributable to an increase in inventory and a decrease in unearned revenue, the effects of which were partially offset by a decrease in accounts receivable and prepaid expenses and an increase in accounts payable, accrued interest, accrued compensation and other accrued liabilities.

     Cash used for investing activities was $27.9 million in the 2002 fiscal nine-month period and $134.6 million in the 2001 fiscal nine-month period. The cash used in these periods was primarily applied to fund capital expenditures.

     We made capital expenditures of $27.9 million in the 2002 fiscal nine-month period and $141.7 million in the 2001 fiscal nine-month period.

   . Of the $27.9 million of capital expenditures in the 2002 fiscal nine-month period, $24.2 million related to our retail services segment and $3.7 million related to our broadband transport services segment.

   . Of the $141.7 million of capital expenditures in the 2001 fiscal nine-month period, $105.3 million related to our retail services segment and $36.4 million related to our broadband transport services segment.

     Cash (used in) provided by financing activities was $(3.9) million in the 2002 fiscal nine-month period and $65.8 million in the 2001 fiscal nine-month period.

   . Net cash used in financing activities in the 2002 fiscal nine-month period consisted primarily of repayments of long-term debt and capital lease obligations.

   . Net cash provided by financing activities in the 2001 fiscal nine-month period consisted primarily of proceeds of $66.6 million, net of issuance costs, from the issuance of our Series B preferred stock and proceeds of $1.1 million from the exercise of options to purchase common stock.

     We have various contractual obligations and commercial commitments. The following table sets forth, in thousands, the annual payments, exclusive of interest payments, we are required to make under contractual cash obligations and other commercial commitments at September 30, 2002 (in thousands). The annual payments have been adjusted for the revised terms under our amended and restated senior credit facility and amended capital lease facilities discussed above.

                                                                            PAYMENTS DUE BY PERIOD
                                             TOTAL         2002         2003         2004         2005         2006      AFTER 2006
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt - Credit facility .......   $  156,000   $      400   $    1,600   $    1,600   $   10,800   $  141,600   $       --
Capital lease obligations ..............       49,027        2,257        1,103       12,012       15,246       10,408        8,001
Operating leases .......................       63,833        3,623       13,535       11,158        8,782        7,536       19,199
Unconditional purchase obligations .....
                                                4,161        4,161           --           --           --           --           --
                                           ----------   ----------   ----------   ----------   ----------   ----------   ----------
   Totals ..............................   $  273,021   $   10,441   $   16,238   $   24,770   $   34,828   $  159,544   $   27,200
                                           ==========   ==========   ==========   ==========   ==========   ==========   ==========

     As discussed above under "-Plan of Reorganization," our senior notes and convertible subordinated notes were cancelled and the holders of the notes received common stock of our reorganized company. Interest payments that will become due and payable on our senior credit facility and capital lease obligations during the remainder of 2002 total $3.1 million.

     At September 30, 2002, we had entered into agreements with vendors to purchase approximately $4.2 million of property, plant and equipment and services in 2002 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. In the 2002 fiscal nine-month period, we made net capital expenditures of approximately $27.9 million, primarily for addition of telecommunications equipment in connection with our local and data telecommunications services, and for infrastructure enhancements. We currently estimate that our aggregate capital requirements for 2002 will total approximately $30.0 million to $40.0 million, including the $4.2 million in commitments as of September 30, 2002.

     We currently estimate that our aggregate capital requirements for 2003 will total approximately $40.0 million. We currently plan that capital expenditures in 2003 will be used primarily for the following:

  . continued addition of telecommunications equipment in connection with our local and data telecommunications services; and

  .  infrastructure enhancements, principally for information systems.

     In November 2000, we entered a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if we purchase at least $250 million of equipment and services from Nortel Networks between November 1, 1999 and December 31, 2002. If we purchase less than $250 million of equipment and services, the agreement provides that we will be required to pay to Nortel a portion of the difference between the commitment and the amount actually purchased. Based on our actual and forecasted purchases under the agreement, we currently estimate that we may be required to pay Nortel Networks approximately $3.5 million to $3.8 million in the first quarter of 2003. In addition, Nortel Networks has deployed approximately $6.6 million of equipment under terms providing that payment is due when we place the deployed equipment into service. Based on our current schedule for placing this equipment into service, we expect that these terms will require us to pay $6.6 million in the fourth quarter of 2002 or the first quarter of 2003, depending on our need for capacity. Under other terms of this agreement, we are required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003. The estimated payment obligations under this agreement are in addition to the outstanding commitments of $4.2 million as of September 30, 2002 described above. We have reached an agreement in principle with Nortel Networks to modify our obligations under the existing agreement. If the agreement in principle is reflected in a new definitive agreement executed by ITC/\DeltaCom and Nortel Networks, we expect that we will not be required to make the estimated $3.5 million to $3.8 million payment described above, that we will be able to use approximately $4 million in accumulated vendor credits to reduce to approximately $12 million our estimated remaining payment obligations of approximately $16 million under the existing agreement, and that we will be obligated to make equipment-related payments to Nortel Networks of $1 million quarterly from the first quarter of 2003 through the fourth quarter of 2005.

ADOPTION OF FRESH START ACCOUNTING

     As of October 30, 2002, we will implement fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of the Company will be allocated to our assets and liabilities, our deficit will be eliminated, and our stockholders' equity will reflect the transactions under our plan of reorganization. We anticipate that the adoption of SOP 90-7 and fresh start reporting will have a material effect on our financial statements. As a result, our financial statements published for periods following the effectiveness of our plan of reorganization will not be comparable to our financial statements published before the effectiveness of the plan of reorganization.

     An estimate of the effect of fresh start reporting as of September 30, 2002 follows (in thousands). The amounts are based on preliminary valuation information. The final reorganization fair value of the Company that will be allocated to our assets and liabilities as of October 30, 2002 may be different from the amounts below.

                                  ITC/\DELTACOM
                  PRELIMINARY EFFECTS OF PLAN OF REORGANIZATION
                               SEPTEMBER 30, 2002

                                                    Historical         Effects of Plan      Fresh Start Accounting
                                                September 30, 2002    of Reorganization          Adjustments               Total
                                                ------------------    ------------------    ----------------------      ------------
Current assets ..............................   $           93,293    $           22,000    $                   --      $    115,293
Long-term assets ............................              677,216                    --                  (235,497)          441,719
                                                ------------------    ------------------    ----------------------      ------------
   Total assets .............................   $          770,509    $           22,000    $             (235,497)     $    557,012
                                                ==================    ==================    ======================      ============

Current liabilities .........................   $           92,821    $               --    $                   --      $     92,821
Long-term liabilities .......................              738,334              (538,147)                       --           200,187
                                                ------------------    ------------------    ----------------------      ------------

   Total liabilities ........................              831,155              (538,147)                       --           293,008
Stockholders' equity (including
 redeemable convertible preferred stock) ....              (60,646)              560,147                  (235,497)          264,004
                                                ------------------    ------------------    ----------------------      ------------
   Total liabilities and stockholders' equity   $          770,509    $           22,000    $             (235,497)     $    557,012
                                                ==================    ==================    ======================      ============

     The senior notes and convertible subordinated notes and related accrued interest, which are classified as liabilities subject to compromise in our balance sheet dated September 30, 2002, are included as long-term liabilities in the table above.

     Current assets in the table above includes $30 million of gross proceeds from our sale of the new Series A preferred stock, less $8.0 million of estimated reorganization expenses payable out of such proceeds.

EFFECTS OF NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," establishes accounting and reporting standards for goodwill and other intangible assets. SFAS No. 142 requires that amortization of goodwill cease on January 1, 2002 and that goodwill be assessed for impairment at least annually by applying a fair value-based test. Under SFAS No.142, if the fair value of the goodwill is less than the amount of goodwill recorded in the financial statements, then the goodwill is to be reduced in the financial statements to the fair value. SFAS No. 142 also requires that intangible assets be separately recognized in the financial statements if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Upon our adoption of SFAS No. 142 on January 1, 2002, we ceased amortization of goodwill. Goodwill amortization was $1.5 million in the 2001 fiscal quarter and $4.6 million in the 2001 fiscal nine-month period. We completed the transitional test as of January 1, 2002 and determined that goodwill has not been impaired. Pursuant to our adoption of SFAS No. 142, we will annually test goodwill for impairment on the anniversary of the transitional goodwill impairment test.

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

          SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after our emergence from bankruptcy proceedings on October 29, 2002.

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

          Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $156.0 million of borrowings outstanding under our senior credit facility as of September 30, 2002. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $156.0 million of our outstanding borrowings under the senior credit facility accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $156.0 million of variable-rate debt at October 31, 2002 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

ITEM 4.   CONTROLS AND PROCEDURES

          Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.

          There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                     PART II

                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Chapter 11 Proceedings

          As previously reported, on June 25, 2002, ITC/\DeltaCom, Inc. filed a voluntary petition in the United States Bankruptcy Court for the District of Delaware to reorganize under Chapter 11 of title 11 of the United States Code, as amended. On July 26, 2002, ITC/\DeltaCom filed with the Bankruptcy Court its proposed plan of reorganization. On August 23, 2002, ITC/\DeltaCom filed with the Bankruptcy Court a First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Revised, dated as of August 23, 2002, and a First Amended Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code, As Revised, dated August 23, 2002. On August 26, 2002, the Bankruptcy Court approved the disclosure statement and authorized ITC/\DeltaCom to solicit acceptances of the proposed plan by delivering copies of the proposed plan and disclosure statement and other information to each creditor and interest holder entitled to vote on the proposed plan. The deadline for voting on approval of the proposed plan was October 1, 2002. The proposed plan was approved by the vote of all classes of creditors and interest holders entitled to vote.

          On October 17, 2002, the Bankruptcy Court entered an order confirming ITC/\DeltaCom's First Amended Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated as of October 15, 2002. The transactions contemplated by the plan became effective on October 29, 2002.

          Additional information about the Chapter 11 proceedings and our plan of reorganization is set forth in our Current Reports on Form 8-K filed on August 28, 2002 and November 1, 2002.

Proceedings Affecting Rights-of-Way

          In April and May 2002, 190 lawsuits were filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, us and WorldCom, Inc. d/b/a MCI Group. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that WorldCom and/or we have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by WorldCom and us of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs' costs to prosecute the action. Mississippi Power Company, WorldCom and we have denied all of the plaintiffs' allegations. These actions are substantially similar to the other, previously reported actions that we are defending in state and federal courts in Mississippi. Of the 190 lawsuits, we believe only approximately 11 involve parcels of land across which the optical fiber of Mississippi Power Company runs are used by us in the provision of telecommunications services. On August 5, 2002, Mississippi Power Company removed all actions involving WorldCom's use of Mississippi Power Company's rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending.

          On April 19, 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi against Mississippi Power Company, Southern Company Services and us. The plaintiff seeks to permanently enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff's property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company and Southern regarding the use of the fiber optic cable on the rights-of-way across the plaintiff's property, proof that the use of the rights-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the rights-of-way, punitive damages of $1 million, and costs and expenses. Mississippi Power Company, Southern Company and we have denied all of the plaintiff's allegations.

          On July 8, 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and us in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment and accounting, fraudulent concealment, fraud, fraudulent misrepresentation and rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The landowners are seeking unspecified monetary damages and certain equitable relief. Mississippi Power Company, Southern Company and we deny all the allegations.

          On August 8, 2002, we were served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege Mississippi Power Company and we have violated the plaintiffs' rights with regard to the use of Mississippi Power Company's easement across the plaintiffs' property. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation, conspiracy, accounting and seek an unspecified amount of damages. We deny all such allegations.

BellSouth Deposit Contingency

          We depend on BellSouth for the provision of wholesale telecommunications services under our interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. As previously reported, BellSouth has requested by letter dated March 8, 2002 that we provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to us. On March 28, 2002, we filed a petition for declaratory judgment in Georgia state court seeking a ruling from the court that, based upon the terms of our interconnection agreements with BellSouth, BellSouth may not require us to place a $10 million deposit with BellSouth as security for future payment for services to be rendered to us by BellSouth. BellSouth has responded to our petition by seeking to have the matter heard before the Georgia Public Service Commission, rather than in Georgia state court. BellSouth has filed a petition with the Georgia Public Service Commission seeking a determination that we should be required to place a $17 million security deposit with BellSouth. We are contesting both the requirement for, and the amount of, the requested deposit. Based on our payment history with BellSouth, including the fact that BellSouth received all payments due from us during our reorganization process, our strengthened liquidity position as a result of our reorganization, and other relevant factors, we do not believe BellSouth is entitled to any amount of the deposit it seeks. We are actively negotiating with BellSouth a resolution of this dispute that would either eliminate or substantially reduce the amount of the requested deposit. BellSouth also has requested the Federal Communications Commission to approve new deposit language in its access tariff relating to us and other carriers. The FCC has suspended BellSouth's new tariff and is investigating BellSouth's proposed deposit language. If the FCC were to adopt BellSouth's proposed deposit language and if BellSouth were authorized to require a substantial deposit, our cash reserves may be insufficient to fund the deposit, which could have a material adverse effect on our ability to provide services to our customers.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          (a) As previously reported, to conserve liquidity for our business while we pursued restructuring negotiations during the second quarter of 2002, we did not pay the scheduled May 15, 2002 interest payments due on our 9 3/4% senior notes due 2008 and on our 4 1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment due on our 11% senior notes due 2007. The scheduled May 15, 2002 payments totaled approximately $6.1 million on our 9 3/4% senior notes and approximately $2.3 million on our 4 1/2% convertible subordinated notes. The scheduled June 1, 2002 payment totaled approximately $7.2 million. The indentures under which we issued our senior notes and convertible subordinated notes provide that an event of default will occur if we do not pay interest on any note within 30 days after the date on which the interest first became due and payable. Accordingly, we were in default under each of the foregoing note issues. The total amount of due but unpaid interest on these note issues would have been $15.6 million as of October 29, 2002. On September 1, 2002, we did not make a scheduled interest payment of an additional $7.1 million which would have been due on our 8-7/8% senior notes due 2008 in the absence of our bankruptcy proceedings.

          (b) We did not make the dividend payments on the outstanding shares of our Series B-1 preferred stock or Series B-2 preferred stock for the quarterly dividend period ended June 30, 2002. Under the Bankruptcy Code, dividends on the Series B preferred stock ceased to accrue during our bankruptcy proceedings. The amount of dividends which would otherwise have been payable for the quarterly dividend period ended June 30, 2002 on the Series B-1 preferred stock and the Series B-2 preferred stock was approximately $638,500 and $831,900, respectively. The Series B-1 preferred stock and Series B-2 preferred stock were cancelled on the effective date of our plan of reorganization.

ITEM 5.   OTHER INFORMATION

          On November 1, 2002, Welsh, Carson, Anderson & Stowe VIII, L.P., a Delaware limited partnership ("Welsh, Carson"), its general partner and the managing members of its general partner (collectively, the "Reporting Persons") filed with the Securities and Exchange Commission a statement on Schedule 13D under the Securities Exchange Act of 1934 (the "Schedule 13D") disclosing that the Reporting Persons beneficially own 22,107,085 shares of the Company's common stock, or approximately 49.4% of the 44,750,000 shares of new common stock outstanding immediately after the consummation on October 29, 2002 of the transactions contemplated by the Company's plan of reorganization. The Reporting Persons disclosed that they may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act and that each Reporting Person shares with the other Reporting Persons voting and dispositive power with respect to the 22,107,085 shares reported as beneficially owned. The Reporting Persons further disclosed that 7,286,907 shares of the 21,054,451 shares reported as owned by Welsh, Carson will be subject to an escrow agreement with JP Morgan Chase Bank as escrow agent until the provisions of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), no longer restrict Welsh,

Carson from acquiring such shares. In an amendment to the Schedule 13D filed with the Securities and Exchange Commission on November 8, 2002, the Reporting Persons disclosed that on November 7, 2002 Welsh, Carson had filed a Notification and Report Form under the HSR Act seeking clearance to acquire in excess of 50% of the voting securities (as defined in the HSR Act) of the Company. The waiting period under the HSR Act is scheduled to expire, unless earlier terminated, at 11:59 p.m., New York City time, on December 6, 2002, subject to extension in certain circumstances.

          The Reporting Persons disclosed in the Schedule 13D that they acquired the shares reported as beneficially owned pursuant to the plan of reorganization upon cancellation of the Company's senior notes held by Welsh, Carson or JP Morgan Chase Bank as escrow agent. The Reporting Persons state in the Schedule 13D that based upon their review of their investment in the Company and in other companies, as well as other factors, they and/or other persons affiliated with them may acquire additional securities of the Company or sell some or all of their common stock and, in addition, among other transactions, may formulate plans or proposals, and may from time to time explore, or make formal proposals relating to, a possible acquisition or restructuring of, or a business combination involving, the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

          ITC/\DeltaCom files herewith the following exhibits:

                    10.1 Purchase Agreement, dated as of August 22, 2002, among
                         ITC/\DeltaCom, Inc., the Several Purchasers named therein and ITC Holding Company, Inc. Filed herewith.

                    10.2 Purchase Agreement, dated as of August 22, 2002,
                         between ITC/\DeltaCom, Inc. and SCANA Corporation. Filed herewith.

                    99.1 Written Statement of Chief Executive Officer and Chief
                         Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.

(b) Reports on Form 8-K.

          The following Current Reports on Form 8-K were filed by ITC/\DeltaCom during the period covered by this report:

                    Filing Date of Report               Item Reported

                         August 9, 2002           Item 4 (termination of
                                                  relationship with Arthur
                                                  Andersen LLP as independent
                                                  auditor)

                         August 28, 2002          Item 9 (filing of revised plan
                                                  of reorganization and related
                                                  matters; delisting of common
                                                  stock from NASDAQ National
                                                  Market)

                        September 9, 2002         Item 4 (engagement of BDO
                                                  Seidman, LLP as independent
                                                  auditor)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ITC/\DeltaCom, Inc.
                                  (Registrant)

        Date: November 14, 2002              By: /s/ Douglas A. Shumate
                                             --------------------------
                                                    Douglas A. Shumate
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    (Duly Authorized Officer and
                                                    Principal Financial Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002                     /s/ Larry F. Williams
                                            ------------------------------------
                                            Larry F. Williams
                                            Chairman and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002                     /s/ Douglas A. Shumate
                                             -----------------------------------
                                             Douglas A. Shumate
                                             Senior Vice President - Chief
                                             Financial Officer

                              Exhibit Index

Number                             Exhibit Description
------    ----------------------------------------------------------------------

10.1 Purchase Agreement, dated as of August 22, 2002, among ITC/\DeltaCom, Inc., the Several Purchasers named therein and ITC Holding Company, Inc. Filed herewith.

10.2 Purchase Agreement, dated as of August 22, 2002, between ITC/\DeltaCom, Inc. and SCANA Corporation. Filed herewith.

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). Filed herewith.