Form 10-K
period 2002-12-31
ITC DELTACOM INC
filed 2003-03-31
CIK 1041954

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

                                                     OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________to ___________

                         Commission file number: 0-23253

                                   -------------------

                               ITC/\DELTACOM, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                        58-2301135
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                        Identification No.)

            1791 O.G. Skinner Drive, West Point, Georgia    31833
              (Address of principal executive offices)   (Zip Code)

                                 (706) 385-8000
               (Registrant's telephone number, including area code)

                               -------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

                                (Title of Class)

                               -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [_] No [X]

     The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant at June 28, 2002, based upon the last reported sale price of the registrant's common stock on the NASDAQ National Market on that date, was approximately $3.0 million.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

     The number of shares of the registrant's common stock outstanding on March 21, 2003 was 44,848,300.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
                                                 PART I

Item 1.           Business .............................................................................        1

Item 2.           Properties ...........................................................................       18

Item 3.           Legal Proceedings ....................................................................       19

Item 4.           Submission of Matters to a Vote of Security Holders ..................................       23

                                                 PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters ................       24

Item 6.           Selected Financial Data ..............................................................       26

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations ........................................................................       28

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk ...........................       52

Item 8.           Financial Statements and Supplementary Data ..........................................       53

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial
                     Disclosure ........................................................................       53

                                                 PART III

Item 10.          Directors and Executive Officers of the Registrant ...................................       54

Item 11.          Executive Compensation ...............................................................       58

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related
                     Stockholder Matters ...............................................................       63

Item 13.          Certain Relationships and Related Transactions .......................................       70

Item 14.          Controls and Procedures ..............................................................       74

                                                 PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K .....................       75

Index to Consolidated Financial Statements ............................................................        F-1

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. All statements regarding our expected financial position and operating results, our business strategy, our financing plans, forecasted demographic and economic trends relating to our industry and the markets in which we operate, and similar matters are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may," "will," "anticipate," "estimate," "expect" or "intend." We cannot promise you that our expectations in such forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed under "Business--Risks" in this report.

                                     PART I

     Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

     Unless we indicate otherwise, references in this report to "we," "us," "our" and "ITC/\DeltaCom" mean ITC/\DeltaCom, Inc. and its subsidiaries and predecessors. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand and dollar amounts less than $1 million to the nearest thousand.

Item 1. Business.

Overview

     ITC/\DeltaCom, Inc. is a competitive telecommunications company that provides voice and data telecommunications services on a retail basis to businesses and residential customers in the southern United States and regional telecommunications transmission services over its network on a wholesale basis to other telecommunications companies. In connection with these services, we own, operate or manage an extensive fiber optic network, which extends throughout ten southern states.

     Beginning in the third quarter of 2001, we initiated a strategic and operational restructuring intended to accelerate positive cash flow from operations by emphasizing our core retail services and reducing operating costs. In addition to de-emphasizing some non-core services, the key elements of this strategy include reduction of our employee base, consolidation of facilities and operations, and reduction of capital expenditures. We also have sought to eliminate a substantial portion of our existing indebtedness and reduce our fixed interest costs so that we are able to achieve and maintain positive cash flow from operations through the current period of uncertainty affecting the telecommunications industry and competitive telecommunications companies.

     In order to complete our reorganization expeditiously, we filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code on June 25, 2002. On October 17, 2002, the United States bankruptcy court entered an order confirming our plan of reorganization. We consummated our reorganization under the plan on October 29, 2002.

     As a consequence of our reorganization and in accordance with applicable accounting rules, we have separately presented our financial results for 2002 in the accompanying audited consolidated financial statements and in other portions of this report as follows: results for the period from January 1, 2002 to October 29, 2002 are reported under "Predecessor" and the results for the period from October 30, 2002 to December 31, 2002 are reported under "Successor." To compare our 2002 financial results, after giving effect to our reorganization, to our 2001 financial results for purposes of the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report, we have combined the periods from January 1, 2002 to October 29, 2002 and from October 30, 2002 to December 31, 2002.

     We were incorporated in Delaware in 1997. Our principal executive offices are located at 1791 O.G. Skinner Drive, West Point, Georgia 31833, and our telephone number at that address is (706) 385-8000. Our web site may be found at www.itcdeltacom.com. The contents of our web site do not form part of this report.

Services and Facilities

     Services. We currently provide our services in two business segments:

     . integrated voice and data telecommunications services on a retail basis, which we refer to as our "retail services"; and

     . regional telecommunications transmission services to other telecommunications companies on a wholesale basis using our fiber optic network and directory assistance services, which we refer to as our "broadband transport services."

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

     .    Internet access services;

     .    customer premise equipment sales, installation and maintenance; and

     . managed services, professional services and hardware and software sales.

Our customer-focused software and network architecture permit us to present our customers with one fully integrated monthly billing statement for the entire package of telecommunications services they purchase from us.

     We previously provided our managed services, professional services and hardware and software sales operations through our e/\deltacom business, which we reported as a separate business segment through December 31, 2001. Because we no longer manage e/\deltacom as a separate business segment, we integrated these services into our suite of retail services beginning in the first quarter of 2002.

     Local Telephone Services. We currently provide local telephone services by using our network and facilities and by reselling the services of the former monopoly local telephone companies, which we refer to as the "incumbent carriers." We offer local telephone services in all 35 markets in which we have a branch office.

     In connection with offering local telephone services, we have entered into interconnection agreements with BellSouth Telecommunications, Inc., CenturyTel, Inc., SBC Communications Inc., Sprint Communications Company, L.P. and Verizon Communications Inc. to resell the local telephone services of these incumbent carriers and interconnect our network with the networks of these incumbent carriers for the purpose of gaining immediate access to their unbundled network elements. These interconnection agreements currently allow us to provide local service on a resale basis or by purchasing the unbundled network elements required to provide local service over our network and facilities. These agreements allow us to enter new markets with reduced capital expenditures and to offer local service to our customer base. State regulatory authorities have approved the terms of our interconnection agreements. Our interconnection agreements will remain subject to review and modification by these state regulatory authorities. We believe, but cannot assure you, that these interconnection agreements provide a foundation for us to provide local service on a reasonable commercial basis. Factors that may adversely affect our ability to provide local service on a reasonable commercial basis include unsettled legal and regulatory issues, legal and regulatory developments and existing operational issues with the incumbent carriers that are not resolved by the interconnection agreements.

     Our interconnection agreements with BellSouth expire in June 2003. We will continue to operate under the terms of the existing agreements until new agreements are reached. We are arbitrating, or plan to initiate arbitration of, the rates and terms of new interconnection agreements with BellSouth in all nine BellSouth states. We are unable to determine the impact, if any, these arbitration proceedings or any new interconnection agreements will have on our results of operations and financial condition.

     Our strategy is to offer facilities-based local service in a majority of our markets by connecting, or "colocating," our equipment with the equipment of the former monopoly local telephone companies with which we have interconnection agreements. As of December 31, 2002, we had installed our telecommunications equipment in 185 locations and were offering our "Infinity" local telephone service, as well as our "Unity," "DUNE" and data services, in all of the 35 markets in which we have a branch office. The Unity service typically connects our customer's telecommunications equipment to our network using a direct T-1 digital transmission line and provides the customer with local and long distance calling capacity on any of the T-1's 24 available channels. DUNE is an offering of individual telephone lines on a T-1 digital transmission line and is connected directly to a customer's telephone or other telecommunications equipment.

     Since the fourth quarter of 1999, we have offered our "Integrated-T" service, which allows our customers to use a single digital T-1 transmission line for both voice and data services, including frame relay, Internet access and private line services. The Integrated-T service enables our customers to take advantage of advanced features and lower costs offered by digital access and offers the convenience of one service provider for voice and data services. This service enables us to take advantage of our existing voice services and network infrastructure by selling data services over the same transmission line.

     In the fourth quarter of 2000, we began to offer, under an agreement we signed with BellSouth in June 2000, a UNE-P, or unbundled network element-platform, service in all of the BellSouth markets in which we operate. To provide the UNE-P service, we purchase all of the required elements from BellSouth at reduced prices. This has allowed us to earn higher gross margins on the sale of our services. Through December 31, 2002, we had installed over 52,950 UNE-P lines. We expect to continue to convert resale customers to this service during 2003. We anticipate that this conversion will continue to have a favorable impact on our gross margins.

     Long Distance Telephone Services. We offer a range of retail long distance telephone services, including traditional switched and dedicated long distance, toll-free calling, international, calling card and operator services.

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

     Since 2001, we have offered virtual private networking services based on the Internet protocol, Internet security services, including managed firewall services and our Intrusion Detection Service, and network managed services. Our virtual private network offering provides our customers with a dedicated line or secure dial-up access between multiple sites allowing the same level of security, performance and availability as a private network. The managed firewall service and our Intrusion Detection Service provide our customers security for Internet connections and reduce our customer's capital expenditures and personnel costs necessary to achieve this level of security. Our network management services allow our customers to outsource all of their frame relay network management to us.

     Internet Access. We provide dedicated Internet access, electronic mail and web hosting services. We expect businesses will require faster Internet access and larger bandwidth in the future, and we intend to offer products that will meet that demand.

     Local Telecommunications Services for Internet Service Providers. We provide local wholesale telecommunications services to Internet service providers. These services include primary rate interface connectivity between our network and the network of the Internet service provider and equipment colocation services that permit the Internet service provider to colocate its modems, routers or network servers with our network equipment.

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

     Colocation Services. Our colocation services allow businesses to have a secure data center presence without incurring significant capital expenditures, increasing traffic on their corporate network or burdening their information technology staff. We offer hosting, security, data storage, monitoring, networking and hardware solutions. Our colocation services include Internet connectivity with varying speeds of bandwidth, primary and secondary domain name services support, timely reporting of system performance and continuous monitoring by our network operations staff.

     Managed Services. Our managed services include system monitoring, managed messaging, managed system and e-mail security services, storage management services and hardware management services. Our system monitoring services include the monitoring of critical system thresholds, problem resolution and detailed reporting. Our managed security services include managed firewalls, virtual private networks, intrusion detection, vulnerability assessments, content and virus scanning and authentication systems. Our storage management services include the assessment and implementation of storage solutions, which offer customers multiple technology and hardware choices. Our hardware management services offer the customer our ability to provide hardware maintenance for servers from numerous vendors.

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

     Hardware and software sales. We sell hardware and software from various manufacturers, including Sun Microsystems, Inc., Cisco Systems, Inc., EMC Corporation, Hewlett-Packard Company, Microsoft Corporation, Checkpoint Systems, Inc. and Oracle Corporation.

     Broadband Transport Services. Our broadband transport services customers include telecommunications companies that own transmission facilities, such as fiber optic cables, as well as telecommunications companies that do not own transmission facilities. These customers use our broadband transport services to transport the traffic of their customers between local access and transport areas, which are geographic areas composed of contiguous local exchanges. Calls transmitted over a long-haul circuit for a customer are generally routed by the customer through a switch to a receiving terminal in our network. We transmit the signals over a long-haul circuit to the terminal where the signals are to exit our network. Our customer then routes the signals through another switch and to the call recipient through a local carrier. We offer our broadband transport services in varying degrees of speed and size. Some of our services are used by our customers for very high capacity inter-city connectivity and specialized high-speed data networking. We connect our network to our customer's facilities either by local carrier or by a direct connection. We typically bill our broadband transport services customers a fixed monthly rate depending on the capacity and length of the circuit, regardless of the amount of capacity that is actually used by the customer. We also offer directory assistance services through our broadband transport services business.

     As a result of general market conditions and continued reductions in the rates we charge for our broadband transport services, we have decreased the amount of capital we invest in our broadband transport business. We expect that our broadband transport services will continue to experience less favorable market conditions and a decline in revenues in 2003 compared to 2002.

     Consolidation of Retail Services and Broadband Transport Services Segments. As a result of cost-reducing measures we implemented in connection with our reorganization and the changing environment of the telecommunications business. We expect to consolidate, beginning with the first quarter of 2003, our broadband transport services segment into our retail services segment, which will be managed and reported as a single business segment. We expect to continue to provide detailed revenue disclosure concerning our end-user, retail customers and our wholesale customers.

     Facilities. As of December 31, 2002, we owned or managed approximately 10,088 route miles of a fiber optic network that covered portions of ten states in the southern United States. As of the same date, our network extended to approximately 188 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities, including in some smaller cities where our only competitor is the former monopoly local telephone company.

     As of December 31, 2002, we owned approximately 6,143 route miles of our fiber optic network, which we have built or acquired since 1992, either directly or through indefeasible rights of use arrangements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,945 route miles of network owned and operated by these three utilities. In addition, we are able to purchase network capacity to some cities not covered by our owned and managed network in North Carolina and South Carolina under a buy-sell agreement with PalmettoNet, Inc. and SCANA Communications, Inc., which manage fiber optic facilities in those two states. This agreement enables us to buy capacity on the networks of these two companies at pre-established prices, which are generally more favorable than the prices for such capacity available in the open market.

     As a result of cost-reducing measures we implemented in connection with our 2002 reorganization and the continued revenue decline experienced by our broadband transport business, we do not expect to spend a significant amount of capital on the development of our fiber optic network in 2003 or, possibly, thereafter. We expect little, if any, expansion of our network route mileage during 2003, and anticipate that any capital expenditures associated with our network will be applied to maintain the existing capabilities of the network.

     We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, over a portion of our network. At December 31, 2002, over 63% of our network traffic was also protected by geographical diverse routing, a network design also called a "self healing ring," which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable, assuming capacity is available.

     We purchase much of our network equipment, including switches, optical transport products and access nodes, from Nortel Networks Inc. Under the purchase agreement we entered into in November 2000, we have committed to purchase up to $250 million of products and services from Nortel Networks before a deadline that has been extended to April 4, 2003. As of December 31, 2002, we had purchased $115.9 million of such products and services. For additional information about our agreement with Nortel Networks, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     A key component of our network is our switches, which are the primary electronic components that connect customers to our network and transmit voice communications over our network. Our primary switching facilities for voice communications consist of Nortel DMS-500 switches in the following locations:

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

     We expect to continue to evaluate our network and assess the need for additional switching capacity. We also have colocated telecommunications equipment in various markets in the southern United States. Colocation enables us to provide remote local and long distance services in additional markets where we do not have switches by using our Nortel DMS-500 switches as hosts to the equipment we locate in remote markets. This equipment is connected to our Nortel DMS-500 switching platform using our fiber optic network wherever possible. This networking design, together with our interconnection agreements with large local telephone companies such as BellSouth, has enabled us to be a facilities-based provider of local and long distance telephone services in all of our markets.

        We are a member of the Associated Communications Companies of America, a ten-member trade association that negotiates with carriers for wholesale telecommunications services for its members. The collective buying power of its members enables the association to negotiate as if it were one of the larger telecommunications services providers in the United States.

     In November 2000, we opened and commenced operations in an initial portion of our data center in Suwanee, Georgia. We completed the remainder of the facility in 2001. The data center is a centralized facility that provides advanced hosting, colocation and other services. The data center floor space contains open racks, enclosed cabinets, caged areas and suites. The center is connected through multiple and diverse connections to our fiber optic network. Site access is controlled by security officers, video surveillance and enhanced security procedures, and the center is protected by advanced fire protection devices. Temperature, humidity and air quality are carefully maintained to promote uninterrupted server operation. The data center also has redundant power supply systems to provide a constant source of power in the event of a component failure.

Sales and Marketing

     Retail Services. We focus our retail sales efforts on businesses in the southern United States. We market our retail services through a sales force composed of direct sales personnel, technical consultants and technicians. We believe that high-quality employee training is a prerequisite for superior customer service and, as a result, require each member of our retail sales force to complete our intensive training program. Our marketing strategy is built upon the belief that customers prefer to have one company accountable for all of their telecommunications services. Each branch office provides technical assistance for its voice, data, Internet and customer premise equipment as required. Our customers are assured that they will have a single point of contact, 24 hours a day, seven days a week, to support all of the services they receive from us.

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

     Our retail services contracts generally provide for payment in arrears based on minutes of use for long distance services and in advance for local telephone, data and Internet services. The agreements also generally provide that the customer may terminate the affected service without a charge for early termination in the event of substantial and prolonged outages arising from causes within our control and for other specified causes. The agreements generally provide that the customer must utilize at least a minimum amount, measured by dollars or minutes of use, of switched long distance services per month for the term of the agreement.

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

     We also offer colocation services, managed services, professional services and hardware and software sales from our data center in Suwanee, Georgia to business customers. The sales personnel for these services and products make direct calls to prospective and existing business customers, work closely with our engineering staff to design specific solutions for each customer and seek to market these services as part of our bundle of retail service offerings.

     During the first quarter of 2003, we initiated our "Grapevine" offering of local services to residential customers. Grapevine customers receive our local telephone services bundled with one of our long distance service plans. We expect the incremental revenues generated by Grapevine will augment our existing customer base, although we currently do not expect that our offering of residential services will capture a significant share of the residential market for local telephone service.

     Broadband Transport Services. We provide long distance voice and data transmission services through long distance circuit contracts with other long distance carriers, including WorldCom, Inc., Sprint, Qwest Communications International Inc. and Cable & Wireless plc. As of December 31, 2002, we had remaining future long-term contract commitments for broadband transport services totaling approximately $62.7 million, which expire on various dates through 2007. We also provide our long-haul transmission services to customers after contract expiration on a month-to-month basis. Our long-haul contracts provide for fixed monthly payments, which are generally made in advance.

Competition

     The telecommunications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the retail services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, AT&T Corp., Sprint, WorldCom and BellSouth. These companies, among others, have substantially greater financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than ITC/\DeltaCom. These companies also operate more extensive transmission networks than we do. In addition, companies such as Broadwing Inc. and Qwest have constructed or are constructing nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network. We also increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because, at this time, they generally do not pay carrier access charges or universal service fees.

     Our principal competitor for local services is the incumbent carrier in the particular market, which is BellSouth in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. Further, we are highly dependent on incumbent carriers for local network facilities and wholesale services required in order for us to assemble our own local retail services. We also face competition from local carriers other than incumbent carriers, which we refer to as "competitive carriers," some of which already have established local operations in some of our current and target markets. In addition, incumbent carriers are expected to compete in each other's markets in some cases. Wireless telecommunications providers are competing with wireline local telephone service providers, which further increases competition.

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

     Regional Bell operating companies, such as BellSouth, are allowed to provide outside their home regions "interLATA" long distance services, which are long distance services that originate and terminate in different local access and transport areas, as well as interLATA mobile services within their regions. Under the Telecommunications Act of 1996, the regional Bell operating companies are allowed to provide interLATA long distance services within their regions after meeting requirements intended to foster opportunities for local telephone competition. These companies already have extensive fiber optic cable, switching and other network facilities in their respective regions that they can use to provide long distance services. The regional Bell operating companies have already obtained approval to provide in-region long distance service in many states. As of December 31, 2002, the FCC had approved applications of BellSouth to provide in-region long distance service throughout its region, in Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, and Tennessee. SBC Communications has been authorized to provide in-region long distance service in Arkansas, Texas, California, Kansas, Missouri and Oklahoma. Verizon Communications has been authorized to provide in-region long distance service in Connecticut, Delaware, Maine, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island, Vermont and Virginia, and has additional applications pending in the District of Columbia, Maryland, and West Virginia. Qwest Communications has been authorized to provide in-region long distance service in Colorado, Idaho, Iowa, Montana, Nebraska, North Dakota, Utah, Washington and Wyoming. By offering in-region long distance services in our markets, BellSouth is able to offer substantially the same integrated local and long distance services as ITC/\DeltaCom, and will have a significant competitive advantage in marketing those services to its existing local customers.

     A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the telecommunications industry also could increase the level of competition faced by our broadband transport customers and us. SBC Communications acquired Ameritech Corporation in October 1999, GTE Corporation and Bell Atlantic Corporation merged to form Verizon Communications in June 2000, Qwest acquired US WEST, Inc. in June 2000, Time Warner, Inc. merged with America Online, Inc. to form AOL Time Warner Inc. in January 2001, and the AT&T Broadband unit merged with Comcast Corporation in November 2002. In addition, SBC Communications and Williams Communications, a long distance services provider, entered into a strategic alliance in 2000 pursuant to which the two companies have agreed to supply services to each other. The telecommunications market is very dynamic, and we believe additional competitive changes are likely in the future.

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

     Federal Regulation. We are classified as a non-dominant carrier by the FCC and, as a result, are subject to relatively limited regulation of our interstate and international services. Some general policies and rules of the FCC apply to us, and we are subject to some FCC reporting requirements, but the FCC does not review our billing rates. We possess the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required.

     The FCC required non-dominant long distance companies, including us, to detariff interstate long distance domestic and international services in 2001. In 2001, the FCC also permitted competitive local carriers, including us, to choose either to detariff the interstate access services that we sell to long distance companies that originate or terminate traffic from or to our local customers, or to maintain tariffs but comply with rate caps. Tariffs set forth the rates, terms and conditions for service and must be updated or amended when rates are adjusted or products are added or removed. Before detariffing, we filed tariffs with the FCC to govern our relationship with most of our long distance customers and with long distance companies that originated or terminated traffic from or to our local customers. The detariffing process has required us, among other things, to post these tariffs on our web site instead of filing them at the FCC. Because detariffing precludes us from filing our tariffs at the FCC, we are no longer subject to the "filed rate doctrine," under which the tariff controls all contractual disputes between a carrier and its customers. The detariffing process has effectively required us to enter into individual contracts with each of our customers and to notify our customers when rates are adjusted or products are added or removed. This process increases our costs of doing business. Detariffing may expose us to legal liabilities and costs if we can no longer rely on the filed rate doctrine to settle contract disputes with our customers.

     The FCC's role with respect to local telephone competition arises principally from the Telecommunications Act of 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecomunications. The Telecommunications Act imposes a variety of duties on local carriers, including competitive carriers such as ITC/\ltaCom, in order to promote competition in the provision of local telephone services. These duties include requirements for local carriers to:

     . complete calls originated by customers of competing carriers on a reciprocal basis;

     .    permit the resale of their services;

     .    permit users to retain their telephone numbers when changing carriers;
          and

     . provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

     Incumbent carriers also are subject to additional duties. These duties include obligations of incumbent carriers to:

     . interconnect their networks with networks or facilities of competitors;

     .    offer colocation of competitors' equipment at their premises;

     . make available elements of their networks, including network facilities, features and capabilities, on non-discriminatory, cost-based terms; and

     . offer wholesale versions of their retail services for resale at discounted rates.

     Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with and use of some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse impact on our ability to provide competitive local telephone services. Under the Telecommunications Act, incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the foregoing arrangements.

     The FCC recently adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitors. The FCC has released a summary of its decision, but as of March 24, 2003 had not released the full text of the order, so many details of the decision have not been made public. The changes described in the summary could significantly limit our access to incumbent carriers' network elements. First, the FCC adopted rules permitting state regulators, under specified circumstances, to impose significant limitations on the ability of competitive carriers like us to purchase the "unbundled network element platform," or "UNE-P," from incumbent local exchange carriers at regulated prices based on the FCC's "Total Element Long Run Incremental Cost" or "TELRIC" methodology. The state commissions may impose geographic limitations or time limitations on the availability of UNE-P at TELRIC rates, and may impose time limitations or phase out the availability of this offering over a specified time period. Second, the FCC adopted restrictions on the availability of some broadband loops and network elements at TELRIC rates and limited the services that competitors can provide over those elements. In addition, the FCC is eliminating, following a transition period, the requirement that incumbent local exchange carriers provide "line sharing" arrangements, which some competitive local carriers use to provide broadband telecommunications and Internet services. The FCC may further deregulate the incumbent carriers' broadband offerings and/or restrict the availability of those carriers' broadband facilities to competitive carriers. Each of these policy decisions is likely to be challenged on appeal. It is difficult to predict the length and outcome of the judicial appeal proceedings. Finally, the FCC is likely to initiate a re-examination of its TELRIC pricing methodology for network elements. Such a re-examination may lead to unfavorable changes to these pricing rules. Legislation has been proposed in Congress in the past and may be proposed in the future that would further restrict competitive carriers' access to incumbent local carriers' network elements. Any restriction on, or reduction of, the network elements available to us could have a material adverse effect on our business.

     Among other interconnection agreements, we entered into new interconnection agreements with BellSouth in 1999 that have enabled us to continue to provide local service in all nine BellSouth states on either a resale basis or by purchasing all unbundled network elements required to provide local service on a facilities basis, without using facilities we own. These interconnection agreements expire in June 2003. We are arbitrating the rates and terms of a new agreement with BellSouth. These interconnection agreements have not resolved, and we do not expect the contemplated new BellSouth interconnection agreements will resolve, all operational issues, including those relating to the colocation of our equipment with that of BellSouth. We expect, but cannot assure you, that each new BellSouth interconnection agreement to which we are a party will provide us with the ability to provide local service in the nine BellSouth states on a reasonable commercial basis.

     In July 2001, the FCC adopted revised rules affecting its equipment colocation requirements. In a number of ways, the FCC's revised rules are favorable to competing carriers such as ITC/\ltaCom. In other ways, however, these rules may prevent competing carriers from colocating their equipment in a manner that best suits their business needs. We expect that the interconnection agreements we enter into with BellSouth and with other carriers will be subject to the FCC's revised colocation rules, but these rules may change or otherwise operate to the advantage of incumbent carriers.

     The Telecommunications Act eliminated previous prohibitions on the provision of interLATA long distance services by the regional Bell operating companies and GTE Corporation, which is now part of Verizon Communications. The regional Bell operating companies are permitted to provide interLATA long distance service outside those states in which they provide local service, or "out-of-region long distance service," upon receipt of any necessary state and federal regulatory approvals that are otherwise applicable to the provision of intrastate and interstate long distance service. Under the Telecommunications Act, the regional Bell operating companies are allowed to provide long distance service within the regions in which they also provide local service, or "in-region long distance service," on a state-by-state basis upon specific approval of the FCC and satisfaction of other conditions, including a checklist of interconnection requirements intended to open local telephone markets to competition. BellSouth has completed the process of obtaining long distance approval in all nine states in its region.

     In the future, an important element of providing competitive local services may be the ability to offer customers high-speed broadband local connections. As discussed above, the FCC recently adopted significant restrictions on the unbundled network elements that incumbent carriers must make available to competitors to enable them to provide broadband services to customers using incumbent carrier networks. The FCC also is considering what regulatory treatment, if any, should be accorded to digital subscriber line services provided by telecommunications companies and to cable modem services, which are used by cable companies to deploy high-speed Internet access services. The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which high-speed broadband local services are deployed by our competitors. Congress has also considered in the past and may consider in the future legislation that would deregulate some aspects of the incumbent local carriers' broadband services and would reduce the extent to which those carriers must provide access to their networks to competitive local carriers for the provision of broadband services. Several cable companies already are offering broadband Internet access over their network facilities, and incumbent carriers and competitive carriers also offer such service through digital subscriber line technology. If we are unable to meet the future demands of our customers for broadband local access on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

     The FCC regulates the interstate access rates charged by incumbent carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC is in the process of implementing access policy changes that over time are expected to reduce access rates and the cost of providing long distance service, especially to business customers. In 2001, the FCC continued its efforts to lower access charges. We expect further FCC action in this area. The full impact of the FCC's decisions will not be known until its decisions are implemented over the next several years, at which time they could have an adverse impact on our business.

     In April 2001, the FCC issued a ruling changing the compensation mechanism for traffic exchanged between telecommunications carriers that is destined for Internet service providers. In doing so, the FCC prescribed a new rate structure for this traffic and prescribed gradually reduced caps for its compensation. ITC/\DeltaCom may, in the course of its business, exchange the traffic of Internet service providers with other carriers. The FCC's ruling in connection with such traffic affected a large number of carriers, including ITC/\DeltaCom, and further developments in this area could have a significant impact on the industry and on us. While a federal court remanded that FCC decision for further consideration, the court did not reverse the decision, so it remains in effect. The FCC is likely to re-adopt the same substantive requirements but with a revised rationale in response to the court's remand decision.

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

     In a related proceeding, the FCC has changed the methodology used to subsidize universal telephone service and other public policy goals. Beginning in April 2003, telecommunications providers like us will pay a fee calculated as a percentage of projected revenues for the quarter of contribution in order to support these goals. Before April 2003, the calculation was based on historical revenues. Some states are also implementing universal service funds. The effects of these decisions are uncertain and subject to change. In particular, the fees we pay to subsidize universal service may increase or decrease substantially in the future as a result of these federal and state proceedings.

     The FCC continues to consider related questions regarding the applicability of access charges and universal service fees to Internet service providers. Currently, Internet service providers are not subject to these expenses, and a federal court of appeals has upheld the FCC's decision not to impose such fees. However, the incumbent carriers and other parties argue that this exemption unfairly benefits Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications services. The FCC is in the process of re-examining this issue. We are not in a position to determine how these issues regarding access charges and universal service fees will be resolved or whether the resolution of these issues will be harmful to our competitive position or our results of operations.

     The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations.

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

     Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, cancelled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. Public utility commissions or third parties may raise issues with regard to our compliance with applicable laws or regulations.

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

     Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Telecommunications Act preempts the ability of states to forbid local service competition, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. The scope of state regulation will be refined through rules and policy decisions made by public utility commissions as they address local service competition issues.

     We also will be affected by state public utility commission decisions related to the incumbent carriers despite United States Supreme Court decisions upholding the FCC's rule-making power under the Telecommunications Act. For example, public utility commissions have responsibility under the Telecommunications Act to oversee relationships between incumbent carriers and their new competitors with respect to such competitors' use of the incumbent carriers' network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when necessary. Important issues regarding the scope of the authority of public utility commissions in this area and the extent to which the commissions will adopt policies that promote local telephone service competition remain unresolved. For example, the FCC recently decided that state commissions would play the main role in determining whether the elements included in the unbundled network element platform, or "UNE-P," will continue to be made available at cost-based rates in particular geographic areas and for purposes of serving particular classes of customers. It is unclear how particular state commissions will exercise this authority. Moreover, state commissions may seek to eliminate or restrict network elements or combinations of elements that the FCC decides to retain, or to retain elements or combinations that the FCC decides to eliminate or restrict. Any such conflicts between regulatory authorities are likely to be decided by reviewing courts, and it is not clear how such differences will be resolved. It is difficult to predict how these matters will be resolved or their impact on our ability to pursue our business plan.

     States also regulate the intrastate carrier access services of the incumbent carriers. We are required to pay access charges to the incumbent carriers when they originate or terminate our intrastate long distance traffic. We could be materially adversely affected by high access charges, particularly to the extent that the incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services. States also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, incumbent carriers such as BellSouth advocate the formation of state-level funds that would be supported by potentially large payments by businesses such as ITC/\DeltaCom based on their total intrastate revenues. Another issue is the use by some incumbent carriers, with the approval of the applicable public utility commissions, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or will be addressing various intraLATA dialing parity issues that may affect competition. Our business could be materially adversely affected by these developments.

     We also will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. We believe that, as the degree of intrastate competition increases, the states will offer the incumbent carriers increasing pricing flexibility. This flexibility may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing incumbent carriers to offer competitive services at prices lower than most or all of their competitors. BellSouth has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition even if the traditional BellSouth local business does not receive more pricing flexibility. Kentucky has placed limitations on such affiliates, while Tennessee has refused such affiliate applications by BellSouth. We cannot predict the extent to which these developments may affect our business.

     Local Government Authorizations and Related Rights-of-Way. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. Following the expiration of existing franchises, these fees may not remain at their current levels. In many markets, the incumbent carriers do not pay these franchise fees or they pay fees that are substantially less than those required to be paid by us, although the Telecommunications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that competitors do not pay the same level of fees as we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network could have a material adverse effect on us. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms. Further, unresolved issues exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

Employees

     As of December 31, 2002, we had approximately 1,830 employees, of whom 1,735 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Risks

     Our business and affairs are subject to a number of risks, including the following:

Our adoption of fresh start reporting will make some period-to-period comparisons of our financial condition less meaningful.

     Our financial statements published for periods following the effectiveness of our plan of reorganization under Chapter 11 of the United States bankruptcy code will not be comparable to our financial statements published before the effectiveness of the plan of reorganization and included elsewhere in this report. On October 30, 2002, following the consummation of our plan of reorganization, we implemented fresh start reporting under applicable accounting principles. As a result, we have allocated the reorganization fair value of ITC/\DeltaCom to our assets and liabilities, eliminated our deficit, and reflected the reorganization transactions under stockholders' equity. Our adoption of Statement of Position 90-7, "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code," and fresh start reporting have had a material effect on our financial statements.

Our wholesale services, including our broadband transport services, have been adversely affected by network overcapacity, service cancellations, bankruptcies and other factors.

     In recent periods, we have experienced adverse trends relating to our wholesale service offerings, including our broadband transport services, that have resulted primarily from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers, including customers of our local interconnection business. We expect that these factors will result in continued declines in revenues and EBITDA, as adjusted, from broadband transport services in 2003 compared to 2002, while our local interconnection revenues should stabilize in the second quarter of 2003. EBITDA, as adjusted, represents earnings before net interest, other income and other expenses, reorganization items, income taxes and depreciation and amortization. As a result, we have decreased the amount of capital we invest in our wholesale business, which could lead to further revenue declines.

We are subject to legal proceedings that could adversely affect our ability to provide services.

     To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various private parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or be able to renew or replace them after they expire. Third parties have initiated legal proceedings challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Florida Power Company, Gulf Power Company, Georgia Power Company, Kansas City Southern Railroad and Illinois Central Railroad. If some of these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be forced to abandon significant portions of our network and possibly pay monetary damages. For information concerning legal proceedings related to some of our rights-of-way, see "Legal Proceedings."

Our business is subject to significant competitive pressures that could limit our ability to grow.

     Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. We may not be able to achieve or sustain operating profitability, adequate market share or significant revenue growth in any of our markets. The prices we charge for our retail local, long distance and data services and for our broadband transport services have declined significantly in recent years. Some or all of these prices may continue to decline, which could adversely affect our ability to generate positive cash flows from operations. We may be required to reduce further our prices for the local, long distance or data services because BellSouth, our principal competitor in many of the markets we serve, has been authorized to offer in-region long distance services throughout its nine-state region. We expect to continue to face significant pricing and product competition from BellSouth and the other large, established telephone companies that currently are the dominant providers of telecommunications services in our markets. We also will continue to face significant competitive product and pricing pressures from other companies like us that attempt to compete in the local services market.

Agreements governing our current indebtedness contain restrictive covenants that place limits on our business activities.

     We are subject to restrictions under our $156 million credit facility and capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation. These restrictions affect and, in some cases, significantly limit or prohibit, among other things, our ability to incur additional indebtedness, create liens, make investments and sell assets. For us to incur additional indebtedness under the foregoing agreements, the indebtedness must meet a specified minimum interest coverage ratio or qualify as one of a limited number of specified types of permitted indebtedness. These agreements may limit our flexibility to plan for, or react to, changes in our business, place us at a competitive disadvantage relative to our competitors who have less debt, make us more vulnerable to a downturn in our business or the economy generally, and require us to use a substantial portion of our cash flow from operations to pay principal and interest on our debt, rather than for working capital and capital expenditures.

We will have to generate substantial operating cash flow to meet our obligations under our debt agreements.

     Our ability to make scheduled principal and interest payments under our $156 million senior credit facility and principal capital lease facilities, incur additional indebtedness and continue to comply with our loan covenants will depend primarily on our success in generating substantial operating cash flow. Our failure to comply with our loan covenants might cause our lenders to accelerate our repayment obligations under our senior credit facility and under our principal capital lease facilities, which may be declared payable immediately based on a senior credit facility default. We will be required through June 30, 2006 to repay an increasing amount of our $156 million of outstanding borrowings under our senior credit facility. To remain in compliance with our senior credit facility covenants, we must comply with financial covenants and ratios based on our levels of capital expenditures, secured and total debt, and cash flow. For more information about these covenants and ratios, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

We may be required to make change of control payments totaling approximately $19.7 million under one of our rights-of-way agreements, which would significantly reduce the funds we can invest in our business.

     We have obtained a portion of our rights-of-way under an agreement with Southern Telecom, Inc. and its affiliates that provides for significant annual fixed payments by us through 2020. Events specified in the agreement, including a change of control of ITC/\DeltaCom, as defined, can cause termination of the annual payment provisions and require us to make a one-time payment. In January 2003, Southern Telecom initiated suit against us, claiming that our October 2002 reorganization resulted in a change of control of ITC/\DeltaCom under the agreement. As a result, Southern Telecom has claimed that we became obligated to pay it a total of approximately $19.7 million. We do not believe we are obligated to make this payment. Nevertheless, if we are required to make the payment, the funds we have available for other uses related to the operation or expansion of our business would be significantly reduced.

If we are unable to interconnect with BellSouth and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.

     In order to provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities. Our interconnection agreements with BellSouth expire in June 2003, and we are arbitrating the rates and terms of new agreements with BellSouth. We may not be able to enter into new interconnection agreements with BellSouth or other carriers on favorable terms, in a timely manner, or at all. Further, federal regulators have adopted substantial modifications to the requirements that obligate BellSouth and other former monopoly local telephone companies to provide to us at regulated rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be materially adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would have a material adverse effect on our ability to provide local telephone services.

Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.

     We depend on other telecommunications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the rates charged to our competitors and permit profitable pricing of our long distance services. The charges for access services historically have made up a significant percentage of our overall cost of providing long distance service. Some of our Internet-based competitors generally are exempt from these charges, which could give them a significant cost advantage in this area.

Our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our operating results.

     We have effectively extended our network with minimal capital expenditures by entering into marketing and management agreements with public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Under these agreements, we generally earn a commission based upon a percentage of the gross revenues generated by the sale of capacity on the utility's networks. Cancellation or non-renewal of any of these agreements, or any future failure by us to acquire and maintain similar network agreements in these or other markets as necessary, could materially adversely affect our operations. In addition, some of our agreements with the public utility companies are nonexclusive, and our business would suffer from any reduction in the amount of capacity that is made available to us.

     Our ability to provide service also could be materially adversely affected by a cable cut or equipment failure along our fiber optic network. A significant portion of our fiber optic network is not protected by electronic redundancy or geographical diverse routing. Lack of these safeguards could result in our inability to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure or to an entirely different fiber optic route, assuming capacity is available, in the event of a total cable cut or if we fail to maintain our rights-of-way on some routes.

We may not be able to retain the few large customers on which we depend for a significant percentage of our revenues.

     We may not be able to retain our large customers or we may be required to lower significantly our prices to retain these customers. The table below sets forth the approximate percentages of our total revenues generated in 2002, 2001 and 2000 by our five largest retail services customers and our three largest broadband transport services customers:

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                        2002       2001        2000
                                                                        ----       ----        -----
Five largest retail services customers ..........................        6.4%       6.3%        7.5%
Three largest broadband transport services customers ............       10.8%      12.6%       15.2%

     WorldCom, Inc. and its subsidiaries accounted for approximately 7.4% of our broadband transport services revenues in 2000, approximately 6.4% of our broadband transport services revenues in 2001 and approximately 5.6% of our broadband transport services revenues in 2002. WorldCom filed for protection under Chapter 11 of the United States bankruptcy code in July 2002 and has recently requested that we reduce the prices for the broadband transport services we provide to it. We expect that these developments may result in reduced revenue generation by our broadband transport services business for 2003 and, possibly, future periods.

The local and long distance industries are subject to significant government regulation, which may change in a manner that is harmful to our business.

     We are required to comply with telecommunications regulations implemented by federal, state and local governments. We are required to obtain authorizations from the FCC and state public utility commissions to offer some of our telecommunications services, to file tariffs for many of our services and to comply with local license, franchise or permit requirements relating to installation and operation of our network. Many of these regulations continue to change. Any of the following events related to the manner in which our business is regulated could limit the types of services we provide or the terms on which we provide these services:

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

Our failure to maintain adequate billing, customer service and information systems will limit our ability to increase our services.

     Our inability to identify adequately all of our information and processing needs, to process the information adequately or accurately or to upgrade our systems as necessary could have a material adverse effect on our operating results. We depend on sophisticated information and processing systems to grow, monitor costs, bill customers, provision customer orders and achieve operating efficiencies. As we increase our provision of dial tone and other services, our need for enhanced billing and information systems will also increase.

     In addition, we have experienced problems with respect to the operations support systems used by us and other new carriers to order and receive network elements and wholesale services from the incumbent carriers. These systems are necessary for new carriers like us to provide local service to customers on a timely and competitive basis. FCC rules, together with rules adopted by state public utility commissions, may not be implemented in a manner that will permit us effectively to order, receive and provision network elements and other facilities necessary for us to provide many of our services.

We are subject to risks associated with rapid changes in technology.

     Our business could suffer from unexpected developments in technology, or from our failure to adapt to these changes. The telecommunications industry is subject to rapid and significant changes in technology and we may be required to select one emerging technology over another. We will be unable to predict with any certainty, at the time we are required to make our investments, whether the technology we have chosen will prove to be the most economic, efficient or capable of attracting customer usage.

Our success depends on our ability to attract and retain key personnel.

     The loss of the services of our key personnel, or our inability to attract, recruit and retain sufficient or additional qualified personnel, could hurt our business. Our business is currently managed by a small number of key management and operating personnel, including our executive officers. Most of our senior management team has extensive experience in the telecommunications industry working together as a team and has developed and directed our business strategy since our formation. We do not maintain "key man" insurance on these employees. Because of current market conditions, our stock incentive program may not provide an adequate incentive to current or potential key employees to become or remain employed by us.

One of our investors owns a significant amount of our common stock, which gives it the ability to exercise significant influence over major corporate decisions.

     Welsh, Carson, Anderson & Stowe VIII, L.P. and its affiliates have reported that they beneficially owned 49.4% of our common stock as of December 18, 2002 and have obtained clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 to acquire in excess of 50% of our voting securities, as defined in that Act. The Welsh, Carson, Anderson & Stowe group has stated in its SEC filings that, among other transactions, it may formulate plans or proposals, and may from time to time explore, or make formal proposals relating to, a possible acquisition or restructuring of, or a business combination involving, ITC/\DeltaCom. As a result:

     . the Welsh, Carson, Anderson & Stowe group will have the ability to exercise significant influence over the election of our directors, subject to the voting rights of the holders of our Series A preferred stock;

     . the Welsh, Carson, Anderson & Stowe group will have the ability to exercise significant influence over other major decisions involving our company or its assets; and

     . the Welsh, Carson, Anderson & Stowe group may have interests that differ from those of our other stockholders as a result of significant investments by the Welsh, Carson, Anderson & Stowe group in other telecommunications companies.

Item 2.  Properties.

     We own our corporate headquarters in West Point, Georgia and our data center in Suwanee, Georgia.

     We own switch sites in Anniston, Birmingham and Montgomery, Alabama and Nashville, Tennessee and lease space for a network operations center in Arab, Alabama. We also lease space for our switch sites in the following locations:

     .   Jacksonville, Ocala and West Palm Beach, Florida;

     .   Atlanta, Georgia;

     .   Gulfport, Mississippi;

     .   Greensboro, North Carolina;

     .   Columbia, South Carolina; and

     .   Houston, Texas.

The leases for these switch sites expire on various dates from 2004 to 2014.

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

     .   Biloxi, Hattiesburg and Jackson, Mississippi;

     .   Charlotte, Greensboro and Raleigh, North Carolina;

     .   Charleston, Columbia and Greenville, South Carolina; and

     .   Chattanooga, Knoxville and Nashville, Tennessee.

The leases for these branch offices expire on various dates from 2003 through 2007. We also lease office space for various administrative functions, including accounting, legal, sales and human resources, in Huntsville, Alabama, and own an administrative office in Arab, Alabama.

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

     Regulatory Proceedings. We are a party to numerous regulatory proceedings affecting the segments of the communications industry in which we operate, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by the regional Bell operating companies. We anticipate these companies will continue to pursue litigation, regulations and legislation in states within our 10-state principal operating area to reduce regulatory oversight and state regulation over their rates and operations. These companies are also actively pursuing major changes in the Telecommunications Act and by litigation and legislation which we believe would adversely affect competitive telecommunications service providers, including ITC/\DeltaCom. If adopted, these initiatives could make it more difficult for us to compete with these companies and other incumbent carriers. We may not succeed in our challenges to these or other similar actions that would prevent or deter us from successfully competing with the incumbent carriers.

     Proceedings Affecting Rights-of-Way. To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various private parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or be able to renew or replace them after they expire. Third parties have initiated legal proceedings challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Florida Power Company, Gulf Power Company and Georgia Power Company. If some of these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of way, franchises and licenses, we may be forced to abandon significant portions of our network and possibly pay monetary damages. As indicated below or in note 11 to our audited consolidated financial statements appearing elsewhere in this report, which is incorporated herein by reference, the results of these challenges are uncertain and, individually or in the aggregate, could have a material adverse effect on our results of operations or financial position. These challenges include, but are not limited to, the following:

     Mississippi Power Company Rights-of-Way. A portion of our network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several landowners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. We became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi has directed us not to use that portion of our fiber optic network located on Mississippi Power Company's rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. We have rerouted all of the circuits on the affected portion of our network so that we may continue to provide services to our customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit our use, we believe our potential liability for damages may be limited to the value of a permanent easement for that use. We cannot assure you in this respect, however, since the landowners are seeking damages equal to the profits or gross revenues received by us from our use of Mississippi Power Company's rights-of-way in Jasper County and punitive damages for our use of the route.

     We initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which we seek declaratory judgments confirming our continued use of cables in Mississippi Power Company's rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company and us seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Both civil suits were recently dismissed by the court. The order of dismissal in the civil action involving the 37 parcels of land has been appealed by us to the United States Court of Appeals for the Fifth Circuit. We intend to seek reconsideration of the order of dismissal in the civil action involving the 63 parcels of land. Before the dismissals, we had resolved the issue of our use of the rights-of-way with some of the defendants.

     In April and May 2002, 190 lawsuits were filed and, in October and December 2002, 30 lawsuits were filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, us and WorldCom, Inc. d/b/a MCI Group. The landowners have voluntarily dismissed WorldCom from each action due to WorldCom's Chapter 11 bankruptcy filing. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement from which WorldCom or we have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by WorldCom and us of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs' costs to prosecute the action. Mississippi Power Company, WorldCom and we have denied all of the plaintiffs' allegations. Of the 190 lawsuits, we believe only approximately 11 involve parcels of land used by us in the provision of telecommunications services. These lawsuits, together with all other actions involving WorldCom's use of Mississippi Power Company's rights-of-way, have been removed to the United States District Court for the Southern District of Mississippi. Mississippi Power Company has requested that court to transfer these actions to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending.

     In August 2002, we were served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege Mississippi Power Company and we have violated the plaintiffs' rights with regard to the use of Mississippi Power Company's easement across the plaintiffs' properties. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation, conspiracy, accounting and seek an unspecified amount of damages. We deny all such allegations. These lawsuits have been removed to the United States District Court for the Southern District of Mississippi. Mississippi Power Company has requested that court to transfer these actions to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending.

     In September 2002, Mississippi Power Company and we were served with a summons and complaint filed in a civil action in the Circuit Court of Jasper County, Mississippi. The landowners of 75 parcels of property located in various Mississippi counties allege Mississippi Power Company and we have violated the landowners' rights with regard to the use of Mississippi Power Company's easements across the landowners' property similar to other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy and seek from each plaintiff $5 million in compensatory damages, $50 million in punitive damage, disgorgement of gross revenues, a percentage of gross revenues derived from use of the rights-of-way and court costs. We deny all allegations. These lawsuits have been removed to the United States District Court for the Southern District of Mississippi. Mississippi Power Company has requested that court to transfer these actions to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending, although WorldCom is not a party to this lawsuit.

     In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi against Mississippi Power Company and us by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of property located in Lamar County, Mississippi. The plaintiffs also were defendants in our action involving 37 parcels of land described above. The plaintiffs have not specified the particular dollar amount of damages they are seeking.

     Mississippi Power Company and Southern Company Rights-of-Way. In April 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi against Mississippi Power Company, Southern Company Services and us. The plaintiff seeks to permanently enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff's property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company or Southern Company regarding the use of the fiber optic cable on the rights-of-way across the plaintiff's property, proof that the use of the rights-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the rights-of-way, punitive damages of $1 million, and costs and expenses. Mississippi Power Company, Southern Company and we have denied all of the plaintiff's allegations.

     In July 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and us in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment and accounting, fraudulent concealment, fraud, fraudulent misrepresentation and fraudulent concealment, and rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The landowners are seeking unspecified monetary damages and equitable relief. Mississippi Power Company, Southern Company and we deny all the allegations. These lawsuits have been removed to the United States District Court for the Southern District of Mississippi. Mississippi Power Company has requested that court to transfer these actions to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending.

     Gulf Power Company Rights-of-Way. We use the rights-of-way of Gulf Power Company in Florida for a portion of our network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County,

Florida, by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit us or other carriers to transmit telecommunications services over the rights-of-way. We were made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis that, among other things, there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court also has permitted the plaintiffs to amend their complaint to allege additional facts to support their contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way.

     Georgia Power Company Rights-of-Way. We use rights-of-way of Georgia Power Company in Georgia for a portion of our network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia by a group seeking compensatory and punitive damages and claiming to represent a class of landowners alleged that Georgia Power and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. We were made a party to the suit in January 2002.

     In November 2002, a civil action was filed by a plaintiff, claiming to be representative of a class of all landowners over whose land Georgia Power Company maintains facilities, in the Superior Court of Walton County, Georgia, against Georgia Power Company and us. The plaintiff alleges the documents granting Georgia Power Company the rights to cross the plaintiff's property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. The civil action claims trespass and unjust enrichment. There are no specified dollar amounts demanded in the complaint. The plaintiff seeks compensatory damages, punitive damages, attorney fees, and injunctive relief requiring the removal of the fiber optic facilities from the plaintiff's land. Georgia Power Company and we deny the allegations.

     Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. In March 2003, a civil action was filed in the United States District Court for the Southern District of Mississippi, Jackson Division, by plaintiffs claiming to represent a class of Mississippi property owners across which rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad run. The plaintiffs claim that the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad do not permit third parties, including ITC/\DeltaCom, to install or operate telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion, and seek declaratory relief, unspecified compensatory and punitive damages, restitution, disgorgement, attorney fees and an accounting of amounts paid to the railroads. We deny that our use of the rights-of-way has resulted in the alleged trespass, unjust enrichment or conversion, and we otherwise deny the plaintiffs' allegations.

     ITC/\DeltaCom's Suit for Rights-of-Way Indemnification. In August 2001, we filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which we have obtained rights to use the rights-of-way for portions of our fiber optic telecommunications network. We seek a declaratory judgment that the defendants are required to use their best efforts to defend and indemnify us against any claims alleging that we do not have the right to use the rights-of-way of these entities. In December 2001, we filed for summary judgment and, subsequently, the defendants have filed for summary judgment, but the court has not ruled on these motions. The defendants also have filed a counterclaim requesting, among other items, that we reimburse them for the cost of perfecting the applicable rights-of-way.

     BellSouth Deposit Contingency. We depend on BellSouth for the provision of wholesale telecommunications services under our interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. As previously reported, BellSouth requested by letter dated March 8, 2002 that we provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to us. On March 28, 2002, we filed a petition for declaratory judgment in Georgia state court seeking a ruling from the court that, based upon the terms of our interconnection agreements with BellSouth,

BellSouth may not require us to place a $10 million deposit with BellSouth as security for future payment for services to be rendered to us by BellSouth. BellSouth responded to our petition by seeking to have the matter heard before the Georgia Public Service Commission, rather than in Georgia state court. BellSouth filed a petition with the Georgia Public Service Commission seeking a determination that we should be required to place a security deposit of approximately $17 million with BellSouth. BellSouth has subsequently withdrawn this petition. Based on our payment history with BellSouth, including the fact that BellSouth received all payments due from us during our reorganization process, our strengthened liquidity position as a result of the reorganization, and other relevant factors, we do not believe that BellSouth is entitled to any amount of the deposit it has sought. If it is determined that BellSouth may require a substantial deposit, our cash reserves may be insufficient to fund the deposit, which could have a material adverse effect on our ability to provide services to our customers.

     Southern Telecom Change of Control Payment. In January 2003, Southern Telecom, Inc. filed a civil action against us in Troup County, Georgia Superior Court, alleging breach of contract by us under the Revised and Restated Fiber Optic Facilities and Services Agreement, dated June 9, 1995, as amended, between us and Southern Telecom, on behalf of itself and as agent for affiliated power companies. We have obtained a significant portion of our network rights-of-way pursuant to this agreement. Southern Telecom alleges that we breached the agreement by failing to pay Southern Telecom approximately $125,000 by November 29, 2002 and approximately $19.6 million by January 28, 2003, for a total of approximately $19.7 million, that it alleges became due and payable as a result of an alleged "change of control" of ITC/\DeltaCom under the agreement. Southern Telecom contends that such a change of control occurred on October 29, 2002, when our plan of reorganization became effective. We have denied all of the allegations in Southern Telecom's complaint.

Item 4. Submission of Matters to a Vote of Security Holders.

     On August 26, 2002, as part of our plan of reorganization under Chapter 11 of the United States bankruptcy code that became effective on October 29, 2002, the bankruptcy court authorized ITC/\DeltaCom to solicit acceptances of the proposed plan of reorganization by delivering copies of the proposed plan, related disclosure statement and other information to each creditor and interest holder entitled to vote on the proposed plan, which included all of the former holders of our old common stock, preferred stock, senior notes and convertible subordinated notes. The deadline for voting on approval of the proposed plan of reorganization was October 1, 2002. The proposed plan of reorganization was approved by the vote of all classes of creditors and interest holders entitled to vote.

     Except as described above, there were no matters submitted to, or voted on by, our security holders in the fourth quarter of 2002.

                                     PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.

     Market for the Common Stock. Our common stock has been listed on the OTC Bulletin Board and has traded under the symbol "ITCD.OB" since November 6, 2002. Our common stock was issued effective as of October 29, 2002 upon consummation of our plan of reorganization described elsewhere in this report. Our common stock, which was provisionally approved for listing on the NASDAQ National Market, subject to compliance with the minimum bid price requirement and other initial listing requirements of the NASDAQ Marketplace Rules, was quoted on the NASDAQ National Market from October 30, 2002 through November 5, 2002. We were notified by the NASDAQ Stock Market that the listing of our common stock would be transferred to the OTC Bulletin Board because the common stock had failed to achieve a minimum closing bid price of at least $5.00 on any of the five trading days immediately following the effective date of our plan of reorganization.

     During the period from October 30, 2002 through December 31, 2002, the high and low sale prices for the common stock were $4.04 per share and $1.99 per share. These high and low sale prices both occurred on trading days when the common stock was quoted on the NASDAQ National Market.

     There is no public trading market for the Series A preferred stock or the warrants.

     On March 21, 2003, there were approximately 1,200 record holders of the common stock, approximately 35 record holders of the Series A preferred stock, and approximately 35 record holders of the warrants. For information on shares of our common stock authorized for issuance under our equity compensation plans, see "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information."

     The following table sets forth the high and low sale prices for our old common stock during 2001 and during 2002 through our reorganization plan effective date of October 29, 2002. Our old common stock was quoted on the NASDAQ National Market through August 27, 2002 and listed on the OTC Bulletin Board thereafter.


     2001                                                High          Low
     ----                                                ----          ---
     First Quarter .................................   $ 11.44       $ 4.75
     Second Quarter ................................      6.70         2.91
     Third Quarter .................................      4.50         1.06
     Fourth Quarter ................................      1.33         0.51

     2002                                                High          Low
     ----                                                ----          ---
     First Quarter .................................   $  0.98       $ 0.26
     Second Quarter ................................      0.35         0.04
     Third Quarter (through October 29, 2002) ......      0.14         0.02

     Dividend Policy. We did not declare or pay any cash dividends on our capital stock that was outstanding before we consummated our plan of reorganization on October 29, 2002. Future declaration and payment of dividends, if any, on our new common stock or Series A preferred stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements. The agreements governing our $156 million senior credit facility and our capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation limit our ability to pay cash dividends by prohibiting our operating subsidiaries from distributing funds to ITC/\DeltaCom for this purpose. Under the certificate of designation of our Series A preferred stock, we have the option, instead of paying cash dividends, to pay dividends in additional shares of Series A preferred stock.

     Recent Sales of Unregistered Securities. As of October 29, 2002, under our plan of reorganization:

     . As consideration for the cancellation of all of our outstanding senior notes, in a total principal amount of $415 million plus accrued and unpaid interest, we issued to the former holders of those notes a total of 40,750,000 shares of the common stock of our reorganized company.

     . As consideration for the cancellation of all of our outstanding convertible subordinated notes, in a total principal amount of $100 million plus accrued and unpaid interest, we issued to the former holders of those notes a total of 2,500,000 shares of our new common stock.

     . As consideration for the cancellation of all of our outstanding common stock, Series A preferred stock and Series B preferred stock, including accumulated and undistributed dividends on the Series B preferred stock, we issued to the former holders of those securities a total of 500,000 shares of our new common stock.

     . We issued and sold in a rights offering to holders of our old common stock and old preferred stock, for a total purchase price of $184,600, 1,846 shares of 8% Series A convertible redeemable preferred stock of our reorganized company and warrants to purchase approximately 6,276 shares of our new common stock.

     In connection with these issuances, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 1145(a) of the United States bankruptcy code. We issued all of these securities pursuant to our plan of reorganization, which was confirmed by the United States Bankruptcy Court for the District of Delaware on October 17, 2002 and became effective on October 29, 2002.

     On October 29, 2002, in connection with our plan of reorganization, we issued and sold in a private offering 298,154 shares of our new Series A preferred stock, warrants to purchase approximately 1,013,724 shares of our new common stock, and 1,000,000 shares of our new common stock for a total cash purchase price of $29.8 million. In connection with the private offering, which was made exclusively to accredited investors, we relied on the exemption from registration under the Securities Act of 1933 provided in Section 4(2) of the Securities Act and Regulation D thereunder.

     Conversion of Series A Preferred Stock. If not redeemed by us before the mandatory redemption date of October 29, 2012, each share of Series A preferred stock is convertible at the holder's option, in whole or in part, at any time after such share is issued, into a number of shares of common stock which is obtained by dividing the $100 liquidation preference per share plus the amount of any accrued and unpaid dividends accrued to, but not including, the conversion date by the conversion price applicable to such share. The initial conversion price of the Series A preferred stock is $5.7143 per share of common stock. The conversion price is subject to reduction from time to time under the circumstances described below. The right to convert shares of Series A preferred stock called for redemption will terminate at the close of business on the last business day before the date fixed for optional or mandatory redemption, unless we default in paying the redemption price. We will not issue fractional shares of common stock upon the conversion of any share of Series A preferred stock. Instead, in our discretion, we may either round up a fractional share of common stock to the nearest whole share of common stock or pay cash in lieu of the fractional share based on the market price of the common stock on the business day preceding the conversion date.

     In order to prevent dilution of the foregoing conversion rights, the conversion price of the Series A preferred stock will be subject to reduction, subject to specified exceptions, if at any time through October 29, 2004 we issue or sell, or we are deemed to have issued or sold, shares of common stock for no consideration or for a consideration per share less than the exercise price in effect on the date of issuance or sale, or deemed issuance or sale, of such common stock. The conversion price of the Series A preferred stock will be proportionately reduced if we subdivide the shares of common stock into a greater number of shares by any stock split, stock dividend, recapitalization, reorganization, reclassification or other transaction, and will be proportionately increased if we combine the shares of common stock into a smaller number of shares by any reverse stock split, recapitalization, reorganization, reclassification or other transaction. We will not be required to give effect to any adjustment of the conversion price unless and until the net effect of one or more required adjustments will have resulted in a change of the conversion price by at least 1%. When the cumulative net effect of more than one adjustment will be to change the conversion price by at least 1%, we will give effect to such change to the conversion price.

     Exercise of Warrants. Each warrant is represented by a warrant certificate which entitles the holder thereof to purchase for cash one share of common stock at an exercise price of $5.114 per share. The warrant exercise price and the number of shares of common stock issuable upon exercise of a warrant are subject to adjustment on substantially the same terms as the conversion price of the Series A preferred stock. Each warrant is exercisable at any time during the period commencing on October 29, 2002 and ending immediately prior to 5:00 p.m., New York City time, on October 29, 2007. Each warrant not exercised before such expiration date will become void and all rights of the holder in respect of such warrant will cease as of such date.

     Warrants may not be exercised by any holder for an amount of less than 100 shares of common stock unless such holder only owns, in the aggregate, such lesser amount. We will not be required to issue fractional shares of common stock upon the exercise of warrants. If more than one warrant is presented for exercise in full at the same time by the same holder, the number of full shares of common stock issuable upon the exercise of such warrants will be computed on the basis of the aggregate number of shares purchasable upon exercise of such warrants. If any fraction of a share of common stock would be issuable upon the exercise of any warrants, we may, in our sole discretion, either round such fractional share up to the nearest whole number or pay an amount in cash equal to the market price of such share, as determined on the business day immediately preceding the date the warrant is presented for exercise, multiplied by such fraction, rounded up to the nearest whole cent.

     Holders of warrants will be able to exercise their warrants only if a registration statement relating to the exercise of the warrants and issuance of the shares underlying the warrants is then effective under the Securities Act and is available, or if the exercise of the warrants and issuance of shares upon such exercise is exempt from the registration requirements of the Securities Act and such shares are qualified for sale or exempt from registration or qualification under the applicable securities laws of the states or other jurisdictions in which the various holders of the warrants, or other persons to whom it is proposed that such shares be issued upon the exercise of such warrants, reside.

Item 6. Selected Financial Data.

     The following table sets forth our selected consolidated financial data. The selected historical income statement data for each of the years ended December 31, 2001, 2000, 1999 and 1998 and the selected historical balance sheet data as of the years then ended have been derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants. The selected historical income statement data for the periods from January 1, 2002 to October 29, 2002 and October 30, 2002 to December 31, 2002, and the selected historical balance sheet data as of October 29, 2002 and December 31, 2002, have been derived from the consolidated financial statements that have been audited by BDO Seidman, LLP, independent public accountants. We have divided our 2002 historical income statement and balance sheet data into these two periods as a result of our adoption, under AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," of fresh start reporting on October 30, 2002, following our emergence from Chapter 11 bankruptcy reorganization proceedings on October 29, 2002. The selected financial and operating data as of and for the periods ended October 29, 2002 and December 31, 2002 are generally not comparable to the financial results for prior periods. You should read the financial data below together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

                                                    Successor                                Predecessor
                                                    ---------    ------------------------------------------------------------------
                                                   Period from     Period from                 Year Ended December 31,
                                                                                 --------------------------------------------------
                                               October 30, 2002  January 1, 2002
                                                to December 31,   to October 29,
                                                      2002             2002         2001        2000           1999         1998
                                                      ----             ----         ----        ----           ----         ----
                                                                     (In thousands, except share data)
Income Statement Data:
Operating revenues ............................   $    65,569    $   352,897   $   415,339   $   363,648   $   244,844  $   171,838
                                                  -----------    -----------   -----------   -----------   -----------  -----------
Expenses:
  Cost of services ............................        30,021        164,920       186,121       155,000       118,721       82,979
  Inventory write-down ........................            --             --         1,663            --            --           --
  Selling, operations and administration ......        27,108        136,472       188,712       151,050        96,854       64,901
  Depreciation and amortization ...............         9,002        105,696       118,938        86,519        53,810       30,887
  Loss on early termination of credit
    facility and debt (a)......................            --             --            --         1,321            --        8,436
  Special charges (b) .........................            --            223        74,437            --            --           --
                                                  -----------    -----------   -----------   -----------   -----------  -----------
    Total expenses ............................        66,131        407,311       569,871       393,890       269,385      187,203
                                                  -----------    -----------   -----------   -----------   -----------  -----------
Operating loss ................................          (562)       (54,414)     (154,532)      (30,242)      (24,541)     (15,365)
Interest expense ..............................        (2,350)       (35,704)      (58,833)      (55,482)      (45,293)     (31,930)
Interest and other income (expense), net ......           216             60         1,434        14,337        14,949        6,499
                                                  -----------    -----------   -----------   -----------   -----------  -----------
Loss before reorganization items and income
  taxes .......................................        (2,696)       (90,058)     (211,931)      (71,387)      (54,885)     (40,796)
Reorganization items (c) ......................            --         60,792            --            --            --           --
Income tax expense (benefit) ..................            --             --            --          (512)           94       (6,454)
                                                  -----------    -----------   -----------   -----------   -----------  -----------
Net loss ......................................        (2,696)       (29,266)     (211,931)      (70,875)      (54,979)     (34,342)
Preferred stock dividends and accretion .......          (514)        (4,210)       (3,713)           --            --           --
                                                  -----------    -----------   -----------   -----------   -----------  -----------
    Net loss applicable to common
        stockholders ..........................   $    (3,210)   $   (33,476)  $  (215,644)  $   (70,875)  $   (54,979) $   (34,342)
                                                  ===========    ===========   ===========   ===========   ===========  ===========
Basic and diluted net loss per common share
(c)(d) ........................................   $     (0.07)   $     (0.54)  $     (3.46)  $     (1.16)  $     (0.98) $     (0.67)
                                                  ===========    ===========   ===========   ===========   ===========  ===========
Basic and diluted weighted average common
  shares outstanding (c) (d) ..................    44,750,000     62,364,768    62,292,085    60,928,387    56,370,269   50,972,361

Balance Sheet Data (at period end):
Working capital (deficit) .....................   $    23,978    $    (5,860)  $    (6,741)  $    85,094   $   244,913  $   190,118
Total assets ..................................       553,520        754,243       878,332     1,048,526       807,598      587,517
Long-term liabilities .........................       212,946        204,347       723,874       713,869       516,907      417,934
Liabilities subject to compromise (c) .........            --        538,147            --            --            --           --
Stockholders' equity (deficit) ................       237,245       (139,209)      (21,930)      181,053       218,162      118,200

Other Financial Data:

Capital expenditures ..........................         4,916         29,784       161,965       309,831       165,540      147,842
Cash flows provided by (used in) operating
  activities ..................................         7,216         12,580       (10,524)       45,931        (5,334)       9,512
Cash flows used in investing activities .......         4,916         29,780       154,798       305,208       149,995      118,166
Cash flows (used in) provided by financing
  activities ..................................        (1,977)         6,388        65,225       151,986       219,593      198,447
EBITDA, as adjusted (e) .......................         8,440         51,282       (35,594)       56,277        29,269       23,958
Pro forma EBITDA, as adjusted (e) .............         9,625         50,790        45,268        41,498        29,269       23,958
   ---------------------

(a) Amounts charged to income for the year ended December 31, 2000 and 1998 related to losses on the early termination of credit facility and early termination of debt have been reclassified in accordance with SFAS No. 145.

(b) In 2002, we recorded non-recurring special charges consisting of a write-down of impaired property and equipment of $223,000. In 2001, we recorded non-recurring special charges consisting of a write-down of impaired property and equipment of $23.0 million and a write-down of goodwill and other intangible assets of $51.4 million. See note 10 to our audited consolidated financial statements appearing elsewhere in this report.

(c) On June 25, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy code. The plan was confirmed on October 17, 2002 and became effective on October 29, 2002. Accordingly, we reclassified our senior notes and convertible subordinated notes, which were subject to compromise in the reorganization, as "liabilities subject to compromise" before the effective date. Expenses related to the reorganization, such as professional fees and administrative costs, are classified as "reorganization items." On the reorganization effective date, all shares of old common stock were cancelled and new shares of common stock were issued. See note 3 to our audited consolidated financial statements appearing elsewhere in this report.

(d) On September 4, 1998, we effected a two-for-one stock split of our common stock in the form of a stock dividend. All references to number of shares, except shares authorized, and to per share information in our audited consolidated financial statements for 1998 have been adjusted to reflect the stock split on a retroactive basis.

(e) EBITDA, as adjusted, represents earnings before extraordinary item, net interest, other income and other expenses, income taxes, reorganization items and depreciation and amortization. Pro forma EBITDA, as adjusted, represents earnings before the foregoing items and, in addition, before restructuring charges, special charges and the other items shown in the table below. We use the term "EBITDA, as adjusted," because that measure does not include non-cash expense items, extraordinary items or reorganization items and we use the term "pro forma EBITDA, as adjusted," because that measure also does not include restructuring charges, special charges or the other items shown in the table below. We evaluate and project the performance, liquidity and cash flows of our business using several measures, including EBITDA, as adjusted, and pro forma EBITDA, as adjusted. We consider these measures to be important indicators of our performance and of liquidity for our operations and cash flow improvements between periods, because these measures eliminate some non-cash expense items and non-recurring items. These measures should not be considered alternatives to net income, as calculated in accordance with accounting principles generally accepted in the United States, as a measure of performance or to cash flows, as calculated in accordance with accounting principles generally accepted in the United States, as a measure of liquidity. We have included these measures because we believe they may provide a better comparison of our performance and liquidity to the performance and liquidity of our competitors. EBITDA, as adjusted, is not necessarily comparable with similarly titled measures for other companies.

     Neither EBITDA, as adjusted, nor pro forma EBITDA, as adjusted, is a measurement of financial performance under accounting principles generally accepted in the United States. We believe that operating loss is the financial measure under such generally accepted accounting principles that is most directly comparable to EBITDA, as adjusted, and to pro forma EBITDA, as adjusted. The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA, as adjusted, and operating loss and between pro forma EBITDA, as adjusted, and operating loss, in each case as operating loss is calculated in accordance with generally accepted accounting principles:

                                                Successor                                    Predecessor
                                             ----------------   -------------------------------------------------------------------
                                             October 30, 2002   January 1, 2002                Year Ended December 31,
                                                    to                 to          ------------------------------------------------
                                             December 31, 2002  October 29, 2002     2001         2000         1999          1998
                                             -----------------  ----------------   ---------    ---------    ---------    ---------



Operating loss ..........................        $    (562)        $ (54,414)      $(154,532)   $ (30,242)   $ (24,541)   $ (15,365)
  Depreciation and amortization .........            9,002           105,696         118,938       86,519       53,810       30,887
                                                 ---------         ---------       ---------    ---------    ---------    ---------
 EBITDA, as adjusted ....................            8,440            51,282         (35,594)      56,277       29,269       15,522
  Non-recurring termination fee .........               --            (3,500)             --           --           --           --
  Interconnection agreement settlement ..               --                --          (1,500)     (16,100)          --           --
  Inventory write-down ..................               --                --           1,663           --           --           --
  Stock-based compensation ..............            1,140                --              --           --           --           --
  Restructuring charges .................               45             2,785           6,262           --           --           --
  Loss on early termination of credit
    facility ............................               --                --              --        1,321           --        8,436
  Special charges .......................               --               223          74,437           --           --           --
                                                 ---------         ---------       ---------    ---------    ---------    ---------
 Pro forma EBITDA, as adjusted ..........        $   9,625         $  50,790       $  45,268    $  41,498    $  29,269    $  23,958
                                                 =========         =========       =========    =========    =========    =========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Plan of Reorganization. Beginning in the third quarter of 2001, we initiated a strategic and operational restructuring intended to accelerate positive cash flow from operations by emphasizing our core retail services and reducing operating costs. In addition to de-emphasizing some non-core services, the key elements of this strategy include reduction of our employee base, consolidation of facilities and operations, and reduction of capital expenditures. We also sought to eliminate a substantial portion of our existing indebtedness and reduce our fixed interest costs so that we are able to achieve and maintain positive cash flow from operations through the current period of uncertainty affecting the telecommunications industry and competitive telecommunications companies.

     In order to complete our reorganization expeditiously, we filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code on June 25, 2002. On October 17, 2002, the bankruptcy court entered an order confirming our plan of reorganization. We completed our reorganization under the plan on October 29, 2002.

     As of October 29, 2002, under our plan of reorganization:

     . All of our outstanding senior notes, in a total principal amount of $415 million plus accrued and unpaid interest, were cancelled and the former holders of those notes received in exchange a total of 40,750,000 shares, or 81.5%, of the common stock of our reorganized company.

     . All of our outstanding convertible subordinated notes, in a total principal amount of $100 million plus accrued and unpaid interest, were cancelled and the former holders of those notes received in exchange a total of 2,500,000 shares, or 5%, of our new common stock.

     . All of our outstanding common stock, Series A preferred stock and Series B preferred stock, including accumulated and undistributed dividends on the Series B preferred stock, were cancelled and the former holders of those securities collectively received a total of 500,000 shares, or 1%, of our new common stock.

     . We issued and sold in a rights offering to holders of our old common stock and old preferred stock, for a total purchase price of $184,600, 1,846 shares of 8% Series A convertible redeemable preferred stock of our reorganized company and warrants to purchase approximately 6,276 shares of our new common stock.

     . We issued and sold in a private offering 298,154 shares of our new Series A preferred stock, warrants to purchase approximately 1,013,724 shares of our new common stock, and 1,000,000 shares of our new common stock for a purchase price of $29.8 million.

The foregoing ownership percentages assume the conversion of our new Series A preferred stock into common stock as of October 29, 2002. As of January 31, 2003, we had outstanding a total of 44,848,300 shares of common stock, 304,182 shares of Series A preferred stock and warrants to purchase 1,020,000 shares of common stock. In connection with our plan of reorganization, we also amended our senior credit facility and our principal capital lease facilities.

     We adopted the provisions of AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," upon commencement of the bankruptcy proceedings. On October 29, 2002, we implemented fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization value of ITC/\DeltaCom was allocated to our assets and liabilities, our accumulated deficit was eliminated and our new equity was issued in accordance with our plan of reorganization as if we were a new reporting entity. Under fresh start reporting, we recorded reorganization charges of $228.2 million to adjust the historical carrying value of our assets and liabilities to fair market value, and a $312.0 million gain on the October 29, 2002 cancellation of debt under our plan of reorganization. We also recorded expenses of $14.1 million for professional services and $8.9 million for the write-off of deferred financing fees and debt discounts in connection with our reorganization.

     As a consequence of our reorganization and in accordance with SOP 90-7, we have separately presented our financial results for 2002 in the accompanying audited consolidated financial statements and in other portions of this report as follows: results for the period from January 1, 2002 to October 29, 2002 are reported under "Predecessor"; and the results for the period from October 30, 2002 to December 31, 2002 are reported under "Successor." To compare our 2002 financial results, after giving effect to our reorganization, to our 2001 financial results for purposes of this management's discussion, we have combined the periods from January 1, 2002 to October 29, 2002 and from October 30, 2002 to December 31, 2002.

     Business Segments. We provide voice and data telecommunications services on a retail basis to businesses and residential customers in the southern United States. Through our broadband transport business, we also provide regional telecommunications transmission services to other telecommunications companies on a wholesale basis using our network. In connection with these businesses, we own, operate or manage an extensive fiber optic network in the southern United States. We expect to focus our operations primarily on offerings to our end-user, retail customers.

     Retail Services. We provide our retail services individually or in a bundled package tailored to the customer's specific needs. We derive our retail services revenues from the following sources:

     . sales of integrated telecommunications services, including local exchange, long distance, enhanced data and Internet services, to end-user customers;

     . sales of local dial-up services to Internet service providers for use in their provision of services to their customers;

     . sales of nonrecurring equipment and professional services to end-user customers;

     . sales of wholesale long distance services for resale by other telecommunications carriers; and

     . sales of colocation services, managed services and professional services through our data center operations in Suwanee, Georgia.

     At December 31, 2002, we provided our retail services to approximately 19,590 customers, which were served by 35 branch offices, and had sold approximately 231,820 access lines, of which approximately 220,510 had been installed. Of the lines we have sold, customers who purchase lines on a retail basis purchased 177,080 lines and Internet service provider customers, who purchase lines on a wholesale basis, purchased 54,740 lines. Of the lines in service, 169,980 lines related to retail customers and 50,530 lines related to Internet service provider customers.

     Broadband Transport Services. Our broadband transport services include the provision to other telecommunications companies of regional telecommunications transmission services on a wholesale basis using our network, as well as the provision of directory assistance services. As of December 31, 2002, we owned approximately 6,143 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, under which we market, sell and manage capacity on approximately 3,945 route miles of network owned and operated by these utilities.

     As of December 31, 2002, our fiber optic network covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of the same date, our network extended to approximately 188 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where, in several of the smaller markets, our only competitor is the incumbent local telephone company.

     Segment Presentation. Beginning in 2002, we revised our segment reporting to align our financial presentation more closely with our basic retail and wholesale customer businesses and to reflect more accurately the trends in those customer bases. One segment consists of our retail services business and the second segment consists of our broadband transport business. Beginning in 2002, results of our e/\deltacom business are no longer being reported as a separate segment, but instead are included in our retail services business segment. We have restated segment information for 2001 and 2000 in this report to include the results of the former e/\deltacom segment as part of the results of the retail services segment. Our e/\deltacom business commenced operations in 2000. Although sales to retail customers account for a substantial amount of the revenues of the retail services segment, revenues reported by the retail services segment also are generated by sales of services, including local interconnection, wholesale long distance and wholesale data services, on a wholesale basis.

     Operating Revenues. We derive operating revenues from our offering of retail services and broadband transport services.

     Retail Services. We derive most of our retail services revenues from recurring monthly charges that are generated by our provision of local exchange services, long distance services, data and Internet services, colocation services, enhanced monitoring services, managed security services, storage management services and hardware management services. We also derive nonrecurring revenues from the sale and installation of telephone systems and related equipment, and from some professional service offerings.

     In 2002 and 2001, we derived an increasing percentage of our revenue from local services, primarily local services provided under our interconnection agreements with other local telephone companies, and from data and Internet services. We expect that gross margin as a percentage of revenues associated with our facilities-based local, data and Internet retail services will be slightly higher than the gross margin as a percentage of revenues associated with our long distance retail services.

     As we continue to use portions of the networks of other local telephone companies to provide services over our network and facilities instead of reselling services using the entire network of those companies, we expect our gross margin on local service to improve. We believe that this improvement will result from reduced access charges and from efficiencies realized through increased reliance on our network. Competitive market pressures to reduce prices for our retail services, however, could offset these expected margin improvements.

     During the first quarter of 2003, we initiated our "Grapevine" offering of local services to residential customers. Grapevine customers receive our local telephone services bundled with one of our long distance service plans. We expect that the incremental revenues generated by Grapevine will augment our existing customer base and revenue streams, although, if this offering is successful, sales may adversely affect our gross margins, since we provide this service primarily using the networks of other telephone companies. We have implemented a separate billing and customer support system for this product, but we will not use a direct sales force to market or sell the Grapevine offering. We currently do not expect that our offering of residential services will capture a significant share of the residential market for local telephone service.

     Rates for long distance services continued to decline in 2002, although the rate of decline has begun to decrease. Although this decline had a negative impact on our revenues and gross margins, our revenues from long distance services increased during 2002 as a result of an increase in the minutes used by our customers. We expect that rates for long distance services will stabilize in 2003 and that the minutes used by our customers will continue to increase, which would have a positive impact on our revenues and gross margins.

     During 2001, we began selling our retail services to smaller business customers, which require fewer telephone lines than our average base of retail customers. We expect that sales to these smaller business customers will continue to provide us additional sources of revenue, although the sales of local services to these customers may adversely impact our gross margins, since we provide this portion of the product primarily using the networks of other telephone companies. We use a dedicated sales force to sell this product.

     We expect that a significant portion of our revenue growth will come from our retail services business. Although we have experienced moderate success in obtaining market share in the markets where we provide local services, we generally do not expect that our retail services will command a significant share of the market for telecommunications services in the southern United States. The customer contracts for our retail services generally provide for payment in arrears based on minutes of use for switched services and payment in advance for local exchange, data and Internet services. The contracts generally provide that the customer may terminate the affected services without penalty for specified outages in service and for other defined causes. The contracts also typically provide that the customer must use at least a minimum dollar amount of switched long distance services per month for the term of the contract. During the past several years, market prices for many telecommunications services have been declining. To maintain and develop our customer base in response to these and other competitive pressures, we have modified some of our retail contracts to extend lower rates over longer terms to selected customers. We may decide in the future to modify other retail customer contracts in a similar manner to emphasize lower pricing and longer commitment periods.

     Broadband Transport Services. We derive our broadband transport services revenues, which are generally recurring monthly charges, from the provision to other telecommunications companies of telecommunications transmission capacity on our network, as well as from the provision of directory assistance services.

     We provide transmission capacity to other telecommunications companies on a "take or pay" long-term basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the "take or pay" or individual circuit contract has expired. As of December 31, 2002, we had remaining future long-term contract commitments totaling approximately $62.7 million, of which $23.2 million were attributable to WorldCom. These contracts expire on various dates through 2007.

     Broadband transport services also include commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force in servicing the utility-owned portions of the network that we use for the portions we own. Our commission revenues from these arrangements amounted to approximately $9.2 million for 2002, $11.3 million for 2001 and $10.2 million for 2000. See note 2 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding these commissions.

     We have entered into various fiber swap and other asset swap agreements, which we treat as like-kind exchanges. As a result, these transactions have had no impact on our consolidated balance sheets or consolidated statement of operations.

     The average rates we charge to other telecommunication companies for our broadband transport services continued to decline in 2002. The decreases in average rates resulted principally from price reductions for our broadband transport services due to industry overcapacity and from other carriers moving traffic off of our network onto unused portions of their network. As a result of general market conditions, including pricing pressures, especially in smaller markets, movement of traffic off of our network, and known or forecasted service disconnections, we expect that our broadband transport services will continue to experience less favorable market conditions and a continued decline in annual revenues for 2003.

     Operating Expenses. Our principal operating expenses consist of cost of services, selling, operations and administration expense, and depreciation and amortization. As we expand our revenue base and offer new services, we expect our cost of services to increase. We have been successful reducing our selling, operations and administration expense through our various restructurings, which have had a favorable impact on our operating results. We expect that these initiatives will continue to have a favorable impact on our operating results in 2003. As a result of the revaluation of our property, plant and equipment and intangible assets, and the cancellation of our public notes, as part of our October 2002 reorganization, our depreciation and amortization expense should decrease significantly in 2003. We expect to continue to incur operating losses at least through the third quarter of 2003, but we expect to experience more favorable operating results as we benefit from our restructurings and reorganization. We expect to generate positive cash flow from operations during 2003.

     Cost of Services. We currently provide our retail services by using our network and facilities and by reselling the services of other telephone companies. Cost of services related to our retail services consists primarily of access charges and local facility charges that we are required to pay to other telephone companies when we use a portion of their network or facilities in providing services to our customers, as well as charges that we are required to pay to other telephone companies when they originate, terminate or transport messages sent by our customers. Cost of services related to our retail services also include costs of third-party contract personnel, direct labor costs and manufacturers' service contracts.

     Providing local services over our network generally has reduced the amounts we are required to pay to other telephone companies for the use of their networks and facilities. As a result, our cost of providing local services as a percentage of revenue decreased from 1997 through 2001. However, during 2002, as some of our Internet service provider customers cancelled our provision of local interconnection services, the percentage of access lines that we provide over our network decreased. At December 31, 2002, approximately 69% of the end-user and local interconnection access lines we had in service were provided over our own network and facilities, compared to approximately 81% at December 31, 2001, 78% at December 31, 2000 and 57% at December 31, 1999.

     As a result of the decrease in the percentage of access lines that we provided over our network for 2002, our cost of providing local services as a percentage of revenue increased slightly. We believe the increase was not significant because our off-network sales to the smaller business customers we have targeted generally have generated higher gross margins than the off-network services we have historically provided, primarily as a result of favorable wholesale pricing we have obtained for these off-network services from other telephone companies. The term and volume discounts we negotiated in early 2002 regarding the purchase from the local telephone companies of network elements that we do not own, but use to provide local services, contributed to decreases in our cost of providing these off-network services. We expect, however, that our cost of providing these off-network services generally will remain higher than our costs of providing local services over our network. We were able to achieve additional reductions in cost in 2002 through eight additional colocations with other network providers. These additional colocations have provided us with the advantage of unbundled network element pricing compared to special access tariff costs in eight markets. We expect to add or upgrade a substantial number of colocations in 2003 in an effort to achieve additional efficiencies.

     In 2001, the FCC commenced a review of its unbundled network element rules applicable to incumbent carriers. In February 2003, the FCC voted to adopt an order that addresses various aspects of the unbundled network element rules, including its unbundled network element-platform, or UNE-P, rules, broadband deregulation and rules regarding high-capacity loops. Under the order, incumbent carriers continue to be required to make available loop and transport elements, but the order establishes a mechanism to allow state regulatory commissions to discontinue this requirement with respect to transport elements. The order further presumes that UNE-P should remain available for mass-market customers and requires state regulatory commissions to decide whether UNE-P should continue to be available for mass-market customers. If a state should determine that UNE-P should no longer be required, the order establishes a three-year phase-out period. The order also removes "line sharing" and specified broadband and high-capacity loop configurations from the list of network elements that incumbent carriers are required to make available at cost-based rates. As of March 24, 2003, the text of the FCC order had not been released, so many details of the FCC's decision are not public. Various parties to the FCC proceeding have announced their intention to appeal the FCC's order. We are evaluating the effects this order will have on our cost of services.

     We expect that, as we provide local service to more customers using our network, our cost of providing local service as a percentage of revenue will decrease. We expect that, as we replace the local interconnection customers that cancelled services during 2002, the percentage of access lines that we provide over our network will increase.

Any resulting improvement in our cost of providing local service as a percentage of revenue may be offset by any increase in the number of lines we sell to smaller businesses or residential customers using the networks of other providers.

     Our cost of services also includes charges for labor and inventory sold related to our sale, installation and repair of telephone systems and related equipment.

     Cost of services related to our broadband transport services includes substantially all fixed costs attributable to the following:

     .   the leasing of fiber under long-term operating leases;

     . the leasing of capacity outside our owned or managed network, which we refer to as "off-net capacity," to meet customer requirements for network capacity; and

     . network costs associated with the provision of signaling system 7 services, which allow us to monitor the status of lines and circuits on the network, alert us to events occurring on the network and transmit routing and destination signals over the network.

     Selling, Operations and Administration Expense. Selling, operations and administration expense consist of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration. Although some components of our selling, operations and administration expense may increase in 2003, we expect that, as a result of our 2001 and 2002 restructuring efforts, our overall selling, operations and administration expense will decrease in 2003 compared to 2002.

     Depreciation and Amortization. Depreciation and amortization include depreciation of our telecommunications network and equipment and, through December 31, 2001, amortization of goodwill and other intangible assets related to acquisitions, primarily our acquisition of DeltaCom, Inc. in 1996, our acquisition of AvData Systems, Inc. in 1999 and our acquisition of Bay Data Consultants, Inc. in 2000. In September 2001, we wrote off all of the goodwill we recorded as a result of our acquisitions of AvData Systems and Bay Data Consultants. As part of our reorganization and the adoption of fresh start reporting, we reduced the value of our property, plant and equipment and intangible assets by approximately $228.2 million. As a result, we will incur a significant decrease in our depreciation and amortization expense in 2003 compared to 2002. For more information about the effects of our reorganization efforts on our depreciation and amortization expense, see notes 3, 4, 5 and 10 to our audited consolidated financial statements appearing elsewhere in this report.

     Other Information About Our Business. The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except branch office, colocation and switch data, are rounded.

                                                                                    December 31,
                                                                        -------------------------------------
                                                                            2002        2001       2000
                                                                            ----        ----       ----
     Branch offices ................................................            35          35         37
     Business customers served - retail services (1) ...............        19,590      15,400     13,700
     Route miles ...................................................        10,088       9,980      9,640
     Colocations ...................................................           185         177        176
     Voice switches ................................................            12          12         13
     Frame relay/ATM switches (2) ..................................            44          80         69
     "Next generation" voice switches (3) ..........................            42          42         37
     Number of employees ...........................................         1,830       2,030      2,445

-----------------

(1) Reflects the combination of multiple accounts of some customers into a single customer account.

(2) Reflects the combination of asynchronous transfer mode, frame relay and passport switches. The decrease in the number of such switches from December 31, 2001 to December 31, 2002 resulted primarily from the removal of 36 passport switching facilities from our network during the second quarter of 2002.

(3) Composed of Unisphere SMX-2100 switches. Excludes Nortel DMS500 voice switches reported under "Voice switches."

     We generally provide our services to the following two types of customers:

     .  ultimate end-users that purchase our services on a retail basis; and

     . other communications companies that purchase our services on a wholesale basis in connection with their provision of services to their customers.

The following tables present information about our revenues generated by, and the telephone access lines we installed for and sold to, our customers who purchase our services on a retail basis and by our customers who purchase our services on a wholesale basis. Because some of the customers of our retail services business segment purchase services on a wholesale basis, the following tables do not present results of our retail services and broadband transport services segments, which are discussed below under "-Results of Operations." The dollar amounts are shown in thousands.

                                                                 Year Ended December 31,
                                                        ---------------------------------------
                                                         2002 (1)       2001            2000
                                                        ----------    --------        ---------
Retail customer revenues: (2)
   Local (4) .....................................      $108,912      $ 83,931        $ 54,764
   Long distance (4) .............................        64,453        64,268          70,189
   Enhanced data (4) .............................        60,892        44,800          29,383
                                                        --------      --------        --------
      Integrated telecom revenue .................       234,257       192,999         154,336
   Equipment and other (4) .......................        44,023        49,911          52,278
                                                        --------      --------        --------
      Total retail revenues ......................      $278,280      $242,910        $206,614
                                                        ========      ========        ========

Wholesale customer revenues: (2) (3)
   Broadband revenues (5) ........................      $ 84,561      $ 95,034        $ 83,336
   Local/interconnection
     revenues(3)(4) ..............................        36,117        55,101          36,363
   Long distance and data (4) ....................        11,412        16,855          17,401
   Other (4) .....................................         4,596         3,939           3,834
                                                        --------      --------        --------
      Total wholesale revenues ...................      $136,686      $170,929        $140,934
                                                        ========      ========        ========

Retail lines sold (6) ............................       177,080       143,724         102,228
Wholesales lines sold (6) ........................        54,740       153,887         201,457
                                                        --------      --------        --------
   Total lines sold (6) ..........................       231,820       297,611         303,685
                                                        ========      ========        ========

Retail lines installed ...........................       169,980       136,761          93,484
Wholesales lines installed .......................        50,531       141,904         133,193
                                                        --------      --------        --------
   Total lines installed .........................       220,511       278,665         226,677
                                                        ========      ========        ========

Lines installed/sold percentage:
   Retail customers ..............................            96%           95%             91%
   Wholesale customers ...........................            92%           92%             66%

------------------

(1) We completed reorganization proceedings under Chapter 11 of the United States bankruptcy code on October 29, 2002. Results for the year ended December 31, 2002 include the results of the pre-organization ITC/\DeltaCom, which is referred to as the "Predecessor Company," from January 1, 2002 to October 29, 2002 and the results of the post-reorganization ITC/\DeltaCom, which is referred to as the "Successor Company," from October 30, 2002 to December 31, 2002.

(2) Excludes $1.5 million related to a prior-period interconnection agreement settlement in the year ended December 31, 2001.

(3) Excludes a non-recurring fee of $3.5 million received by us in April 2002 for the early termination of a wholesale customer contract.

(4)  Reported in retail services segment revenues.

(5)  Reported in broadband transport services segment revenues.

(6)  Reported net of lines disconnected or cancelled.

     The declines in wholesale customer revenues from 2001 to 2002 were attributable to adverse trends affecting our wholesale business and resulted primarily from the following:

     .  service disconnections in our local interconnection business;

     . reductions in rates charged to our broadband transport customers due to industry overcapacity;

     . the shifting of traffic by some of our broadband transport customers from our network to unused portions of their networks; and

     . service cancellations by some of our local interconnection and broadband transport customers.

     As a result of general market conditions, including the foregoing factors, especially in smaller markets, we expect that our broadband transport services will continue to experience less favorable market conditions and a continued decline in annual revenues for 2003. We also expect that the instability in the local interconnection market will continue to affect negatively these revenues through the first quarter of 2003.

Results of Operations

     The following tables present, for the periods indicated, selected statement of operations data in dollars and as a percentage of operating revenues for our retail services and broadband transport services. Depreciation and amortization expense in the consolidated table includes $48,000 for 2002, $82,000 for 2001 and $82,000 for 2000 related to our corporate segment. The dollar amounts are shown in thousands.

Consolidated
                                                               2002        %         2001        %         2000        %
                                                               ----       ---        ----       ---        ----       ---
Operating revenues ..................................       $ 418,466     100    $  415,339     100    $  363,648     100
Cost of services ....................................         194,941      47       186,121      45       155,000      43
Inventory write-down ................................              --      --         1,663      --            --      --
                                                            ---------            ----------            ----------
Gross margin ........................................         223,525      53       227,555      55       208,648      57
                                                            ---------            ----------            ----------
Selling, operations and administration ..............         163,580      39       188,712      45       151,050      42
Depreciation and amortization .......................         114,698      27       118,938      29        86,519      23
Loss on early termination of debt ...................              --      --            --      --         1,321      --
Special charges .....................................             223      --        74,437      18            --      --
                                                            ---------    ----    ----------            ----------     ---
Total operating expenses ............................         278,501      67       382,087      92       238,890      65
                                                            ---------    ----    ----------     ---    ----------     ---
Operating loss ......................................       $ (54,976)    (13)   $ (154,532)    (37)   $  (30,242)     (8)
                                                            =========            ==========            ==========
EBITDA, as adjusted(3) ..............................       $  59,722      14    $  (35,594)     (9)   $   56,277      15
                                                            =========            ==========            ==========
Pro forma EBITDA, as adjusted(3) ....................        $ 60,415      14    $   45,268      11    $   41,498      11
                                                            =========            ==========            ==========

Retail Services

                                                               2002        %         2001        %         2000        %
                                                               ----       ---        ----       ---        ----       ---
Operating revenues:
   Retail customers(1) ..............................       $ 278,280      83    $  242,910      76    $  206,614      74
   Wholesale customers(2) ...........................          55,625      17        77,395      24        73,698      26
                                                            ---------    ----    ----------     ---    ----------     ---
      Total operating revenues ......................         333,905     100       320,305     100       280,312     100
Cost of services ....................................         186,062      56       174,918      55       145,613      52
Inventory write-down ................................              --      --         1,663       1            --     ---
                                                            ---------            ----------            ----------
Gross margin ........................................         147,843      44       143,724      45       134,699      48
                                                            ---------            ----------            ----------
Selling, operations and administration ..............         128,909      39       154,733      48       118,064      42
Depreciation and amortization .......................          66,698      20        69,765      22        48,507      17
Special charges .....................................             223                74,382      23            --      --
                                                            ---------            ----------            ----------
Total operating expenses ............................         195,830      59       298,880      93       166,571      59
                                                            ---------            ----------            ----------
Operating loss ......................................       $ (47,987)    (14)   $ (155,156)    (48)   $  (31,872)    (11)
                                                            =========            ==========            ==========
EBITDA, as adjusted(3) ..............................       $  18,711       6    $  (85,391)    (27)   $   16,635       6
                                                            =========            ==========            ==========
Pro forma EBITDA, as adjusted(3) ....................        $ 19,338       7      $ (4,703)     (2)   $      535      --
                                                            =========            ==========            ==========

Broadband Transport Services

                                                               2002        %         2001        %         2000        %
                                                               ----       ---        ----       ---        ----       ---
Operating revenues ..................................       $  84,561     100    $   95,034     100    $   83,336     100
Cost of services ....................................           8,879      11        11,203      12         9,387      11
                                                            ---------            ----------            ----------
Gross margin ........................................          75,682      89        83,831      88        73,949      89
                                                            ---------            ----------            ----------
Selling, operations and administration ..............          34,671      41        33,979      36        32,986      40
Depreciation and amortization .......................          47,952      56        49,091      51        37,930      45
Special charges .....................................              --      --            55      --            --      --
                                                            ---------            ----------            ----------
Total operating expenses ............................          82,623      97        83,125      87        70,916      85
                                                            ---------            ----------            ----------
Operating loss ......................................       $  (6,941)     (8)   $      706       1    $    3,033       4
                                                            =========            ==========            ==========
EBITDA, as adjusted(3) ..............................       $  41,011      49    $   49,797      52    $   40,963      49
                                                            =========            ==========            ==========
Pro forma EBITDA, as adjusted(3) ....................       $  41,077      49       $49,971      53       $40,963      49
                                                            =========            ==========            ==========

----------------------
(1) Represents revenues reported under our retail services business segment that have been generated by customers that purchase the services of our retail services segment on a retail basis. We have included this additional revenue disclosure because we believe it provides meaningful information about trends relating to our services based on the manner in which the services are sold.

(2) Represents revenues reported under our retail services business segment that have been generated by customers that purchase the services of our retail services segment on a wholesale basis. We have included this additional revenue disclosure because we believe it provides meaningful information about trends relating to our services based on the manner in which the services are sold.

(3) Neither EBITDA, as adjusted, nor pro forma EBITDA, as adjusted, is a measurement of financial performance under accounting principles generally accepted in the United States. We believe that the financial measure under such generally accepted accounting principles that is most directly comparable to EBITDA, as adjusted, and to pro forma EBITDA, as adjusted, is operating loss. For a description of these measurements and a quantitative reconciliation of the differences between EBITDA, as adjusted, and operating loss and between pro forma EBITDA, as adjusted, and operating loss, as operating loss is calculated in accordance with generally accepted accounting principles, see note (e) to the table under "Selected Financial Data" and "--2002 Compared to 2001-EBITDA, as adjusted" and "--2001 Compared to 2000-EBITDA, as adjusted" below.

2002 Compared to 2001

     Operating Revenues. Total operating revenues increased $3.2 million, or 0.8%, from $415.3 million for 2001 to $418.5 million for 2002.

     Operating revenues from our retail services for 2002 increased $13.6 million, or 4.3%, to $333.9 million from $320.3 million for 2001. Our retail services operating revenues for 2002 included a one-time net benefit of $3.5 million received by us in April 2002 for the early termination of a wholesale customer contract. Our retail services operating revenues for 2001 included a one-time net benefit of $1.5 million related to an interconnection agreement settlement. Excluding these one-time benefits, our retail services revenues increased $11.6 million, or 3.6%, for 2002. The changes in our retail services operating revenues were primarily attributable to the following factors:

     . an increase in revenues from our end-user customers generated by our local services of $25.0 million, primarily as a result of an increase of $21.4 million in our offering of local exchange telephone services to end-users, which reflected an increase of 37% in the average number of installed local lines over 2001;

     . an increase of $8.4 million in revenues generated by our Internet access services, which represented an increase of 73% over 2001; and

     . a decrease of $13.3 million in revenues generated by our provision of local dial-up service to Internet service providers, which resulted primarily from a decrease of 36% in the average number of installed lines over 2001, excluding $3.5 million we received in April 2002 for the early termination of a wholesale customer contract.

     Although the average rate per minute of use we receive for our long distance service in 2002 decreased from 2001, our revenues from this service increased, as we experienced a continued increase in the number of minutes used. We expect that this service will continue to experience growth in revenues in 2003 resulting from stability in the rate we charge per minute of use and continued increases in minutes used.

     Our revenues generated by local interconnection revenues in 2002 were negatively affected by a previously reported cancellation of approximately 26,300 access lines by a large Internet service provider customer as well as the cancellation of access lines by other Internet service provider customers. We expect these cancellations, overall instability in the local interconnection market and reductions in rates to have a continuing negative effect on our local interconnection revenues through the first quarter of 2003, but believe that this instability should stabilize in the second quarter of 2003.

     We expect revenues from our local, long distance, data and Internet services will continue to grow during 2003. Based on current economic conditions, we do not expect significant, if any, growth from our sales of nonrecurring equipment and services during 2003.

     Operating revenues from our broadband transport services for 2002 decreased $10.5 million, or 11.0%, to $84.5 million from $95.0 million for 2001. The decrease in these revenues was primarily attributable to a decrease in the average rate we generate for our transmission services of 34.5% for 2002 and from service cancellations by some customers. The decrease in average rates resulted principally from price reductions for our broadband transport services and the shifting of traffic by some broadband transport customers from our network to unused portions of their own networks.

     As discussed above, we expect that our broadband transport services will continue to experience less favorable market conditions and a continued decline in annual revenues for 2003. Because of our expectations, we have decreased the amount of capital we invest in our broadband transport business.

     No single customer of our retail services or broadband transport services segments represented over 10% of our total operating revenues for 2002.

     Cost of Services. Total cost of services of $194.9 million, or 46.6% of total operating revenues, for 2002 represented an increase of $8.8 million over total cost of services of $186.1 million, or 44.8% of total operating revenues, for 2001.

     Cost of services of $186.1 million for retail services for 2002 represented an increase of $11.1 million over cost of services of $174.9 million for 2001. Cost of services as a percentage of operating revenues from retail services increased to 55.7% for 2002 from 54.6% for 2001. This increase was primarily attributable to the following factors:

     . an increase of $9.0 million, or 13.5%, in our facilities-based costs incurred to support our local service offerings, which resulted from an increase in the average number of installed lines; and

     . an increase of $2.0 million, or 12.3%, in costs associated with an increase in computer-related equipment sales and services.

These costs were partially offset by decreases in our purchase of local resale and other services.

     Cost of services of $8.9 million for our broadband transport services for 2002 decreased $2.3 million from cost of services of $11.2 million for 2001. Cost of services as a percentage of operating revenues from broadband transport services decreased to 10.5% for 2002 from 11.8% for 2001. This decrease was primarily attributable to a decrease in the rates we were charged for such services, a reduction in our use of networks of other providers and a reduction in the demand for such services.

     Selling, Operations and Administration Expense. Total selling, operations and administration expense decreased $25.1 million from $188.7 million, or 45.4% of total operating revenues, for 2001 to $163.6 million, or 39.1% of total operating revenues, for 2002. Based on current trends, we expect that our selling, operations and administration expense for 2003 will decrease by approximately 10% compared to 2002. In addition, we recently undertook a broad-based initiative to reduce our selling, operations and administration expense. We expect to experience further operational efficiencies as a result of this initiative.

     Selling, operations and administration expense attributable to retail services during 2002 decreased $25.8 million to $128.9 million, or 38.6% of retail services operating revenues, from $154.7 million, or 48.3% of retail services operating revenues, for 2001. This decrease was primarily attributable to a decrease in personnel and occupancy expenses resulting from a reduction in the number of employees and the closing of some facilities as part of our restructuring efforts implemented in September 2001 and April and September 2002. We expect that our selling, operations and administration expense will continue to improve as we realize the effects of our restructuring.

     Selling, operations and administration expense attributable to broadband transport services during 2002 increased $692,000 to $34.7 million, or 41.0% of broadband transport services operating revenues, from $34.0 million, or 35.8% of broadband transport services operating revenues, for 2001. This increase resulted primarily from an increase in operator services personnel and in taxes and licensing expenses.

     Depreciation and Amortization. Total depreciation and amortization expense of $114.7 million for 2002 represented a decrease of $4.2 million from total depreciation and amortization expense of $118.9 million for 2001. Our retail services accounted for $3.1 million of the decrease in 2002. Our broadband transport services operations accounted for $1.1 million of the decrease in 2002. These decreases resulted from a decrease in depreciation expense caused by a revaluation of our assets in connection with our October 2002 reorganization. The revaluation resulted in a write-down of $198.8 million of property, plant and equipment and $29.4 million of intangibles, including goodwill. In addition, we ceased to amortize goodwill on January 1, 2002 in accordance with applicable accounting rules, while we amortized $5.1 million of goodwill in 2001. Our depreciation and amortization expense will decrease significantly in 2003 as a result of our reorganization.

     Special Charges. We incurred total special charges of $223,000 during 2002 and $74.4 million during 2001. The charges for 2002 were primarily attributable to our write-down of impaired assets. The charges for 2001 were primarily attributable to our write-down of impaired assets and goodwill.

     Interest Expense. Total interest expense of $38.1 million for 2002 represented a decrease of $20.8 million from total interest expense of $58.8 million for 2001. This decrease resulted from our suspension of interest payments on our senior notes and convertible subordinated notes in the second quarter of 2002 and the subsequent cancellation of those notes in connection with our reorganization. We expect our interest expense to decrease significantly in 2003 as a result of the cancellation of $515 million principal amount of our notes as part of our reorganization.

     Interest Income. Total interest income from the temporary investment of available cash balances decreased from $2.1 million for 2001 to $565,000 for 2002.

     EBITDA, as adjusted. EBITDA, as adjusted, represents earnings before extraordinary item, net interest, other income and other expenses, income taxes, reorganization items and depreciation and amortization. Pro forma EBITDA, as adjusted, represents earnings before the foregoing items and, in addition, before restructuring charges, special charges and the other items shown in the tables below.

     The following tables present for the years ended December 31, 2002 and 2001, EBITDA, as adjusted, and pro forma EBITDA, as adjusted. The tables also set forth for these periods a quantitative reconciliation of the differences between EBITDA, as adjusted, and operating loss (income) and between pro forma EBITDA, as adjusted, and operating loss (income), as operating loss (income) is calculated in accordance with generally accepted accounting principles. The amounts shown are in thousands.

Consolidated:

                                                       Year Ended December 31,
                                                       -----------------------
                                                          2002           2001
                                                          ----           ----
Operating loss ...................................    $  (54,976)    $ (154,532)
Depreciation and amortization ....................       114,698        118,938
                                                      ----------     ----------
   EBITDA, as adjusted ...........................        59,722        (35,594)
Non-recurring termination fee ....................        (3,500)            --
Interconnection agreement settlement .............            --         (1,500)
Inventory write-down .............................            --          1,663
Stock-based compensation .........................         1,140             --
Restructuring charges ............................         2,830          6,262
Special charges ..................................           223         74,437
                                                      ----------     ----------
   Pro forma EBITDA, as adjusted .................    $   60,415     $   45,268
                                                      ==========     ==========


Retail Services:

                                                        Year Ended December 31,
                                                        -----------------------
                                                         2002            2001
                                                         ----            ----
Operating loss ...................................    $ (47,987)     $ (155,156)
Depreciation and amortization ....................       66,698          69,765
                                                      ---------      ----------
EBITDA, as adjusted ..............................       18,711         (85,391)
Non-recurring termination fee ....................       (3,500)             --
Interconnection agreement settlement .............           --          (1,500)
Inventory write-down .............................           --           1,663
Stock-based compensation .........................        1,140              --
Restructuring charges ............................        2,764           6,143
Special charges ..................................          223          74,382
                                                      ---------      ----------
Pro forma EBITDA, as adjusted ....................    $  19,338      $   (4,703)
                                                      =========      ==========

Broadband Transport Services:

                                                     Year Ended December 31,
                                                     -----------------------
                                                           2002         2001
                                                           ----         ----
Operating (loss) income ..........................      $(6,941)     $   706

                                                       Year Ended December 31,
                                                       -----------------------
                                                           2002         2001
                                                           ----         ----
Depreciation and amortization ......................      47,952       49,091
                                                        --------     --------
EBITDA, as adjusted ................................      41,011       49,797
Restructuring charges ..............................          66          119
Special charges ....................................          --           55
                                                        --------     --------
Pro forma EBITDA, as adjusted ......................    $ 41,077     $ 49,971
                                                        ========     ========

     The increase in EBITDA, as adjusted, for our retail services was primarily attributable to the following factors:

     . an increase of $13.6 million related to an increase in our operating revenues, including revenues from a non-recurring contract termination fee and interconnection agreement settlement;

     . an increase, excluding restructuring expenses, of $25.8 million resulting from a decrease in our selling, operations and administration expense; and

     . a decrease of $11.1 million related to an increase in our cost of services.

     The decrease in EBITDA, as adjusted, for our broadband transport services was primarily attributable to a decline in the revenues generated by this business. The decline resulted primarily from a reduction in rates charged to our customers due to industry overcapacity and from service cancellations by some customers.

2001 Compared to 2000

     Operating Revenues. Total operating revenues increased $51.7 million, or 14.2%, from $363.6 million for 2000 to $415.3 million for 2001.

     Revenues from our retail services increased $40.0 million, or 14.3%, from $280.3 million for 2000 to $320.3 million for 2001. The change in these revenues was primarily attributable to the following factors:

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

     . a decrease of $15.4 million in our reciprocal compensation revenues, which reflected a decrease of $14.6 million in one-time net benefits from interconnection agreement settlements recognized in 2001 compared to 2000 and a decrease of 75.6% in our average reciprocal compensation rate;

     . a decrease of $1.5 million in the nonrecurring sales of equipment and software as a result of reduced demand; and

     . an increase of $4.9 million from professional services and equipment sales related to our e/\deltacom business.

     Revenues from our broadband transport services increased $11.7 million, or 14.0%, from $83.3 million for 2000 to $95.0 million for 2001. The change in these revenues was primarily attributable to the following factors:

     . an increase of $8.5 million in revenues generated by the use of our owned and operated network, which resulted primarily from a 66.9% increase in the average capacity of our fiber optic transmission facilities and was partially offset by a 28.7% decrease in the average rate we charge;

     . an increase of $1.1 million in commissions we generate from the management and marketing of transmission services provided by other communications services; and

     . an increase of $2.1 million in revenues we generate from providing directory and operator assistance, which was primarily attributable to an increase in the number of calls served.

     No single customer of our retail services or broadband transport services segments represented over 10% of our total operating revenues for 2001.

     Cost of Services. Total cost of services increased $31.1 million from $155.0 million for 2000 to $186.1 million for 2001.

     Cost of services for our retail services increased $29.3 million from $145.6 million for 2000 to $174.9 million for 2001. Cost of services as a percentage of revenues from our retail services increased to 55% for 2001 from 52% for 2000. The increase in our cost of services as a percentage of revenues for 2001 was primarily attributable to our recognition during 2000 of an additional $14.6 million in one-time revenues from prior-period interconnection agreement settlements, which had little, if any, associated costs. The increase in cost of services also reflected an increase of $45.4 million, or 62.9%, in costs associated with the sale of facilities-based services, which became a significantly greater component of our retail services in 2001 as a result of our increased use of our network, including an increase of 76.9% in our facilities-based local exchange costs and an increase of 47.6% in our facilities-based long distance costs. This increase was partially offset by the following factors:

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

     Inventory Write-Down. During 2001, we incurred a charge for the write-down of approximately $1.7 million of inventory of telephone systems and related equipment used to provide retail services as the result of a decline in demand for this equipment. See note 10 to our audited consolidated financial statements appearing elsewhere in this report for additional information about this inventory write-down.

     Selling, Operations and Administration Expense. Total selling, operations and administration expense increased $37.7 million from $151.1 million, or 42% of total operating revenue, for 2000 to $188.7 million, or 45% of total operating revenue, for 2001.

     Selling, operations and administration expense attributable to our retail services increased $36.7 million from $118.1 million, or 42% of revenue, for 2000 to $154.7 million, or 48% of revenue, for 2001. These increases were primarily attributable to the following factors:

     . an increase of $17.6 million in sales, other personnel and associated expenses related to an increase in our average number of employees;

     . an increase of $4.8 million in maintenance and related costs, which resulted primarily from an increase in our number of switch sites;

     . an increase of $2.9 million in taxes and insurance, and in consulting and associated expenses, which was related primarily to an increase in our property, plant and equipment;

     . $4.8 million in employee severance and occupancy costs we incurred in connection with our restructuring in September 2001; and

     . an increase of $13.1 million in expenses related to our data center, which resulted primarily from the realization of a full year of expenses for 2001 compared to a partial year of expenses for 2000.

The increases were partially offset by a decrease of $1.2 million in occupancy-related expenses as a result of office closures and a decrease of $4.9 million in costs of information systems and research and development activity.

     Selling, operations and administration expense attributable to our broadband transport services increased $1.0 million from $33.0 million, or 40% of revenue, for 2000 to $34.0 million, or 36% of revenue, for 2001. This increase resulted primarily from increases in bad debt expense, taxes, licensing expenses and maintenance expenses.

     Depreciation and Amortization. Total depreciation and amortization increased $32.4 million from $86.5 million for 2000 to $118.9 million for 2001. Of the increase, our retail services accounted for $21.2 million and our broadband transport services accounted for $11.2 million. The increase attributable to retail services was primarily related to a full year of depreciation on new central office and telecommunications equipment added to our network during 2000, and to a full year of depreciation on the data center we placed in service in 2000 and to depreciation of telecommunications and other equipment added to our network during 2001. The increase attributable to broadband transport services primarily reflected a full year of depreciation on fiber and telecommunications equipment installed in 2000 and to depreciation on fiber and telecommunications equipment installed in 2001.

     Special Charges. Total special charges were $74.4 million in 2001. We did not incur similar special charges in 2000. The special charges we incurred in 2001 were as follows (in thousands):

                                                                            Broadband
                                                                            Transport          Retail
                                                                             Services         Services
                                                                             --------         --------
         Impaired property and equipment ..................................  $    55           $22,967
         Impaired goodwill and other intangible assets ....................       --            51,415
                                                                             -------           -------
              Total .......................................................  $    55           $74,382
                                                                             =======           =======

We incurred the special charges in connection with our restructuring in September 2001, which included the evaluation and subsequent write-down of some assets to their respective values. See note 10 to our audited consolidated financial statements appearing elsewhere in this report for additional information about these special charges.

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

     EBITDA, as adjusted. EBITDA, as adjusted, represents earnings before extraordinary item, net interest, other income and other expenses, income taxes, reorganization items and depreciation and amortization. Pro forma EBITDA, as adjusted, represents earnings before the foregoing items and, in addition, before restructuring charges, special charges and the other items shown in the tables below.

     The following tables presents for the years ended December 31, 2001 and 2000, EBITDA, as adjusted, and pro forma EBITDA, as adjusted. The tables also set forth for these periods a quantitative reconciliation of the differences between EBITDA, as adjusted, and operating loss (income) and between pro forma EBITDA, as adjusted, and operating loss (income), as operating loss (income) is calculated in accordance with generally accepted accounting principles. The amounts shown are in thousands.


Consolidated:
------------
                                                       Year Ended December 31,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
Operating loss .....................................   $(154,532)   $ (30,242)
Depreciation and amortization ......................     118,938       86,519
                                                       ---------    ---------
   EBITDA, as adjusted .............................     (35,594)      56,277
Interconnection agreement settlement ...............      (1,500)     (16,100)
Inventory write-down ...............................       1,662         --
Stock-based compensation ...........................        --           --
Restructuring charges ..............................       6,263         --
Loss on early termination of credit facility .......        --          1,321
Special charges ....................................      74,437
                                                       ---------    ---------
   Pro forma EBITDA, as adjusted ...................   $  45,268    $  41,498
                                                       =========    =========

Retail Services:
---------------
                                                       Year Ended December 31,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
Operating loss .....................................   $(155,156)   $ (31,872)
Depreciation and amortization ......................      69,765       48,507
                                                       ---------    ---------
EBITDA, as adjusted ................................     (85,391)      16,635
Non-recurring termination fee ......................        --           --
Interconnection agreement settlement ...............      (1,500)     (16,100)
Inventory write-down ...............................       1,663         --
Stock-based compensation ...........................        --           --
Restructuring charges ..............................       6,143         --
Special charges ....................................      74,382         --
                                                       ---------    ---------
Pro forma EBITDA, as adjusted ......................   $  (4,703)   $     535
                                                       =========    =========

Broadband Transport Services:
----------------------------
                                                       Year Ended December 31,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
Operating (loss) income ............................   $     706    $   3,033
Depreciation and amortization ......................      49,091       37,930
                                                       ---------    ---------
EBITDA, as adjusted ................................      49,797       40,963
Restructuring charges ..............................         119         --
Special charges ....................................          55         --
                                                       ---------    ---------
Pro forma EBITDA, as adjusted ......................   $  49,971    $  40,963
                                                       =========    =========

     The decrease in EBITDA, as adjusted, for our retail services was primarily attributable to the following factors:

     . a $1.7 million write-down of telephone systems and related equipment inventory;

     . a $14.6 million decrease in prior-period amounts for interconnection agreement settlements, which had resulted primarily from settlements of reciprocal compensation issues; and

     . a $74.4 million write-down of impaired property and equipment and goodwill and other intangible assets.

     The increase in EBITDA, as adjusted, for our broadband transport services was primarily attributable to a 66.9% increase in the average efficiency of our fiber optic facilities providing transmission services, which allowed us to provide more capacity over existing lines. The effects of the increase were partially offset by a 28.7% decrease in the average rates we charge for our broadband transport services.

Liquidity and Capital Resources

     As of February 28, 2003, we had $48.4 million of cash and cash equivalents, including $18.5 million of restricted cash and cash equivalents. Based on such cash availability and our anticipated ability to continue to generate positive cash flows from operations, we do not currently require additional funding to finance our operations or to expand our business as currently planned.

     As discussed elsewhere in this report, we filed for reorganization under Chapter 11 of the United States bankruptcy code because we believed our existing sources of liquidity were insufficient to support the growth of our business and to satisfy all of our debt service requirements. Our plan of reorganization, which is summarized above under "--Overview-Plan of Reorganization" above, resulted in the elimination of $515 million principal amount of our indebtedness through the cancellation of all of our outstanding senior notes and convertible subordinated notes and the issuance of common stock in our reorganized company to the former holders of the notes. We expect that the decrease in our fixed interest costs resulting from the reduction in our total indebtedness will enable us to maintain positive cash flow from operations from completion of our reorganization on October 29, 2002 through the current period of uncertainty affecting the telecommunications industry and competitive telecommunications companies. Our liquidity position has been further strengthened by our receipt of $30 million of gross proceeds from the sale of the Series A preferred stock on October 29, 2002.

     On October 29, 2002, the effective date of our plan of reorganization, we entered into a senior credit facility with Morgan Stanley Senior Funding, Inc. and other lenders, which amended and restated the $156 million senior credit facility in effect since April 5, 2000. Under the new credit agreement, payments, excluding interest, on the outstanding principal amount of $156 million will be $400,000 quarterly through June 2005, $5 million in each of September 2005, December 2005 and March 2006 and $136.6 million on the facility termination date, which will occur not later than June 30, 2006. The new agreement also requires us to prepay outstanding principal balances from excess cash flows, as defined, and from the proceeds of specified types of transactions. The credit agreement is secured by the assets of Interstate FiberNet, Inc. and its subsidiaries. Under the agreement, we are required to maintain in a segregated account cash and cash equivalents in an amount of $18.5 million for the twelve-month period following the reorganization effective date, which may be reduced to $9.25 million for the succeeding six-month period. We may use the amounts in the account solely to pay any amounts for which we may be liable upon the occurrence of a change of control of ITC/\DeltaCom under, and as defined in, our agreement with Southern Telecom, Inc. described below.

     Under the new credit agreement, interest per annum is payable on outstanding borrowings, at our option, at a base rate plus a base rate margin, which is 1% less than the eurodollar rate margin, or at a eurodollar rate plus an applicable eurodollar rate margin, which is initially fixed at 4%. The eurodollar rate is based on LIBOR. The eurodollar rate margin will be adjusted quarterly and will vary within a specified range based on the ratio of our consolidated "Senior Debt" to our consolidated earnings before interest, taxes, depreciation, amortization and other items, adjusted as specified ("EBITDA"), as measured over the last twelve months ("LTM") before each measurement date. Senior Debt is defined in the new credit agreement to include all of our senior secured indebtedness, with limited exceptions. Based on the ratio of our Senior Debt to our LTM EBITDA, which will be measured on a quarterly basis, interest will be payable at the following annual rates:

          Ratio of Senior Debt
             to LTM EBITDA
        Equal to or Greater Than                      Interest Rate
        ------------------------                      -------------
                  4.00                                LIBOR + 5.25%
                  3.50                                LIBOR + 4.75%
                  3.25                                LIBOR + 4.25%
                  3.00                                LIBOR + 4.00%
                  2.50                                LIBOR + 3.75%

If the ratio of our Senior Debt to our LTM EBITDA is less than 2.50, interest will be payable at an annual rate of LIBOR plus 3.50%. EBITDA for these purposes is not the same measure as EBITDA, as adjusted, which we use elsewhere in this report. Based on our ratio of Senior Debt to LTM EBITDA at December 31, 2002, we expect the 2003 first quarter interest rate will be LIBOR plus 4.00%.

     The new credit agreement has added the following two new financial covenants:

     . The first financial covenant generally limits our annual capital expenditures, as defined in the agreement, to $42 million for 2002 and, for periods after 2002, to the greater of (1) $10 million until December 31, 2003 and $15 million in subsequent periods or (2) an amount equal to our LTM EBITDA less the amounts of our cash interest expense and principal payments under the credit facility and our capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation.

     . The second financial covenant limits the permissible ratio of our Senior Debt to our LTM EBITDA, as described above, but with additional adjustments, to 4.5 for the quarters ended September 30, 2002 and December 31, 2002, and to 4.0 thereafter. Our compliance with these ratios will be measured on a quarterly basis. As of December 31, 2002, our ratio of Senior Debt to LTM EBITDA, with these adjustments, was less than 3.25.

     Solely for the purposes of calculating the ratio of Senior Debt to LTM EBITDA, EBITDA may be adjusted upward to account for any reduction in EBITDA resulting from lost revenue, to the extent lost revenue exceeds new revenue, from our local interconnection or broadband transport business related to the sale of capacity along our network during the period from December 31, 2002 to June 30, 2004. This amount will be determined on the last day of each fiscal quarter during such period, for the period of the four consecutive fiscal quarters then ended, in an aggregate amount not to exceed the amount set forth opposite such date below:

                               Period                  Amount
                               ------                  ------
                     December 31, 2002                 $  1,900,000
                     March 31, 2003                    $  3,900,000
                     June 30, 2003                     $  5,800,000
                     September 30, 2003                $ 10,000,000
                     December 31, 2003                 $  7,800,000
                     March 31, 2004                    $  7,300,000
                     June 30, 2004                     $  3,100,000

     Among other modifications to our previous credit agreement, the new credit agreement imposes additional restrictions on our ability to secure indebtedness with liens on our assets and properties, to acquire assets, to make cash investments, and to make dividends and other restricted payments. Our ability to comply with covenants under our senior credit facility is subject to the risks of our business, including those discussed in this report under "Business--Risks."

     On October 29, 2002, the effective date of our plan of reorganization, we also entered into an amendment to our existing capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation to defer until September 2005 through June 2006 approximately $9.9 million in principal payments that would otherwise become due and payable in 2003. The amendment provides that we generally will pay only interest on the existing balance of the capital leases during 2003 and resume principal and interest payments in 2004.

     To conserve liquidity for our business while we pursued reorganization negotiations, we did not pay the scheduled May 15, 2002 interest payments due on our 9-3/4% senior notes due 2008 and 4-1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment due on our 11% senior notes due 2007. The scheduled May 15, 2002 payments totaled approximately $6.1 million on our 9-3/4% senior notes and approximately $2.3 million on our 4-1/2% convertible subordinated notes. The scheduled June 1, 2002 payment totaled approximately $7.2 million. As a result of our failure to pay interest on the senior notes and convertible subordinated notes on May 15 and June 1, 2002 and our filing of a voluntary petition under Chapter 11 of the United States bankruptcy code on June 25, 2002, we were in default under our senior credit facility and some of our principal capital lease facilities. While we were in default, interest under the senior credit facility was payable at an annual rate of 8.625%, which was computed on the basis of a default rate of 2% in excess of a base rate of 4.75%, plus a margin of 1.875%. We ceased to be in default under the senior credit facility and the foregoing capital lease facilities upon our entry into amendments to those facilities on October 29, 2002, and the lenders have waived any rights to pursue any remedies based on those defaults.

     We depend on BellSouth for the provision of wholesale telecommunications services under our interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. As previously reported, BellSouth requested by letter dated March 8, 2002 that we provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to us. On March 28, 2002, we filed a petition for declaratory judgment in Georgia state court seeking a ruling from the court that, based upon the terms of our interconnection agreements with BellSouth, BellSouth may not require us to place a

$10 million deposit with BellSouth as security for future payment for services to be rendered to us by BellSouth. BellSouth responded to our petition by seeking to have the matter heard before the Georgia Public Service Commission, rather than in Georgia state court. BellSouth filed a petition with the Georgia Public Service Commission seeking a determination that we should be required to place a security deposit of approximately $17 million with BellSouth. BellSouth has subsequently withdrawn this petition. Based on our payment history with BellSouth, including the fact that BellSouth received all payments due from us during our reorganization process, our strengthened liquidity position as a result of the reorganization, and other relevant factors, we do not believe that BellSouth is entitled to any amount of the deposit it has sought. If it is determined that BellSouth may require a substantial deposit, our cash reserves may be insufficient to fund the deposit, which could have a material adverse effect on our ability to provide services to its customers.

     Some of our customers, especially governmental entities, and some governmental entities from which we have acquired a franchise or rights-of-way agreement, require us to obtain surety bonds as a condition to our provision of service to them or other entities within their control. In February 2002, because of our financial condition, our surety cancelled all outstanding surety bonds that contained cancellation clauses. The surety also has advised us that it will not underwrite any new surety bonds unless we provide 100% collateral for such bonds. Our inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on our ability to provide service to some customers, especially government entities and other entities that generally require surety bonds. We believe that our strengthened liquidity position as a result of our reorganization and recent changes to our major credit agreements provide us with greater flexibility to satisfy our requirements for surety bonds and similar security arrangements. Our amended credit facility allows us to issue up to $2 million in bonds and other security to various entities. The amount allowable for bonds and other security interests may be increased by up to $3 million, for a total of $5 million, if we prepay principal amounts, in increments of $500,000 plus accrued and unpaid interest on such amounts, owing under the senior secured credit facility. For more information about our surety obligations, see note 11 to the audited consolidated financial statements appearing elsewhere in this report.

     We have obtained a portion of our rights-of-way under an agreement with Southern Telecom, Inc. and its affiliates that provides for significant annual fixed payments by us through 2020. Certain events specified in the agreement, including a change of control of ITC/\DeltaCom, as defined in the agreement, can cause termination of the annual payment provisions and require us to make a one-time payment. The total amount of this one-time payment would be approximately $19.7 million if such an event were to occur before August 1, 2003 and could be greater than such amount if such an event were to occur thereafter. Any such one-time payment would reduce our capital lease obligations. Such a reduction would total approximately $9.5 million if such an event were to occur before August 1, 2003. In December 2002, we received a notice from Southern Telecom under this agreement, in which Southern Telecom claimed that our October 2002 reorganization resulted in a change of control of ITC/\DeltaCom under the agreement. In January 2003, Southern Telecom filed a civil action against us alleging that we breached the agreement by failing to pay Southern Telecom approximately $125,000 by November 29, 2002 and approximately $19.6 million by January 28, 2003, for a total of approximately $19.7 million, that it alleges became due and payable as a result of the change of control it claims resulted from our reorganization. In our response, we have denied that a change of control, as defined in the agreement, has occurred and further denied that we owe the amounts specified in the complaint. Under our credit facility agreement, we are required to maintain, in a segregated account, cash and cash equivalents in an amount of $18.5 million for the twelve-month period following October 29, 2002, which may be reduced to $9.25 million for the succeeding six-month period. We may use the amounts in the account solely to pay any amounts for which we may become liable upon the occurrence of a change of control under our agreement with Southern Telecom. If we are required to make a change of control payment under the agreement, the funds we have available for other uses related to the operation or expansion of our business would be significantly reduced.

     During 2002, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. In large part to address our liquidity constraints, we reduced our planned capital expenditures and implemented other cost-cutting measures.

     Cash provided by (used in) operating activities was $19.8 million in 2002, $(10.5) million in 2001 and $45.9 million in 2000. Cash provided by operating activities in 2002 of $19.8 million includes the effects of approximately $13.2 million of payments for items related to our reorganization. Changes in working capital were $9.6 million in

2002, $2.8 million in 2001 and $27.3 million in 2000.

     . The change in 2002 was primarily attributable to a decrease in accounts receivable and other current assets and an increase in accrued interest, the effects of which were partially offset by a decrease in accounts payable and unearned revenue.

     . The change in 2001 was primarily attributable to a decrease in accounts receivable and other current assets and an increase in accrued compensation and other accrued liabilities, the effect of which was partially offset by a decrease in accounts payable, accrued interest and unearned revenue. The decrease in unearned revenue resulted primarily from a decrease, from $24 million for 2001 to $17.6 million for 2002, in the amount prepaid by BellSouth for reciprocal compensation.

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

     Cash used for investing activities was $34.7 million in 2002, $154.8 million in 2001 and $305.2 million in 2000. The cash used in these periods was primarily applied to fund capital expenditures.

     We made capital expenditures of $34.7 million in 2002, $162.0 million in 2001 and $309.8 million in 2000.

     . Of the $34.7 million of capital expenditures in 2002, $30.3 million related to our retail services segment and $4.4 million related to our broadband transport services segment.

     . Of the $162.0 million of capital expenditures in 2001, $117.7 million related to our retail services segment and $44.3 million related to our broadband transport services segment.

     . Of the $309.8 million of capital expenditures in 2000, $188.2 million related to our retail services segment and $121.6 million related to our broadband transport services segment.

     Cash provided by financing activities was $4.4 million in 2002, $65.2 million in 2001 and $152.0 million in 2000.

     . Net cash provided by financing activities in 2002 consisted primarily of proceeds from the issuance of new Series A preferred stock, including the related common stock and common stock warrants, net of issuance costs, of $29.6 million, less cash restricted for a specified contingency of $18.5 million and repayments of other long-term debt and capital lease obligations of $6.6 million.

     . Net cash provided by financing activities in 2001 consisted primarily of proceeds of $67.2 million, net of issuance costs, from the issuance of our Series B preferred stock and proceeds of $1.3 million from the exercise of options to purchase common stock, reduced by a net repayment of other long-term debt and capital lease obligations of $2.4 million.

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

     We have various contractual obligations and commercial commitments. The following table sets forth, in thousands, the annual payments, exclusive of interest payments, we are required to make under contractual cash obligations and other commercial commitments at December 31, 2002 (in thousands). The annual payments have been adjusted for the revised terms under our amended and restated senior credit facility and amended capital lease facilities discussed above.

                                                                     Payments Due by Period
                                                                     ----------------------
                                            Total       2003        2004       2005        2006        2007      After 2007
                                          ---------   --------    --------   --------    ---------    --------   ----------
Long-term debt - Credit facility ......   $ 155,600   $  1,600    $  1,600   $ 10,800    $ 141,600    $     --   $       --
Capital lease obligations .............      46,771      1,103      12,012     15,246       10,408         473        7,529
Other long-term liabilities ...........      10,575      3,250       3,518      3,807           --          --           --
Operating leases ......................      60,459     13,747      11,206      8,772        7,535       6,244       12,955
Unconditional purchase obligations ....       2,578      2,578          --         --           --          --           --
                                          ---------   --------    --------   --------    ---------    --------   ----------
   Totals .............................   $ 275,983   $ 22,278    $ 28,336   $ 38,625    $ 159,543    $  6,717   $   20,484
                                          =========   ========    ========   ========    =========    ========   ==========


     We do not have off-balance sheet financing arrangements other than our operating leases. See note 6 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding our financing arrangements.

     At December 31, 2002, we had entered into agreements with vendors to purchase approximately $2.6 million of property, plant and equipment and services in 2003 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. In 2002, we made net capital expenditures of approximately $34.7 million, primarily for the addition of telecommunications equipment in connection with our local and data telecommunications services, and for infrastructure enhancements. We currently estimate that our aggregate capital requirements for 2003 will total approximately $40.0 million, including the $2.6 million in commitments as of December 31, 2002.

     We currently plan that capital expenditures in 2003 will be used primarily for the following:

     . continued addition of telecommunications equipment in connection with our local and data telecommunications services; and

     .   infrastructure enhancements, principally for information systems.

     In November 2000, we entered into a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if we purchase at least $250 million of equipment and services from Nortel Networks. If we purchase less than $250 million of equipment and services before a deadline that has been extended to April 4, 2003, the agreement provides that we will be required to pay to Nortel a portion of the difference between the commitment and the amount actually purchased. Based on our actual and forecasted purchases under the agreement, we currently estimate that we may be required to pay Nortel Networks approximately $3.5 million to $3.8 million in the first quarter of 2003. In addition, Nortel Networks has deployed approximately $6.6 million of equipment under terms providing that payment is due when we place the deployed equipment into service. Based on our current schedule for placing this equipment into service, we expect that these terms may require us to pay $6.6 million in the first quarter of 2003, depending on our need for capacity. Under other terms of this agreement, we are required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003. The estimated payment obligations under this agreement are in addition to the outstanding commitments of $2.6 million as of December 31, 2002 described above. We have reached an agreement in principle with Nortel Networks to modify our obligations under the existing agreement. If the agreement in principle is reflected in a new definitive agreement executed by Nortel Networks and us, we expect that we will not be required to make the estimated $3.5 million to $3.8 million payment described above, that we will be able to use approximately $4 million in accumulated vendor credits to reduce to approximately $12 million our estimated remaining payment obligations of approximately $16 million under the existing agreement, and that we will be obligated to make equipment-related payments to Nortel Networks of $1 million quarterly from the first quarter of 2003 through the fourth quarter of 2005. As a result of our agreement with Nortel Networks, we recorded other long-term liabilities totaling approximately $10.6 million as of December 31, 2002.

Critical Accounting Policies, Estimates, Risks and Uncertainties

     Our audited consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in note 2 to our audited consolidated financial statements appearing elsewhere in this report, the following policies may involve a higher degree of judgment and complexity.

     The policies discussed below are not intended to constitute a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for us to judge their application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and related notes thereto appearing elsewhere in this report, which contain accounting policies and other disclosures required by accounting principles generally accepted in the United States.

     Revenue Recognition. We generate recurring or multi-year operating revenues, as well as nonrecurring operating revenues. We recognize revenues in accordance with SEC Staff Accounting Bulletin, or ("SAB"), No. 101, "Revenue Recognition in Financial Statements," as amended by SAB Nos. 101A and 101B. SAB No. 101 requires that the following four basic criteria must be satisfied before revenues can be recognized:

     .   there is persuasive evidence that an arrangement exists;

     .   delivery has occurred or services rendered;

     .   the fee is fixed and determinable; and

     .   collectibility is reasonably assured.

We base our determination of the third and fourth criteria above on our judgment regarding the fixed nature of the fee we have charged for the services rendered and products delivered, and the prospects that those fees will be collected. If changes in conditions should cause us to determine that these criteria likely will not be met for future transactions, revenue recognized for any reporting period could be materially adversely affected.

     We generate recurring revenues from our offering of local exchange services, long distance services, data and Internet services, which include Internet access, hosting and colocation services, and the sale of transmission capacity to other telecommunications carriers. Revenues from these sources are recognized as services are provided. Advance billings or cash payments received in advance of services performed are recorded as deferred revenue.

     We generate nonrecurring revenues from the sale of telephone systems, other equipment, software and professional services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues such as the sale of telephone systems may be part of multiple element arrangements. We estimate the fair value of the separate elements of a multiple element arrangement and recognize revenues for any separate element that has been delivered only after all of the remaining separate elements of the multiple element arrangement have been delivered.

     We recognize some revenues net as an agent versus gross as principal. We applied the guidance provided in Emerging Issues Task Force, or EITF, 99-19 to classify and record such amounts. We recorded revenues net as an agent of $11.1 million during 2002, $16.3 million during 2001 and $16.6 million during 2000. See note 2 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding revenues we recognize net as an agent.

     Allowance for Doubtful Accounts. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also use estimates based on our aged receivables to determine an additional allowance for bad debts. These estimates are based on our historical collection experience, current trends, credit policy and a percentage of our revenue. In determining these percentages, we look at historical write-offs of our receivables, but our history is limited. We also look at current trends in the credit quality of our customer base as well as changes in the credit policies. The following table identifies the amounts we had reserved as of the dates indicated.

                                                                 December 31,
                                                 ---------------------------------------------
                                                      2002             2001            2000
                                                      ----             ----            ----
Retail Services ............................     $   5,755,000    $   4,057,000   $  2,837,000
Broadband Transport Services ...............         1,589,000        1,632,000        166,000
                                                 -------------    -------------   ------------
   Total ..................................      $   7,344,000    $   5,689,000   $  3,003,000
                                                 =============    =============   ============

     We have attempted to reserve for expected losses based on the foregoing factors and believe our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be materially affected as the composition of our receivables changes over time. We continually review and refine the estimation process to take account of these changes, but we cannot guarantee that we will be able to estimate credit losses accurately on our receivables.

     Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with Statement of Financial Accounting Standards, or "SFAS," No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and, beginning January 1, 2002, SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Lived Assets". Factors we consider important and that could trigger an impairment review include the following:

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

     When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable based upon the existence of one or more of the foregoing indicators of impairment, we measure impairment based on an estimate of fair value. Estimates may be based on the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model, or estimates may be based on other methods. Net intangible assets, long-lived assets and goodwill amounted to $442.6 million as of December 31, 2002 and $747.0 million as of December 31, 2001.

     We wrote down some of our long-lived assets and goodwill because we determined impairment existed during 2002 and 2001. We recognized losses in connection with the write-downs of $223,000 during 2002 and $74.4 million during 2001. As part of our adoption of fresh start reporting on October 30, 2002, substantially all property, plant and equipment was revalued to estimated fair value, which became our new cost basis. In conformity with fresh start accounting principles, we recorded a $228.2 million reorganization charge to adjust the historical carrying value of our assets and liabilities to fair market value. Of this charge, we wrote down our property, plant and equipment by $198.8 million. See notes 3 and 10 to our consolidated financial statements appearing elsewhere in this report for additional information regarding these write-downs. We cannot assure you that other write-downs will not occur in subsequent periods.

     As a result of our reorganization, all goodwill recorded in our audited consolidated balance sheets was written off as of the October 29, 2002 effective date of our reorganization. Before this write-off and effective on January 1, 2002, we accounted for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." As a result of our adoption of SFAS No. 142, we ceased amortizing approximately $59.7 million of goodwill that we had recorded as of December 31, 2001. We had recorded approximately $2.0 million of amortization on these amounts during 2001 and would have recorded approximately $2.0 million of amortization in 2002. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002. We completed the transitional test as of January 1, 2002 and determined that goodwill was not impaired. As of December 31, 2002, no goodwill is recorded on the audited consolidated balance sheets appearing elsewhere in this report.

Adoption of Fresh Start Reporting

     As of October 30, 2002, we implemented fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization fair value of ITC/\DeltaCom and its subsidiaries was allocated to our assets and liabilities, our deficit was eliminated, and our stockholders' equity reflects the transactions under our plan of reorganization. The adoption of SOP 90-7 and fresh start reporting had a material effect on our financial statements. As a result, our financial statements published for periods following the effectiveness of our plan of reorganization will not be comparable to our financial statements published before the effectiveness of the plan of reorganization.

     The following presents the effects of our fresh start reporting as of October 30, 2002. The amounts are based on a reorganization value of $555.6 million. See note 3 to our audited consolidated financial statements appearing elsewhere in this report for more information about our fresh start reporting. All amounts are shown in thousands.

                            Effects of Plan of Reorganization
                                    October 30, 2002

                                                                                              Fresh Start
                                                       Predecessor     Effects of Plan        Accounting         Successor
                                                         Company      of Reorganization       Adjustments         Company
                                                         -------      -----------------       -----------         -------
Current assets (including restricted assets) ......    $  85,645         $ 29,554              $      --          $115,199
Long-term assets ..................................      668,598               --               (228,179)          440,419
                                                       ---------         --------              ---------          --------
   Total assets ...................................    $ 754,243         $ 29,554              $(228,179)         $555,618
                                                       =========         ========              =========          ========

Current liabilities ...............................    $  91,505         $     --              $      --          $ 91,505
Long-term liabilities .............................      200,109               --                     --           200,109
                                                       ---------         --------              ---------          --------
   Total liabilities ..............................      291,614               --                     --           291,614
                                                       ---------         --------              ---------          --------
Liabilities subject to compromise .................      538,147         (538,147)                    --                --

New Series A convertible redeemable
  preferred stock .................................           --           24,433                     --            24,433

Series B redeemable convertible preferred
  stock ...........................................       63,691          (63,691)                    --                --
Stockholders' equity ..............................     (139,209)         606,959               (228,179)          239,571
                                                       ---------         --------              ---------          --------
   Total liabilities and stockholders' equity .....    $ 754,243         $ 29,554              $(228,179)         $555,618
                                                       =========         ========              =========          ========


     The senior notes and convertible subordinated notes and related accrued interest are included as liabilities subject to compromise in the table above.

     Current assets of the Successor Company in the table above include $18.5 million of restricted assets.

Effects of Our Reorganization on Our Accumulated Tax Credits

     We estimate that we have accumulated over $444 million in net operating loss carryforwards, which we could have used in part to reduce any future income tax payments we may be required to make. As a result of our reorganization under Chapter 11 of the United States bankruptcy code, we will be required under the Internal

Revenue Code to reduce our net operating loss carryforwards by the amount of gain we recognize from the cancellation of our debt. In addition, we believe our reorganization is deemed to have caused a change in control of ITC/\DeltaCom, as defined for purposes of the Internal Revenue Code, which significantly limits our ability to use any remaining net operating loss carryforwards. Such a reduction and limitation will increase our income tax payments once we begin to generate taxable income.

Effects of New Accounting Standards

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of specified tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We implemented this statement, as required by SOP 90-7, as part of our fresh start reporting upon completion of our bankruptcy proceedings, with no material impact on our audited consolidated financial statements.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, an amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. This statement, among other things, significantly limits the instances in which the extinguishment of debt can be treated as an extraordinary item in the statement of operations. This statement also requires reclassification of all prior period extraordinary items related to the extinguishment of debt. We implemented this statement, as required by SOP 90-7, as part of our fresh start reporting upon completion of our bankruptcy proceedings, with no material impact on our audited consolidated financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We implemented this statement, as required by SOP 90-7, as part of our fresh start reporting upon completion of our bankruptcy proceedings, with no material impact on our audited consolidated financial statements.

     SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply APB 25 recognition and measurement principles and have complied with the new disclosure requirements of this statement.

Consolidation of Retail and Broadband Transport Businesses.

     As a result of cost-reducing measures we implemented in connection with our reorganization and the changing environment of the telecommunications business, we expect, beginning with the first quarter of 2003, to consolidate our broadband transport services segment into our retail services segment, which will be managed and reported as a single business segment. We expect to continue to provide detailed revenue disclosure concerning our end-user, retail customers and our wholesale customers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

     Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $155.6 million of borrowings outstanding under our senior credit facility as of December 31, 2002. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $155.6 million of our outstanding borrowings under the senior credit facility accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $155.6 million of variable-rate debt at December 31, 2002 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

Item 8. Financial Statements and Supplementary Data.

     Our consolidated financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-41.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On August 5, 2002, we received a letter from the SEC advising us that Arthur Andersen LLP, our former independent accountants, had informed the SEC that it was unable to perform future audit services for us because of the publicly announced wind-down of Arthur Andersen's business. The SEC advised us in its letter that, as a result of this notification, Arthur Andersen's relationship with us had been effectively terminated. As of August 5, 2002, Arthur Andersen had not resigned or declined to stand for re-election as our independent accountant, nor had our board of directors or audit committee dismissed Arthur Andersen.

     On September 6, 2002, we engaged BDO Seidman, LLP to succeed Arthur Andersen as our independent accountants. The decision to engage BDO Seidman was approved by a duly constituted committee of our board of directors and by the bankruptcy court.

     Arthur Andersen's reports on our audited consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 were unqualified, but the report for the fiscal year ended December 31, 2001 stated that our ability to continue as a going concern was uncertain. Except to the extent described in the preceding sentence, none of these reports contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of our consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999, and during fiscal year 2002 prior to the termination of Arthur Andersen's relationship with us, we had no disagreements with Arthur Andersen on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of such disagreements in connection with its report on our consolidated financial statements for such periods.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The table below shows information about our directors and executive officers as of January 31, 2003:

 Name                                     Age             Positions with Company
-----                                     ---             ----------------------
Larry F. Williams..................       60   Chairman, Chief Executive Officer and Director
Andrew M. Walker...................       61   President, Chief Operating Officer and Director
Douglas A. Shumate.................       37   Senior Vice President-Chief Financial Officer
Steven D. Moses....................       53   Senior Vice President-Network Services
J. Thomas Mullis...................       59   Senior Vice President-Legal and Regulatory, General Counsel and
                                                 Secretary
Roger F. Woodward..................       50   Senior Vice President-Sales
Thomas P. Schroeder................       55   Senior Vice President-Large Account Sales
Sara L. Plunkett...................       53   Vice President-Finance
Donald W. Burton...................       58   Director
John J. DeLucca....................       59   Director
Campbell B. Lanier, III............       52   Director
R. Gerald McCarley.................       64   Director
Robert C. Taylor, Jr...............       43   Director
William B. Timmerman...............       56   Director

     Larry F. Williams has served as our Chairman and Chief Executive Officer since July 2001 and was appointed to our board of directors in February 2001. From September 2000 to January 2002, Mr. Williams acted as a consultant to telecommunications companies. From December 1994 to September 2000, Mr. Williams served as Chief Executive Officer of AAPT Ltd., a publicly traded telecommunications carrier in Australia. From January 1992 to December 1994, he served as Chief Financial Officer and Chief Operating Officer of AAPT Ltd. and as a Vice President of MCI Communications Corporation. Mr. Williams was Executive Vice President, Vice President and Chief Financial Officer of Telecom*USA (SouthernNet) from October 1987 to August 1990, when that company was acquired by MCI Communications Corporation. From August 1990 to January 1992, Mr. Williams served as Vice President of Finance and Administration of MCI Communications Southern division. From November 1980 to October 1987, Mr. Williams served as Vice President, Treasurer and Chief Financial Officer of John
H. Harland Co. Mr. Williams currently serves as a director of Learn.net, Inc., a hosted e-learning service provider.

     Andrew M. Walker has served as our Chief Operating Officer since July 2001, our President since April 2000 and our Vice Chairman from April 1998 through July 2001. From March 1997 to July 2001, Mr. Walker served as our Chief Executive Officer. He served as President and Chief Executive Officer of the managing partner of Interstate FiberNet and Gulf States FiberNet, predecessors to Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC/\DeltaCom, from November 1994 until March 1997, and as Chief Executive Officer and President of KNOLOGY Broadband, Inc., a broadband telecommunications services company formerly known as KNOLOGY Holdings, Inc., from July 1996 to February 1997.

     Douglas A. Shumate has served as our Senior Vice President-Chief Financial Officer since March 1997. He served as Chief Financial Officer of the Managing Partners of Interstate FiberNet and Gulf States FiberNet from January 1995 until March 1997. From May 1991 to January 1995, he served as Vice President-Finance and Chief Financial Officer of Interstate Telephone Company, a local telephone service provider and wholly-owned subsidiary of ITC Holding Company, Inc., an investor in and operator of service businesses in the southeastern United States. From December 1986 through April 1991, Mr. Shumate was employed as a C.P.A. at the accounting firm of Arthur Andersen LLP.

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

     Roger F. Woodward has served as our Senior Vice President-Sales since October 1996. He also served as our Senior Vice President-Sales, Customer Support and Account Services from March 1998 to July 2001. Mr. Woodward was Senior Vice President-Sales and Marketing from October 1996 until March 1998. From March 1990 until July 1996, Mr. Woodward served in a variety of positions, including Regional Sales Director and Vice President-Sales, with Allnet Communications, Inc., which was acquired by Frontier Communications Corporation in August 1995.

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

     Donald W. Burton has served on our board of directors since 1997.
Mr. Burton has served as the Managing General Partner of South Atlantic Venture Funds, a venture capital partnership, since 1983 and as the General Partner of The Burton Partnership, Limited Partnership, an investor in public and private businesses, since 1979. Since 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton serves as a director of ITC Holding Company, KNOLOGY Broadband, Inc. and several privately held companies. Mr. Burton also serves as a trustee of the Merrill Lynch Cluster A group of mutual funds.

     John J. DeLucca has served on our board of directors since October 29, 2002, which was the effective date of our plan of reorganization. Mr. DeLucca has served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty Inc., a manufacturer and marketer of personal fragrances, since 1999. Mr. DeLucca serves as a member of the Executive Committee of the Board of Directors of Coty Inc. Mr. DeLucca also serves as a director of Edison Controls Corporation, Elliott Company, Enzo Biochem, Inc. and Horizon Natural Resources. Mr. DeLucca served as Senior Vice President and Treasurer of RJR Nabisco Inc., an international consumer products company, from 1993 to 1998. Mr. DeLucca also has previously served, among other positions, as Managing Director and Chief Financial Officer of Hascoe Associates, President and Chief Financial Officer of the Lexington Group, and Senior Vice President-Finance and Managing Director of The Trump Group.

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

     R. Gerald McCarley served on our board of directors from January 2002 to October 2002. He was reappointed as a director in January 2003. Mr. McCarley is a retired partner of the accounting firm of Deloitte & Touche LLP. He retired from that firm in June 1999 after having served as an accounting and audit partner since 1980. Mr. McCarley joined a predecessor of Deloitte & Touche in 1967 and served in various positions before he was appointed a partner in 1980.

     Robert C. Taylor, Jr. has served on our board of directors since October 29, 2002, which was the effective date of our plan of reorganization. Mr. Taylor has served as the Chairman, President and a director of Focal Communications Corporation, a national communications provider of local phone and data services, since its founding in 1996. Mr. Taylor also served as the Chief Executive Officer of Focal Communications from 1996 until May 2002 and is that company's co-founder. Mr. Taylor is a Senior Advisor to Chanin Capital Partners, an investment banking firm, and the Executive Vice Chairman of the Association for Local Telecommunications Services, an organization representing facilities-based competitive local exchange carriers. Mr. Taylor previously served as Chairman of that organization. Mr. Taylor is also a member of the Board of Directors of the Information Technology Association of America. Mr. Taylor was recently named by Chairman Powell and the Federal Communications Commission to be on the Network Reliability and Interoperability Council. Mr. Taylor was a director of iPlan Networks, a competitive local exchange carrier based in Argentina, and Madison River Communications, a rural telephone company. Mr. Taylor has held positions with MFS Communications, most recently as Vice President of Global Accounts. Prior to joining MFS Communications in 1994, Mr. Taylor was one of the original senior executives at McLeodUSA. Mr. Taylor has also held management positions with MCI and Ameritech.

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

     All of our directors and executive officers, other than Messrs. DeLucca and Taylor, served in their current positions with us before we filed for protection from creditors under Chapter 11 of the United States bankruptcy code on June 25, 2002.

Board of Directors

     Plan of Reorganization. Our plan of reorganization provided that our board of directors immediately following the reorganization would be composed of seven directors, selected as follows:

     . four directors selected by a committee of our unsecured creditors, including former holders of our senior notes and convertible subordinated notes, two of whom were required to be independent directors;

     . two directors selected by the investors in our October 29, 2002 private offering of Series A preferred stock; and

     .  our chairman and chief executive officer.

Donald W. Burton, John J. DeLucca, Robert C. Taylor and John R. Myers were selected by the creditors' committee. Mr. Myers resigned from the board of directors in January 2003. Campbell B. Lanier, III and William B. Timmerman were selected by the investors in our private offering of Series A preferred stock. Mr. Williams continued on the board of directors as our chairman and chief executive officer. The appointment of these directors was approved by our board of directors as constituted before the effective date of our plan of reorganization.

     Election. Each holder of shares of our common stock is entitled to cast one vote for each outstanding share of common stock held upon any matter, including the election of directors, that is properly considered and acted upon by the stockholders.

     Beginning with the first annual meeting of our stockholders following the consummation of our plan of reorganization on October 29, 2002, for so long as at least 66-2/3% or more of the shares of Series A preferred stock issued by us are outstanding, the holders of such shares will be entitled, voting as a separate class, exclusive of all other stockholders, to elect two directors to serve on our board of directors. If the percentage of such outstanding shares decreases to below 66-2/3% but remains in excess of 33-1/3%, such holders will be entitled, voting as a separate class, exclusive of all other stockholders, to elect one director. If the percentage of such outstanding shares decreases to or below 33-1/3%, the right of such holders to elect directors as a separate class, exclusive of all other stockholders, will terminate, and such holders will thereafter be entitled to vote in the election of directors on an "as-if-converted" basis together with the holders of the common stock.

     Committees of the Board of Directors. The board of directors currently has a standing audit committee and a standing compensation committee.

     The audit committee currently consists of Robert C. Taylor, Jr., John J. DeLucca and R. Gerald McCarley. The audit committee is responsible, among its other duties, for engaging, overseeing, evaluating and replacing our independent auditors, pre-approving all audit and non-audit services by the independent auditors, reviewing the scope of the audit plan and the results of each audit with management and the independent auditors, reviewing the internal audit function, reviewing the adequacy of our system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in our annual and quarterly reports filed with the SEC, and exercising oversight with respect to our policies and procedures regarding adherence with legal requirements.

     The current members of the compensation committee are Donald W. Burton, Robert C. Taylor and R. Gerald McCarley. The compensation committee is responsible for establishing the compensation and benefits of the executive officers, monitoring compensation arrangements for management employees for consistency with corporate objectives and stockholders' interests, and administering our stock incentive plan.

     Director Compensation. Effective as of the consummation of our plan of reorganization on October 29, 2002, directors who are not employees of our company receive fees of $30,000 annually plus fees of $1,000 for each board meeting attended in person, $500 for each board meeting attended by conference telephone and $500 for each committee meeting attended, whether in person or by conference telephone. In addition, each non-employee director has received options to purchase 10,000 shares of our common stock. Employee directors receive no fees related to their board service. All directors are entitled to reimbursement for their reasonable out-of-pocket expenditures.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. The reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file. Mr. Moses did not file one report, with respect to a disposition of common stock pursuant to a Rule 10b5-1 trading plan, on a timely basis. Based solely upon a review of Section 16(a) reports furnished to us for fiscal 2002 or written representations that no other reports were required, we believe that our Section 16(a) reporting persons otherwise complied with all filing requirements for fiscal 2002.

Item 11.  Executive Compensation.

     The following table sets forth the compensation paid to our chief executive officer and to each of our four other most highly compensated executive officers for fiscal 2002, who are referred to collectively as the "named executive officers":

                           Summary Compensation Table

                                                                           Long Term Compensation
                                                                       -----------------------------
                                                         Annual
                                                      Compensation                 Awards
                                                  -------------------  -----------------------------
                                                                                          Securities
                                                                       Restricted Stock   Underlying      All Other
                                                                          Unit Awards       Options      Compensation
Name and Principal Position               Year    Salary($)   Bonus($)      ($)(3)            (4)            ($)(5)
---------------------------             --------  ---------- -----------------------------------------  --------------
Larry F. Williams(1) ..................  2002      250,000     225,000     1,430,000       411,379          45,807
  Chairman and Chief Executive Officer   2001      100,000     110,274            --     1,000,000           7,543
                                         2000           --          --            --            --              --

Andrew M. Walker(2) ...................  2002      230,000     136,000       520,000       307,218          15,762
  President and Chief Operating Officer  2001      230,000      94,010            --       148,472          21,451
                                         2000      212,601     136,510            --         6,652          20,245

Douglas A. Shumate ....................  2002      196,000      87,660       156,000       197,074          23,053
  Senior Vice President-Chief Financial  2001      184,923      53,862            --        64,236          18,929
     Officer                             2000      152,688      59,422            --         3,562          19,310

Steven D. Moses .......................  2002      164,560      46,077       130,000       167,634           8,078
  Senior Vice President-Network          2001      163,157      36,401            --        64,236           9,053
     Services                            2000      149,574      51,392            --         3,252          13,589

J. Thomas Mullis ......................  2002      169,703      48,083       130,000       167,634          13,637
  Senior Vice President-Legal and        2001      168,256      31,282            --        56,336          12,596
     Regulatory                          2000      159,601      44,165            --         3,180          12,452

---------------------
 (1) Mr. Williams was appointed Chairman and Chief Executive Officer on July 24, 2001.

 (2) Mr. Walker served as President and Chief Executive Officer until July 24, 2001. Upon Mr. Walker's resignation as Chief Executive Officer, he was appointed to the additional position of Chief Operating Officer.

 (3) Represents the dollar value of restricted stock unit awards made in 2002. The dollar value is calculated by multiplying the closing market price of our common stock on the date of grant by the number of shares subject to the restricted stock units awarded. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the common stock subject to the restricted stock units. Subject to the executive's continued employment by us, the restricted stock unit awards vest with respect to one third of the shares subject to such awards on the date of grant of the award and on each of the second and third anniversaries of the date of grant. The restricted stock unit awards will fully vest upon the termination of an executive's employment by us as a result of the executive's death or disability. Any unvested portion of a restricted stock unit award will be forfeited upon the termination of an executive's employment by us for any other reason. Holders of restricted stock units will be entitled to receive, upon any payment by us of a cash dividend on the outstanding common stock, a cash payment for each restricted stock unit held as of the record date for the dividend equal to the per-share dividend paid on the common stock. As of December 31, 2002, the total holdings of restricted stock units of the named executive officers (with one unit deemed equivalent to the value of one share of common stock) and the market value of such holdings based on the closing price of our common stock on the OTC Bulletin Board on December 31, 2002 were as follows: Mr. Williams: 550,000 units ($1,281,500); Mr. Walker:
     200,000 units ($466,000); Mr. Shumate: 60,000 units ($139,800); Mr. Moses:
     50,000 units ($116,500); and Mr. Mullis: 50,000 units ($116,500).

(4) Represents, for 2001 and 2000, options to purchase our old common stock granted under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan. Represents, for 2002, options granted under the 1997 Stock Option Plan and options to purchase our new common stock granted after October 29, 2002 under the ITC/\DeltaCom, Inc. Stock Incentive Plan. Under our plan of reorganization, all unexercised options under the 1997 Stock Option Plan were cancelled as of October 29, 2002, the effective date of the plan. Holders did not receive any distribution in exchange for their cancelled options.

(5) The amounts shown in the "All Other Compensation" column consist of the following: (a) for Mr. Williams $3,516 in fiscal 2002 and $982 in fiscal 2001 in life insurance premiums; $6,806 in fiscal 2002 in matching contributions to our 401(k) retirement savings plan, referred to below as the "401(k) Plan"; relocation assistance amounts in 2002 of $19,231; a travel allowance of $11,454 in fiscal 2002 and $4,641 in fiscal 2001; and an automobile allowance of $4,800 in fiscal 2002 and $1,920 in fiscal 2001;
     (b) for Mr. Walker, $3,629 in fiscal 2002, $4,404 in fiscal 2001 and $2,529 in fiscal 2000 in life insurance premiums; $7,333 in fiscal 2002, $7,000 in fiscal 2001 and $6,800 in fiscal 2000 in matching contributions to our 401(k) Plan; a travel allowance of $247 in fiscal 2001 and $6,116 in fiscal 2000; an automobile allowance of $4,800 in fiscal 2002, $4,800 in fiscal 2001 and $4,800 in fiscal 2000; and an executive benefit for estate planning assistance of $5,000 in fiscal 2001; (c) for Mr. Shumate, $482 in fiscal 2002, $432 in fiscal 2001 and $348 in fiscal 2000 in life insurance premiums; $7,333 in fiscal 2002, $7,000 in fiscal 2001 and $6,800 in fiscal 2000 in matching contributions to the 401(k) Plan; a travel allowance of $10,438 in fiscal 2002, $5,507 in fiscal 2001 and $3,552 in fiscal 2000; an automobile allowance of $4,800 in fiscal 2002, $4,800 in fiscal 2001 and $4,800 in fiscal 2000; and an executive benefit for estate planning assistance of $1,190 in fiscal 2001 and $3,810 in fiscal 2000; (d) for Mr. Moses, $1,048 in fiscal 2002, $1,038 in fiscal 2001 and $905 in fiscal 2000 in life insurance premiums; $6,000 in fiscal 2002, $5,250 in fiscal 2001 and $5,250 in fiscal 2000 in matching contributions to the 401(k) Plan; a travel allowance of $2,497 in fiscal 2001 and $2,291 in fiscal 2000; the value of the personal use of a company vehicle, as calculated under regulations of the Internal Revenue Service, of $1,030 in fiscal 2002, $268 in fiscal 2001 and $143 in fiscal 2000; and an executive benefit for estate planning assistance of $5,000 in fiscal 2000; (e) for Mr. Mullis, $1,977 in fiscal 2002, $1,796 in fiscal 2001 and $1,652 in fiscal 2000 for life insurance premiums; $6,860 in fiscal 2002, $6,000 in fiscal 2001 and $6,000 in fiscal 2000 in matching contributions to the 401(k) Plan; and an automobile allowance of $4,800 in fiscal 2002, $4,800 in fiscal 2001 and $4,800 in fiscal 2000.

Stock Option Grants in Fiscal 2002

     The following table sets forth information concerning all stock options granted during fiscal 2002 to the named executive officers. Under our plan of reorganization, all options outstanding as of October 29, 2002, which was the effective date of the plan, were cancelled as of that date.

                                           Option Grants in Last Fiscal Year

                                                    Individual Grants                            Potential Realizable Value at
                                -------------------------------------------------------------       Assumed Annual Rates of
                                 Number of       Percent of                                        Stock Price Appreciation
                                  Shares       Total Options                                          for Option Term (6)
                                Underlying       Granted to       Exercise                      ------------------------------
                                  Options       Employees in        Price        Expiration
Name                              Granted      Fiscal Year(%)     ($/Share)         Date          5% ($)         10% ($)
----                            ------------  ----------------    ----------    -------------    ----------    ------------
Larry F. Williams                186,379(1)          3.46             0.51       1/29/12(4)            --            --
                                  50,000(2)          0.93             5.28      11/20/12(5)       430,028       684,748
                                  50,000(2)          0.93             6.08      11/20/12(5)       495,184       788,498
                                  50,000(2)          0.93             6.86      11/20/12(5)       558,711       889,654
                                  75,000(3)          1.39             2.60      11/20/12(5)       317,634       505,780

Andrew M. Walker                 194,718(1)          3.61             0.51       1/29/12(4)            --            --
                                  25,000(2)          0.46             5.28      11/20/12(5)       215,014       342,374
                                  25,000(2)          0.46             6.08      11/20/12(5)       247,592       394,249
                                  25,000(2)          0.46             6.86      11/20/12(5)       279,355       444,827
                                  37,500(3)          0.70             2.60      11/20/12(5)       158,817       252,890

Douglas A. Shumate               122,074(1)          2.26             0.51       1/29/12(4)            --            --
                                  16,667(2)          0.31             5.28      11/20/12(5)       143,346       228,254
                                  16,667(2)          0.31             6.08      11/20/12(5)       165,065       262,838
                                  16,666(2)          0.31             6.86      11/20/12(5)       186,230       296,539
                                  25,000(3)          0.46             2.60      11/20/12(5)        105,87       168,593

Steven D. Moses                  100,134(1)          1.86             0.51       1/29/12(4)            --            --
                                  15,000(2)          0.28             5.28      11/20/12(5)       129,008       205,424
                                  15,000(2)          0.28             6.08      11/20/12(5)       148,555       236,549


                                                                                                 Potential Realizable Value at
                                                    Individual Grants                               Assumed Annual Rates of
                                -------------------------------------------------------------      Stock Price Appreciation
                                 Number of       Percent of                                           for Option Term (6)
                                  Shares       Total Options                                    ------------------------------
                                Underlying       Granted to       Exercise
                                  Options       Employees in        Price        Expiration
Name                              Granted      Fiscal Year(%)     ($/Share)         Date          5% ($)         10% ($)
----                            ------------  ----------------    ----------    -------------    ----------    ------------
                                  15,000(2)          0.28             6.86      11/20/12(5)       167,613       266,896
                                  22,500(3)          0.42             2.60      11/20/12(5)        95,290       151,734

J. Thomas Mullis                 100,134(1)          1.86             0.51       1/29/12(4)            --            --
                                  15,000(2)          0.28             5.28      11/20/12(5)       129,008       205,424
                                  15,000(2)          0.28             6.08      11/20/12(5)       148,555       236,549
                                  15,000(2)          0.28             6.86      11/20/12(5)       167,613       266,896
                                  22,500(3)          0.42             2.60      11/20/12(5)        95,290       151,734

-----------------
(1) These options were granted under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan and were exercisable for shares of our old common stock. These options generally would have become exercisable with respect to 50% of the shares subject to such options on the second anniversary of the date of grant and with respect to 25% of the shares subject to such options on each of the third and fourth anniversaries of the date of grant. Under our plan of reorganization, all options outstanding as of October 29, 2002, which was the effective date of the plan, were cancelled as of that date. Holders did not receive any distribution in exchange for their cancelled options.

(2) These options were granted under the ITC/\DeltaCom, Inc. Stock Incentive Plan and are exercisable for shares of our new common stock. These options became exercisable with respect to one-third of the shares subject to such options on the date of grant and will become exercisable with respect to an additional one-third of the shares subject to such options on each of the first and second anniversaries of the date of grant.

(3) These options were granted under the ITC/\DeltaCom, Inc. Stock Incentive Plan and are exercisable for shares of our new common stock. These options become exercisable with respect to 50% of the shares subject to such options on the second anniversary of the date of grant and will become exercisable with respect to 25% of the shares subject to such options on each of the third and fourth anniversaries of the date of grant.

(4) The term of each of these options generally could not have exceeded ten years. Under our plan of reorganization, all options outstanding as of October 29, 2002, which was the effective date of the plan, were cancelled as of that date.

(5)  The term of each of these options generally may not exceed ten years.

(6) The potential realizable value is calculated in accordance with the rules and regulations of the SEC based on the fair market value on the date of grant, which was equal to the exercise price of the option and assumes that the shares appreciate in value from the option grant date compounded annually until the end of the option term at the rate specified, 5% or 10%, and that the option is exercised and sold on the last day of the option term for the appreciated share price. Under our plan of reorganization, all options outstanding under the ITC/\DeltaCom, Inc. 1997 Stock Option Plan as of October 29, 2002, which was the effective date of the plan, were cancelled as of that date.

Stock Option Exercises in Fiscal 2002

     The following table sets forth information concerning all stock options exercised during fiscal 2002 and unexercised stock options held at the end of that fiscal year by the named executive officers:

                   Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                                              Number of Securities
                                                             Underlying Unexercised            Value of Unexercised
                                                           Options at Fiscal Year-End          In-the-Money Options
                                                                     (#)                     at Fiscal Year-End ($)(1)
                               Shares        Value       -------------------------------   ---------------------------
                             Acquired on    Realized
Name                         Exercise (#)      ($)       Exerciseable     Unexerciseable   Exerciseable  Unexerciseable
----                        --------------  --------     -------------    --------------   ------------  --------------
Larry F. Williams .........       --            --           50,000          175,000           --              --
Andrew M. Walker ..........       --            --           25,000           87,500           --              --
Douglas A. Shumate ........       --            --           16,667           58,333           --              --
Steven D. Moses ...........       --            --           15,000           52,500           --              --
J. Thomas Mullis ..........       --            --           15,000           52,500           --              --

--------------
(1) Represents the difference between the exercise price and the closing price of our old common stock on the OTC Bulletin Board on December 31, 2002, which was the last trading day in fiscal 2002.

Employment and Retention Agreements

    We have entered into employment and retention agreements as of October 29, 2002, which was the effective date of our plan of reorganization, with the following executive officers pursuant to which each such executive officer is employed by us in the capacity identified below:

    Name                                             Position
    ----                                             --------
    Larry F. Williams .......... Chairman and Chief Executive Officer
    Andrew M. Walker ........... President and Chief Operating Officer
    Douglas A. Shumate ......... Senior Vice President-Chief Financial Officer
    Steven D. Moses ............ Senior Vice President-Network Services
    J. Thomas Mullis ........... Senior Vice President-Legal and Regulatory, and
                                   General Counsel
    Roger F. Woodward .......... Senior Vice President-Sales
    Thomas P. Schroeder ........ Senior Vice President-Large Account Sales

     Each agreement has an initial three-year term, which will be automatically extended for one year on each anniversary date unless either ITC/\DeltaCom or the executive officer provides notice of non-renewal, or unless employment terminates because the executive officer dies or becomes disabled, is terminated by us, or resigns. Under the agreements, each executive officer is entitled to receive a base salary not less than his base salary immediately before June 25, 2002, which was the date on which we filed for protection from creditors under Chapter 11 of the United States bankruptcy code. Each agreement further provides that, in addition to the executive officer's annual base salary, the executive officer may earn an annual bonus in cash and stock-based incentives in an amount not less than his maximum bonus opportunity for 2002 in effect immediately before June 25, 2002.

    Each agreement provides for the payment of severance benefits to the executive officer if we terminate the executive officer's employment without cause or the executive officer resigns for good reason. For this purpose, "good reason" includes a material reduction in the executive officer's position, authority, duties or responsibilities, specified relocations of the executive officer's place of employment, a reduction in the executive officer's compensation, and notification to the executive officer that his employment will be terminated otherwise than as permitted by the agreement. Upon such a termination, the executive officer will be entitled to receive the following:

    (1) a lump-sum payment equal to the executive officer's annual base salary through the date of termination plus a pro rata bonus for the year of termination and any previously deferred compensation and accrued vacation pay;

    (2)  a lump-sum payment equal to:

         . in the case of Mr. Williams, three times the sum of his annual base salary as in effect at the date of termination plus his highest specified target bonus opportunity, excluding the value of stock-based incentives;

         . in the case of Mr. Walker, (a) two times the sum of his annual base salary as in effect at the date of termination plus his highest specified target bonus opportunity, excluding the value of stock-based incentives, if the termination date occurs while Mr. Williams is serving as either our chief executive officer or our chairman, or (b) three times such sum, if the termination date occurs after Mr. Williams has ceased service as both our chief executive officer and our chairman; or

         . in the case of each executive officer other than Messrs. Williams and Walker, (a) the sum of the executive officer's annual base salary as in effect at the date of termination plus the executive's highest specified target bonus opportunity, excluding the value of stock-based incentives, if the termination date occurs while Mr. Williams is serving as either our chief executive officer or our chairman, or (b) two times such sum, if the termination date occurs after Mr. Williams has ceased service as both our chief executive officer and our chairman; and

    (3) continued medical, prescription, dental and life insurance benefits until at least age 65, in the case of Messrs. Williams and Walker, and for a minimum of three years, in the case of each other executive officer.

In addition, upon such termination, all stock options, awards of restricted stock and restricted stock units, and other equity-based awards granted to the executive shall vest and become exercisable, and all restrictions and conditions applicable to such awards shall be deemed to have lapsed or been fully satisfied.

    If an executive is terminated with cause or the executive resigns without good reason, the executive will be entitled to receive only compensation accrued through the date of termination and any compensation previously deferred by the executive.

Compensation Committee Interlocks and Insider Participation

    James H. Black, Jr., Donald W. Burton, William T. Parr, William H. Scott, III, O. Gene Gabbard, John R. Myers and Robert C. Taylor served as members of the compensation committee of our board of directors during some or all of fiscal 2002. Mr. Gabbard resigned as a member of the board of directors and the compensation committee in February 2002, Messrs Black, Parr and Scott ceased to serve as members of our board of directors and the compensation committee upon consummation of our plan of reorganization on October 29, 2002 and Mr. Myers resigned as a member of the board of directors and the compensation committee in January 2003. Before his appointment to the board of directors in July 2000, Mr. Black served as a Senior Vice President of ITC/\DeltaCom from July 1999 through July 2000. For a description of transactions between our company and entities with which members of the compensation committee in 2002 are affiliated or associated, see the discussion of such transactions and relationships in "Certain Relationships and Related Transactions," which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information presented below regarding beneficial ownership of our common stock and Series A preferred stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. Under these rules, a person is deemed to own beneficially any security as to which the person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities.

     The number of shares of common stock we show as beneficially owned as of January 31, 2003 includes the number of shares of common stock the beneficial owner would acquire as a result of the exercise of the warrants and the conversion of the Series A preferred stock beneficially owned as of that date. Warrants are exercisable at any time for shares of common stock on a one-for-one basis at the holder's option. Shares of our Series A preferred stock are convertible at any time at the holder's option into shares of common stock according to a formula specified in the certificate of designation of the Series A preferred stock. In addition, we have the right, instead of paying cash dividends, to issue additional shares of Series A preferred stock as payment-in-kind dividends on the Series A preferred stock. We have not included in the following tables any shares of Series A preferred stock that we may issue after January 31, 2003 as payment-in-kind dividends or any additional shares of common stock that would be issuable by us upon conversion of the Series A preferred stock as payment of accrued and unpaid dividends. The information presented below assumes that any fractional shares of common stock otherwise issuable upon exercise of the warrants or conversion of the Series A preferred stock will be rounded up to the nearest whole share of common stock.

     As of January 31, 2003, there were 44,848,300 shares of common stock and 304,208 shares of Series A preferred stock outstanding. Except with respect to the election of directors, holders of the Series A preferred stock are entitled to vote on an "as-if-converted" basis together with the holders of the common stock as a single class on all matters presented for a vote to the holders of the common stock. Until the date on which the holders of the Series A preferred stock cease to have the right, voting as a separate class, exclusive of all other stockholders, to elect at least one director, those holders otherwise will not be entitled to vote upon the election of directors.

Principal Stockholders

     Beneficial Ownership of Common Stock and Series A Preferred Stock. The following table presents, as of January 31, 2003, information based upon our records and filings with the SEC regarding each person, other than a director or executive officer of ITC/\DeltaCom, known to us to be the beneficial owner of more than 5% of the common stock or Series A preferred stock:

                                                    Common Stock              Series A Preferred Stock
                                            ---------------------------    -----------------------------
                                             Amount and                       Amount and
                                             Nature of                        Nature of                        Total Combined
     Name and Address of                    Beneficial       Percent of       Beneficial       Percent of      Voting Power as
      Beneficial Owner                      Ownership(1)     Class (%)       Ownership(1)       Class (%)     Single Class (%)(2)
      ----------------                      ------------     ----------      -------------      ---------     -------------------
James Smith Lanier, II ...................     991,389           2.2          22,045.3571           7.2                 2.0
  c/o J. Smith Lanier & Co., Street,
  P.O. Box 70, 300 West Tenth
  West Point, GA 31833

ITC Holding Company, Inc. ................   3,605,069           8.0                   --            --                 7.2
3300 20/th/ Avenue
Valley, Alabama 36854

SCANA Corporation ........................   3,718,309           7.7         151,168.1628          49.7                 7.3

                                                    Common Stock              Series A Preferred Stock
                                            ---------------------------    -----------------------------
                                            Amount and                       Amount and
                                             Nature of                        Nature of                         Total Combined
     Name and Address of                    Beneficial       Percent of       Beneficial      Percent of        Voting Power as
      Beneficial Owner                      Ownership(1)     Class (%)       Ownership(1)       Class (%)     Single Class (%) (2)
      ----------------                      ------------     ----------      -------------      ---------     --------------------
1426 Main Street, Columbia,
  South Carolina 29201

Welsh, Carson, Anderson &
  Stowe VIII, L.P. ....................      22,107,085         49.3              --                --               44.1
320 Park Avenue,
Suite 2500,
New York, NY 10022

-----------
 (1) The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the securities listed below have sole voting and investment power with respect to the shares shown.

(2) The percentage of total combined voting power as a single class with respect to any beneficial owner is calculated by dividing the number of shares of common stock beneficially owned by that beneficial owner by the sum of (a) the total number of votes represented by all outstanding securities, or approximately 50,171,931 votes as of January 31, 2003, plus
     (b) the additional number of votes such beneficial owner has the right to acquire within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.

     The securities shown as beneficially owned by J. Smith Lanier, II include the following: 2,015.5755 shares of Series A preferred stock, 6,758.1572 warrants and 86,596 shares of common stock held of record by or for the account of J. Smith Lanier & Co., Inc., and a total of 42,032 shares of common stock issuable upon conversion or exercise of such shares of Series A preferred stock and warrants; 4,157.1245 shares of Series A preferred stock, 13,938.6995 warrants and 13,750 shares of common stock held of record by Mr. Lanier's spouse, Elizabeth W. Lanier, and a total of 86,689 shares of common stock issuable upon conversion or exercise of such shares of Series A preferred stock and warrants; 277,771 shares of common stock issuable upon conversion of the Series A preferred stock and 53,221 shares of common stock issuable upon exercise of warrants held of record by Mr. Lanier; 3,420 shares of common stock held of record by the J. Smith Lanier, II Charitable Remainder Trust; and 157 shares of common stock held in Mr. Lanier's individual retirement account. Mr. Lanier is the Chairman and a significant stockholder of J. Smith Lanier & Co. Mr. Lanier shares voting and investment power with respect to the shares held of record by his spouse and the J. Smith Lanier, II Charitable Remainder Trust.

     The information concerning ITC Holding Company, Inc. is based upon a statement on Schedule 13D/A filed with the SEC on November 8, 2002. ITC Holding Company reports that it shares voting and investment power with respect to all of the shares shown with its indirect wholly-owned subsidiary, ITC Telecom Ventures, Inc.

     The information concerning SCANA Corporation above is based upon our records and a Schedule 13D filed with the SEC on November 8, 2002. The securities shown as beneficially owned by SCANA Corporation include the following: 151,168.1628 shares of Series A preferred stock and 566,010 shares of common stock held of record by its wholly-owned subsidiary, SCANA Communications Holdings, Inc.; and a total of 3,152,299 shares of common stock issuable upon conversion of such shares of Series A preferred stock and upon exercise of 506,861.8 warrants held of record by SCANA Communications Holdings.
SCANA Corporation reports that it shares voting and investment power with respect to all of the foregoing securities with SCANA Communications, Inc., a wholly-owned subsidiary, and SCANA Communications Holdings.

     The information concerning Welsh, Carson, Anderson & Stowe VIII, L.P. is based upon a statement on Schedule 13D filed with the SEC on November 1, 2002 and statements on Schedule 13D/A filed with the SEC on November 8, 2002, December 18, 2002 and December 26, 2002. Welsh, Carson, Anderson & Stowe

VIII reports that it shares voting and investment power with respect to all of the shares shown with WCAS VIII Associates, L.L.C., its sole general partner, and the managing members of the general partner, Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E. McInerney, Robert A. Minicucci, Anthony J. deNicola, Paul B. Queally, Jonathan M. Rather, D. Scott Mackesy, John D. Clark, James R. Matthews and Sanjay Swani. Of the outstanding shares of common stock shown, 21,054,451 shares are directly owned by Welsh, Carson, Anderson & Stowe VIII, L.P., 192,948 shares are directly owned by Patrick J. Welsh, 192,948 shares are directly owned by Russell L. Carson, 192,948 shares are directly owned by Bruce K. Anderson, 192,948 shares are directly owned by Thomas E. McInerney, 68,211 shares are directly owned by Robert A. Minicucci, 22,737 shares are directly owned by Anthony J. deNicola, 13,579 shares are directly owned by Paul B. Queally, 4,526 shares are directly owned by Jonathan M. Rather, 2,316 shares are directly owned by D. Scott Mackesy, 1,368 shares are directly owned by James R. Matthews and 6,737 shares are directly owned by Sanjay Swani. In addition, employees of affiliates of the general partner own 13,578 shares of common stock and former employees of affiliates of the general partner own 150,001 shares of common stock.

Security Ownership of Directors and Executive Officers

     The following table presents, as of January 31, 2002, information regarding the beneficial ownership of the common stock and Series A preferred stock by the following persons:

     .   each director;

     . our chief executive officer and each other executive officer named in the summary compensation table under "Executive Compensation" above; and

     .   all of our directors and executive officers as a group.

     The shares of common stock shown as beneficially owned by each of the directors and executive officers and by all directors and executive officers as a group do not include the shares of common stock underlying the portions of the following restricted stock units that have not vested and will not vest within 60 days after January 31, 2003: 500,000 stock units awarded to Larry F. Williams, of which 166,667 have vested or will vest within 60 days after January 31, 2003; 200,000 stock units awarded to Andrew M. Walker, of which 66,667 have vested or will vest within 60 days after January 31, 2003; 60,000 stock units awarded to Douglas A. Shumate, of which 20,000 have vested or will vest within 60 days after January 31, 2003; 50,000 stock units awarded to each of Steven D. Moses and J. Thomas Mullis, of which 16,667 have vested or will vest within 60 days after January 31, 2003; and 45,000 stock units awarded to each of Thomas P. Schroeder and Roger F. Woodward, of which 15,000 have vested or will vest within 60 days after January 31, 2003. Each stock unit represents the equivalent of a share of our common stock, but a holder of a stock unit does not have any rights as a stockholder of ITC/\DeltaCom until the holder receives shares of common stock underlying the award. After any portion of a stock unit has vested, the holder will be entitled to receive the underlying shares of common stock upon the earlier of the date on which the holder's employment by ITC/\DeltaCom ceases and the third anniversary of the date upon which the stock unit was granted.

                                                                                                                   % Total
                                                Common Stock                     Series A Preferred Stock          Combined
                               -------------------------------------    ---------------------------------------   Voting Power
         Name of                Amount and Nature of     Percent of      Amount and Nature of       Percent of     as Single
     Beneficial Owner          Beneficial Ownership(1)    Class (%)     Beneficial Ownership(1)      Class(%)       Class(2)
     -----------------         -----------------------   -----------    -------------------------   -----------  -------------
Donald W. Burton .............        1,492,888              3.3              20,155.7551            6.6             3.0
John J. DeLucca ..............               --              --                    --                --              --
Campbell B. Lanier, III ......          876,912              1.9              36,295.1736           11.9             1.7
R. Gerald McCarley ...........               --              --                    --                --              --
Steven D. Moses ..............           33,224              *                     --                --              *
J. Thomas Mullis .............           38,599              *                     --                --              *
Douglas A. Shumate ...........           85,705              *                 2,015.5755            *               *
Robert C. Taylor, Jr .........               --              --                    --                --              --
William B. Timmerman .........               --              --                    --                --              --

                                                                                                                   % Total
                                                Common Stock                     Series A Preferred Stock          Combined
                               -------------------------------------    ---------------------------------------   Voting Power
         Name of                Amount and Nature of     Percent of      Amount and Nature of       Percent of     as Single
     Beneficial Owner          Beneficial Ownership(1)    Class (%)     Beneficial Ownership(1)      Class(%)       Class(2)
     -----------------         -----------------------   -----------    -------------------------   -----------  -------------
Andrew M. Walker ..........              98,034            *                     --                     --               *
Larry F. Williams .........             505,617            1.1                   --                     --               1.0
All executive officers
  and directors as a                                       6.9
  group (14 persons) ......           3,204,692                             58,466.5042                 19.2             6.3

-----------
* Less than one percent.

(1) The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as we otherwise indicate below and under applicable community property laws, we believe that the beneficial owners of the securities listed below have sole voting and investment power with respect to the shares shown.

(2) The percentage of total combined voting power as a single class with respect to any beneficial owner is calculated by dividing the number of shares of common stock beneficially owned by the beneficial owner by the sum of (a) the total number of votes represented by all outstanding securities, or approximately 50,171,931 votes as of January 31, 2003, plus
     (b) the additional number of votes such beneficial owner has the right to acquire within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.

     The securities shown as beneficially owned by Mr. Burton include the following: 5,038.9388 shares of Series A preferred stock held of record by The Burton Partnership, Limited Partnership, 15,116.8163 shares of Series A preferred stock held of record by The Burton Partnership (QP), Limited Partnership, and a total of 352,725 shares of common stock issuable upon conversion of such shares of Series A preferred stock; 16,896 shares of common stock issuable upon exercise of warrants held of record by The Burton Partnership, Limited Partnership and 50,687 shares of common stock issuable upon exercise of warrants held of record by The Burton Partnership (QP), Limited Partnership; 301,992 shares of common stock held of record by The Burton Partnership, Limited Partnership; and 770,587 shares of common stock held of record by The Burton Partnership (QP), Limited Partnership. Mr. Burton is the general partner of The Burton Partnership, Limited Partnership and The Burton Partnership (QP), Limited Partnership.

     The securities shown as beneficially owned by Campbell B. Lanier, III include the following: 1,765 shares of common stock held of record by Brown Investment Partners, L.P., of which Mr. Lanier serves as general partner;
533.4826 shares of Series A preferred stock held of record by Brown Investment Partners, L.P.; a total of 11,125 shares of common stock issuable upon conversion of such shares of Series A preferred stock and upon exercise of 1,788.7492 warrants held of record by Brown Investment Partners, L.P.; 625,829 shares of common stock issuable upon conversion of the Series A preferred stock and 119,908 shares of common stock issuable upon exercise of warrants held of record by Mr. Lanier; and 12 shares of common stock held of record by Mr. Lanier's spouse, for which Mr. Lanier shares voting and investment power.

     The shares of common stock shown as beneficially owned by Steven D. Moses include 15,000 shares that Mr. Moses has the right to purchase within 60 days after January 31, 2003 pursuant to the exercise of stock options and 16,667 shares of common stock subject to restricted stock units that have vested or will vest within 60 days after January 31, 2003. The shares of common stock shown as beneficially owned by Mr. Moses for which he shares voting and investment power include two shares held of record by his wife, 18 shares held of record by his minor son and 1,483 shares credited to his participant account in our 401(k) retirement savings plan, which are voted by the plan's trustees.

     The shares of common stock shown as beneficially owned by J. Thomas Mullis include 15,000 shares that Mr. Mullis has the right to purchase within 60 days after January 31, 2003 pursuant to the exercise of stock options and

16,667 shares of common stock subject to restricted stock units that have vested or will vest within 60 days after January 31, 2003. The shares of common stock shown as beneficially owned by Mr. Mullis for which he shares voting and investment power include 6,868 shares credited to Mr. Mullis' participant account in our 401(k) retirement savings plan, which are voted by the plan's trustees.

     The shares of common stock shown as beneficially owned by Douglas A. Shumate include the following: 35,273 shares of common stock issuable upon conversion of the Series A preferred stock and 6,759 shares of common stock issuable upon exercise of warrants held of record by Mr. Shumate; 16,667 shares of common stock that Mr. Shumate has the right to purchase within 60 days after January 31, 2003 pursuant to the exercise of stock options; 14 shares of common stock owned of record by Mr. Shumate's spouse; and 33 shares of common stock credited to Mr. Shumate's participant account in our 401(k) retirement savings plan, which are voted by the plan's trustees. Mr. Shumate shares voting and investment power with respect to the shares held of record by his spouse.

     The shares of common stock shown as beneficially owned by Andrew M. Walker include the following: 66,667 shares of common stock subject to restricted stock units that have vested or will vest within 60 days after January 31, 2003; 25,000 shares of common stock that Mr. Walker has the right to purchase within 60 days after January 31, 2003 pursuant to the exercise of stock options; 5,257 shares of common stock credited to his participant account in our 401(k) retirement savings plan, which are voted by the plan's trustees; and one share held of record by Mr. Walker's wife, for which Mr. Walker shares voting and investment power.

     The shares of common stock shown as beneficially owned by Larry F. Williams include the following: 271,999 shares held of record by Mr. Williams' wife, for which Mr. Williams shares voting and investment power; 183,333 shares of common stock subject to restricted stock units that have vested or will vest within 60 days after January 31, 2003; and 50,000 shares of common stock that Mr. Williams has the right to purchase within 60 days after January 31, 2003 pursuant to the exercise of stock options.

     The shares of common stock shown as beneficially owned by all directors and executive officers as a group include the following: a total of 333,332 shares of common stock subject to restricted stock units that have vested or will vest within 60 days after January 31, 2003; a total of 165,001 shares of common stock that all directors and executive officers as a group have the right to purchase within 60 days after January 31, 2003 pursuant to the exercise of stock options; a total of 13,791 shares of common stock credited to the executive officers' participant accounts in our 401(k) retirement savings plan, which are voted by the plan's trustees; a total of 1,023,164 shares of common stock that all directors and executive officers as a group have the right to acquire within 60 days after January 31, 2003 pursuant to the conversion of Series A preferred stock; and a total of 224,553 shares of common stock that all directors and executive officers as a group have the right to purchase within 60 days after January 31, 2003 pursuant to the exercise of warrants.

Equity Compensation Plan Information

     The table below provides information relating to our equity compensation plans as of December 31, 2002. As of that date, our sole equity compensation plan was the ITC/\DeltaCom, Inc. Stock Incentive Plan, which was adopted as of October 29, 2002 pursuant to our plan of reorganization.

                                                                                               Number of securities
                                                                                              remaining available for
                                       Number of securities to       Weighted-average          future issuance under
                                       be issued upon exercise       exercise price of       equity compensation plans
                                      of outstanding options,      outstanding options,        (excluding securities
                                        warrants and rights        warrants and rights       reflected in column (a))
           Plan Category                         (a)                         (b)                         (c)
           -------------              ------------------------     --------------------     --------------------------
Equity compensation plans approved
   by security holders                           --                          --                          --

                                                                                               Number of securities
                                                                                              remaining available for
                                       Number of securities to       Weighted-average          future issuance under
                                       be issued upon exercise       exercise price of       equity compensation plans
                                       of outstanding options,      outstanding options,       (excluding securities
                                         warrants and rights        warrants and rights       reflected in column (a))
           Plan Category                          (a)                        (b)                        (c)
           -------------                 -------------------        -------------------      -------------------------
Equity compensation plans not
   approved by security holders.....         4,060,000(1)                $4.8658(2)                 440,000(3)

    Total...........................         4,060,000(1)                $4.8658(2)                 440,000(3)

----------------------

(1) Represents 3,060,000 shares of common stock subject to options outstanding as of December 31, 2002 under the ITC/\DeltaCom, Inc. Stock Incentive Plan and 1,000,000 shares of common stock represented by restricted stock units outstanding as of December 31, 2002 under the Stock Incentive Plan.

(2) Solely reflects the weighted-average exercise price of the options to purchase 3,060,000 shares of common stock outstanding as of December 31, 2002.

(3) Represents shares of common stock remaining available for future issuance pursuant to awards under the Stock Incentive Plan as of December 31, 2002.

Stock Incentive Plan

     General. Before our reorganization, we maintained several stock option plans for our employees and directors. Under our plan of reorganization, each of these plans was terminated as of October 29, 2002, the effective date of the plan.

     In accordance with our plan of reorganization, our board of directors adopted the ITC/\DeltaCom, Inc. Stock Incentive Plan, effective October 29, 2002. The purpose of the stock incentive plan is to enable us to recruit, reward, retain and motivate officers, employees, directors and consultants who are providing services to us or our affiliates on a basis competitive with industry practices. Under the stock incentive plan, in accordance with our plan of reorganization, we may issue up to 4,500,000 shares of common stock, of which 1,000,000 shares may be issued pursuant to awards of restricted stock or stock units and 3,500,000 shares may be issued pursuant to the exercise of options. The board of directors amended the stock incentive plan in December 2002 to increase the total number of shares of common we may issue under the plan to 4,700,000 and to authorize the issuance of up to 200,000 of these as awards of unrestricted stock.

     The compensation committee of our board of directors administers our stock incentive plan and has the authority to designate eligible participants and determine the types of awards to be granted and the conditions and limitations applicable to those awards. Our board of directors may authorize amendments to the stock incentive plan without stockholder approval except in circumstances prescribed by applicable law or regulation. The stock incentive plan will terminate ten years after its effective date.

     Options. Except as required in accordance with our plan of reorganization, the compensation committee will determine who will be granted stock options under the plan, when and how the stock options will be granted, and the type and terms of the stock options granted, including the exercise period and the number of shares subject to the stock options. We intend each option we grant under the stock incentive plan to be a nonqualified stock option for income tax purposes, unless we specifically designate the option as an "incentive stock option" under
Section 422 of the Internal Revenue Code. The maximum number of shares of common stock subject to options that may be awarded under the stock incentive plan to any person is 500,000 shares per year.

     The option price for any option granted, other than in accordance with our plan of reorganization, may not be less than 100% of the fair market value of the stock covered by the option on the date of grant, except that, in the case of an incentive stock option, the option price may not be less than 110% of such fair market value if the optionee is the beneficial owner of 10% or more of our voting capital stock. In any case, the option price may not be less than the par value of the stock.

     Each option will become vested and exercisable at the times and under the conditions determined by the compensation committee. However, no stock option may be exercisable for more than ten years after the option grant date, or five years in the case of an incentive stock option granted to a beneficial owner of 10% or more of our voting capital stock.

     During the optionee's lifetime, only the optionee may exercise an incentive stock option. No optionee may assign or transfer any incentive stock option, except that, in the event of the optionee's death, the option may be transferred by will or the laws of descent and distribution. An optionee may transfer all or part of a nonqualified option to a family member or a family trust, provided that no consideration is received for the transfer and the transferee enters into a written agreement to be bound by the terms of the stock incentive plan and the option agreement.

     Stock Units. A stock unit is a right that represents the equivalent of a share of our common stock. A stock unit is similar to restricted stock in that we may establish terms and conditions in an underlying award agreement that must be satisfied before the holder can receive the ownership benefit of the stock underlying the stock unit. That ownership benefit is a payment in the form of shares of common stock. When the holder satisfies the terms and conditions of the award, the holder will become vested in the shares subject to the stock units and, upon delivery of the shares, will have ownership of the shares.

     The holders of stock units must satisfy continuous service requirements before the stock units will become wholly vested. If the holder's employment terminates before the holder has satisfied these requirements, the holder will forfeit the shares of stock subject to stock units that are not vested.

     An award of stock units does not give the holder any rights as a stockholder of ITC/\DeltaCom.

     No holder may assign or transfer any stock units before the holder satisfies the applicable conditions with respect to such award, except that the holder may transfer stock units subject to such conditions by gift to one or more family members or to a family trust.

     Unrestricted Stock. Unrestricted stock consists of shares of common stock that are not subject to conditions other than restrictions on transfers, if any, under federal and state securities laws. If the employment of a holder of unrestricted stock is terminated for cause, as "cause" is defined in the stock incentive plan, the holder will be required to forfeit to us an amount equal to the aggregate value of all shares of common stock we delivered to the holder pursuant to unrestricted stock awards during the 12-month period preceding the employment termination date.

Item 13.   Certain Relationships and Related Transactions.

     The following is a summary of some transactions during 2002 among ITC/\DeltaCom and our directors, executive officers, beneficial owners of more than 5% of any class of our current or former voting securities, and entities with which the foregoing persons are affiliated or associated. Since our inception in 1997, we have followed a policy which requires that any material transactions between ITC/\DeltaCom and persons or entities affiliated with our directors, executive officers or principal stockholders be on terms no less favorable to us than we reasonably could have obtained in arm's-length transactions with independent third parties.

Transactions with ITC Holding Company, Inc. and Affiliates

     We entered into the transactions with ITC Holding Company, Inc., its subsidiaries and its affiliates described below. ITC Holding Company was our sole stockholder before we completed our initial public offering of common stock in October 1997. Three of our current directors, Campbell B. Lanier, III, Donald
W. Burton and William B. Timmerman, were also directors of ITC Holding Company. In addition, the following four directors of ITC Holding Company were directors of our company at various periods between January 1, 2000 and the consummation of our plan of reorganization on October 29, 2002: Robert A. Dolson, O. Gene Gabbard, William T. Parr and William H. Scott, III. Mr. Lanier also has served as Chairman and Chief Executive Officer of ITC Holding Company, or its predecessor company, since 1985 and Mr. Scott has served as President of ITC Holding Company, or its predecessor company, since 1991. ITC Holding Company was the beneficial owner of more than 5% of our old common stock, our Series B-1 preferred stock and our Series B-2 preferred stock. On October 29, 2002, in exchange for the cancellation of these securities and our senior notes under our plan of reorganization, ITC Holding Company was issued over 5% of our new common stock. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information concerning ITC Holding Company's current beneficial ownership of our common stock.

     Redemption of ITC Holding Company Securities. Under a purchase agreement dated as of August 22, 2002, as amended, among ITC/\DeltaCom, the investors in our October 29, 2002 private offering of Series A preferred stock, other than SCANA Corporation, and ITC Holding Company, ITC Holding Company agreed to purchase from some of those investors up to a total of $15 million of the capital stock of ITC Holding Company held by those investors to enable them to have sufficient funds to purchase our common stock, Series A preferred stock and warrants under the private offering, which was completed in connection with our plan of reorganization. On October 29, 2002, under this agreement, ITC Holding Company purchased its capital stock from such investors for a total price of approximately $13.2 million. Donald W. Burton, Campbell B. Lanier, III, William
H. Scott and Douglas A. Shumate were among the investors in the private offering.

     Series B Preferred Stock Investment. Under an investment agreement dated as of February 27, 2001 between ITC/\DeltaCom and ITC Holding Company, ITC Holding Company committed, subject to specified closing conditions, to purchase up to $150 million in Series B preferred stock and related warrants to purchase our old common stock in multiple closings to occur before June 20, 2002. Under an amendment to the investment agreement dated as of May 29, 2001, ITC Holding Company reduced its purchase commitment to $100 million by assigning $25 million of its $150 million purchase commitment to each of SCANA Corporation and HBK Master Fund L.P. During 2001, ITC Holding Company, SCANA and HBK Master Fund purchased shares of our Series B-1 cumulative convertible preferred stock and Series B-2 cumulative convertible preferred stock under the investment agreement. We also issued to these investors during 2001 additional shares of Series B-1 preferred stock and Series B-2 preferred stock as payment-in-kind dividends on the outstanding Series B preferred stock.

     In addition, on January 15, 2002, we issued to ITC Holding Company 410.842 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the quarterly dividend period ended on December 31, 2001 and 687.343 shares of Series B-2 preferred stock as payment-in-kind dividends on the Series B-2 preferred stock for the dividend period from September 5, 2001 through December 31, 2001. On April 15, 2002, we issued to ITC Holding Company
410.263 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the quarterly dividend period ended on March 31, 2002 and 537.521 shares of Series B-2 preferred stock as payment-in-kind dividends on the Series B-2 preferred stock for the quarterly dividend ended March 31, 2002.

     In April 2002, we notified ITC Holding Company and the other investors under the investment agreement that we had exercised our right to require these investors to purchase additional securities under the investment agreement. We received a response from the investors asserting that the investors were not obligated to purchase additional securities at a third closing because we allegedly had failed to satisfy specified closing conditions under the investment agreement. Under our plan of reorganization, we were deemed to have released, waived and discharged any claims that could have been asserted by us against ITC Holding Company or its officers, directors, employees and affiliates, including any claims or causes of action arising under or in connection with the investment agreement. On October 29, 2002, ITC Holding Company provided a substantially identical release for our benefit and the benefit of our officers, directors, employees and affiliates.

     All of the Series B preferred stock was cancelled on October 29, 2002 under our plan of reorganization.

     Telecommunications Services Transactions. We sell or have sold capacity on our fiber optic network to several entities that are or, at various times, were subsidiaries or affiliates of ITC Holding Company. These entities include KNOLOGY Broadband, Inc. and Interstate Telephone Company. We also provide or have provided long distance and carrier switched long distance service to several subsidiaries and affiliates of ITC Holding Company, including KNOLOGY, InterCall, Inc., Interstate Telephone Company, Valley Telephone Company and In View. We also earn commissions by serving as agent for some interexchange carriers doing business with InterCall. Under these agreements, we contract with the interexchange carrier and re-bill the appropriate access charges plus a margin to InterCall. We provide directory assistance and operator service to Interstate Telephone, Valley Telephone, Globe Telecommunications, Inc. and KNOLOGY. Revenues recorded by us for all of these services were approximately $4.6 million for 2002.

     We purchased feature group access and other services from Interstate Telephone, Valley Telephone, Globe Telecommunications and KNOLOGY totaling approximately $703,000 for 2002.

     InterCall provides conference calling services to us. We paid approximately $107,000 for such services for 2002.

     ITC Service Company, a subsidiary of ITC Holding Company, provides us and our subsidiaries with air travel services. We paid approximately $433,000 for such services for 2002.

Transactions with SCANA Corporation and Affiliates

     We entered into the transactions with SCANA Corporation and its subsidiaries described below. Mr. Timmerman, a director of ITC/\DeltaCom, is also Chairman, President and Chief Executive Officer of SCANA. Before our reorganization, SCANA was the beneficial owner of more than 5% of our old common stock, our old Series A convertible preferred sock, our Series B-1 preferred stock and our Series B-2 preferred stock. On October 29, 2002, in exchange for the cancellation of these securities under our plan of reorganization, and as a result of the Series A preferred stock investment described below, SCANA became the beneficial owner of more than 5% of our new common stock and Series A preferred stock. See "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information concerning SCANA's current beneficial ownership of our securities.

     Series A Preferred Stock Investment. On October 29, 2002, under a purchase agreement with us dated as of August 22, 2002, as amended, SCANA, through a wholly-owned subsidiary, acquired 149,077 shares of the Series A preferred stock, warrants to purchase 506,861.8 shares of our new common stock and 500,000 shares of the new common stock in a private offering for a total purchase price of approximately $14.9 million. The purchase price of $100 per share of Series A preferred stock was equal to the stated liquidation value of $100 per share. We issued SCANA the 500,000 shares of new common stock as consideration for its commitment to participate in the Series A preferred stock investment, which was an important term of our plan of reorganization. On January 1, 2003, we issued to

SCANA 2,091.1628 shares of Series A preferred stock as payment-in-kind dividends on the Series A preferred stock for the initial dividend period ended on December 31, 2002.

     Under our purchase agreement with SCANA, we agreed to pay up to $75,000 of the reasonable fees and expenses incurred by SCANA in connection with its investment. We paid approximately $56,000 under this provision in October 2002. Our purchase agreement with SCANA was substantially identical to the purchase agreement referred to below among us, ITC Holding Company and the remaining private Series A preferred stock investors other than SCANA, pursuant to which we issued such other investors the same total amount of common stock, Series A preferred stock and warrants in connection with our plan of reorganization. As part of the transaction, we also granted shelf, demand and piggyback registration rights to SCANA and the other private Series A preferred stock investors with respect to their investment securities.

     Series B Preferred Stock Investment. On May 29, 2001, ITC Holding Company assigned $25 million of its $150 million purchase commitment under the Series B preferred stock investment agreement described above to SCANA Corporation. During 2001, SCANA, ITC Holding Company and HBK Master Fund purchased shares of our Series B-1 cumulative convertible preferred stock and Series B-2 cumulative convertible preferred stock under the investment agreement. We also issued to these investors during 2001 additional shares of Series B-1 preferred stock and Series B-2 preferred stock as payment-in-kind dividends on the outstanding Series B preferred stock.

     In addition, on January 15, 2002, we issued to SCANA 102.710 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the quarterly dividend period ended on December 31, 2001 and
171.849 shares of Series B-2 preferred stock as payment-in-kind dividends on the Series B-2 preferred stock for the dividend period from September 5, 2001 through December 31, 2001. On April 15, 2002, we issued to SCANA 102.566 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the quarterly dividend period ended on March 31, 2002 and
134.391 shares of Series B-2 preferred stock as payment-in-kind dividends on the Series B-2 preferred stock for the quarterly dividend ended March 31, 2002.

     In April 2002, we notified SCANA and the other investors under the investment agreement that we had exercised our right to require these investors to purchase additional securities under the investment agreement. We received a response from the investors asserting that the investors were not obligated to purchase additional securities at a third closing because we allegedly had failed to satisfy specified closing conditions under the investment agreement. Under our plan of reorganization, we were deemed to have released, waived and discharged any claims that could have been asserted by us against SCANA or its officers, directors, employees and affiliates, including any claims or causes of action arising under or in connection with the investment agreement.

     Retail Services. We provide retail services, including local and long distance telephone services, data services and Internet access, to SCANA and some of SCANA's subsidiaries. We billed those entities for such services a total of approximately $1.5 million for 2002.

     Access Services. We purchased long-haul services from SCANA totaling approximately $1.4 million for 2002.

     Leases. We lease office space and space for telecommunications switching equipment at various locations in Columbia, South Carolina from a subsidiary of SCANA. Under the lease agreements, we paid approximately $263,000 for 2002.

Transactions with Directors, Executive Officers and Affiliates

     Series A Preferred Stock Investment. On October 29, 2002, under a purchase agreement dated as of August 22, 2002, as amended, among us, ITC Holding Company, three of our current or former directors during 2002, Donald W. Burton, Campbell B. Lanier, III and William H. Scott, III, one of our current executive officers, Douglas A. Shumate, and some of their affiliates acquired the following securities from us in a private offering in connection with our plan of reorganization:

                               Shares of Series A        No. of        Shares of Common          Aggregate
           Name                  Preferred Stock        Warrants             Stock          Purchase Price ($)
           ----                  ---------------        --------             -----          ------------------
Donald W. Burton ...........       19,876.9333         67,581.5732          66,667             1,987,693.33
Campbell B. Lanier, III ....       35,793.0895        121,696.5043         120,048             3,579,308.95
William H. Scott, III ......        4,969.2333         16,895.3932          16,667               496,923.33
Douglas A. Shumate .........        1,987.6933          6,758.1572           6,667               198,769.33

     The purchase price of $100 per share of Series A preferred stock was equal to the stated liquidation value of $100 per share. We issued the shares of new common stock as consideration for the commitment of these investors to participate in the Series A preferred stock investment, which was an important term of our plan of reorganization. In addition, on January 1, 2003, we issued to Messrs. Burton, Lanier, Scott and Shumate, and some of their affiliates, 278.8218, 502.041, 69.7055 and 27.8822 shares of Series A preferred stock, respectively, as payment-in-kind dividends on the Series A preferred stock for the initial dividend period ended on December 31, 2002.

     The other investors also received a proportionate number of these commitment shares. Under the purchase agreement, which was substantially identical to our purchase agreement with SCANA described above, we agreed to pay up to $150,000 of the reasonable fees and expenses incurred by these investors in connection with their investment. We paid $150,000 under this provision in October 2002. As part of the transaction, we also granted shelf, demand and piggyback registration rights to these investors and the other private Series A preferred stock investors with respect to their investment securities.

Transactions with Affiliates of HBK Investments

     We entered into the Series B preferred stock investment transaction with HBK Master Fund L.P., an affiliate of HBK Investments L.P., and the beneficial owner during part of 2002 of more than 5% of our old common stock, Series B-1 preferred stock and Series B-2 preferred stock. Following consummation of our plan of reorganization on October 29, 2002, HBK Investments owns less than 5% of each class of our voting securities.

     During 2001, HBK Master Fund, SCANA Corporation and ITC Holding Company purchased shares of our Series B-1 preferred stock and Series B-2 preferred stock under the investment agreement. We also issued to these investors during 2001 additional shares of Series B-1 preferred stock and Series B-2 preferred stock as payment-in-kind dividends on the outstanding Series B preferred stock.

     On January 15, 2002, we issued to HBK Master Fund 102.710 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the quarterly dividend period ended on December 31, 2001 and 171.849 shares of Series B-2 preferred stock as payment-in-kind dividends on the Series B-2 preferred stock for the dividend period from September 5, 2001 through December 31, 2001. On April 15, 2002, we issued to HBK Master Fund 102.566 shares of Series B-1 preferred stock as payment-in-kind dividends on the Series B-1 preferred stock for the quarterly dividend period ended on March 31, 2002 and 134.391 shares of Series B-2 preferred stock as payment-in-kind dividends on the Series B-2 preferred stock for the quarterly dividend ended March 31, 2002.

     In April 2002, we notified HBK Master Fund and the other investors under the investment agreement that we had exercised our right to require these investors to purchase additional securities under the investment agreement. We received a written response from the investors asserting that the investors were not obligated to purchase additional securities at a third closing in accordance with our notice because we allegedly had failed to satisfy specified closing conditions under the investment agreement.

Transactions with J. Smith Lanier, II and Affiliate

     We entered into the transactions with J. Smith Lanier, II described below. Before consummation of our reorganization, Mr. Lanier was the beneficial owner of more than 5% of our common stock. Mr. Lanier also is the beneficial owner of more than 5% of our Series A preferred stock, and the Chairman and a significant stockholder of J. Smith Lanier & Co. William T. Parr, a director of ITC/\DeltaCom before our reorganization, serves as Vice Chairman of J. Smith Lanier & Co.

     Series A Preferred Stock Investment. In connection with our plan of reorganization, Mr. Lanier acquired, for a total purchase price of approximately $1.6 million, 15,653.0850 shares of Series A preferred stock, 53,220.489 warrants and 52,500 shares of new common stock, Mr. Lanier's spouse acquired, for a total purchase price of $409,961.75, 4,099.6175 shares of Series A preferred stock, 13,938.6995 warrants and 13,750 shares of new common stock, and
J. Smith Lanier & Co. acquired, for a total purchase price of $198,769.33, 1,987.6933 shares of Series A preferred stock, 6,758.1572 warrants and 6,667 shares of new common stock. We issued these securities in a private offering on the terms described above under the purchase agreement dated as of August 22, 2002, as amended, among us, ITC Holding Company and the investors other than SCANA referred to above. In addition, on January 1, 2003, we issued to these investors a total of 304.9613 shares of Series A preferred stock as payment-in-kind dividends on the Series A preferred stock for the initial dividend period ended on December 31, 2002.

     Insurance Brokerage Services. J. Smith Lanier & Co., an insurance placement company, has provided us with insurance brokerage services, including the negotiation and acquisition on our behalf of various insurance policies with third-party insurers. J. Smith Lanier & Co. generally receives a commission on the gross premium of these insurance policies ranging from 5% to 7%. For 2002, this gross premium totaled $1.5 million. J. Smith Lanier & Co. also has performed risk management services for us for no additional consideration.

     Retail Services. We provide retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Revenue attributable to J. Smith Lanier & Co. for our provision of these services during 2002 totaled approximately $500,000.

Item 14. Controls and Procedures.

     Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ITC/\DeltaCom (including its consolidated subsidiaries) required to be included in our periodic filings with the SEC.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The following consolidated financial statements of ITC/\DeltaCom appear on pages F-2 through F-41 of this report and are incorporated by reference in Part II, Item 8:

         Report of Independent Public Accountants.

         Consolidated Balance Sheets:

              Successor ITC/\DeltaCom - December 31, 2002
              Predecessor ITC/\DeltaCom - December 31, 2001

         Consolidated Statements of Operations:

              Successor ITC/\DeltaCom - for the period from October 30, 2002 to
                December 31, 2002
              Predecessor ITC/\DeltaCom - for the period from January 1, 2002 to
                October 29, 2002
              Predecessor ITC/\DeltaCom - for the years ended December 31, 2001 and 2000

         Consolidated Statements of Stockholders' (Deficit) Equity:

              Successor ITC/\DeltaCom - for the period from October 30, 2002 to
                December 31, 2002
              Predecessor ITC/\DeltaCom - for the period from January 1, 2002 to
                October 29, 2002
              Predecessor ITC/\DeltaCom - for the years ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000:

              Successor ITC/\DeltaCom - for the period from October 30, 2002 to
                December 31, 2002
              Predecessor ITC/\DeltaCom - for the period from January 1, 2002 to
                October 29, 2002
              Predecessor ITC/\DeltaCom - for the years ended December 31, 2001 and 2000

         Notes to Consolidated Financial Statements.

     (a)(2) The following financial statement schedule is filed as part of this report and is attached hereto on pages S-1 through S-3:

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

   Exhibit
   Number                  Exhibit Description
   ------                  -------------------

 2.1 ITC/\DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Amendment No. 2 to Registration Statement on Form 8-A of ITC/\DeltaCom, Inc., dated October 29, 2002 (the "Form 8-A"), and incorporated herein by reference.

 3.1           Restated Certificate of Incorporation of ITC/\DeltaCom, Inc.
               (including the Certificate of Designation of the Powers, Preferences and Relative, Participating and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations or Restrictions Thereof). Filed as
               Exhibit 2 to Form 8-A and incorporated herein by reference.

 3.2           Amended and Restated Bylaws of ITC/\DeltaCom, Inc. Filed as
               Exhibit 3 to Form 8-A and incorporated herein by reference.

 4.1           Specimen representing the Common Stock of ITC/\DeltaCom, Inc.
               Filed as Exhibit 4 to Form 8-A and incorporated herein by reference.

 *4.2 Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc.

 *4.3 Warrant Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent.

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

 10.3 Term Agreement dated as of August 11, 1994 between Gulf States FiberNet and Illinois Central Railroad Company. Filed as Exhibit
               10.14 to 1997 Form S-4 and incorporated herein by reference.

 10.4.1 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to 1997 Form S-4 and incorporated herein by reference.

 10.4.2 Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference.

   Exhibit
   Number                  Exhibit Description
   ------                  -------------------

 10.4.3 Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

 10.4.4 First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement dated as of July 24, 1995 between Southern Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. Filed as Exhibit 10.16 to 1997 Form S-4 and incorporated herein by reference.

 10.4.5 Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated July 25, 1995 between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to 1997 Form S-4 and incorporated herein by reference.

 +10.4.6 Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively "SES"), ITC Transmission Systems, Inc. (as managing partner of Interstate Fibernet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to 1997 Form S-4 and incorporated herein by reference.

 10.4.7 Consent for Assignment of Interest dated February 20, 1997 among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to 1997 Form S-4 and incorporated herein by reference.

 10.4.8 Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated March 27, 1997 between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to 1997 Form S-4 and incorporated herein by reference.

 +10.4.9 Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

 10.5.1 Fiber System Lease Agreement dated January 30, 1996 between CSW Communications, Inc. and Gulf States FiberNet. Filed as Exhibit
            10.20 to 1997 Form S-4 and incorporated herein by reference.

 10.5.2 Consent for Acquisition and Assignment dated January 13, 1997 between CSW Communications, Inc. and Gulf States FiberNet. Filed as
            Exhibit 10.21 to 1997 Form S-4 and incorporated herein by reference.

 10.6 Network Operating Agreement dated March 25, 1996 among Gulf States FiberNet, TriNet, Inc., Hart Communications, Inc. and SCANA Communications, Inc. (f/k/a MPX Systems, Inc.). Filed as Exhibit
            10.25 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
Number                   Exhibit Dscription
------                   ------------------

 10.7.1 Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit 10.26 to 1997 Form S-4 and incorporated herein by reference.

 10.7.2 Amendment to the Agreement for Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit 10.27 to 1997 Form S-4 and incorporated herein by reference.

 10.7.3 First Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated March 22, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
            10.28 to 1997 Form S-4 and incorporated herein by reference.

 10.7.4 Second Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated December 1, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
            10.29 to 1997 Form S-4 and incorporated herein by reference.

 10.7.5 Third Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated September 23, 1992 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as
            Exhibit 10.30 to 1997 Form S-4 and incorporated herein by reference.

 10.7.6 Fourth Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated January 1, 1994 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
            10.31 to 1997 Form S-4 and incorporated herein by reference.

 10.8.1 Agreement dated March 6, 1990 between Tennessee Valley Authority and Consolidated Communications Corporation (predecessor to DeltaCom, Inc.). Filed as Exhibit 10.32 to 1997 Form S-4 and incorporated herein by reference.

 10.8.2 Supplement Agreement; Leased Fiber Pathways, dated as of September 26, 1997, by and between Tennessee Valley Authority and DeltaCom, Inc. Filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference.

 10.9 Master Equipment Lease Agreement dated October 30, 1995 between AT&T Systems Leasing Co. and DeltaCom, Inc. Filed as Exhibit 10.36 to 1997 Form S-4 and incorporated herein by reference.

 10.10 Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA Communications, Inc., for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference.

 +10.11.1 Network Products Purchase Agreement No. ITC 2000NPPA between Nortel Networks Inc. and Interstate FiberNet, Inc. and its subsidiary ITC/\DeltaCom Communications, Inc., effective as of November 8, 2000 (the "Nortel Purchase Agreement"). Filed as Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") and incorporated herein by reference.

 +10.11.2 Schedule D: Data and Internet Products: Ethernet Port Commitment and Services Payment Program to the Nortel Purchase Agreement. Filed as
            Exhibit 10.12.2 to Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") and incorporated herein by reference.

Exhibit
Number                   Exhibit Dscription
------                   ------------------

 +10.11.3 Professional Services Attachment, Exhibit P, to the Nortel Purchase Agreement. Filed as Exhibit 10.8.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

 +10.11.4 Product Attachment, Exhibit Q, eBusiness Solutions Products, to the Nortel Purchase Agreement. Filed as Exhibit 10.8.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

 +10.12 Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation. Filed as
            Exhibit 10.45 to 1997 Form S-4 and incorporated herein by reference.

 +10.13.1 Fiber Optic Capacity Marketing and Operating Agreement, dated March 21, 1996, by and between Interstate FiberNet and Florida Power & Light Company. Filed as Exhibit 10.46 to 1997 Form S-4 and incorporated herein by reference.

 +10.13.2 Addendum to Fiber Optic Capacity Marketing and Operating Agreement, dated July 10, 1997, by and between Interstate FiberNet and Florida Power & Light Company. Filed as Exhibit 10.47 to 1997 Form S-4 and incorporated herein by reference.

 +10.14 Sprint Communications Company Facilities and Services Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.50 to 1997 Form S-4 and incorporated herein by reference.

 +10.15 Fiber Optic Facility Lease Agreement, dated as of January 31, 1997, by and between Interstate FiberNet, Inc. and Southern Telecom 1, Inc. Filed as Exhibit 10.51 to 1997 Form S-4 and incorporated herein by reference.

 10.16 First Assignment and Assumption of Fiber Optic Facility Lease Agreement, dated February 1, 1997, by and between Interstate FiberNet, Inc. and Gulf States FiberNet. Filed as Exhibit 10.52 to 1997 Form S-4 and incorporated herein by reference.

 +10.17.1 Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet, Inc. and Sprint Communications Company L.P. Filed as Exhibit 10.53 to 1997 Form S- 4 and incorporated herein by reference.

 10.17.2 Amendment to Telecommunications System Agreement, dated July 25, 1995, by and between Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.54 to 1997 Form S-4 and incorporated herein by reference.

 +10.17.3 Amendment No. 2 to Telecommunications System Agreement, dated August 8, 1996, by and between Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.55 to 1997 Form S-4 and incorporated herein by reference.

 +10.17.4 Assignment of the Telecommunications System Agreement, dated July 25, 1995, between Interstate FiberNet, Inc., Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.56 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
Number                   Exhibit Dscription
------                   ------------------

 +10.17.5 Assignment of the Telecommunications System Agreement, dated February 27, 1997, between Sprint Communications Company L.P., Gulf States FiberNet and Gulf States Transmission Systems, Inc. Filed as
            Exhibit 10.57 to 1997 Form S-4 and incorporated herein by reference.

 10.18 Fixed Fee Agreement for Exchange of Use and Maintenance of Six (6) Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic Fibers, dated July 25, 1997, by and between Interstate FiberNet, Inc., Gulf States Transmission Systems, Inc. and ALLTEL Telephone Services Corporation. Filed as Exhibit 10.58 to 1997 Form S-4 and incorporated herein by reference.

 10.19.1 Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of October 29, 2002, among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereto, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Initial Lenders, Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), as administrative agent for the Lender Parties (as defined therein), Morgan Stanley & Co. Incorporated, as collateral agent, Bank of America Securities LLC and Morgan Stanley, as joint lead arrangers and joint book runners, and Bank of America, N.A., as syndication agent. Filed as Exhibit 99.3 to Current Report on Form 8-K filed on November 1, 2002 and incorporated herein by reference.

 *10.19.2 Amended and Restated Security Agreement, dated October 29, 2002, made by Interstate FiberNet, Inc., ITC/\DeltaCom, Inc., and the other Persons listed on the signature pages thereof and the Additional Grantors (as defined in Section 23(b) thereof) to Morgan Stanley & Co. Incorporated, as collateral agent for the Secured Parties (as defined in the Credit Agreement).

 *10.20.1   ITC/\DeltaCom, Inc. Stock Incentive Plan.

 10.20.2 Form of ITC/\DeltaCom, Inc. Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to Form S-8 filed on November 5, 2002 (File No. 333-101007) (the "2002 Form S-8") and incorporated herein by reference.

 10.20.3 Form of ITC/\DeltaCom, Inc. Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to 2002 Form S-8 and incorporated herein by reference.

 10.20.4 Form of ITC/\DeltaCom, Inc. Stock Incentive Plan Restricted Stock Agreement. Filed as Exhibit 4.4 to 2002 Form S-8 and incorporated herein by reference.

 10.20.5 Form of ITC/\DeltaCom, Inc. Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.1 to 2002 Form S-8 and incorporated herein by reference.

 10.21      Description of ITC/\DeltaCom, Inc. Bonus Plan. Filed as Exhibit
            10.92 to 1997 Form S-1 and incorporated herein by reference.

 10.22 Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to 1997 Form S-1 and incorporated herein by reference.


 10.23.1 Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as
            Exhibit 10.94 to 1997 Form S-1 and incorporated herein by reference.

Exhibit
Number                   Exhibit Dscription
------                   ------------------

 10.23.2 First Amendment to Sale and Purchase Agreement. Among SCANA Corporation, SCANA Communications, Inc., and ITC Holding Company, Inc., dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom, Filed as Exhibit 10.95 to 1997 Form S-1 filed and incorporated herein by reference.

 10.24.1 Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the "Master Lease Agreement"). Filed as Exhibit 10.47.1 to 2000 Form 10-K and incorporated herein by reference.

 10.24.2    Form of Equipment Schedule to the Master Lease Agreement. Filed as
            Exhibit 10.47.2 to 2000 Form 10-K and incorporated herein by reference.

 10.24.3 Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC Capital Corporation. Filed as Exhibit
            10.47.3 to 2000 Form 10-K and incorporated herein by reference.

 10.24.4 Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

 10.24.5 Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.37.5 to 2001 Form 10-K and incorporated herein by reference.

 10.24.6 Amendment to the Schedules and the Leases, dated as of October 29, 2002, among Interstate FiberNet, Inc., as a lessee, ITC/\DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors. Filed as Exhibit
            99.4 to Current Report on Form 8-K filed on November 1, 2002 and incorporated herein by reference.

 10.25 Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc. d/b/a/ ITC/\DeltaCom. Filed as Exhibit 10.48 to 2000 Form 10-K and incorporated herein by reference.

 10.26.1 Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc. d/b/a/ ITC/\DeltaCom. Filed as Exhibit 10.49.1 to 2000 Form 10-K and incorporated herein by reference.

 10.26.2 First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as
            Exhibit 10.49.2 to 2000 Form 10-K and incorporated herein by reference.

 10.26.3 Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as
            Exhibit 10.49.3 to 2000 Form 10-K and incorporated herein by reference.

 10.27 Interconnection Agreement, effective as of July 1, 1999, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to 2000 Form 10-K and incorporated herein by reference.

Exhibit
Number                   Exhibit Description
------                   ------------------

   10.28.1 Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc., as Lessee (the "GECC Master Lease Agreement"). Filed as Exhibit 10.42.1 to 2001 Form 10-K and incorporated herein by reference.

   10.28.2 Form of Equipment Schedule to the GECC Master Lease Agreement. Filed as Exhibit 10.42.2 to 2001 Form 10-K and incorporated herein by reference.

  *10.29.1 Purchase Agreement, dated as of August 22, 2002, as amended, among ITC/\DeltaCom, Inc. the several Purchasers named therein and ITC Holding Company, Inc.

  *10.29.2 Purchase Agreement, dated as of August 22, 2002, as amended, between ITC/\DeltaCom, Inc. and SCANA Corporation.

  *10.29.3 Registration Rights Agreement, dated as of October 29, 2002, among ITC/\DeltaCom, Inc. and the other Holders from time to time thereunder.

  *10.30.1 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Larry F. Williams.

  *10.30.2 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Andrew M. Walker.

  *10.30.3 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Douglas A. Shumate.

  *10.30.4 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and J. Thomas Mullis.

  *10.30.5 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Steven D. Moses.

  *10.30.6 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Roger F. Woodward.

  *10.30.7 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Thomas P. Schroeder.

  *21.1     Subsidiaries of ITC/\DeltaCom, Inc.

*++23.1     Consent of BDO Seidman, LLP.

  *99.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

-----------------
*    Filed herewith.

+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

++ The Registrant's consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 2001 included in this report have been audited by Arthur Andersen, as stated in their report dated February 15, 2002. After reasonable efforts, the Registrant has been unable to obtain Arthur Andersen's consent to the incorporation by reference into its registration statement on Form S-8 (No. 333-101007) of Arthur Andersen's report with respect to these financial statements. Under these circumstances, Rule 437a under the Securities Act permits the Registrant to file such registration statement without a written consent from Arthur Andersen. The absence of such consent may limit recovery by investors on certain claims. In particular, and without limitation, investors will not be able to assert claims against Arthur Andersen under
     Section 11 of the Securities Act for any untrue statements of material fact contained, or any omissions to state a material fact required to be stated, in those audited financial statements. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen's provision of auditing and other services to the Registrant) may be limited as a practical matter due to recent events involving Arthur Andersen.

     (b) Reports on Form 8-K.

         ITC/\DeltaCom filed the following Current Reports of Form 8-K during the fourth quarter of 2002.

         Filing Date of Report      Item Reported
         ---------------------      -------------

         November 1, 2002           Item 3 (confirmation and effectiveness of
                                    plan of reorganization).

         November 6, 2002           Item 9 (transfer of common stock listing to
                                    OTC Bulletin Board)

                   Index to Consolidated Financial Statements


 Report of Independent Certified Public Accountants ................................................        F-2

 Consolidated Balance Sheets:
       Successor ITC/\DeltaCom - December 31, 2002 .................................................        F-4
       Predecessor ITC/\DeltaCom - December 31, 2001 ...............................................        F-4

 Consolidated Statements of Operations:
       Successor ITC/\DeltaCom - for the period from October 30, 2002 to December 31, 2002 .........        F-6
       Predecessor ITC/\DeltaCom - for the period from January 1, 2002 to October 29, 2002 .........        F-6
       Predecessor ITC/\DeltaCom - for the years ended December 31, 2001 and 2000 ..................        F-6

 Consolidated Statements of Stockholders' Equity (Deficit):
       Successor ITC/\DeltaCom - for the period from October 30, 2002 to December 31, 2002 .........        F-7
       Predecessor ITC/\DeltaCom - for the period from January 1, 2002 to October 29, 2002 .........        F-7
       Predecessor ITC/\DeltaCom - for the years ended December 31, 2001 and 2000 ..................        F-7

 Consolidated Statements of Cash Flows:
       Successor ITC/\DeltaCom - for the period from October 30, 2002 to December 31, 2002 .........        F-8
       Predecessor ITC/\DeltaCom - for the period from January 1, 2002 to October 29, 2002 .........        F-8
       Predecessor ITC/\DeltaCom - for the years ended December 31, 2001 and 2000 ..................        F-8

 Notes to Consolidated Financial Statements ........................................................        F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of ITC/\DeltaCom, Inc.:

     We have audited the accompanying consolidated balance sheet of ITC/\DeltaCom, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from October 30, 2002 through December 31, 2002 (Successor Company) and the period from January 1, 2002 through October 29, 2002 (Predecessor Company). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements as of December 31, 2001, and for each of the two years in the period ended December 31 2001, prior to the adjustments discussed in the summary of significant accounting policies, were audited by auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 15, 2002.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As discussed in Note 3 - Chapter 11 Bankruptcy Proceedings in the Notes to Consolidated Financial Statements, the Predecessor Company emerged from bankruptcy on October 29, 2002, pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated October 17, 2002. Accordingly, the accompanying financial statements of the Successor Company have been prepared in conformity with fresh start accounting provisions of the AICPA's Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued November 19, 1990. In accordance with the requirements of SOP 90-7, the Successor Company has been accounted for as a new entity with assets, liabilities and a capital structure having carrying values not comparable with any prior periods of the Predecessor Company.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC/\DeltaCom, Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the period from October 30, 2002 through December 31, 2002 (Successor Company) and the period from January 1, 2002 through October 29, 2002 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting standards in Statement of Financial Accounting Standards ("SFAS") No. 142 on January 1, 2002.

     As discussed above, the financial statements of ITC/\DeltaCom, Inc. and subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 2, we also audited the adjustments reflected in the transitional disclosures required by SFAS No. 142. In our opinion, all such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 or 2000 financial statements of the Company, other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ BDO Seidman, LLP
--------------------
BDO Seidman, LLP

Atlanta, Georgia
February 24, 2003

     THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS INCORPORATION BY REFERENCE INTO ITC/\DELTACOM, INC.'S PREVIOUSLY FILED REGISTRATION STATEMENT FILE NO:
333-101007; THEREFORE, AN INVESTOR'S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.

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

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 15, 2002

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   Successor            Predecessor
                                                                                   ---------            -----------
                                                                                (Notes 1 and 3)       (Notes 1 and 3)
                                                                                ---------------       ---------------
                                                                                              December 31,
                                                                                        ----------------------
                                                                                       2002                 2001
                                                                                       ----                 ----

                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................................      $        30,554       $        41,043
  Restricted cash (Note 6) ................................................                9,285                    --
  Accounts receivable:
     Customer, net of allowance for uncollectible accounts of
        $7,344 and $5,689 in 2002 and 2001, respectively ..................               48,157                62,099
     Affiliates (Note 13) .................................................                3,375                 4,889
  Inventory ...............................................................                4,572                 6,301
  Prepaid expenses ........................................................                3,542                 4,193
                                                                                 ---------------       ---------------
        Total current assets ..............................................               99,485               118,525
                                                                                 ---------------       ---------------
PROPERTY, PLANT AND EQUIPMENT, net (Note 4) ...............................              417,144               691,037
                                                                                 ---------------       ---------------
OTHER LONG-TERM ASSETS:
  Intangible assets, net (Note 5) .........................................               25,453                55,946
  Restricted cash (Note 6) ................................................                9,250                    --
  Other long-term assets ..................................................                2,188                12,824
                                                                                 ---------------       ---------------
        Total other long-term assets ......................................               36,891                68,770
                                                                                 ---------------       ---------------
        Total assets ......................................................      $       553,520       $       878,332
                                                                                 ===============       ===============

   The accompanying notes are an integral part of these consolidated balance sheets.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                  Successor         Predecessor
                                                                                                  ---------         -----------
                                                                                              (Notes 1 and 3)     (Notes 1 and 3)
                                                                                              ---------------     ---------------
                                                                                                          December 31,
                                                                                                          ------------
                                                                                                    2002                2001
                                                                                                  ---------          ----------
                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Accounts payable:
   Trade .................................................................................        $  34,622          $  38,779
   Construction ..........................................................................            2,004              8,613
 Accrued interest ........................................................................              598              8,844
 Accrued compensation ....................................................................            6,671              6,554
 Unearned revenue (Note 11) ..............................................................           15,736             35,851
 Other accrued liabilities ...............................................................           19,173             19,914
 Current portion of other long-term liabilities (Note 6) .................................            3,250                 --
 Current portion of long-term debt and capital lease obligations (Note 6) ................            2,703              6,711
                                                                                                  ---------          ---------
       Total current liabilities .........................................................           84,757            125,266
                                                                                                  ---------          ---------

LONG-TERM LIABILITIES:
 Other long-term liabilities (Note 6) ....................................................            7,325                 --
 Long-term debt and capital lease obligations (Note 6) ...................................          199,668            717,163
                                                                                                  ---------          ---------
       Total long-term liabilities .......................................................          206,993            717,163
                                                                                                  ---------          ---------

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 8):
Par value $0.01; 665,000 shares designated Series A in 2002; 300,000 shares issued and outstanding in 2002; entitled to redemption value of $100 per share, plus accrued and
 unpaid dividends .........................................................................          24,525                 --
Par value $0.01; 67,000 shares designated Series B-1 in 2001; 30,673 shares issued and outstanding in 2001; entitled to redemption value of $1,000 per share, plus accrued
 and unpaid dividends; all shares cancelled on October 29, 2002 ...........................              --             24,121
Par value $0.01; 90,000 shares designated Series B-2 in 2001; 40,000 shares issued and outstanding in 2001; entitled to redemption value of $1,000 per share, plus accrued
 and unpaid dividends; all shares cancelled on October 29, 2002 ...........................              --             33,712
                                                                                                  ---------          ---------
       Total convertible redeemable preferred stock .......................................          24,525             57,833
                                                                                                  ---------          ---------

COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 11)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $0.01 par value; 5,000,000 shares authorized Series A
    Preferred Stock, $7.40 liquidation preference per share;
    1,480,771 shares issued and outstanding in 2001; all shares cancelled on
    October 29, 2002 (Note 9) ............................................................               --                 15
 Common stock, $0.01 par value; 250,000,000 shares authorized; 44,750,000 shares
    issued and outstanding in 2002 (Note 9)...............................................              447                 --
 Common stock, $0.01 par value; 200,000,000 shares authorized; 62,364,768 shares
    issued and outstanding in 2001; all shares cancelled on October 29, 2002 (Note 9) ....               --                624
 Additional paid-in capital ..............................................................          237,886            356,839
 Warrants outstanding (Note 8) ...........................................................            2,122             11,441
 Deficit .................................................................................           (3,210)          (390,849)
                                                                                                  ---------          ---------
       Total stockholders' equity (deficit) ..............................................          237,245            (21,930)
                                                                                                  ---------          ---------
       Total liabilities and stockholders' equity (deficit) ..............................        $ 553,520          $ 878,332
                                                                                                  =========          =========

        The accompanying notes are an integral part of these consolidated balance sheets.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except share data)

                                                                   Successor                     Predecessor
                                                              ------------------- -----------------------------------------------
                                                              October 30, 2002 to January 1, 2002 to   Year Ended December 31,
                                                                                                     ----------------------------
                                                              December 31, 2002   October 29, 2002       2001             2000
                                                              -----------------   ----------------   ------------    ------------
OPERATING REVENUE .........................................      $     65,569      $    352,897      $    415,339    $    363,648
COST OF SERVICES (exclusive of items shown separately
    below) ................................................            30,021           164,920           186,121         155,000
INVENTORY WRITE-DOWN ......................................                --                --             1,663              --
                                                                 ------------      ------------      ------------    ------------
GROSS MARGIN ..............................................            35,548           187,977           227,555         208,648
                                                                 ------------      ------------      ------------    ------------
OPERATING EXPENSES:
   Selling, operations, and administration ................            27,108           136,472           188,712         151,050
   Depreciation and amortization ..........................             9,002           105,696           118,938          86,519
   Special charges (Note 10) ..............................                --               223            74,437              --
   Loss on early termination of credit facility
    (Notes 2 and 6) .......................................                --                --                --           1,321
                                                                 ------------      ------------      ------------    ------------
          Total operating expenses ........................            36,110           242,391           382,087         238,890
                                                                 ------------      ------------      ------------    ------------
OPERATING LOSS ............................................              (562)          (54,414)         (154,532)        (30,242)
                                                                 ------------      ------------      ------------    ------------
OTHER (EXPENSE) INCOME:
   Interest expense, net of amounts capitalized ...........            (2,350)          (35,704)          (58,833)        (55,482)
   Interest income ........................................               216               349             2,066          14,763
   Other expense ..........................................                --              (289)             (632)           (426)
                                                                 ------------      ------------      ------------    ------------
        Total other expense, net ..........................            (2,134)          (35,644)          (57,399)        (41,145)
                                                                 ------------      ------------      ------------    ------------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES .........            (2,696)          (90,058)         (211,931)        (71,387)
REORGANIZATION ITEMS (Note 3) .............................                --            60,792                --              --
                                                                 ------------      ------------      ------------    ------------
LOSS BEFORE INCOME TAX BENEFIT ............................            (2,696)          (29,266)         (211,931)        (71,387)
INCOME TAX BENEFIT ........................................                --                --                --            (512)
                                                                 ------------      ------------      ------------    ------------
NET LOSS ..................................................            (2,696)          (29,266)         (211,931)        (70,875)
PREFERRED STOCK DIVIDENDS AND ACCRETION ...................              (514)           (4,210)           (3,713)             --
                                                                 ------------      ------------      ------------    ------------
NET  LOSS APPLICABLE TO COMMON STOCKHOLDERS ...............      $     (3,210)     $    (33,476)     $   (215,644)   $    (70,875)
                                                                 ============      ============      ============    ============

BASIC AND DILUTED NET  LOSS PER SHARE APPLICABLE TO
   COMMON STOCKHOLDERS ....................................      $      (0.07)     $      (0.54)     $      (3.46)   $      (1.16)
                                                                 ============      ============      ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING (Note 9) ...................................        44,750,000        62,364,768        62,292,085      60,928,387
                                                                 ============      ============      ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (In thousands, except share data)

                                                       Preferred Stock          Common Stock       Additional
                                                     -------------------   --------------------     Paid-in     Warrants
                                                       Shares    Amount       Shares     Amount     Capital    Outstanding
                                                     ----------  -------   -----------   ------  ------------  -----------
BALANCE, December 31, 1999........................    1,480,771  $    15    59,556,775   $  595  $    321,882  $        --
  Issuance of common stock under
    AvData earn-out provisions....................           --       --       123,757        1         4,282           --
  Issuance of common stock for Bay Data
    acquisition (Note 14).........................           --       --       837,942        8        26,209           --
  Deferred compensation...........................           --       --            --       --           145           --
  Exercise of common stock options................           --       --     1,121,198       12         3,109           --
  Net loss........................................           --       --            --       --            --           --
                                                     ----------  -------   -----------   ------  ------------  -----------
BALANCE, December 31, 2000........................    1,480,771       15    61,639,672      616       355,627           --
  Issuance of common stock under
    AvData earn-out provisions....................           --       --           121       --            --           --
  Retirement of common stock......................           --       --       (22,629)      --          (175)          --
  Deferred compensation...........................           --       --            --       --           120           --
  Exercise of common stock options................           --       --       747,604        8         1,267           --
  Issuance of warrants for common stock...........           --       --            --       --            --       11,441
  Accretion of differences between carrying
    value and redemption value of Series B
    preferred stock...............................           --       --            --       --            --           --
  Stock dividends declared and accrued on
    Series B preferred stock......................           --       --            --       --            --           --
  Net loss........................................           --       --            --       --            --           --
                                                     ----------  -------   -----------   ------  ------------  -----------
BALANCE, December 31, 2001........................    1,480,771       15    62,364,768      624       356,839       11,441
  Accretion of differences between carrying
    value and redemption value of Series B
    preferred stock...............................           --       --            --       --            --           --
  Stock dividends declared and accrued on
    Series B preferred stock......................           --       --            --       --            --           --
  Cancellation of old preferred and common
   stock and warrants pursuant to the Plan
   (Note 3).......................................   (1,480,771)     (15)  (62,364,768)    (624)     (356,839)     (11,441)
  Issuance of new common stock pursuant to
    the Plan (Note 3).............................           --       --    43,750,000      437       234,002           --
  Issuance of new common stock and warrants
   pursuant to issuance of new Series A
   preferred stock (Note 3).......................           --       --     1,000,000       10         3,000        2,122
  Net loss........................................           --       --            --       --            --           --
  Elimination of deficit upon adoption of
   Fresh Start Reporting (Note 3).................           --       --            --       --            --           --
                                                     ----------  -------   -----------   ------  ------------  -----------
BALANCE, October 29, 2002.........................           --       --    44,750,000      447       237,002        2,122
  Common stock units issued.......................           --       --            --       --           884           --
  Accretion of differences between carrying
    value and redemption value of new Series A
    preferred stock (Note 8)......................           --       --            --       --            --           --
  Stock dividends declared and accrued on new
    Series A preferred stock......................           --       --            --       --            --           --
  Net loss........................................           --       --            --       --            --           --
                                                     ----------  -------   -----------   ------  ------------  -----------
BALANCE, December 31, 2002........................           --  $    --    44,750,000   $  447  $    237,886  $     2,122
                                                     ==========  =======   ===========   ======  ============  ===========

                                                                      Total
                                                                  Stockholders'
                                                                     Equity
                                                       Deficit      (Deficit)
                                                     ----------  --------------
BALANCE, December 31, 1999........................   $ (104,330) $      218,162
  Issuance of common stock under
    AvData earn-out provisions....................           --           4,283
  Issuance of common stock for Bay Data
    acquisition (Note 14).........................           --          26,217
  Deferred compensation...........................           --             145
  Exercise of common stock options................           --           3,121
  Net loss........................................      (70,875)        (70,875)
                                                     ----------  --------------
BALANCE, December 31, 2000........................     (175,205)        181,053
  Issuance of common stock under
    AvData earn-out provisions....................           --              --
  Retirement of common stock......................           --            (175)
  Deferred compensation...........................           --             120
  Exercise of common stock options................           --           1,275
  Issuance of warrants for common stock...........           --          11,441
  Accretion of differences between carrying
    value and redemption value of Series B
    preferred stock...............................       (1,392)         (1,392)
  Stock dividends declared and accrued on
    Series B preferred stock......................       (2,321)         (2,321)
  Net loss........................................     (211,931)       (211,931)
                                                     ----------  --------------
BALANCE, December 31, 2001........................     (390,849)        (21,930)
  Accretion of differences between carrying
    value and redemption value of Series B
    preferred stock...............................       (1,417)         (1,417)
  Stock dividends declared and accrued on
    Series B preferred stock......................       (2,793)         (2,793)
  Cancellation of old preferred and common
   stock and warrants pursuant to the Plan
   (Note 3).......................................           --        (368,919)
  Issuance of new common stock pursuant to
    the Plan (Note 3).............................           --         234,439
  Issuance of new common stock and warrants
   pursuant to issuance of new Series A
   preferred stock (Note 3).......................           --           5,132
  Net loss........................................      (29,266)        (29,266)
  Elimination of deficit upon adoption of
   Fresh Start Reporting (Note 3).................      424,325         424,325
                                                     ----------  --------------
BALANCE, October 29, 2002.........................           --         239,571
  Common stock units issued.......................           --             884
  Accretion of differences between carrying
    value and redemption value of new Series A
    preferred stock (Note 3)......................          (93)            (93)
  Stock dividends declared and accrued on new
    Series A preferred stock......................         (421)           (421)
  Net loss........................................       (2,696)         (2,696)
                                                     ----------  --------------
BALANCE, December 31, 2002........................   $   (3,210) $      237,245
                                                     ==========  ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                       ITC/\DELTACOM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      Successor                        Predecessor
                                                                 -------------------  ----------------------------------------------
                                                                 October 30, 2002 to  January 1, 2002 to    Year Ended December 31,
                                                                  December 31, 2002    October 29, 2002        2001         2000
                                                                 -------------------  -------------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $          (2,696)   $      (29,266)      $ (211,931)  $  (70,875)
                                                                 -----------------    --------------       ----------   ----------
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
      (excluding the effects of acquisitions):
      Depreciation and amortization ........................                 9,002           105,696          118,938        86,519
      Amortization of bond issuance costs ..................                    95             1,659            2,341         2,221
      Special charges and other ............................                    --                --           77,301            --
      Reorganization items (Note 3) ........................                    --           (74,318)              --            --
     Deferred income taxes .................................                    --                --               --          (512)
     Extraordinary item--loss on early termination .........                    --                --               --         1,321
      of credit facility ...................................
     Changes in current operating assets and
       liabilities:
        Accounts receivable, net ...........................                 6,536             7,727            9,351       (26,127)
        Other current assets ...............................                 1,136             1,252            2,452        (3,321)
        Accounts payable ...................................                (2,891)           (1,377)          (2,332)       18,270
        Accrued interest ...................................                  (621)           15,522           (3,776)        4,339
        Unearned revenue ...................................                (4,524)          (15,591)          (7,659)       29,287
        Accrued compensation and other accrued
         liabilities .......................................                 1,179             1,276            4,791         4,809
                                                                 -----------------    --------------       ----------   -----------
          Total adjustments ................................                 9,912            41,846          201,407       116,806
                                                                 -----------------    --------------       ----------   -----------
          Net cash provided by (used in) operating
            activities .....................................                 7,216            12,580          (10,524)       45,931
                                                                 -----------------    --------------       ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................................                (5,325)          (25,202)        (134,770)     (337,123)
   Change in accounts payable-construction .................                   409            (4,582)         (27,195)       27,292
     Change in restricted cash, net ........................                    --                --            6,982         6,741
   Payment for acquisitions, net of cash received ..........
     (Note 14) .............................................                    --                --               --        (2,218)
   Other ...................................................                    --                 4              185           100
                                                                 -----------------    --------------       ----------   -----------
          Net cash used in investing activities ............                (4,916)          (29,780)        (154,798)     (305,208)
                                                                 -----------------    --------------       ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from $160 million senior secured credit facility,
      net of issuance costs ................................                    --                --               --       157,434
    Cash from $160 million senior secured credit facility,
      restricted for capital expenditures ..................                    --                --               --        (6,982)
    Repayment of other long-term debt and capital lease
      obligations ..........................................                (1,976)           (4,625)          (2,368)       (1,535)
    Proceeds from issuance of Series B preferred stock and
      common stock warrants, net of issuance costs .........                    --                --           67,208            --
    Proceeds from issuance of new Series A preferred stock,
      common stock and common stock warrants, net of
       issuance costs ......................................                    --            29,554               --            --
    Cash from issuance of new Series A preferred stock,
      restricted for contingencies
         (Note 11) .........................................                    --           (18,535)              --            --
    Proceeds from exercise of common stock options .........                    --                --            1,275         3,121
    Retirement of common stock .............................                    --                --             (175)           --
    Other ..................................................                    (1)               (6)            (715)          (52)
                                                                 -----------------    --------------       ----------   -----------
    Net cash (used in) provided by financing activities ....                (1,977)            6,388           65,225       151,986
                                                                 -----------------    --------------       ----------   -----------
CHANGE IN CASH AND CASH EQUIVALENTS ........................                   323           (10,812)        (100,097)     (107,291)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........                30,231            41,043          141,140       248,431
                                                                 -----------------    --------------       ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................     $          30,554    $       30,231       $   41,043   $   141,140
                                                                 =================    ==============       ==========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Cash paid for interest (net of amount capitalized) .....     $           2,876    $       18,525       $   65,063   $    53,264
                                                                 =================    ==============       ==========   ===========
    Cash paid (refunds received) for income taxes, net .....     $              (1)   $         (190)      $        3   $      (143)
                                                                 =================    ==============       ==========   ===========
    Cash paid for reorganization items .....................     $           2,939    $       10,247       $       --   $        --
                                                                 =================    ==============       ==========   ===========

NONCASH TRANSACTIONS:
    Network equipment and property rights acquired under
     capital lease obligations .............................     $              --    $           --       $   12,751   $    38,496
                                                                 =================    ==============       ==========   ===========
    Network equipment acquired under other long-term
     liabilities ...........................................     $          10,575    $           --       $       --   $        --
                                                                 =================    ==============       ==========   ===========
    Preferred stock dividends and accretion ................     $             514    $        4,210       $    3,713   $        --
                                                                 =================    ==============       ==========   ===========
    Acquisitions:
      Issuance of common stock .............................     $              --    $           --       $       --   $    30,500
                                                                 =================    ==============       ==========   ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Nature of Business and Basis of Presentation

Nature of Business

     ITC/\DeltaCom, Inc. ("ITC/\DeltaCom" and, together with its wholly-owned subsidiaries, the "Company") provides integrated voice and data telecommunications services on a retail basis to businesses in the southern United States ("retail services") and regional telecommunications transmission services over its network on a wholesale basis to other telecommunications companies ("broadband transport services"). Retail services include local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay, and high capacity broadband private line services, as well as Internet access and customer premise equipment sales, installation and repair. As part of its retail services, the Company also provides colocation, Web server hosting and other services integral to operating important business applications over the Internet. In connection with these services, the Company owns, operates or manages an extensive fiber optic network, which extends throughout ten southern states.

Factors Affecting Comparability of Financial Information

     As a consequence of the implementation of fresh start reporting effective on October 30, 2002 (Note 3), the financial information presented in the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from October 30, 2002 to December 31, 2002 is generally not comparable to the financial results for prior periods. The presentation of financial information of the "Predecessor Company" represents the Company's financial information for the specified periods prior to the Company's adoption of fresh start reporting. The presentation of financial information of the "Successor Company" represents the Company's financial information for the specified period following the Company's adoption of fresh start reporting.

Segment Disclosure

     Beginning in 2002, the Company revised its segment reporting to align its financial presentation more closely with its basic retail and wholesale customer businesses and to reflect more accurately the trends in those customer bases (Note 15). One segment consists of the Company's retail services business and the other segment consists of its broadband transport services business. Beginning in 2002, results of the Company's e/\deltacom business are no longer reported as a separate business segment, but instead are included as part of the Company's retail services business segment. Segment information for 2001 and 2000 has been restated to reflect this change.

Liquidity

     The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and expanding its network operations. Accordingly, the Company expects that its cost of services will continue to increase and that its capital expenditures will be significant. In addition, the Company may further reduce some of its prices to respond to a changing competitive environment. These factors will have a negative impact on the Company's short-term operating results. The Company has realized cost efficiencies in its operations through its restructurings, thereby reducing its selling, operations and administration expense. Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC/\DeltaCom, has a $156 million senior secured credit facility. The Company is also subject to operating lease, capital lease and other long-term commitments (Note 6).

Basis of Presentation

     The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Sources of Supplies

     The Company primarily uses two vendors for transmission equipment used in its network. However, if these vendors were unable to meet the Company's needs, management believes that the Company could obtain this equipment from other vendors on comparable terms and that its operating results would not be materially adversely affected. If the Company had to purchase another manufacturer's equipment, the Company would incur significant initial costs to integrate the equipment into its network and to train personnel to use the new equipment, which may have a material adverse effect on the Company's financial condition and results of operations.

Credit Risk and Significant Customers

     The Company's accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company limits its risk of loss by billing some customers in advance for services and by terminating access on delinquent accounts. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of the Company's consolidated operating revenues during any of the following periods: October 30, 2002 to December 31, 2002; January 1, 2002 to October 29, 2002; for the year ended December 31, 2001; or for the year ended December 31, 2000.

Allowance for Doubtful Accounts

     The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on its experience and assessment of the general financial conditions affecting its customer base. If the Company's actual collections experience changes, revisions to its allowance may be required. The Company has a large number of customers with individually small amounts due at any given balance sheet date. Any unanticipated change in one of those customer's creditworthiness or other matters affecting the collectibility of amounts due from such customers, would not have a material effect on the Company's results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance.

Regulation

     The Company is subject to certain regulations and requirements of the Federal Communications Commission and various state public service commissions.

Accounting Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates as a result of changes in estimates used to record accounts receivable, property, plant and equipment, intangible assets, accrued liabilities and deferred revenue.

Cash and Cash Equivalents

     The Company considers all short-term highly liquid investments with an original maturity date of three months or less to be cash equivalents.

Inventory

     Inventory consists primarily of customer premise equipment held for resale and is valued at the lower of cost or market, using the first-in, first-out method.

Property, Plant and Equipment

     As part of fresh start reporting (Note 3), substantially all property, plant and equipment was revalued to estimated fair value, which became the Company's new cost basis, as of October 29, 2002, the effective date of the Company's plan of reorganization. In addition, depreciable lives of some assets were changed. All capital additions made subsequent to October 29, 2002 are stated at cost.

     On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the asset's carrying amount or fair value, less the cost to sell.

     Depreciation begins when property, plant and equipment are placed in service. The cost to maintain, repair and replace minor items of property, plant and equipment is charged to selling, operations and administration expenses as the cost is incurred. Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

                                                               Years
                                                               -----
     Buildings and towers ................................   35 to 40
     Fiber optic network .................................   15 to 20
     Furniture, fixtures and office equipment ............    7 to 10
     Transmission equipment and electronics ..............    5 to 10
     Vehicles ............................................     3 to 5
     Computer hardware and software ......................     3 to 5

     Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets' estimated useful lives. Interest capitalized during the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000 was $0, $0, $4.8 million and $4.1 million, respectively.

Intangible Assets

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased, and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. See Note 5 for more information regarding the Company's intangible assets.

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. As a result of the Company's reorganization, all goodwill recorded in the Company's balance sheet was written off as of the October 29, 2002 effective date. The book value of goodwill was $0 and $53.9 million at December 31, 2002 and 2001, respectively. Included in the accompanying Consolidated Statement of Operations is amortization expense related to goodwill of approximately $5.1 million and $5.2 million for the years ended December 31, 2001 and 2000, respectively. When goodwill exists on the Company's balance sheet, the Company evaluates goodwill on an annual basis and whenever events or circumstances indicate that goodwill might be impaired. The Company determines impairment by comparing the net assets of each reporting unit, identified as a business segment, to the respective fair value. In the event a unit's net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit's fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

     The Company identified its trade name as an indefinite life intangible. The book value of indefinite life intangible was $5.6 million and $0 at December 31, 2002 and 2001, respectively. The increase in value from 2001 to 2002 was caused by the revaluation of the Company's assets and liabilities as a result of its reorganization. The Company evaluates the recoverability of indefinite-lived intangible assets on an annual basis and whenever events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset's respective carrying value to estimates of fair value using the best information available, which requires the use of estimates, judgments and projections. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

     Definite life intangibles include the value associated with customer bases acquired. The Company evaluates the recoverability of definite life intangible assets when events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset's respective carrying value to estimates of the sum of the future cash flows expected to result from the Company's asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Definite life intangibles are amortized over their useful lives, which at December 31, 2002 was 8 years.

     Concurrently with the adoption of SFAS No. 142, the Company evaluated for impairment its goodwill and indefinite life intangibles and completed the transitional test as of January 1, 2002. The Company determined that these assets had not been impaired.

Other Long-Term Assets

     Other long-term assets primarily consist of debt issuance costs that are amortized using the effective interest rate method over the lives of the related debt.

Long-Lived Assets

     The Company reviews its long-lived assets for impairment at each balance sheet date and whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. To determine if an impairment exists, the Company estimates the future undiscounted cash flows expected to result from the use of the asset being reviewed for impairment. If the sum of these expected future cash flows is less than the carrying amount of the asset, the Company recognizes an impairment loss in accordance with SFAS No. 144. The amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss for the excess of the carrying value over the fair value.

Unearned Revenue

     Unearned revenue includes the liability for advance billings to customers for use of the Company's fiber-optic network, recurring monthly charges for local and data services and estimated reciprocal compensation billings (Note
11).

Unbilled Revenue

     ITC/\DeltaCom Communications, Inc., a wholly-owned subsidiary of ITC/\DeltaCom, records revenue for long-distance services provided, but not yet billed, to customers. Approximately $6.1 million and $6.8 million in unbilled revenue is included in accounts receivable in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001, respectively.

Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Revenue Recognition

     The Company generates recurring revenues from its offering of local exchange services, long distance services, data and Internet services, which includes Internet access, Web hosting and colocation services, and the sale of transmission capacity to other telecommunications carriers. Revenues from these sources, which generally consist of recurring monthly charges for such services, are recognized as services are provided. Advance billings and cash received in advance of services performed are recorded as deferred revenue.

     The Company generates nonrecurring revenues from the sale of telephone systems, other equipment, software and professional services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. The Company estimates the fair value of the separate elements and recognizes revenues for a delivered element only when the remaining elements in the arrangement are delivered. These non-recurring revenues as a percentage of total revenue were approximately 7% in the period from October 30, 2002 to December 31, 2002, 6% in the period from January 1, 2002 to October 29, 2002, 6% in the year ended December 31, 2001 and 7% in the year ended December 31, 2000.

     In accordance with the guidance provided in Emerging Issues Task Force ("EITF") Issue 99-19, "Reporting Revenue Gross as Principal Versus Net as an Agent," the Company recognizes some revenue net as an agent and other revenue gross as a principal. For each revenue source, the Company has analyzed the features of the applicable arrangements and the presence or absence of indicators of net versus gross reporting in those arrangements. The Company has agreements for such arrangements as discussed in the following paragraphs.

     Under an agency agreement, the Company receives an equipment order from its customer and arranges for the delivery of the equipment to the customer and earns a margin. Revenue equal to the net margin is recognized when the equipment is delivered. Under this agreement, the Company recorded revenues of $0, $0, $3.2 million and $5.6 million for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, respectively.

     On behalf of other telecommunications carriers that are the Company's customers, the Company procures certain telecommunications services from major interexchange carriers. The Company also administers for these customers the contracts to which these telecommunications services are subject. The Company recognizes revenue equal to the net margin it earns under this arrangement as the third-party carriers provide services. For these services, the Company recorded revenues of $287,000, $1.7 million, $1.8 million and $847,000 for the periods from the October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, respectively.

     The Company sells customers broadband transport capacity on facilities owned by utilities under marketing and management agreements with the utilities. As compensation for these services, the Company receives a percentage of the gross revenue generated by the traffic of these customers on the facilities of the utilities. Revenue equal to this margin is recognized as services are provided. For these services, the Company recorded revenues of $1.5 million, $7.7 million, $11.3 million and $10.2 million for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, respectively.

Fair Value of Financial Instruments

     The carrying values of the Company's financial instruments, including cash and cash equivalents, accounts receivable, investments held-to-maturity, accounts payable and the senior credit facility, approximate their fair values as of December 31, 2002 and 2001, except for the outstanding notes in 2001 (Note
6). Based on their quoted market prices, such notes had fair values at December 31, 2001 as follows (in thousands):

Predecessor Company                                         2001            2001
-------------------
Instrument                                               Fair Value    Carrying Value
----------                                               ----------    --------------
   11% Senior Notes due 2007 ......................        $ 54,600          $130,000
8-7/8% Senior Notes due 2008 ......................          59,200           159,901
9-3/4% Senior Notes due 2008 ......................          46,250           125,000
4-1/2% Convertible Subordinated Notes due 2006.....          23,750           100,000
                                                           --------          --------
     Totals .......................................        $183,800          $514,901
                                                           ========          ========

Earnings per Share

     The Company computes net loss per share in accordance with the provisions of SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic and diluted EPS are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised for, converted into or otherwise resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options, restricted stock awards and warrants, computed based on the treasury stock method, and the assumed conversion of the Company's issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive. The Company has equity securities that may have had a dilutive effect on earnings per share had the Company generated income during the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and the years ended December 31, 2001 and 2000.

Stock-based Compensation

     At December 31, 2002, the Company had one stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123,

                                                         Successor                     Predecessor
                                                         ---------                     -----------
                                                                                        Year Ended
                                                 October 30 to    January 1 to         December 31,
                                                 December 31,      October 29,  ------------------------
   Net loss (in thousands)                           2002            2002         2001           2000
   -----------------------                       -------------    ------------  ---------     ----------
As reported ...............................        $(3,210)        $(33,476)    $(215,644)     $(70,875)
Add: total stock based employee
  compensation expense included in net loss          1,140               --            --            --
Less: total stock based employee
  compensation expense determined under


    fair value based method for all awards ......   (2,340)        (4,475)        (3,388)       (29,996)
                                                  --------      ---------     ----------     ----------
 Pro forma ...................................... $ (4,410)     $ (37,951)    $ (219,032)    $ (100,871)
                                                  ========      =========     ==========     ==========
 Basic and diluted net loss per share
 ------------------------------------
 As reported .................................... $  (0.07)     $   (0.54)    $    (3.46)    $    (1.16)
 Pro forma ...................................... $  (0.10)     $   (0.61)    $    (3.52)    $    (1.66)

Advertising Costs

     The Company's advertising costs, which were immaterial for all periods presented, are expensed as incurred.

Derivatives

     The Company accounts for its derivatives in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June, 1998, and its amendments, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities," issued in June 1999 and June 2000, respectively. As a result, the Company recognizes its interest rate swap in the consolidated financial statements at fair value. Changes in the fair value of the interest rate swap are recognized in the Consolidated Statements of Operations. The net amounts paid or received and net amounts accrued through the end of the accounting period under the Company's interest rate swap were included in interest expense.

Reclassifications

     Amounts charged to income for the year ended December 31, 2000 related to the Company's loss on the early termination of a credit facility has been reclassified within the Consolidated Statements of Operations in accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, an amendment of FASB Statement No. 13, and Technical Corrections."

Recent Accounting Pronouncements

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. The Company implemented this statement, as required by SOP 90-7, as part of its fresh start reporting upon completion of the bankruptcy proceedings with no material impact on its consolidated financial statements.

     SFAS No. 145 was issued in April 2002. This statement, among other things, significantly limits the instances in which the extinguishment of debt may be treated as an extraordinary item in the statement of operations. This statement also requires reclassification of all prior period extraordinary items related to the extinguishment of debt. The Company implemented this statement, as required by SOP 90-7, as part of its fresh start reporting upon completion of the bankruptcy proceedings with no material impact on its consolidated financial statements.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is being applied to exit or disposal activities initiated upon the Company's emergence from the bankruptcy proceedings on October 29, 2002.

     SFAS No. 148 was issued in December 2002. This statement amends SFAS No.
123. The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The

Company continues to apply APB 25 recognition and measurement principles, but has complied with the new disclosure requirements of this statement. The adoption of this statement had no material impact on the consolidated financial statements.

3.  Chapter 11 Bankruptcy Proceedings

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

    On June 25, 2002, ITC/\DeltaCom filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Under the Bankruptcy Code, interest on the outstanding senior notes and convertible subordinated notes and the 8% annual dividends on the Series B-1 cumulative convertible preferred stock (the "Series B-1 preferred stock") and Series B-2 cumulative convertible preferred stock (the "Series B-2 preferred stock" and, together with the Series B-1 preferred stock, the "Series B preferred stock"), ceased to accrue during the Bankruptcy Proceedings.

    ITC/\DeltaCom's plan of reorganization was confirmed by the Bankruptcy Court on October 17, 2002 and became effective on October 29, 2002. Under the plan on the effective date:

    . All of ITC/\DeltaCom's outstanding senior notes having a total principal amount of $415 million, plus accrued and unpaid interest, were cancelled and the former holders of those notes received in exchange a total of 40,750,000 shares, or 81.5%, of the new common stock of the reorganized ITC/\DeltaCom.

    . All of ITC/\DeltaCom's outstanding convertible subordinated notes, having a total principal amount of $100 million, plus accrued and unpaid interest, were cancelled and the former holders of those notes received in exchange a total of 2,500,000 shares, or 5%, of the new common stock.

    . All of ITC/\DeltaCom's outstanding common stock, Series A convertible preferred stock and Series B redeemable convertible preferred stock, plus accrued and undistributed dividends, were cancelled and the former holders of those securities collectively received a total of 500,000 shares, or 1%, of the new common stock.

    . ITC/\DeltaCom issued and sold in a rights offering to holders of the old common stock and old preferred stock, for a total purchase price of $184,600, 1,846 shares of new 8% Series A convertible redeemable preferred stock of the reorganized ITC/\DeltaCom (the "new Series A preferred stock") and warrants to purchase approximately 6,276 shares of new common stock.

     . Investors, including members of the Company's management, collectively purchased in a private offering, for a purchase price of $29.6 million, 298,154 shares of the new Series A preferred stock, warrants to purchase approximately 1,013,724 shares of the new common stock and 1,000,000 shares of new common stock.

    The foregoing ownership percentages assume the conversion of the new Series A preferred stock into the new common stock as of the effective date.

    Reorganization items are composed of items of expense that were realized or incurred by ITC/\DeltaCom as a result of its reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items consisted of the following (in thousands):

     Professional fees and related expenses ..............   $   (14,074)
     Write-off of deferred financing fees ................        (8,849)
     Write-off of debt discounts. ........................           (88)
     Loss from write-down of assets ......................      (228,179)
     Gain from cancellation of debt ......................       311,982
                                                             -----------
                                                             $    60,792
                                                             ===========

     Professional fees and related expenses represent legal, financial advisory and other expenses directly related to the bankruptcy proceedings.

Fresh Start Reporting

     On October 30, 2002, the Company adopted fresh start reporting in accordance with the provisions of Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Fresh start reporting resulted in a new operating entity with assets and liabilities adjusted to fair value and beginning retained earnings set to zero. Under SFAS No. 141, "Business Combinations," fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction, other than a forced or liquidation sale. Pursuant SFAS No. 141, the Company used the purchase method of accounting to allocate its reorganization value to its net assets, with the excess recorded as goodwill on the basis of fair value estimates. The reorganization value was determined to be $555.6 million as of October 30, 2002 and was developed by an independent financial advisor, which applied the following three valuation methodologies:

     . Income approach. The income approach measures the present worth of anticipated future economic benefit, in terms of net income or net cash flow. The net income or cash flow is forecasted over an appropriate period and discounted using the appropriate discount rate.

     . Market approach. The market approach measures the estimated value of assets by compiling and analyzing data with respect to actual, purchase-and-sale market transactions for, and listings of, similar assets. Adjustments to the market values of the similar assets are made to compensate for differences in location, time of sale, profitability and physical characteristics between the subject assets and the similar assets, and to indicate a fair value for the subject assets.

     . Cost approach. The cost approach considers the cost of replacing an asset as an indicator of the asset's value, under the theory that a prudent investor would pay no more for an asset than the amount for which he could replace the asset new. In the cost approach, an estimate of replacement cost new ("RCN") is made. RCN represents the cost of current labor and materials necessary to construct or acquire a new asset of similar utility to the subject asset. "Similar utility" represents similar economic satisfaction and means that the new asset would be perceived by the investor or user as being equivalent to the subject asset. Normally, over time, an asset will become less than a perfect replacement for itself. In the case of buildings, for example, piecemeal construction results in the incorporation of excess walls and uneconomical space utilization. Therefore, adjustments are made to the RCN to represent losses in value resulting from physical deterioration and from functional and economic obsolescence.

Whether an approach was used and the extent to which an approach was relied upon depended on the nature of the asset, the context of the valuation and the quality and quantity of information available. General procedures used to perform the fair value analysis included the following:

          . Discussions with management and site engineers concerning the fixed assets, customers, company structure, strategy, technology and trade name;

          . Industry analysis specifically related to customer turnover, profitability, growth and other key variables relating to the valuation of the customer relationships, technology and trade name; and

         . Historical financial analysis of the Company to compare operating and financial data of the Company to the those of the industry.

     The Company's reorganization value represented the value of the reorganized consolidated entity. This value was viewed as the fair value of the Company's capital, comprising the value of long-term capital investment, including both long-term debt and equity, and the approximate amount a willing buyer would have paid for the Company's net assets immediately after the reorganization was completed. The calculated reorganization value was based upon a variety of estimates and assumptions about circumstances and events, not all of which have taken place to date. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the Company's control, including, but not limited to, the Company's ability to obtain and perform new contracts in a profitable manner.

     The effects of the plan of reorganization and the application of fresh start reporting on the Company's consolidated balance sheet as of October 29, 2002 are as follows (in thousands):

                                                                                              Fresh Start
                                                 Predecessor       Effects of Plan             Accounting         Successor
                                                   Company        Of Reorganization           Adjustments          Company
                                                   -------        -----------------           -----------          -------
Current assets:
   Cash and cash equivalents ................    $    19,210              $  29,554  (a)      $        --        $   48,764
   Accounts receivable, customer ............         53,387                     --                    --            53,387
   Accounts receivable, affiliates ..........          3,798                     --                    --             3,798
   Inventory ................................          4,481                     --                    --             4,481
   Prepaid expenses .........................          4,769                     --                    --             4,769
                                                 -----------              ---------           -----------        ----------
      Total current assets ..................         85,645                 29,554                    --           115,199
                                                 -----------              ---------           -----------        ----------
Property, plant and equipment, net ..........        611,036                     --              (198,782)  (h)     412,254
                                                 -----------              ---------           -----------        ----------
Other long-term assets:
   Intangible assets ........................         55,278                     --               (29,397)  (i)      25,881
   Other long-term assets ...................          2,284                     --                    --             2,284
                                                 -----------              ---------           -----------        ----------
      Total other long-term assets ..........         57,562                     --               (29,397)           28,165
                                                 -----------              ---------           -----------        ----------
      Total assets ..........................    $   754,243              $  29,554           $  (228,179)       $  555,618
                                                 ===========              =========           ===========        ==========

Current liabilities:
   Accounts payable - trade .................    $    37,513              $      --           $        --        $   37,513
   Accounts payable - construction ..........          4,031                     --                    --             4,031
   Accrued interest .........................          1,219                     --                    --             1,219
   Accrued compensation .....................          5,238                     --                    --             5,238
   Unearned revenue .........................         20,260                     --                    --            20,260
   Other accrued liabilities ................         19,006                     --                    --            19,006
   Current portion of long-term debt and
      capital lease obligations .............          4,238                     --                    --             4,238
                                                 -----------              ---------           -----------        ----------
      Total current liabilities .............         91,505                     --                    --            91,505
                                                 -----------              ---------           -----------        ----------
Long-term debt and capital lease
   obligations ..............................        200,109                     --                    --           200,109
                                                 -----------              ---------           -----------        ----------
Liabilities subject to compromise ...........        538,147               (538,147) (b)               --                --
                                                 -----------              ---------           -----------        ----------
Redeemable convertible preferred stock:
   Successor - preferred Series A ...........             --                 24,433  (a)               --            24,433
   Predecessor - preferred Series B-1 .......         26,708                (26,708) (c)               --                --
   Predecessor - preferred Series B-2 .......         36,983                (36,983) (c)               --                --
                                                 -----------              ---------           -----------        ----------
                                                      63,691                (39,258)                   --            24,433
                                                 -----------              ---------           -----------        ----------
Stockholders' equity (deficit):
   Predecessor - preferred Series A .........             15                    (15) (d)               --                --
   Predecessor - common stock ...............            624                   (624) (d)               --                --
   Successor - common stock .................             --                    447  (a)               --               447
                                                                                     (e)
   Additional paid in capital ...............        356,839               (119,837) (e)               --           237,002

                                                                                               Fresh Start
                                                  Predecessor       Effects of Plan             Accounting         Successor
                                                    Company        Of Reorganization           Adjustments          Company
                                                    -------        -----------------           -----------          -------
   Warrants ...................................       11,441                  (9,319)  (a)              --             2,122
                                                                                       (f)
   Deficit ....................................     (508,128)                736,307   (g)        (228,179)               --
                                                  ----------       -----------------           -----------        ----------
      Total stockholders' equity (deficit).....     (139,209)                606,959              (228,179)          239,571
                                                  ----------       -----------------           -----------        ----------
      Total liabilities and stockholders'
       equity .................................   $  754,243       $          29,554           $  (228,179)       $  555,618
                                                  ==========       =================           ===========        ==========

(a) Represents the purchase price of the new Series A preferred stock, net of issuance costs and value assigned to the warrants and common stock issued as part of the transaction.
(b) Represents the discharge of indebtedness in accordance with the plan of reorganization as follows (in thousands):

              Senior notes ...................................  $ 415,000
              Convertible subordinated notes .................    100,000
              Accrued interest ...............................     23,147
                                                                ---------
                Total ........................................  $ 538,147
                                                                =========

(c) Represents the cancellation of the Series B-1 preferred stock and Series B-2 preferred stock of the Predecessor Company in accordance with the plan of reorganization.
(d) Represents the cancellation of the Series A convertible preferred stock and common stock of the Predecessor Company in accordance with the plan of reorganization.
(e) Represents the issuance of the new common stock in accordance with the plan of reorganization.
(f) Represents the cancellation of the warrants of the Predecessor Company and the assignment of the value of the warrants to the Successor Company.
(g) Represents the elimination of historical accumulated deficit and adjusts stockholders' equity to reflect the fair value of the Successor Company's total equity.
(h) Represents an adjustment to property, plant and equipment to fair value and a write-off of previously-recorded accumulated depreciation.
(i) Represents the elimination of goodwill and other intangibles of the Predecessor Company.

4.  Property, Plant and Equipment

     Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2002 and 2001 were as follows (in thousands):

                                                   Successor      Predecessor
                                                 -------------   --------------
                                                      2002            2001
                                                 -------------   --------------
 Land .........................................  $       6,554   $        6,744
 Buildings and towers .........................         58,782          127,412
 Furniture, fixtures and office equipment .....         29,554           63,460
 Vehicles .....................................          1,968            6,166
 Fiber optic network ..........................         56,023          190,778
 Transmission equipment and electronics .......        269,929          568,716
                                                 -------------   --------------
                                                       422,810          963,276
 Less accumulated depreciation ................         (8,470)        (295,746)
                                                 -------------   --------------
                                                       414,340          667,530
 Assets under construction ....................          2,804           23,507
                                                 -------------   --------------
 Property, plant and equipment, net ...........  $     417,144   $      691,037
                                                 =============   ==============

     In accordance with the adoption of fresh start reporting (Note 3), the Company revalued its property, plant and equipment to estimated fair value at October 29, 2002. See Note 10 for a discussion related to the write-down of certain property, plant and equipment during the year ended December 31, 2001. Depreciation expense was $8.5 million, $105.0 million, $112.9 million and $80.2 million for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, respectively.

5.   Intangible Assets

     Intangible assets and the related accumulated amortization as of December 31, 2002 and 2001 were as follows (in thousands):


                                                            Successor         Predecessor
                                                            ---------         -----------
                                                               2002              2001
                                                          -------------      -------------
 Goodwill ...........................................     $          --      $      59,700
 Customer base ......................................            20,316              9,644
 Noncompete agreements ..............................                --                727
 Trademark ..........................................             5,564                 40
 Other ..............................................                --                431
                                                          -------------      -------------
                                                                 25,880             70,542
 Less accumulated amortization ......................              (427)           (14,596)
                                                          -------------      -------------
 Intangible assets, net .............................     $      25,453      $      55,946
                                                          =============      =============

     See Note 3 for a discussion of the write-down of intangible assets in 2002 related to the adoption of fresh start reporting. See Note 10 for a discussion related to the write-down of certain intangible assets during the year ended December 31, 2001. Amortization expense was $427,000, $700,000, $6.0 million and $6.2 million for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, respectively. Amortization expense for the next five years is estimated to be $2.5 million per year.

6.   Financing Obligations

Long-Term Debt

     Long-term debt at December 31, 2002 and 2001 consisted of the following (in thousands):


                                                                                     Successor          Predecessor
                                                                                     ---------          -----------
                                                                                       2002                2001
                                                                                       ----                ----
 11% Senior Notes due 2007 .....................................................   $            --      $     130,000
 8-7/8% Senior Notes due 2008, net of unamortized discount of $99 in 2001 ......                --            159,901
 9-3/4% Senior Notes due 2008 ..................................................                --            125,000
 4-1/2% Convertible Subordinated Notes due 2006 ................................                --            100,000
 Senior Secured Credit Facility ................................................           155,600            157,200
                                                                                   ---------------      -------------
                                                                                           155,600            672,101
 Less current maturities .......................................................            (1,600)            (1,600)
                                                                                   ---------------      -------------
 Long-term debt, net of current portion ........................................   $       154,000      $     670,501
                                                                                   ===============      =============


 Maturities of long-term debt at December 31, 2002 were as follows:

 2003 ......................................................   $         1,600
 2004 ......................................................             1,600
 2005 ......................................................            10,800
 2006 ......................................................           141,600
                                                               ---------------
                                                               $       155,600
                                                               ===============

   See Note 3 for information related to the cancellation of the senior notes and convertible subordinated notes under the Company's plan of reorganization.

Lease Obligations

     The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under noncancelable operating leases with original or remaining periods in excess of one year and maturities of capital lease obligations as of December 31, 2002 were as follows (in thousands):

                                                                     Operating            Capital
                                                                       Leases             Leases
                                                                   -------------      ------------
      2003 ...................................................     $      13,747      $      5,300
      2004 ...................................................            11,206            15,664
      2005 ...................................................             8,772            17,767
      2006 ...................................................             7,535            11,494
      2007 ...................................................             6,244             1,265
      Thereafter .............................................            12,955            12,500
                                                                   -------------      ------------
                                                                   $      60,459            63,990
                                                                   =============           (17,219)
 Less amounts representing interest ..........................                        ------------
 Present value of net minimum lease payments .................                              46,771
 Less current portion ........................................                              (1,103)
                                                                                      ------------
 Obligations under capital leases, net of current portion ....                        $     45,668
                                                                                      ============

     Rent expense charged to operations for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000 was $2.7 million, $13.5 million, $15.7 million and $13.0 million, respectively.

     The Company's assets under capital lease had a gross book value of $43.0 million and $54.4 million as of December 31, 2002 and 2001, respectively. Accumulated depreciation on these capital leases was $888,000 and $13.3 million at December 31, 2002 and 2001, respectively.

Other Long-term Liabilities

     In December 2002, the Company reached an agreement in principle with Nortel Networks to modify the Company's obligations under its existing agreement with Nortel Networks. The existing agreement provides for specified volume discounts if the Company purchases at least $250 million of equipment and services from Nortel Networks before a specified deadline, which has been extended to April 2003. The agreement in principle, once reflected in a new definitive agreement, will restructure the purchase commitment under the existing agreement and will specify that the Company will not be required to pay any penalty for purchasing less than $250 million under that agreement. The new definitive agreement would require the Company to pay $1 million quarterly beginning in 2003 for twelve quarters. As a result of these events, and based on the proposed terms for the new agreement, the Company recorded a long-term liability of $7.3 million and a short-term liability of $3.3 million in 2002. See Note 11 for more information.

Amended and Restated Senior Secured Credit Facility

     On October 29, 2002, the Company entered into a senior secured credit facility with Morgan Stanley Senior Funding, Inc. and other lenders which amended and restated the $156 million senior secured credit facility in effect since April 5, 2000. Under the amended credit agreement, interest per annum is payable on outstanding borrowings, at the Company's option, at a base rate plus a base rate margin, which is 1% less than the eurodollar rate margin, or at a eurodollar rate ("LIBOR") plus an applicable eurodollar rate margin, which is initially fixed at 4%. The Eurodollar rate margin will be adjusted quarterly and will vary with the Company's senior debt ratio, as defined in the credit agreement. Payments, excluding interest, on the outstanding principal amount of $156 million will be $400,000 quarterly through June 2005, $5 million in September 2005, December 2005 and March 2006 and $136.6 million on the facility termination date, which will occur no later than June 30, 2006. The new credit agreement requires the Company to maintain in a segregated account cash and cash equivalents in an amount of approximately $18.5 million for the twelve-month period following October 29, 2002, which may be reduced to $9.25 million for the succeeding six-month period. The amounts in the account may be applied solely to the payment of specified contingencies. The new credit agreement contains additional covenants, including a covenant that limits the ratio of the Company's senior debt to a specified measure of its earnings before interest, income taxes, depreciation, amortization and other items and a covenant that limits the maximum amount the Company may spend on capital expenditures in any year to a specified amount or, if greater, to an amount equal to the foregoing measure of earnings, as reduced by specified cash interest expense and other payments. The credit agreement also requires the Company to prepay outstanding principal balances from excess cash flows, as defined, and from the proceeds of specified types of transactions. The credit agreement is secured by the assets of Interstate FiberNet, Inc. and its subsidiaries.

     In connection with the completion of the senior secured credit facility in April 2000, the Company terminated its $50 million credit facility. In connection with the termination of the $50 million credit facility, the Company expensed $1.3 million of unamortized debt issuance costs, which is reflected in the accompanying Consolidated Statements of Operations as a component of loss from operations. No amounts were borrowed under the $50 million credit facility.

     The following discussion of the senior notes and the convertible subordinated notes, as defined below, relates to the balances at December 31, 2001, and to amounts outstanding during 2002 prior to filing the plan of reorganization. The senior notes and convertible subordinated notes were cancelled on October 29, 2002.

Notes Offerings

     On June 3, 1997, the Company completed the issuance of $200 million principal amount of 11% Senior Notes due 2007 (the "1997 Notes"). Interest on the 1997 Notes was payable semiannually on June 1 and December 1. On March 3, 1998, the Company completed the issuance of $160 million principal amount of 8-7/8% Senior Notes due 2008 at a price of 99.9% (the "March 1998 Notes") for an effective yield of 8.88%. Interest on the March 1998 Notes was payable semiannually on March 1 and September 1. On November 5, 1998, the Company completed the issuance of $125 million principal amount of 9-3/4% Senior Notes due 2008 (the "November 1998 Notes"). Interest on the November 1998 Notes was payable semiannually on May 15 and November 15. On May 12, 1999, the Company completed the issuance of $100 million principal amount of 4 1/2% Convertible Subordinated Notes due 2006 (the "1999 Notes"). Interest on the 1999 Notes was payable semiannually on May 15 and November 15.

     The 1997 Notes, the March 1998 Notes and the November 1998 Notes (collectively, the "Senior Notes") were general, unsubordinated and unsecured senior obligations of the Company. The Company's subsidiaries had no obligation to pay amounts due on the Senior Notes and did not guarantee the Senior Notes; therefore, the Senior Notes were effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. Any rights of the Company and its creditors, including holders of the Senior Notes, to participate in the assets of any subsidiary of the Company upon any liquidation or reorganization of any such subsidiary were subject to the prior claims of that subsidiary's creditors. The Senior Notes were subject to negative covenants that, among other things, restricted the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make distributions.

     The 1999 Notes were unsecured general obligations of the Company and were convertible into common stock any time after August 10, 1999 at a conversion price of $26.67 per share, subject to adjustment in specified events. The Company had the right to redeem the 1999 Notes or make the 1999 Notes nonconvertible under specified circumstances before May 17, 2002. No shares of common stock were issued upon conversion of the 1999 Notes before cancellation.

Interest Rate Swap Agreement

     Prior to 1997, the Company held a 36% ownership interest in, and was the managing partner of, Gulf States

FiberNet ("Gulf States"), a Georgia general partnership. In connection with the acquisition of the remaining 64% interest in Gulf States in March 1997, the Company refinanced Gulf States' outstanding indebtedness of approximately $41.6 million with a bridge facility (the "Bridge Facility"). The Bridge Facility, which bore interest at LIBOR plus 2.25%, matured on July 25, 1997, the date the proceeds from the Company's offering of the 1997 Notes were released. The Company did not retire a forward-starting interest rate swap agreement (the "Swap"), which swapped the variable interest rate with a fixed rate of 8.25%, held by Gulf States in connection with this refinancing. In 2002, the Company received a demand notice to terminate the Swap. The Company does not believe it is required to terminate the Swap based on the terms of the original agreement. The amount of interest that would have been payable through December 31, 2002 was $303,000. At December 31, 2002, the Swap had a notional amount of approximately $8.9 million. At December 31, 2002, the Company would have been required to pay approximately $610,000 to terminate the Swap. The Company made payments totaling approximately $0, $370,000, $622,000 and $404,000 during the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, respectively, in connection with the Swap, which are included in other (expense) income in the accompanying Consolidated Statements of Operations. The Swap expires in December 2003.

     Upon receipt of the proceeds from the March 1998 Notes, the Company ceased accounting for the Swap as a hedge of an anticipated transaction and began accounting for the Swap as a trading security. The Swap is marked to market at each balance sheet date and the related (loss) gain is included in other (expense) income. For the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, the Company recorded expense in the accompanying Consolidated Statements of Operations of approximately $0, $120,000, $632,000 and $426,000, respectively, related to the Swap.

Leases

     In August 2000, the Company amended an agreement with a significant provider of rights-of-way to replace future variable payments with specified future fixed payments annually through 2020 and to modify certain rights under the contract. The present value of the future payments, consisting of annual payments of $750,000 through 2015 and annual payments of $500,000 through 2020, is included in the accompanying Consolidated Balance Sheets as a capital lease obligation in the amount of approximately $10.0 million. In the event of a change in control of the Company, as defined in the amended agreement, the future annual payment obligations of the Company will terminate and the Company will be required to pay any remaining present value of the $750,000 annual payment obligation and a one-time payment ranging from $12 million in 2002 to $20 million in 2005 and thereafter during the term of the agreement (Note 11). Upon expiration in 2020, this agreement is renewable for up to two ten-year terms.

     In December 2000, the Company obtained a $40 million capital lease facility. The facility has been used to finance equipment for expansion of the Company's network. The initial funding of the facility, which occurred in December 2000, was for approximately $28.5 million. The Company funded an additional $10.5 million of equipment in 2001 under this facility. Each funding under the facility has a five-year term.

     On the effective date of the plan of reorganization, the Company entered into an amendment to its existing capital lease facilities to defer until September 2005 through June 2006 approximately $9.9 million in principal payments that would otherwise become due and payable during 2003. The amendment provides that the Company generally will pay interest only on the existing balance of the capital leases during 2003 and resume principal and interest payments in 2004.

     The Company is subject to restrictions under its $156 million senior secured credit facility and under its capital lease facilities. These restrictions affect and, in some cases, significantly limit or prohibit, among other things, the Company's ability to incur additional indebtedness. In order to incur additional indebtedness under the foregoing agreements, the Company must meet minimum specified leverage and interest coverage ratios based on its operating cash flow.

7.   Income Taxes

     Details of the income tax (benefit) expense for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000 are as follows (in thousands):

                                                                                           Year Ended December 31,
                                          October 30, 2002 to    January 1, 2002 to        ------------------------
                                           December 31, 2002      October 29, 2002          2001              2000
                                           -----------------      ----------------      ------------      -----------
     Current:
          Federal .......................    $          0          $          0         $          0      $         0
          State .........................               0                     0                    0                0
                                             ------------          ------------         ------------      -----------
               Total current ............               0                     0                    0                0
                                             ------------          ------------         ------------      -----------
     Deferred:
          Federal .......................          (4,490)              (28,416)             (51,428)         (24,335)
          State .........................            (528)               (3,343)              (6,050)          (2,352)
     Increase in valuation allowance ....           5,018                31,759               57,478           26,175
                                             ------------          ------------         ------------      -----------
               Total deferred ...........               0                     0                    0             (512)
                                             ------------          ------------         ------------      ------------
               Total (benefit) expense ..    $          0          $          0         $          0      $      (512)
                                             ============          ============         ============      ============

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2002 and 2001 are as follows (in thousands):


                                                                     Successor         Predecessor
                                                                        2002              2001
                                                                  --------------    ---------------
     Deferred tax assets:
          Net operating loss carryforwards ....................  $        68,708    $       150,484
          Alternative minimum tax credit carryforward .........                0                350
          Interest rate swap ..................................              809                855
          Other ...............................................            2,237              2,216
                                                                 ---------------    ---------------
                                                                          71,754            153,905
                                                                 ---------------    ---------------
     Deferred tax liabilities:
          Property ............................................          (41,388)           (38,690)
          Other ...............................................             (900)              (375)
                                                                 ---------------   ----------------
                                                                         (42,288)           (39,065)
                                                                 ---------------   ----------------
     Net deferred tax assets ..................................           29,466            114,840
     Valuation allowance ......................................          (29,466)          (114,840)
                                                                 ---------------   ----------------

     Net deferred tax liabilities .............................  $             0   $              0
                                                                 ===============   ================

     The Company estimates that the Predecessor Company will have generated tax loss carryforwards consisting of federal and state losses of approximately $444.1 million and $487.0 million, respectively. The carryforwards expire primarily in the years 2018 through 2022. Because the Company is unable to conclude that it is more likely than not that it will be able to realize the benefit of its deferred tax assets, it has provided a valuation allowance against the net amount of such assets at each balance sheet date. Additionally, certain carryforwards have been reduced upon emergence from bankruptcy due to the rules and regulations in the Internal Revenue Code related to the cancellation of indebtedness income that is excluded from taxable income. These adjustments are included in the net operating loss values detailed above. Because the Company's plan of reorganization provided for substantial changes in the Company's ownership, there are annual limitations on the amount of federal and certain of the state carryforwards which the Company may be able to utilize on its income tax returns. This annual limitation is an amount equal to the value of the stock of the Company immediately before the ownership change adjusted to reflect the increase in value of the Company resulting from the cancellation of creditors' claims, multiplied by a federally-mandated long-term, tax-exempt rate. The annual limitation is currently estimated to be approximately $11.3 million. The annual limitation may be increased by certain transactions which result in recognition of "built-in" gains, which are unrecognized gains existing as of the date the Company emerged from bankruptcy. In addition, because the Company's plan of reorganization provided for a write-down in the book value of its assets and substantial changes in the Company's ownership, there may be limitations on the amount of income tax depreciation expense that the Company will be able to deduct on its income tax returns. These limitations will last for five years and are determined on an asset-by-asset basis.

     The Company estimates that the Successor Company will have generated tax loss carryforwards consisting of federal and state loss carryforwards of $13.2 million, which expire at various dates through 2022. The carryforwards are available for reduction of future income tax liabilities of the Company and its subsidiaries, and should not be subject to the annual limitations mentioned above for financial statement purposes. Because the Company is unable to conclude that it is more likely than not that it will be able to realize the benefit of its deferred tax assets, it has provided a valuation allowance against the net amount of such assets at December 31, 2002. The Company's reorganization has resulted in a significantly modified capital structure requiring the Company to apply fresh start accounting under SOP 90-7. Under fresh start accounting, reversals of valuation reserves recorded against deferred tax assets that existed as of the emergence date will first reduce any excess reorganization value until exhausted, then will reduce other intangibles until exhausted and, thereafter, will be reported as additional paid-in capital.

     The Company realized the benefit of non-qualified stock compensation expense for tax purposes in excess of stock compensation expense for book purposes of approximately $2.3 million and $9.0 million for the years ended December 31, 2001 and 2000, respectively. No benefits were realized in the period from October 30, 2002 to December 31, 2002 or from January 1, 2002 to October 29, 2002. These amounts have been credited directly against additional paid-in capital, net of a full valuation allowance.

     A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

                                                   October 30, 2002 to    January 1, 2002 to
                                                    December 31, 2002      October 29, 2002      2001        2000
                                                    -----------------      ----------------      ----        ----
     Federal statutory rate ......................    (34)%                   (34)%              (34)%       (34)%
     State income taxes, net of federal benefit ..     (4)                     (4)                (4)         (3)
     Permanent differences .......................     14                     (74)                11          (1)
     Increase in valuation allowance .............     24                     112                 27          37
                                                    -----                  ------               ----        ----
     Effective income tax rate ...................      0 %                     0 %                0 %        (1)%
                                                    =====                  ======               ====        ====

8.   Convertible Redeemable Preferred Stock

     On the October 29, 2002 effective date of the plan of reorganization, the Company issued 300,000 shares of new Series A preferred stock with a redemption value of $30.0 million, yielding proceeds, net of issuance costs, to the Company of approximately $29.6 million. The new Series A preferred stock has a liquidation preference over the new common stock equal to the greater of $100 per share plus accrued and unpaid dividends or the amount that would have been received with respect to the shares of common stock issuable upon conversion of the shares of new Series A preferred stock, if such shares had been converted immediately before the liquidation event. Each share of new Series A preferred stock accrues dividends, payable quarterly when and if declared by the board of directors, equal to the greater of (1) 8% of the sum of the liquidation preference of $100 per share plus accrued and unpaid dividends from prior dividend periods or (2) dividends that would have accrued with respect to that share on an as-converted basis as a result of any dividend declared on the new common stock during the applicable quarterly dividend period. Dividends on the new Series A preferred stock at the 8% annual rate are payable, at the Company's option, in shares of new Series A preferred stock or cash. The new Series A preferred stock will be redeemable in cash at the Company's option beginning three years after the issue date and will be subject to mandatory redemption in cash ten years after the issue date. The redemption price per share will be equal to the liquidation preference of $100 per share plus accrued and unpaid dividends. The new Series A preferred stock is convertible into new common stock at any time at a conversion price initially equal to $5.7143 per share of new common stock. As of the date of issue, the new Series A preferred stock was convertible into a total of 5,250,000 shares of new common stock. The conversion price is subject to antidilution adjustments in specified circumstances. The difference between the redemption value and the recorded value of the Series A preferred stock recorded in the financial statements is being accreted over a ten-year period from the date of issuance. During the period from October 30, 2002 to December 31, 2002, the Company accreted $93,000 of value to the new Series A preferred stock as a result of this difference.

     In connection with the issuance of the new Series A preferred stock, the Company issued 1,000,000 shares of new common stock and warrants to purchase new common stock at a ratio of 3.40 warrants for each share of new Series A preferred stock. The warrants have a five-year term. Each warrant is initially exercisable for one share of common stock at an exercise price of $5.114 per share. The warrant exercise is subject to antidilution adjustments in specified circumstances. As of the date of issue, the warrants were exercisable for a total of 1,020,000 shares of new common stock. The Company estimated the fair value of the new Series A preferred stock, new common stock and warrants in accordance with EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments." The total fair value of the new common stock and warrants issued was computed as approximately $3.0 million and $2.1 million, respectively, which was allocated from the original $29.6 million of net proceeds from the new Series A preferred stock. The Company computed the value of the warrants using the Black-Scholes pricing model.

     Upon the effective date of the plan of reorganization, all shares of the Company's Series B-1 preferred stock and B-2 preferred stock were cancelled.

     The new Series A preferred stock accrued $421,000 of dividends during 2002, none of which became due and payable in 2002. From January 1, 2002 to October 29, 2002, the Company paid dividends in-kind on the Series B-1 preferred stock and Series B-2 preferred stock of $1.2 million and $1.6 million, respectively. The Series B-1 preferred stock accrued $1.3 million of dividends during 2001, which were paid in-kind in October 2001 and January 2002. The Series B-2 preferred stock accrued $1.0 million of dividends during 2001, which were paid in-kind in January 2002.

9.   Other Equity Interests

Effects of Plan of Reorganization

     Before the Company's reorganization, it had the following equity interests outstanding:

         . 1,480,771 shares of Series A Convertible Preferred Stock (the "old Series A preferred stock");

         .  62,364,768 shares of common stock (the "old common stock"); and

         . options to purchase 13,704,758 shares of common stock issued under various stock option plans (the "old option plans").

     On October 29, 2002, the effective date of the plan of reorganization, the Company's old Series A preferred stock, old common stock and all options granted under its old stock option plans were cancelled.

New Common Stock

     The authorized common stock consists of 250,000,000 shares, $0.01 par value (the "new common stock"), of which 44,750,000 were issued and outstanding at December 31, 2002. Of such shares, the Company issued 43,750,000 shares under its plan of reorganization and 1,000,000 shares to purchasers of its new Series A preferred stock.

ITC/\DeltaCom, Inc. Stock Incentive Plan

     Before its reorganization, the Company maintained several stock option plans for its employees and directors. Under the Company's plan of reorganization, each of these plans was terminated as of October 29, 2002, the effective date of the plan. In connection with the Company's reorganization, its board of directors adopted the ITC/\DeltaCom, Inc. Stock Incentive Plan, effective October 29, 2002 (the "new stock incentive plan"). Under the new stock incentive plan, the Company may issue up to 4,700,000 shares of common stock, of which up to 200,000 shares may be issued pursuant to awards of unrestricted common stock, up to 1,000,000 shares may be issued pursuant to awards of restricted stock or restricted stock units and up to 3,500,000 shares may be issued pursuant to the exercise of options.

     On November 20, 2002, in accordance with the Company's plan of reorganization, the Company granted options to purchase 2,000,000 shares of its common stock to its employees, including its executive officers, with exercise prices of $5.28 per share for one-third of the shares subject to such options, $6.08 per share for one-third of the shares subject to such options and $6.86 per share for one-third of the shares subject to such options. These stock options are vested as to one-third of the shares subject to the award as of the grant date and will vest as to an additional one-third of the shares subject to the award on each of the first and second anniversaries of the grant date. On November 20, 2002, the Company granted to the same participants, options to purchase an additional 1,000,000 shares of its common stock with an exercise price of $2.60 per share, the fair market value as of the grant date. These stock options will vest as to one-half of the shares subject to the award on the second anniversary of the grant date and will vest as to one-quarter of the shares subject to the award on each of the third and fourth anniversaries of the grant date. The Company also granted options to purchase 10,000 shares to each of its six non-employee directors, with an exercise price of $2.60 per share. These stock options will vest according to the same schedule as the options for 1,000,000 shares granted on the same date.

     On November 20, 2002, in accordance with its plan of reorganization, the Company granted to its executive officers restricted stock units for a total of 1,000,000 shares of its common stock. These stock units vest as to one-third of the shares subject to the award as of the grant date and will vest as to an additional one-third of the shares subject to the award on each of the first and second anniversaries of the grant date. Compensation expense in the amount of $883,000 related to the grant of these stock units was charged to income for the period from October 30, 2002 to December 31, 2002. The remaining expense of $1.8 million will be recognized ratably over the subsequent eight quarters.

     On January 13, 2003, the Company awarded 98,300 shares of unrestricted common stock to non-management employees of the Company that were employees of the Company during the Company's reorganization process. Compensation expense in the amount of $257,000 related to these awards was charged to income for the period from October 30, 2002 to December 31, 2002.

     The compensation committee will determine who will be granted stock options under the plan, when and how the stock options will be granted, and the type and terms of the stock options granted, including the exercise period and the number of shares subject to the stock option. The Company intends each option it grants under the stock incentive plan to be a nonqualified stock option for income tax purposes, unless it specifically designates the option as an "incentive stock option" under Section 422 of the Internal Revenue Code. All of the stock options the Company granted on November 20, 2002 are nonqualified stock options. The maximum number of shares of common stock subject to options that may be awarded under the stock incentive plan to any person is 500,000 shares per year.

     The option price for any option granted other than in accordance with the Company's plan of reorganization may not be less than 100% of the fair market value of the stock covered by the option on the date of grant, except that, in the case of an incentive stock option, the option price may not be less than 110% of such fair market value if the optionee is the beneficial owner of 10% or more of the Company's voting capital stock. In any case, the option price may not be less than the par value of the stock.

Statement of Financial Accounting Standards No. 123

     The Company accounts for its stock based compensation plans under APB No. 25 under which no compensation cost is recognized for options granted with a per share exercise price equal to the fair market value of the Company's common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of all options to purchase shares of common stock granted to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions:

                                      Successor                   Predecessor
                                   --------------  ---------------------------------------
                                   October 30, to  January 1, to         Year Ended
                                    December 31,    October 29,         December 31,
                                        2002            2002          2001         2000
                                   --------------  -------------   ----------  -----------
     Risk-free interest rate ....         3.13%           4.35%         4.38%        6.20%
     Expected dividend yield ....            0%              0%            0%           0%
     Expected lives .............    Five years      Five years    Five years  Seven years
     Expected volatility ........        84.93%         196.97%        97.72%      190.90%


     The weighted-average fair value of options granted under the Company's stock options plans during the period from the October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and during the years ended December 31, 2001 and 2000 was $1.53, $0.49, $2.96 and $23.16 per share, respectively. The total fair value of options for common stock granted to employees of the Company during the period from October 30, 2002 to December 31, 2002 was computed as approximately $4.6 million, of which the portion related to the grant of 2,000,000 options would be amortized on a pro forma basis over the two-year vesting period of those options and the portion related to the grant of 1,060,000 options would be amortized on a pro forma basis over the four-year vesting period of those options. The total fair value of options for common stock granted to employees of the Company during the period from January 1, 2002 to October 29, 2002, and during the years ended December 31, 2001 and 2000 was computed as approximately $985,000, $5.2 million and $81.9 million, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options. If the Company had accounted for these options in accordance with SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss for the period from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000 would have increased as follows:

                                                    Successor                    Predecessor
                                                  -------------  -------------------------------------------
                                                  October 30 to   January 1 to           Year Ended
                                                   December 31,    October 29,          December 31,
Net loss (in thousands)                                2002           2002           2001           2000
-----------------------                           -------------    ------------   -----------   ------------
 As reported ....................................  $     (3,210)   $   (33,476)   $  (215,644)  $    (70,875)
 Add: total stock based employee
    compensation expense included in net loss ...         1,140             --             --             --
 Less: total stock based employee
    compensation expense determined under
    fair value based method for all awards ......        (2,340)        (4,475)        (3,388)       (29,996)
                                                   ------------    -----------   ------------   ------------
 Pro forma ......................................  $     (4,410)   $   (37,951)  $   (219,032)  $   (100,871)
                                                   ============    ===========   ============   ============
 Basic and diluted net loss per share
 ------------------------------------
 As reported ....................................  $      (0.07)   $     (0.54)  $      (3.46)  $      (1.16)
 Pro forma ......................................  $      (0.10)   $     (0.61)  $      (3.52)  $      (1.66)

     A summary of the status of options issued under the Successor Company and Predecessor Company's plans for the periods indicated is as follows:

                                                              Weighted Average
                                                               Exercise Price
                                               Shares            Per Option
                                               ------            ----------

 Predecessor Company:
 Outstanding at December 31, 2000 .....      11,610,318           $  12.81
      Granted .........................       5,750,022               4.28
      Exercised .......................        (747,971)              1.70
      Forfeited .......................      (3,577,725)             22.56
                                             ----------
 Outstanding at December 31, 2001 .....      13,034,644               7.02
      Granted .........................       2,425,205               0.48
      Exercised .......................              --                 --
      Forfeited .......................      (1,755,091)              5.57

                                                                            Weighted Average
                                                                             Exercise Price
                                                               Shares           Per Option
                                                               ------           ----------
Predecessor Company:
       Cancellation of stock options in connection
         with the plan of reorganization ..............     (13,704,758)             5.57
                                                            -----------
 Successor Company:
 Outstanding at October 30, 2002 ......................              --                --
      Granted .........................................       3,060,000              4.89
      Exercised .......................................              --                --
      Forfeited .......................................              --                --
                                                            -----------
 Outstanding at December 31, 2002 .....................       3,060,000              4.89
                                                            ===========

     The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date at December 31, 2002:

                          Outstanding     Weighted Average                       Exercisable
      Range of               as of            Remaining      Weighted Average       as of       Weighted Average
   Exercise Prices       Dec. 31, 2002    Contractual Life    Exercise Price    Dec. 31, 2002    Exercise Price
---------------------    -------------    ----------------    --------------    -------------    --------------
      $ 2.60 - $ 2.60        1,060,000                 9.8    $         2.60               --    $           --
      $ 5.28 - $ 6.86        2,000,000                 9.8    $         6.07          666,667    $          5.28

     At December 31, 2002, options to purchase 666,667 shares of the Company's common stock with a weighted-average exercise price of $5.28 per share were exercisable by employees of the Company.

     At December 31, 2002, options to purchase 440,000 shares remained available for grant under the Company's stock incentive plan.

10.  Restructuring and Special Charges

     In September 2001, the Company announced changes to its business plan and other actions intended to reduce its operating expenses through a 20% reduction in its workforce and to reduce non-personnel operating expenses and planned capital expenditures. As a result of this restructuring, the Company in September 2001 recorded $4.8 million in restructuring costs, which were included as components of selling, operations and administration expenses. Restructuring charges included the Company's estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The restructuring charges also included estimates of office space lease commitments where the Company closed offices, net of any sublease rentals, and other exit costs. In connection with the restructuring, the Company closed an administrative office, retail services offices and an e/\deltacom office. Restructuring costs were accrued in accordance with EITF 94-3, "Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company terminated some employees in certain departments and did not specifically identify the termination of an entire function or department.

     In connection with the foregoing restructuring, the Company recorded impairment charges of $74.4 million related to net book value of property and equipment removed from service less expected salvage totaling $1.8 million, $21.2 million of impaired assets relating to the e/\deltacom data center, and $51.4 million of intangible assets consisting of goodwill and customer lists related to e/\deltacom, the AvData Systems network solutions business and IT Group Communications. These impairment charges are recorded as special charges in the accompanying Consolidated Statement of Operations for the year ended December 31, 2001. The impairment of property and equipment removed from service relates to assets that the Company no longer plans to use as a result of its restructuring. Based on market conditions and operating results of e/\deltacom, the Company tested its e/\deltacom assets for impairment. The Company determined that an impairment existed and wrote the related assets down to estimated fair value. The Company wrotedown goodwill of $23.9 million related to e/\deltacom and $21 million of e/\deltacom property and equipment. Fair value was determined based on estimates of market values for comparable properties.

     Based on the Company's forecast for its AvData Systems network solutions business and the expected operating results from customers acquired in the acquisition of IT Group Communications in 1998, the Company tested the related assets for impairment in 2001. The Company determined that an impairment existed and expensed $24.4 million of goodwill and $1.6 million of customer base assets related to the AvData Systems network solutions business and $1.6 million of customer base assets related to former customers of IT Group Communications during the year ended December 31, 2001. These charges are reflected in the table below under "Retail Services."

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

     The following table summarizes restructuring and special charges the Company recorded in connection with the September 2001 restructuring (in thousands):

                                                         Broadband
                                                         Transport
                                                         Services      Retail Services    e/\deltacom       Total
                                                         ---------     ---------------    -----------    ----------
Cost of services:
Inventory write-down ................................    $       -     $         1,663    $         -    $    1,663
Selling, general and administration:
  Restructuring charges:
     Employee severance .............................          120               2,048          1,638         3,806
     Office space leases ............................            -               1,114             88         1,202
     Other exit costs ...............................            -                  54              -            54
  Bad debts .........................................            -                 809            392         1,201
Special charges:
  Impaired property and equipment ...................           55               1,793         21,174        23,022
  Impaired goodwill and other
      intangible assets .............................            -              27,565         23,850        51,415
                                                         ---------     ---------------    -----------    ----------
Total ...............................................    $     175     $        35,046    $    47,142    $   82,363
                                                         =========     ===============     ==========    ==========

     In April and September 2002, the Company further restructured its operations to implement additional reductions to its workforce, non-personnel operating expenses and planned capital expenditures. As a result of these restructurings, the Company recorded restructuring costs of approximately $1.8 million in April 2002, related to its data center operations, and of approximately $943,000 in September 2002, primarily related to its retail services, which were included as components of selling, operations and administrative expenses. Restructuring charges included the Company's estimate of employee severance and related costs for employees terminated and office lease termination costs. The restructuring charges also included estimates of termination payments for cancelled service contracts. Restructuring costs were accrued in accordance with EITF 94-3. The Company also recorded impairment charges of approximately $223,000 in April 2002 that related to the net book value, less expected salvage value, of software removed from service from in its data center. The impairment of software relates to software that the Company no longer plans to use as a result of its April 2002 restructuring. In April 2002, the Company terminated more than 40 employees from its e/\deltacom business, which forms a part of its retail services business. In September 2002, the Company terminated eight employees from its broadband transport business and approximately ten employees from its retail services business. The Company did not specifically identify the termination of an entire function or department in either restructuring.

     Following is a summary by segment of the restructuring and impairment charges that were recorded in 2002 (in thousands):

                                           Retail Services        Broadband Transport Services         Total
                                           ---------------        ----------------------------         -----
  Employee severance ....................          $ 2,107                               $  73         $ 2,180
  Office space leases ...................              297                                  --             297
  Contract termination costs ............              308                                  --             308
  Write-off of assets ...................              223                                  --             223
                                                   -------                               -----         -------
     Total ..............................          $ 2,935                               $  73         $ 3,008
                                                   =======                               =====         =======

     The following table reflects activity associated with accrued restructuring costs from January 1, 2002 through December 31, 2002, which are recorded in accrued liabilities (in thousands):

                                           Predecessor Company                                         Successor Company
                                                Balance at                                                 Balance at
                                           December 31, 2001       Accruals     Write-offs/Payments    December 31, 2002
                                           -----------------       --------     -------------------    -----------------
Restructuring charges:
   Employee severance ...................            $   216        $ 2,361                $  2,545               $   32
   Office space leases ..................              1,067            297                     667                  697
   Contract termination costs ...........                 --            308                     308                   --
                                                     -------        -------                --------               ------
Total ...................................            $ 1,283        $ 2,966                $  3,520               $  729
                                                     =======        =======                ========               ======

The accrual for contract termination costs of $308,000 reflects a reduction of $152,000 from the original accrual of $460,000 resulting from successful negotiations to reduce the amounts owed. Management expects to use the remaining restructuring accruals during 2003 as additional payments are made under the terms of employee severance and office space lease agreements.

11. Commitments and Contingencies

Purchase Commitments

     At December 31, 2002, the Company had entered into agreements with vendors to purchase approximately $2.6 million of equipment during 2003 related to the improvement and installation of switches, other network equipment and certain services.

     In November 2000, the Company entered into a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if the Company purchases at least $250 million of equipment and services from Nortel Networks before a deadline that has been extended to April 2003. If the Company purchases less than $250 million of equipment and services, the agreement provides that the Company will be required to pay to Nortel a portion of the difference between the commitment and the amount actually purchased. Based on the Company's actual and forecasted purchases under the agreement, it may be required to pay Nortel Networks approximately $3.5 million to $3.8 million in the first quarter of 2003. In addition, Nortel Networks has deployed approximately $6.6 million of equipment under terms providing that payment is due when the Company places the deployed equipment into service. Based on its current schedule for placing this equipment into service, the Company may be required to pay $6.6 million in the first quarter of 2003, depending on its need for capacity. Under other terms of this agreement, the Company is required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003. The Company has reached an agreement in principle with Nortel Networks to modify the Company's obligations under the existing agreement. If the agreement in principle is reflected in a new definitive agreement executed by the Company and Nortel Networks, the Company expects that it will not be required to make the estimated $3.5 million to $3.8 million payment described above, that it will be able to use approximately $4 million in accumulated vendor credits to reduce to approximately $12 million its estimated remaining payment obligations of approximately $16 million under the existing agreement, and that it will be obligated to make equipment-related payments to Nortel Networks of $1 million quarterly from the first quarter of 2003 through the fourth quarter of 2005. As a result of the agreement in principle, the Company recorded other long-term liabilities totaling approximately $10.6 million in the accompanying Consolidated Balance Sheets at December 31, 2002 (Note 6).

Surety bonds

     Some of the Company's customers, especially government entities, require that the Company obtain surety bonds as a condition to its provision of service to them. In February 2002, because of the Company's financial condition, its surety cancelled all outstanding surety bonds that contained cancellation clauses. At the time the surety bonds were cancelled, the Company's surety bond portfolio had a face value of approximately $1.9 million in outstanding obligations, of which approximately $1.2 million were cancelled. The surety cancelled an additional $405,000 of bonds during 2002 by not renewing the bonds. As of December 31, 2002, none of the cancelled bonds had been replaced. The remaining bonds, valued at $282,000, are noncancellable, unless the Company no longer needs them or does not perform its obligations under the bonds. The surety also refuses to underwrite any new surety bonds unless the Company provides 100% collateral for such bonds. The Company is actively working with the existing obligees of the bonds to provide the security they require, and another surety has offered to underwrite new bonds or replace cancelled bonds for the Company if the Company provides 100% collateral for each bond. The Company's inability to provide surety bonds to replace the cancelled surety bonds or issue new surety bonds will have an adverse impact on its ability to provide service to some customers, especially government entities or other entities that generally require surety bonds. In addition, the requirement to provide 100% collateral for any bond issued may have an adverse impact on the funds available for capital expenditures if the Company chooses to purchase the surety bond and provide the collateral. To maintain the Company's existing surety obligations would require approximately $1.6 million of available funds and, depending on the perception of the Company's financial condition, could increase the demand on the Company of additional surety bonds and therefore further restrict the Company's available funds. The Company's amended credit facility allows the Company to issue up to $2 million in bonds and other security to various entities. The amount allowable for bonds and other security interests may be increased by up to $3 million, for a total of $5 million, if the Company prepays principal amounts, in increments of $500,000 plus accrued and unpaid interest on such amounts, owing under the senior secured credit facility.

Legal Proceedings

     In the normal course of business, the Company is subject to various litigation. In management's opinion, there are no legal proceedings, other than those described below, pending against the Company that could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

BellSouth Deposit Contingency

     The Company depends on BellSouth for the provision of wholesale telecommunications services under its interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. As previously reported, BellSouth requested by letter dated March 8, 2002 that the Company provide a $10 million security deposit by March 29, 2002 in connection with BellSouth's provision of services to the Company. On March 28, 2002, the Company filed a petition for declaratory judgment in Georgia state court seeking a ruling from the court that, based upon the terms of the Company's interconnection agreements with BellSouth, BellSouth may not require the Company to place a $10 million deposit with BellSouth as security for future payment for services to be rendered to the Company by BellSouth. BellSouth responded to the Company's petition by seeking to have the matter heard before the Georgia Public Service Commission, rather than in Georgia state court. BellSouth filed a petition with the Georgia Public Service Commission seeking a determination that the Company should be required to place a security deposit of approximately $17 million with BellSouth. BellSouth has subsequently withdrawn this petition. The Company is contesting both the requirement for, and the amount of, the requested deposit. Based on the Company's payment history with BellSouth, including the fact that BellSouth received all payments due from the Company during its reorganization process, the Company's strengthened liquidity position as a result of its reorganization, and other relevant factors, the Company does not believe BellSouth is entitled to any amount of the deposit it seeks. If it is determined that BellSouth were authorized to require a substantial deposit, the Company's cash reserves may be insufficient to fund the deposit, which could have a material adverse effect on the Company's ability to provide services to its customers.

BellSouth Interconnection Agreement

     The Company's interconnection agreements with BellSouth expire in June 2003. The Company is currently arbitrating the rates and terms of new agreements with BellSouth. The Company will continue to operate under terms of the existing agreements until new agreements are reached. The Company is unable to determine the impact, if any, these arbitration proceedings will have on its results of operations and financial condition.

Proceedings Affecting Rights-of-Way

     A portion of the Company's network runs through fiber optic cables owned by Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several landowners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. The Company became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi has directed the Company not to use that portion of its fiber optic network located on Mississippi Power Company's rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. The Company has rerouted all of the circuits on the affected portion of its network so that it may continue to provide services to its customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit the Company's use, the Company believes its potential liability for damages may be limited to the value of a permanent easement for that use. The Company cannot provide assurances in this respect, however, since the landowners are seeking damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power Company's rights-of-way in Jasper County and punitive damages for the Company's use of the route. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

     The Company initiated civil suits in August 2001 and May 2002 in the U.S. District Court for the Southern District of Mississippi in which it seeks a declaratory judgment confirming its continued use of cables in Mississippi Power Company's rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company and the Company seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although the Company has resolved the issue of its use of the rights-of-way with some of the defendants, the Company cannot provide assurance that it will be successful in either of these proceedings. The August 2001 proceeding was consolidated with another pending civil suit in the U.S. District Court for the Southern District of Mississippi, in which the Company was made a defendant, initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company's allowance of third parties to use its rights-of-way for telecommunications purposes. Recently, both civil suits were dismissed by the Court. The order of dismissal in the civil action involving the 37 parcels of land has been appealed to the United States Court of Appeals for the Fifth Circuit. The Company intends to seek reconsideration of the order of dismissal in the civil action involving the 63 parcels of land. The Company cannot reasonably estimate the amount of any potential loss that may result from these proceedings.

     The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis, among others, that there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court has permitted the plaintiffs to amend their complaint to allege additional facts regarding the use of the rights-of-way to support the landowners' contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

     The Company uses rights-of-way of Georgia Power Company in Georgia for a portion of its network. In July 2001, a suit filed in the Superior Court of Decatur County, Georgia by a group seeking compensatory and punitive damages and claiming to represent a class of landowners alleged that Georgia Power and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. The Company was made a party to the suit in January 2002. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

     In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company has obtained use of rights-of-way for its fiber optic telecommunications network. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. In December 2001, the Company filed for summary judgment and, subsequently, the defendants have filed a motion for summary judgment, but the court has not ruled on these motions. The defendants also have filed a counterclaim requesting, among other items, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. The Company cannot reasonably estimate the amount of any potential loss if the defendants' counterclaim is successful or if the court rules that we are not entitled to some or all of the rights to indemnification we are seeking.

     In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi against Mississippi Power Company and the Company by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for accounting. The plaintiffs are joint owners of a single parcel of property located in Lamar County, Mississippi. Both plaintiffs were also defendants in the civil action filed by the Company against the owners of 37 parcels of land as described above. The plaintiffs have not specified a particular dollar amount they are seeking in damages. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

     In April and May 2002, 190 lawsuits were filed and, in October and December 2002, 30 lawsuits were filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, the Company and WorldCom, Inc. d/b/a MCI Group. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that WorldCom and/or the Company have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by WorldCom and the Company of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs' costs to prosecute the action. Mississippi Power Company, WorldCom and the Company have denied all of the plaintiffs' allegations. These actions are substantially similar to the other actions that the Company is defending in state and federal courts in Mississippi. Of the 190 lawsuits, the Company believes only approximately 11 involve parcels of land across which the optical fiber of Mississippi Power Company runs are used by the Company in the provision of telecommunications services. On August 5, 2002, Mississippi Power Company removed all actions involving WorldCom's use of Mississippi Power Company's rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss that may result from these proceedings.

     On April 19, 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi against Mississippi Power Company, Southern Company Services and the Company. The plaintiff seeks to permanently enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff's property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company and Southern Company regarding the use of the fiber optic cable on the rights-of-way across the plaintiff's property, proof that the use of the rights-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the rights-of-way, punitive damages of $1 million, and costs and expenses. Mississippi Power Company, Southern Company and the Company have denied all of the plaintiff's allegations. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

     On July 8, 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and the Company in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment and accounting, fraudulent concealment, fraud, fraudulent misrepresentation, and rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The landowners are seeking unspecified monetary damages and certain equitable relief. Mississippi Power Company, Southern Company and the Company deny all the allegations. Although WorldCom is not a party to these actions, Mississippi Power Company has removed these actions involving WorldCom's use of Mississippi Power Company's rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss that may result from these proceedings.

     On August 8, 2002, the Company was served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege Mississippi Power Company and the Company have violated the plaintiffs' rights with regard to the use of Mississippi Power Company's easement across the plaintiffs' property. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation, conspiracy, accounting and seek an unspecified amount of damages. The Company denies all such allegations. Although WorldCom is not a party to this action, Mississippi Power Company has removed this action to the United States District Court for the Southern District of Mississippi and requested the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

     In September 2002, Mississippi Power Company and the Company were served with a summons and complaint filed in a civil action in the Circuit Court of Jasper County, Mississippi. The landowners of seventy-five parcels of property located in various Mississippi counties allege Mississippi Power Company and the Company have violated the landowners' rights with regard to the use of Mississippi Power Company's easements across the landowners' property similar to other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy and seek for each plaintiff $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of gross revenues derived from use of the rights of way and court costs. The Company denies all allegations. Although WorldCom is not a party to this action, Mississippi Power Company has removed this action to the United States District Court for the Southern District of Mississippi and requested the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom's bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

     In November 2002, a civil action was filed in the Superior Court of Walton County, Georgia, against Georgia Power Company and the Company. The plaintiff, claiming to be representative of a class of all landowners over which Georgia Power Company has facilities, alleges the documents granting Georgia Power Company the rights to cross the plaintiff's property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. The civil action claims trespass and unjust enrichment. There are no specified dollar amounts demanded in the complaint, but the relief sought includes compensatory damages, punitive damages, attorney fees, and injunctive relief requiring the removal of the fiber optic facilities from the land of the plaintiff. Georgia Power Company and the Company deny the allegations. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

     In December 2002, two civil actions were filed against Mississippi Power Company and the Company in the Circuit Court of Smith County, Mississippi, by a single attorney alleging trespass in that the documents granting Mississippi Power Company the rights to cross the plaintiffs' property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. The plaintiffs allege that the Company is using such rights-of-way across the plaintiffs' property, but the Company does not have sufficient information from the complaint or otherwise to determine where the plaintiffs' property is located. The Company does not utilize rights-of-way in Smith County, Mississippi, where these civil actions were filed. The Company cannot reasonably estimate the amount of any potential loss that may result from these proceedings.

     On March 11, 2003, a complaint was filed against the Company in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, claim to be owners of the land across which certain rights of way of Kansas City Southern Railroad ("KSC") and Illinois Central Railroad ("IC") are located. Pursuant to certain agreements with KSC and IC, the Company utilizes certain fiber optic cable within the rights of way of KSC and IC across Mississippi. The plaintiffs claim that the documents granting the rights of way to KCS and IC do not permit the installation and operation of telecommunication facilities of third parties within the rights of way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorney fees, an accounting of amounts paid to KSC and IC and declaratory relief regarding the parties' respective rights. The Company denies the allegations. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

Other Rights-of-Way Contingency

     The Company has obtained a portion of its rights-of-way under an agreement with Southern Telecom, Inc. and its affiliates that provides for significant annual fixed payments by the Company through 2020. Upon the occurrence of certain events specified in the agreement, including a change of control of ITC/\DeltaCom, as defined, the annual payments would be terminated and the Company would be required to make a one-time payment. The amount of this one-time payment would be approximately $19.7 million if such an event were to occur before August 1, 2003 and could be greater than such amount if such an event were to occur thereafter. Any such one-time payment would reduce the Company's capital lease obligations. Such a reduction would total approximately $9.5 million if such an event were to occur before August 1, 2003. On January 24, 2003, Southern Telecom filed a civil action against the Company in the Circuit Court of Troup County, Georgia alleging that the Company breached the Southern Telecom agreement by failing to make payments to Southern Telecom of $123,288 by November 29, 2002 and $19,615,178 by January 28, 2003, for a total of approximately $19.7 million, that were triggered by an alleged "change of control" of ITC/\DeltaCom, as that term is defined in agreement. Southern Telecom contends that a "change of control" occurred on October 29, 2002, when the Company's plan of reorganization became effective. In its answer to the complaint, the Company denied that a "change of control," as defined in the agreement, occurred and further denied that the amounts claimed by Southern Telecom are due under the Agreement. The Company cannot reasonably estimate the amount of any potential loss.

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

     The Settlement Agreement provided for a cash payment of approximately $53 million, which BellSouth made in October 2000. This payment represented payment for reciprocal compensation amounts previously billed to BellSouth and for estimated reciprocal compensation billings for the period from the date of the Settlement Agreement through December 31, 2000 and for 2001. The portion of the payment related to 2001 was subject to reconciliation procedures. Under the initial reconciliation procedure that occurred in July 2001, the Company repaid $5.5 million to BellSouth, which represented the difference between the forecasted amount of reciprocal compensation upon which the prepayment was based and the actual amount of reciprocal compensation generated by BellSouth during the first six months of 2001 and a revised forecasted amount for the last six months of 2001. This repayment had no effect on the Company's recorded revenues for 2001, because the Company recognizes reciprocal compensation revenue as it is earned. The repayment was recorded as a reduction to deferred revenue. The portion of the prepayment related to 2001 reciprocal compensation was subject to additional reconciliation procedures covering the last six months of 2001. The Company was not required to repay additional amounts to BellSouth as a result of the additional 2001 reconciliation procedures.

     The Settlement Agreement also provided for the prepayment by BellSouth of an additional amount to the Company in December 2001 related to expected reciprocal compensation traffic levels in 2002. The Company received a prepayment from BellSouth of $17.6 million in December 2001 related to this provision of the Settlement Agreement. This additional amount was subject to quarterly reconciliation procedures based upon the actual amount of reciprocal compensation traffic during 2002. As a result, the Company repaid $1.8 million of the 2002 reciprocal compensation prepayment. The Company is disputing BellSouth's claim that an additional $1.8 million repayment is due under the reconciliation procedures.

     The Company agreed to limit reciprocal compensation payments by BellSouth to $27.5 million in 2001 and $29.5 million in 2002.

12. Employee Benefit Plans

     Employees of the Company participate in the Company's 401(k) defined contribution plan. The Company offers matching of employee contributions at a rate of 100% of up to the first 2% of employee contributions and 50% of up to the next 4% of employee contributions. Beginning in 2003, the Company changed its rate of matching employee contributions to provide matching at a rate of 50% on the first 4% of employee contributions. Total matching contributions made to the Company's plan and charged to expense by the Company for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000 were $258,000, $1.8 million, $2.4 million and $1.8 million, respectively. No discretionary contributions were made for 2002, 2001 and 2000.

13. Related Party Transactions

     As described below, certain affiliates of the Company and other related parties have provided the Company with various services, and the Company has provided some of these entities with telecommunications and related services. In management's opinion, the Company's transactions with the entities described below are generally representative of arm's-length transactions.

ITC Holding Company and Affiliates

     Each of the companies described below is, or during one or more of the years ended December 31, 2002, 2001 and 2000 was, a subsidiary or affiliate of ITC Holding Company. During the years ended December 31, 2002, 2001 and 2000, directors of ITC Holding Company constituted a majority of the Company's Board of Directors and certain of such directors of the Company also served as directors or executive officers of certain of the companies described below. In 2001, as a result of its investment in the Series B preferred stock, ITC Holding Company acquired beneficial ownership of voting securities of the Company representing over 5% of the total voting power of the Company's voting securities. On October 29, 2002, in exchange for the cancellation of these securities and the Company's senior notes under its plan of reorganization, ITC Holding Company was issued over 5% of the Company's new common stock (Note 3).

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

     For the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, the Company received services from these affiliated entities in the amounts of $49,000, $605,000, $820,000, and $781,000, respectively, which are reflected in selling, operations and administration expenses in the accompanying Consolidated Statements of Operations. In addition, for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, the Company received services from these affiliated entities in the amounts of $97,000, $492,000, $663,000 and $780,000, respectively, which are reflected in cost of services in the accompanying Consolidated Statements of Operations.

     The Company provides operator and directory assistance services and leases capacity on certain of its fiber routes to affiliated entities. The Company also provides long-distance and related services to ITC Holding Company and some of the foregoing affiliated entities and acts as an agent for InterCall in contracting with major interexchange carriers to provide origination and termination services. Under this agency agreement, the Company contracts with the interexchange carrier and rebills the appropriate access charges plus a margin to InterCall, so that only the margin is included in the Company's consolidated revenues. Total affiliated revenues related to the foregoing entities included in the accompanying Consolidated Statements of Operations for the periods from the October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000 were $722,000, $3.8 million, $12.1 million and $21.4 million, respectively. As a result of changes in the composition of affiliated entities, the revenues earned from such entities decreased from 2000 to 2002.

SCANA Corporation and Affiliates

     The Company entered into the transactions with SCANA Corporation ("SCANA") and its subsidiaries described below. Mr. Timmerman, a director of the Company, is also Chairman, President and Chief Executive Officer of SCANA. SCANA is the beneficial owner of voting securities of the Company representing over 5% of the total voting power of the Company's voting securities.

     The Company provides retail services, including local and long distance telephone services, data services and Internet access, to SCANA and some of SCANA's subsidiaries. Total revenues attributable to SCANA and its subsidiaries included in the accompanying Consolidated Statements of Operations for the periods October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000 were $241,000, $1.3 million, $1.5 million and $1.7 million, respectively. The Company leases office space and space for telecommunications switching equipment at various locations in Columbia, South Carolina from a subsidiary of SCANA. Under the lease agreements, the Company paid $33,000, $230,000, $157,000 and $113,000 for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, respectively. The Company also purchased local access services from SCANA totaling $212,000, $1.2 million, $711,000 and $0 for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, respectively.

J. Smith Lanier & Co.

     J. Smith Lanier & Co., an insurance placement company, has provided the Company with insurance brokerage services, including the negotiation and acquisition on the Company's behalf of various insurance policies with third-party insurers. J. Smith Lanier & Co. also has performed risk management services for the Company. The Company paid $0, $1.5 million, $767,000 and $624,000 for gross insurance premiums for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000, respectively. J. Smith Lanier generally receives a commission on the gross premium ranging from 5% to 7%. The Company provides retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Total revenues attributable to J. Smith Lanier & Co. included in the accompanying Consolidated Statements of Operations for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 October 29, 2002 and for the years ended December 31, 2001 and 2000 were $114,000, $389,000, $307,000 and $166,000, respectively.
Prior to October 29, 2002, J. Smith Lanier, II was the beneficial owner of more than 5% of the Company's common stock. Mr. Lanier also is the Chairman and a significant stockholder of J. Smith Lanier & Co. William T. Parr, a director of the Company until October 29, 2002, serves as Vice Chairman of J. Smith Lanier & Co.

14. Acquisition

Acquisition of Bay Data

     In May 2000, the Company completed its acquisition, by merger, of Bay Data, a privately-owned information systems solutions company headquartered in Atlanta, Georgia. The Company paid cash of $2.0 million and issued 837,942 shares of common stock valued at $26.2 million to consummate the transaction. Of such shares, 111,725 shares were held in escrow for two years to protect against specified contingencies. These shares were released during 2002.

     The purchase price of Bay Data was allocated to the underlying assets purchased and liabilities assumed based on their estimated fair values at the date of acquisition. The following table summarizes the net assets purchased in connection with this acquisition and the amount attributable to costs in excess of net assets acquired (in thousands):

           Property, plant and equipment ....   $ 1,807
           Working capital ..................    (1,375)
           Noncurrent liabilities ...........         0
           Intangible assets ................    27,785
                                                -------
           Purchase price ...................   $28,217
                                                =======

15. Segment Reporting

     As discussed in Note 1, the Company operates in two business segments: retail services and broadband transport services. The Company also has a corporate segment, which has no operations. In the first quarter of 2002, as a result of its restructuring in 2001 discussed in Note 1, the Company changed its approach to making operating decisions and assessing performance with respect to its business. As a result, the Company no longer manages the e/\deltacom business as a separate segment, but instead manages that business as a component of its retail services segment. The Company has restated the 2001 and 2000 segment information to include the results of the former e/\deltacom segment as part of the results of its retail services segment. The Company evaluates segment performance based on operating revenue, gross margin, selling, operation and administration expense and depreciation and amortization expense. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 2). All intercompany transactions between segments have been eliminated. Summarized financial data by business segment as of and for the periods from October 30, 2002 to December 31, 2002, from January 1, 2002 to October 29, 2002 and for the years ended December 31, 2001 and 2000 are as follows (in thousands):

 Successor                                           Period from October 30 to December 31, 2002
                                         ----------------------------------------------------------------
                                                            Broadband
                                              Retail        Transport      Corporate
                                              Segment        Segment          Segment     Consolidated
                                         ----------------------------------------------------------------
 Operating revenues .....................   $     51,995    $     13,574   $         --   $     65,569
 Gross margin ...........................         23,350          12,198             --         35,548
 Selling, operations and
  administration ........................         21,735           5,373             --         27,108
 Depreciation and amortization ..........          5,559           3,443             --          9,002
 Other income (expense), net ............                                                          216
 Interest expense .......................                                                       (2,350)
                                                                                          ------------
 Loss before income taxes ...............                                                      $(2,696)
                                                                                          ============
 Identifiable assets ....................   $    310,559    $    242,638   $        323   $    553,520
                                            ============    ============   ============   ============
 Intangible assets, net .................   $      5,564    $     19,889   $         --   $     25,453
                                            ============    ============   ============   ============
 Capital expenditures, net ..............   $      4,809    $        107   $          -   $      4,916
                                            ============    ============   ============   ============

 Predecessor                                         Period from January 1 to October 29, 2002
                                         ----------------------------------------------------------------
                                                            Broadband
                                              Retail        Transport      Corporate
                                              Segment        Segment          Segment     Consolidated
                                         ----------------------------------------------------------------
 Operating revenues .....................   $    281,910    $     70,987   $         --   $    352,897
 Gross margin ...........................        124,493          63,484             --        187,977
 Selling, operations and
  administration ........................        107,174          29,298             --        136,472
 Depreciation and amortization ..........         61,139          44,509             48        105,696
 Special charges ........................            223              --             --            223
 Other income (expense), net ............                                                           60
 Interest expense .......................                                                      (35,704)
 Reorganization items ...................                                                       60,792
                                                                                          ------------
 Loss before income taxes ...............                                                 $    (29,266)
                                                                                          ============
 Identifiable assets ....................   $    313,978    $    240,583   $      1,057   $    555,618
                                            ============    ============   ============   ============
 Intangible assets, net .................   $      1,089    $        286   $         --   $      1,375
                                            ============    ============   ============   ============
 Goodwill, net ..........................   $     45,292    $      8,611   $         --   $     53,903
                                            ============    ============   ============   ============
 Capital expenditures, net ..............   $     25,520    $      4,264   $         --   $     29,784
                                            ============    ============   ============   ============

 Predecessor                                                             2001
                                         ------------------------------------------------------------------
                                                            Broadband
                                              Retail        Transport      Corporate
                                              Segment        Segment          Segment     Consolidated
                                         ------------------------------------------------------------------
 Operating revenues .....................   $    320,305    $     95,034   $         --   $    415,339
 Gross margin ...........................        143,724          83,831             --        227,555
 Selling, operations and
  administration ........................        154,733          33,979             --        188,712
 Depreciation and amortization ..........         69,765          49,091             82        118,938
 Special charges ........................         74,382              55             --         74,437
 Other income (expense), net ............                                                        1,434
 Interest expense .......................                                                      (58,833)
                                                                                          ------------
 Loss before income taxes ...............                                                 $   (211,931)
                                                                                          ============
 Identifiable assets ....................   $    519,505    $    347,729   $     11,098   $    878,332
                                            ============    ============   ============   ============
 Intangible assets, net .................   $      1,735    $        308   $         --   $      2,043
                                            ============    ============   ============   ============
 Goodwill, net ..........................   $     45,292    $      8,611   $         --   $     53,903
                                            ============    ============   ============   ============
 Capital expenditures, net ..............   $    117,679    $     44,286   $         --   $    161,965
                                            ============    ============   ============   ============

 Predecessor                                                             2000
                                         ------------------------------------------------------------------
                                                            Broadband
                                              Retail        Transport      Corporate
                                              Segment        Segment          Segment     Consolidated
                                         ------------------------------------------------------------------
 Operating revenues .....................   $    280,312    $     83,336   $          -   $    363,648
 Gross margin ...........................        134,699          73,949              -        208,648

 Predecessor                                                            2000
                                         ----------------------------------------------------------------
                                                            Broadband
                                              Retail        Transport      Corporate
                                              Segment        Segment          Segment     Consolidated
                                         ----------------------------------------------------------------
 Selling, operations and
  administration ........................        118,064          32,986              -        151,050
 Depreciation and amortization ..........         48,507          37,930             82         86,519
 Loss on early termination of credit
  facility ..............................                                                        1,321
 Other income (expense), net ............                                                       14,337
 Interest expense .......................                                                      (55,482)
                                                                                          ------------
 Loss before income taxes ...............                                                 $    (71,387)
                                                                                          ============
 Identifiable assets ....................   $    555,011    $    457,637   $     35,878   $  1,048,526
                                            ============    ============   ============   ============
 Intangible assets, net .................   $      5,769    $        334   $         --   $      6,103
                                            ============    ============   ============   ============
 Goodwill, net ..........................   $     98,366    $      8,869   $         --   $    107,235
                                            ============    ============   ============   ============
 Capital expenditures, net ..............   $    188,243    $    121,588   $          -   $    309,831
                                            ============    ============   ============   ============

16. Quarterly Financial Data (Unaudited)

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


                                                                        Predecessor                        Successor
                                                                        -----------                        ---------
                                                                                           Period from   Period from
                                                                                          October 1 to  October 30 to
                                                                                           October 29,   December 31,
  2002 (a)                                            1st Qtr        2nd Qtr     3rd Qtr       2002 (b)      2002 (b)      Total (c)
  --------                                         -------------    -------      --------    ------------  ------------  -----------
Operating revenues ......................              $109,348    $ 108,611     $101,021      $ 33,917       $ 65,569    $418,466
Gross margin ............................                58,359       58,364       53,169        18,085         35,548     223,525
Net (loss) income applicable to common
 stockholders.                                          (32,896)     (34,754)     (34,758)       68,932        (3,210)    (36,686)
Basic and diluted net (loss) income per
 common share.                                            (0.53)       (0.56)       (0.56)         1.11          (0.07)         N/A


                                                                                  Predecessor

  2001 (a)                                            1st Qtr     2nd Qtr      3rd Qtr     4th Qtr (b)       Total
  --------                                          ----------    -------     ---------    -------         ------------
Operating revenues ......................              $102,207    $ 106,034     $102,482     $ 104,616       $415,339
Gross margin ............................                58,769       59,938       53,418        55,430        227,555
Net loss applicable to common stockholders              (29,820)     (31,103)    (119,942)      (34,779)      (215,644)
Basic and diluted net loss per common share               (0.48)       (0.50)       (1.92)        (0.56)         (3.46)

     (a) See Notes 3 and 10 for descriptions of special charges affecting quarters.
     (b) The Company's weighted average outstanding shares for the periods from October 30, 2002 to December 31, 2002, from October 1, 2002 to October 29, 2002 and the fourth quarter of 2001 was 44,750,000, 62,364,768 and
          62,364,768, respectively.
     (c) Basic and diluted net loss per common share is not comparable on a full year basis for 2002 as a result of the Company's reorganization.

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of ITC/\DeltaCom, Inc.

The audit referred to in our report dated February 24, 2003 relating to the consolidated financial statements of ITC/\DeltaCom, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audit.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
-----------------------------
BDO Seidman, LLP

Atlanta, Georgia
February 24, 2003

     THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS INCORPORATION BY REFERENCE INTO ITC/\DELTACOM, INC.'S PREVIOUSLY FILED REGISTRATION STATEMENT FILE
NO: 333-101007; THEREFORE, AN INVESTOR'S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.





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

/S/   ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 15, 2002

                      ITC/\DELTACOM, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFICATION ACCOUNTS
                                 (In thousands)

                                                      Balance at           Additions           Deduction      Balance
                                                                   -------------------------   ---------
                                                      Beginning    Charged to   Charged to                   at End of
Description:                                          of Period      Income   Other Accounts                   Period
------------                                          ---------      ------   --------------                   ------
Provision for uncollectible accounts
     Year Ended December 31, 2000 ..............         1,524        3,009          0           1,530 (1)      3,003
     Year Ended December 31, 2001 ..............         3,003        5,230          0           2,544 (1)      5,689
     Period from January 1, to October 29, 2002          5,689        3,595          0           2,359 (1)      6,925
     Period from October 30 to December 31, 2002         6,925        1,184          0             765 (1)      7,344
Valuation allowance for deferred tax assets
     Year Ended December 31, 2000 ..............        31,187       17,176      8,999 (2)           0         57,362
     Year Ended December 31, 2001 ..............        57,362       55,203      2,275 (2)           0        114,840
     Period from January 1, to October 29, 2002        114,840       32,884          0               0        147,724
     Period from October 30 to December 31, 2002       147,724          646          0        (118,904)(3)     29,466

(1) Represents the write-off of accounts considered to be uncollectible, less recoveries of amounts previously written off.
(2) Represents the increase in the valuation allowance related to stock option compensation deductible for income tax purposes, but not for financial accounting purposes, and charged to additional paid-in capital, net of a full valuation allowance.
(3) Represents the reduction in the Company's net operating loss carryforwards as a result of its reorganization.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March 2003.

                                  ITC/\DELTACOM, INC.

                                  By:            /s/ LARRY F. WILLIAMS
                                      ------------------------------------------
                                                   Larry F. Williams
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2003.

               Signature                                  Title
     -----------------------------                  ----------------------
        /s/ LARRY F. WILLIAMS            Chairman, Chief Executive Officer and Director (Principal
 -------------------------------------   Executive Officer)
          Larry F. Williams

        /s/ DOUGLAS A. SHUMATE           Senior Vice President-Chief Financial Officer (Principal
 -------------------------------------   Financial Officer and Principal Accounting Officer)
          Douglas A. Shumate

     /s/ CAMPBELL B. LANIER, III         Director
 -------------------------------------
       Campbell B. Lanier, III

        /s/ DONALD W. BURTON             Director
 -------------------------------------
          Donald W. Burton

         /s/ JOHN J. DELUCCA             Director
 -------------------------------------
           John J. DeLucca

       /s/ R. GERALD MCCARLEY            Director
 -------------------------------------
         R. Gerald McCarley

        /s/ ROBERT C. TAYLOR             Director
 -------------------------------------
        Robert C. Taylor, Jr.

      /s/ WILLIAM B. TIMMERMAN           Director
 -------------------------------------
        William B. Timmerman

                                 CERTIFICATIONS

I, Larry F. Williams, certify that:

1.  I have reviewed this annual report on Form 10-K of IT/\DeltaCom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March  31, 2003                     /s/ Larry F. Williams
      -------------------------          ---------------------------------------
                                         Larry F. Williams
                                         Chairman and Chief Executive Officer

I, Douglas A. Shumate, certify that:

1. I have reviewed this annual report on Form 10-K of IT/\DeltaCom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                 /s/ Douglas A. Shumate
      --------------------          --------------------------------------
                                    Douglas A. Shumate
                                    Senior Vice President - Chief Financial
                                    Officer

                                  EXHIBIT INDEX

Exhibit
Number                 Exhibit Description
------                 -------------------

 2.1 ITC/\DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Amendment No. 2 to Registration Statement on
         Form 8-A of ITC/\DeltaCom, Inc., dated October 29, 2002 (the "Form 8-A"), and incorporated herein by reference.

 3.1 Restated Certificate of Incorporation of ITC/\DeltaCom, Inc. (including the Certificate of Designation of the Powers, Preferences and Relative, Participating and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations or Restrictions Thereof). Filed as Exhibit 2 to Form 8-A and incorporated herein by reference.

 3.2 Amended and Restated Bylaws of ITC/\DeltaCom, Inc. Filed as Exhibit 3 to Form 8-A and incorporated herein by reference.

 4.1     Specimen representing the Common Stock of ITC/\DeltaCom, Inc. Filed as
         Exhibit 4 to Form 8-A and incorporated herein by reference.

 *4.2 Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC/\DeltaCom, Inc.

 *4.3 Warrant Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent.

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

 10.3 Term Agreement dated as of August 11, 1994 between Gulf States FiberNet and Illinois Central Railroad Company. Filed as Exhibit
         10.14 to 1997 Form S-4 and incorporated herein by reference.

 10.4.1 Revised and Restated Fiber Optic Facilities and Services Agreement dated as of June 9, 1995 among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
Number                   Exhibit Description
------                   -------------------

  10.4.2 Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference.

  10.4.3 Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

  10.4.4 First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement dated as of July 24, 1995 between Southern Development and Investment Group, Inc. on behalf of itself and as agent for others and MPX Systems, Inc. Filed as Exhibit 10.16 to 1997 Form S-4 and incorporated herein by reference.

  10.4.5 Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated July 25, 1995 between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to 1997 Form S-4 and incorporated herein by reference.

 +10.4.6 Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively "SES"), ITC Transmission Systems, Inc. (as managing partner of Interstate Fibernet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to 1997 Form S-4 and incorporated herein by reference.

  10.4.7 Consent for Assignment of Interest dated February 20, 1997 among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to 1997 Form S-4 and incorporated herein by reference.

  10.4.8 Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement dated March 27, 1997 between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to 1997 Form S-4 and incorporated herein by reference.

 +10.4.9 Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

  10.5.1 Fiber System Lease Agreement dated January 30, 1996 between CSW Communications, Inc. and Gulf States FiberNet. Filed as Exhibit
            10.20 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
 Number              Exhibit Description
 ------              -------------------

 10.5.2 Consent for Acquisition and Assignment dated January 13, 1997 between CSW Communications, Inc. and Gulf States FiberNet. Filed as Exhibit
           10.21 to 1997 Form S-4 and incorporated herein by reference.

 10.6 Network Operating Agreement dated March 25, 1996 among Gulf States FiberNet, TriNet, Inc., Hart Communications, Inc. and SCANA Communications, Inc. (f/k/a MPX Systems, Inc.). Filed as Exhibit
           10.25 to 1997 Form S-4 and incorporated herein by reference.

 10.7.1 Agreement for the Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit 10.26 to 1997 Form S-4 and incorporated herein by reference.

 10.7.2 Amendment to the Agreement for Provision of Fiber Optic Facilities and Services dated March 29, 1990 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit 10.27 to 1997 Form S-4 and incorporated herein by reference.

 10.7.3 First Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated March 22, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
           10.28 to 1997 Form S-4 and incorporated herein by reference.

 10.7.4 Second Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated December 1, 1991 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
           10.29 to 1997 Form S-4 and incorporated herein by reference.

 10.7.5 Third Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated September 23, 1992 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as
           Exhibit 10.30 to 1997 Form S-4 and incorporated herein by reference.

 10.7.6 Fourth Amendment to the Agreement for the Provision of Fiber Optic Facilities and Services dated January 1, 1994 between Alabama Power Company and Southern Interexchange Facilities, Inc. Filed as Exhibit
           10.31 to 1997 Form S-4 and incorporated herein by reference.

 10.8.1 Agreement dated March 6, 1990 between Tennessee Valley Authority and Consolidated Communications Corporation (predecessor to DeltaCom, Inc.). Filed as Exhibit 10.32 to 1997 Form S-4 and incorporated herein by reference.

 10.8.2 Supplement Agreement; Leased Fiber Pathways, dated as of September 26, 1997, by and between Tennessee Valley Authority and DeltaCom, Inc. Filed as Exhibit 10.32.1 to 1997 Form 10-K and incorporated herein by reference.

 10.9 Master Equipment Lease Agreement dated October 30, 1995 between AT&T Systems Leasing Co. and DeltaCom, Inc. Filed as Exhibit 10.36 to 1997 Form S-4 and incorporated herein by reference.

 10.10 Agreement dated January 14, 1997 between DeltaCom, Inc. and SCANA Communications, Inc., for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
 Number              Exhibit Description
 ------              -------------------

 +10.11.1 Network Products Purchase Agreement No. ITC 2000NPPA between Nortel Networks Inc. and Interstate FiberNet, Inc. and its subsidiary ITC/\ DeltaCom Communications, Inc., effective as of November 8, 2000 (the "Nortel Purchase Agreement"). Filed as Exhibit 10.18 to Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K") and incorporated herein by reference.

 +10.11.2 Schedule D: Data and Internet Products: Ethernet Port Commitment and Services Payment Program to the Nortel Purchase Agreement. Filed as
            Exhibit 10.12.2 to Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K") and incorporated herein by reference.

 +10.11.3 Professional Services Attachment, Exhibit P, to the Nortel Purchase Agreement. Filed as Exhibit 10.8.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

 +10.11.4 Product Attachment, Exhibit Q, eBusiness Solutions Products, to the Nortel Purchase Agreement. Filed as Exhibit 10.8.3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

 +10.12 Fiber Optic Facilities Agreement, dated November 15, 1996, by and between Interstate FiberNet and Florida Power Corporation. Filed as
            Exhibit 10.45 to 1997 Form S-4 and incorporated herein by reference.

 +10.13.1 Fiber Optic Capacity Marketing and Operating Agreement, dated March 21, 1996, by and between Interstate FiberNet and Florida Power & Light Company. Filed as Exhibit 10.46 to 1997 Form S-4 and incorporated herein by reference.

 +10.13.2 Addendum to Fiber Optic Capacity Marketing and Operating Agreement, dated July 10, 1997, by and between Interstate FiberNet and Florida Power & Light Company. Filed as Exhibit 10.47 to 1997 Form S-4 and incorporated herein by reference.

 +10.14 Sprint Communications Company Facilities and Services Agreement, dated January 26, 1995, by and between Interstate FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.50 to 1997 Form S-4 and incorporated herein by reference.

 +10.15 Fiber Optic Facility Lease Agreement, dated as of January 31, 1997, by and between Interstate FiberNet, Inc. and Southern Telecom 1, Inc. Filed as Exhibit 10.51 to 1997 Form S-4 and incorporated herein by reference.

  10.16 First Assignment and Assumption of Fiber Optic Facility Lease Agreement, dated February 1, 1997, by and between Interstate FiberNet, Inc. and Gulf States FiberNet. Filed as Exhibit 10.52 to 1997 Form S-4 and incorporated herein by reference.

 +10.17.1 Telecommunications System Agreement, dated January 26, 1995, by and between Interstate FiberNet, Inc. and Sprint Communications Company L.P. Filed as Exhibit 10.53 to 1997 Form S- 4 and incorporated herein by reference.

 10.17.2 Amendment to Telecommunications System Agreement, dated July 25, 1995, by and between Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.54 to 1997 Form S-4 and incorporated herein by reference.

Exhibit
 Number                  Exhibit Description
 ------                  -------------------

+10.17.3 Amendment No. 2 to Telecommunications System Agreement, dated August 8, 1996, by and between Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.55 to 1997 Form S-4 and incorporated herein by reference.

+10.17.4 Assignment of the Telecommunications System Agreement, dated July 25, 1995, between Interstate FiberNet, Inc., Gulf States FiberNet and Sprint Communications Company L.P. Filed as Exhibit 10.56 to 1997 Form S-4 and incorporated herein by reference.

+10.17.5 Assignment of the Telecommunications System Agreement, dated February 27, 1997, between Sprint Communications Company L.P., Gulf States FiberNet and Gulf States Transmission Systems, Inc. Filed as
            Exhibit 10.57 to 1997 Form S-4 and incorporated herein by reference.

 10.18 Fixed Fee Agreement for Exchange of Use and Maintenance of Six (6) Fiber Optic Fibers with an Option of Two (2) Additional Fiber Optic Fibers, dated July 25, 1997, by and between Interstate FiberNet, Inc., Gulf States Transmission Systems, Inc. and ALLTEL Telephone Services Corporation. Filed as Exhibit 10.58 to 1997 Form S-4 and incorporated herein by reference.

 10.19.1 Amended and Restated Credit Agreement (the "Credit Agreement"), dated as of October 29, 2002, among ITC/\DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereto, the banks, financial institutions and other institutional lenders listed on the signature pages thereto as the Initial Lenders, Morgan Stanley Senior Funding, Inc. ("Morgan Stanley"), as administrative agent for the Lender Parties (as defined therein), Morgan Stanley & Co. Incorporated, as collateral agent, Bank of America Securities LLC and Morgan Stanley, as joint lead arrangers and joint book runners, and Bank of America, N.A., as syndication agent. Filed as Exhibit, 99.3 to Current Report on Form 8-K filed on November 1, 2002 and incorporated herein by reference.

 *10.19.2 Amended and Restated Security Agreement, dated October 29, 2002, made by Interstate FiberNet, Inc., ITC/\DeltaCom, Inc., and the other Persons listed on the signature pages thereof and the Additional Grantors (as defined in Section 23(b) thereof) to Morgan Stanley & Co. Incorporated, as collateral agent for the Secured Parties (as defined in the Credit Agreement).

 *10.20.1   ITC/\DeltaCom, Inc. Stock Incentive Plan.

  10.20.2 Form of ITC/\DeltaCom, Inc. Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to Form S-8 filed on November 5, 2002 (File No. 333-101007) (the "2002 Form S-8") and incorporated herein by reference.

  10.20.3 Form of ITC/\DeltaCom, Inc. Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to 2002 From S-8 and incorporated herein by reference.

  10.20.4 Form of ITC/\DeltaCom, Inc. Stock Incentive Plan Restricted Stock Agreement. Filed as Exhibit 4.4 to 2002 Form S-8 and incorporated herein by reference.

  10.20.5 Form of ITC/\DeltaCom, Inc. Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.1 to 2002 Form S-8 and incorporated herein by reference.

  10.21     Description of ITC/\DeltaCom, Inc. Bonus Plan. Filed as Exhibit
            10.92 to 1997 Form S-1 and incorporated herein by reference.

Exhibit
Number                Exhibit Description
------                -------------------

 10.22 Form of Indemnity Agreement between ITC/\DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to 1997 Form S-1 and incorporated herein by reference.

 10.23.1 Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as
            Exhibit 10.94 to 1997 Form S-1 and incorporated herein by reference.

 10.23.2 First Amendment to Sale and Purchase Agreement. Among SCANA Corporation, SCANA Communications, Inc., and ITC Holding Company, Inc., dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC/\DeltaCom, Filed as Exhibit 10.95 to 1997 Form S-1 filed and incorporated herein by reference.

 10.24.1 Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the "Master Lease Agreement"). Filed as Exhibit 10.47.1 to 2000 Form 10-K and incorporated herein by reference.

 10.24.2    Form of Equipment Schedule to the Master Lease Agreement. Filed as
            Exhibit 10.47.2 to 2000 Form 10-K and incorporated herein by reference.

 10.24.3 Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC CapitalCorporation. Filed as Exhibit 10.47.3 to 2000 Form 10-K and incorporated herein by reference.

 10.24.4 Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

 10.24.5 Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.37.5 to 2001 Form 10-K and incorporated herein by reference.

 10.24.6 Amendment to the Schedules and the Leases, dated as of October 29, 2002, among Interstate FiberNet, Inc., as a lessee, ITC/\DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors. Filed as Exhibit
            99.4 to Current Report on Form 8-K filed on November 1, 2002 and incorporated herein by reference.

 10.25 Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc. d/b/a/ ITC/\DeltaCom. Filed as Exhibit 10.48 to 2000 Form 10-K and incorporated herein by reference.

 10.26.1 Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc. d/b/a/ ITC/\DeltaCom. Filed as Exhibit 10.49.1 to 2000 Form 10-K and incorporated herein by reference.

 10.26.2 First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and TC/\DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as
            Exhibit 10.49.2 to 2000 Form 10-K and incorporated herein by reference.

Exhibit
Number                Exhibit Description
------                -------------------

   10.26.3 Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC/\DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as
            Exhibit 10.49.3 to 2000 Form 10-K and incorporated herein by reference.

   10.27 Interconnection Agreement, effective as of July 1, 1999, by and between ITC/\DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to 2000 Form 10-K and incorporated herein by reference.

   10.28.1 Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC/\DeltaCom Communications, Inc., as Lessee (the "GECC Master Lease Agreement"). Filed as Exhibit 10.42.1 to 2001 Form 10-K and incorporated herein by reference.

   10.28.2 Form of Equipment Schedule to the GECC Master Lease Agreement. Filed as Exhibit 10.42.2 to 2001 Form 10-K and incorporated herein by reference.

  *10.29.1 Purchase Agreement, dated as of August 22, 2002, as amended, among ITC/\DeltaCom, Inc. the several Purchasers named therein and ITC Holding Company, Inc.

  *10.29.2 Purchase Agreement, dated as of August 22, 2002, as amended, between ITC/\DeltaCom, Inc. and SCANA Corporation.

  *10.29.3 Registration Rights Agreement, dated as of October 29, 2002, among ITC/\DeltaCom, Inc. and the other Holders from time to time thereunder.

  *10.30.1 Executive Employment and Retention Agreement, dated as of October 29,2002, between ITC/\DeltaCom, Inc. and Larry F. Williams.

  *10.30.2 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Andrew M. Walker.

  *10.30.3 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Douglas A. Shumate.

  *10.30.4 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and J. Thomas Mullis.

  *10.30.5 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Steven D. Moses.

  *10.30.6 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Roger F. Woodward.

  *10.30.7 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Thomas P. Schroeder.

  *21.1     Subsidiaries of ITC/\DeltaCom, Inc.

*++23.1     Consent of BDO Seidman, LLP.

 Exhibit
 Number                Exhibit Description
 ------                -------------------

*99.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of he Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

----------------

*    Filed herewith.

+ Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

++ The Registrant's consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years ended December 31, 2001 included in this report have been audited by Arthur Andersen, as stated in their report dated February 15, 2002. After reasonable efforts, the Registrant has been unable to obtain Arthur Andersen's consent to the incorporation by reference into its registration statement on Form S-8 (No. 333-101007) of Arthur Andersen's report with respect to these financial statements. Under these circumstances, Rule 437a under the Securities Act permits the Registrant to file such registration statement without a written consent from Arthur Andersen. The absence of such consent may limit recovery by investors on certain claims. In particular, and without limitation, investors will not be able to assert claims against Arthur Andersen under
     Section 11 of the Securities Act for any untrue statements of material fact contained, or any omissions to state a material fact required to be stated, in those audited financial statements. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen's provision of auditing and other services to the Registrant) may be limited as a practical matter due to recent events involving Arthur Andersen.