Form 10-Q
period 2003-03-31
ITC DELTACOM INC
filed 2003-05-15
CIK 1041954

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

             For the transition period from                      to

Commission file number 0-23253

ITC^DeltaCom, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2301135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1791 O.G. Skinner Drive, West Point, GA	31833
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 385-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 12, 2003
Common Stock, $.01 par value	44,848,300 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,900	$30,554
Restricted cash	9,269	9,285
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $7,896 and $7,344 in 2003 and 2002, respectively	49,953	48,157
Affiliate	3,838	3,375
Inventory	4,322	4,572
Prepaid expenses	6,667	3,542

Total current assets	102,949	99,485

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $22,287 and $8,470 in 2003 and 2002, respectively	409,747	417,144

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $1,058 and $427 in 2003 and 2002, respectively	24,763	25,453
Restricted cash	9,250	9,250
Other assets	2,040	2,188

Total other long-term assets	36,053	36,891

Total assets	$548,749	$553,520

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable:
Trade	$38,705	$34,622
Construction	1,410	2,004
Accrued interest	1,051	598
Accrued compensation	3,553	6,671
Unearned revenue	15,534	15,736
Other accrued liabilities	18,088	19,173
Current portion of other long-term liabilities	4,103	3,250
Current portion of long-term debt and capital lease obligations	5,309	2,703

Total current liabilities	87,753	84,757

LONG-TERM LIABILITIES:
Other long-term liabilities	6,472	7,325
Long-term debt and capital lease obligations	196,448	199,668

Total long-term liabilities	202,920	206,993

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $.01; 665,000 shares designated Series A; 304,208 and 300,000 shares issued and outstanding in 2003 and 2002, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	25,085	24,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 44,848,300 and 44,750,000 shares issued and outstanding in 2003 and 2002, respectively	448	447
Additional paid-in-capital	238,358	237,886
Warrants outstanding	2,122	2,122
Deficit	(7,937)	(3,210)

Total stockholders’ equity	232,991	237,245

Total liabilities and stockholders’ equity	$548,749	$553,520

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share data)

	Successor (Note 1)	Predecessor (Note 1)
	Three Months Ended March 31,
	2003	2002
Operating revenues	$99,074	$109,348
Cost of services (exclusive of items shown separately below)	47,984	50,989

Gross margin	51,090	58,359

Operating expenses:
Selling, operations and administration	36,894	42,256
Depreciation and amortization	14,511	31,983
Stock based deferred compensation	221	—

Total operating expenses	51,626	74,239

Operating loss	(536)	(15,880)

Other income (expense):
Interest expense	(3,524)	(15,006)
Interest income	81	123
Other income, net	—	17

Total other expense, net	(3,443)	(14,866)

Loss before income taxes	(3,979)	(30,746)
Income tax expense	—	—

Net loss	(3,979)	(30,746)
Preferred stock dividends and accretion	(748)	(2,150)

Net loss applicable to common stockholders	$(4,727)	$(32,896)

Basic and diluted net loss per common share	$(0.11)	$(0.53)

Basic and diluted weighted average common shares outstanding	44,834,101	62,364,768

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Successor (Note 1)	Predecessor (Note 1)
	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(3,979)	$(30,746)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	14,511	31,983
Amortization of debt issuance costs	149	582
Changes in current operating assets and liabilities:
Accounts receivable, net	(2,038)	(162)
Inventory	250	191
Prepaid expenses	(3,125)	(2,050)
Accounts payable	4,083	456
Accrued interest	453	6,308
Unearned revenue	(202)	(5,906)
Accrued compensation and other accrued liabilities	(4,139)	(3,791)

Total adjustments	9,942	27,611

Cash provided by (used in) operating activities	5,963	(3,135)

Cash flows from investing activities:
Capital expenditures	(6,438)	(9,375)
Change in accrued construction costs	(594)	(2,957)
Other	13	12

Cash used in investing activities	(7,019)	(12,320)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(614)	(214)
Change in assets restricted for contingencies	16	—
Other	—	(488)

Cash used in financing activities	(598)	(702)

Decrease in cash and cash equivalents	(1,654)	(16,157)
Cash and cash equivalents at beginning of period	30,554	41,043

Cash and cash equivalents at end of period	$28,900	$24,886

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$2,928	$8,116

Cash paid (refunds received) for income taxes, net	$(250)	$3

NONCASH TRANSACTIONS

Preferred stock dividends and accretion	$748	$2,150

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated voice and data telecommunications services on a retail basis to businesses in the southern United States and regional telecommunications transmission services over its network on a wholesale basis to other telecommunications companies. Retail services include local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay, and high capacity broadband private line services, as well as Internet access and customer premise equipment sales, installation and repair. As part of its retail services, the Company also provides colocation, Web server hosting and other services integral to operating important business applications over the Internet. In connection with these services, the Company owns, operates or manages an extensive fiber optic network, which extends throughout ten southern states.

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh start reporting effective on October 30, 2002 (Note 2), the financial information presented in the consolidated statements of operations and cash flows for the three months ended March 31, 2003 is not comparable in certain respects to the financial information for prior periods. The presentation of financial information of the “Predecessor Company” represents the Company’s financial information for the specified period prior to the Company’s adoption of fresh start reporting. The presentation of financial information of the “Successor Company” represents the Company’s financial information for the specified period following the Company’s adoption of fresh start reporting.

Segment Disclosure

As a result of cost-reducing measures implemented in connection with the Company’s reorganization and the changing environment of the telecommunications business, beginning with the first quarter of 2003, the Company consolidated its broadband transport services segment into its retail services segment, which will be managed and reported as a single business segment. These services have similar network operations and technology requirements, are regulated by the same authorities and are managed directly by the Company’s executives. The Company also has a corporate segment, which has no operations.

Liquidity

The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and expanding its network operations. Accordingly, the Company expects that its cost of services will increase and that its capital expenditures will be significant. In addition, the Company may further reduce some of its prices to respond to a changing competitive environment. While the Company has realized cost efficiencies in its operations through its restructurings, thereby reducing its selling, operations and administration expense, these factors may continue to have a negative impact on the Company’s short-term operating results. Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC^DeltaCom, is the borrower under a senior secured credit facility, of which $155.2 million was outstanding as of March 31, 2003. The Company is also subject to capital lease commitments (Note 3) and operating lease and other long-term commitments.

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for the fair presentation of the unaudited, consolidated financial statements have been included, and the unaudited, consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003.

Stock-Based Compensation

At December 31, 2002, the Company had one stock-based employee compensation plan. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25,

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

“Accounting for Stock Issued to Employees,” and related interpretations. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Successor	Predecessor
	Three Months Ended March 31,
	2003	2002
	(in thousands)
Net loss applicable to common stockholders
As reported	$(4,727)	$(32,896)
Add: total stock-based employee compensation expense included in net loss	221	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(718)	(1,996)

Pro forma	$(5,224)	$(34,892)

Basic and diluted net loss per common share
As reported	$(0.11)	$(0.53)
Pro forma	$(0.12)	$(0.56)

2. Chapter 11 Bankruptcy Proceedings

On June 25, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”). On October 17, 2002, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization, and the Company consummated the plan of reorganization on October 29, 2002 (the “Effective Date”). As part of the plan of reorganization, the Company eliminated $515 million in debt, including accrued and unpaid interest.

The Company adopted Fresh Start Reporting as of the Effective Date, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Fresh Start Reporting resulted in a new reporting entity with assets and liabilities adjusted to estimated fair value and beginning retained earnings set to zero. Liabilities subject to compromise were adjusted to zero in connection with their cancellation under the plan of reorganization. As a result of the application of Fresh Start Reporting and the recapitalization of the Company on the Effective Date, financial information in the accompanying condensed consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three months ended March 31, 2003 (collectively, the “Successor Period”) is presented on a different basis than the financial information for the three months ended March 31, 2002 (the “Predecessor Period”). Accordingly, such information is not comparable in certain respects.

3. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
Senior secured credit facility	$155,200	$155,600
Capital lease obligations at varying interest rates, maturing through July 2020	46,557	46,771

Total long-term debt and capital lease obligations	201,757	202,371
Less current maturities	(5,309)	(2,703)

Total	$196,448	$199,668

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Restructuring Charges

In September 2001, the Company announced changes to its business plan and other actions intended to reduce its operating expenses through a 20% reduction in its workforce and to reduce non-personnel operating expenses and planned capital expenditures. As a result of this restructuring, the Company in September 2001 recorded $4.8 million in restructuring costs, which were included as components of selling, operations and administration expense. Restructuring charges included the Company’s estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The restructuring charges also included estimates of office space lease commitments where the Company closed offices, net of any sublease rentals, and other exit costs. In connection with the restructuring, the Company closed an administrative office and various sales offices. Restructuring costs were accrued in accordance with Emerging Issues Task Force (“EITF”) 94-3. The Company terminated some employees in each department and did not specifically identify the termination of an entire function or department.

In April and September 2002, the Company further restructured its operations to implement additional reductions to its workforce, non-personnel operating expenses and planned capital expenditures. As a result of these restructurings, the Company recorded restructuring costs of approximately $1.8 million in April 2002, related to its data center operations, and of approximately $943,000 in September 2002, primarily related to its retail customer operations, which were included as components of selling, operations and administrative expense. Restructuring charges included the Company’s estimate of employee severance and related costs for employees terminated and office lease termination costs. The restructuring charges also included estimates of termination payments for canceled service contracts. Restructuring costs were accrued in accordance with EITF 94-3. The Company also recorded impairment charges of approximately $223,000 in April 2002 that related to the net book value, less expected salvage value, of software removed from service from its data center. The impairment of software relates to software that the Company no longer plans to use as a result of its April 2002 restructuring. In April 2002, the Company terminated more than 40 employees from its data center operations. In September 2002, the Company terminated eight employees from its wholesale customer operations and approximately ten employees from its retail customer operations. The Company did not specifically identify the termination of an entire function or department in either restructuring.

The following table reflects activity associated with accrued restructuring costs, which are recorded in accrued liabilities from January 1, 2003 through March 31, 2003 (in thousands):

	Balance at December 31, 2002	Accruals	Write-offs/ Payments	Balance at March 31, 2003
Restructuring charges:
Employee severance	$32	$0	$32	$0
Office space leases	697	0	177	520

Total	$729	$0	$209	$520

The Company expects to use the remaining restructuring accruals during the remainder of 2003 as additional payments are made under the terms of office space lease agreements.

5. Commitments and Contingencies

At March 31, 2003, the Company had entered into agreements with vendors to purchase approximately $3.0 million of property, plant, equipment and services during 2003 related to the improvement and installation of switches, other network expansion efforts and certain services.

In November 2000, the Company entered into a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if the Company purchases at least $250 million of equipment and services from Nortel Networks before a deadline that has been extended to June 2003. If the Company purchases less than $250 million of equipment and services, the agreement provides that the Company will be required to pay to Nortel a portion of the difference between the commitment and the amount actually purchased. Based on the Company’s actual and forecasted purchases under the agreement, it may be required to pay Nortel Networks approximately $3.5 million to $3.8 million. In addition, Nortel Networks has deployed approximately $6.6 million of equipment under terms providing that payment is due when the Company places the deployed equipment into service. Based on its current schedule for placing this equipment into service, the Company may be required to pay $6.6 million, depending on its need for capacity. Under other terms

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of this agreement, as extended, the Company is required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003.

The Company has reached an agreement in principle with Nortel Networks to modify the Company’s obligations under the existing agreement. If the agreement in principle is reflected in a new definitive agreement executed by the Company and Nortel Networks, the Company expects that it will not be required to make the estimated $3.5 million to $3.8 million payment described above, that it will be able to use approximately $4 million in accumulated vendor credits to reduce to approximately $12 million its estimated remaining payment obligations of approximately $16 million under the existing agreement, and that it will be obligated to make equipment-related payments to Nortel Networks of $1 million quarterly from the first quarter of 2003 through the fourth quarter of 2005. As a result of the agreement in principle, the Company has recorded, instead of a current liability of approximately $15 million based on the terms of the existing agreement, a current liability of $4.1 million and a long-term liability of $6.5 million in the accompanying condensed consolidated balance sheets at March 31, 2003. The Company expects to execute a definitive agreement before the June 2003 deadline referred to above. The Company made its first payment under the agreement in principle on April 1, 2003.

Surety Bonds

Some of the Company’s customers, especially government entities, require that the Company obtain surety bonds as a condition to its provision of service to them. In February 2002, because of the Company’s financial condition, its surety canceled all outstanding surety bonds that contained cancellation clauses. At the time the surety bonds were canceled, the Company’s surety bond portfolio had a face value of approximately $1.9 million in outstanding obligations, of which approximately $1.2 million of bonds were canceled. The surety canceled an additional $405,000 of bonds during 2002 by not renewing the bonds. As of March 31, 2003, none of the canceled bonds had been replaced. The remaining bonds, valued at $282,000, are noncancellable, unless the Company no longer needs them or does not perform its obligations under the bonds. The existing surety also refuses to underwrite any new surety bonds unless the Company provides 100% collateral for such bonds. The Company is actively working with the existing obligees of the bonds to provide the security they require, and another surety has offered to underwrite some new bonds or replace canceled bonds for the Company if the Company provides collateral for each bond. The Company’s inability to provide surety bonds to replace the canceled surety bonds or issue new surety bonds will have an adverse impact on its ability to provide service to some customers, especially government entities or other entities that generally require surety bonds. In addition, the requirement to provide collateral for any bond issued may have an adverse impact on the funds available for capital expenditures if the Company chooses to purchase the surety bond and provide the collateral. To maintain the Company’s existing surety obligations would require approximately $1.6 million of available funds and, depending on the perception of the Company’s financial condition, could increase the demand on the Company for additional surety bonds and therefore further restrict the Company’s available funds. The Company’s amended senior secured credit facility allows the Company to issue up to $2 million in bonds and other security interests to various entities. The amount allowable for bonds and other security interests may be increased by up to $3 million, for a total of $5 million, if the Company prepays principal amounts, in increments of $500,000 plus accrued and unpaid interest on such amounts, owing under the credit facility.

Legal Proceedings

In the normal course of business, the Company is subject to various litigation. In management’s opinion, there are no legal proceedings, other than those described below, pending against the Company that could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

BellSouth Deposit Contingency

The Company depends on BellSouth Telecommunications, Inc. (“BellSouth”) for the provision of wholesale telecommunications services under its interconnection agreements with BellSouth and pursuant to various access tariffs that BellSouth has filed with federal and state regulatory agencies. As previously reported, BellSouth requested by letter dated March 8, 2002 that the Company provide a $10 million security deposit by March 29, 2002 in connection with BellSouth’s provision of services to the Company. On March 28, 2002, the Company filed a petition for declaratory judgment in Georgia state court seeking a ruling from the court that, based upon the terms of the Company’s interconnection agreements with BellSouth, BellSouth may not require the Company to place a $10 million deposit with BellSouth as security for future payment for services to be rendered to the Company by BellSouth. BellSouth responded to the Company’s petition by seeking to have the matter heard before the Georgia Public Service Commission, rather than in Georgia state court. BellSouth filed a petition with the Georgia Public Service Commission seeking a

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

determination that the Company should be required to place a security deposit of approximately $17 million with BellSouth. BellSouth has subsequently withdrawn this petition. The Company is contesting both the requirement for, and the amount of, the requested deposit. BellSouth has revised its initial request to $3 million, and the Company is involved in discussions with BellSouth regarding the revised amount and industry deposit standards in general. Based on the Company’s payment history with BellSouth, including the fact that BellSouth received payments from the Company during its reorganization process, the Company’s strengthened liquidity position as a result of its reorganization, and other relevant factors, the Company does not believe BellSouth is entitled to any amount of the deposit it seeks. If it is determined that BellSouth is authorized to require a substantial deposit, the Company’s cash reserves may be insufficient to fund the deposit, which could have a material adverse effect on the Company’s ability to provide services to its customers.

BellSouth Interconnection Agreement

The Company’s interconnection agreements with BellSouth expire in June 2003. The Company is currently arbitrating the rates and terms of new agreements with BellSouth. The Company will continue to operate under terms of the existing agreements until new agreements are reached. The Company is unable to determine the impact, if any, these arbitration proceedings will have on its results of operations and financial condition.

Proceedings Affecting Rights-of-Way

A portion of the Company’s network runs through fiber optic cables owned by Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several landowners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. The Company became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi, has directed the Company not to use that portion of its fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. The Company has rerouted all of the circuits on the affected portion of its network so that it may continue to provide services to its customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit the Company’s use, the Company believes its potential liability for damages may be limited to the value of a permanent easement for that use. The Company cannot provide assurance in this respect, however, since the landowners are seeking damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for the Company’s use of the route. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

The Company initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which it seeks a declaratory judgment confirming its continued use of cables in Mississippi Power Company’s rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company, and the Company is seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although the Company has resolved the issue of its use of the rights-of-way with some of the defendants, the Company cannot provide assurance that it will be successful in either of these proceedings. The August 2001 proceeding was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which the Company was made a defendant, which was initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. Recently, both civil suits were dismissed by the district court. The order of dismissal in the civil action involving the 37 parcels of land has been appealed to the United States Court of Appeals for the Fifth Circuit. The Company has sought reconsideration of the order of dismissal in the civil action involving the 63 parcels of land. The Company cannot reasonably estimate the amount of any potential loss that may result from these proceedings.

The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida, by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. In March 2002, the court dismissed this matter

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

without prejudice on the basis, among others, that there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court has permitted the plaintiffs to amend their complaint to allege additional facts regarding the use of the rights-of-way to support the landowners’ contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

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

In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company has obtained use of rights-of-way for its fiber optic telecommunications network. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. The Company filed for summary judgment in December 2001 and the defendants subsequently also filed a motion for summary judgment. The court has not ruled on these motions. The defendants also have filed a counterclaim requesting, among other relief, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. The Company cannot reasonably estimate the amount of any potential loss if the defendants’ counterclaim is successful or if the court rules that it is not entitled to some or all of the rights to indemnification the Company is seeking.

In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and the Company by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of property located in Lamar County, Mississippi. Both plaintiffs were also defendants in the civil action described above which was filed by the Company against the owners of 37 parcels of land. The plaintiffs have not specified a particular dollar amount they are seeking in damages. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

In April and May 2002, 190 lawsuits were filed and, in October and December 2002, 30 lawsuits were filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, the Company and WorldCom, Inc. d/b/a MCI Group. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that WorldCom and/or the Company have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by WorldCom and the Company of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. Mississippi Power Company, WorldCom and the Company have denied all of the plaintiffs’ allegations. These actions are substantially similar to the other actions that the Company is defending in state and federal courts in Mississippi. Of the 190 lawsuits, the Company believes that it uses for the provision of telecommunications services only approximately 11 parcels of land across which the optical fiber of Mississippi Power Company extends. Later in 2002, the same counsel filed approximately ten additional lawsuits involving a line used by the Company. On August 5, 2002, Mississippi Power Company removed all actions involving WorldCom’s use of Mississippi Power Company’s rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending. The lawsuits involving only those lines being used by the Company remain pending in state court and are proceeding toward trial. The Company cannot reasonably estimate the amount of any potential loss that may result from these proceedings.

On April 19, 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi, against Mississippi Power Company, Southern Company Services and the Company. The plaintiff seeks to permanently enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff’s property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company and Southern

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company regarding the use of the fiber optic cable on the rights-of-way across the plaintiff’s property, proof that the use of the rights-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the rights-of-way, punitive damages of $1 million, and costs and expenses. Mississippi Power Company, Southern Company and the Company have denied all of the plaintiff’s allegations. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

On July 8, 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and the Company in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment, fraudulent concealment, fraud and fraudulent misrepresentation. The property owners are seeking rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The property owners are also seeking an accounting and unspecified monetary damages. Mississippi Power Company, Southern Company and the Company deny all the allegations. Although WorldCom is not a party to these actions, Mississippi Power Company has removed these actions involving WorldCom’s use of Mississippi Power Company’s rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss that may result from these proceedings.

On August 8, 2002, the Company was served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi, allege that Mississippi Power Company and the Company have violated the plaintiffs’ rights with regard to the use of Mississippi Power Company’s easement across the plaintiffs’ property. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation and conspiracy and seek an accounting and an unspecified amount of monetary damages. The Company denies all such allegations. Although WorldCom is not a party to this action, Mississippi Power Company has removed this action to the United States District Court for the Southern District of Mississippi and requested the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

In September 2002, Mississippi Power Company and the Company were served with a summons and complaint filed in a civil action in the Circuit Court of Jasper County, Mississippi. The landowners of 75 parcels of property located in various Mississippi counties allege that Mississippi Power Company and the Company have violated the landowners’ rights with regard to the use of Mississippi Power Company’s easements across the landowners’ property in a manner similar to that challenged in other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy and seek for each plaintiff $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of gross revenues derived from use of the rights-of-way and court costs. The Company denies all allegations. Although WorldCom is not a party to this action, Mississippi Power Company has removed this action to the United States District Court for the Southern District of Mississippi and requested the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

In November 2002, a civil action was filed in the Superior Court of Walton County, Georgia, against Georgia Power Company and the Company. The plaintiff, claiming to be representative of a class of all landowners over which Georgia Power Company has facilities, alleges that the documents granting Georgia Power Company the rights to cross the plaintiff’s property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. The civil action claims trespass and unjust enrichment. There are no specified dollar amounts demanded in the complaint, but the relief sought includes compensatory damages, punitive damages, attorney fees and injunctive relief requiring the removal of the fiber optic facilities from the plaintiff’s land. Georgia Power Company and the Company deny the allegations. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

In December 2002, two civil actions were filed against Mississippi Power Company and the Company in the Circuit Court of Smith County, Mississippi, by a single attorney alleging trespass in that the documents granting Mississippi Power Company the rights to cross the plaintiffs’ property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. The plaintiffs allege that the Company is using such rights-of-way across the plaintiffs’ property, but

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company does not have sufficient information from the complaint or otherwise to determine where the plaintiffs’ property is located. The Company does not utilize rights-of-way in Smith County, Mississippi, where these civil actions were filed. However, one of the actions involves multiple plaintiffs and has been removed by Mississippi Power Company to the United States District Court for the Southern District of Mississippi because some parcels of land are crossed by a line used by WorldCom. The Company cannot reasonably estimate the amount of any potential loss that may result from these proceedings.

On March 11, 2003, a complaint was filed against the Company in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, claim to be owners of the land across which certain rights-of-way of Kansas City Southern Railroad (“KCS”) and Illinois Central Railroad (“IC”) are located. Pursuant to agreements with KCS and IC, the Company utilizes certain fiber optic cable within the rights-of-way of KCS and IC across Mississippi. The plaintiffs claim that the documents granting the rights-of-way to KCS and IC do not permit the installation and operation of telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorney fees, an accounting of amounts paid to KCS and IC and declaratory relief regarding the parties’ rights. The Company denies the allegations, but has counter-claimed for the certification of a class of counter-defendants. The Company seeks a declaration that it has the right to use the rights-of-way or, alternatively, to condemn such rights. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

Other Rights-of-Way Contingency

The Company has obtained a portion of its rights-of-way under an agreement with Southern Telecom, Inc. and its affiliates that provides for significant annual fixed payments by the Company through 2020. Upon the occurrence of certain events specified in the agreement, including a change of control of ITC^DeltaCom, as defined, the annual payments would be terminated and the Company would be required to make a one-time payment. The amount of this one-time payment would be approximately $19.7 million if such an event were to occur before August 1, 2003 and could be greater than such amount if such an event were to occur thereafter. Any such one-time payment would reduce the Company’s capital lease obligations. Such a reduction would total approximately $9.5 million if such an event were to occur before August 1, 2003. On January 24, 2003, Southern Telecom filed a civil action against the Company in the Circuit Court of Troup County, Georgia, alleging that the Company breached the Southern Telecom agreement by failing to make payments to Southern Telecom of $123,288 by November 29, 2002 and $19,615,178 by January 28, 2003, for a total of approximately $19.7 million, that were triggered by an alleged “change of control” of ITC^DeltaCom, as that term is defined in the agreement. Southern Telecom contends that a “change of control” occurred on October 29, 2002, when the Company’s plan of reorganization became effective. In its answer to the complaint, the Company denied that a “change of control,” as defined in the agreement, occurred and further denied that the amounts claimed by Southern Telecom are due under the agreement. The Company cannot reasonably estimate the amount of any potential loss.

Reciprocal Interconnection Charges

In September 2000, the Company reached a settlement with BellSouth related to the Company’s long-standing dispute over BellSouth’s payment of reciprocal compensation for local calls placed by customers of BellSouth and terminated to customers of the Company, including calls terminated to the Company’s Internet service provider customers (the “Settlement Agreement”). The Settlement Agreement provides for the settlement of all amounts claimed by the Company to be due for past reciprocal compensation at rates consistent with or in excess of amounts previously recognized by the Company as operating revenue, and establishes rates for all reciprocal compensation traffic on the Company’s network for 2001 and 2002. The Company recognized a one-time net benefit of approximately $14.3 million for the year ended December 31, 2000 related to prior-period amounts of reciprocal compensation.

The Settlement Agreement provided for a cash payment of approximately $53 million, which BellSouth made in October 2000. This payment represented payment for reciprocal compensation amounts previously billed to BellSouth and for estimated reciprocal compensation billings for the period from the date of the Settlement Agreement through December 31, 2000 and for 2001. The portion of the payment related to 2001 was subject to reconciliation procedures. Under the initial reconciliation procedure that occurred in July 2001, the Company repaid $5.5 million to BellSouth, which represented the difference between the forecasted amount of reciprocal compensation upon which the prepayment was based and the actual amount of reciprocal compensation generated by BellSouth during the first six months of 2001 and a revised forecasted amount for the last six months of 2001. This repayment had no effect on the Company’s recorded revenues for 2001, because the Company recognizes reciprocal compensation revenue as it is earned. The repayment was recorded as a reduction to deferred revenue. The portion of the prepayment related to 2001 reciprocal compensation was subject to additional reconciliation procedures covering the last six

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

months of 2001. The Company was not required to repay additional amounts to BellSouth as a result of the additional 2001 reconciliation procedures.

The Settlement Agreement also provided for the prepayment by BellSouth of an additional amount to the Company in December 2001 related to expected reciprocal compensation traffic levels in 2002. The Company received a prepayment from BellSouth of $17.6 million in December 2001 related to this provision of the Settlement Agreement. This additional amount was subject to quarterly reconciliation procedures based upon the actual amount of reciprocal compensation traffic during 2002. As a result, the Company repaid $1.8 million of the 2002 reciprocal compensation prepayment. The Company is disputing BellSouth’s claim that an additional $1.8 million repayment is due under the reconciliation procedures. The Company has reached an agreement in principle with BellSouth that will, subject to the execution of definitive documentation, eliminate the additional $1.8 million prepayment dispute and settle numerous other service issues. The agreement in principle resulted in a one-time reduction in interconnection revenues of approximately $500,000, and a one-time benefit in the Company’s cost of services of approximately $950,000 as a result of the settlement of a switched access dispute. The Company recognized these items during the three months ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various factors, including those discussed below and under the caption “Business—Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2002. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended December 31, 2002 and the financial statements and related notes thereto.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand dollars and dollar amounts of less than $1 million to the nearest thousand dollars.

Reorganization

We filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code on June 25, 2002. On October 17, 2002, the United States Bankruptcy Court entered an order confirming our plan of reorganization. We consummated our reorganization under the plan on October 29, 2002. As a result of our reorganization, we cancelled $515 million in debt, including accrued and unpaid interest.

We adopted the provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” upon commencement of the bankruptcy proceedings. On October 29, 2002, we implemented fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization value of ITC^DeltaCom was allocated to our assets and liabilities, our accumulated deficit was eliminated and our new equity was issued in accordance with our plan of reorganization as if we were a new reporting entity. As a consequence of our reorganization and in accordance with SOP 90-7, we have separately presented our financial results in the accompanying unaudited consolidated financial statements and in other portions of this report as follows: results for the period from January 1, 2002 to March 31, 2002 are reported under “Predecessor”; and the results for the period from January 1, 2003 to March 31, 2003 are reported under “Successor.” As discussed below under “—Results of Operations,” financial information for the three months ended March 31, 2003 is not comparable in certain respects to the financial information for prior periods as a result of the implementation of fresh start reporting.

Segment Disclosure

As a result of cost-reducing measures implemented in connection with our reorganization and the changing environment of the telecommunications business, beginning with the first quarter of 2003, we consolidated our broadband transport services segment into our retail services segment, which will be managed and reported as a single business segment. These services have similar network operations and technology requirements, are regulated by the same authorities and are managed directly by our executives.

Overview

We provide voice and data telecommunications services to businesses in the southern United States on a retail basis and regional telecommunications transmission services to other telecommunications companies on a wholesale basis using our network. In connection with these businesses, we own, operate or manage an extensive fiber optic network in the southern United States. We also provide customers with colocation services, managed services and professional services primarily through our data center in Suwanee, Georgia.

We provide our retail telecommunications services individually or in a bundled package tailored to the business customer’s specific needs. We derive our retail telecommunications revenues from the following sources:

•	sales of integrated telecommunications services, including local exchange, long distance, enhanced data and Internet services, to end-user customers;

•	sales of nonrecurring equipment and professional services to end-user customers; and

•	sales of colocation services, managed services and professional services through our data center operations.

We derive our wholesale telecommunications revenues from the following sources:

•	sales of transmission services primarily using our network to other telecommunications companies;

•	sales of local dial-up services to Internet service providers for use in their provision of services to their customers; and

•	sales of wholesale long distance services for resale by other telecommunications carriers.

As of March 31, 2003, we provided services to approximately 19,990 end-user, retail customers, which were served by 36 branch offices. As of March 31, 2003, we had sold approximately 242,572 access lines, excluding lines that had been disconnected or canceled. Of these access lines, approximately 235,297 had been installed as of March 31, 2003. Of the lines we have sold, customers who purchase lines on a retail basis purchased 180,610 lines and Internet services providers, who purchase lines on a wholesale basis, purchased 61,962 lines. Of the lines in service, 176,026 lines related to retail customers and 59,271 lines related to Internet service provider customers.

As of March 31, 2003, we owned or managed approximately 10,088 route miles of a fiber optic network which covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of the same date, our network extended to approximately 188 points of presence, which are the locations along our network where we are able to deliver telecommunications traffic to, and receive telecommunications traffic from, other carriers for further transmission or ultimate delivery to an end-user. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller cities where, in several of the smaller markets, our only competitor is the incumbent local telephone company. As of March 31, 2003, we owned approximately 6,143 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,945 route miles of network owned and operated by these three utilities. The agreement we have with Florida Power & Light Company expired during the three months ended March 31, 2003, but we concluded an agreement for a two-month extension. We expect that if a new extension or agreement is not completed, the existing business under the current agreement would continue unabated for 12 months after Florida Power & Light Company sends a termination notice.

During the three months ended March 31, 2003, our operational achievements included the following:

•	we continued our effective cash management with $47.5 million in cash and cash equivalents as of April 30, 2003, including $18.5 million in restricted cash, after normal first quarter working capital requirements for prior-year compensation and property tax accruals and the prepayment of current year insurance expenses;

•	we increased revenues from our integrated telecommunications services, which include local exchange, long distance, enhanced data and Internet services, by 14% over the first quarter of 2002;

•	we increased local service revenues by 21% over the first quarter of 2002; and

•	we reduced selling, operations and administration expense by 13% from the first quarter of 2002.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except branch office, colocation and switch data, are rounded.

	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Branch offices	36	35	35	35	35
Business customers served-end users(1)	19,990	19,590	18,680	17,730	16,560
Route miles	10,088	10,088	9,980	9,980	9,980
Colocations	185	185	180	179	178
Voice switches	12	12	12	12	12
Frame relay/ATM switches(2)	43	44	44	46	88
“Next generation” voice switches(3)	42	42	47	48	48
Number of employees	1,820	1,830	1,875	1,910	2,000

(1)	Reflects the combination of certain customers’ multiple accounts into a single customer account.
(2)	Reflects the combination of previously reported asynchronous transfer mode, frame relay and Passport switches. The decrease in the number of such switches from March 31, 2002 to June 30, 2002 resulted primarily from the removal of 36 Passport switching facilities from our network during the second quarter of 2002.
(3)	Composed of all voice switches other than our Nortel DMS500 voice switches, which are shown above under “Voice switches.”

We generally provide our services to the following two types of customers: (1) ultimate end-users that purchase our services on a retail basis; and (2) other communications companies that purchase our services on a wholesale basis in connection with their provision of services to their customers. The following tables present information about our revenues generated by our retail customers and wholesale customers and about telephone access lines installed for and sold to each type of customer. The dollar amounts are shown in thousands.

	Three Months Ended March 31,
	2003	2002
Retail customer revenues:
Local	$29,849	$24,740
Long distance	17,375	16,263
Enhanced data	16,199	14,428

Integrated telecom revenue	63,423	55,431
Equipment and other	10,879	12,074

Total retail revenues	$74,302	$67,505

Wholesale customer revenues:
Broadband revenues	$18,875	$22,727
Local/interconnection revenues	3,184	14,699
Long distance and data	1,119	3,268
Other	1,594	1,149

Total wholesale revenues	$24,772	$41,843

Retail lines sold(1)	180,610	153,510
Wholesales lines sold(1)	61,962	134,228

Total lines sold(1)	242,572	287,738

Retail lines installed	176,026	145,494
Wholesales lines installed	59,271	130,341

Total lines installed	235,297	275,835

Lines installed/sold percentage:
Retail customers	97%	95%
Wholesale customers	96%	97%

(1)	Reported net of lines disconnected or canceled.

Results of Operations

The following tables present, for the periods indicated, selected statements of operations data in dollars and as a percentage of revenues. The dollar amounts are shown in thousands.

	Three Months Ended March 31,
	2003	%	2002	%
Operating revenues	$99,074	100	$109,348	100
Cost of services	47,984	48	50,989	47

Gross margin	51,090	52	58,359	53

Selling, operations and administration	36,894	37	42,256	39
Depreciation and amortization	14,511	15	31,983	29
Stock-based deferred compensation	221	—	—	—

Total operating expenses	51,626	52	74,239	68

Operating loss	$(536)	—	$(15,880)	(15)

EBITDA	$13,975	14	$16,103	15

EBITDA represents operating loss before depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States. For a quantitative reconciliation of the differences between EBITDA and operating loss, as operating loss is calculated in accordance with generally accepted accounting principles, see “— Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002—EBITDA” below. EBITDA may not be comparable to similarly titled measures reported by other companies.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Operating Revenues. Operating revenues decreased $10.2 million, or 9.4%, from $109.3 million for the three months ended March 31, 2002, which we refer to as the “2002 fiscal quarter,” to $99.1 million for the three months ended March 31, 2003, which we refer to as the “2003 fiscal quarter.” The change in these revenues was primarily attributable to the following factors:

•	a decrease of $5.2 million in local reciprocal compensation revenues, which resulted from a 41% decrease in the minutes used, a 33% decrease in the rate for minutes used and a one-time reduction from a reconciliation of reciprocal compensation revenues of $500,000 with BellSouth;

•	a decrease of $6.8 million in sales of local dial-up services to Internet service provider customers, which resulted primarily from a 61% decrease in the average number of installed lines; and

•	a decrease of $3.9 million in sales of transmission services to other telecommunications companies, which resulted primarily from a decrease of 35% in the average rate for such services and the cancellation of these services by some customers.

The effects of the foregoing decreases were partially offset by the following factors:

•	an increase of $4.2 million from our sales of local exchange services to businesses, which was primarily attributable to a 24% increase in the number of installed lines; and

•	an increase of $1.5 million from our sales of Internet access services to businesses, which resulted primarily from a 58% increase in the average number of customers.

We expect continued growth during the remainder of 2003 in our local exchange, enhanced data and Internet access services, especially through our T-1-based products for businesses customers and our bundled products for residential customers. We do not expect significant growth, if any, in our nonrecurring sales of telephone systems, software and related equipment. We expect that our sales of wholesale transmission services to other telecommunications companies will continue to decline during the remainder of 2003. We expect our sales of local dial-up services to Internet service providers to stabilize during the second quarter of 2003 and increase slightly during the remainder of 2003.

Cost of Services. Cost of services decreased $3.0 million from $51.0 million for the 2002 fiscal quarter to $48.0 million for the 2003 fiscal quarter. Cost of services as a percentage of operating revenues increased to 48.4% for the 2003 fiscal quarter from

46.6% for the 2002 fiscal quarter. The decrease in cost of services for the 2003 fiscal quarter was primarily attributable to the following factors:

•	a decrease of $1.9 million, or 38%, in costs associated with the sale of services purchased from other telephone companies and resold to our retail customers, which resulted from a decrease in our provision of these services;

•	a decrease of $1.4 million, or 25%, in costs associated with the sale of our nonrecurring equipment sales and professional services through our data center; and

•	a decrease of $1.1 million, or 32%, in access and other network costs used in our provision of transmission services to our wholesale customers, which resulted primarily from a decrease in this business.

The effects of the foregoing decreases were partially offset by an increase of $1.1 million, or 49%, in costs associated with our purchase of unbundled network element platform services from local telephone companies for the provision of services to our retail customers.

The increase in our cost of services as a percentage of revenues for the 2003 fiscal quarter was primarily attributable to a reduction in wholesale sales of transmission services to other telecommunications companies, which generally generate higher gross margins.

Selling, Operations and Administration Expense. Selling, operations and administration expense decreased $5.4 million from $42.3 million, or 38.6% of revenues, for the 2002 fiscal quarter to $36.9 million, or 37.2% of revenues, for the 2003 fiscal quarter. These decreases were primarily attributable to a decrease of $4.1 million in sales, other personnel and related expenses and of $1.2 million in general and administrative costs related to a reduction in the average number of employees. These reductions resulted primarily from our reorganization in October 2002 and our restructurings. During the 2003 fiscal quarter, we incurred additional selling, operations and administration expense related to additional professional services fees related to a particular industry issue and our consumer services initiative. We expect that the additional professional services fees related to this issue will decrease during the remainder of the year and that the expenses associated with our consumer services initiative will be offset as that service offering matures.

Depreciation and Amortization. Depreciation and amortization expense decreased $17.5 million from $32.0 million for the 2002 fiscal quarter to $14.5 million for the 2003 fiscal quarter. The decrease in depreciation and amortization expense resulted primarily from the revaluation of our assets as a result of our reorganization in October 2002. The revaluation resulted in a write-down of $198.8 million of property, plant and equipment and of $29.4 million of intangibles, including goodwill. We expect depreciation and amortization to be significantly lower in 2003 than in 2002 as a result of our reorganization.

Interest Expense. Interest expense decreased $11.5 million from $15.0 million for the 2002 fiscal quarter to $3.5 million for the 2003 fiscal quarter. The decrease was primarily attributable to our elimination of $515 million principal amount of debt as a result of our reorganization. We expect our interest expense to be significantly lower in 2003 than in 2002 as a result of the cancellation of this debt.

EBITDA. EBITDA represents operating loss before depreciation and amortization. EBITDA decreased $2.1 million from $16.1 million for the 2002 fiscal quarter to $14.0 million for the 2003 fiscal quarter.

The decrease in EBITDA was primarily attributable to the following factors:

•	a decrease of $5.2 million in local reciprocal compensation revenues, which is a higher-margin product;

•	a decrease of $3.9 million in revenues from our sales of transmission services to other telecommunications companies, which are generally higher-margin services, the effect of which was partially offset by a $1.1 million decrease in costs associated with such services; and

•	a decrease of $6.8 million in sales of local dial-up services to Internet service provider customers, which are generally higher-margin services.

The effects of the foregoing decreases were offset in part by the following factors:

•	an increase of $4.2 million in our sales of local exchange services and $1.5 million in our sales of Internet access services;

•	a decrease of $1.9 million in costs associated with the sale of services purchased from other telephone companies; and

•	a decrease of $5.4 million in selling, operations and administration expense.

We have included data with respect to EBITDA because we evaluate and project the performance of our business using several measures, including EBITDA. We consider this measure to be an important indicator of our performance, because it eliminates many differences among companies in financial, capitalization and tax structures, as well as some non-cash and non-operating charges to income. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and may not be comparable to similarly titled measures reported by other companies. EBITDA should not be considered an alternative to net income (loss) or operating income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of performance.

We believe that operating income (loss) is the financial measure calculated in accordance with generally accepted accounting principles that is most directly comparable to EBITDA. The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA and operating loss, as operating loss is calculated in accordance with generally accepted accounting principles:

	Three Months Ended March 31,
	2003	2002
Operating loss	$(536)	$(15,880)
Depreciation and amortization	14,511	31,983

EBITDA	$13,975	$16,103

Liquidity and Capital Resources

As of April 30, 2003, we had $47.5 million of cash and cash equivalents, including $18.5 million of restricted cash and cash equivalents. Based on this cash availability and our anticipated ability to continue to generate positive cash flows from operations, we do not currently require additional funding to finance our operations or to expand our business as currently planned.

During the 2003 fiscal quarter, we sold for approximately $1 million an account receivable of approximately $2.2 million, which represented the amount owed to us by WorldCom before it filed for bankruptcy under Chapter 11 of the Bankruptcy Code in 2002. We received the proceeds of this sale in April 2003.

During the 2003 fiscal quarter, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand.

Cash provided by (used in) operating activities was $6.0 million in the 2003 fiscal quarter and $(3.1) million in the 2002 fiscal quarter. Changes in working capital were $(4.7) million in the 2003 fiscal quarter and $(5.0) million in the 2002 fiscal quarter. The changes in the 2003 and 2002 fiscal quarters were primarily attributable to an increase in accounts receivable and prepaid expenses, and a decrease in unearned revenue and accrued compensation and other accrued liabilities, the effect of which was partially offset by a decrease in inventory and an increase in accounts payable and accrued interest.

Cash used for investing activities was $7.0 million in the 2003 fiscal quarter and $12.3 million in the 2002 fiscal quarter. The cash used in these quarters was primarily applied to fund capital expenditures. We made capital expenditures of $7.0 million in the 2003 fiscal quarter and $12.3 million in the 2002 fiscal quarter.

Cash used for financing activities was $598,000 in the 2003 fiscal quarter and $702,000 in the 2002 fiscal quarter. Cash used for financing activities in the 2003 and 2002 fiscal quarters consisted primarily of repayments of long-term debt, capital lease obligations and other indebtedness.

We have various contractual obligations and commercial commitments. The following table sets forth the annual payments, exclusive of interest payments, we are required to make under contractual cash obligations and other commercial commitments at March 31, 2003 (in thousands):

		Payments Due by Period
	Total	2003	2004-2005	2006-2007	After 2007
Long-term debt-credit facility	$155,200	$1,200	$3,200	$150,800	$—
Capital lease obligations	46,557	889	27,258	10,881	7,529
Other long-term liabilities	10,575	3,250	7,325	—	—

Subtotal	212,332	5,339	37,783	161,681	7,529
Operating leases	57,562	12,862	19,821	13,842	11,037
Unconditional purchase obligations	2,965	2,965	—	—	—

Totals	$272,859	$21,166	$57,604	$175,523	$18,566

We do not have off-balance sheet financing arrangements other than our operating leases. We estimate that total interest payments of approximately $3.4 million will become due and payable under our senior credit facility, capital lease obligations and other long-term liabilities during each of our fiscal quarters ending June 30, September 30 and December 31, 2003.

As previously reported, and as discussed in note 5 to the condensed consolidated financial statements appearing elsewhere in this report, Southern Telecom, Inc. filed a civil action against us in January 2003, alleging that we breached our fiber optic facilities and services agreement with Southern Telecom by failing to pay Southern Telecom approximately $125,000 by November 29, 2002 and approximately $19.6 million by January 28, 2003, for a total of approximately $19.7 million, that it alleges became due and payable as a result of a change of control of ITC^DeltaCom that it claims resulted from our reorganization in October 2002. In our response, we have denied that a change of control, as defined in the agreement, has occurred and further have denied that we owe the amounts specified in the complaint. Under our credit facility agreement, we are currently required to maintain, in a segregated account, cash and cash equivalents in an amount of $18.5 million, which we may use solely to pay any amounts for which we may become liable upon the occurrence of a change of control under our agreement with Southern Telecom. If we are required to make a change of control payment under the agreement, the funds we have available for other uses related to the operation or expansion of our business would be significantly reduced.

At March 31, 2003, we had entered into agreements with vendors to purchase approximately $3.0 million of property, plant and equipment and services in 2003 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. In the 2003 fiscal quarter, we made net capital expenditures of approximately $7.0 million. We currently estimate that our remaining aggregate capital requirements for 2003 will total approximately $25.0 million to $30.0 million. We currently expect that our capital expenditures in 2003 will be used primarily for the continued addition of telecommunications equipment and related installation charges in connection with our local and data telecommunications services and infrastructure enhancements, principally for information systems. The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological, economic and competitive developments, including market developments and new opportunities, or in the event we decide to make acquisitions or enter into joint ventures or strategic alliances, in our industry.

In November 2000, we entered into a purchase agreement with Nortel Networks, Inc. for the purchase of telecommunications equipment and services. The agreement provides for specified volume discounts if we purchase at least $250 million of equipment and services from Nortel Networks before a deadline that has been extended to June 2003. If we purchase less than $250 million of equipment and services, the agreement provides that we will be required to pay to Nortel a portion of the difference between the commitment and the amount actually purchased. Based on our actual and forecasted purchases under the agreement, we may be required to pay Nortel Networks approximately $3.5 million to $3.8 million. In addition, Nortel Networks has deployed approximately $6.6 million of equipment under terms providing that payment is due when we place the deployed equipment into service. Based on our current schedule for placing this equipment into service, we may be required to pay $6.6 million, depending on our need for capacity. Under other terms of this agreement, we are required to purchase, or pay for, an additional $10 million of equipment by the fourth quarter of 2003.

We have reached an agreement in principle with Nortel Networks to modify our obligations under the existing agreement. If the agreement in principle is reflected in a new definitive agreement executed by us and Nortel Networks, we expect that we will not be required to make the estimated $3.5 million to $3.8 million payment described above, that we will be able to use approximately $4 million in accumulated vendor credits to reduce to approximately $12 million our estimated remaining payment obligations of approximately $16 million under the existing agreement, and that we will be obligated to make equipment-related payments to Nortel Networks of $1 million quarterly from the first quarter of 2003 through the fourth quarter of 2005. As a result of the agreement in principle, we have recorded a current liability of $4.1 million and a long-term liability of $6.5 million in the accompanying condensed consolidated balance sheets at March 31, 2003. We made our first payment under the agreement in principle on April 1, 2003 and expect to execute a definitive agreement before the June 2003 deadline referred to above.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $155.2 million of borrowings outstanding under our senior credit facility as of March 31, 2003. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $155.2 million of our outstanding borrowings under the senior credit facility accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $155.2 million of variable-rate debt at March 31, 2003 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

Item 4. Controls and Procedures

Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chairman and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, our Chairman and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ITC^DeltaCom (including its consolidated subsidiaries) required to be included in our periodic filings with the Securities and Exchange Commission.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a party or otherwise subject to various legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and a proceeding in which a provider of rights-of-way alleges that the Company failed to make a payment of $19.7 million upon a purported “change of control” of ITC^DeltaCom that the provider alleges occurred upon completion of the Company’s plan of reorganization in October 2002. Information about some of these proceedings was provided in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. For information about these proceedings, see note 5 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 5 under the captions “Proceedings Affecting Rights-of-Way” and “Other Rights-of-Way Contingency,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

ITC^DeltaCom files herewith the following exhibit:

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b) Reports on Form 8-K

The following Current Reports on Form 8-K were filed by ITC^DeltaCom during the period covered by this report:

Filing Date of Report	Item Reported
March 27, 2003	Item 7 (Press release reporting financial results for year and quarter ended December 31, 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: May 15, 2003	By:	/s/ DOUGLAS A. SHUMATE
Douglas A. Shumate
Senior Vice President-Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

CERTIFICATIONS

I, Larry F. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ITC^DeltaCom, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ LARRY F. WILLIAMS
Larry F. Williams Chairman and Chief Executive Officer

I, Douglas A. Shumate, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ITC^DeltaCom, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003	/s/ DOUGLAS A. SHUMATE
Douglas A. Shumate Senior Vice President-Chief Financial Officer

Exhibit Index

Number	Exhibit Description

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).