Form 10-Q
period 2003-06-30
ITC DELTACOM INC
filed 2003-08-14
CIK 1041954

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Outstanding at July 31, 2003
Common Stock, $.01 par value	44,848,300 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,908	$30,554
Restricted cash	19,685	9,285
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $6,294 and $7,344 in 2003 and 2002, respectively	52,917	48,157
Affiliate	261	3,375
Inventory	3,682	4,572
Prepaid expenses	6,600	3,542

Total current assets	116,053	99,485

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $36,077 and $8,470 in 2003 and 2002, respectively	401,904	417,144

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $1,693 and $427 in 2003 and 2002, respectively	24,070	25,453
Restricted cash	0	9,250
Other assets	3,229	2,188

Total other long-term assets	27,299	36,891

Total assets	$545,256	$553,520

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable:
Trade	$40,134	$34,622
Construction	1,326	2,004
Accrued interest	1,274	598
Accrued compensation	5,030	6,671
Unearned revenue	15,633	15,736
Other accrued liabilities	16,577	19,173
Current portion of other long-term liabilities	4,185	3,250
Current portion of long-term debt and capital lease obligations	7,970	2,703

Total current liabilities	92,129	84,757

LONG-TERM LIABILITIES:
Other long-term liabilities	5,601	7,325
Long-term debt and capital lease obligations	192,766	199,668

Total long-term liabilities	198,367	206,993

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $.01; 665,000 shares designated Series A; 310,292 and 300,000 shares issued and outstanding in 2003 and 2002, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	25,833	24,525

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 44,848,300 and 44,750,000 shares issued and outstanding in 2003 and 2002, respectively	448	447
Additional paid-in-capital	238,578	237,886
Warrants outstanding	2,122	2,122
Deficit	(12,221)	(3,210)

Total stockholders’ equity	228,927	237,245

Total liabilities and stockholders’ equity	$545,256	$553,520

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share data)

	Successor (Note 1)	Predecessor (Note 1)	Successor (Note 1)	Predecessor (Note 1)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating revenues	$102,483	$108,611	$201,557	$217,959
Cost of services (exclusive of items show separately below)	50,561	50,247	98,545	101,236

Gross margin	51,922	58,364	103,012	116,723

Operating expenses:
Selling, operations and administration	37,391	41,925	74,286	84,181
Depreciation and amortization	14,489	31,032	29,000	63,015
Stock based deferred compensation	221	—	442	—
Special charges	—	223	—	223

Total operating expenses	52,101	73,180	103,728	147,419

Operating loss	(179)	(14,816)	(716)	(30,696)

Other income (expense):
Interest expense (contractual interest was $15.1 million and $30.1 million for the three and six months ended June 30, 2002)	(3,463)	(14,474)	(6,987)	(29,480)
Interest income	117	104	199	227
Other expense, net	—	(291)	—	(274)

Total other expense, net	(3,346)	(14,661)	(6,788)	(29,527)

Loss before reorganization items and income taxes	(3,525)	(29,477)	(7,504)	(60,223)
Reorganization items (Note 2)	—	3,217	—	3,217

Loss before income taxes	(3,525)	(32,694)	(7,504)	(63,440)
Income tax expense	—	—	—	—

Net loss	(3,525)	(32,694)	(7,504)	(63,440)
Preferred stock dividends and accretion (contractual dividend was $1.5 million and $2.9 million for the three and six months ended June 30, 2002, respectively) (Note 2)	(760)	(2,060)	(1,508)	(4,210)

Net loss applicable to common stockholders	$(4,285)	$(34,754)	$(9,012)	$(67,650)

Basic and diluted net loss per common share	$(0.10)	$(.56)	$(.20)	$(1.08)

Basic and diluted weighted average common shares outstanding	44,848,300	62,364,768	44,841,201	62,364,768

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Successor (Note 1)	Predecessor (Note 1)
	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,504)	$(63,440)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	29,000	63,015
Stock based compensation	442	—
Special charges	—	223
Amortization of debt issuance costs	291	1,165
Changes in current operating assets and liabilities:
Accounts receivable, net	(1,647)	2,770
Inventory	890	823
Prepaid expenses	(3,058)	(1,890)
Accounts payable	5,512	(1,818)
Accrued interest	676	15,361
Unearned revenue	(103)	(11,318)
Accrued compensation and other accrued liabilities	(4,186)	(2,124)

Total adjustments	27,817	66,207

Cash provided by (used in) operating activities	20,313	2,767

Cash flows from investing activities:
Capital expenditures	(12,406)	(16,876)
Change in accrued construction costs	(678)	(5,002)
Other	29	11
Payment for merger costs	(1,331)	—

Cash used in investing activities	(14,386)	(21,867)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(2,423)	(1,236)

Change in assets restricted for contingencies	(1,150)	—

Other	—	(4)

Cash used in financing activities	(3,573)	(1,240)

Increase (decrease) in cash and cash equivalents	2,354	(20,340)
Cash and cash equivalents at beginning of period	30,554	41,043

Cash and cash equivalents at end of period	$32,908	$20,703

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Cash paid for interest	$6,025	$12,950

Cash paid (refunds received) for income taxes, net	$(441)	$3

Cash paid for reorganization items	$—	$4,222

NONCASH TRANSACTIONS:

Preferred stock dividends and accretion	$1,508	$4,210

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated voice and data telecommunications services on a retail basis to businesses and residential customers in the southern United States and regional telecommunications transmission services over its network on a wholesale basis to other telecommunications companies. Retail services include local exchange services, long distance services, calling card and operator services, asynchronous transfer mode, frame relay, and high capacity broadband private line services, as well as Internet access and customer premise equipment sales, installation and repair. As part of its retail services, the Company also provides colocation, Web server hosting and other services integral to operating important business applications over the Internet. In connection with these services, the Company owns, operates or manages an extensive fiber optic network, which extends throughout ten southern states.

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh start reporting effective on October 30, 2002 (Note 2), the financial information presented in the consolidated statements of operations and cash flows for the three and six months ended June 30, 2003 are not comparable in certain respects to the financial information for prior periods. The presentation of financial information of the “Predecessor Company” represents the Company’s financial information for the specified period prior to the Company’s adoption of fresh start reporting. The presentation of financial information of the “Successor Company” represents the Company’s financial information for the specified period following the Company’s adoption of fresh start reporting upon completion of the bankruptcy proceedings.

Segment Disclosure

As a result of cost-reducing measures implemented in connection with the Company’s reorganization and the changing environment of the telecommunications business, beginning with the first quarter of 2003, the Company consolidated its broadband transport services segment into its retail services segment, which is managed and reported as a single business segment. These services have similar network operations and technology requirements, are regulated by the same authorities and are managed directly by the Company’s executives. The Company also has a corporate segment, which has no operations.

Liquidity

The Company has experienced operating losses as a result of efforts to build and enhance its network infrastructure, hire personnel, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and expanding its network operations. Accordingly, the Company expects that its cost of services will increase and that its capital expenditures will be significant. In addition, the Company may further reduce some of its prices to respond to a changing competitive environment. While the Company has realized cost efficiencies in its operations through its restructurings, thereby reducing its selling, operations and administration expense, these factors may continue to have a negative impact on the Company’s short-term operating results. Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC^DeltaCom, is the borrower under a senior secured credit facility, of which $154.4 million in principal amount was outstanding as of June 30, 2003. The Company is also subject to capital lease commitments (Note 4) and operating lease and other long-term commitments.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for the fair presentation of the unaudited, condensed consolidated financial statements have been included, and the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003.

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

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except share data)
Net loss applicable to common stockholders
As reported	$(4,285)	$(34,754)	$(9,012)	$(67,650)
Add: total stock-based employee compensation expense included in net loss	221	—	442	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(724)	(1,996)	(1,442)	(3,992)

Pro forma	$(4,788)	$(36,750)	$(10,012)	$(71,642)

Basic and diluted net loss per common share
As reported	$(.10)	$(.56)	$(0.20)	$(1.08)
Pro forma	$(.11)	$(.59)	$(.22)	$(1.15)

2. Chapter 11 Bankruptcy Proceedings

On June 25, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On October 17, 2002, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization, and the Company consummated the plan of reorganization on October 29, 2002 (the “Effective Date”). As part of the plan of reorganization, the Company eliminated $515 million in debt, including accrued and unpaid interest.

The Company adopted Fresh Start Reporting as of the Effective Date, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Fresh Start Reporting resulted in a new reporting entity with assets and liabilities adjusted to estimated fair value and beginning retained earnings set to zero. Liabilities subject to compromise were adjusted to zero in connection with their cancellation under the plan of reorganization. As a result of the application of Fresh Start Reporting and the recapitalization of the Company on the Effective Date, financial information in the accompanying condensed consolidated financial statements as of June 30, 2003 and December 31, 2002 and for the three and six months ended June 30, 2003 (collectively, the “Successor Period”) is presented on a different basis than the financial information for the three and six months ended June 30, 2002 (the “Predecessor Period”). Accordingly, such information is not comparable in certain respects.

Reorganization items are composed of items of expense that were realized or incurred by ITC^DeltaCom as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items for the three and six months ended June 30, 2002 consisted of the following (in thousands):

Professional fees and related expenses	$3,217

Professional fees and related expenses represent legal and financial advisory expenses directly related to the bankruptcy proceedings.

As of June 25, 2002, ITC^DeltaCom had accrued dividends on the then outstanding Series B preferred stock of $1.4 million and $2.8 million for the three and six months ended June 30, 2002, respectively. Contractual dividends were $1.5 million and $2.9 million for the three and six months ended June 30, 2002, respectively. Under the Bankruptcy Code, dividends on the Series B preferred stock did not accrue during the bankruptcy proceedings.

3. Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 requires classification of a mandatorily redeemable financial instrument as a liability unless the redemption is required to occur only upon the liquidation or termination of the issuer. Under SFAS No. 150, a mandatorily redeemable financial instrument is initially measured at fair value. The Company’s convertible redeemable preferred stock designated 8% Series A Convertible Redeemable Preferred Stock (the “Series A preferred stock”) is redeemable for cash at the option of the Company beginning three years after the initial issue date (October 29, 2002) and is mandatorily redeemable by the Company for cash on the tenth anniversary of the initial issue date. As a result, the Series A preferred stock is subject to the provisions of SFAS No. 150 effective July 1, 2003. In connection with the adoption of SFAS No. 150, the Company will initially measure the fair value of the Series A preferred stock at July 1, 2003, and will report the cumulative effect of a change in an accounting principle, if any. The Company believes the fair value of the Series A preferred stock at July 1, 2003 approximates its book value. The adoption of SFAS No. 150 will increase the Company’s reported liabilities by approximately $25.8 million. Dividends accrued as a liability prior to reclassification will not be reclassified as interest cost upon the Company’s adoption of SFAS No. 150.

4. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Senior secured credit facility	$154,400	$155,600
Capital lease obligations at varying interest rates, maturing through July 2020	46,336	46,771

Total long-term debt and capital lease obligations	200,736	202,371
Less current maturities	(7,970)	(2,703)

Total	$192,766	$199,668

5. Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to the Company’s restructurings in 2001 and 2002, which are recorded in accrued liabilities from January 1, 2003 through June 30, 2003 (in thousands):

	Balance at December 31, 2002	Accruals	Write-offs/ Payments	Balance at June 30, 2003
Restructuring charges:
Employee severance	$32	$0	$32	$0
Office space leases	697	0	307	390

Total	$729	$0	$339	$390

The Company expects to use the remaining restructuring accruals during the remainder of 2003 as additional payments are made under the terms of office space lease agreements.

In April 2003, in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective for exit or disposal activities initiated after December 31, 2002, the Company recognized $84,000 included as components of selling, operations and administration expense for one-time termination benefits (employee severance) paid to 17 involuntarily terminated employees. The Company did not terminate an entire function or department in this restructuring.

6. Commitments and Contingencies

At June 30, 2003, the Company had entered into agreements with vendors to purchase approximately $2.5 million of property, plant, equipment and services during 2003 related to the improvement and installation of switches, other network expansion efforts and certain services.

In November 2000, the Company entered into a purchase agreement with Nortel Networks Inc. for the purchase of telecommunications equipment and services. The agreement provided for specified volume discounts if the Company purchased at least $250 million of equipment and services from Nortel Networks before a deadline extended to June 2003. The agreement further provided that the Company would be required to pay to Nortel Networks a portion of any difference between the commitment amount and the amount it actually purchased before the deadline. Based on the Company’s actual and forecasted purchases under the agreement, the Company had estimated that it would have been required to pay Nortel Networks approximately $3.5 million to $3.8 million to satisfy these deficiency payment provisions. In addition, Nortel Networks deployed equipment under “pay as you grow” terms of this agreement which provided for payment by the Company at the time it placed the deployed equipment into service. The Company had approximately $16.5 million in purchase commitments remaining under these “pay as you grow” terms prior to its entry into the purchase and license agreement described below.

In June 2003, the Company entered into a purchase and license agreement with Nortel Networks that has modified and superseded the Company’s obligations under the 2000 purchase agreement, effective as of January 1, 2003. Under the purchase and license agreement, the Company is not required to make the estimated $3.5 million to $3.8 million payment described above. In accordance with the purchase and license agreement, the Company also has applied accumulated vendor credits to reduce to $12.0 million the payment obligations of approximately $16.5 million that had remained under the “pay as you grow” provisions of the 2000 purchase agreement, and extended the deadline for these payments to December 31, 2005. To satisfy these “pay as you grow” payment obligations, the Company is required to make payments to Nortel Networks of $1.0 million quarterly from the first quarter of 2003 through the fourth quarter of 2005. The Company made payments of $1.0 million on each of April 1 and July 1, 2003 pursuant to these obligations. To satisfy its purchase commitments under the purchase and license agreement, the Company is also required to purchase an additional $6.0 million of equipment or services from Nortel by December 31, 2005. As a result of the purchase and license agreement, the accompanying condensed consolidated balance sheets at June 30, 2003 include a current liability of $4.2 million and a long-term liability of $5.6 million, which represent the Company’s remaining “pay as you grow” purchase obligations to Nortel Networks as of June 30, 2003.

Surety Bonds

Some of the Company’s customers, especially government entities, require that the Company obtain surety bonds as a condition to its provision of service to them. In February 2002, because of the Company’s financial condition, its surety canceled all outstanding surety bonds that contained cancellation clauses. At the time the surety bonds were canceled, the Company’s surety bond portfolio had a face value of approximately $1.9 million in outstanding obligations, of which approximately $1.2 million of bonds were canceled. The surety canceled an additional $405,000 of bonds during 2002 by not renewing the bonds. As of June 30, 2003, none of the canceled bonds had been replaced. The remaining bonds, valued at $282,000, are noncancellable, unless the Company no longer needs them or does not perform its obligations under the bonds. The existing surety also refuses to underwrite any new surety bonds unless the Company provides 100% collateral for such bonds. The Company is actively working with the existing obligees of the canceled bonds to provide the security they require, and another surety has underwritten $900,000 of new bonds for which the Company provided cash equivalent collateral. Should the Company continue to be unable to provide surety bonds to replace the canceled surety bonds or issue new surety bonds, the Company’s ability to provide service to some customers, especially government entities or other entities that generally require surety bonds, could be adversely affected. In addition, the requirement to provide collateral for any bond issued may have an adverse impact on the funds available for capital expenditures if the Company chooses to purchase the surety bond and provide the collateral. To maintain the Company’s existing surety obligations requires approximately $1.5 million of restricted funds and, depending on the perception of the Company’s financial condition, could increase the demand on the Company for additional surety bonds and therefore further restrict the Company’s available funds. The Company’s amended senior secured credit facility allows the Company to issue pledges or deposits to secure obligations to secure public or statutory obligations and to issue up to an additional $2 million in bonds and other security interests to various entities. The amount allowable for bonds and other security interests may be increased by up to $3 million, for a total of $5 million, if the Company prepays principal amounts, in increments of $500,000 plus accrued and unpaid interest on such amounts, owing under the credit facility. As contemplated by the Company’s pending merger transaction with BTI Telecom Corp. (“BTI”) (Note 7) and the related commitment letter that proposes specified amendments to the credit facilities of the Company and BTI, the amount allowable for bonds and other security interests under the Company’s credit facility be increased upon completion of the merger to $4 million and, if the Company prepays specified amounts as indicated above, to $6 million. The contemplated increased limits do not include an additional $4 million limit related to existing BTI bonds and security interests.

BellSouth Interconnection Agreement

The Company’s interconnection agreements with BellSouth Telecommunications, Inc. (“BellSouth”) expired in June 2003. The Company is currently arbitrating the rates and terms of new agreements with BellSouth in Alabama, Georgia, Florida, North Carolina, Louisiana, and Tennessee. The Company expects to adopt the agreements between AT&T and BellSouth for South Carolina, Mississippi, and Kentucky. By adopting these agreements, the Company will assume the terms and conditions of such agreements that are applicable to AT&T. The Company expects to continue to operate under terms of the existing agreements until new agreements are reached. The Company is unable to determine the impact, if any, these arbitration proceedings will have on its results of operations and financial condition.

Legal Proceedings

In the normal course of business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in note 11 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 31, 2003. In management’s opinion, there are no legal proceedings, other than those described below or in such audited consolidated financial statements, pending against the Company that could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

On March 11, 2003, a complaint was filed against the Company in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are the owners of the land across which certain rights-of-way of Kansas City Southern Railroad (“KCS”) and Illinois Central Railroad (“IC”) are located. Pursuant to agreements with KCS and IC, the Company utilizes certain fiber optic cable within the rights-of-way of KCS and IC in Mississippi. The plaintiffs claim that the documents granting the rights-of-way to KCS and IC do not permit the installation and operation of telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorney fees, an accounting of amounts paid to KCS and IC and declaratory relief regarding the parties’ rights. The Company denies the allegations and has counter-claimed for the certification of a class of counter-defendants. The Company seeks a declaration that it has the right to use the rights-of-way or, alternatively, to condemn such rights. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

On July 10, 2003, a complaint was filed against the Company in the Fifth Judicial District Court for the Parish of Richland, State of Louisiana. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the land which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Pursuant to agreements with KCS and IC, the Company utilizes certain fiber optic cable within the rights-of-way of KCS and IC in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to KCS and IC do not permit the installation and operation of telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorney’s fees. The Company denies the allegations. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

Other Rights-of-Way Contingency

The Company has obtained a portion of its rights-of-way under an agreement with Southern Telecom, Inc. and its affiliates that provides for significant annual fixed payments by the Company through 2020. Upon the occurrence of certain events specified in the agreement, including a change of control of ITC^DeltaCom, as defined, the annual payments would be terminated and the Company would be required to make a one-time payment. The amount of this one-time payment would be approximately $19.7 million if such an event were to occur before August 1, 2003. The amount would be greater if such an event were to occur thereafter. Any such one-time payment would reduce the Company’s capital lease obligations. Such a reduction would total approximately $9.5 million if such an event were deemed to occur before August 1, 2003. On January 24, 2003, Southern Telecom filed a civil action against the Company in the Circuit Court of Troup County, Georgia, alleging that the Company breached the Southern Telecom agreement by failing to make payments to Southern Telecom of $123,288 by November 29, 2002 and $19,615,178 by January 28, 2003, for a total of approximately $19.7 million, that were triggered by an alleged “change of control” of ITC^DeltaCom, as that term is defined in the agreement. Southern Telecom contends that a “change of control” occurred on October 29, 2002, when the Company’s plan of reorganization became effective. In its answer to the complaint, the Company denied that a “change of control,” as defined in the agreement, occurred and further denied that the amounts claimed by Southern Telecom are due under the agreement. The Company’s motion for judgment on the pleadings in this matter was denied in July 2003.

Reciprocal Interconnection Charges

As reported in the Company’s annual report on Form 10-K for its fiscal year ended December 31, 2002, the Company reached a settlement in September 2000 with BellSouth related to the Company’s long-standing dispute over BellSouth’s payment of reciprocal compensation for local calls placed by customers of BellSouth and terminated to customers of the Company, including calls terminated to the Company’s Internet service provider customers (the “Settlement Agreement”). Among other items, the Settlement Agreement provided for the prepayment by BellSouth of an amount to the Company in December 2001 related to expected reciprocal compensation traffic levels in 2002. The Company received a prepayment from BellSouth of $17.6 million in December 2001 related to this provision of the Settlement Agreement. This amount was subject to quarterly reconciliation procedures based upon the actual amount of reciprocal compensation traffic during 2002. The Company repaid $1.8 million of the 2002 reciprocal compensation prepayment under these procedures, but BellSouth claimed that an additional $1.8 million repayment was due under these procedures. The Company subsequently reached an agreement with BellSouth that eliminated the additional $1.8 million prepayment dispute and settled numerous other service issues. The agreement resulted in a one-time reduction in interconnection revenues of approximately $500,000 and a one-time benefit in the Company’s cost of services of approximately $950,000 as a result of the settlement of a switched access dispute. The Company recognized these items during the three months ended March 31, 2003.

7. Subsequent Event

On July 2, 2003, the Company and its newly formed wholly-owned subsidiary entered into an agreement and plan of merger with BTI and Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Capital Partners III, L.P., WCAS Information Partners, L.P. and other named parties (collectively, the “Welsch Carson securityholders”), pursuant to which the Company will acquire BTI and certain of the Welsh Carson securityholders will purchase a new issue of the Company’s convertible redeemable preferred stock.

Under the merger agreement, the Company’s newly formed subsidiary will be merged with and into BTI. BTI will be the surviving corporation of the merger and will become a wholly-owned subsidiary of the Company. As a result of the merger, the shares of preferred stock and common stock of BTI owned by the Welsh Carson securityholders and other holders thereof will be converted into the right to receive up to a total of 50,000 shares of the Company’s common stock. At the merger closing, the Welsh Carson securityholders will surrender to BTI for cancellation all promissory notes representing indebtedness of BTI owing to them. In satisfaction of that indebtedness, other than any indebtedness represented by loans to BTI made by the Welsh Carson securityholders after July 31, 2003 and before the merger closing or represented by other loans to BTI made by the Welsh Carson securityholders for purposes of paying specified expenses before the merger closing, the Company will deliver to the Welsh Carson securityholders a total of 6,950,000 shares of the Company’s common stock and warrants exercisable for 3,000,000 shares of the Company’s common stock. The warrants will be exercisable for a term of seven years from the issue date at an exercise price of $8.50 per share of common stock, subject to customary anti-dilution adjustments.

Immediately prior to the merger closing, certain of the Welsh Carson securityholders will purchase a total of 350,000 shares of a new issue of 8% Series B convertible redeemable preferred stock of the Company for a total purchase price of $35 million. Under the merger agreement, the cash portion of the purchase price will be reduced from $35 million by (a) the aggregate amount, subject to a maximum of $5 million, of any loans to BTI made by the Welsh Carson securityholders after July 31, 2003 and before the merger closing and (b) the aggregate amount of any other loans to BTI made by the Welsh Carson securityholders for purposes of paying specified expenses before the merger closing. As of August 1, 2003, in accordance with these provisions of the merger agreement, the cash portion of the purchase price had been reduced by $5 million as a result of expense-related loans of approximately $1.9 million and other loans of approximately $3.1 million. Any indebtedness of BTI owing to the Welsh Carson securityholders as a result of such loans will be canceled at the merger closing.

The merger agreement provides that for a period of up to 19 months following the merger closing, the Company will have the right to require the Welsh Carson securityholders to purchase, from time to time, additional shares of Series B preferred stock for a maximum purchase price of $10 million, which will be increased by the total amount, not to exceed $5 million, of any loans to BTI made by the Welsh Carson securityholders after July 31, 2003 and before the merger closing, other than the expense-related loans described above. As of August 1, 2003, in accordance with these provisions of the merger agreement, the maximum purchase price had been increased to approximately $13.1 million. The obligation of the Welsh Carson securityholders to purchase these shares of Series B preferred stock will be subject to the condition that the Company have unrestricted cash of less than $20 million at the end of the calendar month immediately preceding the purchase, as well as to other conditions. The Company may apply the proceeds of any such post-closing sale of the Series B preferred stock only for operations and other specified expenditures.

Upon completion of the merger and the preferred stock investment, the Welsh Carson securityholders will own securities representing a majority of the voting power of the Company and will have the right to name four directors to an 11-member board of directors. The remaining seven directors will be the current members of the Company’s board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected future financial position and operating results, our business strategy, our financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed below and under the caption “Business—Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2002, include dependence on new product development, rapid technological and market change, dependence upon rights of way and other third-party agreements, debt service and other cash requirements, liquidity constraints and risks related to future growth and rapid expansion. Other important risks factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, ability to integrate acquired companies successfully, customer reductions in services, delays or difficulties in deployment and implementation of colocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules, general economic and business conditions, failure to maintain underlying service/vendor arrangements, competition, adverse changes in the regulatory or legislative environment, and various other factors beyond ITC^DeltaCom’s control. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended December 31, 2002 and the financial statements and related notes thereto.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand dollars and dollar amounts of less than $1 million to the nearest one thousand dollars.

Reorganization

We filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code on June 25, 2002. On October 17, 2002, the United States Bankruptcy Court entered an order confirming our plan of reorganization. We consummated our reorganization under the plan on October 29, 2002. As a result of our reorganization, we canceled $515 million in debt, including accrued and unpaid interest.

We adopted the provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” upon commencement of the bankruptcy proceedings. On October 29, 2002, we implemented fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization value of ITC^DeltaCom was allocated to our assets and liabilities, our accumulated deficit was eliminated and our new equity was issued in accordance with our plan of reorganization as if we were a new reporting entity. As a consequence of our reorganization and in accordance with SOP 90-7, we have separately presented our financial results in the accompanying unaudited consolidated financial statements and in other portions of this report as follows: results for the period from January 1, 2002 to June 30, 2002 are reported under “Predecessor”; and the results for the period from January 1, 2003 to June 30, 2003 are reported under “Successor.” As discussed below under “—Results of Operations,” financial information for the three and six months ended June 30, 2003 is not comparable in certain respects to the financial information for prior periods as a result of the implementation of fresh start reporting.

Overview

We provide voice and data telecommunications services to businesses and residential customers in the southern United States on a retail basis and regional telecommunications transmission services to other telecommunications companies on a wholesale basis using our network. We market our residential retail services under the “GrapeVine” trade name. In connection with these businesses, we own, operate or manage an extensive fiber optic network in the southern United States. We also provide customers with colocation services, managed services and professional services primarily through our data center in Suwanee, Georgia.

We provide our retail telecommunications services individually or in a bundled package tailored to the customer’s specific needs. We derive our retail telecommunications revenues from the following sources:

•	sales of integrated telecommunications services, including local exchange, long distance, enhanced data and Internet services, to end-user customers;

•	sales of nonrecurring equipment and professional services to end-user customers; and

•	sales of colocation services, managed services and professional services through our data center operations.

We derive our wholesale telecommunications revenues from the following sources:

•	sales of transmission services to other telecommunications companies, primarily using our network;

•	sales of local dial-up services to Internet service providers for use in their provision of services to their customers;

•	sales of wholesale long distance services for resale by other telecommunications carriers; and
•	sales of operator and directory assistance services to other telecommunications companies.

As a result of cost-reducing measures implemented in connection with our reorganization and the changing environment of the telecommunications business, beginning with the first quarter of 2003, we consolidated our broadband transport services segment into our retail services segment, which is managed and reported as a single business segment. These services have similar network operations and technology requirements, are regulated by the same authorities and are managed directly by our executives.

As of June 30, 2003, we provided services through 36 branch office to approximately 20,160 end-user, retail business customers and 11,000 additional residential retail customers. As of June 30, 2003, we had sold approximately 246,884 business access lines, excluding lines that had been disconnected or canceled. Of these business access lines, approximately 237,893 lines had been installed as of June 30, 2003. Of the business lines we have sold, business customers who purchase lines on a retail basis purchased 186,693 lines and Internet services providers, who purchase lines on a wholesale basis, purchased 60,191 lines. Of the business lines in service, 181,152 lines related to retail customers and 56,741 lines related to Internet service provider customers.

As of June 30, 2003, we owned or managed approximately 10,088 route miles of a fiber optic network which covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of June 30, 2003, we owned approximately 6,143 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,945 route miles of network owned and operated by these three utilities. In May 2003, we renewed our relationship with Entergy Technology Company for a new three-year term expiring in February 2005. In addition, while our agreement with Florida Power & Light Company expired during the three months ended March 31, 2003, we are currently negotiating a new two-year agreement with this provider that we expect will become effective during the third quarter of 2003. We expect that if a new agreement is not completed, the existing business under the current agreement would continue unabated for 12 months after Florida Power & Light Company sends a termination notice.

During the six months ended June 30, 2003, our operational achievements included the following:

•	as a result of effective cash management, we had $52.6 million in cash and cash equivalents as of June 30, 2003, including $19.7 million in restricted cash, after working capital requirements in the six months ended June 30, 2003 for prior-year compensation, property tax accruals, the prepayment of current year insurance expenses, and $1.3 million of costs related to our pending merger with BTI Telecom Corp.;

•	we increased revenues from our integrated telecommunications services, which include local exchange, long distance, enhanced data and Internet services, by 14% over the six months ended June 30, 2002;

•	we increased local service revenues by 19% over the six months ended June 30, 2002 and enhanced data service revenue by 11% over the six months ended June 30, 2002; and

•	we reduced selling, operations and administration expense by 12% from the six months ended June 30, 2002.

Merger Agreement with BTI Telecom Corp.

On July 2, 2003, we and our newly formed wholly-owned subsidiary entered into an agreement and plan of merger with BTI Telecom Corp. and Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Capital Partners III, L.P., WCAS Information Partners, L.P. and other named parties (collectively, the “Welsh Carson securityholders”), pursuant to which ITC^DeltaCom will acquire BTI and certain of the Welsh Carson securityholders will purchase a new issue of our preferred stock. Headquartered in Raleigh, North Carolina, BTI is an integrated communications provider of voice, data and Internet services to business in the southeastern United States. BTI had revenues of $250.1 million in fiscal 2002 and $117.6 million in the six months ended June 30, 2003 and operating losses of $47.8 million in fiscal 2002 and $20.6 million in the six months ended June 30, 2003. BTI’s operating losses included depreciation and amortization of $47.4 million in fiscal 2002 and $23.3 million in the six months ended June 30, 2003. We currently estimate that the combination of ITC^DeltaCom and BTI will generate annualized cost savings of approximately $40 million to $60 million over a three-year period, the majority of which are expected to be achieved by the end of the first year after the merger. We also currently expect that the operating losses that BTI has experienced will decrease due to a substantial reduction in depreciation and amortization expense associated with BTI’s assets as a result of the expected application of the purchase method of accounting for the business combination. The historical results of BTI, of which the results for the six months ended June 30, 2003 are unaudited, are not representative or indicative of actual or expected results following the merger.

Under the merger agreement, our newly formed subsidiary will be merged with and into BTI. BTI will be the surviving corporation of the merger and will become a wholly-owned subsidiary of ITC^DeltaCom. As a result of the merger, the shares of preferred stock and common stock of BTI owned by the Welsh Carson securityholders and other holders thereof will be converted into the right to receive up to a total of 50,000 shares of our common stock. At the merger closing, the Welsh Carson securityholders will surrender to BTI for cancellation all promissory notes representing indebtedness of BTI owing to them. In satisfaction of that indebtedness, other than any indebtedness represented by loans to BTI made by the Welsh Carson securityholders after July 31, 2003 and before the merger closing or represented by other loans to BTI made by the Welsh Carson securityholders for purposes of paying specified expenses before the merger closing, we will deliver to the Welsh Carson securityholders a total of 6,950,000 shares of the common stock and warrants exercisable for 3,000,000 shares of the common stock. The warrants will be exercisable for a term of seven years from the issue date at an exercise price of $8.50 per share of common stock, subject to customary anti-dilution adjustments.

Immediately prior to the merger closing, certain of the Welsh Carson securityholders will purchase a total of 350,000 shares of a new issue of 8% Series B convertible redeemable preferred stock of ITC^DeltaCom for a total purchase price of $35 million. Under the merger agreement, the cash portion of the purchase price will be reduced from $35 million by (a) the aggregate amount, subject to a maximum of $5 million, of any loans to BTI made by the Welsh Carson securityholders after July 31, 2003 and before the merger closing and (b) the aggregate amount of any other loans to BTI made by the Welsh Carson securityholders for purposes of paying specified expenses before the merger closing. As of August 1, 2003, in accordance with these provisions of the merger agreement, the cash portion of the purchase price had been reduced by $5 million as a result of expense-related loans of approximately $1.9 million and other loans approximately $3.1 million. Any indebtedness of BTI owing to the Welsh Carson securityholders as a result of such loans will be canceled at the merger closing.

The merger agreement provides that for a period of up to 19 months following the merger closing, we will have the right to require the WCAS securityholders to purchase, from time to time, additional shares of Series B preferred stock for a maximum purchase price of $10 million, which will be increased by the total amount, not to exceed $5 million, of any loans to BTI made by the Welsh Carson securityholders after July 31, 2003 and before the merger closing, other than the expense-related loans described above. As of August 1, 2003, in accordance with these provisions of the merger agreement, the maximum purchase price had been increased to approximately $13.1 million. The obligation of the Welsh Carson securityholders to purchase these shares of Series B preferred stock will be subject to the condition that we have unrestricted cash of less than $20 million at the end of the calendar month immediately preceding the purchase, as well as to other conditions. We may apply the proceeds of any such post-closing sale of the Series B preferred stock only for operations and other specified expenditures.

The merger agreement contemplates that, on the merger closing date, we will amend and restate our senior secured credit facility and enter into a new credit facility with BTI’s lenders. See “–Liquidity and Capital Resources” for information about the proposed terms of these credit facilities.

For additional information concerning the merger transactions, see the information in our current report on Form 8-K that we filed with the Securities and Exchange Commission on July 2, 2003 and in our current report on Form 8-K/A that we filed with the Securities and Exchange Commission on July 3, 2003.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except branch office, colocation and switch data, are rounded.

	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002
Branch offices	36	36	35	35	35
Business customers served-end users(1)	20,160	19,990	19,590	18,680	17,730
Route miles	10,088	10,088	10,088	9,980	9,980
Colocations	186	185	185	180	179
Nortel DMS 500 voice switches	12	12	12	12	12
Frame relay/ATM switches	43	43	44	44	46
Other voice switches (2)	42	42	42	47	48
Number of employees	1,825	1,820	1,830	1,875	1,910

(1)	Reflects the combination of certain customers’ multiple accounts into a single customer account.
(2)	Composed of all voice switches other than our Nortel DMS500 voice switches.

We generally provide our services to the following two types of customers: (1) ultimate end-users that purchase our services on a retail basis; and (2) other communications companies that purchase our services on a wholesale basis in connection with their provision of services to their customers. The following tables present information about our revenues generated by our retail customers and wholesale customers and about telephone access lines installed for and sold to each type of business customer. The dollar amounts are shown in thousands and the line data is shown as of period end.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Retail customer revenues:
Local	$31,473	$26,858	$61,322	$51,598
Long distance	17,949	16,092	35,325	32,355
Enhanced data	16,387	14,927	32,586	29,355

Integrated telecom revenue	65,809	57,877	129,233	113,308
Equipment and other	11,149	10,538	22,028	22,613

Total retail revenues	$76,958	$68,415	$151,261	$135,921

Wholesale customer revenues:
Broadband revenues	$19,278	$21,467	$38,152	$44,194
Local/interconnection revenues	3,738	14,271	6,922	28,970
Long distance and data	1,096	3,218	2,215	6,485
Other	1,413	1,240	3,007	2,389

Total wholesale revenues	$25,525	$40,196	$50,296	$82,038

Retail business lines sold (1)			186,693	167,342
Wholesale lines sold(1)			60,191	79,695

Total lines sold(1)			246,884	247,037

Retail business lines installed			181,152	156,865
Wholesale lines installed			56,741	77,395

Total business lines installed			237,893	234,260

Business lines installed/sold percentage
Retail business customers			97%	94%
Wholesale customers			94%	97%

(1)	Reported net of lines disconnected or canceled.

Results of Operations

The following table presents, for the periods indicated, selected statements of operations data and EBITDA in dollars and as a percentage of revenues. The dollar amounts are shown in thousands.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	%	2002	%	2003	%	2002	%
Operating revenues	$102,483	100	$108,611	100	$201,557	100	$217,959	100

Cost of services	50,561	49	50,247	46	98,545	49	101,236	46

Gross margin	51,922	51	58,364	54	103,012	51	116,723	54

Selling, operations and administration	37,391	37	41,925	39	74,286	37	84,181	39
Depreciation and amortization	14,489	14	31,032	28	29,000	14	63,015	29
Stock-based deferred compensation	221	—	—	—	442	—	—	—
Special charges	—	—	223	—	—	—	223	—

Total operating expenses	52,101	51	73,180	67	103,728	51	147,419	68

Operating loss	(179)	—	(14,816)	(14)	(716)	—	(30,696)	(14)

EBITDA	14,310	14	12,708	11.7	28,284	14	28,828	13.2

EBITDA represents net loss before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States. For a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles, see “—Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002 – EBITDA” below. EBITDA may not be comparable to similarly titled measures reported by other companies.

Three Months and Six Months Ended June 30, 2003 Compared to Three Months and Six Months Ended June 30, 2002

Operating Revenues. Total operating revenues decreased $6.1 million, or 5.6%, from $108.6 million for the 2002 fiscal quarter to $102.5 million for the 2003 fiscal quarter. Total operating revenues for the 2003 fiscal six-month period decreased $16.4 million, or 7.5%, to $201.6 million from total operating revenues of $218.0 million for the 2002 fiscal-six month period. Retail revenues increased 12.5% for the 2003 fiscal quarter and 11.3% for the 2003 fiscal six-month period from the corresponding periods in 2002. These increases in retail revenues were more than offset by declines in wholesale revenues. Wholesale revenues decreased 36.5% for the 2003 fiscal quarter and 38.7% for the 2003 fiscal six-month period from the corresponding periods in 2002. The following factors also contributed to the decreases in total operating revenues:

•	decreases in local reciprocal compensation revenues of $3.1 million for the 2003 fiscal quarter and $7.8 million for the 2003 fiscal six-month period, which resulted from decreases in the minutes used of 36% for the 2003 fiscal quarter and 39% for the 2003 fiscal six-month period, decreases in the rate for minutes used of 33% for each of the 2003 fiscal quarter and 2003 fiscal six-month period, and a one-time reduction of $500,000 in reciprocal compensation revenues in the 2003 fiscal six-month period from a reconciliation of such revenues under our 2003 settlement agreement with BellSouth;

•	decreases in sales of local dial-up services to Internet service provider customers of $7.4 million for the 2003 fiscal quarter and $14.2 million for the 2003 fiscal six-month period, which resulted primarily from decreases in the average number of installed lines of 42% for the 2003 fiscal quarter and 52% for the 2003 fiscal six-month period and from decreases in the average sales price for these services of 28% for the 2003 fiscal quarter and 30% for the fiscal six-month period; and

•	decreases in sales of transmission services to other telecommunications companies of $2.2 million for the 2003 fiscal quarter and $6.0 million for the 2003 fiscal six-month period, which resulted primarily from decreases in the average rate for these services and from the cancellation of the services by some customers.

The effects of the foregoing decreases were partially offset by the following factors:

•	increases in sales of local exchange services of $4.6 million for the 2003 fiscal quarter and $9.7 million for the 2003 fiscal six-month period, which were primarily attributable to increases in the number of installed lines of 19% for the 2003 fiscal quarter and 21% for the 2003 fiscal six-month period; and

•	increases in sales of Internet access and data services to businesses of $1.5 million for the 2003 fiscal quarter and $3.2 million for the 2003 fiscal six-month period, which resulted primarily from increases in the average number of customers of 39% for the 2003 fiscal quarter and 43% for the 2003 fiscal six-month period.

We expect continued growth during the remainder of 2003 in our local exchange, enhanced data and Internet access services, especially through our T-1-based products for businesses customers and our bundled products for residential customers. We do not expect significant growth, if any, in our nonrecurring sales of telephone systems, software and related equipment. Although the rate of decline in our revenues generated by sales of wholesale transmission services to other telecommunications companies decreased during the second quarter of 2003, we expect no increase and a possible continued decline in these revenues during the remainder of 2003. Our revenues from sales of local dial-up services to Internet service providers increased by 15% during the second quarter of 2003 over the first quarter of 2003, and we expect that the trend in increased sales volume for these services will continue for the remainder of 2003. We expect that a planned rate reduction in our reciprocal compensation rates will offset any further improvement in the sales volume for these services during the remainder of 2003.

Cost of Services. Total cost of services increased $314,000, from $50.2 million, or 46% of total operating revenues, for the 2002 fiscal quarter to $50.5 million, or 49% of total operating revenues, for the 2003 fiscal quarter. Total cost of services of $98.5 million, or 49% of total operating revenues, for the 2003 fiscal six-month period represented a decrease of $2.7 million from total cost of services of $101.2 million, or 46.0% of total operating revenues, for the 2002 fiscal six-month period. The increase in total cost of services for the 2003 fiscal quarter was attributable to an increase of $1.0 million in costs associated with nonrecurring sales and the provision of nonrecurring professional services through our data center, the effects of which were offset in part by a $700,000 decrease in access costs associated with the sales of services to our retail customers. The decrease in total cost of services for the 2003 fiscal six-month period was attributable to a decrease of $2.6 million in costs associated with our purchase of services from other telephone companies for the provisioning and reselling of services to our retail customer base.

The increases in our cost of services as a percentage of revenues for the 2003 fiscal quarter and 2003 fiscal six-month period were primarily attributable to a reduction in wholesale sales of transmission services to other telecommunications companies, which generally generate higher gross margins.

Selling, Operations and Administration Expense. Selling, operations and administration expense decreased $4.5 million from $41.9 million, or 39% of revenues, for the 2002 fiscal quarter to $37.4 million, or 36% of revenues, for the 2003 fiscal quarter. Selling, operations and administration expense decreased $9.9 million from $84.2 million, or 39% of revenues, for the 2002 fiscal six- month period to $74.3 million, or 37% of revenues, for the 2003 fiscal six-month period. These decreases were primarily attributable to a decrease in sales and other personnel costs and related expenses due to a reduction in the number of employees. These reductions resulted primarily from our reorganization in October 2002 and from our other restructurings. During the 2003 fiscal quarter and 2003 fiscal six-month period, we incurred additional selling, operations and administration expense related to our residential consumer services initiative and additional professional services fees incurred in connection with our prosecution of a legal proceeding. We expect that the additional professional services fees related to this proceeding will decrease during the remainder of the year and that the expenses associated with our residential consumer services initiative will decrease as a percentage of revenue as that service offering matures.

Depreciation and Amortization. Depreciation and amortization expense decreased $16.5 million from $31.0 million for the 2002 fiscal quarter to $14.5 million for the 2003 fiscal quarter, and decreased $34.0 million from $63.0 million for the 2002 fiscal six-month period to $29.0 million for the 2003 fiscal six-month period. These decreases resulted primarily from the revaluation of our assets as a result of our reorganization in October 2002. The revaluation resulted in a write-down of $198.8 million of property, plant and equipment and of $29.4 million of intangibles, including goodwill. We expect depreciation and amortization to be significantly less in 2003 than in 2002 as a result of our reorganization.

Interest Expense. Interest expense decreased $11.0 million from $14.5 million for the 2002 fiscal quarter to $3.5 million for the 2003 fiscal quarter, and decreased $22.5 million from $29.5 million for the 2002 fiscal six-month period to $7.0 million for the 2003 fiscal six-month period. The decrease was primarily attributable to our elimination of $515 million principal amount of debt as a result of our reorganization. We expect our interest expense to be significantly lower in 2003 than in 2002 as a result of the cancellation of this debt.

EBITDA. EBITDA represents net loss before interest, taxes, depreciation and amortization. EBITDA increased $1.6 million from $12.7 million for the 2002 fiscal quarter to $14.3 million for the 2003 fiscal quarter, and decreased $544,000 from $28.8 million for the 2002 fiscal six-month period to $28.3 million for the 2003 fiscal six-month period.

The decreases in EBITDA were primarily attributable to the following factors:

•	a decrease of $3.1 million in the 2003 fiscal quarter and a decrease of $7.8 million in the 2003 fiscal six-month period in local reciprocal compensation revenues, which generally result in higher profit margins;

•	a decrease of $2.2 million in the 2003 fiscal quarter and a decrease of $6.0 million in the 2003 fiscal six-month period in revenues from our sales of transmission services to other telecommunications companies, which are generally higher-margin services, and

•	a decrease of $7.4 million in the 2003 fiscal quarter and a decrease of $14.2 million in the 2003 fiscal six-month period in sales of local dial-up services to Internet service provider customers, which are generally higher-margin services.

The effects of the foregoing decreases were offset in part by the following factors:

•	an increase of $4.6 million in the 2003 fiscal quarter and an increase of $9.7 million in the fiscal six-month period in our sales of local exchange services;

•	an increase of $1.5 million in the 2003 fiscal quarter and an increase of $3.2 million in the 2003 fiscal six-month period in our sales of Internet access and data services;

•	a decrease of $2.7 million in the 2003 fiscal six-month period in costs associated with the sale of services; and

•	a decrease of $4.5 million in the 2003 fiscal quarter and a decrease of $9.9 million in the 2003 fiscal six-month period in selling, operations and administration expense.

We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Our management considers this measure to be an important supplemental indicator of our performance, particularly as compared to the performance of our competitors, because it eliminates many differences among companies in financial, capitalization and tax structures, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, our management believes that EBITDA provides important supplemental information to investors regarding the operating performance of ITC^DeltaCom and facilitates comparisons by investors between the operating performance of ITC^DeltaCom and the operating performance of its competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and may not be comparable to similarly titled measures reported by other companies. As a result, EBITDA should not be considered an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of performance.

We believe that net income (loss) is the financial measure calculated in accordance with generally accepted accounting principles that is most directly comparable to EBITDA. The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(3,525)	$(32,694)	$(7,504)	$(63,440)
Depreciation and amortization	14,489	31,032	29,000	63,015
Interest income and expense, net	3,346	14,370	6,788	29,253

EBITDA	$14,310	$12,708	$28,284	$28,828

EBITDA includes other expense, net, of $291,000 for the 2002 fiscal quarter and $274,000 for the 2002 fiscal six-month period, and reorganization items of $3.2 million for each of those periods.

Liquidity and Capital Resources

As of July 31, 2003, we had $52.6 million of cash and cash equivalents, including $19.7 million of restricted cash and cash equivalents. Based on this cash availability and our anticipated ability to continue to generate positive cash flows from operations, we believe that our liquidity sources will be adequate to finance our operations and to service our indebtedness until at least June 2006. Based on our current business expectations, we anticipate that we may have to refinance a portion of the indebtedness outstanding under our senior credit facility before we are required to make a balloon principal payment under the facility when it matures in June 2006.

As described below, we will increase our level of indebtedness as a result of our pending merger transaction with BTI. Our senior credit facility will be amended and restated, but not refinanced, at the time of the merger closing. The principal amount of borrowings under this facility, which will continue to have a maturity date of June 30, 2006, will be increased by $30 million of the $85.7 million in BTI secured indebtedness we will assume in connection with the merger. At the merger closing, we will also obtain a new junior secured credit facility evidencing the remaining BTI secured indebtedness of approximately $55.7 million we will assume. The junior facility will mature in June 2008 after our repayment of all amounts due under the senior facility. Based on the cash and financing we expect to have available upon the completion of the merger, the expected operating performance of the combined company and the cost savings that we anticipate will result from the merger, we believe that, following the merger, our liquidity sources will continue to be adequate to finance our operations and to service our indebtedness until at least June 2006. Because of the cost savings we expect will result from the merger, the operating results of the combined company may reduce the possibility that we will have to refinance a portion of the senior facility before it matures.

During the 2003 fiscal six-month period, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. During this period, we sold for approximately $1 million an account receivable of approximately $2.2 million, which represented the amount owed to us by WorldCom before it filed for bankruptcy under Chapter 11 of the bankruptcy code in 2002. We received the proceeds of this sale in April 2003.

Cash provided by operating activities was $20.3 million in the 2003 fiscal six-month period and $2.8 million in the 2002 fiscal six-month period. Changes in working capital resulted in cash flow from operating activities of $(1.5) million in the 2003 fiscal six-month period and $1.8 million in the 2002 fiscal six-month period. The changes in the 2003 fiscal six-month period were primarily attributable to an increase in accounts receivable and prepaid expenses, and a decrease in accrued compensation and other accrued liabilities, the effect of which was partially offset by a decrease in inventory and an increase in accounts payable and accrued interest. The changes in the 2002 fiscal six-month period were primarily attributable to a decrease in accounts receivable, inventory and accrued interest, which was offset in part by increases in prepaid expenses, and decreases in accounts payable, unearned revenue and accrued compensation and other accrued liabilities.

Cash used for investing activities was $14.4 million in the 2003 fiscal six-month period and $21.9 million in the 2002 fiscal six-month period. The cash used in these fiscal periods was primarily applied to fund capital expenditures and included $1.3 million used in the 2003 fiscal period to fund costs related to our pending merger with BTI. We made capital expenditures of $13.1 million in the 2003 fiscal six-month period and $21.9 million in the 2002 fiscal six-month period.

Cash used for financing activities was $3.6 million in the 2003 fiscal six-month period and $1.2 million in the 2002 fiscal six-month period. Cash used for financing activities in the 2003 and 2002 fiscal six-month periods consisted primarily of repayments of long-term debt, capital lease obligations and other indebtedness and included a $1.2 million change in restricted funds in the 2003 fiscal six-month period.

We have various contractual obligations and commercial commitments. The following table sets forth the remaining annual payments, exclusive of interest payments, we are required to make under contractual cash obligations and other commercial commitments at June 30, 2003 (in thousands):

		Payments Due by Period
	Total	2003	2004-2005	2006-2007	After 2007
Long-term debt-credit facility	$154,400	$800	$12,400	$141,200	$—
Capital lease obligations	46,336	668	27,258	10,881	7,529
Other long-term liabilities	9,786	2,461	7,325	—	—

Subtotal	210,522	3,929	46,983	152,081	7,529
Operating leases	50,053	5,377	19,797	13,842	11,037
Unconditional purchase obligations	2,461	2,461	—	—	—

Totals	$263,036	$11,767	$66,780	$165,923	$18,566

We do not have off-balance sheet financing arrangements other than our operating leases. We estimate that total interest payments of approximately $3.4 million will become due and payable under our senior credit facility, capital lease obligations and other long-term liabilities during each of our fiscal quarters ending September 30 and December 31, 2003.

As previously reported, and as discussed in note 6 to the condensed consolidated financial statements appearing elsewhere in this report, Southern Telecom, Inc. filed a civil action against us in January 2003, alleging that we breached our fiber optic facilities and services agreement with Southern Telecom by failing to pay Southern Telecom approximately $123,288 by November 29, 2002 and approximately $19.6 million by January 28, 2003, for a total of approximately $19.7 million, that it alleges became due and payable as a result of a change of control of ITC^DeltaCom that it claims resulted from our reorganization in October 2002. In our response, we have denied that a change of control, as defined in the agreement, has occurred and further have denied that we owe the amounts specified in the complaint. Payment of the change of control amount specified in the complaint would reduce the Company’s capital lease obligations by approximately $9.5 million. If such a change control were deemed to occur after July 31, 2003, the total amount we would be required to pay to Southern Telecom under the agreement would increase. Under our credit facility agreement, we are currently required to maintain, in a segregated account, cash and cash equivalents in an amount of $18.5 million, which we may use solely to pay any amounts for which we may become liable upon the occurrence of a change of control under our agreement with Southern Telecom. If we are required to make a change of control payment under the agreement, the funds we have available for other uses related to the operation or expansion of our business would be significantly reduced.

At June 30, 2003, we had entered into agreements with vendors to purchase approximately $2.5 million of property, plant and equipment and services in 2003 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. In the 2003 fiscal six-month period, we made net capital expenditures of approximately $13.1 million. We currently estimate that our remaining aggregate capital requirements for 2003 will total approximately $15.0 million to $25.0 million, including capital requirements of approximately $5 million we expect will be required by BTI following the pending merger, assuming that the merger occurs by October 1, 2003. We currently expect that our capital expenditures in 2003 will be used primarily for the continued addition of telecommunications equipment and related installation charges in connection with our local and data telecommunications services and infrastructure enhancements, principally for information systems. We expect that our annual capital requirements will increase significantly following the completion of our merger with BTI. The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological, economic and competitive developments, including market developments and new opportunities, or in the event we decide to make additional acquisitions or enter into joint ventures or strategic alliances, in our industry.

In November 2000, we entered into a purchase agreement with Nortel Networks Inc. for the purchase of telecommunications equipment and services. The agreement provided for specified volume discounts if we purchased at least $250 million of equipment and services from Nortel Networks before a deadline extended to June 2003. The agreement further provided that we would be required to pay to Nortel Networks a portion of any difference between the commitment amount and the amount we actually purchased before the deadline. Based on our actual and forecasted purchases under the agreement, we had estimated that we would have been required to pay Nortel Networks approximately $3.5 million to $3.8 million to satisfy these deficiency payment provisions. In addition, Nortel Networks deployed equipment under “pay as you grow” terms of this agreement which provided for payment by us at the time we placed the deployed equipment into service. We had approximately $16.5 million in commitments remaining under the “pay as you grow” terms prior to our entry into the purchase and license agreement described below.

In June 2003, we entered into a purchase and license agreement with Nortel Networks that has modified and superseded our obligations under the 2000 purchase agreement, effective as of January 1, 2003. Under the purchase and license agreement, we are not required to make the estimated $3.5 million to $3.8 million payment described above. In accordance with purchase and license agreement, we also have applied accumulated vendor credits to reduce to $12.0 million the payment obligations of approximately $16.5 million that had remained under the “pay as you grow” provisions of the 2000 purchase agreement, and extended the deadline for these payments to December 31, 2005. To satisfy these “pay as you grow” payment obligations, we are required to make payments to Nortel Networks of $1.0 million quarterly from the first quarter of 2003 through the fourth quarter of 2005. We made quarterly payments of $1.0 million on each of April 1 and July 1, 2003 pursuant to these obligations. To satisfy its purchase commitments under the purchase and license agreement, we are also required to purchase an additional $6.0 million of equipment or services from Nortel by December 31, 2005. As a result of the purchase and license agreement, the accompanying condensed consolidated balance sheets at June 30, 2003 include a current liability of $4.2 million and a long-term liability of $5.6 million, which represent our remaining “pay as you grow” payment obligations as of June 30, 2003.

As described above, on July 2, 2003, we entered into an agreement and plan of merger with BTI and the Welsh Carson securityholders, pursuant to which we will acquire BTI and certain of the Welsh Carson securityholders will invest in a new issue of our convertible redeemable preferred stock. We have estimated that the combination of ITC^DeltaCom and BTI will generate annualized cost savings of approximately $40 million to $60 million over a three-year period, the majority of which are expected to be achieved by the end of the first year after the merger. We expect that these cost savings will be realized primarily through the restructuring of operations. The foregoing cost savings estimates were developed solely for purposes of evaluating the merger, do not include non-recurring adjustments that will be recorded in conjunction with the merger, and should not be relied upon as an estimate of actual cost savings that may be achieved. These estimates are based upon assumptions that are inherently uncertain and are subject to significant business, economic and competitive uncertainties which are difficult to predict and often beyond the control of management. Several of the cost savings estimates are based on the assumption that some levels of efficiency presently maintained by either ITC^DeltaCom or BTI can be achieved by ITC^DeltaCom following the merger. Other estimates are based on management’s opinion as to what levels of enhanced purchasing power and operating efficiencies should be achievable by an entity the size of the combined company. The consolidation of functions, the integration of operations, systems, marketing methods and procedures, and the relocation of personnel present significant management challenges to the success of the pending merger. We may not be able to accomplish these actions successfully or as rapidly as currently expected. Moreover, although the primary purpose of these actions will be to realize direct cost savings and other operating efficiencies, these cost savings and efficiencies may not be achieved to the extent estimated, or unforeseen costs and expenses or other factors may offset the anticipated cost savings in whole or in part.

On the merger closing date, certain Welsh Carson securityholders will purchase a total of 350,000 shares of a new issue of our preferred stock for a total purchase price of $35 million. Under the merger agreement, the cash portion of the purchase price will be reduced from $35 million by (a) the aggregate amount, subject to a maximum of $5 million, of any loans to BTI made by the Welsh Carson securityholders after July 31, 2003 and before the merger closing and (b) the aggregate amount of any other loans to BTI made by the Welsh Carson securityholders for purposes of paying specified expenses before the merger closing. As of August 1, 2003, in accordance with these provisions of the merger agreement, the cash portion of the purchase price had been reduced by $5 million as a result of expense-related loans of approximately $1.9 million and other loans of approximately $3.1 million. Any indebtedness of BTI owing to the Welsh Carson securityholders as a result of such loans will be canceled at the merger closing.

In addition, the merger agreement provides that, for a period of up to 19 months following the merger closing, we will have the right to require the Welsh Carson securityholders to purchase from time to time, additional shares of the new preferred stock for a maximum purchase price of $10 million, which will be increased by the total amount, not to exceed $5 million, of any loans to BTI made by the Welsh Carson securityholders after July 31, 2003 and before the merger closing, other than the expense-related loans described above. As of August 1, 2003, in accordance with these provisions of the merger agreement, the maximum purchase price had been increased to approximately $13.1 million. The obligation of the Welsh Carson securityholders to purchase these shares of the preferred stock will be subject to the conditions, among others, that we have unrestricted cash of less than $20 million at the end of the calendar month immediately preceding the purchase. We may apply the proceeds of any such post-closing sale of preferred stock only for expenditures for the cost of services, selling, operations and administrative expenses, specified types of capital expenditures, payment of contingencies and other purposes which could reasonably be expected to be incurred by us.

On the merger closing date, we also will:

•	assume BTI indebtedness of approximately $112.5 million, including secured indebtedness in the principal amount of approximately $85.7 million currently outstanding under BTI’s existing senior credit facility;

•	enter into an amended and restated senior credit facility with our existing lenders and with the BTI lenders, which will, among other terms, provide that the principal amounts of borrowings thereunder will be increased by $30 million of the assumed BTI credit facility indebtedness; and

•	enter into a new junior credit facility with the BTI lenders, which will evidence the remaining $55.7 million of assumed BTI credit facility indebtedness.

As described below, the additional $30 million of borrowings under the amended and restated senior credit facility will be amortized on a pro rata basis together with the existing indebtedness, which totaled approximately $154.4 million as of June 30, 2003, that will continue to be outstanding under the restated facility. No principal payments may be made under the new junior credit facility until all amounts outstanding under the restated senior credit facility are paid in full.

Our ability after the merger to make scheduled principal and interest payments under the credit facilities, our principal capital lease facilities and our other indebtedness and to comply with the covenants under the new facilities will depend primarily on our success in generating substantial operating cash flow and realizing the cost savings anticipated to result from the merger. To remain in compliance with our principal debt agreements, as they are expected to be in effect following the merger closing, we will have to comply with financial covenants and ratios based on our levels of unrestricted cash, capital expenditures, secured and total debt, and cash flow.

A commitment letter we entered into with BTI, our senior lenders and the existing senior lenders of BTI sets forth some of the principal terms of the proposed restated senior credit facility and the new junior credit facility that will become effective on the merger closing date. The final terms of the credit facilities remain subject to the negotiation, execution and delivery of the definitive credit documents by ITC^DeltaCom, BTI and the lenders. Some of the actual covenants and other terms of the definitive credit agreements may differ from, or be in addition to, those set forth in the commitment letter.

Among other changes, our senior credit facility will be amended on the merger closing date to add three new financial covenants: (1) a minimum cash covenant; (2) a total leverage ratio covenant; and (3) an interest coverage ratio covenant. Under the minimum cash covenant, we will be required to keep no less than $10 million of unrestricted cash on hand at any time. Under the total leverage ratio covenant, as of the last day of each quarter, the ratio of “total debt” to “EBITDA” (as defined for purposes of this summary, “Adjusted EBITDA”), as measured over the last twelve months (“LTM”), may not be greater than the following:

Quarter	Ratio of Total Debt to LTM Adjusted EBITDA
4th quarter 2003 to 2nd quarter 2004	5.5
3rd quarter 2004 to 4th quarter 2004	5.0
1st quarter 2005 to June 30, 2006	4.5

For purposes of this covenant, “total debt” includes all amounts outstanding under long-term debt agreements, notes or capital leases on a consolidated basis, and excludes preferred stock, and “Adjusted EBITDA” means the sum of the following:

•	net income (or net loss) after eliminating extraordinary and/or nonrecurring items to the extent included in net income, except as indicated below;

•	interest expense;

•	income tax expense;

•	depreciation expense;

•	amortization expense;

•	the total of all non-cash charges, including asset impairment charges, deducted in computing net income;

•	restructuring charges incurred under or in connection with our October 2002 reorganization; and

•	other specified restructuring charges, including each restructuring charge relating to any permitted merger or acquisition that is recognized and paid within nine months after the completion of the transaction and which has a benefit over a twelve-month period that exceeds such charge.

Under the interest coverage ratio covenant, as of the last day of each quarter, based on the trailing two quarters, the ratio of Adjusted EBITDA to interest paid in respect of all obligations classified as indebtedness under generally accepted accounting principles may not be less than the following:

Quarter	Ratio of Adjusted EBITDA to Interest Paid
4th quarter 2003 to 2nd quarter 2004	2.5
3rd quarter 2004 to 4th quarter 2004	3.0
1st quarter 2005 to 2nd quarter 2005	3.5
3rd quarter 2005 to June 2006	4.0

If we fail to comply with any of these financial covenants, we will have 60 days to cure any noncompliance before the noncompliance constitutes an event of default under the restated senior credit agreement.

The commitment letter contemplates that the negative covenants under the senior credit agreement will be modified on the merger closing date to impose additional restrictions on our ability to incur indebtedness, to acquire businesses and other assets, and to make investments.

We expect that we will be granted the right, subject to specified conditions, to refinance all of the amounts outstanding under the restated senior credit facility, including by means of a receivables financing.

The commitment letter contemplates that the indebtedness under the new junior credit facility will be subordinate to the indebtedness under the restated senior credit facility in right of payment and priority of security. No principal payments may be made under the junior credit facility until all amounts outstanding under the restated senior credit facility are paid in full. Following the maturity and repayment of the restated senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit facility will be payable in quarterly amounts of $3,979,644 through the first quarter of 2007, in the amount of $13,979,644 for the second quarter of 2007, in quarterly amounts of $646,331 from the third quarter of 2007 through the first quarter of 2008, and in a final payment of $27,857,647 on the maturity date of June 30, 2008.

Borrowings outstanding under the junior credit facility generally will bear interest at an annual rate which is .25% higher than the annual interest rate under the restated senior credit facility.

The junior credit facility will contain the same financial covenants as the restated senior credit facility, except that the financial covenants under the junior credit facility will only reflect the covenant levels applicable on the merger closing date and will not be subject to adjustment in future periods. Some of the other negative covenants under the junior credit facility will be less restrictive than the comparable covenants under the restated senior credit agreement.

Except as discussed above, we expect that the terms of the junior credit facility will be substantially the same as the terms of the restated senior credit agreement.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $154.4 million of borrowings outstanding under our senior credit facility as of June 30, 2003. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $154.4 million of our outstanding borrowings under our senior credit facility accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $154.4 million of variable-rate debt at June 30, 2003 would result in a fluctuation of approximately $1.6 million in our annual interest expense.

Item 4. Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer, who is our principal executive officer, and our Senior Vice President-Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President-Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ITC^DeltaCom, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the second fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

We are a party or otherwise subject to various legal proceedings, including proceedings in which third parties have challenged some of our significant licenses or other rights to use the rights-of-way of others and a proceeding in which a provider of rights-of-way alleges that we failed to make a payment of $19.7 million upon a purported “change of control” of ITC^DeltaCom that the provider alleges occurred upon completion of our plan of reorganization in October 2002. For updated information about some of these proceedings, see note 6 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 6 under the captions “Legal Proceedings” and “Other Rights-of-Way Contingency,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

ITC^DeltaCom files herewith the following exhibits:

*10.1.1	Purchase and License Agreement, Contract No. ITC2003PLA between Nortel Networks Inc. and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc. (the “Purchase and License Agreement”).

10.1.2	Amendment No. 1 to the Purchase and License Agreement.

*10.1.3	Commitment Supplement to the Purchase and License Agreement.

*10.1.4	Optical Supplement to the Purchase and License Agreement.

*10.1.5	Switching Supplement to the Purchase and License Agreement.

10.1.6	Technical Information Supplement to the Purchase and License Agreement.

10.2	First Amendment to Capacity Agreement, dated as of May 19, 2003, between Interstate FiberNet, Inc. and Entergy Technology Company.

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without such text pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act.

(b) Reports on Form 8-K

 The following Current Report on Form 8-K was furnished by ITC^DeltaCom during the period covered by this report:

Filing Date of Report	Item Reported
May 9, 2003	Item 12 (Press release reporting financial and operating results for the quarter ended March 31, 2003)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: August 14, 2003	By:	/s/ Douglas A. Shumate
Douglas A. Shumate
Senior Vice President-Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Number	Exhibit Description

*10.1.1	Purchase and License Agreement, Contract No. ITC2003PLA between Nortel Networks Inc. and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc. (the “Purchase and License Agreement”).

10.1.2	Amendment No. 1 to the Purchase and License Agreement.

*10.1.3	Commitment Supplement to the Purchase and License Agreement.

*10.1.4	Optical Supplement to the Purchase and License Agreement.

*10.1.5	Switching Supplement to the Purchase and License Agreement.

10.1.6	Technical Information Supplement to the Purchase and License Agreement.

10.2	First Amendment to Capacity Agreement, dated as of May 19, 2003, between Interstate FiberNet, Inc. and Entergy Technology Company.

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without such text pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act.