Form 10-Q
period 2003-09-30
ITC DELTACOM INC
filed 2003-11-14
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 3, 2003

Common Stock, $.01 par value	51,827,620 shares

ITC^DeltaCom, Inc.

ITC^DELTACOM, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,599	$30,554
Restricted cash	19,682	9,285
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $6,113 and $7,344 in 2003 and 2002, respectively	57,209	48,157
Affiliate	286	3,375
Inventory	5,488	4,572
Prepaid expenses	5,645	3,542

Total current assets	121,909	99,485

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $49,809 and $8,470 in 2003 and 2002, respectively	396,501	417,144

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $2,332 and $427 in 2003 and 2002, respectively	23,548	25,453
Restricted cash	—	9,250
Other assets	5,480	2,188

Total other long-term assets	29,028	36,891

Total assets	$547,438	$553,520

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$46,460	$34,622
Construction	1,794	2,004
Accrued interest	483	598
Accrued compensation	4,637	6,671
Unearned revenue	15,157	15,736
Other accrued liabilities	18,706	19,173
Current portion of other long-term liabilities	4,269	3,250
Current portion of long-term debt and capital lease obligations	10,719	2,703

Total current liabilities	102,225	84,757

LONG-TERM LIABILITIES:
Other long-term liabilities	4,713	7,325
Long-term debt and capital lease obligations	189,068	199,668

Total long-term liabilities	193,781	206,993

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $.01; 665,000 shares designated Series A; 316,498 and 300,000 shares issued and outstanding in 2003 and 2002, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	26,593	24,525

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Common stock, $.01 par value; 250,000,000 shares authorized; 44,848,300 and 62,364,768 shares issued and outstanding in 2003 and 2002, respectively	448	447
Additional paid-in-capital	238,799	237,886
Warrants outstanding	2,122	2,122
Deficit	(16,530)	(3,210)

Total stockholders’ equity	224,839	237,245

Total liabilities and stockholders’ equity	$547,438	$553,520

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share data)

	Successor (Note 1)	Predecessor (Note 1)	Successor (Note 1)	Predecessor (Note 1)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating revenues	$108,084	$101,021	$309,641	$318,980
Cost of services (exclusive of items show separately below)	54,606	47,852	153,151	149,088

Gross margin	53,478	53,169	156,490	169,892

Operating expenses:
Selling, operations and administration	39,301	39,750	113,587	123,930
Depreciation and amortization	14,265	32,194	43,265	95,208
Stock based deferred compensation	221	—	663	—
Special charges	—	—	—	223

Total operating expenses	53,787	71,944	157,515	219,361

Operating loss	(309)	(18,775)	(1,025)	(49,469)

Other income (expense):
Interest expense (contractual interest was $16.3 million and $46.4 million for the three and nine months ended September 30, 2002)	(3,323)	(5,036)	(10,310)	(34,516)
Interest income	95	90	294	316
Other expense, net	—	(15)	—	(289)

Total other expense, net	(3,228)	(4,961)	(10,016)	(34,489)

Loss before reorganization items and income taxes	(3,537)	(23,736)	(11,041)	(83,958)
Reorganization items (Note 2)	—	11,022	—	14,239

Loss before income taxes	(3,537)	(34,758)	(11,041)	(98,197)
Income tax expense	—	—	—	—

Net loss	(3,537)	(34,758)	(11,041)	(98,197)
Preferred stock dividends and accretion (contractual dividend was $1.5 million and $4.4 million for the three and nine months ended September 30, 2002, respectively) (Note 2)	(772)	—	(2,280)	(4,210)

Net loss applicable to common stockholders	$(4,309)	$(34,758)	$(13,321)	$(102,407)

Basic and diluted net loss per common share	$(0.10)	$(.56)	$(.30)	$(1.64)

Basic and diluted weighted average common shares outstanding	44,848,300	62,364,768	44,843,567	62,364,768

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Successor (Note 1)	Predecessor (Note 1)
	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(11,041)	$(98,197)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	43,265	95,208
Stock based compensation	663	—
Special charges	—	223
Amortization of debt issuance costs	434	1,601
Changes in current operating assets and liabilities:
Accounts receivable, net	(5,963)	6,257
Inventory	(916)	1,309
Prepaid expenses	(2,103)	(1,041)
Accounts payable	10,893	(692)
Accrued interest	(116)	14,675
Unearned revenue	(579)	(15,645)
Accrued compensation and other accrued liabilities	(2,461)	482

Total adjustments	43,117	111,314

Cash provided by (used in) operating activities	32,076	13,117

Cash flows from investing activities:
Capital expenditures	(20,779)	(23,285)
Change in accrued construction costs	(210)	(4,603)
Other	61	11
Payment for merger costs	(2,780)	—

Cash used in investing activities	(23,708)	(27,877)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(4,176)	(3,935)
Other	—	(7)

Cash used in financing activities	(4,176)	(3,942)

Increase (decrease) in cash and cash equivalents	4,192	(18,702)
Cash and cash equivalents at beginning of period	49,089	41,043

Cash and cash equivalents at end of period	$53,281	$22,341

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$9,997	$18,231

Cash paid (refunds received) for income taxes, net	$—	$—

Cash paid for reorganization items	$—	$5,302

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$2,280	$4,210

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

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh start reporting effective on October 30, 2002 (Note 2), the financial information presented in the consolidated statements of operations and cash flows for the three and nine months ended September 30, 2003 are not comparable in certain respects to the financial information for prior periods. The presentation of financial information of the “Predecessor Company” represents the Company’s financial information for the specified period prior to the Company’s adoption of fresh start reporting. The presentation of financial information of the “Successor Company” represents the Company’s financial information for the specified period following the Company’s adoption of fresh start reporting upon completion of the bankruptcy proceedings.

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

Liquidity

The Company has experienced operating losses as a result of efforts to build and enhance its network infrastructure, hire personnel, develop its systems and expand into new markets. The Company expects to continue to focus on increasing its customer base and expanding its network operations. Accordingly, the Company expects that its cost of services will increase and that its capital expenditures will be significant. In addition, the Company may further reduce some of its prices to respond to a changing competitive environment. While the Company has realized cost efficiencies in its operations through its restructurings, thereby reducing its selling, operations and administration expense, these factors may continue to have a negative impact on the Company’s short-term operating results. Interstate FiberNet, Inc., a wholly owned subsidiary of ITC^DeltaCom, is the borrower under a senior secured credit facility, of which $154.0 million in principal amount was outstanding as of September 30, 2003. The Company is also subject to capital lease commitments (Note 4) and operating lease and other long-term commitments.

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

Stock-Based Compensation

At December 31, 2002, the Company had one stock-based employee compensation plan. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except share data)
Net loss applicable to common stockholders
As reported	$(4,309)	$(34,758)	$(13,321)	$(102,407)
Add: total stock-based employee compensation expense included in net loss	221	—	663	—
Less: total stock-based employee compensation expense determined under fair value based method for all awards	725	1,996	2,167	5,908

Pro forma	$(4,813)	$(36,754)	$(14,825)	$(108,315)

Basic and diluted net loss per common share
As reported	$(.10)	$(.56)	$(0.30)	$(1.64)
Pro forma	$(.11)	$(.59)	$(0.33)	$(1.74)

Other Assets

At September 30, 2003, other assets of $5.5 million included paid and accrued but unpaid transaction costs of $2.8 million and $945,000, respectively, associated with the acquisition by merger of BTI Telecom Corp. (Note 7).

2. Chapter 11 Bankruptcy Proceedings

On June 25, 2002, the Company filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”). On October 17, 2002, the United States Bankruptcy Court for the District of Delaware confirmed the plan of reorganization, and the Company consummated the plan of reorganization on October 29, 2002 (the “Effective Date”). As part of the plan of reorganization, the Company eliminated $515 million principal amount of debt, plus related accrued and unpaid interest.

The Company adopted Fresh Start Reporting as of the Effective Date, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Fresh Start Reporting resulted in a new reporting entity with assets and liabilities adjusted to estimated fair value and beginning retained earnings set to zero. Liabilities subject to compromise were adjusted to zero in connection with their cancellation under the plan of reorganization. As a result of the application of Fresh Start Reporting and the recapitalization of the Company on the Effective Date, financial information in the accompanying condensed consolidated financial statements as of September 30, 2003 and December 31, 2002 and for the three and nine months ended September 30, 2003 (collectively, the “Successor Period”) is presented on a different basis than the financial information for the three and nine months ended September 30, 2002 (the “Predecessor Period”). Accordingly, such information is not comparable in certain respects.

Reorganization items are composed of items of expense that were realized or incurred by ITC^DeltaCom as a result of reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items for the three and nine months ended September 30, 2002 consisted of the following (in thousands):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002
Professional fees and related expenses	$2,085	$5,302
Write-off of deferred financing fees	8,849	8,849
Write-off of debt discounts	88	88

	$11,022	$14,239

Professional fees and related expenses represent legal and financial advisory expenses directly related to the bankruptcy proceedings.

As of June 25, 2002, ITC^DeltaCom had accrued dividends on the then outstanding Series B preferred stock of $1.4 million and $2.8 million for the three and nine months ended September 30, 2002, respectively. Contractual dividends were $1.5 million and $4.4 million for the three and nine months ended September 30, 2002, respectively. Under the Bankruptcy Code, dividends on the Series B preferred stock did not accrue during the bankruptcy proceedings.

3. Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that an issuer classify a financial instrument within its scope as a liability because that financial instrument embodies an obligation of the issuer. SFAS No. 150 requires classification of a mandatorily redeemable financial instrument as a liability unless the redemption is required to occur only upon the liquidation or termination of the issuer. As of September 30, 2003, the 8% Series A Convertible Redeemable Preferred Stock of the Company is convertible, at any time, into a total of approximately 5,253,940 shares of common stock at a conversion price of $5.71 per share of common stock. Because of this conversion feature, SFAS No. 150 does not require classification of the Series A preferred stock as a liability.

4. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at September 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Senior secured credit facility	$154,000	$155,600
Capital lease obligations at varying interest rates, maturing through July 2020	45,787	46,771

Total long-term debt and capital lease obligations	199,787	202,371
Less current maturities	(10,719)	(2,703)

Total	$189,068	$199,668

5. Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to the Company’s restructurings in 2001 and 2002, which are recorded in accrued liabilities from January 1, 2003 through September 30, 2003 (in thousands):

	Balance at December 31, 2002	Accruals	Write-offs/ Payments	Balance at September 30, 2003
Restructuring charges:
Employee severance	$32	$0	$32	$0
Office space leases	697	0	451	246

Total	$729	$0	$483	$246

The Company expects to use the remaining restructuring accruals as additional payments are made under the terms of office space lease agreements. The Company is actively working to sub-lease vacant office space. An agreement to sub-lease the Atlanta office space was executed in October 2003. To the extent other locations are successfully sub-let, the accrued liabilities related to those locations will be reversed.

6. Commitments and Contingencies

At September 30, 2003, the Company had entered into agreements with vendors to purchase approximately $3.9 million of property, plant, equipment and services during 2003 related to the improvement and installation of switches, other network expansion efforts and certain services.

BellSouth Interconnection Agreement

The Company’s interconnection agreements with BellSouth Telecommunications, Inc. (“BellSouth”) expired in June 2003. The Company expects to continue to operate under terms of the existing agreements until new agreements are reached. The Company is currently engaged in an arbitration process concerning the rates and terms of new agreements with BellSouth in Alabama, Georgia, Florida, North Carolina, Louisiana, and Tennessee. The Company has adopted the agreements between AT&T and BellSouth for South Carolina, Mississippi, and Kentucky. By adopting these agreements, the Company will assume the terms and conditions of such agreements that are applicable to AT&T. The Company is unable to determine the impact, if any, these arbitration proceedings will have on its results of operations and financial condition.

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

On July 10, 2003, a complaint was filed against the Company in the Fifth Judicial District Court for the Parish of Richland, State of Louisiana. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the land, which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Pursuant to agreements with KCS and IC, the Company utilizes certain fiber optic cable within the rights-of-way of KCS and IC in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to KCS and IC do not permit the installation and operation of telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorney’s fees. The Company denies the allegations. The Company cannot reasonably estimate the amount of any potential loss that may result from this proceeding.

In August 2003, the Federal Communications Commission released the text of its triennial review order. Among other things, the order allows the incumbent local telephone companies to petition state public utility commissions for authority to stop providing some “unbundled network elements” to the Company and other competitive telecommunications companies. The elements subject to the order include dedicated transport services between central offices, broadband local loops, local switching services that are used as part of the unbundled network element platform, and other elements. The Company uses these unbundled network elements in connection with its provision of local exchange services. The FCC also has proposed new rules that would change the existing cost-based method of pricing the services that the Company obtains from the incumbent local telephone companies. If adopted, the proposed rules would enable the incumbent local telephone companies to initiate proceedings before state public utility commissions to seek increased rates for unbundled network elements. If certain elements in particular markets or on particular transport routes in those markets cease to be available to the Company at the existing cost-based rates, it could experience an increase in its cost of providing local exchange services. The Company expects to oppose any efforts by the incumbent local telephone companies to discontinue the provision of, or raise the rates for, the unbundled network elements it needs to provide competitive services. Due to numerous appeals of the triennial review order, the uncertainty concerning whether the various state public utility commissions in the Company’s markets will authorize the incumbent carriers to stop providing certain unbundled network elements, and the pending status of the rule proposal described above, the Company cannot currently predict the financial or operational impact that these proceedings may have on its business.

On October 15, 2003, a complaint was filed against Mississippi Power Company, The Southern Company, Southern Telecom, Inc., Southern Company Services, Inc., Southern Management Development, Inc. and the Company in the Circuit Court of Harrison County, Mississippi by a landowner that has alleged that Mississippi Power Company, in collusion with The Southern Company, Southern Telecom, Southern Company Services, Southern Management Development and the Company, caused or participated in the covert installation of fiber optic lines on, over and/or under the property owned by the plaintiff for the purpose of selling, leasing and/or sharing, for profit, conduit and/or dark fibers and/or wavelength service. The plaintiff contends that such actions constitute improper and illegal use of the plaintiff’s land by the defendants. The plaintiff also alleges trespass, unjust enrichment, fraud and deceit, and civil conspiracy. The plaintiff seeks damages in the amount of $5,000,000, punitive damages, disgorgement of gross revenues derived from the alleged wrongful conduct, a percentage of the gross profits obtained from the use of a fiber telecommunications network and costs. The Company intends to deny all allegations related to this matter.

The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties under Gulf Power’s easements. Two additional landowners were subsequently added as plaintiffs. The landowners have alleged that Gulf Power does not have the authority to permit the Company or other carriers to transmit telecommunications services over Gulf Power’s rights-of-way over the plaintiffs’ properties. The plaintiffs seek unspecified monetary damages based on constructive trust/unjust enrichment, and temporary and permanent injunctive relief. The Company was made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis, among others, that there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. In April 2002, pursuant to court authorization, the plaintiffs amended their complaint to allege additional facts regarding the use of the rights-of-way to support the landowners’ contention that an additional burden on the property has resulted from the maintenance requirements of the fiber routes, including the placement of buildings and other physical telecommunications equipment on the rights-of-way. In May 2003, the court denied the defendants’ motion to dismiss, effectively overruling the previous dismissal order. The plaintiffs moved for summary judgment on the amended claim in late May 2003. In November 2003, the court awarded partial summary judgment in favor of the plaintiffs, finding that Gulf Power’s easements do not allow the plaintiffs’ properties to be used by the Company for general communications use. Assuming the proceeding is certified as a class action, the easements at issue cover a portion of the Company’s network of approximately 260 route miles, which generates a significant amount of the Company’s revenues. If the plaintiffs are awarded the relief requested, regardless of whether the proceeding is certified as a class action, the Company could be required to pay significant monetary damages, to expend capital to acquire adequate easements over the affected route or to acquire new easements over alternative routes, and to terminate service to customers served by the affected route.

Other Rights-of-Way Contingency

The Company has obtained a portion of its rights-of-way under an agreement with Southern Telecom, Inc. and its affiliates that provides for significant annual fixed payments by the Company through 2020. Upon the occurrence of certain events specified in the agreement, including a change of control of ITC^DeltaCom, as defined, the annual payments would be terminated and the Company would be required to make a one-time payment. The amount of this one-time payment would be approximately $19.7 million if such an event were to occur before August 1, 2003. The amount would be greater if such an event were to occur thereafter. Any such one-time payment would reduce the Company’s capital lease obligations. Such a reduction would total approximately $9.5 million if such an event were deemed to occur before August 1, 2003. On January 24, 2003, Southern Telecom filed a civil action against the Company in the Circuit Court of Troup County, Georgia, alleging that the Company breached the Southern Telecom agreement by failing to make payments to Southern Telecom of $123,288 by November 29, 2002 and $19,615,178 by January 28, 2003, for a total of approximately $19.7 million, that were triggered by an alleged change of control of ITC^DeltaCom, as that term is defined in the agreement. Southern Telecom contends that a change of control occurred on October 29, 2002, when the Company’s plan of reorganization became effective. In its answer to the complaint, the Company denied that a change of control, as defined in the agreement, occurred and further denied that the amounts claimed by Southern Telecom are due under the agreement. The Company expects, based on informal discussions with Southern Telecom, that Southern Telecom will amend its complaint to allege that the consummation of the Company’s acquisition of BTI Telecom Corp. and related transactions on October 6, 2003 constituted an additional event resulting in a change of control under the agreement. Upon completion of the merger on October 6, 2003, affiliates of Welsh, Carson, Anderson & Stowe owned securities representing a majority of the voting power of the Company. Pursuant to the merger documents and the certificate of designation of the Company’s 8% Series B Convertible Redeemable Preferred Stock (the “Series B preferred stock”), such securityholders have the right to designate for appointment or to elect four directors to an 11-member board of directors. The remaining seven directors are the directors who constituted the Company’s board of directors immediately before the merger. If it is ultimately determined that the BTI merger, and not the reorganization in 2002, resulted in a change of control, the Company would be required to make a one-time payment totaling approximately $21.5 million.

7. Subsequent Events

Merger and Related Transactions

On October 6, 2003, the Company consummated an acquisition by merger (the “merger”) of BTI Telecom Corp. (“BTI”) and the other transactions contemplated by the agreement and plan of merger (the “merger agreement”), dated as of July 2, 2003, as amended, among ITC^DeltaCom, a wholly-owned subsidiary of ITC^DeltaCom, BTI and Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Capital Partners III, L.P., WCAS Information Partners, L.P. and other named parties (collectively, the “Welsh Carson Securityholders”).

On October 6, 2003, pursuant to the merger agreement and immediately prior to the effective time of the merger, some of the Welsh Carson Securityholders purchased a total of 350,000 shares of Series B preferred stock for a total purchase price of $35 million. In accordance with the merger agreement, approximately $27.5 million of the purchase price was paid in cash, approximately $2.5 million was paid by the surrender for cancellation of approximately $2.5 million principal amount of promissory notes BTI owed to Welsh Carson Securityholders that were issued by BTI to pay restructuring, severance and other specified expenses, and approximately $5.0 million was paid by the surrender for cancellation of approximately $5.0 million principal amount of promissory notes BTI owed to such Welsh Carson Securityholders that were issued by BTI to pay other expenses incurred by BTI between August 2003 and the completion of the merger. As of October 6, 2003, these 350,000 shares of Series B preferred stock were convertible into a total of approximately 11,666,667 shares of the Company’s common stock at a conversion price of $3.00 per share of common stock.

As of the merger effective time, pursuant to the merger agreement, the common stock and preferred stock of BTI held by the Welsh Carson Securityholders was convertible into the right to receive approximately 35,000 shares of the total of 50,000 shares of the Company’s common stock issuable as merger consideration to the BTI stockholders.

On October 6, 2003, pursuant to the merger agreement, the Company issued to the Welsh Carson Securityholders 6,950,000 shares of the common stock and 3,000,000 warrants to purchase shares of the Company’s common stock in exchange for the surrender for cancellation of promissory notes representing $95 million principal amount of BTI indebtedness owing to the Welsh Carson Securityholders. As of October 6, 2003, the warrants were exercisable for a total of 3,000,000 shares of common stock at a purchase price of $8.50 per share.

In accordance with the merger agreement, the Company has the right for a period of up to 19 months following the merger closing, to require the Welsh Carson Securityholders to purchase, from time to time, additional shares of Series B preferred stock for a maximum purchase price of $15 million. The obligation of the Welsh Carson Securityholders to purchase these shares of Series B preferred stock will be subject to the condition that the Company have unrestricted cash of less than $20 million at the end of the calendar month immediately preceding the purchase, as well as to other conditions. The Company may apply the proceeds of any such post-closing sale of the Series B preferred stock only for operations and other specified expenditures.

Upon completion of the merger on October 6, 2003, the Welsh Carson Securityholders owned securities representing a majority of the voting power of the Company. Pursuant to the merger documents and the certificate of designation of the Series B preferred stock, the Welsh Carson Securityholders currently have the right to designate for appointment or to elect four directors to an 11-member board of directors. The remaining seven directors are the directors who constituted the Company’s board of directors immediately before the merger.

New Credit Agreements

In connection with the merger closing on October 6, 2003, ITC^DeltaCom:

•	assumed total BTI indebtedness of $111.4 million, including secured indebtedness in the principal amount of approximately $85.7 million outstanding under BTI’s senior credit facility;

•	entered into an amended and restated senior credit facility agreement with its existing lenders and with the BTI lenders, under which, among other terms, the principal amounts of borrowings thereunder were increased by $30 million of the assumed BTI senior credit facility to $184.0 million; and

•	entered into a new credit facility agreement with the BTI lenders, which evidences the remaining $55.7 million of assumed BTI credit facility indebtedness and which is junior to the senior credit facility in right of payment and priority of security.

Discontinuation of Integrated Technology Solutions Business

Through the integrated technology solutions portion of its operations, the Company resold computer servers, routers and other related equipment and provided professional services related to the installation and maintenance of that equipment. This business generated operating losses in 2002 and the nine months ended September 30, 2003, a gross margin of approximately $3 million on revenue of approximately $25 million in 2002 and a gross margin of approximately $2 million on revenue of approximately $19.5 million for the nine months ended September 30, 2003. Due to these operating losses and low gross margins as a percentage of revenue, and to focus on its core businesses, the Company discontinued this business effective October 2003. The 26 employees associated with this business, and certain agreements relating to the Company’s provision of integrated technology solutions products or services, have been transferred to another company for nominal consideration. As a result of this transaction, the Company did not incur any severance or employee-related expenses in connection with the discontinuation of this business. As of October 2003, the Company had a backlog of approximately $3 million in integrated technology solutions orders, which it expects to fill during the fourth quarter of 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings and other expected benefits of our merger with BTI, business strategy, financing plans, forecasted trends relating to the markets in which we operate and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed below and under the caption “Business—Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2002, include dependence on new product development, rapid technological and market change, dependence upon rights of way and other third-party agreements, debt service and other cash requirements, liquidity constraints and risks related to future growth and rapid expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, ability to integrate acquired companies successfully, customer reductions in services, delays or difficulties in deployment and implementation of colocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules, general economic and business conditions, failure to maintain underlying service/vendor arrangements, competition, adverse changes in the regulatory or legislative environment, and various other factors beyond ITC^DeltaCom’s control. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended December 31, 2002 and the financial statements and related notes thereto.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand dollars and dollar amounts of less than $1 million to the nearest one thousand dollars.

Reorganization

We filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code on June 25, 2002. On October 17, 2002, the United States Bankruptcy Court entered an order confirming our plan of reorganization. We consummated our reorganization under the plan on October 29, 2002. As a result of our reorganization, we canceled $515 million principal amount of debt, plus related accrued and unpaid interest.

We adopted the provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” upon commencement of the bankruptcy proceedings. On October 29, 2002, we implemented fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization value of ITC^DeltaCom was allocated to our assets and liabilities, our accumulated deficit was eliminated and our new equity was issued in accordance with our plan of reorganization as if we were a new reporting entity. As a consequence of our reorganization and in accordance with SOP 90-7, we have separately presented our financial results in the accompanying unaudited consolidated financial statements and in other portions of this report as follows: results for the period from January 1, 2002 to September 30, 2002 are reported under “Predecessor”; and the results for the period from January 1, 2003 to September 30, 2003 are reported under “Successor.” As discussed below under “—Results of Operations,” financial information for the three and nine months ended September 30, 2003 is not comparable in certain respects to the financial information for prior periods as a result of the implementation of fresh start reporting.

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

As of September 30, 2003, we provided services through 36 branch offices to approximately 20,733 end-user, retail business customers and 21,800 additional residential retail customers. As of September 30, 2003, we had sold approximately 262,831 business access lines, excluding lines that had been disconnected or canceled. Of these business access lines, approximately 254,986 lines had been installed as of September 30, 2003. Of the business lines we have sold, business customers who purchase lines on a retail basis purchased 190,082 lines and Internet services providers, who purchase lines on a wholesale basis, purchased 72,749 lines. Of the business lines in service, 184,606 lines related to retail customers and 70,380 lines related to Internet service provider customers.

As of September 30, 2003, we owned or managed approximately 10,088 route miles of a fiber optic network which covered portions of ten states in the southern United States, including Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee and Texas. As of September 30, 2003, we owned approximately 6,143 route miles of our fiber optic network, which we have built or acquired through long-term dark fiber leases or indefeasible rights-of-use agreements. In addition, we have strategic relationships principally with three public utilities, Duke Power Company, Florida Power & Light Company and Entergy Technology Company, pursuant to which we market, sell and manage capacity on approximately 3,945 route miles of network owned and operated by these three utilities. In October 2003, we renewed our agreement with Florida Power & Light Company, at a slightly lower rate, for a new two-year term expiring in October 2005. We are actively working to reduce the cost of, and our dependence on, the leased portion of our network by seeking arrangements with alternative local and metropolitan providers of network capacity. We believe that these arrangements, including our current agreements with Duke Power and Florida Power and Light, reduce our dependence on the incumbent local telephone companies in our markets and will enable us to operate our network more efficiently.

During the nine months ended September 30, 2003, our operational achievements included the following:

•	as a result of effective cash management, we had $53.3 million in cash and cash equivalents as of September 30, 2003, an increase of $4.2 million for the nine-month fiscal period, including $19.7 million in restricted cash and $3.7 million of costs related to our acquisition of BTI Telecom Corp.;

•	we maintained capital expenditures below forecasted levels;

•	we increased revenues from our integrated telecommunications services, which include local exchange, long distance, enhanced data and Internet services, by 14% over the nine months ended September 30, 2002;

•	we increased local service revenues by 19% over the nine months ended September 30, 2002 and enhanced data service revenues by 10% over the nine months ended September 30, 2002;

•	we exceeded 20,000 customers for our new consumer services offering, GrapeVine; and

•	we reduced selling, operations and administration expense by 8% from the nine months ended September 30, 2002, even though we incurred $3.5 million of start-up expenses for GrapeVine.

Acquisition of BTI Telecom Corp.

On October 6, 2003, the Company consummated an acquisition by merger (the “merger”) of BTI Telecom Corp. (“BTI”) and the other transactions contemplated by the agreement and plan of merger (the “merger agreement”), dated as of July 2, 2003, as amended, among ITC^DeltaCom, a wholly-owned subsidiary of ITC^DeltaCom, BTI and Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS Capital Partners III, L.P., WCAS Information Partners, L.P. and other named parties (collectively, the “Welsh Carson securityholders”).

On October 6, 2003, pursuant to the merger agreement and immediately prior to the effective time of the merger, some of the Welsh Carson securityholders purchased a total of 350,000 shares of a new issue of the Company’s 8% Series B Convertible Redeemable Preferred Stock for a total purchase price of $35 million. In accordance with the merger agreement, approximately $27.5 million of the purchase price was paid in cash, approximately $2.5 million was paid by the surrender for cancellation of approximately $2.5 million principal amount of promissory notes BTI owed to Welsh Carson securityholders that were issued by BTI to pay restructuring, severance and other specified expenses, and approximately $5.0 million was paid by the surrender for cancellation of approximately $5.0 million principal amount of promissory notes BTI owed to such Welsh Carson securityholders that were issued by BTI to pay other expenses incurred by BTI between August 2003 and the completion of the merger. As of October 6, 2003, these 350,000 shares of Series B preferred stock were convertible into a total of approximately 11,666,667 shares of the Company’s common stock at a conversion price of $3.00 per share of common stock.

As of the merger effective time, pursuant to the merger agreement, the common stock and preferred stock of BTI held by the Welsh Carson securityholders was convertible into the right to receive approximately 35,000 shares of the total of 50,000 shares of the Company’s common stock issuable as merger consideration to the BTI stockholders.

On October 6, 2003, pursuant to the merger agreement, the Company issued to the Welsh Carson securityholders 6,950,000 shares of the common stock and 3,000,000 warrants to purchase shares of the common stock in exchange for the surrender for cancellation of promissory notes representing $95 million principal amount of BTI indebtedness owing to the Welsh Carson securityholders. As of October 6, 2003, the warrants were exercisable for a total of 3,000,000 shares of the common stock at a purchase price of $8.50 per share.

In accordance with the merger agreement, the Company has the right for a period of up to 19 months following the merger closing, to require the Welsh Carson securityholders to purchase, from time to time, additional shares of Series B preferred stock for a maximum purchase price of $15 million. The obligation of the Welsh Carson securityholders to purchase these shares of Series B preferred stock will be subject to the condition that the Company have unrestricted cash of less than $20 million at the end of the calendar month immediately preceding the purchase, as well as to other conditions. The Company may apply the proceeds of any such post-closing sale of the Series B preferred stock only for operations and other specified expenditures.

Upon completion of the merger on October 6, 2003, the Welsh Carson securityholders owned securities representing a majority of the voting power of the Company and, pursuant to the merger documents, have the right to designate for appointment or to elect four directors to an 11-member board of directors. The remaining seven directors are the directors who constituted the Company’s board of directors immediately before the merger.

New Credit Arrangements

In connection with the merger closing on October 6, 2003, ITC^DeltaCom:

•	assumed total BTI indebtedness of $111.4 million, including secured indebtedness in the principal amount of approximately $85.7 million outstanding under BTI’s senior credit facility;

•	entered into an amended and restated senior credit facility agreement with its existing lenders and with the BTI lenders, under which, among other terms, the principal amounts of borrowings thereunder were increased by $30 million of the assumed BTI senior credit facility to $184.0 million; and

•	entered into a new credit facility agreement with the BTI lenders, which evidences the remaining $55.7 million of assumed BTI credit facility indebtedness and which is junior to our senior credit facility in right of payment and priority of security.

Additional information concerning the merger and the other merger transactions is set forth in a Current Report on Form 8-K that we filed with the SEC on October 21, 2003.

Merger Integration Activities

Before closing the merger on October 6, 2003, we developed a detailed integration plan for the combined company. The plan focuses on the efficient integration of existing personnel and processes, while seeking to minimize any adverse impact that the merger may have on customers. The initial efforts to implement our integration plan have been directed to sales force and product assimilation, the integration of financial and operational support systems, the elimination of redundant facilities, the integration of our existing networks, the elimination of other redundant back office functions, and vendor consolidation. Among other achievements of our integration plan:

•	We have combined sales offices in 14 of the 17 targeted cities in which we and BTI had separate sales offices, which enabled us to achieve a significant integration of our respective sales personnel.

•	We have trained a majority of our combined sales force with respect to the marketing and sale of the products and services of the combined company, which has resulted in a consistent presentation of our products and services.

•	All new orders, other than orders originating from several legacy BTI offices in markets in which we did not have a presence, are being processed on central provisioning and billing platforms.

•	Purchasing efforts within many of our areas of operation, including insurance, facilities management, capital expenditures and information systems maintenance, have been combined and are expected to yield significant efficiencies.

•	We currently expect to complete the integration of financial systems, operations support systems for managing customer, network and equipment orders, and carrier access billing platforms, to consolidated platforms during first quarter of 2004.

We continue to believe that the merger will generate annualized cost savings of approximately $40 million to $60 million over a three-year period, the majority of which we expect to achieve by October 2004. Due to the complexity and time required to consolidate and integrate networks, we anticipate that we will realize these savings primarily through the consolidation of sales operations and administrative functions during late 2003 and early 2004. We expect that savings from cost of services will accelerate late in the first quarter of 2004 and continue through 2004. By the end of fiscal 2004, we expect that cost of services savings will be contributing over 20% of the total estimated merger cost savings.

The foregoing cost savings estimates were developed solely for purposes of evaluating the merger and they do not include non-recurring adjustments that will be recorded in conjunction with the merger. In addition, these estimates are based upon assumptions that are uncertain and are subject to significant business, economic and competitive uncertainties which are difficult to predict and often beyond the control of management. These assumptions are based upon management’s opinion concerning a number of factors, including levels of enhanced purchasing power and operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. We may not be able to accomplish these actions successfully, and these cost savings and efficiencies may not be achieved to the extent estimated.

Discontinuation of Integrated Technology Solutions Business

Through the integrated technology solutions portion of our operations, we resold computer servers, routers and other related equipment and provided professional services related to the installation and maintenance of that equipment. This business generated net losses in 2002 and the nine months ended September 30, 2003, a gross margin of approximately $3 million on revenue of approximately $25 million in 2002 and a gross margin of approximately $2 million on revenue of approximately $19.5 million for the nine months ended September 30, 2003. Due to these operating losses and low gross margins as a percentage of revenue, and to focus on our core businesses, we discontinued this business effective October 2003. The 26 employees associated with this business, and certain agreements relating to our provision of integrated technology solutions products or services, have been transferred to another company for nominal consideration. As a result of this transaction, we did not incur any severance or employee-related expenses in connection with the discontinuation of this business. As of October 2003, we had a backlog of approximately $3 million in integrated technology solutions orders, which we expect to fill during the fourth quarter of 2003.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business. The data presented, except branch office, colocation and switch data, are rounded.

	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Business customers served-end users(1)	20,733	20,160	19,990	19,590	18,680
Number of employees	1,850	1,825	1,820	1,830	1,875

(1)	Reflects the combination of multiple accounts of some customers into a single customer account.

	Three Months Ended
	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002
Retail revenues:
Local	$32,688	$31,473	$29,849	$29,666	$27,649
Long distance	17,742	17,949	17,375	15,863	16,235
Enhanced data	16,915	16,387	16,199	15,865	15,672
Equipment/other	16,663	11,149	10,879	10,817	10,592

Total retail revenues	$84,008	$76,958	$74,302	$72,211	$70,148
Wholesale revenues:
Broadband	$17,991	$19,278	$18,875	$20,025	$20,342
Local-interconnect	4,468	3,738	3,184	4,663	5,984
Long distance and data	417	1,096	1,119	1,640	3,286
Other	1,200	1,413	1,594	947	1,261

Total wholesale revenues	$24,076	$25,525	$24,772	$27,275	$30,873

Total revenues	$108,084	$102,483	$99,074	$99,486	$101,021

Growth percentage (over previous quarter)	5.5%	3.4%	(0.4%)	(1.5%)	(7.0%)

We generally provide our services to the following two types of customers: (1) ultimate end-users that purchase our services on a retail basis; and (2) other communications companies that purchase our services on a wholesale basis in connection with their provision of services to their customers. The following tables present information about our revenues generated by our retail customers and wholesale customers and about telephone access lines installed for and sold to each type of business customer. The dollar amounts are shown in thousands and the line data are shown as of period end.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Retail customer revenues:
Local	$32,688	$27,649	$93,888	$79,247
Long distance	17,742	16,235	53,066	48,590
Enhanced data	16,915	15,672	49,501	45,027

Integrated telecom revenue	67,345	59,556	196,455	172,864
Equipment and other	16,663	10,592	38,813	33,205

Total retail revenues	$84,008	$70,148	$235,268	$206,069

Wholesale customer revenues:
Broadband revenues	$17,991	$20,342	$56,144	$64,536
Local/interconnection revenues	4,468	5,984	11,391	34,953
Long distance and data	417	3,286	2,631	9,772
Other	1,200	1,261	4,207	3,650

Total wholesale revenues	$24,076	$30,873	$74,373	$112,911

Retail business lines sold (1)			190,082	170,410
Wholesale lines sold(1)			72,749	54,300

Total lines sold(1)			262,831	224,710

Retail business lines installed			184,606	162,420
Wholesale lines installed			70,380	52,210

Total business lines installed			254,986	214,630

Business lines installed/sold percentage
Retail business customers			97%	95%
Wholesale customers			97%	96%

(1)	Reported net of lines disconnected or canceled.

Results of Operations

The following table presents, for the periods indicated, selected statements of operations data and EBITDA in dollars and as a percentage of revenues. The dollar amounts are shown in thousands.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	%	2002	%	2003	%	2002	%
Operating revenues	$108,084	100	$101,021	100	$309,641	100	$318,980	100
Cost of services	54,606	50	47,852	47	153,151	49	149,088	47
Gross margin	53,478	50	53,169	53	156,490	51	169,892	53
Selling, operations and administration	39,301	36	39,750	39	113,587	37	123,930	39
Depreciation and amortization	14,265	13	32,194	32	43,265	14	95,208	30
Stock-based deferred compensation	221	—	—	—	663	—	—	—
Special charges	—	—	—	—	—	—	223	—
Total operating expenses	53,787	49	71,944	71	157,515	51	219,361	69
Operating loss	(309)	—	(18,775)	(19)	(1,025)	—	(49,469)	(16)
EBITDA	13,956	13	2,382	2	42,240	14	31,211	10

EBITDA represents net loss before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States. For a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles, see “—Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002—EBITDA” below. EBITDA may not be comparable to similarly titled measures reported by other companies.

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Operating Revenues. Total operating revenues increased $7.1 million, or 7.0%, from $101.0 million for the 2002 fiscal quarter to $108.1 million for the 2003 fiscal quarter. Total operating revenues for the 2003 fiscal nine-month period decreased $9.3 million, or 3%, to $309.6 million from total operating revenues of $319.0 million for the 2002 fiscal-nine month period. Retail revenues increased 20%, or $13.9 million, for the 2003 fiscal quarter and 14%, or $29.2 million, for the 2003 fiscal nine-month period from the corresponding periods in 2002. The increases in retail revenues were partially offset by declines in wholesale revenues in the 2003 fiscal quarter. Wholesale revenues decreased 22%, or $6.8 million, for the 2003 fiscal quarter and 34%, or $38.5 million, for the 2003 fiscal nine-month period from the corresponding periods in 2002. The following factors also contributed to the changes in total operating revenues:

•	decreases in local interconnection revenues of $1.5 million for the 2003 fiscal quarter and $24.9 million for the 2003 fiscal nine-month period, which resulted from a decrease in reciprocal compensation minutes of 4% for the 2003 fiscal quarter and 31% for the 2003 nine-month fiscal period, and by rate decreases for these wholesale services on July 1, 2002 and July 1, 2003 that were mandated by the FCC;

•	decreases in wholesale sales of transmission services to other telecommunications companies of $2.4 million for the 2003 fiscal quarter and $8.4 million for the 2003 fiscal nine-month period, which resulted primarily from the cancellation of the services by some customers; and

•	decreases in wholesale sales of switched and data services to other telecommunications companies of $2.9 million for the 2003 fiscal quarter and $9.5 million for the 2003 fiscal nine-month period, which resulted from the cancellation of services by some customers and by our reduced focus on selling these lower-margin wholesale services.

The effects of the foregoing decreases were partially offset by the following factors:

•	increases in sales of local exchange services of $5.0 million for the 2003 fiscal quarter and $14.6 million for the 2003 fiscal nine-month period, which were primarily attributable to increases in the number of installed lines of 2% for the 2003 fiscal quarter and 14% for the 2003 fiscal nine-month period, as sales of local services to residential customers and small business increased by $3.8 million for the 2003 fiscal quarter and by $8.1 million for the 2003 nine-month period;

•	increases in sales of retail data services of $1.2 million for the 2003 fiscal quarter and $4.5 million for the 2003 fiscal nine-month period, which primarily reflected increased bundled product offerings to Internet service providers; and

•	increases in sales of equipment and professional services of $6.1 million for the 2003 fiscal quarter and $5.6 million for the 2003 nine-month period.

The foregoing increases in sales of equipment and professional services were primarily attributable to non-recurring revenue streams. As discussed above under “—Discontinuation of Integrated Technology Solutions Business,” we have begun to de-emphasize the low gross margin business of reselling high-end routers and servers and related equipment and professional services. Sales of these products and services generated $10 million of our equipment and professional services revenue in the 2003 fiscal quarter and $19 million in the 2003 fiscal nine-month period.

We expect continued revenue growth during the remainder of 2003 in our local exchange, enhanced data and Internet access services, especially through our T-1-based products for businesses customers and our bundled products for residential customers. We do not expect significant growth in the remaining nonrecurring sales of telephone systems, software and related equipment from the current level of approximately $4.0 million to $4.5 million per quarter. The rate of decline in our revenues generated by sales of wholesale transmission services to other telecommunications companies continued during the third quarter of 2003. We expect to see continued revenue pressure in wholesale transmission services during the remainder of 2003. Our revenues from sales of local dial tone services to Internet service providers increased by 20% during the third quarter of 2003 over the second quarter of 2003, and we expect that the trend in increased sales volume for these services will continue for the remainder of 2003.

Cost of Services. Total cost of services increased $6.7 million, from $47.9 million, or 47% of total operating revenues, for the 2002 fiscal quarter to $54.6 million, or 50% of total operating revenues, for the 2003 fiscal quarter. Total cost of services of $153.2 million, or 49% of total operating revenues, for the 2003 fiscal nine-month period represented an increase of $4.1 million from the total cost of services of $149.1 million, or 47.0% of total operating revenues, for the 2002 fiscal nine-month period. The increase in total cost of services for the 2003 fiscal quarter was attributable to an increase of $5.0 million in costs associated with nonrecurring sales and the provision of related professional services, an increase of $1.7 million in access costs associated with the sales of services to our retail customers, and an increase of $1.4 million in costs associated with new sales of our GrapeVine product. The increase in total cost of services for the 2003 fiscal nine-month period was largely attributable to an increase of $3.8 million in costs associated with nonrecurring sales and the provision of related professional services, and to an increase of $2.0 million in costs associated with GrapeVine sales.

The increases in our cost of services as a percentage of revenues for the 2003 fiscal quarter and 2003 fiscal nine-month period primarily resulted from the increased revenues from the one-time sale of services and equipment in our data center, which generally carries lower gross margins. As a result of our decision to de-emphasize lower margin, non-recurring sales, we expect revenue from sales of services and equipment to decrease. We accordingly expect our cost of services as a percentage of revenues to improve.

Selling, Operations and Administration Expense. Selling, operations and administration expense decreased $449,000 from $39.8 million, or 39% of revenues, for the 2002 fiscal quarter to $39.3 million, or 36% of revenues, for the 2003 fiscal quarter. Selling, operations and administration expense decreased $10.3 million from $123.9 million, or 39% of revenues, for the 2002 fiscal nine- month period to $113.6 million, or 37% of revenues, for the 2003 fiscal nine-month period. These decreases were primarily attributable to a decrease in sales and other personnel costs and related expenses due to a reduction in the number of employees. These reductions resulted primarily from our reorganization in October 2002 and from our other restructurings. During the six months ended June 30, 2003, we incurred additional selling, operations and administration expense related to our residential consumer services initiative and additional professional services fees incurred in connection with a pending legal proceeding. These additional professional services fees began to decrease during the 2003 fiscal quarter, and we expect that this decrease will continue. We also expect that the expenses associated with our residential consumer services initiative will decrease as a percentage of revenue as that service offering continues to mature.

Depreciation and Amortization. Depreciation and amortization expense decreased $17.9 million from $32.2 million for the 2002 fiscal quarter to $14.3 million for the 2003 fiscal quarter, and decreased $51.9 million from $95.2 million for the 2002 fiscal nine-month period to $43.4 million for the 2003 fiscal nine-month period. These decreases resulted primarily from the revaluation of our assets as a result of our reorganization in October 2002. The revaluation resulted in a write-down of $198.8 million of property, plant and equipment and of $29.4 million of intangibles, including goodwill. We expect depreciation and amortization to be significantly less in 2003 than in 2002 as a result of our reorganization.

Interest Expense. Interest expense decreased $1.7 million from $5.0 million for the 2002 fiscal quarter to $3.3 million for the 2003 fiscal quarter, and decreased $24.2 million from $34.5 million for the 2002 fiscal nine-month period to $10.3 million for the

2003 fiscal nine-month period. The decrease was primarily attributable to our elimination of $515 million principal amount of debt as a result of our reorganization. We expect our interest expense to be significantly lower in 2003 than in 2002 as a result of the cancellation of this debt, although we expect that our interest expense during the fourth quarter of 2003 and thereafter will increase significantly as a result of our assumption of $111.4 million of additional indebtedness in connection with our acquisition of BTI.

EBITDA. EBITDA represents net loss before interest, taxes, depreciation and amortization. EBITDA increased $11.6 million from $2.4 million for the 2002 fiscal quarter to $14.0 million for the 2003 fiscal quarter, and increased $11.0 million from $31.2 million for the 2002 fiscal nine-month period to $42.2 million for the 2003 fiscal nine-month period.

The increases in EBITDA were primarily attributable to the following factors:

•	a decrease of $11.0 million in the 2003 fiscal quarter and of $14.2 million in the fiscal nine-month period in restructuring and reorganization costs; and

•	a decrease of $449,000 in the 2003 fiscal quarter and of $10.3 million in the 2003 fiscal nine-month period in selling, operations and administration expense.

The effects of the foregoing EBITDA increases were offset in part by the following factors:

•	an increase of $6.8 million in the 2003 fiscal quarter and of $4.1 million in the 2003 fiscal nine-month period in costs associated with the sale of services;

•	a decrease of $1.5 million in the 2003 fiscal quarter and of $24.9 million in the 2003 fiscal nine-month period in local reciprocal compensation and primary rate interface revenues, which generally result in higher profit margins; and

•	a decrease of $2.9 million in the 2003 fiscal quarter and of $5.3 million in the 2003 fiscal nine-month period in revenues from our sales of transmission services to other telecommunications companies, which are generally higher-margin services.

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

We believe that net income (loss) is the financial measure calculated in accordance with generally accepted accounting principles that is most directly comparable to EBITDA. The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Net loss	$(3,537)	$(34,758)	$(11,041)	$(98,197)
Depreciation and amortization	14,265	32,194	43,265	95,208
Interest income and expense, net	3,228	4,946	10,016	34,200

EBITDA	$13,956	$2,382	$42,240	$31,211

Liquidity and Capital Resources

During the 2003 fiscal nine-month period, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. Cash provided by operating activities was $32.1 million in the 2003 fiscal nine-month period and $13.1 million in the 2002 fiscal nine-month period. Changes in working capital resulted in cash flow from operating activities of $(1.2) million in the 2003 fiscal nine-month period and $5.3 million in the 2002 fiscal nine-month period. The changes in the 2003 fiscal nine-month period were primarily attributable to an increase in accounts receivable, prepaid expenses, and accrued compensation, the effect of which was partially offset by a decrease in inventory and an increase in accounts payable. The changes in the 2002 fiscal nine-month period were primarily attributable to a decrease in accounts receivable, inventory and accrued interest, which was offset in part by increases in prepaid expenses and decreases in accounts payable, unearned revenue and accrued compensation and other accrued liabilities.

Cash used for investing activities was $23.7 million in the 2003 fiscal nine-month period and $27.9 million in the 2002 fiscal nine-month period. The cash used in these fiscal periods was primarily applied to fund capital expenditures. Of the cash used in the 2003 fiscal nine-month period, we applied $2.8 million to fund costs related to our merger with BTI. We made capital expenditures of $20.8 million in the 2003 fiscal nine-month period and $23.3 million in the 2002 fiscal nine-month period.

Cash used for financing activities was $4.2 million in the 2003 fiscal nine-month period and $3.9 million in the 2002 fiscal nine-month period. Cash used for financing activities in these periods consisted primarily of repayments of long-term debt, capital lease obligations and other indebtedness.

We have various contractual obligations and commercial commitments. The following table sets forth on a pro forma basis the remaining annual payments, exclusive of interest payments, we are required to make under contractual cash obligations and other commercial commitments at September 30, 2003 (in thousands), assuming we had completed our acquisition of BTI as of that date:

	Payments Due by Period
	Total	2003	2004-2005	2006-2007	After 2007
Long-term debt	$265,312	$478	$14,816	$221,514	$28,054
Capital lease obligations	45,857	140	27,307	10,881	7,529
Other long-term liabilities	8,982	1,657	7,325	—	—

Subtotal	320,151	2,275	49,448	232,395	36,033
Operating leases	76,697	5,287	31,538	20,694	19,178
Unconditional purchase obligations	3,878	3,878	—	—	—

Totals	$400,726	$11,440	$80,986	$253,089	$55,211

We do not have off-balance sheet financing arrangements other than our operating leases. We estimate that total interest payments of approximately $5.6 million will become due and payable under our credit facilities, capital lease obligations and other long-term liabilities during the fiscal quarter ending December 31, 2003.

As previously reported, and as discussed in note 6 to the condensed consolidated financial statements appearing elsewhere in this report, Southern Telecom, Inc. filed a civil action against us in January 2003, alleging that we breached our fiber optic facilities and services agreement with Southern Telecom by failing to pay Southern Telecom approximately $123,288 by November 29, 2002 and approximately $19.6 million by January 28, 2003, for a total of approximately $19.7 million, that it alleges became due and payable as a result of a change of control of ITC^DeltaCom that it claims resulted from our reorganization in October 2002. In our response, we have denied that a change of control, as defined in the agreement, has occurred and further have denied that we owe the amounts specified in the complaint. Payment of the change of control amount specified in the complaint would reduce our capital lease obligations by approximately $9.5 million. We expect, based on informal discussions with Southern Telecom, that Southern Telecom will amend its complaint to allege that the consummation of our acquisition by merger of BTI Telecom Corp. and related transactions on October 6, 2003 constituted an additional event resulting in a change of control under the agreement. If it is ultimately determined that the merger, and not the reorganization in 2002, resulted in a change of control, we would be required to make a one-time payment totaling approximately $21.5 million. Under our credit facility agreements, we are currently required to maintain cash and cash equivalents in an amount of $19.25 million that we may use solely to pay any amounts for which we may become liable upon the occurrence of a change of control under our agreement with Southern Telecom. If we are required to make a change of control payment under the agreement, the funds we have available for other uses related to the operation or expansion of our business would be significantly reduced.

At September 30, 2003, we had entered into agreements with vendors to purchase approximately $3.9 million of property, plant and equipment and services in 2003 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. In the 2003 fiscal nine-month period, we made net capital expenditures of approximately $21 million. We currently estimate that our remaining aggregate capital requirements for 2003 will total approximately $12.5 million to $17.5 million, including capital requirements of approximately $3.2 million required by BTI following the merger. We currently expect that our capital expenditures in 2003 will be used primarily for the continued addition of telecommunications equipment and related installation charges in connection with our local and data telecommunications services and infrastructure enhancements, principally for information systems. We expect that our annual capital requirements will increase significantly as a result of the merger. The actual amount and timing of our capital requirements may differ materially from the foregoing estimate as a result of regulatory, technological, economic and competitive developments, including market developments and new opportunities, or in the event we decide to make additional acquisitions or enter into joint ventures or strategic alliances, in our industry.

On the merger closing date, certain Welsh Carson securityholders purchased a total of 350,000 shares of a new issue of our preferred stock for a total purchase price of $35 million. In accordance with the merger agreement, approximately $27.5 million of the purchase price was paid in cash and the balance of approximately $7.5 million was paid by the surrender for cancellation of approximately $7.5 million principal amount of promissory notes of BTI owing to the Welsh Carson securityholders.

For a period of up to 19 months following the merger closing date, we will have the right to require some of the Welsh Carson securityholders to purchase from time to time up to 150,000 additional shares of Series B preferred stock for an aggregate cash purchase price of up to $15 million. The obligation of the Welsh Carson securityholders to purchase these shares of Series B preferred stock is subject to the following conditions, among others:

•	we must deliver our purchase notice within 15 months after the merger closing date;

•	we must have unrestricted cash of less than $20 million at the end of the calendar month immediately preceding delivery of the purchase notice;

•	our proposed use for the proceeds of the sale of the Series B preferred stock must be a permitted expenditure, as described below; and

•	we must not be in material breach of any of our material obligations under the certificate of designation of the Series B preferred stock or the governance agreement we entered into on the merger closing date with the Welsh Carson securityholders, Campbell B. Lanier, III and Larry F. Williams.

We may apply the proceeds of any such post-closing sale of Series B preferred stock only for expenditures for the cost of services, selling, operations and administrative expenses, capital expenditures not to exceed $65 million in any twelve-month period following the merger closing (other than capital expenditures incurred in connection with a business combination transaction), payment of contingencies and other purposes which could reasonably be expected to be incurred by us in connection with our ongoing activities in the ordinary course.

On the merger closing date, we also:

•	assumed total BTI indebtedness of $111.4 million, including secured indebtedness in the principal amount of approximately $85.7 million outstanding under BTI’s senior credit facility;

•	entered into an amended and restated senior credit facility agreement with our existing lenders and with the BTI lenders, under which, among other terms, the principal amounts of borrowings thereunder were increased by $30 million of the assumed BTI senior credit facility to $184.0 million; and

•	entered into a new credit facility agreement with the BTI lenders, which evidences the remaining $55.7 million of assumed BTI credit facility indebtedness and which is junior to our senior credit facility in right of payment and priority of security.

As described below, the additional $30 million of borrowings under the amended and restated senior credit facility will be amortized on a pro rata basis together with the existing indebtedness, which totaled approximately $154.0 million as of September 30, 2003, that continue to be outstanding under the restated facility. No principal payments may be made under the new credit facility until all amounts outstanding under the restated senior credit facility are paid in full.

Our ability after the merger to make scheduled principal and interest payments under the credit facilities, our principal capital lease facilities and our other indebtedness and to comply with the covenants under the new facilities depend primarily on our success in generating substantial operating cash flow and realizing the cost savings we anticipate will result from the merger. To remain in compliance with our principal debt agreements, as they are in effect following the merger closing, we will have to comply with financial covenants and ratios based on our levels of unrestricted cash, capital expenditures, secured and total debt, and cash flow.

Amended and Restated Senior Credit Agreement. The obligations under the senior credit agreement are secured by first priority liens on, and security interests in, substantially all of our assets, all of the assets of Interstate FiberNet, Inc., which is our wholly-owned subsidiary and the borrower under the credit agreement, and all of the assets of our other subsidiaries after the merger, including BTI.

The amended senior credit agreement adds three new financial covenants: (1) a minimum unrestricted cash covenant; (2) a total leverage ratio covenant; and (3) an interest coverage ratio covenant.

Under the minimum unrestricted cash covenant, we are required to have no less than $19.25 million of unrestricted cash at any time through the date on which we terminate a restricted cash account established in October 2002, and no less than $10 million of unrestricted cash thereafter.

Under the total leverage ratio covenant, as of the last day of each quarter, the ratio of consolidated “total debt” to consolidated “Adjusted EBITDA,” as measured over the last twelve months (“LTM”), may not be greater than the following:

Quarter	Ratio of Total Debt to LTM Adjusted EBITDA
4th quarter 2003	5.75x
1st quarter 2004 to 2nd quarter 2004	5.5x
3rd quarter 2004 to 4th quarter 2004	5.0x
1st quarter 2005 to June 30, 2006	4.5x

For purposes of this covenant, “total debt” includes the following, without duplication:

•	debt under our two credit facilities;

•	specified debt of BTI in the aggregate principal amount of approximately $25.6 million assumed in the merger;

•	debt that has a maturity of more than one year after incurrence or is renewable or extendible at our option to a date more than one year after incurrence;

•	all obligations, other than preferred stock, classified as indebtedness under generally acceptable accounting principles;

•	all obligations in respect of hedge agreements; and

•	all obligations as lessee under capital leases.

For purposes of the covenant, “Adjusted EBITDA” means the sum of the following:

•	net income (or net loss) after eliminating extraordinary and/or nonrecurring items to the extent included in net income, except as indicated below;

•	interest expense;

•	income tax expense;

•	depreciation expense;

•	amortization expense;

•	the total of all non-cash charges, including asset impairment charges, deducted in computing net income;

•	restructuring charges that are recognized and paid after August 31, 2002 within four months of the applicable restructuring event; and

•	other specified restructuring charges, including each restructuring charge relating to the BTI merger and any other permitted merger or acquisition that is recognized and paid within nine months after the completion of the transaction and which has a benefit over a twelve-month period that exceeds such charge.

Under the interest coverage ratio covenant, as of the last day of each quarter, based on the previous two quarters, the ratio of consolidated Adjusted EBITDA to cash interest paid in respect of all obligations, other than preferred stock, classified as indebtedness under generally accepted accounting principles may not be less than the following:

Quarter	Ratio of Adjusted EBITDA to Interest Paid
4th quarter 2003 to 2nd quarter 2004	2.5x
3rd quarter 2004 to 4th quarter 2004	3.0x
1st quarter 2005 to 2nd quarter 2005	3.5x
3rd quarter 2005 to June 2006	4.0x

If we fail to comply with any of these financial covenants, we will have 60 days to cure any noncompliance before the noncompliance constitutes an event of default under the credit agreement.

Negative covenants in the senior credit agreement have been modified to impose additional restrictions on our ability to incur indebtedness, to acquire businesses and other assets, and to make investments.

We have been granted the right, subject to specified conditions, to refinance all of the amounts outstanding under the senior credit agreement, including by means of a receivables financing.

New Credit Agreement. On the merger closing date, we, Interstate FiberNet and our other subsidiaries after the merger, including BTI, entered into a new credit agreement with the BTI lenders. Approximately $55.7 million in principal amount of indebtedness under BTI’s former senior credit facility is outstanding under the new credit agreement.

The indebtedness under the new credit agreement is subordinate to the indebtedness under the senior credit agreement in right of payment and priority of security. No principal payments may be made under the new credit agreement until all amounts outstanding under the senior credit agreement are paid in full. Following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the new credit agreement will be payable in quarterly amounts of $3,979,644 from the third quarter of 2006 through the first quarter of 2007, in the amount of $13,979,644 for the second quarter of 2007, in quarterly amounts of $646,331 from the third quarter of 2007 through the first quarter of 2008, and in a final payment of $27,857,725 on the maturity date of June 30, 2008.

Borrowings outstanding under the new credit agreement generally bear interest at an annual rate, which is .25% higher than the annual interest rate under the senior credit agreement.

The obligations under the new credit agreement are secured by second priority liens on, and security interests in, substantially all of our assets, all of the assets of Interstate FiberNet and all of the assets of our other subsidiaries. Under an intercreditor agreement with the lenders under the senior credit agreement, the lenders under the new credit agreement are subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the loan parties or an insolvency of the loan parties until all obligations under the senior credit agreement have been paid in full. Following payment in full of the senior credit agreement, the obligations under the new credit agreement will be secured by first priority liens on, and security interests in, the assets that previously had secured obligations under the senior credit agreement.

The new credit agreement contains the same financial covenants as the senior credit agreement, except that the financial covenants in the new credit agreement, other than the minimum unrestricted cash covenant, only reflect the covenant levels applicable on the merger closing date and are not be subject to adjustment in future periods. Some of the other negative covenants in the new credit agreement are less restrictive than the comparable covenants in the senior credit agreement.

As of October 31, 2003, we had $76.9 million of cash and cash equivalents, including $20.2 million of restricted cash and cash equivalents, reflecting the infusion of $27.5 million in the Series B preferred stock funding, less $5.2 million in closing costs related to the BTI merger on October 6, 2003. Based on our cash on hand, the expected operating performance of the combined company and the cost savings that we anticipate will result from the merger, we believe that our liquidity sources will continue to be adequate to finance the operations and to service the indebtedness of the combined company until at least June 2006. We may have to refinance a portion of our $184.0 million senior facility before it matures on June 30, 2006, although the cost savings we expect to result from the BTI merger and the expected operating results of the combined company may reduce the possibility that we will have to pursue such a refinancing.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $154.0 million of borrowings outstanding under our senior credit facility as of September 30, 2003. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $154.0 million of our outstanding borrowings under our senior credit facility accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $154.0 million of variable-rate debt at September 30, 2003 would result in a fluctuation of approximately $1.5 million in our annual interest expense.

Item 4.	Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer, who is our principal executive officer, and our Senior Vice President-Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Chairman and Chief Executive Officer and Senior Vice President-Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ITC^DeltaCom, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the third fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party or otherwise subject to various legal proceedings, including proceedings in which third parties have challenged some of our significant licenses or other rights to use the rights-of-way of others and a proceeding in which a provider of rights-of-way alleges that we failed to make a payment of $19.7 million upon a purported change of control of ITC^DeltaCom that the provider alleges occurred upon completion of our plan of reorganization in October 2002. For updated information about some of these proceedings, see note 6 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears under the captions “Legal Proceedings” and “Other Rights-of-Way Contingency,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 4.	Submission of Matters to a Vote of Security Holders

Pursuant to an action by written consent dated July 2, 2003 and in connection with our acquisition of BTI Telecom Corp., holders of our 8% Series A convertible redeemable preferred stock representing more than 50% of the voting power of the then outstanding Series A preferred stock consented to and approved the following: (1) the authorization and creation of the Series B preferred stock; (2) all issuances of the Series B preferred stock pursuant to the certificate of designation of the Series B preferred stock and the merger agreement; (3) the form of amended certificate of designation of the Series A preferred stock; and (4) the filing of the amended certificate of designation of the Series A preferred stock with the Secretary of State of the State of Delaware.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

ITC^DeltaCom files herewith the following exhibits:

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among ITC^DeltaCom, Inc., 8DBC1 Corp., BTI Telecom Corp. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 2.1 to Current Report on Form 8-K, filed with the SEC on October 21, 2003, and incorporated herein by reference.

10.1	Commitment Letter, dated as of July 2, 2003, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., ITC^DeltaCom Communications, Inc., DeltaCom Information Systems, Inc., Business Telecom, Inc., BTI Telecom Corp., Business Telecom of Virginia, Inc., FS Mulitmedia, Inc., the ITC^DeltaCom Required Lenders listed on the signature pages thereto and the BTI Lenders listed on the signature pages thereto. Filed as Exhibit 10.1 to Amendment No. 1 to Current Report on Form 10-K, filed with the SEC on July 3, 2003, and incorporated herein by reference.

10.2	Deferred Compensation Agreement between ITC^DeltaCom, Inc. and Gerald McCarley.

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

(b) Reports on Form 8-K

During the period covered by this report, ITC^DeltaCom filed or furnished information in the Current Reports on Form 8-K identified below. The information in the Current Reports on Form 8-K that were furnished pursuant to Item 9 or Item 12, as identified below, are not be deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section.

Date on Which Report Was Furnished or Filed	Item Reported

July 2, 2003	Item 5 (Merger agreement with BTI Telecom Corp.)

July 3, 2003	Item 7 (Amendment to July 2, 2003 Form 8-K to file merger agreement with BTI Telecom Corp. and related documents)

August 14, 2003	Item 12 (Press release reporting financial and operating results for the quarter ended June 30, 2003)

September 19, 2003	Item 9 (Information concerning BTI Telecom Corp. and pro forma financial information)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: November 14, 2003	By:	/s/ Douglas A. Shumate

Douglas A. Shumate Senior Vice President-Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among ITC^DeltaCom, Inc., 8DBC1 Corp., BTI Telecom Corp. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 2.1 to Current Report on Form 8-K, filed with the SEC on October 21, 2003, and incorporated herein by reference.

10.1	Commitment Letter, dated as of July 2, 2003, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., ITC^DeltaCom Communications, Inc., DeltaCom Information Systems, Inc., Business Telecom, Inc., BTI Telecom Corp., Business Telecom of Virginia, Inc., FS Mulitmedia, Inc., the ITC^DeltaCom Required Lenders listed on the signature pages thereto and the BTI Lenders listed on the signature pages thereto. Filed as Exhibit 10.1 to Amendment No. 1 to Current Report on Form 10-K, filed with the SEC on July 3, 2003, and incorporated herein by reference.

10.2	Deferred Compensation Agreement between ITC^DeltaCom, Inc. and Gerald McCarley.

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.