Form 10-K/A
period 2002-12-31
ITC DELTACOM INC
filed 2003-11-19
CIK 1041954

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

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

                                EXPLANATORY NOTE

     ITC/\DeltaCom, Inc. is filing this amendment to its Annual Report on Form 10-K/A to conform its EBITDA disclosures in its Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 31, 2003, to its subsequently revised EBITDA presentation.

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----

                                                 PART II


Item 6.           Selected Financial Data ..............................................................      1

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                     Operations ........................................................................      3

                                                 PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................     28

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

                                                    Successor                                Predecessor
                                                    ---------    ------------------------------------------------------------------
                                                   Period from     Period from                 Year Ended December 31,
                                                                                 --------------------------------------------------
                                               October 30, 2002  January 1, 2002
                                                to December 31,   to October 29,
                                                      2002             2002         2001        2000           1999         1998
                                                      ----             ----         ----        ----           ----         ----
                                                                     (In thousands, except share data)
Income Statement Data:
Operating revenues ............................   $    65,569    $   352,897   $   415,339   $   363,648   $   244,844  $   171,838
                                                  -----------    -----------   -----------   -----------   -----------  -----------
Expenses:
  Cost of services ............................        30,021        164,920       186,121       155,000       118,721       82,979
  Inventory write-down ........................            --             --         1,663            --            --           --
  Selling, operations and administration ......        27,108        136,472       188,712       151,050        96,854       64,901
  Depreciation and amortization ...............         9,002        105,696       118,938        86,519        53,810       30,887
  Loss on early termination of credit
    facility and debt (a)......................            --             --            --         1,321            --       10,569
  Special charges (b) .........................            --            223        74,437            --            --           --
                                                  -----------    -----------   -----------   -----------   -----------  -----------
    Total expenses ............................        66,131        407,311       569,871       393,890       269,385      189,336
                                                  -----------    -----------   -----------   -----------   -----------  -----------
Operating loss ................................          (562)       (54,414)     (154,532)      (30,242)      (24,541)     (17,498)
Interest expense ..............................        (2,350)       (35,704)      (58,833)      (55,482)      (45,293)     (31,930)
Interest income ...............................           216            349         2,066        14,763        14,195        9,753
Other income (expense), net...................            --           (289)         (632)         (426)          754       (3,254)
                                                  -----------    -----------   -----------   -----------   -----------  -----------
Loss before reorganization items and income
  taxes .......................................        (2,696)       (90,058)     (211,931)      (71,387)      (54,885)     (42,929)
Reorganization items (c) ......................            --         60,792            --            --            --           --
Income tax expense (benefit) ..................            --             --            --          (512)           94       (8,587)
                                                  -----------    -----------   -----------   -----------   -----------  -----------
Net loss ......................................        (2,696)       (29,266)     (211,931)      (70,875)      (54,979)     (34,342)
Preferred stock dividends and accretion .......          (514)        (4,210)       (3,713)           --            --           --
                                                  -----------    -----------   -----------   -----------   -----------  -----------
    Net loss applicable to common
        stockholders ..........................   $    (3,210)   $   (33,476)  $  (215,644)  $   (70,875)  $   (54,979) $   (34,342)
                                                  ===========    ===========   ===========   ===========   ===========  ===========
Basic and diluted net loss per common share
(c)(d) ........................................   $     (0.07)   $     (0.54)  $     (3.46)  $     (1.16)  $     (0.98) $     (0.67)
                                                  ===========    ===========   ===========   ===========   ===========  ===========
Basic and diluted weighted average common
  shares outstanding (c) (d) ..................    44,750,000     62,364,768    62,292,085    60,928,387    56,370,269   50,972,361

Balance Sheet Data (at period end):
Working capital (deficit) .....................   $    23,978    $    (5,860)  $    (6,741)  $    85,094   $   244,913  $   190,118
Total assets ..................................       553,520        754,243       878,332     1,048,526       807,598      587,517
Long-term liabilities .........................       212,946        204,347       723,874       713,869       516,907      417,934
Liabilities subject to compromise (c) .........            --        538,147            --            --            --           --
Stockholders' equity (deficit) ................       237,245       (139,209)      (21,930)      181,053       218,162      118,200

Other Financial Data:

Capital expenditures ..........................         4,916         29,784       161,965       309,831       165,540      147,842
Cash flows provided by (used in) operating
  activities ..................................         7,216         12,580       (10,524)       45,931        (5,334)       9,512
Cash flows used in investing activities .......         4,916         29,780       154,798       305,208       149,995      118,166
Cash flows (used in) provided by financing
  activities ..................................        (1,977)         6,388        65,225       151,986       219,593      198,447
EBITDA (e) ....................................         8,440        111,785       (36,226)       55,851        30,023       10,135
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

(e) EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Our management considers this measure to be an important supplemental indicator of our performance, particularly as compared to the performance of our competitors, because it eliminates many differences among companies in financial, capitalization and tax structures, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, our management believes that EBITDA provides important supplemental information to investors regarding the operating performance of ITC/\DeltaCom and facilitates comparisons by investors between the operating performance of ITC/\DeltaCom and the operating performance of its competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and may not be comparable to similarly titled measures reported by other companies. As a result, EBITDA should not be considered an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of performance.

     We believe that net income (loss) is the financial measure calculated in accordance with generally accepted accounting principles that is most directly comparable to EBITDA. The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

                                                 Successor                                           Predecessor
                                                 ---------      --------------------------------------------------------------------
                                                October 30,     January 1, 2002
                                                  2002 to              to                      Years Ended December 31,
                                                                                    ------------------------------------------------
                                              December 31, 2002  October 29, 2002      2001         2000         1999         1998
                                              -----------------  ----------------      ----         ----         ----         ----
Net loss...................................       $ (2,696)         $ (29,266)      $ (211,931)   $(70,875)   $ (54,979)   $(34,342)
  Depreciation and Amortization ...........          9,002            105,696          118,938      86,519       53,810      30,887
  Interest income and expense, net ........          2,134             35,355           56,767      40,719       31,098      22,177
  Income tax (benefit) expense.............             --                 --               --        (512)          94      (8,587)
                                                  --------          ---------       ----------    --------    ---------    ---------
EBITDA.....................................       $  8,440          $ 111,785       $  (36,226)   $ 55,851    $  30,023    $ 10,135
                                                  ========          =========       ==========    ========    =========    =========

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

Results of Operations

     The following tables present, for the periods indicated, selected statement of operations data in dollars and as a percentage of operating revenues for our retail services and broadband transport services. Depreciation and amortization expense in the consolidated table includes $48,000 for 2002, $82,000 for 2001 and $82,000 for 2000 related to our corporate segment. Operating loss in the consolidated table includes $48,000 for 2002, $82,000 for 2001 and $82,000 for 2000 related to our corporate segment. EBITDA in the consolidated table for 2002 includes a gain of $289,045,000 realized by our corporate segment as a result of reorganization items. The dollar amounts are shown in thousands.

Consolidated
                                                               2002        %         2001        %         2000        %
                                                               ----       ---        ----       ---        ----       ---
Operating revenues ..................................       $ 418,466     100    $  415,339     100    $  363,648     100
Cost of services ....................................         194,941      47       186,121      45       155,000      43
Inventory write-down ................................              --      --         1,663      --            --      --
                                                            ---------            ----------            ----------
Gross margin ........................................         223,525      53       227,555      55       208,648      57
                                                            ---------            ----------            ----------
Selling, operations and administration ..............         163,580      39       188,712      45       151,050      42
Depreciation and amortization .......................         114,698      27       118,938      29        86,519      23
Loss on early termination of debt ...................              --      --            --      --         1,321      --
Special charges .....................................             223      --        74,437      18            --      --
                                                            ---------    ----    ----------            ----------     ---
Total operating expenses ............................         278,501      67       382,087      92       238,890      65
                                                            ---------    ----    ----------     ---    ----------     ---
Operating loss ......................................       $ (54,976)    (13)   $ (154,532)    (37)   $  (30,242)     (8)
                                                            =========            ==========            ==========
EBITDA(3) ...........................................       $ 120,225      29    $  (36,226)     (9)   $   55,851      15
                                                            =========            ==========            ==========

Retail Services

                                                               2002        %         2001        %         2000        %
                                                               ----       ---        ----       ---        ----       ---
Operating revenues:
   Retail customers(1) ..............................       $ 278,280      83    $  242,910      76    $  206,614      74
   Wholesale customers(2) ...........................          55,625      17        77,395      24        73,698      26
                                                            ---------    ----    ----------     ---    ----------     ---
      Total operating revenues ......................         333,905     100       320,305     100       280,312     100
Cost of services ....................................         186,062      56       174,918      55       145,613      52
Inventory write-down ................................              --      --         1,663       1            --     ---
                                                            ---------            ----------            ----------
Gross margin ........................................         147,843      44       143,724      45       134,699      48
                                                            ---------            ----------            ----------
Selling, operations and administration ..............         128,909      39       154,733      48       118,064      42
Depreciation and amortization .......................          66,698      20        69,765      22        48,507      17
Special charges .....................................             223                74,382      23            --      --
                                                            ---------            ----------            ----------
Total operating expenses ............................         195,830      59       298,880      93       166,571      59
                                                            ---------            ----------            ----------
Operating loss ......................................       $ (47,987)    (14)   $ (155,156)    (48)   $  (31,872)    (11)
                                                            =========            ==========            ==========
EBITDA(3) ...........................................       $ (72,118)    (22)   $  (85,391)    (27)   $   16,635       6
                                                            =========            ==========            ==========

Broadband Transport Services

                                                               2002        %         2001        %         2000        %
                                                               ----       ---        ----       ---        ----       ---
Operating revenues ..................................       $  84,561     100    $   95,034     100    $   83,336     100
Cost of services ....................................           8,879      11        11,203      12         9,387      11
                                                            ---------            ----------            ----------
Gross margin ........................................          75,682      89        83,831      88        73,949      89
                                                            ---------            ----------            ----------
Selling, operations and administration ..............          34,671      41        33,979      36        32,986      40
Depreciation and amortization .......................          47,952      56        49,091      51        37,930      45
Less on early termination of debt....................              --      --            --      --         1,321       2
Special charges .....................................              --      --            55      --            --      --
                                                            ---------            ----------            ----------
Total operating expenses ............................          82,623      97        83,125      87        72,237      87
                                                            ---------            ----------            ----------
Operating income (loss)..............................       $  (6,941)     (8)   $      706       1    $    1,712       2
                                                            =========            ==========            ==========
EBITDA(3) ...........................................       $ (96,702)   (114)   $   49,165      52    $   39,216      47
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

(3) EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States. We believe that the financial measure under such generally accepted accounting principles that is most directly comparable to EBITDA is net income (loss). For a description of these measurements and a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles, see note (e) to the table under "Selected Financial Data" and "--2002 Compared to 2001-EBITDA" and "--2001 Compared to 2000-EBITDA."

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

     EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following tables present EBITDA amounts for the years ended December 31, 2002 and 2001. The tables also set forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles. Net loss in the consolidated table includes net income of $296,677,000 for 2002 and net losses of $5,042,000 for 2001 related to our corporate segment. The amounts shown are in thousands.

Consolidated:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      2002         2001
                                                                      ----         ----
Net loss .....................................................    $ (31,962)    $(211,931)
Depreciation and amortization ................................      114,698       118,938
Interest income and expense, net .............................       37,489        56,767
                                                                  ---------     ---------
     EBITDA ..................................................    $ 120,225     $ (36,226)
                                                                  =========     =========


Retail Services:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      2002         2001
                                                                      ----         ----
Net loss .....................................................    $(140,074)    $(156,275)
Depreciation and amortization ................................       66,698        69,765
Interest income and expense, net .............................        1,258         1,119
                                                                  ---------     ---------
         EBITDA ..............................................    $ (72,118)    $ (85,391)
                                                                  =========     =========


Broadband Transport Services:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      2002         2001
                                                                      ----         ----
Net loss .....................................................    $(188,565)    $ (50,614)
Depreciation and amortization ................................       47,952        49,091
Interest income and expense, net..............................       13,104        13,719
Intercompany interest expense.................................       30,807        36,969
                                                                  ---------     ---------
EBITDA .......................................................    $ (96,702)    $  49,165
                                                                  =========     =========

     The increase in EBITDA for our retail services was primarily attributable to the following factors:

     . an increase of $13.6 million related to an increase in our operating revenues, including revenues from a non-recurring contract termination fee and interconnection agreement settlement;

     . an increase, excluding restructuring expenses, of $25.8 million resulting from a decrease in our selling, operations and administration expense;

     . a decrease of $11.1 million related to an increase in our cost of services;

     . a decrease of $90.8 million related to reorganization items incurred in 2002 compared to none incurred in 2001; and

     . an increase of $74.4 million related to special charges incurred in 2001 compared to none in 2002.

     The decrease in EBITDA for our broadband transport services was primarily attributable to reorganization items of $137.5 million in 2002 compared to $0 of reorganization items in 2001. The remaining decrease of $8.4 million in EBITDA in 2002 was attributable to a decline in the revenues generated by this business. The revenue decline resulted primarily from a reduction in rates charged to our customers due to industry overcapacity and from service cancellations by some customers.

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

     EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following tables present EBITDA amounts for the years ended December 31, 2001 and 2000. The tables also set forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles. Net loss in the consolidated table includes $5,042,000 for 2001 and $3,020,000 for 2000 related to our corporate segment. The amounts shown are in thousands.


Consolidated:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      2001         2000
                                                                      ----         ----
Net loss .....................................................     $(211,931)   $ (70,875)
Depreciation and amortization ................................       118,938       86,519
Interest income and expense, net .............................        56,767       40,719
Income tax (benefit)expense ..................................            --         (512)
                                                                   ---------     --------
     EBITDA ..................................................     $ (36,226)    $ 55,851
                                                                   =========     ========



Retail Services:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      2001         2000
                                                                      ----         ----
Net loss .....................................................     $(156,275)   $ (30,991)
Depreciation and amortization ................................        69,765       48,507
Interest income and expense, net .............................         1,119         (881)
                                                                   --------     ---------
         EBITDA ..............................................     $ (85,391)   $  16,635
                                                                   =========    =========


Broadband Transport Services:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                      2001         2000
                                                                      ----         ----
Net loss .....................................................     $(50,614)    $ (36,864)
Depreciation and amortization ................................       49,091        37,930
Interest income and expense, net .............................       13,719         1,181
Intercompany interest expense.................................       36,969        36,969
                                                                   --------     ---------
         EBITDA ..............................................     $ 49,165     $  39,216
                                                                   ========     =========


     The decrease in EBITDA for our retail services was primarily attributable to the following factors:

     . a $1.7 million write-down of telephone systems and related equipment inventory;

     . a $14.6 million decrease in prior-period amounts for interconnection agreement settlements, which had resulted primarily from settlements of reciprocal compensation issues; and

     . a $74.4 million write-down of impaired property and equipment and goodwill and other intangible assets.

     The increase in EBITDA for our broadband transport services was primarily attributable to an increase of approximately 67% in the average efficiency of our fiber optic facilities providing transmission services, which allowed us to provide more capacity over existing lines. The effects of the increase were partially offset by a decrease of approximately 29% in the average rates we charge for our broadband transport services.

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

     Under the new credit agreement, interest per annum is payable on outstanding borrowings, at our option, at a base rate plus a base rate margin, which is 1% less than the eurodollar rate margin, or at a eurodollar rate plus an applicable eurodollar rate margin, which is initially fixed at 4%. The eurodollar rate is based on LIBOR. The eurodollar rate margin will be adjusted quarterly and will vary within a specified range based on the ratio of our consolidated "Senior Debt" to our consolidated "Adjusted EBITDA," as measured over the last twelve months ("LTM") before each measurement date. Based on the ratio of our Senior Debt to our LTM Adjusted EBITDA, which will be measured on a quarterly basis, interest will be payable at the following annual rates:

          Ratio of Senior Debt
         to LTM Adjusted EBITDA
        Equal to or Greater Than                      Interest Rate
        ------------------------                      -------------
                  4.00                                LIBOR + 5.25%
                  3.50                                LIBOR + 4.75%
                  3.25                                LIBOR + 4.25%
                  3.00                                LIBOR + 4.00%
                  2.50                                LIBOR + 3.75%

For purposes of this covenant, Senior Debt is defined in the new credit agreement to include all of our senior secured indebtedness, with limited exceptions, and Adjusted EBITDA equals the sum of the following:

     . net income (or net loss) after eliminating extraordinary and nonrecurring items to the extent included in net income, except as indicated below;

     .   interest expense;

     .   income tax expense;

     .   depreciation expense;

     .   amortization expense;

     . the total of all non-cash charges, including asset impairment charges, deducted in computing net income;

     . restructuring charges that are recognized and paid after August 31, 2002 within four months of the applicable restructuring event; and

     . other specified restructuring charges, including each restructuring charge relating to any permitted merger or acquisition that is recognized and paid within nine months after the completion of the transaction and which has a benefit over a twelve-month period that exceeds such charge.

If the ratio of our Senior Debt to our LTM Adjusted EBITDA is less than 2.50, interest will be payable at an annual rate of LIBOR plus 3.50%. Adjusted EBITDA for these purposes is not the same measure as the EBITDA measure we use elsewhere in this report. Based on our ratio of Senior Debt to LTM Adjusted EBITDA at December 31, 2002, we expect the 2003 first quarter interest rate will be LIBOR plus 4.00%.

     The new credit agreement has added the following two new financial covenants:

     . The first financial covenant generally limits our annual capital expenditures, as defined in the agreement, to $42 million for 2002 and, for periods after 2002, to the greater of (1) $10 million until December 31, 2003 and $15 million in subsequent periods or (2) an amount equal to our LTM Adjusted EBITDA less the amounts of our cash interest expense and principal payments under the credit facility and our capital lease facilities with NTFC Capital Corporation and General Electric Capital Corporation.

     . The second financial covenant limits the permissible ratio of our Senior Debt to our LTM Adjusted EBITDA, as described above, but with additional adjustments, to 4.5 for the quarters ended September 30, 2002 and December 31, 2002, and to 4.0 thereafter. Our compliance with these ratios will be measured on a quarterly basis. As of December 31, 2002, our ratio of Senior Debt to LTM Adjusted EBITDA, with these adjustments, was less than 3.25.

     Solely for the purposes of calculating the ratio of Senior Debt to LTM Adjusted EBITDA, Adjusted EBITDA may be adjusted upward to account for any reduction in Adjusted EBITDA resulting from lost revenue, to the extent lost revenue exceeds new revenue, from our local interconnection or broadband transport business related to the sale of capacity along our network during the period from December 31, 2002 to June 30, 2004. This amount will be determined on the last day of each fiscal quarter during such period, for the period of the four consecutive fiscal quarters then ended, in an aggregate amount not to exceed the amount set forth opposite such date below:

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

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) The following consolidated financial statements of ITC/\DeltaCom appear on previously filed pages F-2 through F-41 of this report and are incorporated by reference in Part II, Item 8:

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

         Notes to Consolidated Financial Statements.

     (a)(2) The following financial statement schedule has been previously filed as part of this report on pages S-1 through S-3:

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

  *10.30.5 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Steven D. Moses.

  *10.30.6 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Roger F. Woodward.

  *10.30.7 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Thomas P. Schroeder.

  *21.1     Subsidiaries of ITC/\DeltaCom, Inc.

*++23.1     Consent of BDO Seidman, LLP.

 **31.1 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

  *99.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

-----------------
*    Previously filed.

**   Filed herewith.

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

         November 6, 2002           Item 9 (transfer of common stock listing to
                                    OTC Bulletin Board)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 19th day of November, 2003.

                                  ITC/\DELTACOM, INC.

                                  By:            /s/ DOUGLAS A. SHUMATE
                                      ------------------------------------------
                                                   Douglas A. Shumate
                                                Senior Vice President and
                                                 Chief Financial Officer
                                                (Duly Authorized Officer)

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

  *10.30.5 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Steven D. Moses.

  *10.30.6 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Roger F. Woodward.

  *10.30.7 Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC/\DeltaCom, Inc. and Thomas P. Schroeder.

  *21.1     Subsidiaries of ITC/\DeltaCom, Inc.

*++23.1     Consent of BDO Seidman, LLP.

 **31.1 Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

 Exhibit
 Number                Exhibit Description
 ------                -------------------

*99.1 Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of he Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

----------------
*    Previously filed.

**   Filed herewith.

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