Form 10-K
period 2003-12-31
ITC DELTACOM INC
filed 2004-03-15
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-23253

ITC^DELTACOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2301135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1791 O.G. Skinner Drive, West Point, Georgia	31833
(Address of principal executive offices)	(Zip Code)

(706) 385-8000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2003, based upon the last reported sale price of the registrant’s common stock on the OTC Bulletin Board on that date, was approximately $63.1 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒     No  ☐

The number of shares of the registrant’s common stock outstanding on March 1, 2004 was 51,832,586.

DOCUMENT INCORPORATED BY REFERENCE

Certain information in the proxy statement for the 2004 annual meeting of stockholders of the registrant is incorporated by reference into Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “continue” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings and other expected benefits of our acquisition of BTI Telecom Corp., business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Business–Risk Factors.”

PART I

Some of the information contained in this report concerning the markets and industry in which we operate is derived from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

Unless we indicate otherwise, references in this report to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries and predecessors and references in this report to “BTI” mean BTI Telecom Corp. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand and dollar amounts less than $1 million to the nearest thousand.

Item 1.    Business.

Overview

We are one of the largest providers of integrated communications services in the southeastern United States. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance, enhanced data, Internet, colocation and managed services, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis. We believe that we are the largest facilities-based competitive provider of integrated communications services in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

On October 6, 2003, we completed our acquisition of BTI Telecom Corp., a facilities-based integrated communications provider serving markets in the southeastern United States. Before we acquired BTI, it was one of the country’s largest privately held integrated communications providers. BTI’s services include local exchange services, long distance services, data services, Internet access and other enhanced services. Before the acquisition, BTI focused its service offerings on small and medium-sized business customers from Washington, D.C. to Miami, Florida, the majority of which were located in Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. BTI operated a 4,500 route-mile fiber optic network across the eastern United States, three network operations centers with Alcatel USA 600E digital long distance switches and 14 network operations centers with Lucent 5E2000 local switches. BTI also colocated approximately 90 digital loop carriers in the central offices of incumbent local telephone companies, had approximately 174,500 local access lines in service and provided local service over its own facilities for approximately 42% of those lines.

Our acquisition of BTI has provided us with the opportunity to further our strategic initiative to increase monthly recurring revenues from end-user customers within our existing markets and has created one of the largest providers of integrated communications services in the southeastern United States. ITC^DeltaCom and BTI had similar retail growth strategies and targeted customers, complementary regional fiber optic networks and overlapping operations in 14 markets. By combining our business with that of a former competitor, the acquisition has enabled us to achieve a size and scale that we believe provides us with a competitive advantage in our primary markets and significant opportunities for cost savings and improved cash flow. As a result of the acquisition, we have achieved, and expect to continue to generate, significant operational efficiencies by increasing utilization of our switches and network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased long-haul facilities to our combined fiber optic network. The inclusion of BTI’s assets and operations in our business since October 6, 2003 has contributed to a significant increase in the size of our business between September 30, 2003 and December 31, 2003. Between those dates, we have:

•	increased the number of our installed access lines by approximately 71%, from approximately 255,000 to approximately 435,000, of which approximately 70,400 and 68,800 were related to our local interconnection business as of September 30, 2003 and December 31, 2003, respectively;

•	expanded the geographic reach of our owned fiber optic network by almost 70%, from approximately 6,450 route miles to over 10,900 route miles;

•	increased our colocations with incumbent local telephone companies by approximately 62%, from approximately 185 to approximately 300; and

•	increased our number of voice switches from 12 to 26.

As of December 31, 2003, we marketed and sold our integrated communications services through 40 branch offices. As of the same date, our 10,900 route-mile fiber optic network extended from New York to Florida and principally covered portions of our primary eight-state market.

Our Business Strategy

Our primary objective is to be the leading provider of high-quality integrated communications services in each of our major service areas in the southeastern United States, principally by using our network facilities to offer local, long distance, Internet access and data services to small, medium-sized, and large business enterprises, governmental agencies and other carriers. We deliver high value bundled and individual services tailored to the needs of our customers and conveniently billed on a single invoice.

The key elements of our business strategy include:

•	deploying a locally based sales force and customer service team in each of our markets to assist customers in selecting the bundle of services that will best meet their needs;

•	emphasizing service to high margin small, medium-sized and large end-user customers, including businesses and governmental agencies, while selectively targeting high-quality, stable carrier customers;

•	leveraging our extensive deployment of voice and data switches, colocations and transmission equipment, as well as long-haul fiber optic network facilities, to increase penetration in our current markets;

•	continuing our focus on improving operational efficiency, enhancing liquidity and strengthening our balance sheet; and

•	growing through disciplined and selective acquisitions in our region to achieve greater scale, increase market share and achieve additional network efficiencies.

Services

We deliver integrated voice and data communications services to end-user customers and other communications providers in the southeastern United States.

Bundled Services Approach. We offer our integrated communications services in a high-quality bundle to small, medium-sized and large businesses at attractive prices. When economically advantageous for us to do so, we seek to bundle our integrated communications services together with sales of customer premise equipment and related installation and maintenance services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, we are able to provide a single digital T-1 transmission line over which we offer a comprehensive package of local telephone, long distance, Internet access and other integrated communications services. We believe that our bundle of services provides an especially attractive means of delivering communications solutions when combined with our ability to provide, install and maintain the customer premise equipment which our customers require to operate their businesses efficiently.

Our customer-focused software and network permit us to present a single point of contact to handle customer service requests and to present our customers with one fully-integrated monthly billing statement for the entire package of integrated communications services they purchase from us.

Integrated Communications Services. We offer integrated voice and data communications services to end users on a retail basis. We refer to these services, which we describe in more detail below, as our “integrated communications” services. Revenues from these services represented approximately 78% of our total operating revenues for the three months ended December 31, 2003 and were generated from sales to over 50,000 customers, a significant portion of which purchased multiple services.

Local Services. We offer a wide range of local services, including local voice services, voicemail, universal messaging, directory assistance, call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. We provide our local services primarily over digital T-1 transmission lines, which have approximately 24 available channels, and primary rate interface, or PRI, lines, which have approximately 23 available channels.

Access Trunks. We offer access trunks to customers that own and operate switching equipment on their own premises. The trunks enable the switching equipment of our customers to be connected to our network over a digital T-1 transmission line. These connections provide customers with local and long distance calling capacity on any of the T-1’s 24 available channels.

Long Distance Services. We offer both domestic and international switched and dedicated long distance services, including “1+” outbound dialing, inbound toll-free and calling card services. Many of our small and medium-sized business customers prefer to purchase our long distance services as part of a bundle that includes some of our other integrated communications services offerings.

Enhanced Services. We offer conference calling services, including toll-free and operator-assisted access, sub-conferencing and transcription services, and enhanced calling card services, which provide features such as voicemail and faxmail, voice-activated speed dialing, conference calling and network voice messaging. We also provide customized solutions tailored to the customer’s needs through a network system, referred to as an “intelligent peripheral,” that enables flexible interactions between the user and a network.

Frame Relay Services. We offer frame relay services on the Lucent STDX-9000 switching platform. These services offer customers an efficient method of data transport at speeds equivalent to those available over a digital T-1 transmission line. Our frame relay services allow customers to meet more efficiently their data transfer needs for applications that include Internet access, local area network interconnection and complex systems network architectures.

Private Line Services. We offer private line services that provide dedicated communications connections between multiple locations of our end-user customers to transmit voice, video or data in a variety of bandwidths.

Digital Subscriber Line. We offer xDSL technologies using Alcatel and Copper Mountain digital subscriber line, or DSL, products in select markets. DSL technology provides continuous high-speed local connections to the Internet and to private and local area networks.

Internet Access. We offer dedicated Internet access via private line and frame relay connectivity that provides high-performance, cost-efficient interconnection of multiple local area networks or legacy systems.

Colocation Services. Our colocation services allow businesses to have a secure data center presence without incurring significant capital expenditures, increasing traffic on their corporate network or burdening their information technology staff. We offer hosting, security, data storage, monitoring, networking and hardware solutions. Our colocation services include Internet connectivity with varying speeds of bandwidth, primary and secondary domain name services support, timely reporting of system performance, and continuous monitoring by our network operations staff.

Managed Services. Our managed services encompass system monitoring, managed messaging, managed system and e-mail security services, storage management services and hardware management services. Our system monitoring services include the monitoring of critical system thresholds, problem resolution and detailed reporting. Our managed security services include managed firewalls, virtual private networks, intrusion detection, vulnerability assessments, content and virus scanning, and authentication systems. Our storage management services include the assessment and implementation of storage solutions, which offer customers multiple technology and hardware choices. Through our hardware management services, we offer customers hardware maintenance for servers from numerous vendors.

ATM Services. We offer high-bandwidth, low-delay, connection-oriented switching and multiplexing techniques for data transfer, which are known as “ATM” services. ATM allows for the simultaneous high-speed transfer of voice, data and video in a manner that is more efficient than traditional methods. We typically sell these services to larger businesses.

Wholesale Services. We offer wholesale communications services to other communications businesses. We refer to these services, which are described in more detail below, as our “wholesale services.” Revenues from these services represented approximately 17% of our total operating revenues for the three months ended December 31, 2003 and are generated from sales to a limited number of other communications companies.

Broadband Transport Services. Our broadband transport services allow other communications companies to transport the traffic of their customers between local access and transport areas, which are geographic areas composed of contiguous local exchanges. Some of the communications companies that purchase our broadband transport services own transmission facilities, such as fiber optic cables, while others do not own transmission facilities. Through our broadband transport services, we route the voice and data communications of the customers of our communications company-customers over a long-haul circuit, through a switch and into a receiving terminal on our network. We then transmit the voice or data communication over a long-haul circuit on our network to a terminal, where it exits our network. Our communications company-customers then route the communication through another switch and onto the facilities of a local carrier, which terminates the communication to the intended recipient.

We offer our broadband transport services in varying degrees of speed and size. Some of our services are used by our customers for very high capacity, inter-city connectivity and specialized high-speed data networking. We connect our network to the facilities of our customers either by local carrier or by a direct connection. We typically bill our broadband transport services customers a fixed monthly rate that generally is based upon the capacity and length of the circuit we provide, regardless of the amount of capacity that the customer actually uses.

As a result of general market conditions and continued reductions in the rates we charge for our broadband transport services, we have decreased the amount of capital we invest in our broadband transport services business.

Local Interconnection Services. We provide local communications services to Internet service providers on a wholesale basis. These services include primary rate interface connectivity between our network and the network of the Internet service provider, as well as equipment colocation services that permit the Internet service provider to colocate its modems, routers or network servers with our network equipment.

Operator and Directory Assistance Services. We provide nationwide operator and directory assistance services to a number of other communications companies through redundant call centers in Anniston and Alexander City, Alabama. In addition to traditional directory assistance, we provide enhanced assistance services, such as movie listings, stock quotes, weather information, horoscopes and yellow pages. We also provide these enhanced services on a nationwide basis.

Other. Our wholesale services also include a limited amount of switched termination services that we provide to other communications companies. These services primarily include wholesale sales of domestic and international long distance services to other communications companies.

Equipment Sales and Related Services. We sell, install and perform on-site maintenance of equipment, such as telephones, office switchboard systems and, to a lesser extent, private branch exchanges. We offer these services, which we refer to as our “equipment sales and related services,” in the following markets:

•	Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;

•	Albany, Atlanta, Augusta, Columbus and Macon, Georgia;

•	Pensacola, Florida;

•	Baton Rouge and New Orleans, Louisiana;

•	Biloxi, Greenwood, Gulfport, Hattiesburg, Jackson and Tupelo, Mississippi;

•	Charlotte, North Carolina;

•	Charleston, Columbia and Greenville, South Carolina; and

•	Nashville, Tennessee.

Revenues from these services represented approximately 5% of our total operating revenues for the three months ended December 31, 2003 and are primarily generated from sales to our integrated communications services customers.

We intend to offer our equipment sales and related services in additional markets in the future, with the goals of augmenting and supporting our sale of our integrated communications services and enhancing retention of our customers for those services.

Facilities

Our switching facilities and related electronics, our fiber optic network and our data center enable us to offer our integrated communications services and our wholesale services at competitive prices tailored to the customer’s specific needs.

Switching Facilities. Our networking design, together with our interconnection agreements with the incumbent local telephone companies, such as BellSouth, has enabled us to be a facilities-based provider of local and long distance telephone services in all of our markets.

Our switches are the primary electronic components that connect customers to our network and transmit voice communications over our network. Our primary switching facilities for voice communications consist of 12 Nortel DMS-500 switches and 14 Lucent 5E switches. Our Nortel DMS-500 switches, which are capable of handling both local and long distance voice and data traffic, are installed in the following locations:

•	Houston, Texas;

•	Gulfport, Mississippi;

•	Montgomery, Birmingham and Anniston, Alabama;

•	Nashville, Tennessee;

•	Atlanta, Georgia;

•	Columbia, South Carolina;

•	Greensboro, North Carolina; and

•	Jacksonville, Ocala and West Palm Beach, Florida.

Our Lucent 5E switches, which are capable of handling local voice and data traffic, are installed in the following locations:

•	Atlanta, Georgia;

•	Greenville, Charleston and Columbia, South Carolina;

•	Charlotte, Greensboro, Raleigh, Greenville and Wilmington, North Carolina;

•	Jacksonville, Orlando and Tampa, Florida; and

•	Knoxville and Nashville, Tennessee.

As a part of our integration activities with respect to our acquisition of BTI, we have removed a substantial amount of service from a Lucent 5E switch in Knoxville, Tennessee and plan to physically remove the switch. We also have scheduled the removal of an additional Lucent 5E switch in each of Jacksonville, Florida and Nashville, Tennessee during 2004. To improve operating efficiencies, we also plan to move BTI’s Lucent 5E switches in Tampa and Orlando, Florida into our points of presence within those two cities, where we will continue to operate those switches. Our points of presence are the locations along our network where we are able to deliver communications traffic to, and receive communications traffic from, other carriers for further transmission or ultimate delivery to end-users. Our integration plan also provides for the removal from our network of a total of three Alcatel USA 600E digital long distance switches that are located in Atlanta, Georgia, Orlando, Florida and Raleigh, North Carolina. We expect to continue to evaluate the operational efficiency of our network and to assess our network’s need for additional switching capacity.

In addition to our switching platform, we also have colocated communications equipment in various markets in the southern United States. Colocation enables us to provide remote facilities-based local and long distance services in markets where we do not have switches by using our switches in other locations as hosts. To provide these remote services, we use our fiber optic network to connect our remote equipment to our switches when it is economically and operationally advantageous for us to do so.

Fiber Optic Network. As of December 31, 2003, we owned over 10,900 route miles of a fiber optic network which extended from New York to Florida and principally covered portions of our primary eight-state market. We have built or acquired our network through long-term dark fiber leases or indefeasible rights-of-use agreements. We extend the geographic reach of our network and seek to reduce our dependence on incumbent local telephone companies in some markets through strategic relationships with regional public utilities pursuant to which we market, sell and use transmission capacity on networks that are owned and operated by the utilities. As of December 31, 2003, our network extended to over 200 points of presence. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller towns and communities. As a result of our investment in the build-out of our fiber optic network since 1997, our network is substantially completed and able to accommodate a significant increase in voice and data traffic without material additional capital investment by us. We intend to focus most of our future capital expenditures on success-based investments that we believe will enable us to acquire additional customers and generate increased operating revenues.

We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, over a portion of our network. In addition, as of December 31, 2003, over 60% of our network traffic was protected by geographical diverse routing, a network design also called a “self healing ring,” which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable, assuming capacity is available.

In integrating the ITC^DeltaCom and BTI networks, we will be able to transition a substantial portion of each company’s voice and data traffic from previously leased long-haul facilities to our combined owned fiber optic network, to redeploy or eliminate redundant switches and other network facilities, to eliminate related duplicative back office and other administrative functions, and to experience related operational efficiencies.

Data Center. Our data center in Suwanee, Georgia became fully operational in 2001. The data center is a centralized facility through which we provide to business customers advanced hosting services, colocation services, managed services, professional services, hardware and software sales, and related services. The data center floor space contains open racks, enclosed cabinets, caged areas and suites. The center is connected through multiple and diverse connections to our fiber optic network. Site access is controlled by security officers, video surveillance and enhanced security procedures, and the center is protected by advanced fire protection devices. Temperature, humidity and air quality are carefully maintained to promote uninterrupted server operation. The data center also has redundant power supply systems to provide a constant source of power in the event of a component failure. The data center has a significant amount of available capacity as of December 31, 2003. Use of this capacity by customers would result in increased revenues without the need for us to expend significant additional capital.

Sales and Marketing

Integrated Communications Services and Equipment Sales and Related Services. We provide our integrated communications services and our equipment sales and related services through our direct sales force and our network of independent dealers and sales agents.

Direct Sales. We focus our sales efforts for our integrated communications services and our equipment sales and related services on businesses in the southeastern United States. We conducted our direct sales efforts through 40 branch offices as of December 31, 2003.

We market our integrated communications services and our equipment sales and related services through a direct sales force composed of sales personnel, technical consultants and technicians. We derive the vast majority of our revenues for our integrated communications services and our equipment sales and related services from our direct sales efforts. We believe that high-quality employee training is necessary for superior customer service and, as a result, require each member of our sales force for these services to complete our intensive training program. We base our marketing strategy upon the conviction that customers prefer to have one company accountable for all of their communications services. Each branch office provides technical assistance for the products and services it sells. Our customers are assured that they will have a single point of contact, 24 hours a day, seven days a week, to support all of the services they receive from us.

Our sales personnel make direct calls to prospective and existing business customers, conduct analyses of business customers’ usage histories and service needs, and demonstrate at in-person consultations how the service package we tailor will improve a customer’s communications capabilities and costs. Sales personnel locate potential business customers by several methods, including customer referrals, market research, telemarketing, and networking alliances, such as endorsement agreements with trade associations and local chambers of commerce. Our sales personnel work closely with our network engineers and information systems consultants to design new service products and applications. Our branch offices also are primarily responsible for coordinating service and customer premise equipment installation activities. Technicians survey customers’ premises to assess power and space requirements, and coordinate delivery, installation and testing of equipment.

Our integrated communications services contracts generally provide for payment in arrears based on minutes of use for long distance services or for payment of a flat fee in advance for local telephone, data and Internet services. The agreements also generally provide that the customer may terminate the affected service without a charge for early termination in the event of a substantial and prolonged outage arising from causes within our control, and for other specified causes. The agreements for long distance services generally provide that the customer must utilize at least a minimum amount, measured by dollars or minutes of use, of switched long distance services per month for the term of the agreement. We also have begun to offer our switched long distance services bundled together with some of our other integrated communications services under agreements providing for a recurring fixed monthly fee and a specified maximum number of long distance minutes of use. For example, our Simplici-T offering, which we re-launched in connection with our BTI integration efforts, provides local, long distance, Internet and data services over one digital T-1 transmission line for a fixed monthly fee that is invoiced on a single bill.

We also market our integrated communications services and equipment sales and related services through public relations, advertisements, event sponsorships, trade journals, direct mail and trade forums. Because we seek to distinguish our services largely based on the convenience of our integrated bundle of these services and the benefits of our comprehensive and individualized customer support, we believe that advertising and public relations will continue to play a significant role in our marketing strategy for these services.

We offer our business customers colocation services, managed services, professional services and hardware and software sales from our data center in Suwanee, Georgia. The sales personnel for these services and products make direct calls to prospective and existing business customers, work closely with our engineering staff to design specific solutions for each customer and seek to market these services as part of our bundle of integrated communications services offerings.

We supplement our sales to businesses with sales to residential customers of our GrapeVine product, which does not have its own dedicated sales force.

Independent Dealer and Agent Sales. We have an established network of independent dealers and agents to market our integrated communications services and equipment sales and related services. As of December 31, 2003, we had 16 employees located in our direct sales offices to manage our independent dealer and agent sales forces, including our “Corporate Partner Program” managers who recruit and support dealers and agents. These dealer-managers are responsible for recruiting new dealers for our services and supporting new sales made by the dealers. As with our direct sales force, our independent dealers and agents have access to our technical consultants and technicians for sales support. This access enables these dealers and agents to be more effective in their sales efforts and ultimately to present a better solution for the customer. We also support dealers and agents through our order management and support infrastructure. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention. We may expand our independent dealer and agent sales program into additional markets during 2004.

Wholesale Services. We market and sell our broadband transport and other wholesale services through a small direct sales force of fewer than ten employees. We generally enter into a master lease agreement with our broadband transport services customers that have terms ranging from one year to five years. Our broadband transport customers then purchase the amount of capacity they require from time to time under the terms specified in the master agreements.

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the integrated communications services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as AT&T Corp., Sprint, MCI and BellSouth Corporation. These larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than ITC^DeltaCom. These companies also operate more extensive transmission networks than we do. In addition, companies such as Level 3 Communications, Inc., Broadwing Communications, WilTel Communications, LLC and Qwest Communications International Inc. have constructed nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges or universal service fees.

We face significant competition from “competitive carriers” that are similar to us, principally in terms of size, structure, and market share. Some of these carriers already have established local operations in some of our current and target markets. Others are not as well-situated as ITC^DeltaCom in the markets in which we offer service. Many competitive carriers are struggling financially. We cannot predict which of these carriers will be able to continue to compete effectively against us over time.

We also compete in the provision of local services against the incumbent local telephone company in each particular market, which is BellSouth in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. Further, we are highly dependent on incumbent carriers for local network facilities and wholesale services required in order for us to assemble our own local services. In addition, incumbent carriers are expected to compete in each other’s markets in some cases, which will increase the competition we face. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition.

Local and long distance marketing is converging, as other carriers offer integrated communications services. For example, many competitive carriers also offer long distance services to their customers and large long distance carriers, such as AT&T, Sprint and MCI, have begun to offer local services in some markets. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

Regional Bell operating companies, such as BellSouth, are currently allowed to provide, both inside and outside their home regions, “interLATA” long distance and mobile services, which are long distance services that originate and terminate in different local access and transport areas. These companies already have extensive fiber optic cable, switching and other network facilities in their respective regions that they can use to provide long distance services throughout the country. By offering in-region long distance services in our markets, BellSouth is able to offer substantially the same integrated local and long distance services as ITC^DeltaCom, and will have a significant competitive advantage over us in marketing those services to its existing local customers.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry also could increase the level of competition we face.

A recent trend toward deregulation, particularly in connection with incumbent carriers and service providers that use Voice Over Internet Protocol applications, could increase the level of competition we face in our markets and, in turn, adversely affect our operating results. Incumbent carriers and, in particular, the regional Bell operating companies, continue to seek deregulation for many of their services at both the federal and state levels. If their efforts are successful, these companies will gain additional pricing flexibility, which could affect our ability to compete with them. The recent emergence of service providers that use Voice Over Internet Protocol applications also could present a competitive threat. Because the regulatory status of Voice Over Internet Protocol applications is largely unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers will increase competition, which could adversely affect our ability to succeed in the marketplace for communications and other services.

Regulation

Overview. Our services are subject to federal, state and local regulation. Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The FCC exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our networks.

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

The FCC required non-dominant long distance companies, including us, to detariff interstate long distance domestic and international services in 2001. In 2001, the FCC also permitted competitive local carriers, including us, to choose either to detariff the interstate access services that competitive carriers sell to long distance companies that originate or terminate traffic from or to their local customers, or to maintain tariffs but comply with rate caps. Tariffs set forth the rates, terms and conditions for service and must be updated or amended when rates are adjusted or products are added or removed. Before detariffing, we filed tariffs with the FCC to govern our relationship with most of our long distance customers and with long distance companies that originated or terminated traffic from or to our local customers. The detariffing process has required us, among other things, to post these rates, terms and conditions on our web site instead of filing them as tariffs with the FCC. Because detariffing precludes us from filing our tariffs with the FCC, some may argue that we are no longer subject to the “filed rate doctrine,” under which the filed tariff controls all contractual disputes between a carrier and its customers. The detariffing process has effectively required us to enter into individual contracts with each of our customers and to notify our customers when rates are adjusted or products are added or removed. This process increases our costs of doing business. Detariffing may expose us to legal liabilities and costs if we can no longer rely on the filed rate doctrine to settle contract disputes with our customers.

In the future, an important element of providing competitive local services may be the ability to offer customers high-speed broadband local connections. The FCC recently adopted significant restrictions on the unbundled network elements that incumbent carriers must make available to competitors to enable them to provide broadband services to customers using incumbent carrier networks. Although these restrictions were largely upheld by a federal court of appeals in March 2004, the court’s decision may be appealed and we cannot predict the outcome of any such appeal. The FCC also is considering what regulatory treatment, if any, should be accorded to digital subscriber line services provided by communications companies and to cable modem services, which are used by cable companies to deploy high-speed Internet access services. The FCC found in 2002 that cable modem service is an “information service” that is exempt from regulation. A federal court of appeals recently overturned that decision, as being inconsistent with an earlier ruling by the court that cable modem service has both “information service” and “telecommunication service” components, which would make that service subject to regulation. The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which high-speed broadband local services are deployed by our competitors. In addition, the FCC is considering clarifications and changes to the prospective regulatory status of services and applications using the Internet Protocol, including Voice Over Internet Protocol offerings. In this regard, the FCC recently ruled that the Internet-based service provided by one company is an unregulated “information service,” although that determination may not apply more broadly to all providers of Voice Over Internet Protocol offerings. Congress also has considered in the past and may consider in the future legislation that would deregulate some aspects of the incumbent local carriers’ broadband services and would reduce the extent to which those carriers must provide access to their networks to competitive local carriers for the provision of broadband services. Several cable companies already are offering broadband Internet access over their network facilities, and incumbent carriers and competitive carriers also offer these services through digital subscriber line technology. If we are unable to meet the future demands of our customers for broadband local access on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

The FCC regulates the interstate access rates charged by local carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which have the impact of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC has adopted rules that require competitive carriers to reduce gradually the levels of their tariffed access charges until those charges are no greater than those of the incumbent carriers with which they compete. We expect further FCC action to reduce and possibly eliminate most access charges in the future. We will not know the full impact of the FCC’s decisions until its decisions are implemented over the next several years.

In April 2001, the FCC issued a ruling changing the compensation mechanism for traffic exchanged between telecommunications carriers that is destined for Internet service providers. In doing so, the FCC prescribed a new rate structure for this traffic and prescribed gradually reduced caps for its compensation. We may, in the course of our business, exchange the traffic of Internet service providers with other carriers. The FCC’s ruling in connection with such traffic affected a large number of carriers, including us, and further developments in this area could have a significant impact on the industry and on us. Although a federal court remanded that FCC decision for further consideration, the court did not reverse the decision, so it remains in effect. The FCC is likely to re-adopt the same substantive requirements but with a revised rationale in response to the court’s remand decision. In addition, the FCC has sought comment on broad policy changes that could harmonize the rate structure and levels of all forms of inter-carrier compensation, and ultimately could eliminate most forms of carrier-to-carrier payments for interconnected traffic.

The FCC’s role with respect to local telephone competition arises principally from the Telecommunications Act of 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecommunications. The Telecommunications Act imposes a variety of duties on local carriers, including competitive carriers such as ITC^DeltaCom, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to:

•	interconnect with other telecommunications carriers;

•	complete calls originated by customers of competing carriers on a reciprocal basis;

•	permit the resale of their services;

•	permit users to retain their telephone numbers when changing carriers; and

•	provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent carriers also are subject to additional duties. These duties include obligations of incumbent carriers to:

•	offer interconnection on a non-discriminatory basis;

•	offer colocation of competitors’ equipment at their premises on a non-discriminatory basis;

•	make available certain of their network facilities, features and capabilities on non-discriminatory, cost-based terms; and

•	offer wholesale versions of their retail services for resale at discounted rates.

Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with, and use of, some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse impact on our ability to provide competitive local telephone services. Under the Telecommunications Act, incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the foregoing arrangements.

Among other interconnection agreements, we entered into interconnection agreements with BellSouth in 1999 that enabled us to provide local service in all nine BellSouth states on either a resale basis or by purchasing all unbundled network elements required to provide local service without using facilities we own. These interconnection agreements also allow us to purchase unbundled network elements, including UNE-Transport and UNE-Loops, that we use to provide services over our own facilities. These interconnection agreements expired in June 2003. We are currently engaged in an arbitration process concerning the rates and terms of new agreements with BellSouth in Alabama, Georgia, Florida, North Carolina, Louisiana and Tennessee. We expect to continue to operate under the terms of the existing agreements until we enter into new agreements. We have adopted the agreements between AT&T and BellSouth for South Carolina, Mississippi and Kentucky. By adopting these agreements, we will assume the terms and conditions of such agreements that are applicable to AT&T. We are unable to determine the impact, if any, that these arbitration proceedings will have on our results of operations and financial condition. We expect, but cannot assure you, that each new BellSouth interconnection agreement to which we are a party will provide us with the ability to provide local service in the nine BellSouth states on a reasonable commercial basis.

In August 2003, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitors at cost-based rates. First, the FCC adopted rules permitting state regulators, under specified circumstances, to impose significant limitations on the ability of competitive carriers like us to purchase the “unbundled network element platform,” or UNE-P, from incumbent local exchange carriers at regulated prices based on the FCC’s “Total Element Long Run Incremental Cost,” or TELRIC, methodology. Under the FCC’s revised rules, the state commissions could impose geographic limitations or time limitations on the availability of UNE-P at TELRIC rates, and could impose time limitations or phase out the availability of this offering over a specified period. Second, the FCC adopted restrictions on the availability of some broadband loops and network elements at TELRIC rates and limited the services that competitors could provide over those elements. The FCC decided that switching in connection with service provided to enterprise or large customers should no longer be required at cost-based rates on an unbundled basis, unless a state regulatory commission could demonstrate that carriers providing service at DS1 capacity and above should be entitled to unbundled access to local circuit switches in a particular market. In addition, the FCC eliminated, following a transition period, the requirement that incumbent carriers provide “line sharing” arrangements, which some competitive carriers use to provide broadband telecommunications and Internet services. Both incumbent carriers and competitive carriers appealed aspects of the FCC’s August 2003 order to a federal court of appeals, which in March 2004 vacated and remanded to the FCC several portions of that order. The court vacated certain portions of the order that were beneficial to us, including those requiring incumbent carriers to continue to make available mass market switching and dedicated transport facilities at cost-based rates, and delegating certain responsibilities to the states to determine which of these elements should continue to be made available. The court also upheld several portions of the order that could result in increased costs for us, including limiting the local loops and enterprise switching elements that must be made available to competitors like us at cost-based rates. If the FCC or any other party appeals the court’s ruling, we cannot predict whether any such appeal would be successful. We also cannot predict how the FCC will act in its remand proceedings resulting from the ruling, or whether its resulting decisions will be favorable or unfavorable to our business.

The FCC has initiated a re-examination of its TELRIC pricing methodology for network elements. The FCC has proposed a number of changes to these pricing rules that would be unfavorable to us. Legislation has been proposed in Congress in the past and may be proposed in the future that would further restrict the access of competitive carriers to incumbent carriers’ network elements. Any restriction on, or reduction of, the network elements available to us could have a material adverse effect on our business.

The FCC has granted incumbent carriers some flexibility in pricing their interstate special and switched access services. Under this pricing scheme, local carriers may establish pricing zones based on access traffic density and charge different prices for access provided in each zone. The FCC recently has been granting incumbent carriers additional pricing flexibility on a market-by-market basis as local competition develops in their markets. This pricing flexibility could place us at a competitive disadvantage, either as a purchaser of access for our long distance operations or as a vendor of access to other carriers or end-user customers.

In a related proceeding, the FCC has changed the methodology used to subsidize universal telephone service and other public policy goals. Beginning in April 2003, to support these goals, telecommunications providers like us pay a fee calculated as a percentage of projected revenues for the quarter of contribution. Before April 2003, the calculation was based on historical revenues. The FCC is considering additional changes, including possibly changing from a revenues-based system of assessing universal service support to a system based on the number of telephone numbers or end-user connections provided by a carrier. Some states are also implementing universal service funds. The effects of these decisions are uncertain and subject to change. In particular, the fees we pay to subsidize universal service may increase or decrease substantially in the future as a result of these federal and state proceedings.

The FCC continues to consider related questions regarding the applicability of access charges and universal service fees to providers of Internet access service and other services and applications using Internet protocol, including Voice Over Internet Protocol. Currently, Internet access providers are not subject to these expenses, and a federal court of appeals has upheld the FCC’s decision not to impose such fees. However, there are open questions about how the existing rules apply to providers of data, voice or other services using the Internet or Internet protocol-based technology. The FCC is in the process of re-examining this issue. We are not in a position to determine how these issues regarding access charges and universal service fees will be resolved or whether the resolution of these issues will be harmful to our competitive position or our results of operations.

In July 2001, the FCC adopted revised rules affecting its equipment colocation requirements. In a number of ways, the FCC’s revised rules are favorable to competitive carriers such as ITC^DeltaCom. In other ways, however, these rules may prevent competing carriers from colocating their equipment in a manner that best suits their business needs. We expect that the interconnection agreements we enter into with BellSouth and with other carriers will be subject to the FCC’s revised colocation rules, but these rules may change or otherwise operate to the advantage of incumbent carriers.

The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate, revoke or decline to renew licenses and operating authority for failure to comply with federal laws and the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations.

State Regulation. We are subject to various state laws and regulations. Most state public utility commissions require providers such as ITC^DeltaCom to obtain authority from the commission before initiating service in the state. In most states, including Alabama, Georgia and Florida, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements. In addition, some states are ordering the detariffing of services, which may impede our reliance on the filed rate doctrine and increase our costs of doing business.

We have authority to offer intrastate long distance services in all 50 U.S. states, other than Alaska, and the District of Columbia. We also have an application for authority pending in Alaska. We have obtained authority to provide long distance service in states outside of our current and target markets to enhance our ability to attract business customers that maintain offices, or have employees who travel, outside of our markets.

We provide local services in our region by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent network elements and our own local switching facilities. We possess authority to provide local telephone services in Alabama, Delaware, Arkansas, Florida, Georgia, Kansas, Kentucky, Louisiana, Maryland, Mississippi, Missouri, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and the District of Columbia.

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

State public utility commissions have responsibility under the Telecommunications Act to oversee relationships between incumbent carriers and their new competitors with respect to such competitors’ use of the incumbent carriers’ network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as ITC^DeltaCom when necessary. Important issues regarding the scope of the authority of public utility commissions in this area and the extent to which the commissions will adopt policies that promote local telephone service competition remain unresolved. For example, a federal court of appeals recently vacated the FCC’s decision that state commissions should play the main role in determining whether the elements included in the UNE-P would continue to be made available at cost-based rates in particular geographic areas and for purposes of serving particular classes of customers. This decision may be subject to further appeals, and we expect that the FCC eventually will commence a proceeding on remand to refine further its network element rules. It is difficult to predict how these matters will be resolved or their impact on our ability to pursue our business plan.

States also regulate the intrastate carrier access services of the incumbent carriers. We are required to pay access charges to the incumbent carriers when they originate or terminate our intrastate long distance traffic. Our business could be harmed by high access charges, particularly to the extent that the incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that the incumbent carriers are able to offer their long distance affiliates better access pricing. Some states also regulate the intrastate access charges of competitive carriers. States also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, incumbent carriers such as BellSouth advocate the formation of state-level funds that would be supported by potentially large payments by businesses such as ITC^DeltaCom based on their total intrastate revenues. Another issue is the use by some incumbent carriers, with the approval of the applicable public utility commissions, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or may be addressing various intraLATA dialing parity issues that may affect competition. Our business could be harmed by these developments.

We also will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. We believe that, as the degree of intrastate competition increases, the states will offer the incumbent carriers increasing pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing incumbent carriers to offer competitive services at prices lower than most or all of their competitors. BellSouth has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition even if the traditional BellSouth local business does not receive more pricing flexibility. We cannot predict the extent to which these developments may affect our business.

Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority generally can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. Public utility commissions or third parties may raise issues with regard to our compliance with applicable laws or regulations.

Local Government Authorizations and Related Rights-of-Way. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. Following the expiration of existing franchises, these fees may not remain at their current levels. In many markets, the incumbent carriers do not pay these franchise fees or they pay fees that are substantially less than those required to be paid by us, although the Telecommunications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that competitors do not pay the same level of fees that we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network could harm our business. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms. Unresolved issues also exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

Employees

As of December 31, 2003, we had approximately 2,360 employees, of whom approximately 2,180 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Web Sites and Additional Information

The SEC maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding ITC^DeltaCom. In addition, we maintain a corporate web site at www.itcdeltacom.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report.

We have adopted a code of ethics applicable to our chief executive officer and our senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of this code in print without charge to any stockholder who requests a copy. Requests for copies may be directed to Corporate Secretary, ITC^DeltaCom, Inc., 4092 South Memorial Parkway, Huntsville, Alabama 35802. We intend to disclose any amendments to this code, and any waiver of a provision of the code for the benefit of the company’s directors, principal executive officer and senior financial officers, on our web site referred to above within five business days following such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Risk Factors

Our business and operations are subject to a number of risks and uncertainties, including the following:

We may experience difficulty integrating BTI and may fail to realize the anticipated benefits of our acquisition of BTI.

Our success will depend on our ability to realize the cost savings, operating efficiencies and new revenue opportunities we expect to result from our integration of the ITC^DeltaCom and BTI businesses. Our operating results and financial condition will be adversely affected if we are unable to integrate successfully the operations of ITC^DeltaCom and BTI, fail to achieve or achieve on a timely basis such cost savings, operating efficiencies and new revenue opportunities, or incur unforeseen costs and expenses or experience unexpected operating difficulties that offset anticipated cost savings. In particular, the integration of BTI may involve, among other items, integration of sales, marketing, billing, accounting, quality control, management, personnel, payroll, regulatory compliance, network infrastructure and other systems and operating hardware and software, some of which may be incompatible with our existing systems and therefore may need to be replaced. The integration of BTI may place significant strain on our management, financial and other resources.

We expect that the BTI acquisition will generate annualized cost savings of up to $60 million by the end of 2005. The foregoing cost savings estimate does not include non-recurring adjustments that we will record in connection with the acquisition. In addition, the estimate is based upon our assumptions concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. These assumptions are uncertain and are subject to significant business, economic and competitive conditions that are difficult to predict and often beyond our management’s control.

Recent FCC actions may restrict our ability to provide local exchange services and may increase the costs we incur to provide these services.

In August 2003, the FCC released an order allowing the incumbent local telephone companies to petition state public utility commissions for authority to stop providing some unbundled network elements to us and other competitive communications companies. The elements subject to the order included dedicated transport services between central offices, broadband local loops, local switching services for residential and small business customers that are used as part of the unbundled network element platform, or UNE-P, and other elements. In addition, to the extent our customers are deemed enterprise or large business customers, as defined by the FCC, the FCC ruled that the incumbent local telephone companies may no longer be required to provide local switching services with respect to those customers. Our UNE-P local services offering is composed of a bundle of these elements, and we use these unbundled network elements to provide local exchange services. In March 2004, a federal court of appeals vacated and remanded portions of the FCC’s August 2003 order that were beneficial to us and upheld other portions that would increase our costs of doing business. We cannot predict whether the ruling will be appealed, the results of any such appeal or the FCC remand proceedings, or more generally the ultimate implications of the ruling on our business. If the March 2004 ruling or any FCC decisions on remand do not facilitate an orderly transition of our customers from the UNE-P platform, or if BellSouth and the other incumbent carriers in our markets do not otherwise facilitate an orderly transition, our business could be adversely affected. In addition, if prices of the network elements that we use to provide our services increase as a result of the implementation of the March 2004 ruling or any future consideration of this issue by the FCC, our cost of providing local exchange service could increase and have a significant adverse impact on our earnings and cash flows.

The FCC also has proposed new rules that would change the existing cost-based method of pricing the services that we obtain from the incumbent local telephone companies. If adopted, the proposed rules would enable the incumbent local telephone companies to initiate proceedings before state public utility commissions to seek increased rates for unbundled network elements. If some elements in particular markets or on particular transport routes in those markets cease to be available to us at the existing cost-based rates, we could experience an increase in our cost of providing local exchange services.

We are subject to a significant number of legal proceedings that could result in our payment of substantial monetary damages and could adversely affect our ability to provide services.

To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company and Kansas City Southern Railroad and Illinois Central Railroad. The pending proceedings affect approximately 1,750 route miles of our network as of December 31, 2003. We cannot predict whether additional portions of our network will become subject to similar legal proceedings in the future. If some of these or similar future challenges are successful, or if we are otherwise unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and we could also be required to pay substantial monetary damages.

Our integrated communications services business is subject to significant competitive pressures that could restrict our ability to achieve or sustain operating profitability.

Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. As a result of competitive pressures, we may not be able to achieve or sustain operating profitability, adequate market share or significant revenue growth in any of our markets. The prices we charge for our retail local, long distance and data services have declined significantly in recent years. BellSouth and the other incumbent local telephone companies in our markets offer substantially the same services we offer, in some cases at lower prices. These companies have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than we do. We expect to continue to face significant pricing and product competition from BellSouth and the other large, established telephone companies that currently are the dominant providers of telecommunications services in our markets. We also will continue to face significant competitive product and pricing pressures from other types of communications businesses, including cable companies providing broadband Internet access and other integrated services providers, and from other companies like us that attempt to compete in the local services market.

We may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services for the following reasons, which could adversely affect our ability to generate positive cash flows from operations:

•	BellSouth, our principal competitor in many of the markets we serve, has been authorized to offer in-region long distance services throughout its nine-state region, which will allow it to offer the same bundle of local, long distance and data services that we offer;

•	large long distance carriers, such as AT&T Corp. and MCI, are beginning to provide local services in many of our markets; and

•	recent regulatory decisions have decreased regulatory oversight of incumbent local telephone companies, which may increase the benefits that these companies could experience from their long-standing customer relationships, greater financial and technical resources, and ability to subsidize local services with revenue from unrelated businesses.

Our wholesale services, including our broadband transport services, continue to be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors.

We have continued to experience adverse trends relating to our wholesale service offerings, including our broadband transport services, that have resulted primarily from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers, including customers of our local interconnection business. We expect that these factors will result in continued declines in revenues and cash flows from our wholesale services. As a result, we have decreased the amount of capital we are investing in our wholesale business, which could lead to further declines.

Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.

We depend on other communications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the costs of, and rates charged to, our competitors and permit profitable pricing of our long distance services. The charges for access services historically have made up a significant percentage of our overall cost of providing long distance service. Some of our Internet-based competitors generally have been exempt from these and other regulatory charges, which could give them a significant cost advantage in this area. The FCC presently is considering what charges, if any, should be assessed on long distance services provided over the Internet.

Our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our operating results.

We have effectively extended our network with minimal capital expenditures by entering into marketing and management agreements with public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Under these agreements, we generally earn a commission based upon a percentage of the gross revenues generated by the sale of capacity on the utility’s networks. Any cancellation or non-renewal of any of these agreements, any adverse legal ruling with respect to our rights under any of these agreements, or any future failure by us to acquire and maintain similar network agreements in these or other markets as necessary, could materially adversely affect our operations. In addition, some of our agreements with the public utility companies are nonexclusive, and our business would suffer from any reduction in the amount of capacity that is made available to us.

Our ability to provide service also could be materially adversely affected by a cable cut, switch failure or other equipment failure along our fiber optic network or along any other fiber optic network on which we lease transmission capacity. A significant portion of our fiber optic network is not protected by electronic redundancy or geographical diverse routing. Lack of these safeguards could result in our inability to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure or to an entirely different fiber optic route, assuming capacity is available, in the event of a total cable cut or if we fail to maintain our rights-of-way on some routes.

If we are unable to interconnect with BellSouth and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.

In order to provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities. Our interconnection agreements with BellSouth expired in June 2003. Although we have adopted the agreements between BellSouth and another provider in three states, we are arbitrating the rates and terms of new agreements with BellSouth in six of the nine BellSouth states. We may not be able to enter into new interconnection agreements with BellSouth or other carriers on favorable terms, in a timely manner, or at all. Further, federal regulators have adopted substantial modifications to the requirements that obligate BellSouth and other former monopoly local telephone companies to provide to us at cost-based rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be materially adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

We may not be able to retain the few large customers on which we depend for a significant percentage of our revenues.

We may not be able to retain our large customers or we may be required to lower significantly our prices to retain these customers. The table below sets forth the approximate percentages of our total revenues generated in 2001, 2002 and 2003 by our five largest integrated communications services customers and our three largest wholesale services customers:

	Year Ended December 31,
	2001	2002	2003
Five largest integrated communications services customers	6.3%	6.4%	5.5%
Three largest wholesale services customers	12.6%	10.8%	6.1%

If we were to lose any of these customers or were forced to lower our prices to retain these customers, our operating revenues and business could be adversely affected.

We will be unable to service our indebtedness and comply with our financial and operating covenants if we do not generate substantial operating cash flow and realize cost savings from the BTI acquisition.

Our ability to make scheduled payments under our credit facilities and our other indebtedness and to comply with our financial and operating covenants will depend primarily on our success in generating substantial operating cash flow and realizing the cost savings we anticipate will result from our acquisition of BTI. Our cash flow may be insufficient to meet required payments of principal and interest under our other indebtedness. We will be required through June 30, 2006 to repay an increasing amount of our $184 million of outstanding borrowings under our senior credit facility and thereafter through June 30, 2008 to repay an increasing amount of our $55.7 million of outstanding borrowings under our junior credit facility. We may not be able to refinance our existing indebtedness and, even if we are able to do so, the terms of a refinancing might not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, our cash flow may not be sufficient to repay all maturing indebtedness at the relevant times. Failure to pay or extend the maturity of such indebtedness could result in our default under or acceleration of our other indebtedness. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. Prevailing interest rates, our operating results and financial condition, our debt ratings or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense.

Our indebtedness could adversely affect our financial health and ability to compete.

We have a significant amount of indebtedness. As of December 31, 2003, we had $301.8 million of total long-term indebtedness, including current portion, and capital leases. Our indebtedness could have important consequences. For example, it may:

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings will continue to be at variable rates of interest;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, acquisitions, capital expenditures and other general corporate purposes;

•	limit our ability to borrow additional funds in the future, if we need them, as a result of financial and other restrictive covenants in our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage relative to companies that have less indebtedness.

Financial and operating covenants in our credit facilities may restrict our business activities.

Our credit facilities contain operating covenants that significantly restrict our ability to engage in specified activities. These covenants include limitations on, among other things, our ability to incur secured and unsecured indebtedness, pay dividends, sell assets, make investments and engage in mergers and consolidations, which could restrict our ability to pursue business initiatives or acquisition transactions. In addition, our credit facilities require us to meet specified financial tests and maintain specified financial ratios. Failure to meet any of the covenants could cause an event of default under, and accelerate payment of, some or all of our indebtedness, which would have a material adverse effect on us.

We may not benefit from our acquisition strategy.

As part of our growth strategy, we will continue to seek to supplement internal expansion with acquisitions. We may not be successful in identifying, consummating and integrating any newly acquired businesses into our operations. The integration of acquired businesses poses a number of significant risks, including the following:

•	our acquisitions may not have a positive impact on our cash flows or financial performance;

•	we may not be able to eliminate as many redundant costs as we anticipate;

•	the integration of new businesses will require the allocation of limited management resources among various integration efforts;

•	our operating and financial systems and controls and information services may not be compatible with those of the companies we may acquire and may not be adequate to support our integration efforts, and any steps we take to improve these systems and controls may not be sufficient;

•	acquired businesses may have unexpected liabilities and contingencies, which could be significant; and

•	our growth through acquisitions will increase our need for qualified personnel, who may not be available to us.

Even if acquired companies eventually contribute to an increase in our profitability, the acquisitions may adversely affect our operating results in the short term. Our operating results may decrease as a result of transaction-related expenses we record for these acquisitions. Our operating results may be further reduced by the higher operating and administrative expenses we may incur in the periods immediately following an acquisition as we seek to integrate the acquired business into our own operations. Impairment charges resulting from acquisitions also may contribute to reduced earnings.

Acquisitions may place significant strain on our management, financial and other resources. We could expend a substantial amount of time and capital integrating businesses that we acquire or pursuing acquisitions that we do not consummate, which could harm our business.

We may complete a significant business combination that could increase our leverage, result in a change of control, or both.

We regularly evaluate potential acquisitions of other businesses that we believe would enable us to add customers, increase penetration in our current markets and achieve additional network efficiencies. If we enter into a definitive agreement with respect to any acquisition, we may require additional financing that could result in an increase in our leverage. Such financing may not be available on commercially reasonable terms, or at all. Further, we may issue voting securities in an amount that could result in a change of control of our company. We do not know whether we will enter into any such an acquisition or transaction or, if we do, on what terms.

The local and long distance industries are subject to significant government regulation, which may change in a manner that is harmful to our business.

We are required to comply with telecommunications regulations implemented by federal, state and local governments. We are required to obtain authorizations from the FCC and state public utility commissions to offer some of our communications services, to file tariffs for many of our services and to comply with local license, franchise or permit requirements relating to installation and operation of our network. Many of these regulations continue to change. Any of the following events related to the manner in which our business is regulated could limit the types of services we provide or the terms on which we provide these services:

•	our failure to maintain proper federal and state tariffs;

•	our failure to maintain proper state certifications;

•	our failure to comply with federal, state or local laws and regulations;

•	our failure to obtain and maintain required licenses, franchises and permits;

•	the imposition of burdensome license, franchise or permit requirements to operate in public rights-of-way; and

•	the occurrence of burdensome or adverse regulatory requirements or developments.

Our failure to maintain adequate billing, customer service and information systems will limit our ability to increase our services.

Our inability to identify adequately all of our information and processing needs, to process the information adequately or accurately, to upgrade our systems as necessary, or to integrate our systems with the systems of businesses we acquire could have a material adverse effect on our operating results. We depend on sophisticated information and processing systems to grow, monitor costs, bill customers, provision customer orders and achieve operating efficiencies. As we increase our provision of dial tone and other services, our need for enhanced billing and information systems also will increase.

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

Our business could suffer from unexpected developments in technology, or from our failure to adapt to these changes. The communications industry is subject to rapid and significant changes in technology, and we may be required to select one emerging technology over another. We will be unable to predict with any certainty, at the time we are required to make our investments, whether the technology we have chosen will prove to be the most economic, efficient or capable of attracting customer usage. If we choose the wrong technology, we could lose our existing customers and be unable to attract new customers, which would harm our business and operations.

Our success depends on our ability to attract and retain key personnel.

The loss of the services of our key personnel, or our inability to attract, recruit and retain sufficient or additional qualified personnel, could hurt our business. Our business is currently managed by a small number of key management and operating personnel, including our executive officers. Most of our senior management team has extensive experience in the telecommunications industry. We do not maintain “key man” insurance on these employees. Because of current market conditions for our industry, our stock incentive program may not provide an adequate incentive to current or potential key employees to become or remain employed by us.

Our network or other ground facilities could be damaged by natural catastrophes or terrorism.

A major earthquake, tornado, fire, terrorist attack on the United States, or other catastrophic event could damage our network, network operations center, central offices or corporate headquarters. Such an event could interrupt our service and harm our business in the affected areas. We do not have replacement or redundant facilities that can be used to provide alternative means of service to all customers or under every circumstance in the event of a catastrophic event. Any damage to our network could result in degradation of our service for some customers and could result in complete loss of service in affected areas.

Affiliates of Welsh, Carson, Anderson & Stowe own securities representing a majority of our voting power, which gives them the ability to exercise significant or controlling influence over major corporate actions by us.

Affiliates of Welsh, Carson, Anderson & Stowe, a private equity firm, have reported in SEC filings that as a group they beneficially own common stock and Series B preferred stock representing a majority of the voting power of our outstanding capital stock. Based on their existing stock ownership and their rights under a governance agreement with us, the members of this group and the other Welsh Carson securityholders currently have the right:

•	to designate for appointment or to elect a total of four directors to our 11-member board of directors;

•	to consent to any sale of our company until January 6, 2005; and

•	to block actions involving our company or its assets that require stockholder approval.

After January 6, 2005, the Welsh Carson securityholders will cease to be bound by contractual provisions limiting to four directors the number of directors they may nominate for election, appoint or elect to our board of directors and, based on their stock ownership, may have the ability after that date to elect a majority of our board of directors.

The Welsh Carson securityholders may have interests with respect to our company that differ from those of our other stockholders as a result of significant investments by the Welsh Carson securityholders in other communications companies.

Item 2.	Properties.

We own our corporate headquarters in West Point, Georgia and our data center in Suwanee, Georgia.

We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We also lease space for a network operations center in Arab, Alabama and for our voice switch sites in the following locations:

•	Jacksonville, Ocala, West Palm Beach, Tampa and Orlando, Florida;

•	Atlanta, Georgia;

•	Gulfport, Mississippi;

•	Greensboro, Wilmington, Raleigh, Charlotte and Greenville, North Carolina;

•	Columbia, Charleston and Greenville, South Carolina;

•	Houston and Dallas, Texas; and

•	Knoxville and Nashville, Tennessee.

The leases for these switch sites expire on various dates from 2004 to 2015. As part of our integration activities related to the BTI acquisition, we have subleased or are seeking to sublease approximately three of these leased switch sites.

We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized switching control center for our network and as an operator services center. We also lease a second operator services center in Alexander City, Alabama. In addition, we lease space in Atlanta, Georgia to operate a network operations center related to a portion of our integrated communications business.

We operate branch offices through which we conduct our sales and marketing efforts in the following locations:

•	Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;

•	Daytona, Ft. Lauderdale, Jacksonville, Ocala, Orlando, Pensacola, Tallahassee, Tampa and West Palm Beach, Florida;

•	Albany, Atlanta (two offices), Augusta, Columbus and Macon, Georgia;

•	Baton Rouge and New Orleans, Louisiana;

•	Biloxi, Hattiesburg, Jackson and Tupelo, Mississippi;

•	Charlotte, Greensboro, Wilmington, Greenville, Fayetteville and Raleigh, North Carolina;

•	Charleston, Columbia and Greenville, South Carolina; and

•	Chattanooga, Knoxville and Nashville, Tennessee.

The leases for these branch offices expire on various dates from 2003 through 2007. As part of our integration activities related to the BTI acquisition, we have either subleased or eliminated our remaining lease obligations through a discounted termination payment program in three redundant sales offices and expect that we will make additional discounted termination payments to terminate our leases of several additional locations over the next several months. In addition, 12 additional redundant sales offices will be subleased or the existing leases for those sales offices will expire without being renewed during 2004.

We also lease office space for various administrative functions, including accounting, legal, sales and human resources, in Huntsville, Alabama and in Raleigh, North Carolina, and own an administrative office in Arab, Alabama.

As part of our fiber optic network, we own or lease rights-of-way, land, office space and towers throughout the southern United States.

Item 3.    Legal Proceedings.

General. We are a party to legal proceedings in the ordinary course of our business, including disputes with contractors or vendors, which we believe are not material to our business.

Regulatory Proceedings. We are a party to numerous regulatory proceedings affecting the segments of the communications industry in which we operate, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by the regional Bell operating companies. We anticipate these companies will continue to pursue arbitration, litigation, regulations and legislation in states within our primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies are also actively pursuing major changes in the Telecommunications Act through litigation and legislation which we believe would adversely affect competitive communications service providers, including ITC^DeltaCom. If adopted, these initiatives could make it more difficult for us to compete with these companies and other incumbent carriers. We may not succeed in our challenges to these or other similar actions that would prevent or deter us from successfully competing with the incumbent carriers.

Proceedings Affecting Rights-of-Way. To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company, Kansas City Southern Railroad and Illinois Central Railroad. The pending proceedings affect approximately 1,750 route miles of our network as of December 31, 2003. If some of these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and we could also be required to pay substantial monetary damages. As indicated below or in note 11 to our audited consolidated financial statements included elsewhere in this report, the results of these challenges are uncertain and, individually or in the aggregate, could have a material adverse effect on our results of operations or financial position. These challenges include, but are not limited to, the following:

Mississippi Power Company Rights-of-Way. A portion of our network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several landowners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. We became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County,

Mississippi has directed us not to use that portion of our fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. We have rerouted all of the circuits on the affected portion of our network so that we may continue to provide services to our customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit our use, we believe our potential liability for damages may be limited to the value of a permanent easement for that use. We cannot assure you in this respect, however, since the landowners are seeking damages equal to the profits or gross revenues received by us from our use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for our use of the route.

We initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which we seek a declaratory judgment confirming our continued use of cables in Mississippi Power Company’s rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company, and we are seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although we have resolved the issue of our use of the rights-of-way with some of the defendants, we cannot provide assurance that we will be successful in either of these proceedings. The August 2001 proceeding was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which we were made a defendant, which was initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. Recently, both civil suits were dismissed by the district court. The order of dismissal in the civil action involving the 37 parcels of land has been appealed to the United States Court of Appeals for the Fifth Circuit and oral arguments were held during March 2004. We have sought reconsideration of the order of dismissal in the civil action involving the 63 parcels of land.

Since 2002, over 220 lawsuits have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, ITC^DeltaCom and WorldCom, Inc. d/b/a MCI Group. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that WorldCom and/or we have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by WorldCom and us of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. Mississippi Power Company, WorldCom and we have denied all of the plaintiffs’ allegations. These actions are substantially similar to the other actions that we are defending in state and federal courts in Mississippi. Of the over 220 lawsuits, we believe that we use for the provision of telecommunications services only a small number of parcels of land across which the optical fiber of Mississippi Power Company extends. On August 5, 2002, Mississippi Power Company removed all actions involving WorldCom’s use of Mississippi Power Company’s rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending. The lawsuits involving only those lines being used by us remain pending in state court and are proceeding toward trial.

In August 2002, we were served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege Mississippi Power Company and we have violated the plaintiffs’ rights with regard to the use of Mississippi Power Company’s easement across the plaintiffs’ properties. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation and conspiracy, and seek an accounting and an unspecified amount of damages. Although WorldCom is not a party to this action, Mississippi Power Company has removed this action to the United States District Court for the Southern District of Mississippi and requested the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending.

In September 2002, Mississippi Power Company and we were served with a summons and complaint filed in a civil action in the Circuit Court of Jasper County, Mississippi. The landowners of 75 parcels of property located in various Mississippi counties allege Mississippi Power Company and we have violated the landowners’ rights with regard to the use of Mississippi Power Company’s easements across the landowners’ property similar to other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy and seek from each plaintiff $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of gross revenues derived from use of the rights-of-way and court costs. Although WorldCom is not a party to this action, Mississippi Power Company has removed this action to the United States District Court for the Southern District of Mississippi and requested the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending.

In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and us by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of property located in Lamar County, Mississippi. Both plaintiffs also were defendants in our action involving 37 parcels of land described above. The plaintiffs have not specified the particular dollar amount of damages they are seeking.

In December 2002, two civil actions were filed against Mississippi Power Company and us in the Circuit Court of Smith County, Mississippi, by a single attorney. The plaintiffs allege trespass on the basis that the documents granting Mississippi Power Company the rights to cross the plaintiffs’ property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. The plaintiffs allege that we are using such rights-of-way across the plaintiffs’ property, but we do not have sufficient information from the complaint or otherwise to determine where the plaintiffs’ properties are located. We do not utilize rights-of-way in Smith County, Mississippi, where these civil actions were filed. However, one of the actions involves multiple plaintiffs and has been removed by Mississippi Power Company to the United States District Court for the Southern District of Mississippi, because some parcels of land are crossed by a transmission line used by WorldCom.

Mississippi Power Company and Southern Company Rights-of-Way. In April 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi, against Mississippi Power Company, Southern Company and us. The plaintiff seeks permanently to enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff’s property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company or Southern Company regarding the use of the fiber optic cable on the rights-of-way across the plaintiff’s property, proof that the use of the rights-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the rights-of-way, punitive damages of $1 million, and costs and expenses.

In July 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and us in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. Although WorldCom is not a party to these actions, Mississippi Power Company has removed these actions involving WorldCom’s use of Mississippi Power Company’s rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending.

On October 15, 2003, a complaint was filed against Mississippi Power Company, The Southern Company, Southern Telecom, Inc., Southern Company Services, Inc., Southern Management Development, Inc. and us in

the Circuit Court of Harrison County, Mississippi, by a landowner that has alleged that Mississippi Power Company, in collusion with The Southern Company, Southern Telecom, Southern Company Services, Southern Management Development and us, caused or participated in the covert installation of fiber optic lines on, over or under the property owned by the plaintiff for the purpose of selling, leasing or sharing, for profit, conduit or dark fibers or wavelength service. The plaintiff contends that such actions constitute improper and illegal use of the plaintiff’s land by the defendants. The plaintiff also alleges trespass, unjust enrichment, fraud and deceit, and civil conspiracy. The plaintiff seeks damages in the amount of $5 million, punitive damages, disgorgement of gross revenues derived from the alleged wrongful conduct, a percentage of the gross profits obtained from the use of a fiber telecommunications network and costs.

Gulf Power Company Rights-of-Way. We use the rights-of-way of Gulf Power Company in Florida for a portion of our network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida, by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit us or other carriers to transmit telecommunications services over the rights-of-way. We were made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis that, among other things, there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court also has permitted the plaintiffs to amend their complaint to allege additional facts to support their contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. In November 2003, the trial court granted the plaintiffs’ motion for partial summary judgment, holding that Gulf Power’s authority to operate and condemn the property was restricted to uses “relating to electric power,” Gulf Power never had authority to operate or condemn property for general telecommunications use, Gulf Power’s use of its condemnation powers to support telecommunications use would have violated applicable Florida statutes, since Gulf Power could not lawfully engage in general telecommunications business, the plaintiffs could not have reasonably intended to convey rights to Gulf Power to use the easements in such business, and the defendants cannot contend that general telecommunications fiber optics lines for international use are “necessary or convenient in connection with” Gulf Power’s transmission of electricity.

Georgia Power Company Rights-of-Way. We use rights-of-way of Georgia Power Company in Georgia for a portion of our network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of landowners. The plaintiffs have alleged that Georgia Power and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. We were made a party to the suit in January 2002.

In November 2002, a civil action was filed in the Superior Court of Walton County, Georgia, against Georgia Power Company and us. The plaintiff, claiming to be representative of a class of all landowners over which Georgia Power Company has facilities, alleges that the documents granting Georgia Power Company the rights to cross the plaintiff’s property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. The civil action claims trespass and unjust enrichment. There are no specified dollar amounts demanded in the complaint, but the relief sought includes compensatory damages, punitive damages, attorney fees and injunctive relief requiring the removal of the fiber optic facilities from the plaintiff’s land. This matter has been stayed by agreement of the parties pending the outcome of the Decatur County action, as that case may encompass the same claims.

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. On March 11, 2003, a complaint was filed against us in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, claim to be owners of the land across which certain rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad are located. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, we use certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad across Mississippi. The plaintiffs claim that the documents granting the rights-of-way Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorney fees, an accounting of amounts paid to Kansas City Southern Railroad and Illinois Central Railroad and declaratory relief regarding the parties’ rights. We have denied the allegations, but have counter-claimed for the certification of a class of counter-defendants. We seek a declaration that we have the right to use the rights-of-way or, alternatively, to condemn such rights.

On July 10, 2003, a complaint was filed against us in the Fifth Judicial District Court for the Parish of Richland, State of Louisiana. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the land which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, we use certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorney’s fees.

ITC^DeltaCom’s Suit for Rights-of-Way Indemnification. In August 2001, we filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which we have obtained use of rights-of-way for their fiber optic telecommunications networks. We seek a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that we do not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold ITC^DeltaCom harmless against all such claims. We filed for summary judgment in December 2001 and the defendants subsequently also filed a motion for summary judgment. The court has not ruled on these motions, but indicated from the bench that the claim may not yet be ripe for adjudication. The defendants also have filed a counterclaim requesting, among other relief, that we reimburse them for the cost of perfecting the applicable rights-of-way.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a) We held our 2003 annual meeting of stockholders on December 18, 2003.

(c) All holders of record of our common stock, Series A preferred stock and Series B preferred stock at the close of business on November 3, 2003 were eligible to vote at the annual meeting. Each holder of common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of November 3, 2003, there were 51,827,620 shares of common stock outstanding, which represented a total of 51,827,620 votes entitled to vote at the annual meeting.

Under our restated certificate of incorporation, holders of the Series A preferred stock and the Series B preferred stock are currently entitled to vote on an “as converted” basis together with the holders of the common stock as a single class on all matters presented for a vote to the holders of the common stock, other than the election of directors. Accordingly, the holders of the Series A preferred stock and the Series B preferred stock were entitled to vote on such an as-converted basis at the annual meeting on each proposal other than the election of directors. Holders of the Series A preferred stock and the Series B preferred stock were entitled to cast a number of votes equal to the number of shares of common stock into which each such series of preferred stock was convertible as of the record date for the annual meeting. In accordance with our restated certificate of incorporation, each holder of any of the 322,828 shares of Series A preferred stock outstanding as of the record date for the annual meeting was entitled to cast 17.6304 votes at the annual meeting for each such share held by the stockholder as of the record date, and each holder of any of the 350,000 shares of Series B preferred stock outstanding as of the record date for the annual meeting was entitled to cast 33.5452 votes at the annual meeting for each such share held by the stockholder as of the record date. As of November 3, 2003, holders of the Series A preferred stock and the Series B preferred were entitled to cast a total of approximately 5,691,587 votes and 11,740,820 votes, respectively, at the annual meeting.

The following sets forth information regarding each matter voted upon at the 2003 annual meeting of stockholders.

The stockholders approved a proposal to elect each of the seven nominees to the board of directors. The tabulation of votes on this proposal is as follows:

Nominees	Votes For	Votes Withheld
Larry F. Williams	37,808,082	1,204,346
John Almeida, Jr.	37,813,199	1,199,229
Donald W. Burton	38,373,334	639,094
John J. DeLucca	38,368,427	644,001
R. Gerald McCarley	38,373,382	639,046
Thomas E. McInerney	37,814,312	1,198,116
Robert C. Taylor, Jr.	38,373,427	639,001

The stockholders approved a proposal to approve an amended form of ITC^DeltaCom’s restated certificate of incorporation. The amendments to the restated certificate of incorporation approved by the stockholders:

•	increased our authorized capital stock;

•	changed a provision relating to our authority to issue preferred stock;

•	changed provisions relating to the composition and size of our board of directors; and

•	added a new provision concerning future amendments to the restated certificate of incorporation.

The tabulation of votes on this proposal is as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
46,052,137	1,270,595	249	7,926,088

The stockholders approved a proposal to approve the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. The tabulation of votes on this proposal is as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
46,023,483	1,299,310	188	7,926,088

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market for the Common Stock. We consummated our plan of reorganization on October 29, 2002 under Chapter 11 of the United States bankruptcy code. Under our plan of reorganization, our old common stock was canceled and former holders of our old common stock and other securities received in exchange for cancellation of such common stock and other securities a total of approximately 44,750,000 shares of a new issue of our common stock.

Our old common stock was listed on the Nasdaq National Market through August 27, 2002 and quoted on the OTC Bulletin Board thereafter through October 29, 2002, which was the effective date of our plan of reorganization. Our new common stock was quoted on the OTC Bulletin Board from October 30, 2002 through December 23, 2003, when the common stock was listed and began trading on the Nasdaq SmallCap Market.

The following table sets forth the high and low sale prices of our old common stock during 2002 through our reorganization plan effective date of October 29, 2002 and the high and low sale prices of our current common stock during the remainder of 2002 and during 2003.

2002	High	Low
First Quarter	$0.98	$0.26
Second Quarter	0.35	0.04
Third Quarter	0.14	0.02
Fourth Quarter (through October 29, 2002)	0.02	—
Fourth Quarter (from October 30, 2002)	4.04	1.99

2003	High	Low
First Quarter	$2.40	$1.35
Second Quarter	3.05	1.50
Third Quarter	5.85	2.85
Fourth Quarter	6.22	3.85

Effective on March 5, 2004, our common stock was listed and began trading on the Nasdaq National Market under the symbol “ITCD.”

On March 1, 2004, there were approximately 540 record holders of our common stock.

Dividend Policy. We did not declare or pay any cash dividends on our common stock that was outstanding before we consummated our plan of reorganization on October 29, 2002 and do not anticipate that we will pay cash dividends on our common stock in the foreseeable future. Future declaration and payment of dividends, if any, on our common stock, Series A preferred stock or Series B preferred stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements. Our credit facilities and our principal capital lease facilities limit our ability to pay cash dividends on our capital stock by prohibiting our operating subsidiaries from distributing funds to ITC^DeltaCom, Inc. for this purpose.

Under our certificate of incorporation, we have the option, instead of paying cash dividends on our preferred stock, to pay dividends on each series in additional shares of Series A preferred stock or Series B preferred stock, as applicable. As of the date of this report, since our initial issuance of the Series A preferred stock on October 29, 2002 and our initial issuance of the Series B preferred stock on October 6, 2003, we have paid all dividends on our preferred stock in the form of payment-in-kind dividends of the same series of preferred stock.

Recent Sales of Unregistered Securities. On October 6, 2003, we consummated our acquisition of BTI and the other transactions contemplated by our merger agreement with BTI and Welsh, Carson,

Anderson & Stowe VIII, L.P., WCAS Capital Partners III, L.P., WCAS Information Partners, L.P. and other named parties, which we sometimes refer to collectively as the “Welsh Carson securityholders.”

As of the merger effective time on October 6, 2003, pursuant to the BTI merger agreement, the common stock and preferred stock of BTI was convertible into the right to receive a total of 50,000 shares of our common stock.

On October 6, 2003, pursuant to the merger agreement, we issued to the Welsh Carson securityholders 6,950,000 shares of our common stock and 3,000,000 warrants to purchase shares of our common stock in exchange for the surrender for cancellation of promissory notes representing $95 million principal amount of BTI indebtedness owing to the Welsh Carson securityholders. As of October 6, 2003, these warrants, which we refer to as our “Series B warrants,” were exercisable for a total of 3,000,000 shares of our common stock at a purchase price of $8.50 per share of common stock.

On October 6, 2003, pursuant to the merger agreement and immediately prior to the effective time of the merger, some of the Welsh Carson securityholders purchased a total of 350,000 shares of a new issue of our Series B preferred stock for a total purchase price of $35 million. In accordance with the merger agreement, approximately $27.5 million of the purchase price was paid in cash and approximately $7.5 million was paid by the surrender for cancellation of approximately $7.5 million principal amount of BTI promissory notes owing to the Welsh Carson securityholders. As of October 6, 2003, these 350,000 shares of Series B preferred stock were convertible into a total of approximately 11,666,667 shares of our common stock at a conversion price of $3.00 per share of common stock.

In connection with our non-public offering of common stock, Series B preferred stock and Series B warrants in connection with the foregoing transactions, we relied on the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) of the Securities Act and Regulation D thereunder.

Conversion Rights of Series B Preferred Stock. Each share of Series B preferred stock is convertible at the holder’s option, in whole or in part, at any time after such share is issued, into a number of shares of our common stock which is obtained by dividing the $100 liquidation preference per share plus the amount of any accrued and unpaid dividends by the conversion price applicable to such share. The initial conversion price of the Series B preferred stock is $3.00 per share of common stock. Subject to exceptions, the conversion price will be subject to reduction from time to time for dilutive issuances of ITC^DeltaCom common stock that occur through October 6, 2005. A reduction in the conversion price will result in an increase in the number of shares of common stock issuable upon conversion of the Series B preferred stock.

The Series B preferred stock is convertible into common stock at any time shares of such series of preferred stock are outstanding. We are not required to redeem any Series B preferred stock until October 29, 2012 and, except in limited circumstances, do not have the right to redeem any Series B preferred stock until October 6, 2006.

Exercise Right of Series B Warrants. Each series B warrant entitles the holder thereof to purchase for cash one share of our common stock at an exercise price of $8.50 per share of common stock. The exercise price and the number of shares of common stock issuable upon exercise of the Series B warrants are subject to substantially the same antidilution adjustments as the conversion price of the Series B preferred stock. A reduction in the exercise price of the Series B warrants will result in an increase in the number of shares of common stock issuable upon exercise. Each Series B warrant is exercisable at any time during the seven-year period commencing on the original issue date of October 6, 2003 and ending on October 6, 2010. Each Series B warrant not exercised before such expiration date will become void and all rights of the holder in respect of such warrant will cease as of such date.

Holders of Series B warrants will be able to exercise their warrants only if (1) a registration statement relating to the exercise of the warrants and issuance of the shares underlying the warrants is then effective under the Securities Act and is available, or (2) the exercise of the warrants and issuance of shares upon such exercise is exempt from the registration requirements of the Securities Act and such shares are qualified for sale or exempt from registration or qualification under the applicable securities laws of the states or other jurisdictions in which the various holders of the warrants, or other persons to whom it is proposed that such shares be issued upon the exercise of such warrants, reside.

Item 6.    Selected Financial Data.

The following table sets forth ITC^DeltaCom’s selected consolidated financial data. The selected historical income statement data for the years ended December 31, 1999, 2000 and 2001 and the selected historical balance sheet data as of the end of such periods have been derived from the consolidated financial statements that have been audited by Arthur Andersen LLP, independent public accountants. The selected historical income statement data for the periods from January 1, 2002 to October 29, 2002 and October 30, 2002 to December 31, 2002 and the year ended December 31, 2003, and the selected historical balance sheet data as of October 29, 2002, December 31, 2002 and December 31, 2003, have been derived from the consolidated financial statements that have been audited by BDO Seidman, LLP, independent public accountants. The 2002 historical income statement and balance sheet data have been separated into these two periods as a result of ITC^DeltaCom’s adoption, under AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” of fresh start reporting on October 30, 2002, following its emergence from Chapter 11 bankruptcy reorganization proceedings on October 29, 2002. The financial results as of and for the periods ended October 29, 2002 and December 31, 2002 are not comparable in certain respects to the financial results for prior periods.

You should read the selected financial data below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Predecessor				Successor
	Year Ended December 31,			Period from January 1, 2002 to October 29, 2002	Period from October 30, 2002 to December 31, 2002	Year Ended December 31, 2003
	1999	2000	2001
		(in thousands, except share and per share data)
Income Statement Data:
Operating revenues:
Integrated communications services revenues	$130,252	$170,937	$201,948	$200,341	$41,898	$320,675
Equipment sales and related services revenues	15,466	52,278	40,962	30,456	5,585	41,023
Wholesale services revenues	99,126	140,433	172,429	122,100	18,086	99,868

Total operating revenues	244,844	363,648	415,339	352,897	65,569	461,566

Expenses:
Cost of services	118,721	155,000	186,121	164,920	30,021	230,844
Inventory write-down	—	—	1,663	—	—	—

Gross margin	126,123	208,648	227,555	187,977	35,548	230,722

Selling, operations and administration expense	96,854	151,050	188,712	136,472	27,108	173,954
Depreciation and amortization	53,810	86,519	118,938	105,696	9,002	63,393
Loss on early termination of credit facility and debt(a)	—	1,321	—	—	—	—
Merger-related expenses	—	—	—	—	—	2,141
Special charges(b)	—	—	74,437	223	—	—

Total expenses	269,385	393,890	569,871	407,311	66,131	470,332

Operating loss	(24,541)	(30,242)	(154,532)	(54,414)	(562)	(8,766)
Interest expense	(45,293)	(55,482)	(58,833)	(35,704)	(2,350)	(15,917)
Interest and other income (expense), net	14,949	14,337	1,434	60	216	344

Loss before reorganization items and income taxes	(54,885)	(71,387)	(211,931)	(90,058)	(2,696)	(24,339)
Reorganization items(c)	—	—	—	60,792	—	—
Income tax expense (benefit)	94	(512)	—	—	—	—

Net loss	(54,979)	(70,875)	(211,931)	(29,266)	(2,696)	(24,339)
Preferred stock dividends and accretion(d)	—	—	(3,713)	(4,210)	(514)	(3,912)

Net loss applicable to common stockholders	$(54,979)	$(70,875)	$(215,644)	$(33,476)	$(3,210)	$(28,251)

Basic and diluted net loss per common share(c)	$(0.98)	$(1.16)	$(3.46)	$(0.54)	$(0.07)	$(0.61)

Basic and diluted weighted average common shares outstanding(c)	56,370,269	60,928,387	62,292,085	62,364,768	44,750,000	46,551,648

	Predecessor				Successor
	Year Ended December 31,			Period from January 1, 2002 to October 29, 2002	Period from October 30, 2002 to December 31, 2002	Year Ended December 31, 2003
	1999	2000	2001
		(in thousands, except share and per share data)
Balance Sheet Data (at period end):
Cash and cash equivalents (unrestricted)	$248,431	$141,140	$41,043	$30,231	$30,554	$50,099
Working capital (deficit)	244,913	85,094	(6,741)	(5,860)	14,728	(6,835)
Total assets	807,598	1,048,526	878,332	754,243	553,520	745,053
Long-term liabilities	516,907	713,869	717,163	200,109	206,993	301,255
Liabilities subject to compromise(c)	—	—	—	538,147	—	—
Convertible redeemable preferred stock	—	—	57,833	63,691	24,525	55,007
Stockholders’ equity (deficit)	218,162	181,053	(21,930)	(139,209)	237,245	240,713

Other Financial Data:
Gross margin as a percentage of total operating revenues	52%	57%	55%	53%	54%	50%
Capital expenditures	165,540	309,831	161,965	29,784	4,916	45,156
Cash flows provided by (used in) operating activities	(5,334)	45,931	(10,524)	12,580	7,216	39,832
Cash flows used in investing activities	149,995	305,208	154,798	29,780	4,916	51,881
Cash flows (used in) provided by financing activities	219,593	151,986	65,225	6,388	(1,977)	31,594
EBITDA (e)	30,023	55,851	(36,226)	111,785	8,440	54,627

(a)	Amounts charged to income for the year ended December 31, 2000 related to losses on the early termination of credit facility and early termination of indebtedness have been reclassified in accordance with Statement of Financial Accounting Standards No. 145.
(b)	In 2002, ITC^DeltaCom recorded special charges consisting of a write-down of impaired property and equipment of $223,000. In 2001, ITC^DeltaCom recorded special charges consisting of a write-down of impaired property and equipment of $23.0 million and a write-down of goodwill and other intangible assets of $51.4 million. See note 10 to ITC^DeltaCom’s audited consolidated financial statements included elsewhere in this report.
(c)	On June 25, 2002, ITC^DeltaCom filed a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy code. The plan was confirmed on October 17, 2002 and became effective on October 29, 2002. Accordingly, ITC^DeltaCom reclassified its then-outstanding senior notes and convertible subordinated notes, which were subject to compromise in the reorganization, as “liabilities subject to compromise” before the effective date. Expenses related to the reorganization, such as professional fees and administrative costs, are classified as “reorganization items.” On the reorganization effective date, all shares of old common stock were canceled and new shares of common stock were issued. See note 14 to ITC^DeltaCom’s audited consolidated financial statements included elsewhere in this report.
(d)	Represents the payment of accrued dividends on preferred stock at an annual rate of 8%. All such dividends have been paid in additional shares of preferred stock valued solely for purposes of such dividends at $100 per share.
(e)	EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview–EBITDA Presentation” for our reasons for including EBITDA data in this report. The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Predecessor				Successor
	1999	2000	2001	Jan. 1, 2002 to Oct. 29, 2002	Oct. 30, 2002 to Dec. 31, 2002	Year Ended December 31, 2003
				(in thousands)
Net loss	$(54,979)	$(70,875)	$(211,931)	$(29,266)	$(2,696)	$(24,339)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	53,810	86,519	118,938	105,696	9,002	63,393
Interest expense, net of interest income	31,098	40,719	56,767	35,355	2,134	15,573
Income tax (benefit) expense	94	(512)	—	—	—

EBITDA	$30,023	$55,851	$(36,226)	$111,785	$8,440	$54,627

In 2001, ITC^DeltaCom recorded special charges consisting of a write-down of impaired property and equipment of $23.0 million and a write-down of goodwill and other intangible assets of $51.4 million, resulting in negative EBITDA for 2001. In 2002, ITC^DeltaCom recorded a net gain of $60.8 million related to gain from the cancellation of indebtedness and reorganization costs associated with the voluntary petition for reorganization under Chapter 11. See note 14 to ITC^DeltaCom’s audited consolidated financial statements included elsewhere in this report. In 2003, ITC^DeltaCom recorded merger-related expenses of $2.1 million in connection with the acquisition of BTI.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General. We are one of the largest providers of integrated communications services in the southeastern United States. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance, enhanced data, Internet, colocation and managed services, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis. We believe that we are the largest facilities-based competitive provider of integrated communications services in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

On October 6, 2003, we completed our acquisition of BTI Telecom Corp., a facilities-based integrated communications provider serving markets in the southeastern United States. Before the acquisition, BTI was generating annualized operating revenues for 2003 in excess of $220 million, based on operating revenues of $56 million in the third quarter of 2003. Our acquisition of BTI has provided us with the opportunity to further our strategic initiative to increase monthly recurring revenues from end-user customers within our existing markets and has created one of the largest providers of integrated communications services in the southeastern United States. ITC^DeltaCom and BTI had similar retail growth strategies and targeted customers, complementary regional fiber optic networks and overlapping operations in 14 markets. By combining our business with that of a former competitor, the acquisition has enabled us to achieve a size and scale that we believe provides us with a competitive advantage in our primary markets and significant opportunities for cost savings and improved cash flow. As a result of the acquisition, we have achieved, and expect to continue to generate, significant operational efficiencies by increasing utilization of our switches and network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased long-haul facilities to our combined fiber optic network. The inclusion of BTI’s assets and operations in our business since October 6, 2003 has contributed to a significant increase in the size of our business between September 30, 2003 and December 31, 2003. Between those dates, we have:

•	increased the number of our installed access lines by approximately 71%, from approximately 255,000 to approximately 435,000, of which approximately 70,400 and 68,800 were related to our local interconnection business as of September 30, 2003 and December 31, 2003, respectively;

•	expanded the geographic reach of our owned fiber optic network by almost 70%, from approximately 6,450 route miles to over 10,900 route miles;

•	increased our colocations with incumbent local telephone companies by approximately 62%, from approximately 185 to approximately 300; and

•	increased our number of voice switches from 12 to 26.

As of December 31, 2003, we marketed and sold our integrated communications services through 40 branch offices. As of the same date, our 10,900 route-mile fiber optic network extended from New York to Florida and principally covered portions of our primary eight-state market.

Based on the results of the combined company in the fourth quarter of 2003, our annualized operating revenues were approximately $600 million. Because we anticipate that we will realize at least $30 million of net cost savings from the acquisition in 2004, we expect that our 2004 EBITDA will significantly exceed the $55 million we achieved in 2003. Of our operating revenues in the fourth quarter of 2003, approximately 80% were generated by our integrated communications services, approximately 3% were generated by sales of customer premise equipment and related services, and approximately 17% were generated by our wholesale services.

We acquired BTI in an all-stock merger transaction valued at approximately $132 million, including approximately $111.3 million of assumed BTI indebtedness. In connection with the acquisition, Welsh, Carson, Anderson & Stowe, a private equity firm, invested an additional $35 million in us to enhance our liquidity primarily to support costs associated with our merger integration activities. We also amended and restated our senior credit facility and entered into a new credit facility with the BTI lenders. Under these facilities, we assumed total BTI indebtedness of $111.3 million, including secured indebtedness in the principal amount of approximately $85.7 million outstanding under BTI’s senior credit facility.

Integration of BTI. We are integrating the operations of BTI into our existing operations to achieve significant economies of scale from the consolidation of sales and marketing, customer service, provisioning and installation, and information technology, purchasing, financial and administrative functions. We have identified, for the three categories of costs shown in the table below, net cost savings of $30 million we expect that the acquisition will generate in 2004 and an additional $10 million we expect to realize in 2005 as a result of the full year impact of these prior-year savings. Of the annualized cost savings of $40 million we expect to achieve by the end of 2004 and of the annualized cost savings of up to $60 million we expect to achieve by the end of 2005, the following table shows the amounts we have achieved on an annualized basis as of January 31, 2004.

Nature of Cost Savings	Expected Actual Net Cost Savings in 2004	Annualized Cost Savings Achieved as of January 31, 2004
	(in thousands)
Compensation and benefits	$15,000	$9,300
Cost of services	9,000	3,300
Other selling, operations and administration expense	6,000	4,500

Total	$30,000	$17,100

We expect to realize savings in compensation and benefits costs by reducing the total number of employees of ITC^DeltaCom and BTI as of July 1, 2003 by approximately 360 employees. The employee headcount of the combined company was reduced by a total of approximately 190 positions, or 53% of our total planned employee reductions, as of January 31, 2004. Of these positions, approximately 50 were eliminated before the acquisition closing date, approximately 85 were eliminated between the acquisition closing date and December 31, 2003 and approximately 55 were eliminated in January 2004. These measures have resulted in approximately $9.3 million of annualized compensation and benefits costs savings as of January 31, 2004.

We expect to realize savings in cost of services by increasing utilization of our switches and network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased long-haul facilities to our combined fiber optic network. We have achieved annualized cost of services savings of approximately $3.3 million as of January 31, 2004.

We expect to realize savings in other selling, operations and administration costs by eliminating duplicative facilities, consolidating back office systems and eliminating redundant professional services and other corporate overhead costs. We have realized annualized other selling, operations and administration cost savings of $4.5 million as of January 31, 2004, primarily as a result of the renegotiation of insurance premiums, facilities integration, and efficiencies related to back office operations, billing and collections, and public relations.

As of January 31, 2004, we have completed integration activities to realize monthly recurring cost savings of approximately $1.4 million, or $17.1 million on an annualized basis, which represent 43% of the monthly recurring cost savings of approximately $3.3 million, or $40 million on an annualized basis, we expect to achieve by December 31, 2004. These cost savings represent approximately twice the monthly recurring cost savings we had achieved through December 31, 2003. The foregoing annualized cost savings amounts as of January 31, 2004 are based on the approximate combined monthly costs of ITC^DeltaCom and BTI as of July 2, 2003, which is the date on which we agreed to acquire BTI, and represent the total annual cost savings we expect to realize as a result of our cost savings initiatives from that date, even if we do not implement any of the costs savings initiatives we have planned for periods following January 31, 2004.

The foregoing cost savings estimates are based upon assumptions that are uncertain and are subject to significant business, economic and competitive uncertainties which are difficult to predict and often beyond the control of management. These assumptions are based upon management’s judgment concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. We may not be able to accomplish these actions successfully, and these cost savings and efficiencies may not be achieved to the extent we estimate.

Reorganization and Asset Revaluations. We filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code on June 25, 2002. On October 17, 2002, the United States Bankruptcy Court entered an order confirming our plan of reorganization. We consummated our reorganization under the plan on October 29, 2002. As a result of our reorganization, we canceled $515 million principal amount of indebtedness, plus related accrued and unpaid interest.

We adopted the provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” upon commencement of the bankruptcy proceedings. On October 29, 2002, we implemented fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization value of ITC^DeltaCom was allocated to our assets and liabilities, our accumulated deficit was eliminated and our new equity was issued in accordance with our plan of reorganization as if we were a new reporting entity. As a consequence of our reorganization and in accordance with SOP 90-7, we have separately presented our financial results for 2002 in the accompanying audited consolidated financial statements of ITC^DeltaCom and in other portions of this report as follows: results for the period from January 1, 2002 to October 29, 2002 are reported under “Predecessor”; and the results for the period from October 30, 2002 to December 31, 2002 are reported under “Successor.” To compare our 2002 financial results, after giving effect to our reorganization, to our 2001 and 2003 historical financial results for purposes of this management’s discussion, we have combined the periods from January 1, 2002 to October 29, 2002 and from October 30, 2002 to December 31, 2002. We have also combined the results for these periods for purposes of comparing our 2002 pro forma results to our 2003 pro forma results for purposes of this management’s discussion.

Before the acquisition, BTI recorded an asset impairment charge in 2003 of $94.4 million to property, plant and equipment and other assets, which consisted principally of BTI’s fiber optic network, switching infrastructure and other intangible assets. This impairment charge was based upon trends in BTI’s cash flow and operating performance and the availability of capital to support future growth. In accordance with SFAS No. 144, BTI expected future cash flows to be less than the carrying value of the assets. Based on this evaluation, BTI determined that long-lived assets with a carrying amount of $224.6 million were no longer recoverable and were in fact impaired, and wrote them down to their estimated fair value of $130.2 million as of June 30, 2003. The effect of the BTI asset revaluation on ITC^DeltaCom 2003 results was approximately $5.0 million in reduced depreciation and amortization expense on an actual basis and approximately $20.0 million in reduced depreciation and amortization expense on a pro forma basis.

Operating Revenues. We currently derive operating revenues from our offering of integrated communications services, wholesale services and equipment sales and related services.

Integrated Communications Services. We deliver integrated voice and data communications services to end users on a retail basis. We refer to these services, which are described in more detail in this report under “Business–Services–Integrated Communications Services,” as our “integrated communications” services. Revenues from these services represented approximately 78% of our total operating revenues for the three months ended December 31, 2003 and were generated from sales to over 50,000 customers, a significant portion of which purchase multiple services. We derive most of our operating revenues from recurring monthly charges that are generated by our integrated communications services.

Since 2001, we have derived an increasing percentage of our operating revenues from local services, primarily local services provided under our interconnection agreements with other local telephone companies, and from data and Internet services. We expect that gross margin as a percentage of operating revenues associated with our facilities-based local, data and Internet retail services will be slightly higher than the gross margin as a percentage of operating revenues associated with our long distance retail services.

As we continue to use portions of the networks of other local telephone companies to provide services over our network and facilities instead of reselling services using the entire network of those companies, we expect our gross margin on local services to improve. We believe that this improvement will result from reduced access charges and from efficiencies realized through increased reliance on our network. Competitive market pressures to reduce prices for our integrated communications services, however, could offset these expected margin improvements.

During 2001, we began selling our integrated communications services to smaller business customers through a dedicated sales force. While sales to these customers generally generate lower gross margins compared to our sales of integrated communications services to larger businesses, we believe that these customers provide an important additional source of revenue for our business.

During the first quarter of 2003, we initiated our “GrapeVine” offering of local services to residential customers and had installed 21,000 access lines related to this service by December 31, 2003. GrapeVine customers receive our local telephone services bundled with one of our long distance service plans. We expect that the incremental revenues generated by GrapeVine will augment our existing customer base and revenue streams, although sales of these services may adversely affect our gross margins, since we provide these services primarily using the networks of other telephone companies. We currently do not expect that our offering of residential services will capture a significant share of the residential market for local telephone service.

Rates for long distance services continued to decline in 2003, although the rate of decline has begun to decrease. Although this decline had a negative impact on our operating revenues and gross margins, our operating revenues from long distance services increased during 2003 as a result of an increase in the minutes used by our customers. We believe that rates for long distance services have begun to stabilize and that the minutes used by our customers will continue to increase, which would have a positive impact on our operating revenues and gross margins.

We expect that a significant portion of our revenue growth will continue to come from our integrated communications services business. Although we have experienced success in obtaining increased market share in the markets where we provide our integrated communications services, we generally do not expect that our integrated communications services will command a significant share of the market for communications services in the southeastern United States.

The customer contracts for our integrated communications services provide for payment in arrears based on minutes of use for switched services and payment in advance for local exchange, data and Internet services, or payment for all services in advance based on a fixed fee agreement. The contracts generally provide that the customer may terminate the affected services without penalty for specified outages in service and for other defined causes. The contracts also typically provide that the customer must use at least a minimum dollar amount of switched long distance services per month for the term of the contract. We also have begun to offer our switched long distance services bundled together with some of our other integrated communications services under agreements providing for a recurring fixed monthly fee and a specified maximum number of long distance minutes of use. During the past several years, market prices for many communications services have been declining. To maintain and develop our customer base in response to these and other competitive pressures, we have modified some of our integrated communications services contracts to extend lower rates over longer terms, generally in excess of one year, to selected customers. We may decide in the future to modify further other integrated communications services contracts in a similar manner to emphasize lower pricing and longer commitment periods.

Wholesale Services. We deliver wholesale communications services to other communications businesses. We refer to these services as our “wholesale services.” Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers, operator and directory assistance services, and limited amounts of switched termination services for other communications companies. Revenues from these services represented approximately 17% of our total operating revenues for the three months ended December 31, 2003 and are generated from sales to a limited number of other communications companies.

We provide our broadband transport services to other communications companies on a “take or pay” basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the “take or pay” or individual circuit contract has expired. We generally provide our broadband transport services under master lease agreements that have terms ranging from one year to five years. Our broadband transport customers then purchase the amount of capacity they require from time to time under the terms specified in the master agreements.

Broadband transport services also include commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force to service the utility-owned portions of the network as we use to service the owned portions of the network. Our commission revenues from these arrangements amounted to approximately $11.3 million for 2001, $9.2 million for 2002 and $7.1 million for 2003. See note 2 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding these commissions.

The average rates we charge to other communication companies for our broadband transport services continued to decline in 2003, although the rate of decline has begun to decrease. The decreases in average rates resulted principally from price reductions for our broadband transport services due to industry overcapacity and from action by other carriers to transfer traffic from our network to unused portions of their network. As a result of general market conditions, including pricing pressures, especially in smaller markets, removal of traffic from our network, and known or forecasted service disconnections, we expect that our broadband transport services will continue to experience less favorable market conditions and a continued decline in annual revenues for 2004, even though this portion of our business has experienced less severe price reductions and fewer disconnections in recent months.

We provide local interconnection services throughout our primary eight-state market to Internet service providers that enable the customers of the Internet service providers to connect to their providers by dialing a local number. To acquire these services, our customers interconnect to our network either by colocating their communications equipment within one of our facilities or by purchasing our broadband transport services to connect their remote equipment with our equipment. To provide the local dial tone to their customers, our Internet service provider customers generally purchase primary rate interface, or PRI, circuits from us that are the functional equivalent of approximately 23 local telephone lines. In connection with our provision of the local dial tone, we generate revenues from sales of PRIs to the Internet service providers and from reciprocal compensation we receive from BellSouth and other carriers that provide the local services to the customers of the Internet service providers. Of the $15.0 million in local interconnection revenues we generated in 2003, approximately $3.4 million represented reciprocal compensation revenues. The balance of these local interconnection revenues were generated by PRI circuits sold to the Internet service providers. We currently anticipate that our quarterly local interconnection revenues during 2004 will remain generally consistent with the local interconnection revenues generated during the fourth quarter of 2003. We expect limited pricing pressures for these services to be offset by an increase in the amount of PRI circuits we sell to Internet service providers.

We sell nationwide directory assistance services to other communications providers. These communications providers route directory assistance requests of their own customers to one or both of our operator services centers that are located on our regional fiber optic network. These communications providers typically purchase our broadband transport services to interconnect with our operator services centers. We have recently begun to provide enhanced assistance services such as movie listings, stock quotes, weather information, horoscopes and yellow pages. We also provide these enhanced services on a nationwide basis. We have experienced continued growth in revenues from our operator and directory assistance services over the last several years. We expect this trend to continue during 2004.

We do not expect our other wholesale revenues, which we derive from the sale of limited amounts of switched termination services for other communications companies, to increase significantly or to provide a significant portion of our total revenues during 2004. We have continued to rationalize this portion of our business by raising prices, limiting the amount of capital we invest in this business, and removing commission incentives related to sales of these services.

We have entered into various fiber swap and other asset swap agreements, which we treat as like-kind exchanges. As a result, these transactions have had no impact on our consolidated balance sheets or consolidated statement of operations.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premise equipment. We refer to these services as our “equipment sales and related services.” Revenues from these services represented approximately 9% of our total operating revenues for the year ended December 31, 2003 and are primarily generated from sales to our integrated communications services customers.

No single customer represented over 10% of our total operating revenues for 2003, 2002 or 2001.

Operating Expenses. Our principal operating expenses consist of cost of services, selling, operations and administration expense, and depreciation and amortization. As we expand our revenue base and offer new services, we expect our cost of services to increase. We have been successful reducing our selling, operations and administration expense through our various restructurings, which have had a favorable impact on our operating results. As a result of the revaluation of our property, plant and equipment and intangible assets, and the cancellation of our public notes as part of our reorganization consummated in October 2002, our depreciation and amortization expense decreased significantly in 2003. We expect to experience more favorable operating results as we benefit from our restructurings, our reorganization and operating efficiencies we expect will result from our acquisition of BTI.

Cost of Services. We currently provide our integrated communications services by using our network and facilities and by reselling the services of other telephone companies. Cost of services related to our integrated communications services consists primarily of access charges and local facility charges that we are required to pay to other telephone companies when we use a portion of their network or facilities in providing services to our customers, as well as charges that we are required to pay to other telephone companies when they originate, terminate or transport messages sent by our customers. Cost of services related to our integrated communications services also include costs of third-party contract personnel, direct labor costs and manufacturers’ service contracts.

The provision of local services over our network generally reduces the amounts we would otherwise be required to pay to other telephone companies to use their networks and facilities in order to provide local services. As a result, our cost of providing local services as a percentage of our operating revenues decreased from 1997 through 2001 as we increased the percentage of local services we provided over our network. However, during 2002, as some of our Internet service provider customers canceled our provision of local interconnection services, the percentage of access lines that we provide over our network decreased and our cost of providing local services as a percentage of our operating revenues increased slightly. This trend continued in 2003 as a result of increased off-network sales to small business and residential customers. As of December 31, 2003, approximately 60% of the end-user and local interconnection access lines we had in service were provided over our own network and facilities, compared to approximately 69% at December 31, 2002 and 81% at December 31, 2001.

As a result of the decrease in the percentage of access lines that we provide, our cost of providing local services as a percentage of our operating revenues has continued to increase slightly. We believe that we will not experience significant increases in the future because we expect that our acquisition of BTI will enable us to increase the percentage of access lines we provide over our network by transitioning the previously-provided off-network lines of each company onto our combined owned network. We also believe that we will not experience significant increases in the future because our off-network sales to the smaller business and residential customers we target generally generate higher gross margins than the off-network services we have historically provided, primarily as a result of favorable wholesale pricing we have obtained for these off-network services from other telephone companies. The term and volume discounts we negotiated in early 2002 regarding the purchase from the local telephone companies of network elements that we do not own, but use to provide local services, contributed to decreases in our cost of providing these off-network services.

Although we continue to expect that our cost of providing these off-network services generally will remain higher than our costs of providing local services over our network, we have been able to achieve additional reductions in cost in 2002 and 2003 through additional colocations with other network providers. These additional colocations have provided us with the advantage of unbundled network element pricing compared to special access tariff costs in eight markets. Our acquisition of BTI has significantly increased the capacity and geographic reach of our network and enhanced our colocation and switching capacity. We have identified and are seeking to eliminate a significant amount of redundant fixed network costs during 2004. We expect that the elimination of these costs also will have a positive impact on our consolidated gross margins. In March 2004, a federal court of appeals vacated and remanded portions of the FCC’s August 2003 order that were beneficial to us and upheld other portions that would increase our costs of doing business, including our costs of providing services to customers using the UNE-P platform. We cannot predict whether the ruling will be appealed, the results of any such appeal or the FCC remand proceedings, or more generally the ultimate implications of the ruling on our business. If prices of the network elements that we use to provide our services increase as a result of the implemenation of the March 2004 ruling or any future consideration of this issue by the FCC, our cost of providing local exchange service could increase significantly.

We expect that, as we provide local service to more customers using our network, our cost of providing local service as a percentage of our operating revenues will decrease. We expect that the percentage of access lines that we provide over our network will continue to increase. Any resulting improvement in our cost of providing local service as a percentage of our operating revenues may be offset by any increase in the number of lines we sell to smaller businesses or residential customers using the networks of other providers.

Our cost of services also includes charges for labor and inventory sold related to our sale, installation and repair of telephone systems and related equipment.

Cost of services related to our broadband transport services includes substantially all fixed costs attributable to the following:

•	the leasing of fiber under long-term operating leases;

•	the leasing of capacity outside our owned network, which we refer to as “off-net capacity,” to meet customer requirements for network capacity; and

•	network costs associated with the provision of signaling system 7 services, which allow us to monitor the status of lines and circuits on the network, alert us to events occurring on the network and transmit routing and destination signals over the network.

The cost of services related to local interconnection services is represented by the network requirements of these services that we cannot provide over our owned network. The cost of services related to our directory assistance revenues is primarily represented by the cost of the listing and enhanced data, which we purchase from a third party primarily at variable rates. Because our wholesale services generally have significantly lower costs of services compared to our integrated communications and other services, our consolidated gross margin, as a percentage of our operating revenues, will be adversely affected if the percentage of our operating revenues provided by our wholesale services continues to decline.

Selling, Operations and Administration Expense. Selling, operations and administration expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration. Although some components of our selling, operations and administration expense increased in 2003, including expenses related to our acquisition of BTI, the initiation of our GrapeVine services offering, increased resources to support the growth of our operator services and directory assistance businesses, and increased infrastructure for our internal audit and compliance functions, our overall selling, operations and administration expense decreased in 2003 compared to 2002 as a result of our 2001 and 2002 restructuring efforts. We believe that our integration efforts related to the acquisition of BTI will produce cost savings that will offset selected infrastructure investments and will result in a decrease in selling, operations and administration expense as a percentage of our operating revenues in 2004.

Depreciation and Amortization. Depreciation and amortization expense includes depreciation of our communications network and equipment and, through December 31, 2001, amortization of goodwill and other intangible assets related to acquisitions. In September 2001, we wrote off all of the goodwill we recorded as a result of acquisitions we completed in 1999 and 2000. As part of our reorganization and the adoption of fresh start reporting, we reduced the value of our property, plant and equipment and intangible assets by approximately $228.2 million. As a result, we incurred a significant decrease in our depreciation and amortization expense in 2003 compared to 2002. We expect that our depreciation and amortization expense will increase significantly in 2004 as a result of our acquisition of BTI. For more information about the effects of our reorganization efforts on our depreciation and amortization expense, see notes 4, 5, 10 and 14 to our audited consolidated financial statements included elsewhere in this report.

EBITDA Presentation. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Our management considers this measure to be an important supplemental indicator of our performance, particularly as compared to the performance of our competitors, because it eliminates many differences among companies in financial, capitalization and tax structures, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, our management believes that EBITDA provides important supplemental information to investors regarding the operating performance of ITC^DeltaCom and facilitates comparisons by investors between the operating performance of ITC^DeltaCom and the operating performance of its competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA is not a measurement of financial performance under generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies. As a result, EBITDA should not be considered an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of performance.

Historical Information About Our Business

The following table presents historical information about our operating revenues, and the telephone access lines we installed for and sold to our customers who purchase our integrated communications services and our wholesale services.

	Year Ended December 31,
	2001	2002	2003
	(dollars in thousands)
Integrated communications services revenues(1)	$201,948	$242,239	$320,675

Equipment sales and related services revenues	40,962	36,041	41,023

Wholesale services revenues:
Broadband transport	89,168	78,172	66,958
Local interconnection	56,601	39,617	14,955
Directory assistance and operator services	5,866	6,389	9,141
Other	20,794	16,008	8,814

Total wholesale services revenues(1)(2)	172,429	140,186	99,868

Total operating revenues	$415,339	$418,466	$461,566

Access line information(3):
Integrated communications services lines installed	136,761	169,980	368,863
Wholesales services lines installed(4)	141,904	50,531	68,770

Total lines installed	278,665	220,511	437,633

Lines installed/sold percentage:
Integrated communications services customers	95%	96%	97%
Wholesale services customers	92%	92%	97%

(1)	Excludes $1.5 million related to a prior-period interconnection agreement settlement in the year ended December 31, 2001.
(2)	Excludes a non-recurring fee of $3.5 million received by us in April 2002 for the early termination of a wholesale customer contract.
(3)	Reported net of lines disconnected or canceled. Excludes lines installed in connection with sales of our GrapeVine offering.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.

Historical Results of Operations of ITC^DeltaCom

2003 Compared to 2002

The following comparison of our operating results is materially affected by our acquisition in October 2003 of BTI, whose results are included in our 2003 operating results from October 1, 2003, and our October 2002 reorganization under Chapter 11 of the United States bankruptcy code. Because of the significance of the BTI acquisition and our reorganization, our operating results for these periods are not directly comparable.

Operating Revenues. Total operating revenues for 2003 increased $43.1 million, or 10%, to $461.6 million from total operating revenues of $418.5 million for 2002. Operating revenues from integrated communications services increased $78.5 million, or 32%, to $320.7 million from $242.2 million in 2002, primarily because of the inclusion of BTI’s results in the fourth quarter of 2003. Excluding BTI’s results, operating revenues from integrated communications services increased $30.3 million, or 13%, from $242.2 million in 2002. Operating revenues from wholesale services decreased $40.3 million, or 29%, to $99.9 million from $140.2 million in 2002. The decrease was offset in part by revenues of $5.6 million attributable to BTI’s sales of wholesale services in the fourth quarter of 2003. Operating revenues from equipment sales and related services increased $5.0 million, or 14%, to $41.0 million from $36.0 million in 2002. The following factors also contributed to the changes in total operating revenues:

•	decreases in local interconnection revenues of $24.7 million, which resulted from a decrease in reciprocal compensation minutes of 28% for 2003, by the cancellation of lines by some customers and by rate decreases for these wholesale services on July 1, 2002 and July 1, 2003 that were mandated by the FCC;

•	decreases in sales of broadband transport services of $8.5 million, which resulted primarily from the cancellation of these services by some customers; and

•	decreases in wholesale sales of switched and data services to other communications companies of $7.2 million, which resulted from the cancellation of services by some customers and by our reduced focus on selling these lower margin wholesale services.

The effects of the foregoing decreases were partially offset by the following factors:

•	increases of $51.0 million in revenues from sales of local exchange services, which included an increase of $26.1 million in revenues from sales of local services to residential customers and small business customers;

•	increases of $10.5 million in revenues from sales of retail data services, which primarily reflected increased sales of bundled product offerings; and

•	increases in equipment sales and related services of $5.0 million.

The foregoing increases in equipment sales and related services were primarily attributable to non-recurring revenues, some of which we have begun to de-emphasize due to low gross margins. One of these businesses was our integrated technology solutions business, through which we resold computer servers, routers and other related equipment and provided professional services related to the installation and maintenance of that equipment. This business generated net losses in 2002 and 2003, a gross margin of approximately $3 million on revenues of approximately $25 million in 2002 and a gross margin of approximately $2.5 million on revenues of approximately $22.7 million in 2003. Due to these operating losses and low gross margins as a percentage of revenues, and to focus on our core businesses, we discontinued this business effective October 2003. The 26 employees associated with this business, and certain agreements relating to our provision of integrated technology solutions products or services, have been transferred to another company for nominal consideration. As a result of this transaction, we did not incur any severance or employee-related expenses in connection with the discontinuation of this business.

We expect continued revenue growth in 2004 in our local exchange, enhanced data and Internet access services, especially through our T-1-based products for business customers and our bundled products for residential customers. We do not expect significant growth in the remaining non-recurring sales of telephone systems, software and related equipment from the current level of approximately $4.5 million to $5.0 million per quarter. The rate of decline in the revenues from sales of broadband transport services continued during 2003. We expect to see continued revenue pressure on our broadband transport services during 2004, even though the rate of revenue decline for these services has begun to decrease in recent months. Our revenues from sales of local dial tone services to Internet service providers increased significantly during the last half of 2003, and we expect that trend to continue in 2004.

Cost of Services. Total cost of services of $230.8 million, or 50% of total operating revenues, for 2003 represented an increase of $35.9 million from total cost of services of $194.9 million, or 47% of total operating revenues, for 2002. The increase in total cost of services for 2003 was largely attributable to our acquisition of BTI in the fourth quarter of 2003, to an increase of $3.8 million in costs associated with non-recurring equipment sales and the provision of related professional services, and to an increase of $2.0 million in costs associated with GrapeVine sales. Excluding cost of services and revenues attributable to BTI’s operations, total cost of services of $200.7 million, or 50% of total operating revenues, for 2003 represented an increase of $5.8 million from total cost of services of $194.9 million, or 47% of total operating revenues, for 2002.

The increase in our cost of services as a percentage of revenues for 2003 primarily resulted from our acquisition of BTI, reduced revenues from sales of our local interconnection services to Internet service providers, which generally result in higher profit margins, and increased revenues from sales of equipment and related services by our discontinued integrated technology services business unit. As a result of our decision to consolidate and integrate the ITC^DeltaCom and BTI networks and to de-emphasize lower margin, non-recurring sales, we expect cost of services as a percentage of revenue attributable to our integrated communications services to decrease and revenue from equipment sales and related services to decrease. As a result, we expect our total cost of services as a percentage of total operating revenues to decrease in 2004.

We anticipate that the integration activities related to consolidation and integration of the ITC^DeltaCom and BTI networks will generate considerable reductions for cost of services in absolute expenses and as a percentage of our operating revenues. We expect to realize savings in cost of services by optimizing our switches and network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased long-haul facilities to our combined fiber optic network.

Selling, Operations and Administration Expense. Selling, operations and administration expense increased $10.4 million from $163.6 million, or 39% of total operating revenues, for 2002 to $174.0 million, or 38% of total operating revenues, for 2003. The increase in selling, operations and administration expense was primarily attributable to our acquisition of BTI in the fourth quarter of 2003, additional expense related to our residential consumer services initiative and additional professional services fees incurred in connection with a legal proceeding. The increases attributable to these factors were partially offset by a decrease in sales and other personnel costs and related expenses we experienced in 2003 before our acquisition of BTI due to a reduction in our number of employees. These reductions resulted primarily from our reorganization in October 2002 and from our other restructurings. We expect that the expenses associated with the legal proceeding will decrease and that the expenses associated with our residential consumer services initiative also will decrease as a percentage of total operating revenues as that service offering continues to mature. We expect a decline in selling, operations and administration expense beginning in the first quarter of 2004 from integration activities related to the BTI acquisition that will further reduce personnel, facilities and insurance costs. Excluding selling, operations and administration expense and revenues attributable to BTI’s operations, selling, operations and administration expense decreased $11.0 million from $163.6 million, or 39% of total operating revenue, for 2002 to $152.6 million, or 37% of total operating revenues, for 2003.

Depreciation and Amortization. Depreciation and amortization expense decreased $51.3 million from $114.7 million for 2002 to $63.4 million for 2003. The decrease resulted primarily from the revaluation of our assets as a result of our reorganization in October 2002. The revaluation resulted in a write-down of $198.8 million of property, plant and equipment and of $29.4 million of intangibles, including goodwill, and was partially offset by increased depreciation expense resulting from the property and equipment we acquired as part of our acquisition of BTI. As a result of our acquisition of BTI, we expect our depreciation and amortization expense to be significantly higher in 2004 than in 2003. Excluding depreciation and amortization expense attributable to BTI, depreciation and amortization expense decreased $56.4 million from $114.7 million for 2002 to $58.3 million for 2003.

Interest Expense. Interest expense decreased $22.1 million from $38.0 million for 2002 to $15.9 million for 2003. The decrease was primarily attributable to our elimination of $515 million principal amount of indebtedness as a result of our reorganization consummated in October 2002. The effect of this debt reduction was partially offset by interest expense we incurred since October 6, 2003 as a result of our assumption of $111.3 million of additional indebtedness in connection with our acquisition of BTI. Excluding interest expense attributable to BTI, interest expense decreased $23.0 million from $38.0 million for 2002 to $15.0 million for 2003.

EBITDA. EBITDA represents net loss before interest, taxes, depreciation and amortization. The following table presents EBITDA amounts for the years ended December 31, 2003 and 2002. The table also sets forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2002	2003
	(in thousands)
Net loss	$(31,962)	$(24,339)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	114,698	63,393
Interest expense, net of interest income	37,489	15,573

EBITDA	$120,225	$54,627

The decrease in EBITDA was primarily attributable to the following factors:

•	a net gain from cancellation of indebtedness and reorganization costs of $60.8 million in 2002 compared to no net gain from these items in 2003;

•	an increase of $10.4 million in selling, operations and administration expense in 2003; and

•	merger-related expenses of $2.1 million we incurred in 2003 in connection with our acquisition of BTI.

The effects of the foregoing EBITDA decrease were offset in part by an increase in integrated communications services revenues of $78.4 million.

The following table sets forth EBITDA for the year ended December 31, 2003, excluding the results of BTI since the acquisition date. The table also sets forth the quantitative reconciliation of the differences between such EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles.

Year Ended December 31, 2003
(in thousands)
Net loss	$(19,718)
Add back non-EBITDA items included in net income:
Depreciation and amortization	58,281
Interest expense, net of interest income	14,660

EBITDA	$53,223

2002 Compared to 2001

Operating Revenues. Total operating revenues increased $3.2 million, or 0.8%, from $415.3 million for 2001 to $418.5 million for 2002.

Operating revenues from our integrated communications services for 2002 increased $3.2 million, or 1%, to $418.5 million from $415.3 million for 2001. The changes in our integrated communications services operating revenues were primarily attributable to the following factors:

•	an increase in revenues from our end-user customers generated by our local services of $25.0 million, primarily as a result of an increase of $21.4 million in our offering of local exchange telephone services to end-users, which reflected an increase of 37% in the average number of installed local lines over 2001; and

•	an increase of $8.4 million in revenues generated by our Internet access services, which represented an increase of 73% over 2001.

Although the average rate per minute of use we received for our long distance service in 2002 decreased from 2001, our revenues from this service increased, as we experienced a continued increase in the number of minutes used.

Operating revenues from our wholesale services for 2002 decreased $32.2 million, or 19%, to $140.2 million from $172.4 million for 2001. Our wholesale services revenues for 2002 included a one-time net benefit of $3.5 million received by us in April 2002 for the early termination of a wholesale customer contract. Our wholesale services revenues for 2001 included a one-time net benefit of $1.5 million related to an interconnection agreement settlement. Excluding these one-time benefits, our wholesale services revenues decreased $34.2 million, or 20%, in 2002. The decrease in these revenues was primarily attributable to a decrease in the average rate we generate for our broadband transport services of 34.5% in 2002 and from service cancellations by some customers. The decrease in average rates resulted principally from price reductions for our broadband transport services and the shifting of traffic by some broadband transport customers from our network to unused portions of their own networks. The decrease in wholesale services revenues also was attributable to a decrease of $13.3 million in revenues generated by our provision of local dial-up service to Internet service providers, which resulted primarily from a decrease of 36% in the average number of installed lines over 2001, excluding $3.5 million we received in April 2002 for the early termination of a wholesale customer contract.

Our wholesale revenues generated by our local interconnection services in 2002 were negatively affected by the cancellation of approximately 26,300 access lines by a large Internet service provider customer as well as the cancellation of access lines by other Internet service provider customers.

Operating revenues from equipment sales and related services for 2002 decreased $4.9 million, or 12%, to $36.0 million from $40.9 million for 2001.

Cost of Services. Total cost of services of $194.9 million, or 46.6% of total operating revenues, for 2002 represented an increase of $8.8 million over total cost of services of $186.1 million, or 44.8% of total operating revenues, for 2001. This increase was primarily attributable to an increase of $9.0 million, or 13.5%, in the facilities-based costs we incurred to support our local service offerings, which resulted from an increase in the average number of installed lines. These costs were partially offset by decreases in our purchase of local resale and other services, in a reduction in our use of networks of other providers and a decrease in the demand for our wholesale services.

Selling, Operations and Administration Expense. During 2002, we undertook a broad-based initiative to reduce our selling, operations and administration expense. Total selling, operations and administration expense decreased $25.1 million from $188.7 million, or 45.4% of total operating revenues, for 2001 to $163.6 million, or 39.1% of total operating revenues, for 2002. This decrease was primarily attributable to a decrease in personnel and occupancy expenses resulting from a reduction in the number of employees and the closing of some facilities as part of our restructuring efforts implemented in September 2001 and April and September 2002. This decrease was offset in part by an increase in operator services personnel and in taxes and licensing expenses related to our wholesale services offerings.

Depreciation and Amortization. Total depreciation and amortization expense of $114.7 million for 2002 represented a decrease of $4.2 million from total depreciation and amortization expense of $118.9 million for 2001. This decrease resulted from a decrease in depreciation expense caused by a revaluation of our assets in connection with our reorganization consummated in October 2002. The revaluation resulted in a write-down of $198.8 million of property, plant and equipment and $29.4 million of intangibles, including goodwill. In addition, we ceased to amortize goodwill on January 1, 2002 in accordance with applicable accounting rules, while we amortized $5.1 million of goodwill in 2001.

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

EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following table presents EBITDA amounts for the years ended December 31, 2001 and 2002. The table also sets forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2001	2002
	(in thousands)
Net loss	$(211,931)	$(31,962)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	118,938	114,698
Interest expense, net of interest income	56,767	37,489

EBITDA	$(36,226)	$120,225

The increase in EBITDA was primarily attributable to the following factors:

•	an increase of $13.6 million in operating revenues, including revenues from a non-recurring contract termination fee and interconnection agreement settlement in 2002;

•	a net gain from cancellation of indebtedness and reorganization costs of $60.8 million in 2002 compared to no net gain from these items in 2001;

•	a decrease, excluding restructuring expenses, of $25.8 million in our selling, operations and administration expense in 2002;

•	a decrease of $11.1 million in cost of services in 2002; and

•	our incurrence in 2001 of $74.4 million in special charges, compared to no special charges in 2002.

The increase in EBITDA was offset in part by a decline in the revenues generated by our broadband transport services. The revenue decline resulted primarily from a reduction in rates charged to our customers due to industry overcapacity and from service cancellations by some customers.

Pro Forma Information About Our Combined Business

The following presents selected information concerning the unaudited pro forma combined operating results of ITC^DeltaCom for 2002 and 2003 that is intended to show what our operating results might have looked like if our acquisition of BTI had occurred on January 1, 2002. This information combines ITC^DeltaCom’s consolidated statement of operations data for the years ended December 31, 2002 and 2003 with BTI’s consolidated statements of operations data for the year ended December 31, 2002 and for the nine months ended September 30, 2003, excluding the following transactions:

•	an adjustment to amortization expense of $1.0 million for the year ended December 31, 2002 and $0.75 million for the nine months ended September 30, 2003;

•	the elimination of amortization of deferred financing costs of $1.7 million for the year ended December 31, 2002 and $1.3 million for the nine months ended September 30, 2003;

•	the elimination of depreciation on BTI’s property, plant and equipment and other assets of $15.0 million for the nine months ended September 30, 2003, assuming the asset impairment charge of $94.4 million had been recorded at January 1, 2003; and

•	the elimination of an asset impairment charge of $94.4 million to the BTI property, plant and equipment and other assets, which consisted principally of fiber network, switching infrastructure and capitalized line installation charges.

The following information is not necessarily indicative of the results that would have occurred if our acquisition of BTI had occurred on January 1, 2002 or of the results that the combined company may attain in the future.

The following tables present selected pro forma revenue information and other financial and operating data.

	Pro Forma Year Ended December 31,
	2002	2003
	(dollars in thousands)
Integrated communications services revenues	$454,030	$473,942

Equipment sales and related services revenues	36,041	41,023

Wholesale services revenues:
Broadband transport	101,604	82,156
Local interconnection	39,617	14,955
Directory assistance and operator services	6,389	9,141
Other	30,383	13,771

Total wholesale services revenues	177,993	120,023

Total operating revenues	$668,064	$634,988

Access line information(1):
Integrated communications services lines installed	335,559	368,863
Wholesale services lines installed(2)	50,531	68,770

Total lines installed	386,090	437,633

Lines installed/sold percentage:
Integrated communications services customers	97%	96%
Wholesale services customers	97%	92%

	Pro Forma Year Ended December 31, 2002	Percentage of Pro Forma 2002 Revenues	Pro Forma Year Ended December 31, 2003	Percentage of Pro Forma 2003 Revenues
	(dollars in thousands)
Operating revenues	$668,064	100%	$634,988	100%
Cost of services	339,709	51%	327,897	52%
Gross margin	328,355	49%	307,091	48%
Selling, operations and administration expense	269,960	40%	246,547	39%
Depreciation and amortization	134,681	20%	78,344	12%
Special charges	223	—	—	—
Merger-related expenses	—	—	9,461	1%
Total operating expenses	404,864	60%	334,352	52%

Operating loss	$(76,509)	(11)%	$(27,261)	(4)%

(1)	Reported net of lines disconnected or canceled. Excludes lines installed in connection with sales of our GrapeVine offering.

(2)	Represents primary rate interface circuits provided as part of local interconnection services for Internet service providers.

Pro Forma Results of Operations for 2003 Compared to Pro Forma Results of Operations for 2002

Pro Forma Operating Revenues. Total operating revenues decreased $33.1 million, or 5.0%, from $668.1 million for 2002 to $635.0 million for 2003.

Operating revenues from our integrated communications services increased $19.9 million, or 4.0%, from $454.0 million for 2002 to $473.9 million for 2003. The following factors contributed to the changes in our integrated communications services revenues:

•	a decrease of $13.4 million attributable to the sale of retail long distance services; and

•	an increase of $3.4 million attributable to the sale of enhanced data services.

We expect continued revenue growth in 2004 in our integrated communications services, especially from sales of our T-1-based products for business customers and our bundled products for residential customers.

Operating revenues from our wholesale services decreased $58.0 million, or 33.0%, from $178.0 million for 2002 to $120.0 million for 2003. The following factors contributed to the changes in our wholesale services revenues:

•	a decrease of $36.1 million attributable to the sale of wholesale transmission services and switched and data services to other communications companies; and

•	a decrease of $24.7 million attributable to the sale of local interconnection services.

Although the rate of decline in our revenues from sales of broadband transport services continued during 2003, we experienced significant increases in revenues from wholesale sales of local dial tone services to Internet service providers.

Operating revenues from our equipment sales and related services increased $5.0 million, or 14%, from $36.0 million for 2002 to $41.0 million for 2003. None of these operating revenues were generated by sales to customers of BTI.

No single customer represented over 10% of our total operating revenues for 2003.

Pro Forma Cost of Services. Total cost of services of $327.9 million, or 51.6% of total operating revenues, for 2003 represented a decrease of $11.8 million over total cost of services of $339.7 million, or 50.8% of total operating revenues, for 2002. The following factors contributed to the decrease in our cost of services:

•	a decrease in revenues attributable to the sale of local reciprocal compensation and primary rate interface services; and

•	a decrease in revenues attributable to the sale of transmission services to other communications companies.

The decrease in cost of services was partially offset by an increase in revenues and related cost of services attributable to the sale of integrated communications services.

Pro Forma Selling, Operations and Administration Expense. Selling, operations and administration expense decreased $23.4 million from $270.0 million, or 40.4% of operating revenues, for 2002 to $246.5 million, or 38.8% of operating revenues, for 2003. The decreases were primarily attributable to the integration cost savings initiatives and cost restructuring efforts implemented by BTI and ITC^DeltaCom in 2003. The cost reductions were partially offset by costs of $6.1 million we incurred in 2003 related to our GrapeVine residential consumer services initiative and additional professional services and legal fees.

Pro Forma Depreciation and Amortization. Depreciation and amortization expense of $78.3 million for 2003 represented a decrease of $56.3 million from depreciation and amortization expense of $134.7 million for 2002. In 2003, BTI recorded an asset impairment charge of $94.4 million to property, plant and equipment and other assets, which consisted principally of BTI’s fiber optic network, switching infrastructure and other intangible assets. Approximately $20.0 million of the reduction in depreciation and amortization expense for 2003 was attributable to this charge.

Pro Forma Interest Expense. Interest expense of $21.9 million for 2003 represented a decrease of $25.4 million from interest expense of $47.3 million for 2002, and was positively affected by our elimination of $515 million principal amount of indebtedness as a result of the reorganization we consummated in October 2002.

Pro Forma EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following table presents pro forma EBITDA amounts for the years ended December 31, 2003 and 2002. The table also sets forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles.

	Pro Forma Year Ended December 31,
	2002	2003
	(in thousands)
Net loss	$(63,805)	$(49,189)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	134,681	78,344
Interest expense, net of interest income	47,333	21,928

EBITDA	$118,209	$51,083

The decrease in pro forma EBITDA of $67.1 million for 2003 was primarily attributable to the following factors:

•	a net gain of $60.8 million from cancellation of indebtedness and reorganization items in 2002;

•	$9.5 million of merger-related expenses incurred in 2003; and

•	$6.1 million in selling, operations and administration expense related to the initiation of our GrapeVine offering in 2003.

Critical Accounting Policies, Estimates, Risks and Uncertainties

Our audited consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in note 2 to our audited consolidated financial statements included elsewhere in this report, the following policies may involve a higher degree of judgment and complexity.

The policies discussed below are not intended to constitute a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for us to judge their application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our audited consolidated financial statements and related notes appearing elsewhere in this report, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Revenue Recognition. We generate recurring or multi-year operating revenues, as well as non-recurring operating revenues. We recognize revenues in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB Nos. 101A and 101B. SAB No. 101 requires that the following four basic criteria must be satisfied before revenues can be recognized:

•	there is persuasive evidence that an arrangement exists;

•	delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.

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

We generate recurring revenues from our integrated communications services and our wholesale services. Revenues from these sources are recognized as services are provided. Advance billings or cash payments received in advance of services performed are recorded as deferred revenue.

We generate non-recurring revenues from our equipment sales and related services. Revenues from these sources are recognized upon installation or as services are performed. Non-recurring revenues such as the sale of telephone systems may be part of multiple element arrangements. We estimate the fair value of the separate elements of a multiple element arrangement and recognize revenues for any separate element that has been delivered only after all of the remaining separate elements of the multiple element arrangement have been delivered.

We recognize some revenues net as an agent versus gross as principal. We applied the guidance provided in Emerging Issues Task Force 99-19 to classify and record such amounts. We recorded revenues net as an agent of $16.3 million during 2001, $11.1 million during 2002 and $7.1 million during 2003. See note 2 to our audited consolidated financial statements included elsewhere in this report for additional information regarding revenues we recognize net as an agent.

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts based on specifically identified amounts that we believe are uncollectible. We also use estimates based on our aged receivables to determine an additional allowance for bad debts. These estimates are based on our historical collection experience, current trends, credit policy and a percentage of our revenue. To determine these percentages, we review historical write-offs of our receivables, although our history is relatively limited. We also review current trends in the credit quality of our customer base, as well as changes in the credit policies. The following table identifies the amounts we had reserved as of the dates indicated.

	December 31,
	2001	2002	2003
Total reserves	$5,689,000	$7,344,000	$7,070,000

In accordance with generally accepted accounting principles, we have accounted for our acquisition of BTI under the purchase method of accounting. The purchase method of accounting has required us to record the accounts receivable of BTI net of the allowance for doubtful accounts that BTI had recorded for its accounts receivable. As of September 30, 2003, BTI’s gross accounts receivable were $27.2 million and its allowance for doubtful accounts were $2.6 million, which represented net accounts receivable of $24.6 million. If reflected separately, our total reserves as of December 31, 2003 would have been $9.7 million.

We have attempted to reserve for expected losses based on the foregoing factors and believe our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be materially affected as the composition of our receivables changes over time. We continuously review and refine the estimation process to take account of these changes, but we cannot guarantee that we will be able to estimate accurately credit losses on our receivables.

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill when events or changes in circumstances indicate that we may not be able to recover the carrying value of the identifiable intangibles, long-lived assets or related goodwill. We make our assessments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Factors we consider important and that could trigger an impairment review include the following:

•	significant underperformance of our assets relative to expected historical or projected future operating results;

•	significant changes in the manner in which we use our assets or in our overall business strategy;

•	significant negative industry or economic trends;

•	a significant decline in our common stock price for a sustained period; and

•	our market capitalization relative to net book value.

When we determine that we may not be able to recover the carrying value of intangibles, long-lived assets or goodwill based upon the existence of one or more of the foregoing indicia of impairment, we measure impairment based on an estimate of fair value. We may base these estimates on the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model, or on other methods. Net intangible assets, long-lived assets and goodwill amounted to $25.5 million as of December 31, 2002 and $61.2 million as of December 31, 2003.

We wrote down some of our long-lived assets and goodwill because we determined impairment existed during 2002. We recognized losses in connection with the write-downs of $223,000 during 2002. As part of our adoption of fresh start reporting on October 30, 2002, we revalued substantially all property, plant and equipment to its estimated fair value, which became our new cost basis. In accordance with fresh start accounting principles, we recorded a reorganization charge of $228.2 million to adjust the historical carrying value of our assets and liabilities to fair market value. Of this charge, we wrote down our property, plant and equipment by $198.8 million. See notes 10 and 14 to our audited consolidated financial statements included elsewhere in this report for additional information regarding these write-downs. We cannot assure you that we will not make other write-downs in subsequent periods.

As a result of our reorganization, all goodwill recorded on our audited consolidated balance sheets was written off as of the October 29, 2002 effective date of our reorganization. Before this write-off and effective on January 1, 2002, we accounted for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” As a result of our adoption of SFAS No. 142, we ceased to amortize approximately $59.7 million of goodwill that we had recorded as of December 31, 2001. We had recorded approximately $2.0 million of amortization on these amounts during 2001 and would have recorded approximately $2.0 million of amortization in 2002. In lieu of amortization, we performed an initial impairment review of our goodwill in 2002. We completed the transitional test as of January 1, 2002 and determined that goodwill was not impaired.

Liquidity and Capital Resources

Overview. Our liquidity needs and capital resources have changed significantly since we initiated a restructuring in 2001, which culminated in the consummation of our plan of reorganization under Chapter 11 of the United States bankruptcy code in October 2002. Until 2002, although we generally experienced positive cash flow from operations, we required significant infusions of funds from capital market transactions and credit facility borrowings to finance a substantial portion of our investing and financing activities. To achieve our business plan, we obtained significant external financing for capital expenditures and working capital requirements, including the repayment of indebtedness and the funding of operating losses. During 2002, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. In large part to address our liquidity constraints in 2002, we significantly reduced our capital expenditures and implemented other cost-cutting measures.

We filed for reorganization under Chapter 11 of the United States bankruptcy code in June 2002 because we believed our existing sources of liquidity were insufficient to support the growth of our business and to satisfy our debt service requirements. Our plan of reorganization resulted in the elimination of $515 million principal amount of our indebtedness through the cancellation of all of our outstanding senior notes and convertible subordinated notes and the issuance of common stock in our reorganized company to the former holders of those notes. Our liquidity position was further strengthened by our receipt of $30 million of gross proceeds from the sale of our Series A preferred stock in connection with the plan of reorganization. The significant decrease in our interest expense resulting from our indebtedness reduction, together with our strategic and operational reorganization, enabled us to achieve positive operating free cash flow over the last quarter of 2002 and the first nine months of 2003. Operating free cash flow represents net cash provided by operating activities less capital expenditures.

In connection with our acquisition of BTI in October 2003, we assumed total BTI indebtedness of approximately $111.3 million. Immediately before the acquisition, some of the Welsh Carson securityholders purchased a total of 350,000 shares of a new issue of our Series B preferred stock for a total purchase price of $35 million. Of the purchase price, approximately $27.5 million was paid in cash and approximately $7.5 million was paid by the surrender for cancellation of approximately $7.5 million principal amount of promissory notes of BTI owing to such Welsh Carson securityholders.

As of December 31, 2003, we had approximately $301.8 million of total long-term indebtedness, including current portion, and capital leases, which had an overall weighted average interest rate of 6.5%, excluding deferred financing costs and costs of interest rate swaps.

Our credit facilities contain operating covenants that limit our ability to incur secured and unsecured indebtedness, pay dividends, sell assets, make investments and engage in mergers and consolidations, which could restrict our ability to pursue business initiatives or acquisition transactions. These facilities also contain financial covenants that require us to meet specified financial tests or maintain specified financial ratios. Our ability to make scheduled payments under our credit facilities and other indebtedness, and to continue to comply with our financial and operating covenants, will depend primarily on our success in generating substantial operating cash flow and realizing the cost savings we anticipate will result from our acquisition of BTI. Failure to meet any of the covenants could cause an event of default under, and accelerate payment of, some or all of our indebtedness, which would have a material adverse effect on us.

Sources and Uses of Cash. During 2003, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. Cash provided by (used in) operating activities was $39.8 million in 2003, $19.8 million in 2002, including the effects of approximately $13.2 million of payments for items related to our reorganization, and $(10.5) million in 2001. Changes in working capital were $(946,000) in 2003, $9.6 million in 2002 and $2.8 million in 2001.

•	The change in 2003 was primarily attributable to a decrease in accrued liabilities, accrued compensation and inventory, the effect of which was partially offset by an increase in prepaid expenses and accounts payable. Our acquisition of BTI had a minimal adverse effect on our operating cash flow.

•

The change in 2002 was primarily attributable to a decrease in accounts receivable and other current assets and an increase in accrued interest, the effects of which were partially offset by a decrease in accounts payable and unearned revenue. The decrease in unearned revenue resulted primarily from a decrease in reciprocal compensation attributable to BellSouth from $17.6 million for 2002 to $10.3 million for 2003.

•	The change in 2001 was primarily attributable to a decrease in accounts receivable and other current assets and an increase in accrued compensation and other accrued liabilities, the effects of which were partially offset by a decrease in accounts payable, accrued interest and unearned revenue. The decrease in unearned revenue resulted primarily from a decrease in the amount prepaid by BellSouth for reciprocal compensation from $24.0 million for 2001 to $17.6 million for 2002.

Cash used for investing activities was $51.9 million for 2003, $34.7 million in 2002 and $154.8 million in 2001. The cash used in these periods was primarily applied to fund capital expenditures. Of the cash used in 2003, we applied $4.9 million to fund costs related to our acquisition of BTI.

We made capital expenditures of $45.2 million in 2003, $34.7 million in 2002 and $162.0 million in 2001.

•	Of the $45.2 million of capital expenditures in 2003, $29.4 million related to our integrated communications, equipment sales and related services businesses and $15.8 million related to our wholesale services business. Approximately $11.6 million of the wholesale services capital expenditures were related to the payment we made to Southern Telecom, Inc. in November 2003 to settle legal proceedings related to a portion of our rights-of-way.

•	Of the $34.7 million of capital expenditures in 2002, $30.3 million related to our integrated communications, equipment sales and related services businesses and $4.4 million related to our wholesale services business.

•	Of the $162.0 million of capital expenditures in 2001, $117.7 million related to our integrated communications, equipment sales and related services businesses and $44.3 million related to our wholesale services business.

Cash provided by financing activities was $31.6 million in 2003, $4.4 million in 2002 and $65.2 million in 2001.

•	Cash provided by financing activities in 2003 consisted primarily of proceeds of $27.5 million, net of issuance costs and the repayment of $7.5 million of notes payable, from the October 2003 issuance of our Series B preferred stock, reduced by repayments of long-term debt, capital lease obligations and other indebtedness and by the reclassification to unrestricted cash of $18.5 million of restricted cash in connection with the settlement in November 2003 of our legal proceeding involving Southern Telecom.

•	Cash provided by financing activities in 2002 consisted primarily of proceeds of $29.6 million, net of issuance costs, from the October 2002 issuance of our Series A preferred stock, including the related common stock and common stock warrants, reduced by cash restricted for a contingency of $18.5 million related to our subsequently-settled legal proceeding involving Southern Telecom and repayments of other long-term debt and capital lease obligations of $6.6 million.

•	Cash provided by financing activities in 2001 consisted primarily of proceeds of $67.2 million, net of issuance costs, from the issuance of our subsequently-canceled Series B preferred stock and proceeds of $1.3 million from the exercise of options to purchase common stock, reduced by a net repayment of other long-term debt and capital lease obligations of $2.4 million.

In previous years, we experienced higher demands on working capital in the first quarter due to the timing of annual expense payments. We expect this requirement to continue in 2004 and will use working capital to fund first quarter payments of $6.0 million related to prior-year property tax assessments, accrued bonuses and prepayment of annual network maintenance contracts. We also expect to make approximately $10.0 million of non-recurring payments in the first quarter of 2004 related to our acquisition of BTI. Of these non-recurring payments, we expect to apply approximately $6.0 million for integration-related capital expenditures and $4.0 million for accrued severance, retention, lease termination and advisory services payments. In addition, we expect to make additional payments related to our acquisition of BTI after the first quarter of 2004, including expected capital expenditures of approximately $4.0 million in the second quarter of 2004 and approximately $2.0 million in the second half of 2004. We also expect to make additional payments related to our acquisition of BTI that are not capital expenditures after the first quarter of 2004, but we expect that these payments will be significantly less than the non-capital expenditure payments we expect to make during the first quarter of 2004. As a result of the foregoing, we expect our consolidated cash balances to decline during the first two quarters of the year and begin to increase during the second half of the year as our integration-related payments decrease and we increasingly realize the effects of our cost savings efforts related to the BTI acquisition.

Cash Requirements. We have various contractual obligations and commercial commitments. We do not have off-balance sheet financing arrangements other than our operating leases.

The following table sets forth, as of December 31, 2003, our contractual obligations and commercial commitments, which consist primarily of long-term debt, capital lease obligations and operating leases (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$265,234	1,912	197,041	66,281	—
Capital lease obligations	36,536	11,676	24,860	—	—
Operating leases	77,504	19,988	37,082	13,676	6,758
Purchase obligations	3,834	3,834	—	—	—
Other long-term liabilities	17,427	4,355	8,557	3,103	1,142

Totals	$400,535	41,765	267,540	83,060	8,170

Other long-term liabilities in the foregoing table consist of accrued restructuring costs. See note 6 to our audited consolidated financial statements included elsewhere in this report for additional information regarding our debt, capital lease obligations and operating leases.

As of December 31, 2003, we had entered into agreements with vendors to purchase approximately $3.8 million of property, plant and equipment and services in 2004 related primarily to the improvement and installation of communications facilities and information technology equipment and services. In 2003, we made net capital expenditures of approximately $45.2 million, primarily for the addition of communications equipment in connection with our integrated communications services, and for infrastructure enhancements. We currently estimate that our aggregate capital requirements for 2004 will total approximately $54.4 million, including our $3.8 million in commitments as of December 31, 2003. Of these requirements, we currently plan that $42.0 million will consist of capital expenditures, including an estimated $12.0 million of capital we expect to invest in BTI integration activities. We expect that the remainder of our planned capital expenditures in 2004 will be used primarily for the following:

•	continued addition of communications equipment in connection with our integrated communications services; and

•	infrastructure enhancements, principally for information systems.

Over the next several years, we currently anticipate that we will not experience significant changes in the aggregate amount of our total capital expenditures or in the proportionate amount that we will apply for network and facilities maintenance and for the type of success-based investments that we believe will enable us to acquire additional customers within the markets covered by our existing network and generate increased operating revenues. The actual amount and timing of our capital requirements may differ materially from the foregoing estimates as a result of regulatory, technological, economic and competitive developments, including market developments and new opportunities, or in the event we decide to make additional acquisitions or enter into joint ventures or strategic alliances.

Until May 6, 2005, we will have the right to require some of the Welsh Carson securityholders to purchase from time to time up to 150,000 additional shares of Series B preferred stock for an aggregate cash purchase price of up to $15.0 million. The obligation of the Welsh Carson securityholders to purchase these shares of Series B preferred stock is subject to the following conditions, among others:

•	we must deliver our purchase notice on or before January 6, 2005;

•	we must have unrestricted cash of less than $20.0 million at the end of the calendar month immediately preceding delivery of the purchase notice;

•	our proposed use for the proceeds of the sale of the Series B preferred stock must be a permitted expenditure, as described below; and

•	we must not be in material breach of any of our material obligations under the certificate of designation of the Series B preferred stock or our governance agreement with the Welsh Carson securityholders, Campbell B. Lanier, III and Larry F. Williams.

We may apply the proceeds of any such post-closing sale of Series B preferred stock only for expenditures for the cost of services, selling, operations and administration expense, capital expenditures not to exceed $65 million in any 12-month period following October 6, 2003 (other than capital expenditures incurred in connection with a business combination transaction), payment of contingencies and other purposes which could reasonably be expected to be incurred by us in connection with our ongoing activities in the ordinary course. As of the date of this report, we do not anticipate that we will be able to exercise our right to make any such post-closing sales of Series B preferred stock, because we do not expect to have less than $20.0 million in unrestricted cash before our right expires.

We believe that cash on hand and cash flow we expect from operations will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements for at least the next 12 months. Thereafter, significant capital expenditures may be required to provide increased capacity to meet expected growth in the demand for our services. We currently expect that we will fund our future capital expenditures primarily from operations. We may determine, however, that it is necessary or desirable to obtain financing for such expenditures through additional debt financing or the issuance of equity securities. There can be no assurance as to whether, or as to the terms on which, we will be able to obtain such debt or equity financing.

We will be required through June 30, 2006 to repay an increasing amount of our $184 million of outstanding borrowings under our senior credit facility and thereafter through June 30, 2008 to repay an increasing amount of our $55.7 million of outstanding borrowings under our junior credit facility. We are actively seeking to refinance all or a substantial portion of our credit facility debt with new debt with the goals of obtaining more favorable pricing terms, less restrictive covenants and extended maturities. We may not be able to secure any new financing on the terms we seek.

Effects of New Accounting Standards

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of specified tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. We implemented this statement, as required by SOP 90-7, as part of our fresh start reporting upon completion of our bankruptcy proceedings, with no material impact on our audited consolidated financial statements.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, an amendment of FASB Statement No. 13, and Technical Corrections,” was issued in April 2002. This statement, among other things, significantly limits the instances in which the extinguishment of debt can be treated as an extraordinary item in the statement of operations. This statement also requires reclassification of all prior period extraordinary items related to the extinguishment of debt. We implemented this statement, as required by SOP 90-7, as part of our adoption of fresh start reporting upon completion of our bankruptcy proceedings, with no material impact on our audited consolidated financial statements.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred, rather than at the date of a commitment to an exit or disposal plan. We implemented this statement, as required by SOP 90-7, as part of our adoption of fresh start reporting upon completion of our bankruptcy proceedings, with no material impact on our audited consolidated financial statements.

SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure” was issued in December 2002. This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation.” The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Also, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We continue to apply Accounting Principles Board Opinion No. 25 recognition and measurement principles and have complied with the new disclosure requirements of this statement.

Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002 and clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN No. 45 did not have any impact on our financial position or results of operations.

FIN No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.” FIN No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN No. 46 are applicable no later than July 1, 2003. We have not identified any variable interest entities and do not expect FIN No. 46 to have any effect on our consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 amends certain other existing pronouncements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities to which the provisions of SFAS No. 150 must be applied in the first fiscal period beginning after December 15, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $239.6 million of borrowings outstanding under our senior credit and junior credit facilities as of December 31, 2003. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $239.6 million of our outstanding borrowings under the senior credit and junior credit facilities accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $239.6 million of variable-rate debt at December 31, 2003 would result in a fluctuation of approximately $2.4 million in our annual interest expense.

Item 8.    Financial Statements and Supplementary Data.

Our consolidated financial statements listed in Item 15 are filed as part of this report and appear on pages F-2 through F-43.

Item	9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On August 5, 2002, we received a letter from the SEC advising us that Arthur Andersen LLP, our former independent accountants, had informed the SEC that it was unable to perform future audit services for us because of the publicly announced wind-down of Arthur Andersen’s business. The SEC advised us in its letter that, as a result of this notification, Arthur Andersen’s relationship with us had been effectively terminated. As of August 5, 2002, Arthur Andersen had not resigned or declined to stand for re-election as our independent accountants, nor had our board of directors or audit committee dismissed Arthur Andersen.

On September 6, 2002, we engaged BDO Seidman, LLP to succeed Arthur Andersen as our independent accountants. The decision to engage BDO Seidman was approved by a duly constituted committee of our board of directors and by the bankruptcy court.

Arthur Andersen’s reports on our audited consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999 were unqualified, but the report for the fiscal year ended December 31, 2001 stated that our ability to continue as a going concern was uncertain. Except to the extent described in the preceding sentence, none of these reports contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our consolidated financial statements for the fiscal years ended December 31, 2001, 2000 and 1999, and during fiscal year 2002 prior to the termination of Arthur Andersen’s relationship with us, we had no disagreements with Arthur Andersen on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused Arthur Andersen to make reference to the subject matter of such disagreements in connection with its report on our consolidated financial statements for such periods.

Item 9A.    Controls and Procedures.

Our management, with the participation of our Chairman and Chief Executive Officer, who is our principal executive officer, and our Senior Vice President-Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Chairman and Chief Executive Officer and Senior Vice President-Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ITC^DeltaCom, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the fourth fiscal quarter of 2003, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The table below shows information about our directors and executive officers as of February 20, 2004:

Name	Age	Positions with Company
Larry F. Williams	61	Chairman, Chief Executive Officer and Director
John W. Braukman, III	50	Chief Operating Officer
Andrew M. Walker	62	President, Business Services
Douglas A. Shumate	38	Senior Vice President-Chief Financial Officer
J. Thomas Mullis	60	Senior Vice President-Legal and Regulatory, General Counsel and Secretary
Sara L. Plunkett	54	Vice President-Finance
John Almeida, Jr.	33	Director
Donald W. Burton	60	Director
John J. DeLucca	60	Director
Campbell B. Lanier, III	53	Director
R. Gerald McCarley	65	Director
Thomas E. McInerney	62	Director
Anthony J. de Nicola	39	Director
Sanjay Swani	37	Director
Robert C. Taylor, Jr.	44	Director
William B. Timmerman	57	Director

Larry F. Williams has served as our Chairman and Chief Executive Officer since July 2001. From September 2000 to January 2002, Mr. Williams acted as a consultant to telecommunications companies. From December 1994 to September 2000, Mr. Williams served as Chief Executive Officer of AAPT Ltd., a publicly traded telecommunications carrier in Australia. From January 1992 to December 1994, he served as Chief Financial Officer and Chief Operating Officer of AAPT Ltd. and as a Vice President of MCI Communications Corporation. Mr. Williams served as Executive Vice President, Vice President and Chief Financial Officer of Telecom*USA (SouthernNet) from October 1987 to August 1990, when that company was acquired by MCI Communications Corporation. From August 1990 to January 1992, Mr. Williams served as Vice President of Finance and Administration of MCI Communications, Southern division. From November 1980 to October 1987, Mr. Williams served as Vice President, Treasurer and Chief Financial Officer of John H. Harland Co.

John W. Braukman, III has served as our Chief Operating Officer since October 2003. Mr. Braukman served as Chief Financial Officer of BTI from January 2002 until October 2003, and as BTI’s Chief Operating Officer since July 2002. Previously, from March 2000 to December 2001, Mr. Braukman served as Executive Vice President and Chief Financial Officer of Rhythms NetConnections, Inc., a broadband provider. Rhythms NetConnections filed for reorganization under Chapter 11 of the United States bankruptcy code in August 2001. Prior to his service with Rhythms NetConnections, Mr. Braukman served as a senior finance officer at a variety of General Electric businesses, including as Senior Vice President and Chief Financial Officer of G.E. Capital Information Technology Solutions from August 1998 to March 2000. Mr. Braukman also served as Chief Financial Officer of General Electric’s Italian operation, Nuovo Pignone, a worldwide-diversified business, and of General Electric’s Transportation Systems business.

Andrew M. Walker has served as our President, Business Services since October 2003, our Chief Operating Officer from July 2001 to October 2003, our President from April 2000 to October 2003 and our Vice Chairman from April 1998 through July 2001. From March 1997 to July 2001, Mr. Walker served as our Chief Executive Officer. He served as President and Chief Executive Officer of the managing partners of Interstate FiberNet and Gulf States FiberNet, predecessors to Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC^DeltaCom, from November 1994 until March 1997, and as Chief Executive Officer and President of KNOLOGY

Broadband, Inc., a broadband telecommunications company and wholly-owned subsidiary of KNOLOGY, Inc., a provider of cable television, local and long distance telephone and high-speed Internet access services, from July 1996 to February 1997.

Douglas A. Shumate has served as our Senior Vice President-Chief Financial Officer since March 1997. He served as Chief Financial Officer of the managing partners of Interstate FiberNet and Gulf States FiberNet from January 1995 until March 1997. From May 1991 to January 1995, Mr. Shumate served as Vice President-Finance and Chief Financial Officer of Interstate Telephone Company, a local telephone service provider and wholly-owned subsidiary of ITC Holding Company, Inc., an investor in and operator of service businesses in the southeastern United States. From December 1986 through April 1991, Mr. Shumate was employed as a C.P.A. at the accounting firm of Arthur Andersen LLP.

J. Thomas Mullis has served as our Senior Vice President-Legal and Regulatory, General Counsel and Secretary since March 1997. Mr. Mullis served as General Counsel and Secretary of DeltaCom, Inc., the predecessor of ITC^DeltaCom Communications, Inc. that was a provider of long distance telecommunications services, from May 1985 to March 1997 and as Executive Vice President of DeltaCom from January 1994 to November 1996. From November 1996 to March 1997, he also served as Senior Vice President of DeltaCom. From January 1990 to December 1993, Mr. Mullis was President, General Counsel and Secretary of Southern Interexchange Services, Inc., a switched services carrier, and Southern Interexchange Facilities, Inc., a private line carriers’ carrier.

Sara L. Plunkett has served as our Vice President-Finance since March 1997. She also served as our Treasurer from March 1997 through March 2000. Ms. Plunkett served as Vice President-Finance of DeltaCom, Inc. from October 1996 until March 1997. From May 1989 through October 1996, she served as Chief Financial Officer of DeltaCom.

John Almeida, Jr., has served on our board of directors since October 2003. Mr. Almeida joined Welsh, Carson, Anderson & Stowe, a private equity firm, in 1999 and currently is a General Partner with that firm. Prior to joining Welsh, Carson, Anderson & Stowe, Mr. Almeida worked at Lehman Brothers in the investment banking department from 1997 to 1999 and at the private equity firm Westbury Capital Partners from 1995 to 1997. Mr. Almeida served as a director of BTI from 2001 to 2003. Mr. Almeida also serves as a director of various private companies.

Donald W. Burton has served on our board of directors since 1997. Mr. Burton has served as the Managing General Partner of South Atlantic Venture Funds, a venture capital partnership, since 1983 and as the General Partner of The Burton Partnerships, which invest in public and private businesses, since 1979. Since 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton also serves as a trustee of the Merrill Lynch Cluster A group of mutual funds, as a director of KNOLOGY, Inc., and as a director of various private companies. Mr. Burton served as a director of ITC Holding Company, Inc., which was an investor in and operator of service businesses in the southeastern United States, prior to its sale in May 2003.

John J. DeLucca has served on our board of directors since October 2002. Mr. DeLucca has served as Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, since May 2003. Mr. DeLucca previously served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty Inc., a manufacturer and marketer of personal fragrances, from 1999 to February 2002 and as Senior Vice President and Treasurer of RJR Nabisco Inc., an international consumer products company, from 1993 to 1998. Mr. DeLucca also has served, among other positions, as Managing Director and Chief Financial Officer of Hascoe Associates, President and Chief Financial Officer of the Lexington Group, and Senior Vice President-Finance and Managing Director of The Trump Group. Mr. DeLucca currently serves as a director of Enzo Biochem, Inc., British Energy PLC and various private companies.

Campbell B. Lanier, III has served on our board of directors since 1997 and as Vice Chairman since July 2001. Mr. Lanier also served as our Chairman from March 1997 through July 2001. Mr. Lanier served as

Chairman of the Board and Chief Executive Officer of ITC Holding Company, Inc. or its predecessor company from its inception in 1985 through May 2003. Mr. Lanier serves as Chairman of KNOLOGY, Inc., as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership and as a director of various private companies.

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

Thomas E. McInerney has served on our board of directors since October 2003. Mr. McInerney has been a General Partner of Welsh, Carson, Anderson & Stowe since 1986 and is a Managing Member or General Partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, Mr. McInerney co-founded and served as President and Chief Executive Officer of Dama Telecommunications Corp., a communications services company. Prior to co-founding Dama Telecommunications, Mr. McInerney worked in the financial services area at Automatic Data Processing, Inc. and was previously with the American Stock Exchange. Mr. McInerney served as a director of BTI from 2001 to 2003 and is currently a director of The BISYS Group, Centennial Communications Corporation, Savvis Communications Corporation and various private companies.

Anthony J. de Nicola has served on our board of directors since October 2003. Mr. de Nicola has been a General Partner of Welsh, Carson, Anderson & Stowe since 1994 and is a Managing Member or General Partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, he worked for William Blair & Company for four years in the merchant banking area and for Goldman Sachs & Co, a global financial services firm, in the mergers and acquisitions department. Mr. de Nicola is a director of Centennial Communications Corp., Alliance Data Systems Corporation and various private companies.

Sanjay Swani has served on our board of directors since October 2003. Mr. Swani joined Welsh, Carson, Anderson & Stowe in 1999 and has been a General Partner of that firm since 2001. Mr. Swani is a Managing Member or General Partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. From 1998 to 1999, Mr. Swani was a Principal at Fox Paine & Company, a San Francisco-based buyout firm. From 1994 to 1998, he served with Morgan Stanley & Co., a global financial services firm, in the mergers and acquisitions and debt capital markets areas. Mr. Swani served as a director of BTI from 2001 to 2003 and is currently a director of BancTec, Inc. and various private companies.

Robert C. Taylor, Jr. has served on our board of directors since October 2002. Mr. Taylor has served as the Chairman and a director of Focal Communications Corporation, a national communications provider of local phone and data services, since its founding in 1996. Mr. Taylor also served as the Chief Executive Officer of Focal Communications from 1996 until May 2002 and is that company’s co-founder. Focal Communications filed for reorganization under Chapter 11 of the United States bankruptcy code in December 2002. Mr. Taylor is a Senior Advisor to Chanin Capital Partners, an investment banking firm, and is also a member of the Board of Directors of the Information Technology Association of America. Mr. Taylor previously served as Chairman and as Executive Vice Chairman of the Association for Local Telecommunications Services, an organization representing facilities-based competitive local exchange carriers, and as a member of the Network Reliability and Interoperability Council. Mr. Taylor also previously served as a director of iPlan Networks, a competitive local exchange carrier based in Argentina, and Madison River Communications, a rural telephone company. Mr. Taylor has held positions with MFS Communications Company, Inc., most recently as Vice President of Global Accounts. Prior to joining MFS Communications in 1994, Mr. Taylor was one of the original senior executives at McLeodUSA Incorporated. Mr. Taylor has also held management positions with MCI Communications Corporation and Ameritech Corp.

William B. Timmerman has served on our board of directors since 1997. Mr. Timmerman has served as Chairman, Chief Executive Officer and President of SCANA Corporation, a diversified utility company, since March 1997. Mr. Timmerman also serves as a director of Liberty Corporation, a broadcasting company, and served as a director of ITC Holding Company or its predecessor company from 1996 through May 2003.

All of our directors and executive officers, other than Messrs. Almeida, Braukman, DeLucca, McInerney, de Nicola, Swani and Taylor, served in their current positions with us before we filed for protection from creditors under Chapter 11 of the United States bankruptcy code on June 25, 2002.

Other information responsive to this Item 10 is incorporated herein by reference to ITC^DeltaCom’s definitive proxy statement for the 2004 annual meeting of stockholders, which will be filed with the SEC within 120 days after December 31, 2003.

Item 11.	Executive Compensation.

Information responsive to this Item 11 is incorporated herein by reference to ITC^DeltaCom’s definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed with the SEC within 120 days after December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item 12 is incorporated herein by reference to ITC^DeltaCom’s definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed with the SEC within 120 days after December 31, 2003.

Item 13.	Certain Relationships and Related Transactions.

Information responsive to this Item 13 is incorporated herein by reference to ITC^DeltaCom’s definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed with the SEC within 120 days after December 31, 2003.

Item 14.	Principal Accountant Fees and Services.

Information responsive to this Item 14 is incorporated herein by reference to ITC^DeltaCom’s definitive proxy statement for its 2004 annual meeting of stockholders, which will be filed with the SEC within 120 days after December 31, 2003.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of ITC^DeltaCom appear on pages F-2 through F-43 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Certified Public Accountants

Report of Independent Public Accountants

Consolidated Balance Sheets:

ITC^DeltaCom—December 31, 2003

ITC^DeltaCom—December 31, 2002

Consolidated Statements of Operations:

ITC^DeltaCom—for the year ended December 31, 2003

Successor ITC^DeltaCom—for the period from October 30, 2002 to December 31, 2002

Predecessor ITC^DeltaCom—for the period from January 1, 2002 to October 29, 2002

Predecessor ITC^DeltaCom—for the year ended December 31, 2001

Consolidated Statements of Stockholders’ Equity (Deficit):

ITC^DeltaCom—for the year ended December 31, 2003

Successor ITC^DeltaCom—for the period from October 30, 2002 to December 31, 2002

Predecessor ITC^DeltaCom—for the period from January 1, 2002 to October 29, 2002

Predecessor ITC^DeltaCom—for the year ended December 31, 2001

Consolidated Statements of Cash Flows:

ITC^DeltaCom—for the year ended December 31, 2003

Successor ITC^DeltaCom—for the period from October 30, 2002 to December 31, 2002

Predecessor ITC^DeltaCom—for the period from January 1, 2002 to October 29, 2002

Predecessor ITC^DeltaCom—for the year ended December 31, 2001

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto on pages S-1 through S-3:

Report of Independent Public Accountants as to Schedule.

Schedule II–Valuation and Qualification Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the SEC either have been included in the consolidated financial statements of ITC^DeltaCom or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either filed with this Form 10-K or are incorporated herein by reference. Our Securities Exchange Act file number is 0-23253.

Exhibit Number	Exhibit Description

2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”), and incorporated herein by reference.

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC/\DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.3	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.4	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference.

4.5	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to the 2004 Form S-3 and incorporated herein by reference.

4.6	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.7	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Agreement, dated January 14, 1997, between DeltaCom, Inc. and SCANA Communications, Inc. for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to the 1997 Form S-4 and incorporated herein by reference.

10.3.1	Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as Exhibit 10.94 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683) (the “1997 Form S-1”), and incorporated herein by reference.

10.3.2	First Amendment to Sale and Purchase Agreement, dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC^DeltaCom, Filed as Exhibit 10.95 to the 1997 Form S-1 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.4	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.5.1	Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.49.1 to the 2000 Form 10-K and incorporated herein by reference.

10.5.2	First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.2 to the 2000 Form 10-K and incorporated herein by reference.

10.5.3	Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.3 to the 2000 Form 10-K and incorporated herein by reference.

10.6	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

+10.7.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 333-41723) and incorporated herein by reference.

10.7.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

++*10.7.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc.

10.8.1	Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the “Master Lease Agreement”). Filed as Exhibit 10.47.1 to the 2000 Form 10-K and incorporated herein by reference.

10.8.2	Form of Equipment Schedule to the Master Lease Agreement. Filed as Exhibit 10.47.2 to the 2000 Form 10-K and incorporated herein by reference.

10.8.3	Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC Capital Corporation. Filed as Exhibit 10.47.3 to the 2000 Form 10-K and incorporated herein by reference.

10.8.4	Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2001 and incorporated herein by reference.

10.8.5	Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.37.5 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.8.6	Amendment to the Schedules and the Leases, dated as of October 29, 2002, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors. Filed as Exhibit 99.4 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on November 1, 2002, and incorporated herein by reference.

*10.8.7	Second Amendment to the Schedules and the Leases, dated as of October 6, 2003, among Interstate FiberNet, Inc., ITC^DeltaCom Communications, Inc., NTFC Capital Corporation and General Electric Capital Corporation.

10.9.1	Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc., as Lessee (the “GECC Master Lease Agreement”). Filed as Exhibit 10.42.1 to the 2001 Form 10-K and incorporated herein by reference.

10.9.2	Form of Equipment Schedule to the GECC Master Lease Agreement. Filed as Exhibit 10.42.2 to the 2001 Form 10-K and incorporated herein by reference.

+10.10.1	Purchase and License Agreement, Contract No. ITC2003PLA, dated June 23, 2003, between Nortel Networks Inc. and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc. (the “Purchase and License Agreement”). Filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2003 (the “August 2003 Form 10-Q”) and incorporated herein by reference.

10.10.2	Amendment No. 1 to the Purchase and License Agreement. Filed as Exhibit 10.1.2 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.3	Commitment Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.3 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.4	Optical Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.4 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.5	Switching Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.5 to the August 2003 Form 10-Q and incorporated herein by reference.

10.10.6	Technical Information Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.6 to the August 2003 Form 10-Q and incorporated herein by reference.

10.11.1	Second Amended and Restated Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc. as Borrower, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Lenders named therein, as Lender Parties, and Wells Fargo Bank Minnesota, National Association, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

*10.11.2	Second Amended and Restated Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to Wells Fargo Bank Minnesota, National Association, as Collateral Agent.

10.11.3	Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders on the signature pages thereof, and General Electric Capital Corporation, as administrative agent and collateral agent. Filed as Exhibit 10.5 to the October 21, 2003 Form 8-K and incorporated herein by reference.

*10.11.4	Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to General Electric Capital Corporation, as Collateral Agent.

Exhibit Number	Exhibit Description

*10.11.5	Intercreditor and Subordination Agreement, dated as of October 6, 2003, by and among the First Lien Agent, the First Lien Lenders, the Second Lien Agent, the Second Lien Lenders and the Loan Parties (as defined therein).

10.12.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among ITC^DeltaCom, Inc., 8DBC1 Corp., BTI Telecom Corp. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 2.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.12.2	Governance Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Larry F. Williams, Campbell B. Lanier, III and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc., SCANA Corporation, Campbell B. Lanier, III and the other Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.15.1	Purchase Agreement, dated as of August 22, 2002, as amended, among ITC^DeltaCom, Inc., the several Purchasers named therein and ITC Holding Company, Inc. Filed as Exhibit 10.29.1 to the 2002 Form 10-K and incorporated herein by reference.

10.15.2	Purchase Agreement, dated as of August 22, 2002, as amended, between ITC^DeltaCom, Inc. and SCANA Corporation. Filed as Exhibit 10.29.2 to the 2002 Form 10-K and incorporated herein by reference.

10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “December 2003 Form S-8”) and incorporated herein by reference.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

*10.17	Description of ITC^DeltaCom, Inc. Bonus Plan.

10.18	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to the 1997 Form S-1 and incorporated herein by reference.

*10.19	Letter Agreement, dated as of October 27, 2003, between Larry F. Williams and ITC^DeltaCom, Inc.

10.20.1	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Larry F. Williams. Filed as Exhibit 10.30.1 to the 2002 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.20.2	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Andrew M. Walker. Filed as Exhibit 10.30.2 to the 2002 Form 10-K and incorporated herein by reference.

10.20.3	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Douglas A. Shumate. Filed as Exhibit 10.30.3 to the 2002 Form 10-K and incorporated herein by reference.

10.20.4	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.30.4 to the 2002 Form 10-K and incorporated herein by reference.

10.20.5	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Steven D. Moses. Filed as Exhibit 10.30.5 to the 2002 Form 10-K and incorporated herein by reference.

10.20.6	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Thomas P. Schroeder. Filed as Exhibit 10.30.7 to the 2002 Form 10-K and incorporated herein by reference.

*10.20.7	Executive Employment and Retention Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and John W. Braukman, III.

10.21	Deferred Compensation Agreement between ITC^DeltaCom, Inc. and Gerald McCarley. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2003 and incorporated herein by reference.

*21.1	Subsidiaries of ITC^DeltaCom, Inc.

*23.1	Consent of BDO Seidman, LLP.

+++23.2	Consent of Arthur Andersen LLP.

*31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been furnished separately to the Secretary of the Securities and Exchange Commission without such text pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act.
+++	The Registrant’s consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 included in this report have been audited by Arthur Andersen LLP, as stated in their report dated February 15, 2002. After reasonable efforts, the Registrant has been unable to obtain Arthur Andersen’s consent to the incorporation by reference into its Registration Statements on Form S-3 (File No. 333-101537), Form S-8 (File No. 333-101007), Form S-8 (File No. 333-49034), Form S-8 (File No. 333-62773) and Form S-8 (File No. 333-111329) of Arthur Andersen’s report with respect to these financial statements. Under these circumstances, Rule 437a under the Securities Act permits the Registrant to file such registration statements without a written consent from Arthur Andersen. The absence of such consent may limit recovery by investors on certain claims. In particular, and without limitation, investors will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of material fact contained, or any omissions to state a material fact required to be stated, in those audited financial statements. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen’s provision of auditing and other services to the Registrant) may be limited as a practical matter as a result of Arthur Andersen’s financial condition or other matters relating to the various civil and criminal lawsuits relating to Arthur Andersen.

(b) Reports on Form 8-K.

ITC^DeltaCom filed or furnished the following Current Reports of Form 8-K during the fourth quarter of 2003:

Filing Date of Report	Item Reported

October 7, 2003	Item 5 (acquisition of BTI Telecom Corp.)

October 21, 2003	Item 1 (acquisition of additional voting securities by affiliates of Welsh, Carson, Anderson & Stowe)

Item 2 (closing of acquisition of BTI Telecom Corp.)

Item 5 (information about BTI Telecom Corp. and acquisition transaction)

Item 7 (historical financial statements of BTI Telecom Corp. and pro forma financial information relating to acquisition of BTI Telecom Corp.)

November 14, 2003	Item 12 (financial and operating results for quarter and nine months ended September 30, 2003)

December 9, 2003	Item 5 (settlement of litigation)

December 30, 2003	Item 5 (pro forma financial information relating to acquisition of BTI Telecom Corp.)

Item 7 (unaudited financial statements of BTI Telecom Corp. for nine months ended September 30, 2002 and 2003)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of ITC^DeltaCom, Inc.:

We have audited the accompanying consolidated balance sheets of ITC DeltaCom, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2003, the period from October 30, 2002 through December 31, 2002 (Successor Company) and the period from January 1, 2002 through October 29, 2002 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31 2001 were audited by auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 15, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14—Chapter 11 Bankruptcy Proceedings in the Notes to Consolidated Financial Statements, the Predecessor Company emerged from bankruptcy on October 29, 2002, pursuant to a Plan of Reorganization confirmed by the Bankruptcy Court by order dated October 17, 2002. Accordingly, the accompanying financial statements of the Successor Company have been prepared in conformity with fresh start accounting provisions of the AICPA’s Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, issued November 19, 1990. In accordance with the requirements of SOP 90-7, the Successor Company has been accounted for as a new entity with assets, liabilities and a capital structure having carrying values not comparable with any prior periods of the Predecessor Company.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC DeltaCom, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for the year ended December 31, 2003, the period from October 30 through December 31, 2002 (Successor Company) and the period from January 1, 2002 through October 29, 2002 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting standards in Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002.

As discussed above, the financial statements of ITC^DeltaCom, Inc. and subsidiaries as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, we also audited the adjustments reflected in the transitional disclosures required by SFAS No. 142. In our opinion, all such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company, other than with respect to such adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 financial statements taken as a whole.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Atlanta, Georgia February 20, 2004

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS INCORPORATION BY REFERENCE INTO ITC^DELTACOM, INC.’S PREVIOUSLY FILED REGISTRATION STATEMENTS; THEREFORE, AN INVESTOR’S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ITC^DeltaCom, Inc.:

We have audited the accompanying consolidated balance sheets of ITC^DELTACOM, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements (pages F-3 – F-31) referred to above present fairly, in all material respects, the financial position of ITC^DeltaCom, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has limited access to additional capital, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts, or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 15, 2002

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,099	$30,554
Restricted cash (Note 6)	1,639	9,285
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $7,070 and $7,344 in 2003 and 2002, respectively	75,882	48,157
Affiliates (Note 13)	188	3,375
Inventory	3,261	4,572
Prepaid expenses and other	10,175	3,542

Total current assets	141,244	99,485

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $69,244 and $8,470 in 2003 and 2002, respectively (Note 4)	539,676	417,144

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $2,967 and $427 in 2003 and 2002, respectively. (Note 5)	61,246	25,453
Restricted cash (Note 6)	—	9,250
Other long-term assets	2,887	2,188

Total other long-term assets	64,133	36,891

Total assets	$745,053	$553,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$65,350	$34,622
Construction	6,678	2,004
Accrued interest	1,518	598
Accrued compensation	5,981	6,671
Unearned revenue (Note 2)	21,683	15,736
Other accrued liabilities	28,925	19,173
Current portion of other long-term liabilities (Note 6)	4,355	3,250
Current portion of long-term debt and capital lease obligations (Note 6)	13,588	2,703

Total current liabilities	148,078	84,757

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 6)	13,072	7,325
Long-term debt and capital lease obligations (Note 6)	288,183	199,668

Total long-term liabilities	301,255	206,993

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 8):
Par value $0.01; 665,000 shares designated Series A in 2002; 322,828 shares issued and outstanding in 2003; entitled to redemption value of $100 per share, plus accrued and unpaid dividends	27,365	24,525
Par value $0.01; 1,200,000 shares designated Series B in 2003; 350,000 shares issued and outstanding in 2003; entitled to redemption value of $100 per share, plus accrued and unpaid dividends	27,642	—

Total convertible redeemable preferred stock	55,007	24,525

COMMITMENTS AND CONTINGENCIES (Notes 1,6 and 11)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 350,000,000 shares authorized; 51,848,300 shares issued and outstanding in 2003 (Note 9).	518	447
Additional paid-in capital	264,763	237,886
Warrants outstanding (Note 8)	6,892	2,122
Accumulated Deficit	(31,460)	(3,210)

Total stockholders’ equity	240,713	237,245

Total liabilities and stockholders’ equity	$745,053	$553,520

The accompanying notes are an integral part of these consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Successor		Predecessor
	Year Ended December 31, 2003	October 30, 2002 to December 31, 2002	January 1, 2002 to October 29, 2002	Year Ended December 31, 2001
OPERATING REVENUES:
Integrated communications services revenues	$320,675	$41,898	$200,341	$201,948
Equipment sales and related services revenues	41,023	5,585	30,456	40,962
Wholesale services revenues	99,868	18,086	122,100	172,429

TOTAL OPERATING REVENUES	$461,566	$65,569	$352,897	$415,339

COST OF SERVICES (exclusive of items shown separately below)	230,844	30,021	164,920	186,121
INVENTORY WRITE-DOWN	—	—	—	1,663

GROSS MARGIN	230,722	35,548	187,977	227,555

OPERATING EXPENSES:
Selling, operations and administration	173,954	27,108	136,472	188,712
Depreciation and amortization	63,393	9,002	105,696	118,938
Merger-related expenses (Note 3)	2,141	—	—	—
Special charges (Note 10)	—	—	223	74,437

Total operating expenses	239,488	36,110	242,391	382,087

OPERATING LOSS	(8,766)	(562)	(54,414)	(154,532)

OTHER (EXPENSE) INCOME:
Interest expense, net of amounts capitalized	(15,917)	(2,350)	(35,704)	(58,833)
Interest income	344	216	349	2,066
Other expense	—	—	(289)	(632)

Total other expense, net	(15,573)	(2,134)	(35,644)	(57,399)

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(24,339)	(2,696)	(90,058)	(211,931)
REORGANIZATION ITEMS (Note 14)	—	—	60,792	—

LOSS BEFORE INCOME TAXES	(24,339)	(2,696)	(29,266)	(211,931)
INCOME TAXES	—	—	—	—

NET LOSS	(24,339)	(2,696)	(29,266)	(211,931)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(3,912)	(514)	(4,210)	(3,713)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(28,251)	$(3,210)	$(33,476)	$(215,644)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(0.61)	$(0.07)	$(0.54)	$(3.46)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9)	46,551,648	44,750,000	62,364,768	62,292,085

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Warrants Outstanding	Deficit	Total Stockholders’ Paid In (Deficit)
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2001	1,480,771	$15	62,364,768	$624	$356,839	$11,441	$(390,849)	$(21,930)
Accretion of differences between carrying value and redemption value of Series B preferred stock. Stock dividends declared and accrued on	—	—	—	—	—	—	(1,417)	(1,417)
Series B preferred stock	—	—	—	—	—	—	(2,793)	(2,793)
Cancellation of old preferred and common stock and warrants pursuant to the Plan (Note 14).	(1,480,771)	(15)	(62,364,768)	(624)	(356,839)	(11,441)	—	(368,919)
Issuance of new common stock pursuant to the Plan (Note 14).	—	—	43,750,000	437	234,002	—	—	234,439
Issuance of new common stock and warrants pursuant to issuance of new Series A preferred stock (Note 14).	—	—	1,000,000	10	3,000	2,122	—	5,132
Net loss	—	—	—	—	—	—	(29,266)	(29,266)
Elimination of deficit upon adoption of Fresh Start Reporting (Note 14).	—	—	—	—	—	—	424,325	424,325

BALANCE, October 29, 2002.	—	—	44,750,000	447	237,002	2,122	—	239,571
Common stock units issued.	—	—	—	—	884	—	—	884
Accretion of differences between carrying value and redemption value of new Series A preferred stock (Note 8)	—	—	—	—	—	—	(93)	(93)
Stock dividends declared and accrued on new Series A Preferred stock	—	—	—	—	—	—	(421)	(421)
Net loss	—	—	—	—	—	—	(2,696)	(2,696)

BALANCE, December 31, 2002	—	—	44,750,000	447	237,886	2,122	(3,210)	237,245
Common stock issued employees	—	—	98,300	1	250	—	—	251
Deferred compensation	—	—	—	—	1,147	—	—	1,147
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 8)	—	—	—	—	—	—	(745)	(745)
Stock dividends declared and accrued on Series A and Series B preferred stock	—	—	—	—	—	—	(3,166)	(3,166)
Issuance of common stock and warrants related to merger (Note 3)	—	—	7,000,000	70	25,480	4,770	—	30,320
Net loss	—	—	—	—	—	—	(24,339)	(24,339)

BALANCE, December 31, 2003	—	$—	51,848,300	$518	$264,763	$6,892	$(31,460)	$240,713

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended December 31, 2003	October 30, 2002 to December 31, 2002	January 1, 2002 to October 29, 2002	Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,339)	$(2,696)	$(29,266)	$(211,931)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities (excluding the effects of acquisitions):
Depreciation and amortization	63,393	9,002	105,696	118,938
Amortization of bond issuance costs	577	95	1,659	2,341
Special charges and other	—	—	—	77,301
Reorganization items (Note 14)	—	—	(74,318)	—
Stock based compensation	1,147	—	—	—
Changes in current operating assets and liabilities:
Accounts receivable, net	60	6,536	7,727	9,351
Other current assets	(411)	1,136	1,252	2,452
Accounts payable	5,954	(2,891)	(1,377)	(2,332)
Accrued interest	107	(621)	15,522	(3,776)
Unearned revenue	(496)	(4,524)	(15,591)	(7,659)
Accrued compensation and other accrued liabilities	(6,160)	1,179	1,276	4,791

Total adjustments	64,171	9,912	41,846	201,407

Net cash provided by (used in) operating activities	39,832	7,216	12,580	(10,524)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(49,829)	(5,325)	(25,202)	(134,770)
Change in accounts payable-construction	4,673	409	(4,582)	(27,195)
Change in restricted cash, net	(1,639)	—	—	6,982
Payment for acquisitions, net of cash received (Note 3)	(4,859)	—	—	—
Other	(227)	—	4	185

Net cash used in investing activities	(51,881)	(4,916)	(29,780)	(154,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other long-term debt and capital lease obligations	(14,395)	(1,976)	(4,625)	(2,368)
Proceeds from issuance of Series B preferred stock and common stock warrants, net of issuance costs	27,454	—	—	67,208
Proceeds from issuance of new Series A preferred stock, common stock and common stock warrants, net of issuance costs	—	—	29,554	—
Cash from issuance of new Series A preferred stock, restricted for contingencies (Note 6)	—	—	(18,535)	—
Use of restricted cash (Note 6)	18,535	—	—	—
Proceeds from exercise of common stock options	—	—	—	1,275
Retirement of common stock	—	—	—	(175)
Other	—	(1)	(6)	(715)

Net cash (used in) provided by financing activities	31,594	(1,977)	6,388	65,225

CHANGE IN CASH AND CASH EQUIVALENTS	19,545	323	(10,812)	(100,097)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	30,554	30,231	41,043	141,140

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$50,099	$30,554	$30,231	$41,043

	Successor		Predecessor
	Year Ended December 31, 2003	October 30, 2002 to December 31, 2002	January 1, 2002 to October 29, 2002	Year Ended December 31, 2001
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amount capitalized)	$14,842	$2,876	$18,525	$65,063
Cash paid (refunds received) for income taxes, net	—	$(1)	$(190)	$3
Cash paid for reorganization items	—	$2,939	$10,247	—
NONCASH TRANSACTIONS:
Network equipment and property rights acquired under capital lease obligations	—	—	—	$12,751
Network equipment acquired under other long-term liabilities	—	$10,575	—	—
Preferred stock dividends and accretion	$3,912	$514	$4,210	$3,713
Acquisitions:
Issuance of common stock and warrants	$30,320	—	—	—

The accompanying notes are an integral part of these consolidated statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data telecommunications services, including local exchange, long distance, enhanced data, Internet, colocation and managed services, and sells customer premise equipment to the Company’s end-user customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic and selectively sells to other telecommunications providers on a wholesale basis.

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh start reporting effective on October 30, 2002 (Note 14), the financial information presented in the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from October 30, 2002 to December 31, 2002 is not comparable in certain respects to the financial results for prior periods. The presentation of financial information of the “Predecessor Company” represents the Company’s financial information for the specified periods prior to the Company’s adoption of fresh start reporting. The presentation of financial information of the “Successor Company” represents the Company’s financial information for the specified periods following the Company’s adoption of fresh start reporting.

Segment Disclosure

As a result of cost-reducing measures and organizational restructuring, the Company consolidated its broadband transport services segment into its retail services segment beginning with the first quarter of the year ended December 31, 2003. These services will be managed and reported as a single business segment.

Liquidity

The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. The Company’s liquidity needs and capital resources have changed significantly since it initiated a restructuring in 2001, which culminated in the consummation of its reorganization on October 29, 2002 under Chapter 11 of the United States Bankruptcy Code (the “reorganization”). Until 2002, although the Company generally experienced positive cash flow from operations, it required significant infusions of funds from capital market transactions and credit facility borrowings to finance a substantial portion of its investing and financing activities. To achieve its business plan, the Company obtained significant external financing for capital expenditures and working capital requirements, including repayment of indebtedness and the funding of operating losses. During 2003, following significant debt reduction under its plan of reorganization, the Company funded its operating and capital requirements and other cash needs principally through cash from operations and cash on hand. In connection with its acquisition of BTI Telecom Corp., a facilities-based integrated communications services provider (“BTI”), in October 2003, the Company assumed total BTI indebtedness of approximately $111.3 million. Immediately prior to the acquisition, certain of BTI’s securityholders purchased a total of 350,000 shares of a new issue of the Company’s preferred stock for a total purchase price of $35 million, providing funds required to support integration expenses and capital requirements (Note 3).

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Sources of Supplies

The Company primarily uses two vendors for transmission equipment used in its network. If these vendors were unable to meet the Company’s needs, management believes that the Company could obtain this equipment from other vendors on comparable terms and that its operating results would not be materially adversely affected. If the Company were required to purchase another manufacturer’s equipment, the Company would incur significant initial costs to integrate the equipment into its network and to train personnel to use the new equipment, which could have a material adverse effect on the Company’s financial condition and results of operations.

Credit Risk and Significant Customers

The Company’s accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company limits its risk of loss by billing some customers in advance for services and by terminating access on delinquent accounts. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of the Company’s consolidated operating revenues during the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 or the year ended December 31, 2001.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on its experience and assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to its allowance may be required. The Company has a large number of customers with individually small amounts due at any given balance sheet date. Any unanticipated change in one of those customer’s creditworthiness or other matters affecting the collectibility of amounts due from such customers would not have a material effect on the Company’s results of operations in the period in which such changes or events occur. After the Company’s attempts to collect a receivable have failed, the receivable is written-off against the allowance.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation for the periods January 1, 2002 through October 29, 2002 and October 30, 2002 through December 31, 2002 and for the year ended December 31, 2001 to conform with the presentation for the year ended December 31, 2003.

Regulation

The Company is subject to certain regulations and requirements of the Federal Communications Commission and various state public service commissions.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Property, Plant and Equipment

As part of fresh start reporting (Note 14), substantially all property, plant and equipment was revalued to estimated fair value, which became the Company’s new cost basis, as of October 29, 2002, the effective date of the Company’s plan of reorganization. In addition, depreciable lives of some assets were changed. All capital additions made subsequent to October 29, 2002 are stated at cost.

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the asset’s carrying amount or fair value, less the cost to sell.

Depreciation begins when property, plant and equipment is placed in service. The cost to maintain, repair and replace minor items of property, plant and equipment is charged to selling, operations and administration expense as the cost is incurred. Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

Years
Buildings and towers	35 to 40
Fiber optic network	12 to 20
Furniture, fixtures and office equipment	7 to 10
Transmission equipment and electronics	5 to 10
Vehicles	3 to 5
Computer hardware and software	3 to 5

Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets’ estimated useful lives. Interest capitalized for the year ended

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001 was $0, $0, $0 and $4.8 million, respectively.

Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased, and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. See Note 5 for more information regarding the Company’s intangible assets.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. As a result of the Company’s reorganization, all goodwill recorded in the Company’s balance sheet was written off as of the October 29, 2002 effective date. The book value of goodwill was $32.7 million and $0 at December 31, 2003 and December 31, 2002, respectively. The increase in goodwill is related to the acquisition of BTI, with $32.7 million of value assigned to goodwill. Included in the accompanying 2001 Consolidated Statement of Operations is amortization expense related to goodwill of approximately $5.0 million. When goodwill exists on the Company’s balance sheet, the Company evaluates goodwill on an annual basis and whenever events or circumstances indicate that goodwill might be impaired. The Company determines impairment by comparing the net assets of each reporting unit, identified as a business segment, to the respective fair value. In the event a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

The Company has identified its trade name as an indefinite life intangible. The book value of this indefinite life intangible was $6.2 million and $5.6 million at December 31, 2003 and 2002, respectively. The increase in the value from 2002 to 2003 is related to the acquisition of BTI, with $600,000 assigned to the value of the BTI trade name. The Company evaluates the recoverability of indefinite-lived intangible assets on an annual basis and whenever events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset’s carrying value to estimates of fair value using the best information available, which requires the use of estimates, judgments and projections. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

Definite life intangibles include the value associated with customer bases acquired. The Company evaluates the recoverability of definite life intangible assets when events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset’s carrying value to estimates of the sum of the future cash flows expected to result from the Company’s asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Definite life intangibles are amortized over their useful lives of 5 to 8 years.

Concurrently with the adoption of SFAS No. 142, the Company evaluated for impairment its goodwill and indefinite life intangibles and completed the transitional test as of January 1, 2002. The Company determined that these assets had not been impaired.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Issuance Costs

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

Unearned Revenue

Unearned revenue includes the liability for advance billings to customers for use of the Company’s fiber-optic network, recurring monthly charges for local and data services and estimated reciprocal compensation billings.

Unbilled Revenue

The Company records revenue for long-distance services provided, but not yet billed, to customers. Approximately $10.1 million and $6.1 million in unbilled revenue is included in accounts receivable in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2002, respectively. The increase in unbilled revenue is attributed to the acquisition of BTI, with $3.3 million of unbilled revenue at December 31, 2003.

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

The Company generates nonrecurring revenues from the sale of telephone systems, other equipment, software and professional services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. The Company estimates the fair value of the separate elements and recognizes revenues for a delivered element only when the remaining elements in the arrangement are delivered. These nonrecurring revenues as a percentage of total revenue were approximately 9% in the year ended December 31, 2003, 7% in

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period from October 30, 2002 to December 31, 2002, 6% in the period from January 1, 2002 to October 29, 2002 and 6% in the year ended December 31, 2001.

In accordance with the guidance provided in Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” the Company recognizes some revenue net as an agent and other revenue gross as a principal. For each revenue source, the Company has analyzed the features of the applicable arrangements and the presence or absence of indicators of net versus gross reporting in those arrangements. The Company has agreements for such arrangements as discussed in the following paragraphs.

Under an agency agreement, the Company receives an equipment order from its customer and arranges for the delivery of the equipment to the customer and earns a margin. Revenue equal to the net margin is recognized when the equipment is delivered. Under this agreement, the Company recorded revenues of $0, $0, $0 and $3.2 million for the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001, respectively.

On behalf of other telecommunications carriers that are the Company’s customers, the Company procures certain telecommunications services from major interexchange carriers. The Company also administers for these customers the contracts to which these telecommunications services are subject. The Company recognizes revenue equal to the net margin it earns under these arrangements as the third-party carriers provide services. For these services, the Company recorded revenues of $2.7 million, $287,000, $1.7 million and $1.8 million for the year ended December 31, 2003, the period from the October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001, respectively.

The Company sells customers broadband transport capacity on facilities owned by utilities under marketing and management agreements with the utilities. As compensation for these services, the Company receives a percentage of the gross revenue generated by the traffic of these customers on the facilities of the utilities. Revenue equal to this margin is recognized as services are provided. For these services, the Company recorded revenues of $7.1 million, $1.5 million, $7.7 million and $11.3 million for the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001, respectively.

The Company has operated an integrated technology solutions business, through which it resold computer servers, routers and other related equipment and provided professional services related to the installation and maintenance of that equipment. This business generated net losses in the years ended December 31, 2002 and 2003, a gross margin of approximately $3 million on revenues of approximately $25 million in the year ended December 31, 2002 and a gross margin of approximately $2.5 million on revenues of approximately $22.7 million in the year ended December 31, 2003. Due to these operating losses and low gross margins as a percentage of revenues, and in order to focus on its core business, the Company discontinued this business effective October 2003. Discontinuation of this business did not have a material impact on the consolidated financial statements.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, including the senior credit facility and the junior credit facility, approximate their fair value as of December 31, 2003 and 2002.

Earnings per Share

The Company computes net loss per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic and diluted earnings per share (“EPS”) are computed

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by dividing net income available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised for, converted into or otherwise resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options, restricted stock awards and warrants, computed based on the treasury stock method, and the assumed conversion of the Company’s issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

Stock-Based Compensation

At December 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 9. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Successor		Predecessor
	Year Ended Dec. 31, 2003	October 30 to Dec. 31, 2002	January 1 to Oct 29, 2002	Year Ended Dec. 31, 2001
Net loss (in thousands)
As reported	$(28,251)	$(3,210)	$(33,476)	$(215,644)
Add: total stock based employee compensation expense included in net loss	1,147	1,140	—	—
Less: total stock based employee compensation expense determined under fair value method for all awards	(3,235)	(2,340)	(4,475)	(3,388)

Pro forma	$(30,339)	$(4,410)	$(37,951)	$(219,032)

Basic and diluted net loss per share
As reported	$(0.61)	$(0.07)	$(0.54)	$(3.46)
Pro forma	$(0.65)	$(0.10)	$(0.61)	$(3.52)

Derivatives

The Company accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was issued in June 1998, and its amendments, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Derivative Instruments and Certain Hedging Activities,” issued in June 1999 and June 2000, respectively. As a result, the Company recognizes its interest rate swap in the consolidated financial statements at fair value. Changes in the fair value of the interest rate swap are recognized in the Consolidated Statements of Operations. The net amounts paid or received and net amounts accrued through the end of the accounting period under the Company’s interest rate swap were included in interest expense.

Recent Accounting Pronouncements

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 applies to legal obligations associated with the retirement of certain tangible long-lived assets. This statement is

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for fiscal years beginning after June 15, 2002. The Company implemented this statement, as required by SOP 90-7, as part of its fresh start reporting upon completion of the bankruptcy proceedings with no material impact on its consolidated financial statements.

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

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is being applied to exit or disposal activities initiated upon the Company’s emergence from the bankruptcy proceedings on October 29, 2002.

SFAS No. 148 was issued in December 2002. This statement amends SFAS No. 123. The provisions of this statement are effective for interim and annual financial statements for fiscal years ending after December 15, 2002. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company continues to apply APB 25 recognition and measurement principles, but has complied with the new disclosure requirements of this statement. The adoption of this statement had no material impact on the consolidated financial statements.

Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002 and clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN No. 45 did not have any impact on the Company’s financial position or results of operations.

FIN No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements of certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.” FIN No. 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN No. 46 are applicable no later than July 1, 2003. The Company has not identified any variable interest entities, and does not expect FIN No. 46 to have any effect on its consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amends certain other existing pronouncements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, to which the provisions of SFAS 150 must be applied in the first fiscal period beginning after December 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial position, results of operations or cash flows.

3. Acquisition

On October 6, 2003, the Company acquired 100% of the outstanding voting stock of BTI under an agreement and plan of merger dated as of July 2, 2003. At the time of the acquisition, a group of investors affiliated with Welsh, Carson, Anderson & Stowe, a private equity fund ( the “Welsh Carson securityholders”), owned BTI common stock and preferred stock representing approximately 98% of the voting power of BTI capital stock. The results of BTI’s operations have been included in the consolidated financial statements since the date of merger.

As of October 6, 2003, pursuant to the merger agreement, the common stock and preferred stock of BTI was convertible into the right to receive 50,000 shares of the Company’s common stock.

On October 6, 2003, pursuant to the merger agreement, the Company issued to the Welsh Carson securityholders 6,950,000 shares of its common stock and 3,000,000 warrants to purchase shares of common stock in exchange for the surrender for cancellation of promissory notes representing $95 million principal amount of BTI indebtedness owing to the Welsh Carson securityholders. As of October 6, 2003, these warrants were exercisable for a total of 3,000,000 shares of the common stock at a purchase price of $8.50 per share.

The aggregate purchase price was $40.2 million. The 7,000,000 shares of common stock issued in the foregoing transactions were valued at $3.65 per share based on the average net price of the Company’s common stock over the two-day period before and after the terms of the acquisition were agreed and announced. The warrants were valued at $1.59 per warrant using the Black-Scholes method of valuation. The purchase price also included direct merger transaction costs of $9.9 million, which reflect adjustments to original estimates that resulted in changes in goodwill and accrued liabilities.

On October 6, 2003, pursuant to the merger agreement and immediately prior to the effective time of the merger, some of the Welsh Carson securityholders purchased a total of 350,000 shares of a new issue of the Company’s 8% Series B Convertible Redeemable Preferred Stock (the “Series B preferred stock”) for a total purchase price of $35 million. Approximately $27.5 million of the purchase price was paid in cash and approximately $7.5 million was paid by the surrender for cancellation of approximately $7.5 million principal amount of BTI promissory notes owing to the Welsh Carson securityholders. As of October 6, 2003, these 350,000 shares of Series B preferred stock were convertible into a total of approximately 11,666,667 shares of the Company’s common stock at a conversion price of $3.00 per share of common stock.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). The Company has obtained third-party valuations of certain property, equipment and intangible assets and has estimated direct transaction costs. As a result, the allocation of the purchase price is subject to refinement. Of the $38.4 million in intangible assets, $5 million was assigned to customer relationship intangibles subject to amortization over a 5-year amortization period, $600,000 was assigned to a trade name that is not subject to amortization, and $32.8 million was assigned to goodwill. Intangibles acquired in the merger are not expected to be deductible for tax purposes.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BTI Telecom Corp.

Condensed Balance Sheet

October 1, 2003
Assets
Current assets	$36,043
Property and equipment	128,173
Other non current assets	6,942
Intangibles	38,351

Total assets	$209,509

Liabilities
Current liabilities	$58,069
Long-term debt	106,904
Other long-term liabilities	4,360

Total liabilities	$169,333

Pro Forma Consolidated Statements of Operations

	For the Year Ended December 31,
	2003	2002
Operating revenues	$634,988	$668,064
Operating loss	(27,261)	(76,509)
Net loss applicable to common stockholders	(55,767)	(72,084)
Basic and diluted net loss per common share	$(1.08)	$(1.09)
Basic and diluted weighted average common shares outstanding	51,844,799	66,428,333

4. Property, Plant and Equipment

Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2003 and 2002 were as follows (in thousands):

	December 31,
	2003	2002
Land	$6,554	$6,554
Buildings and towers	68,069	58,782
Furniture, fixtures and office equipment	40,322	29,554
Vehicles	2,086	1,968
Fiber optic network	99,539	56,023
Transmission equipment and electronics	388,265	269,929

	604,835	422,810
Less accumulated depreciation	(69,244)	(8,470)

	535,591	414,340
Assets under construction	4,085	2,804

Property, plant and equipment, net	$539,676	$417,144

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the adoption of fresh start reporting (Note 14), the Company revalued its property, plant and equipment to estimated fair value at October 29, 2002. Depreciation expense was $60.8 million, $8.5 million, $105.0 million and $112.9 million for year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001, respectively.

5. Intangible Assets

Intangible assets and the related accumulated amortization as of December 31, 2002 and 2001 were as follows (in thousands):

	December 31,
	2003	2002
Goodwill	$32,733	$—
Customer base	25,316	20,316
Trademark	6,164	5,564

	64,213	25,880
Less accumulated amortization	(2,967)	(427)

Intangible assets, net	$61,246	$25,453

Amortization expense was $2.5 million, $427,000, $700,000 and $6.0 million for the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001, respectively. Amortization expense for 2004 through 2008 is estimated to be $3.5 million per year.

6. Financing Obligations

Long-Term Debt

Long-term debt at December 31, 2003 and 2002 consisted of the following (in thousands):

	December 31,
	2003	2002
Senior secured credit facility	$183,922	$155,600
Junior secured credit facility	55,715	—
10½% senior unsecured notes due 2007	18,525	—
8¾% unsecured notes due 2006	7,072	—

	265,234	155,600
Less current maturities	(1,912)	(1,600)

Long-term debt, net of current portion	$263,322	$154,000

Maturities of long-term debt at December 31, 2003 were as follows:

2004	1,912
2005	12,904
2006	184,137
2007	37,777
2008	28,504

Total	$265,234

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Secured Credit Facility

On October 29, 2002, the Company entered into a $156 million amended and restated senior secured credit facility in connection with its plan of reorganization. Under the senior credit agreement, interest per annum is payable on outstanding borrowings, at the Company’s option, at a base rate plus a base rate margin, which is 1% less than the eurodollar rate margin, or at a eurodollar rate (“LIBOR”) plus an applicable eurodollar rate margin, which was initially fixed at 4%. The eurodollar rate margin is adjusted quarterly and varies with the Company’s senior debt ratio, as defined in the credit agreement. At December 31, 2003, the annual interest rate payable on outstanding borrowings was 5.14%. The facility provides for quarterly amortization of principal through the facility termination date of June 30, 2006. The credit agreement contains various financial covenants, including a covenant that limits the ratio of the Company’s senior debt to a specified measure of its earnings before interest, income taxes, depreciation, amortization and other items, and a covenant that limits the maximum amount the Company may spend on capital expenditures in any year to a specified amount or, if greater, to an amount equal to the foregoing measure of earnings, as reduced by specified cash interest expense and other payments. The credit agreement limits the Company’s ability to pay cash dividends on its capital stock by prohibiting ITC^DeltaCom’s operating subsidiaries from distributing funds to ITC^DeltaCom for this purpose. The credit agreement also requires the Company to prepay outstanding principal balances from excess cash flows, as defined, and from the proceeds of specified types of transactions.

On October 6, 2003, in connection with its acquisition of BTI, the Company and the existing lenders amended and restated the senior credit agreement to add BTI as a guarantor and the BTI lenders as lenders thereunder. Outstanding BTI indebtedness of $30 million was assumed under this credit agreement, resulting in an increase in the principal amount outstanding under the credit agreement to approximately $184.4 million from approximately $154.4 million prior to the acquisition. The June 30, 2006 maturity date and amortization schedule of the prior senior credit agreement remained unchanged, except that the amount of each scheduled principal payment was increased based upon the additional principal amount outstanding. Under the amended and restated credit agreement, payments, excluding interest, on the outstanding principal amount of $183.9 million as of December 31, 2003 are $400,000 quarterly through June 2005, $5.0 million in September 2005, December 2005 and March 2006 and $136.6 million on June 30, 2006.

The amended credit agreement required the Company to maintain $18.5 million in a restricted account for payment of a specified contingency. The contingency was resolved in November 2003, with payment made from the restricted account.

The amended senior credit agreement added a minimum unrestricted cash covenant, a total leverage ratio covenant and an interest coverage ratio covenant. Under the minimum cash covenant, the Company is required to have no less than $10 million of unrestricted cash. Under the total leverage ratio covenant, as of the last day of each quarter, the ratio of consolidated “total debt” to consolidated “EBITDA,” in each case as defined in the senior credit agreement, as measured over the last twelve months (“LTM”) may not be greater than the following:

Quarter	Ratio of Total Debt to LTM EBITDA
fourth quarter 2003	5.75x
first quarter 2004 to second quarter 2004	5.5x
third quarter 2004 to fourth quarter 2004	5.0x
first quarter 2005 to June 30, 2006	4.5x

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the interest coverage ratio covenant, as of the last day of each quarter, based on the previous two quarters, the ratio of consolidated “EBITDA,” as defined under the senior credit agreement, to cash interest paid in respect of all obligations, other than preferred stock, classified as indebtedness under generally accepted accounting principles may not be less than the following:

Quarter	Ratio of EBITDA to Interest Paid
fourth quarter 2003 to second quarter 2004	2.5x
third quarter 2004 to fourth quarter 2004	3.0x
first quarter 2005 to second quarter 2005	3.5x
third quarter 2005 to June 2006	4.0x

The obligations under the senior credit agreement are secured by first priority liens on, and security interests in, substantially all of the assets of Interstate FiberNet, Inc. (“IFN”), which is a wholly-owned subsidiary of ITC^DeltaCom and the borrower under the credit agreement, and of ITC^DeltaCom and all of its other subsidiaries after the acquisition, including BTI. In connection with the amendment of the facility on October 6, 2003, negative covenants in the senior credit agreement were modified to impose additional restrictions on the ability of IFN and the other loan parties to incur indebtedness, to acquire businesses and other assets, and to make investments. IFN was granted the right, subject to specified conditions, to refinance all of the amounts outstanding under the senior credit agreement, including by means of receivables financing.

Junior Secured Credit Facility

On October 6, 2003, IFN, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries after the acquisition of BTI, including BTI, entered into a junior credit agreement with the lenders under BTI’s former senior credit facility. Approximately $55.7 million in principal amount of indebtedness under BTI’s former senior credit facility was assumed under this new agreement and was outstanding under the junior credit agreement at December 31, 2003.

The indebtedness under the junior credit agreement is subordinate to the indebtedness under the senior credit agreement in right of payment and priority of security. No principal payments may be made under the junior credit agreement until all amounts outstanding under the senior credit agreement are paid in full. Following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement will be payable in quarterly amounts of $3,979,644 from the third quarter of 2006 through the first quarter of 2007, in the amount of $13,979,644 for the second quarter of 2007, in quarterly amounts of $646,331 from the third quarter of 2007 through the first quarter of 2008, and in a final payment of $27,857,725 on the maturity date of June 30, 2008.

Borrowings outstanding under the junior credit agreement generally bear interest at an annual rate which is .25% higher than the annual interest rate under the senior credit agreement.

The obligations under the junior credit agreement are secured by second priority liens on, and security interests in, substantially all of the assets of IFN, ITC^DeltaCom and all of ITC^DeltaCom’s other subsidiaries. Under an intercreditor agreement with the lenders under the senior credit agreement, the lenders under the junior credit agreement are subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the loan parties or an insolvency of the loan parties until all obligations under the senior credit agreement have been paid in full. Following payment in full of the senior credit agreement, the obligations under the junior credit agreement will be secured by first priority liens on, and security interests in, the assets that previously had secured obligations under the senior credit agreement.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The junior credit agreement contains the same financial covenants as the senior credit agreement, except that the financial covenants in the junior credit agreement, other than the minimum unrestricted cash covenant, only reflect the covenant levels applicable on the acquisition closing date and are not be subject to adjustment in future periods. Some of the other negative covenants in the junior credit agreement are less restrictive than the comparable covenants in the senior credit agreement.

Lease Obligations

The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under non-cancelable operating leases with original or remaining periods in excess of one year and maturities of capitalized lease obligations as of December 31, 2003 were as follows (in thousands):

	Operating Leases	Capital Leases
2004	$19,988	$14,436
2005	15,143	16,540
2006	12,000	10,234
2007	9,939	—
2008	5,827	—
Thereafter	14,607	—

	$77,504	41,210
Less amounts representing interest		(4,673)

Present value of net minimum lease payments		36,537
Less current portion		(11,676)

Obligations under capital leases, net of current portion		$24,861

On the October 29, 2002 effective date of its plan of reorganization, the Company entered into an amendment to its principal capital lease facilities to defer until September 2005 through June 2006 approximately $9.9 million in principal payments that would otherwise have become due and payable during 2003. The amendment provided that the Company generally would pay interest only on the existing balance of the capital leases during 2003 and resume principal and interest payments in 2004.

Rent expense charged to operations for the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001 was $16.9 million, $2.7 million, $13.5 million and $15.7 million, respectively.

The Company’s assets under capital lease had a gross book value of $35.9 million and $43.0 million as of December 31, 2003 and 2002, respectively. Accumulated depreciation on these capitalized assets was $5.9 million and $888,000 at December 31, 2003 and 2002, respectively.

Other Long-Term Liabilities

In June 2003, the Company entered into a purchase and license agreement with Nortel Networks, Inc., effective as of January 1, 2003. In accordance with this agreement, the Company agreed to apply accumulated vendor credits to reduce to $12 million the payment obligations that had remained under the “pay as you grow” provisions of the 2000 purchase agreement. The Company is obligated under the agreement to make quarterly payments of $1 million from the first quarter of 2003 through the fourth quarter of 2005. The outstanding balance of this obligation is $8.2 million at December 31, 2003, with an imputed annual interest rate of 8%.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with its acquisition of BTI, the Company assumed $18.5 million principal amount of unsecured senior notes that accrue interest, payable semi-annually, at an annual rate of 10.5%. The senior notes were originally issued by BTI in September 1997. In 2001, the notes were amended to remove substantially all financial and administrative covenants. The notes are due in full in 2007.

In connection with its acquisition of BTI, the Company assumed an unsecured vendor note in an original principal amount of $7.1 million. This note accrues interest, payable monthly, at an annual rate of 8.75%. The note is payable on demand on or after April 30, 2006.

Also in connection with its acquisition of with BTI, the Company assumed certain accrued restructuring fees that are long-term in nature.

7. Income Taxes

Details of the income tax (benefit) expense for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	2003	October 30, 2002 to December 31, 2002	January 1, 2002 to October 29, 2002	2001
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

Total current	—	—	—	—

Deferred:
Federal	(40,003)	(4,490)	(28,416)	(51,428)
State	(4,706)	(528)	(3,343)	(6,050)
Increase in valuation allowance	44,709	5,018	31,759	57,478

Total deferred	—	—	—	—

Total (benefit) expense	$—	$—	$—	$—

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2003 and 2002 are as follows (in thousands):

		Successor
	2003	2002
Deferred tax assets:
Net operating loss carry forwards	$168,083	$68,708
Accounts receivable reserve	3,700	2,625
Other	4,538	421

	176,321	71,754

Deferred tax liabilities:
Property	(8,223)	(41,388)
Other	(900)	(900)

	(9,123)	(42,288)

Net deferred tax assets	167,198	29,466
Valuation allowance	(167,198)	(29,466)

Net deferred tax liabilities	$—	$—

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, the Company had net operating loss carry forwards of approximately $442 million, including net operating loss carry forwards of approximately $203 million incurred by BTI prior to the date of its acquisition by the Company. These acquired net operating losses created additional deferred tax assets of $77 million which are included in the above table. At December 31, 2002, the Company had net operating loss carry forwards of approximately $181 million. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total change in the valuation allowance was $138 million. As a result of the Company’s acquisition of BTI, the net deferred tax asset increased by $93 million, including the $77 million net operating loss carry forward benefit, for which a full valuation allowance was provided. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit the ability to utilize net operating loss carry forwards in the case of certain events, including significant changes in ownership interests. During 2002, the Company experienced an ownership change as defined in Internal Revenue Code Section 382. The Company’s ability to utilize pre-ownership change losses and pre-merger losses of BTI against future taxable income will be limited. The loss carry forwards expire in the years 2019 through 2023.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	2003	October 30, 2002 to December 31, 2002	January 1, 2002 to October 29, 2002	2001
Federal statutory rate	(34)%	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(4)	(4)
Permanent differences	(2)	14	(74)	11
Increase in valuation allowance	40	24	112	27

Effective income tax rate	0%	0%	0%	0%

8. Convertible Redeemable Preferred Stock

On October 29, 2002, in connection with its plan of reorganization, the Company issued 300,000 shares of a new issue of its 8% Series A Convertible Redeemable Preferred Stock (the “Series A preferred stock”) for a total purchase price of $30 million (Note 14). As of October 29, 2002, the Series A preferred stock was convertible into a total of approximately 5,249,987 shares of the Company’s common stock at a conversion price of $5.7143 per share of common stock. On October 29, 2002, the Company also issued 1,020,000 warrants, which were exercisable as of that date for a total of approximately 1,020,000 shares of common stock at an exercise price of $5.114 per share of common stock.

On October 6, 2003, in connection with its acquisition of BTI, the Company issued to some of the Welsh Carson securityholders a total of 350,000 shares of the Series B preferred stock for a total purchase price of $35 million (Note 3). In accordance with the merger agreement, the Company has the right until May 6, 2005 to require the Welsh Carson securityholders to purchase, from time to time, additional shares of Series B preferred stock for a maximum purchase price of $15 million. The obligation of the Welsh Carson securityholders to purchase these shares of Series B preferred stock will be subject to the condition that the Company have unrestricted cash of less than $20 million at the end of the calendar month immediately preceding the purchase, as well as to other conditions. The Company may apply the proceeds of any such post-closing sale of the Series B preferred stock only for operations and other specified expenditures.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning on October 29, 2005, for the Series A preferred stock, and October 6, 2006, for the Series B preferred stock, ITC^DeltaCom will have the right, at its option, to redeem for cash the shares of the applicable series of preferred stock, in whole or in part (with a minimum aggregate redemption price of $5 million for the Series B preferred stock), at any time and from time to time. The redemption price per share of preferred stock in any such optional redemption will be equal to the liquidation preference of $100 per share plus the amount of any accrued and unpaid dividends. The Company may not redeem the preferred stock before the foregoing dates other than in connection with a “fundamental change,” as the defined in the Company’s charter. If a fundamental change occurs before October 29, 2005, with respect to the Series A preferred stock, or October 6, 2006, with respect to the Series B preferred stock, ITC^DeltaCom will have the right, at its option, to redeem for cash shares of the applicable series of preferred stock, in whole or in part, at any time (with a minimum aggregate redemption price of $5 million for the Series B preferred stock), including concurrently with the occurrence of the fundamental change, and from time to time. The redemption price per share of preferred stock in any such redemption will be equal to 110% of the liquidation preference of $100 per share plus the amount of any accrued and unpaid dividends. On October 29, 2012, ITC^DeltaCom will be required to redeem for cash all outstanding shares of the Series A preferred stock and Series B preferred stock. The redemption price per share of preferred stock in this mandatory redemption will be equal to the liquidation preference of $100 per share plus the amount of any accrued and unpaid dividends.

Dividends accrue on the Series A preferred stock and the Series B preferred stock at an annual rate of 8%. Under its charter, the Company has the option, instead of paying cash dividends on either series of preferred stock, to pay dividends on such series in additional shares of that series. Since its initial issuance of the Series A preferred stock on October 29, 2002, the Company has paid all dividends on such preferred stock in the form of payment-in-kind dividends. Solely for purposes of calculating the dividend amount, each share of preferred stock issued as a payment-in-kind dividend is valued at its liquidation preference of $100. In addition, the Company is accreting through the redemption date of each series of preferred stock discount arising when shares of such series are issued.

9. Other Equity Interests

Common Stock

The Company amended its charter in December 2003 to increase the number of its authorized shares of common stock from 250,000,000 shares to 350,000,000 shares. There were 51,848,300 shares of common stock issued and outstanding at December 31, 2003.

ITC^DeltaCom, Inc. Stock Incentive Plan

Before its reorganization, the Company maintained several stock option plans for its employees and directors. Under the Company’s plan of reorganization, each of these plans was terminated as of October 29, 2002, the effective date of the plan. In connection with the Company’s reorganization, its board of directors adopted the ITC^DeltaCom, Inc. Stock Incentive Plan, effective October 29, 2002 (the “stock incentive plan”). Under the stock incentive plan, the Company could issue up to 4,700,000 shares of common stock, of which up to 200,000 shares could be issued pursuant to awards of unrestricted common stock, up to 1,000,000 shares could be issued pursuant to awards of restricted stock or restricted stock units and up to 3,500,000 shares could be issued pursuant to the exercise of options. The stock incentive plan was amended and restated in October 2003 and approved as amended and restated by the Company’s stockholders in December 2003. Following the amendment and restatement, the Company may issue up to 7,300,000 shares of common stock, of which no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. In any fiscal year, no participant may be awarded options or restricted stock and stock units for more than 1,000,000 shares or stock

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appreciation rights for more than 500,000 shares. Awards under the stock incentive plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing.

On November 20, 2002, in accordance with the Company’s plan of reorganization, the Company granted options to purchase 2,000,000 shares of its common stock to its employees, including its executive officers, with exercise prices of $5.28 per share for one-third of the shares subject to such options, $6.08 per share for one-third of the shares subject to such options and $6.86 per share for one-third of the shares subject to such options. These stock options vested as to one-third of the shares subject to the award on the grant date and as to one-third of the shares subject to the award on the first anniversary of the grant date and will vest as to an additional one-third of the shares subject to the award on the second anniversary of the grant date. On November 20, 2002, the Company granted to the same participants options to purchase an additional 1,000,000 shares of its common stock with an exercise price of $2.60 per share, the fair market value on the grant date. These stock options will vest as to one-half of the shares subject to the award on the second anniversary of the grant date and will vest as to one-quarter of the shares subject to the award on each of the third and fourth anniversaries of the grant date. The Company also granted options to purchase 10,000 shares to each of its six non-employee directors, with an exercise price of $2.60 per share. These options vested as to one-third of the shares subject to the award on the first anniversary of the grant date and will vest as to one-third of the shares subject to the award on each of the second and third anniversaries of the grant date.

On November 20, 2002, in accordance with its plan of reorganization, the Company granted to its executive officers stock units for a total of 1,000,000 shares of its common stock. These stock units vested as to one-third of the shares subject to the award as of the grant date and as to an additional one-third of the shares subject to the award on the first anniversary of the grant date and will vest as to the final one-third of the shares subject to the award on the second anniversary of the grant date. Compensation expense related to the grant of these stock units was charged to income in the amount of $883,000 for the period from October 30, 2002 to December 31, 2002 and in the amount of $883,000 for the period from January 1, 2003 to December 31, 2003. The remaining expense of $883,000 will be recognized ratably over the subsequent four quarters.

On January 13, 2003, the Company awarded 98,300 shares of unrestricted common stock to non-management employees of the Company who were employees of the Company during the Company’s reorganization process. Compensation expense in the amount of $257,000 related to these awards was charged to income for the period from October 30, 2002 to December 31, 2002.

On January 28, 2003, the Company awarded stock options to purchase 10,000 shares to a newly appointed member of the Company’s board of directors with an exercise price of $1.95, the fair market value on the grant date. The options vested as to one-third of the shares subject to the award on the first anniversary of the grant date and will vest as to one third of the shares subject to the award on each of the second and third anniversaries of the grant date.

On April 30, 2003, the Company awarded stock options to purchase 61,750 shares to new or newly promoted employees with an exercise price of $1.82, the fair market value on the grant date.

On July 29, 2003, the Company awarded stock options to purchase 9,500 shares to new or newly promoted employees with an exercise price of $3.70, the fair market value on the grant date.

On October 27, 2003, the Company awarded stock options to purchase 276,290 shares to new employees, including employees formerly employed by BTI, newly promoted employees, and certain other employees as long-term compensation. The awards were granted with an exercise price of $4.00, the fair market value on the grant date.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 28, 2003, the Company awarded stock options to purchase 10,000 shares to each of four newly appointed members of the Company’s board of directors with an exercise price of $4.40, the fair market value on the grant date. The options will vest as to one-third of the shares subject to the award on each of the first, second and third anniversaries of the grant date.

On October 28, 2003, the Company granted to its officers, including its executive officers, restricted stock units for a total of 816,000 shares of its common stock. These stock units vested as to one-fourth of the shares subject to the award as of the first anniversary of the grant date and will vest as to an additional one-fourth of the shares subject to the award on each of the second, third and fourth anniversaries of the grant date. Compensation expense in the amount of $224,167 was charged to income for the period from January 1, 2003 to December 31, 2003. The remaining expense of $3,447,833 will be recognized ratably over the subsequent twelve quarters.

The compensation committee of the board of directors administers the stock incentive plan and determines the recipients of grants under the plan and terms of any awards. The Company intends each option it grants under the stock incentive plan to be a nonqualified stock option for income tax purposes, unless it specifically designates the option as an “incentive stock option” under Section 422 of the Internal Revenue Code. All of the stock options the Company granted on through December 31, 2003 are nonqualified stock options.

The option price for any option granted other than in accordance with the Company’s plan of reorganization may not be less than 100% of the fair market value of the stock covered by the option on the date of grant, except that, in the case of an incentive stock option, the option price may not be less than 110% of such fair market value if the optionee is the beneficial owner of 10% or more of the Company’s voting capital stock. In any case, the option price may not be less than the par value of the stock.

Statement of Financial Accounting Standards No. 123

The Company accounts for its stock based compensation plans under APB No. 25 under which no compensation cost is recognized for options granted with a per share exercise price equal to the fair market value of the Company’s common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of all options to purchase shares of common stock granted to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions:

	Successor		Predecessor
Assumptions	Year Ended Dec. 31, 2003	October 30 to Dec. 31, 2002	January 1 to Oct 29, 2002	Year Ended Dec. 31, 2001
Risk-free interest rate	4.55%	3.13%	4.35%	4.38%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	84.00%	84.93%	196.97%	97.72%

The weighted-average fair value of options granted under the Company’s stock options plans during the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001 was $2.53, $1.53, $0.49, and $2.96 per share, respectively.

The total fair value of options for common stock granted to employees of the Company during the year ended December 31, 2003 was computed as approximately $1.0 million, of which the portion related to the grant of options for 94,750 shares would be amortized on a pro forma basis over the three-year vesting period of those options and the portion related to the grant of options for 302,790 shares would be amortized on a pro forma basis over the four-year vesting period for those options.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total fair value of options for common stock granted to employees of the Company during the period from October 30, 2002 to December 31, 2002 was computed as approximately $4.6 million, of which the portion related to the grant of options for 2,000,000 shares would be amortized on a pro forma basis over the two-year vesting period of those options and the portion related to the grant of options for 1,060,000 shares would be amortized on a pro forma basis over the four-year vesting period of those options. The total fair value of options for common stock granted to employees of the Company during the period from January 1, 2002 to October 29, 2002 and during the year ended December 31, 2001 was computed as approximately $985,000, and $5.2 million, respectively, which would be amortized on a pro forma basis over the four-year vesting period of the options.

If the Company had accounted for these options in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net loss for the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001 would have increased as follows:

	Successor		Predecessor
	Year Ended Dec. 31, 2003	October 30 to Dec. 31, 2002	January 1 to Oct 29, 2002	Year Ended Dec. 31, 2001
	Net loss (in thousands)
As reported	($28,251)	($3,210)	($33,476)	($215,644)
Add: total stock based employee compensation expense included in net loss	1,147	1,140	—	—
Less: total stock based employee compensation expense determined under fair value method for all awards	(3,248)	(2,340)	(4,475)	(3,388)

Pro forma	($30,352)	($4,410)	($37,951)	($219,032)

Basic and diluted net loss per share
As reported	($0.61)	($0.07)	($0.54)	($3.46)
Pro forma	($0.65)	($0.10)	($0.61)	($3.52)

A summary of the status of options issued under the Successor Company’s plan and the Predecessor Company’s plans for the periods indicated is as follows:

	Shares	Weighted Average Exercise Price Per Option
Predecessor Company:
Outstanding at December 31, 2001	13,034,644	$7.02
Granted	2,425,205	$0.48
Exercised	—	—
Forfeited	(1,755,091)	$5.57
Cancellation of stock options in connection with the plan of reorganization	(13,704,758)	$5.57

Successor Company:
Outstanding at October 30, 2002	—	—
Granted	3,060,000	$4.89
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2002	3,060,000	$4.89
Granted	397,540	$3.66
Exercised	—	—
Forfeited	(377,584)	$4.77

Outstanding at December 31, 2003	3,079,956	$4.72

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date at December 31, 2003:

Range of Exercise Prices	Outstanding as of Dec. 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of Dec. 31, 2003	Weighted Average Exercise Price
$1.82 - $2.60	987,500	8.8	$2.55	91,670	$2.49
$3.70 - $4.40	325,790	9.8	$4.04	—	—
$5.28 - $6.86	1,766,666	8.8	$6.07	1,228,384	$5.72

At December 31, 2003, options to purchase 1,320,054 shares of the Company’s common stock with a weighted average exercise price of $5.49 per share were exercisable by employees of the Company.

At December 31, 2003, options to purchase 2,444,044 shares remained available for grant under the Company’s stock incentive plan.

10. Restructuring and Special Charges

In September 2001, the Company announced changes to its business plan and other actions intended to reduce its operating expenses through a 20% reduction in its workforce and to reduce non-personnel operating expenses and planned capital expenditures. As a result of this restructuring, the Company in September 2001 recorded $4.8 million in restructuring costs, which were included as components of selling, operations and administration expense. Restructuring charges included the Company’s estimate of employee severance and related costs for employees terminated as a result of the revised business plan. The restructuring charges also included estimates of office space lease commitments where the Company closed offices, net of any sublease rentals, and other exit costs. In connection with the restructuring, the Company closed an administrative office, retail services offices and an office of its e^deltacom business. Restructuring costs were accrued in accordance with EITF 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The Company terminated some employees in certain departments and did not specifically identify the termination of an entire function or department.

In connection with the foregoing restructuring, the Company recorded impairment charges of $74.4 million related to net book value of property and equipment removed from service less expected salvage totaling $1.8 million, $21.2 million of impaired assets relating to the e^deltacom data center, and $51.4 million of intangible assets consisting of goodwill and customer lists related to e^deltacom and two acquired businesses, the AvData Systems network solutions business and IT Group Communications. These impairment charges are recorded as special charges in the accompanying Consolidated Statements of Operations for the year ended December 31, 2001. The impairment of property and equipment removed from service relates to assets that the Company no longer plans to use as a result of its restructuring. Based on market conditions and operating results of e^deltacom, the Company tested its e^deltacom assets for impairment. The Company determined that an impairment existed and wrote the related assets down to estimated fair value. The Company wrote down goodwill of $23.9 million related to e^deltacom and $21 million of e^deltacom property and equipment. Fair value was determined based on estimates of market values for comparable properties.

Based on the Company’s forecast for its AvData Systems network solutions business and the expected operating results from customers acquired in the Company’s acquisition of IT Group Communications in 1998, the Company tested the related assets for impairment in 2001. The Company determined that an impairment existed and expensed $24.4 million of goodwill and $1.6 million of customer base assets related to the AvData Systems network solutions business and $1.6 million of customer base assets related to former customers of IT Group Communications during the year ended December 31, 2001.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes restructuring and special charges the Company recorded in connection with the September 2001 restructuring (in thousands):

Cost of services:
Inventory write-down	$1,663
Selling, general and administration:
Restructuring charges:
Employee severance	3,806
Office space leases	1,202
Other exit costs	54
Bad debts	1,201
Special charges:
Impaired property and equipment	23,022
Impaired goodwill and other intangible assets	51,415

Total	$82,363

In April and September 2002, the Company further restructured its operations to implement additional reductions to its workforce, non-personnel operating expenses and planned capital expenditures. As a result of these restructurings, the Company recorded restructuring costs of approximately $1.8 million in April 2002, related to its data center operations, and of approximately $943,000 in September 2002, primarily related to its retail services, which were included as components of selling, operations and administrative expense. Restructuring charges included the Company’s estimate of employee severance and related costs for employees terminated and office lease termination costs. The restructuring charges also included estimates of termination payments for canceled service contracts. Restructuring costs were accrued in accordance with EITF 94-3. The Company also recorded impairment charges of approximately $223,000 in April 2002 that related to the net book value, less expected salvage value, of software removed from service from in its data center. The impairment of software relates to software that the Company no longer plans to use as a result of its April 2002 restructuring. In April 2002, the Company terminated more than 40 employees from its e^deltacom business, which forms a part of its retail services business. In September 2002, the Company terminated eight employees from its broadband transport business and approximately ten employees from its retail services business. The Company did not specifically identify the termination of an entire function or department in either restructuring.

The following table summarizes restructuring and impairment charges the Company recorded in 2002 (in thousands):

Employee severance	$2,180
Office space leases	297
Contract termination costs	308
Write-off of assets	223

Total	$3,008

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2003, in connection with the integration of BTI, the Company implemented additional reductions to its workforce and leased office space. The Company recorded restructuring charges for employee severance and related costs and office lease termination costs of approximately $1.2 million, which are included in merger-related expenses in the accompanying Consolidated Statements of Operations. The Company also recorded retention bonuses of $822,000 in the quarter ended December 31, 2003 for continuing services, which are also included in merger-related expenses, and assumed $442,000 retention cost liabilities incurred by BTI prior to the acquisition. The Company also recorded approximately $124,000 of other restructuring charges. As part of the BTI acquisition (Note 3), the Company assumed accrued restructuring liabilities of approximately $6.4 million and recorded additional charges of approximately $4 million in connection with the acquisition, which were associated with long-term leases for unused facilities, net of estimable sublease income. The Company also assumed accrued restructuring liabilities of approximately $1.6 million and recorded additional employee severance charges of approximately $4 million in connection with the acquisition.

The following table reflects activity associated with accrued restructuring charges from January 1, 2003 through December 31, 2003, which are recorded in accrued liabilities (in thousands):

	Balance at December 31, 2002	Accruals	Merger- Related Charges	Payments	Balance at December 31, 2003
Restructuring charges:
Employee severance	$32	$1,077	$5,554	$931	$5,732
Office space leases	697	118	10,462	879	10,398
Other costs	—	946	442	124	1,264

Total	$729	$2,141	$16,458	$1,934	$17,394

11. Commitments and Contingencies

Purchase Commitments

At December 31, 2003, the Company had entered into agreements with vendors to purchase approximately $3.8 million of equipment during 2004 related to the improvement and installation of switches, other network equipment and certain services.

Legal Proceedings

In the normal course of business, the Company is subject to various litigation. In management’s opinion, there are no legal proceedings, other than those described below, pending against the Company that could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Regulatory Proceedings. The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by the regional Bell operating companies. The Company anticipates these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies are also actively pursuing major changes in the Telecommunications Act of 1996 through litigation and legislation which the Company believes would adversely affect competitive telecommunications service providers, including the Company. If adopted, these initiatives could make it more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceedings Affecting Rights-of-Way. To maintain its fiber optic network, the Company has obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. The Company may not be able to continue to use or have access to all of its existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of the Company’s significant licenses to use the rights-of-way of others, including its licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company, Kansas City Southern Railroad and Illinois Central Railroad. The pending proceedings affect approximately 1,750 route miles of the Company’s network as of December 31, 2003. If some of these or similar future challenges are successful, or if the Company otherwise is unsuccessful in maintaining or renewing its rights to use its network easements, rights-of-way, franchises and licenses, the Company may be compelled to abandon significant portions of its network, which would require it to incur additional expenditures, and it could also be required to pay substantial monetary damages. As indicated below, the results of these challenges are uncertain and, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position. These challenges include, but are not limited to, the following:

Mississippi Power Company Rights-of-Way. A portion of the Company’s network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several landowners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. The Company became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi has directed the Company not to use that portion of its fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. The Company has rerouted all of the circuits on the affected portion of its network so that it may continue to provide services to its customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit the Company’s use, the Company believes its potential liability for damages may be limited to the value of a permanent easement for that use. The Company cannot provide assurance in this respect, since the landowners are seeking damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for the Company’s use of the route.

The Company initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which it seeks a declaratory judgment confirming its continued use of cables in Mississippi Power Company’s rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company, and the Company is seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although the Company has resolved the issue of its use of the rights-of-way with some of the defendants, it cannot provide assurance that it will be successful in either of these proceedings. The August 2001 proceeding was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which the Company was made a defendant, which was initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. Recently, both civil suits were dismissed by the district court. The order of dismissal in the civil action involving the 37 parcels of land has been appealed to the United States Court of Appeals for the Fifth Circuit and oral arguments were held during March 2004. The Company has sought reconsideration of the order of dismissal in the civil action involving the 63 parcels of land.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since 2002, over 220 lawsuits have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, the Company and WorldCom, Inc. d/b/a MCI Group. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that WorldCom and/or we have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by WorldCom and the Company of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. Mississippi Power Company, WorldCom and the Company have denied all of the plaintiffs’ allegations. These actions are substantially similar to the other actions that the Company is defending in state and federal courts in Mississippi. Of the over 220 lawsuits, the Company believes that it uses for the provision of telecommunications services only a small number of parcels of land across which the optical fiber of Mississippi Power Company extends. On August 5, 2002, Mississippi Power Company removed all actions involving WorldCom’s use of Mississippi Power Company’s rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending. The lawsuits involving only those lines being used by the Company remain pending in state court and are proceeding toward trial.

In August 2002, the Company was served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege Mississippi Power Company and the Company have violated the plaintiffs’ rights with regard to the use of Mississippi Power Company’s easement across the plaintiffs’ properties. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortuous breach of contract, fraudulent concealment, fraudulent misrepresentation and conspiracy, and seek an accounting and an unspecified amount of damages. Although WorldCom is not a party to this action, Mississippi Power Company has removed this action to the United States District Court for the Southern District of Mississippi and requested the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending.

In September 2002, Mississippi Power Company and the Company were served with a summons and complaint filed in a civil action in the Circuit Court of Jasper County, Mississippi. The landowners of 75 parcels of property located in various Mississippi counties allege Mississippi Power Company and the Company have violated the landowners’ rights with regard to the use of Mississippi Power Company’s easements across the landowners’ property similar to other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy and seek from each plaintiff $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of gross revenues derived from use of the rights-of-way and court costs. Although WorldCom is not a party to this action, Mississippi Power Company has removed this action to the United States District Court for the Southern District of Mississippi and requested the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending.

In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and the Company by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of property located in Lamar County, Mississippi. Both plaintiffs also were defendants in the Company’s action involving 37 parcels of land described above. The plaintiffs have not specified the particular dollar amount of damages they are seeking.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2002, two civil actions were filed against Mississippi Power Company and the Company in the Circuit Court of Smith County, Mississippi, by a single attorney. The plaintiffs allege trespass on the basis that the documents granting Mississippi Power Company the rights to cross the plaintiffs’ property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. The plaintiffs allege that the Company is using such rights-of-way across the plaintiffs’ property, but it does not have sufficient information from the complaint or otherwise to determine where the plaintiffs’ property is located. The Company does not utilize rights-of-way in Smith County, Mississippi, where these civil actions were filed. However, one of the actions involves multiple plaintiffs and has been removed by Mississippi Power Company to the United States District Court for the Southern District of Mississippi because some parcels of land are crossed by a transmission line used by WorldCom.

Mississippi Power Company and Southern Company Rights-of-Way. In April 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi, against Mississippi Power Company, Southern Company and the Company. The plaintiff seeks permanently to enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff’s property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company or Southern Company regarding the use of the fiber optic cable on the rights-of-way across the plaintiff’s property, proof that the use of the rights-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the rights-of-way, punitive damages of $1 million, and costs and expenses.

In July 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and the Company in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment and accounting, fraudulent concealment, fraud, fraudulent misrepresentation and fraudulent concealment. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. Although WorldCom is not a party to these actions, Mississippi Power Company has removed these actions involving WorldCom’s use of Mississippi Power Company’s rights-of-way to the United States District Court for the Southern District of Mississippi and requested the actions to be transferred to the United States Bankruptcy Court for the Southern District of New York, where WorldCom’s bankruptcy proceeding is pending.

On October 15, 2003, a complaint was filed against Mississippi Power Company, The Southern Company, Southern Telecom, Inc., Southern Company Services, Inc., Southern Management Development, Inc. and the Company in the Circuit Court of Harrison County, Mississippi, by a landowner that has alleged that Mississippi Power Company, in collusion with The Southern Company, Southern Telecom, Southern Company Services, Southern Management Development and the Company, caused or participated in the covert installation of fiber optic lines on, over or under the property owned by the plaintiff for the purpose of selling, leasing or sharing, for profit, conduit or dark fibers or wavelength service. The plaintiff contends that such actions constitute improper and illegal use of the plaintiff’s land by the defendants. The plaintiff also alleges trespass, unjust enrichment, fraud and deceit, and civil conspiracy. The plaintiff seeks damages in the amount of $5 million, punitive damages, disgorgement of gross revenues derived from the alleged wrongful conduct, a percentage of the gross profits obtained from the use of a fiber telecommunications network and costs.

Gulf Power Company Rights-of-Way. The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of the Company’s network. In the fourth quarter of 2000, Gulf Power was sued in the

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Circuit Court of Gadsden County, Florida, by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis that, among other things, there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court also has permitted the plaintiffs to amend their complaint to allege additional facts to support their contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. In November 2003, the trial court granted the plaintiffs’ motion for partial summary judgment, holding that Gulf Power’s authority to operate and condemn the property was restricted to uses “relating to electric power,” Gulf Power never had authority to operate or condemn property for general telecommunications use, Gulf Power’s use of its condemnation powers to support telecommunications use would have violated applicable Florida statutes, since Gulf Power could not lawfully engage in general telecommunications business, the plaintiffs could not have reasonably intended to convey rights to Gulf Power to use the easements in such business, and the defendants cannot contend that general telecommunications fiber optics lines for international use are “necessary or convenient in connection with” Gulf Power’s transmission of electricity.

Georgia Power Company Rights-of-Way. The Company uses rights-of-way of Georgia Power Company in Georgia for a portion of the Company’s network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of landowners. The plaintiffs have alleged that Georgia Power and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. The Company was made a party to the suit in January 2002.

In November 2002, a civil action was filed in the Superior Court of Walton County, Georgia, against Georgia Power Company and the Company. The plaintiff, claiming to be representative of a class of all landowners over which Georgia Power Company has facilities, alleges that the documents granting Georgia Power Company the rights to cross the plaintiff’s property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. The civil action claims trespass and unjust enrichment. There are no specified dollar amounts demanded in the complaint, but the relief sought includes compensatory damages, punitive damages, attorney fees and injunctive relief requiring the removal of the fiber optic facilities from the plaintiff’s land. This matter has been stayed by agreement of the parties pending the outcome of the Decatur County action, as that case may encompass the same claims.

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. On March 11, 2003, a complaint was filed against the Company in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, claim to be owners of the land across which certain rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad are located. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad across Mississippi. The plaintiffs claim that the documents granting the rights-of-way Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorney fees, an accounting of amounts paid to Kansas City Southern Railroad and Illinois Central Railroad and declaratory relief

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

regarding the parties’ rights. The Company has denied the allegations, but has counter-claimed for the certification of a class of counter-defendants. The Company seeks a declaration that it has the right to use the rights-of-way or, alternatively, to condemn such rights.

On July 10, 2003, a complaint was filed against the Company in the Fifth Judicial District Court for the Parish of Richland, State of Louisiana. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the land which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorney’s fees.

Company’s Suit for Rights-of-Way Indemnification. In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company has obtained use of rights-of-way for their fiber optic telecommunications networks. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. The Company filed for summary judgment in December 2001, and the defendants subsequently also filed a motion for summary judgment. The court has not ruled on these motions, but indicated from the bench that the claim may not yet be ripe for adjudication. The defendants also have filed a counterclaim requesting, among other relief, that the Company reimburse them for the cost of perfecting the applicable rights-of-way.

12. Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan. The Company offered matching of employee contributions at a rate of 100% of up to the first 2% of employee contributions and 50% of up to the next 4% of employee contributions for the years ended December 31, 2002 and 2001. As of

January 1, 2003, the Company offers matching of employee contributions at a rate of 50% on the first 4% of employee contributions. Total matching contributions made to the Company’s plan and charged to expense by the Company for the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, the period from January 1, 2002 to October 29, 2002 and the year ended December 31, 2001 were $859,000, $258,000, $1.8 million and $2.4 million, respectively. No discretionary contributions were made for the year ended December 31, 2003, 2002 or 2001.

13. Related Party Transactions

The Company has adopted a policy requiring that any material transactions between the Company and certain persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arm’s-length transactions with independent third parties.

The following is a summary of certain transactions during the years ended December 31, 2003 and 2002 among the Company and its directors, executive officers, beneficial owners of more than 5% of its common stock or preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions With ITC Holding Company, Inc. and Affiliates

The Company entered into the transactions with ITC Holding Company, Inc., its subsidiaries and its affiliates described below. ITC Holding Company was the Company’s sole stockholder before the Company completed its initial public offering of common stock in October 1997. During the years ended December 31, 2003 and 2002, various directors and executive officers of ITC Holding Company also served as directors of the Company. Prior to the Company’s reorganization, ITC Holding Company was the beneficial owner of more than 5% of the Company’s old common stock, Series B-1 preferred stock and Series B-2 preferred stock. On October 29, 2002, in exchange for the cancellation of these securities and senior notes under the Company’s plan of reorganization, ITC Holding Company was issued over 5% of the Company’s new common stock. ITC Holding Company sold this common stock, and ceased to be an affiliate of ITC^DeltaCom, in connection with its acquisition by another company in May 2003. As a result, information with respect to some of the transactions between the Company and ITC Holding Company and its affiliates is provided through April 2003.

Telecommunications Services Transactions. The Company has provided long-distance and carrier-switched service to ITC Holding Company and its former subsidiaries, InterCall, Inc. and In View, between January 1, 2002 and April 30, 2003. The Company also earns commissions by serving as agent for some interexchange carriers doing business with InterCall. Under these agreements, the Company contracts with the interexchange carrier and re-bills the appropriate access charges plus a margin to InterCall. Revenues recorded by the Company for all of these services were approximately $1.9 million and $3.4 million for the years ended December 31, 2003 and 2002, respectively.

InterCall provides conference-calling services to the Company. For these services, the Company paid approximately $107,000 for the year ended December 31, 2002 and approximately $86,000 for the four months ended April 30, 2003.

Other Transactions. The Company is the joint owner with Campbell B. Lanier, III, a director, and other parties of an aircraft that it uses for corporate purposes. The Company and the other owners of the aircraft pay third parties for air travel services related to the operation, storage and maintenance of the aircraft on the Company’s behalf. The Company pays its proportionate share of the fees and expenses associated with these air travel services based on its use of the aircraft. ITC Service Company, a subsidiary of ITC Holding Company, provided the Company with the foregoing air travel services in the years ended December 31, 2002 and 2003 until ITC Holding Company was acquired by another company in May 2003. In connection with the May 2003 sale of ITC Holding Company, ITC Service Company transferred the air travel service portion of its business to ITC Holding Company, LLC, which is a single-member limited liability company managed and wholly owned by Mr. Lanier. The Company paid ITC Service Company approximately $433,000 for these services in the year ended December 31, 2002. During the year ended December 31, 2003, the Company paid ITC Service Company and ITC Holding Company, LLC a total of approximately $293,000 for these services and $37,000 for the use of business conference facilities.

During the year ended December 31, 2003, the Company recorded revenues of $293,000 for telecommunication services that it furnished to ITC Financial Services, LLC, an entity of which Mr. Lanier is an officer and significant stockholder.

Transactions With SCANA Corporation and Affiliates

The Company entered into the transactions with SCANA Corporation and its subsidiaries described below. William B. Timmerman, a director of ITC^DeltaCom, is also Chairman, Chief Executive Officer and President of SCANA. Before the plan of reorganization, SCANA was the beneficial owner of more than 5% of the

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s old common stock, Series A preferred sock, Series B-1 preferred stock and Series B-2 preferred stock. On October 29, 2002, in exchange for the cancellation of these securities under the Company’s plan of reorganization, and as a result of its investment in the currently outstanding Series A preferred stock, SCANA became the beneficial owner of more than 5% of the common stock and the Series A preferred stock.

Retail Services. The Company provides retail services, including local and long distance telephone services, data services and Internet access, to SCANA and some of SCANA’s subsidiaries. The Company billed those entities for such services a total of approximately $1.8 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

Access Services. The Company purchased long-haul services from SCANA totaling less than $60,000 and approximately $1.4 million for the years ended December 31, 2003 and 2002, respectively.

Leases. The Company leases office space and space for telecommunications switching equipment at various locations in Columbia, South Carolina from a subsidiary of SCANA. Under the lease agreements, the Company paid approximately $262,000 and $263,000 for the years ended December 31, 2003 and 2002, respectively.

Transactions With KNOLOGY, Inc. and Subsidiaries

The Company entered into the transactions with KNOLOGY, Inc. and its subsidiaries described below. Two of the Company’s directors, Campbell B. Lanier, III and Donald W. Burton, and one of the Company’s significant stockholders, SCANA Corporation, beneficially own approximately 6.3%, 9.8% and 12.5%, respectively, of the outstanding voting common stock of KNOLOGY, Inc. SCANA Corporation also beneficially owns all of KNOLOGY’s outstanding non-voting common stock. Mr. Lanier serves as Chairman of KNOLOGY’s board of directors and Mr. Burton serves as a director of KNOLOGY.

The Company has sold capacity on its fiber optic network to KNOLOGY and one of its subsidiaries, Interstate Telephone Company. The Company also has provided long distance and carrier switched long-distance service to KNOLOGY and its subsidiaries, Interstate Telephone Company and Valley Telephone Company. The Company provides directory assistance and operator service to KNOLOGY and some of its subsidiaries. Revenues recorded by the Company for all of these services were approximately $1.1 million for each of the years ended December 31, 2003 and 2002.

The Company purchased feature group access and other services from KNOLOGY and its subsidiaries totaling approximately $837,000 and $703,000 for the years ended December 31, 2003 and 2002, respectively. The Company also purchased fiber ring circuits from KNOLOGY in the year ended December 31, 2003 for $225,000.

Transactions With the Welsh Carson Securityholders

On October 29, 2002, pursuant to the Company’s plan of reorganization, the Welsh Carson securityholders acquired 49.3% of the Company’s common stock in exchange for cancellation of their senior notes (Note 14). These securityholders subsequently increased their ownership of the Company’s voting securities in connection with the Company’s acquisition of BTI (Note 3).

The Welsh Carson securityholders and some of their affiliates, including BTI before it was acquired by the Company and other portfolio companies, sell telecommunications services to, and purchase telecommunications and related services from, the Company in the ordinary course of business on arm’s-length terms. The amount of

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the purchases by the Welsh Carson securityholders and their affiliates of telecommunications and related services from the Company totaled approximately $600,000 and $573,000 for the years ended December 31, 2003 and 2002, respectively. The sales by the Welsh Carson securityholders of telecommunications services to the Company totaled approximately $1.1 million and $1.5 million for the years ended December 31, 2003 and 2002, respectively.

Transactions With J. Smith Lanier, II and Affiliates

The Company entered into the transactions with J. Smith Lanier, II described below. Before consummation of the Company’s plan reorganization, Mr. Lanier was the beneficial owner of more than 5% of the Company’s common stock. Mr. Lanier also is the beneficial owner of more than 5% of the Series A preferred stock and the Chairman and a principal stockholder of J. Smith Lanier & Co. William T. Parr, who was a director of ITC^DeltaCom before the reorganization, serves as Vice Chairman of J. Smith Lanier & Co.

Insurance Brokerage Services. J. Smith Lanier & Co., an insurance placement company, has provided the Company with insurance brokerage services, including the negotiation and acquisition on behalf of the Company of various insurance policies with third-party insurers. J. Smith Lanier & Co. generally receives a commission on the gross premium of these insurance policies ranging from 5% to 7%. This gross premium totaled $3.5 million and $2.4 million for the years ended December 31, 2003 and 2002, respectively. J. Smith Lanier & Co. also has performed risk management services for the Company for no additional consideration.

Retail Services. The Company provides retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Revenue attributable to J. Smith Lanier & Co. for the provision of these services totaled approximately $707,000 and $500,000 for the years ended December 31, 2003 and 2002, respectively.

14. Chapter 11 Bankruptcy Proceedings

To conserve liquidity for its business, ITC^DeltaCom did not pay the scheduled May 15, 2002 interest payments due on its 9 3/4% senior notes due 2008 and on its 4 1/2% convertible subordinated notes due 2006 or the scheduled June 1, 2002 interest payment due on its 11% senior notes due 2007. The scheduled May 15, 2002 payments totaled approximately $6.1 million on the 9 3/4% senior notes and approximately $2.3 million on the 4 1/2% convertible subordinated notes. The scheduled June 1, 2002 payment totaled approximately $7.2 million.

On June 25, 2002, ITC^DeltaCom filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Under the Bankruptcy Code, interest on the outstanding senior notes and convertible subordinated notes and the 8% annual dividends on the Series B-1 preferred stock and Series B-2 preferred stock ceased to accrue during the bankruptcy proceedings.

ITC^DeltaCom’s plan of reorganization was confirmed by the Bankruptcy Court on October 17, 2002 and became effective on October 29, 2002. Under the plan on the effective date:

•	All of the Company’s outstanding senior notes and convertible subordinated notes, in a total principal amount of $515 million plus accrued and unpaid interest, were canceled and the former holders of those notes received in exchange a total of 43,249,948 shares, or approximately 86.5%, of the common stock of the reorganized company.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	All of the Company’s outstanding common stock, Series A convertible preferred stock and Series B-1 and Series B-2 preferred stock, including accumulated and undistributed dividends on the Series B-1 and Series B-2 preferred stock, was canceled and the former holders of those securities collectively received a total of 494,398 shares, or approximately 1%, of the new common stock.

•	The Company issued and sold in a private offering 298,154 shares of the new Series A preferred stock, warrants to purchase approximately 1,013,724 shares of the new common stock, and 1,000,000 shares of the new common stock for a purchase price of $29.8 million.

•	The Company issued and sold in a rights offering to holders of its old common stock and old preferred stock, for a total purchase price of $184,600, 1,846 shares of the new Series A preferred stock and warrants to purchase approximately 6,276 shares of the new common stock.

The foregoing ownership percentages of the common stock as of October 29, 2002 assume the conversion of the new Series A preferred stock into the new common stock as of that date.

Reorganization items are composed of items of expense that were realized or incurred by ITC^DeltaCom as a result of its reorganization under Chapter 11 of the Bankruptcy Code. Reorganization items consisted of the following (in thousands):

Professional fees and related expenses	$(14,074)
Write-off of deferred financing fees	(8,849)
Write-off of debt discounts.	(88)
Loss from write-down of assets	(228,179)
Gain from cancellation of debt	311,982

$60,792

Professional fees and related expenses represent legal, financial advisory and other expenses directly related to the bankruptcy proceedings.

Fresh Start Reporting

On October 30, 2002, the Company adopted fresh start reporting in accordance with the provisions of Statement of Position (SOP) 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Fresh start reporting resulted in a new operating entity with assets and liabilities adjusted to fair value and beginning retained earnings set to zero. Under SFAS No. 141, “Business Combinations,” fair value is defined as the amount at which an asset (or liability) could be bought (or incurred) or sold (or settled) in a current transaction, other than a forced or liquidation sale. Pursuant SFAS No. 141, the Company used the purchase method of accounting to allocate its reorganization value to its net assets, with the excess recorded as goodwill on the basis of fair value estimates. The reorganization value was determined to be $555.6 million as of October 30, 2002 and was developed by an independent financial advisor, which applied the following three valuation methodologies:

•	Income approach. The income approach measures the present worth of anticipated future economic benefit, in terms of net income or net cash flow. The net income or cash flow is forecasted over an appropriate period and discounted using the appropriate discount rate.

•	Market approach. The market approach measures the estimated value of assets by compiling and analyzing data with respect to actual, purchase-and-sale market transactions for, and listings of, similar

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets. Adjustments to the market values of the similar assets are made to compensate for differences in location, time of sale, profitability and physical characteristics between the subject assets and the similar assets, and to indicate a fair value for the subject assets.

•	Cost approach. The cost approach considers the cost of replacing an asset as an indicator of the asset’s value, under the theory that a prudent investor would pay no more for an asset than the amount for which the investor could replace the asset new. In the cost approach, an estimate of replacement cost new (“RCN”) is made. RCN represents the cost of current labor and materials necessary to construct or acquire a new asset of similar utility to the subject asset. “Similar utility” represents similar economic satisfaction and means that the new asset would be perceived by the investor or user as being equivalent to the subject asset. Normally, over time, an asset will become less than a perfect replacement for itself. Therefore, adjustments are made to the RCN to represent losses in value resulting from physical deterioration and from functional and economic obsolescence.

Whether an approach was used and the extent to which an approach was relied upon depended on the nature of the asset, the context of the valuation and the quality and quantity of information available. General procedures used to perform the fair value analysis included the following:

•	Discussions with management and site engineers concerning the fixed assets, customers, company structure, strategy, technology and trade name;

•	Industry analysis specifically related to customer turnover, profitability, growth and other key variables relating to the valuation of the customer relationships, technology and trade name; and

•	Historical financial analysis of the Company to compare operating and financial data of the Company to the those of the industry.

The Company’s reorganization value represented the value of the reorganized consolidated entity. This value was viewed as the fair value of the Company’s capital, comprising the value of long-term capital investment, including both long-term debt and equity, and the approximate amount a willing buyer would have paid for the Company’s net assets immediately after the reorganization was completed. The calculated reorganization value was based upon a variety of estimates and assumptions about circumstances and events, not all of which have taken place to date. These estimates and assumptions are inherently subject to significant economic and competitive uncertainties beyond the Company’s control, including, but not limited to, the Company’s ability to obtain and perform new contracts in a profitable manner.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of the plan of reorganization and the application of fresh start reporting on the Company’s consolidated balance sheet as of October 29, 2002 are as follows (in thousands):

	Predecessor Company	Effects of Plan of Reorganization		Fresh Start Accounting Adjustments		Successor Company
Current assets:
Cash and cash equivalents	$19,210	$29,554	(a)	$—		$48,764
Accounts receivable, customer	53,387	—		—		53,387
Accounts receivable, affiliates	3,798	—		—		3,798
Inventory	4,481	—		—		4,481
Prepaid expenses	4,769	—		—		4,769

Total current assets	85,645	29,554		—		115,199

Property, plant and equipment, net	611,036	—		(198,782	)(h)	412,254

Other long-term assets:
Intangible assets	55,278	—		(29,397	)(i)	25,881
Other long-term assets	2,284	—		—		2,284

Total other long-term assets	57,562	—		(29,397)		28,165

Total assets	$754,243	$29,554		$(228,179)		$555,618

Current liabilities:
Accounts payable—trade	$37,513	$—		$—		$37,513
Accounts payable—construction	4,031	—		—		4,031
Accrued interest	1,219	—		—		1,219
Accrued compensation	5,238	—		—		5,238
Unearned revenue	20,260	—		—		20,260
Other accrued liabilities	19,006	—		—		19,006
Current portion of long-term debt and capital lease obligations	4,238	—		—		4,238

Total current liabilities	91,505	—		—		91,505

Long-term debt and capital lease obligations	200,109	—		—		200,109

Liabilities subject to compromise	538,147	(538,147	)(b)	—		—

Redeemable convertible preferred stock:
Successor—preferred Series A				—		24,433
Predecessor—preferred Series B-1	26,708	(26,708	)(c)	—		—
Predecessor—preferred Series B-2	36,983	(36,983	)(c)	—		—

	63,691	(39,258)		—		24,433

Stockholders’ equity (deficit):
Predecessor—preferred Series A	15	(15	)(d)	—		—
Predecessor—common stock	624	(624	)(d)	—		—
Successor—common stock	—	447	(a)	—		447
			(e)
Additional paid in capital	356,839	(119,837	)(e)	—		237,002
Warrants	11,441	(9,319	)(a)	—		2,122
			(f)
Deficit	(508,128)	736,307	(g)	(228,179)		—

Total stockholders’ equity (deficit).	(139,209)	606,959		(228,179)		239,571

Total liabilities and stockholders’ equity	$754,243	$29,554		$(228,179)		$555,618

(a)	Represents the purchase price of the new Series A preferred stock, net of issuance costs and value assigned to the warrants and common stock issued as part of the transaction.
(b)	Represents the discharge of indebtedness in accordance with the plan of reorganization as follows (in thousands):

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior notes	$415,000
Convertible subordinated notes	100,000
Accrued interest	23,147

Total	$538,147

(c)	Represents the cancellation of the Series B-1 preferred stock and Series B-2 preferred stock of the Predecessor Company in accordance with the plan of reorganization.
(d)	Represents the cancellation of the Series A convertible preferred stock and common stock of the Predecessor Company in accordance with the plan of reorganization.
(e)	Represents the issuance of the new common stock in accordance with the plan of reorganization.
(f)	Represents the cancellation of the warrants of the Predecessor Company and the assignment of the value of the warrants to the Successor Company.
(g)	Represents the elimination of historical accumulated deficit and adjusts stockholders’ equity to reflect the fair value of the Successor Company’s total equity.
(h)	Represents an adjustment to property, plant and equipment to fair value and a write-off of previously-recorded accumulated depreciation.
(i)	Represents the elimination of goodwill and other intangibles of the Predecessor Company.

16. Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts). The sum of the per share amounts do not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Operating revenues	$99,074	$102,483	$108,084	$151,925	$461,566
Gross margin	51,090	51,922	53,478	74,232	230,722
Net loss applicable to common stockholders	(4,727)	(4,285)	(4,309)	(14,931)	(28,251)
Basic and diluted net loss per common share	(0.11)	(0.10)	(0.10)	(0.29)	(0.61)

	Predecessor				Successor
2002	First Quarter	Second Quarter	Third Quarter	Period from October 1 to October 29,	Period from October 30 to December 31,
				2002	2002	Total (a)
Operating revenues	$109,348	$108,611	$101,021	$33,917	$65,569	$418,466
Gross margin	58,359	58,364	53,169	18,085	35,548	223,525
Net (loss) income applicable to common stockholders	(32,896)	(34,754)	(34,758)	68,932	(3,210)	(36,686)
Basic and diluted net (loss) income per common share.	(0.53)	(0.56)	(0.56)	1.11	(0.07)	N/A

(a)	Basic and diluted net loss per common share is not comparable on a full-year basis for the year ended December 31, 2002 as a result of the Company’s reorganization.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of ITC^DeltaCom, Inc.

The audit referred to in our report dated February 20, 2004 relating to the consolidated financial statements of ITC^DeltaCom, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based upon our audit.

In our opinion such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

Atlanta, Georgia

February 20, 2004

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO ITS INCORPORATION BY REFERENCE INTO ITC^DELTACOM, INC.’S PREVIOUSLY FILED REGISTRATION STATEMENTS; THEREFORE, AN INVESTOR’S ABILITY TO RECOVER ANY POTENTIAL DAMAGE MAY BE LIMITED.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of ITC^DELTACOM, INC. and SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 15, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia

February 15, 2002

ITC^DELTACOM, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFICATION ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Additions			Deduction		Balance at End of Period
Description:		Charged to Income	Charged to Other Accounts
Provision for uncollectible accounts
Year Ended December 31, 2001	$3,003	$5,230	$0		$2,544	(1)	$5,689
Period from January 1, to October 29, 2002	5,689	3,595	0		2,359	(1)	6,925
Period from October 30 to December 31, 2002	6,925	1,184	0		765	(1)	7,344
Year Ended December 31, 2003	7,344	4,715	0		4,989	(1)	7,070
Valuation allowance for deferred tax assets
Year Ended December 31, 2001	57,362	55,203	2,275	(2)	0		114,840
Period from January 1, to October 29, 2002	114,840	32,884	0		0		147,724
Period from October 30 to December 31, 2002	147,724	646	0		(118,904	)(3)	29,466
Year Ended December 31, 2003	29,466	44,709	93,023		0		167,198

(1)	Represents the write-off of accounts considered to be uncollectible, less recovery of amounts previously written off.
(2)	Represents the increase in the valuation allowance related to stock option compensation deductible for income tax purposes, but not for financial accounting purposes, and charged to additional paid-in capital, net of a full valuation allowance.
(3)	Represents the reduction in the Company’s net operating loss carry forwards as a result of its reorganization.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of March 2003.

ITC^DELTACOM, INC.

By:	/s/ LARRY F. WILLIAMS
Larry F. Williams Chairman and Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2003.

Signature	Title

/s/ LARRY F. WILLIAMS Larry F. Williams	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DOUGLAS A. SHUMATE Douglas A. Shumate	Senior Vice President-Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Director

/s/ DONALD W. BURTON Donald W. Burton	Director

/s/ JOHN J. DELUCCA John J. Delucca	Director

/s/ R. GERALD MCCARLEY R. Gerald McCarley	Director

/s/ ROBERT C. TAYLOR Robert C. Taylor, Jr.	Director

/s/ WILLIAM B. TIMMERMAN William B. Timmerman	Director

/s/ JOHN ALMEIDA JR. John Almeida Jr.	Director

/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director

/s/ SANJAY SWANI Sanjay Swani	Director

Thomas E. McInerney	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”), and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.3	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.4	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference.

4.5	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to the 2004 Form S-3 and incorporated herein by reference.

4.6	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.7	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Agreement, dated January 14, 1997, between DeltaCom, Inc. and SCANA Communications, Inc. for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to the 1997 Form S-4 and incorporated herein by reference.

10.3.1	Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as Exhibit 10.94 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683) (the “1997 Form S-1”), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.3.2	First Amendment to Sale and Purchase Agreement, dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC^DeltaCom, Filed as Exhibit 10.95 to the 1997 Form S-1 and incorporated herein by reference.

10.4	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.5.1	Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.49.1 to the 2000 Form 10-K and incorporated herein by reference.

10.5.2	First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.2 to the 2000 Form 10-K and incorporated herein by reference.

10.5.3	Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.3 to the 2000 Form 10-K and incorporated herein by reference.

10.6	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

+10.7.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 333-41723) and incorporated herein by reference.

10.7.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

++*10.7.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc.

10.8.1	Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the “Master Lease Agreement”). Filed as Exhibit 10.47.1 to the 2000 Form 10-K and incorporated herein by reference.

10.8.2	Form of Equipment Schedule to the Master Lease Agreement. Filed as Exhibit 10.47.2 to the 2000 Form 10-K and incorporated herein by reference.

10.8.3	Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC Capital Corporation. Filed as Exhibit 10.47.3 to the 2000 Form 10-K and incorporated herein by reference.

10.8.4	Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2001 and incorporated herein by reference.

10.8.5	Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.37.5 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.8.6	Amendment to the Schedules and the Leases, dated as of October 29, 2002, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors. Filed as Exhibit 99.4 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on November 1, 2002, and incorporated herein by reference.

*10.8.7	Second Amendment to the Schedules and the Leases, dated as of October 6, 2003, among Interstate FiberNet, Inc., ITC^DeltaCom Communications, Inc., NTFC Capital Corporation and General Electric Capital Corporation.

10.9.1	Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc., as Lessee (the “GECC Master Lease Agreement”). Filed as Exhibit 10.42.1 to the 2001 Form 10-K and incorporated herein by reference.

10.9.2	Form of Equipment Schedule to the GECC Master Lease Agreement. Filed as Exhibit 10.42.2 to the 2001 Form 10-K and incorporated herein by reference.

+10.10.1	Purchase and License Agreement, Contract No. ITC2003PLA, dated June 23, 2003, between Nortel Networks Inc. and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc. (the “Purchase and License Agreement”). Filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2003 (the “August 2003 Form 10-Q”) and incorporated herein by reference.

10.10.2	Amendment No. 1 to the Purchase and License Agreement. Filed as Exhibit 10.1.2 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.3	Commitment Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.3 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.4	Optical Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.4 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.5	Switching Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.5 to the August 2003 Form 10-Q and incorporated herein by reference.

10.10.6	Technical Information Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.6 to the August 2003 Form 10-Q and incorporated herein by reference.

10.11.1	Second Amended and Restated Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc. as Borrower, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Lenders named therein, as Lender Parties, and Wells Fargo Bank Minnesota, National Association, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

*10.11.2	Second Amended and Restated Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to Wells Fargo Bank Minnesota, National Association, as Collateral Agent.

10.11.3	Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders on the signature pages thereof, and General Electric Capital Corporation, as administrative agent and collateral agent. Filed as Exhibit 10.5 to the October 21, 2003 Form 8-K and incorporated herein by reference.

*10.11.4	Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to General Electric Capital Corporation, as Collateral Agent.

Exhibit Number	Exhibit Description

*10.11.5	Intercreditor and Subordination Agreement, dated as of October 6, 2003, by and among the First Lien Agent, the First Lien Lenders, the Second Lien Agent, the Second Lien Lenders and the Loan Parties (as defined therein).

10.12.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among ITC^DeltaCom, Inc., 8DBC1 Corp., BTI Telecom Corp. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 2.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.12.2	Governance Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Larry F. Williams, Campbell B. Lanier, III and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc., SCANA Corporation, Campbell B. Lanier, III and the other Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.15.1	Purchase Agreement, dated as of August 22, 2002, as amended, among ITC^DeltaCom, Inc., the several Purchasers named therein and ITC Holding Company, Inc. Filed as Exhibit 10.29.1 to the 2002 Form 10-K and incorporated herein by reference.

10.15.2	Purchase Agreement, dated as of August 22, 2002, as amended, between ITC^DeltaCom, Inc. and SCANA Corporation. Filed as Exhibit 10.29.2 to the 2002 Form 10-K and incorporated herein by reference.

10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “December 2003 Form S-8”) and incorporated herein by reference.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

*10.17	Description of ITC^DeltaCom, Inc. Bonus Plan.

10.18	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to the 1997 Form S-1 and incorporated herein by reference.

*10.19	Letter Agreement, dated as of October 27, 2003, between Larry F. Williams and ITC^DeltaCom, Inc.

10.20.1	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Larry F. Williams. Filed as Exhibit 10.30.1 to the 2002 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.20.2	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Andrew M. Walker. Filed as Exhibit 10.30.2 to the 2002 Form 10-K and incorporated herein by reference.

10.20.3	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Douglas A. Shumate. Filed as Exhibit 10.30.3 to the 2002 Form 10-K and incorporated herein by reference.

10.20.4	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.30.4 to the 2002 Form 10-K and incorporated herein by reference.

10.20.5	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Steven D. Moses. Filed as Exhibit 10.30.5 to the 2002 Form 10-K and incorporated herein by reference.

10.20.6	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Thomas P. Schroeder. Filed as Exhibit 10.30.7 to the 2002 Form 10-K and incorporated herein by reference.

*10.20.7	Executive Employment and Retention Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and John W. Braukman, III.

10.21	Deferred Compensation Agreement between ITC^DeltaCom, Inc. and Gerald McCarley. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2003 and incorporated herein by reference.

*21.1	Subsidiaries of ITC^DeltaCom, Inc.

*23.1	Consent of BDO Seidman, LLP.

+++23.2	Consent of Arthur Andersen LLP.

*31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been furnished separately to the Secretary of the Securities and Exchange Commission without such text pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act.
+++	The Registrant’s consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2001 included in this report have been audited by Arthur Andersen LLP, as stated in their report dated February 15, 2002. After reasonable efforts, the Registrant has been unable to obtain Arthur Andersen’s consent to the incorporation by reference into its Registration Statements on Form S-3 (File No. 333-101537), Form S-8 (File No. 333-101007), Form S-8 (File No. 333-49034), Form S-8 (File No. 333-62773) and Form S-8 (File No. 333-111329) of Arthur Andersen’s report with respect to these financial statements. Under these circumstances, Rule 437a under the Securities Act permits the Registrant to file such registration statements without a written consent from Arthur Andersen. The absence of such consent may limit recovery by investors on certain claims. In particular, and without limitation, investors will not be able to assert claims against Arthur Andersen under Section 11 of the Securities Act for any untrue statements of material fact contained, or any omissions to state a material fact required to be stated, in those audited financial statements. In addition, the ability of Arthur Andersen to satisfy any claims (including claims arising from Arthur Andersen’s provision of auditing and other services to the Registrant) may be limited as a practical matter as a result of Arthur Andersen’s financial condition or other matters relating to the various civil and criminal lawsuits relating to Arthur Andersen.