Form 10-Q
period 2004-03-31
ITC DELTACOM INC
filed 2004-05-07
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 23, 2004
Common Stock, $.01 par value	51,834,252 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,197	$50,099
Restricted cash	1,639	1,639
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $7,480 and $7,070 in 2004 and 2003, respectively	73,261	75,882
Affiliate	199	188
Inventory	3,998	3,261
Prepaid expenses, deposits and other current assets	10,786	10,175

Total current assets	122,080	141,244

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $89,192 and $69,244 in 2004 and 2003, respectively	528,026	539,676

OTHER LONG-TERM ASSETS:
Goodwill and other indefinite life intangible assets	38,897	38,897
Amortizable intangible assets, net of accumulated amortization of $3,852 and $2,967 in 2004 and 2003, respectively	21,464	22,349
Other assets	3,273	2,887

Total other long-term assets	63,634	64,133

Total assets	$713,740	$745,053

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$53,845	$63,896
Capital related	2,145	6,678
Accrued interest	901	1,518
Accrued compensation	5,735	5,981
Unearned revenue	21,029	21,683
Other accrued liabilities (Note 4)	29,996	30,379
Current portion of unsecured equipment obligations (Note 3)	3,588	4,355
Current portion of long-term debt and capital lease obligations (Note 3)	13,848	13,588

Total current liabilities	131,087	148,078

LONG-TERM LIABILITIES:
Long-term restructuring liabilities (Note 4)	7,790	9,264
Long-term unsecured equipment obligation (Note 3)	2,883	3,808
Long-term debt and capital lease obligations (Note 3)	284,622	288,183

Total long-term liabilities	295,295	301,255

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A; 329,285 and 322,828 shares issued and outstanding in 2004 and 2003, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	28,142	27,365
Par value $0.01; 1,200,000 shares designated Series B; 356,674 and 350,000 shares issued and outstanding in 2004 and 2003, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	28,498	27,642

Total convertible redeemable preferred stock	56,640	55,007

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 350,000,000 shares authorized; 51,834,252 and 51,848,300 shares issued and outstanding in 2004 and 2003, respectively	518	518
Additional paid-in-capital	265,173	264,763
Warrants outstanding	6,892	6,892
Deficit	(41,865)	(31,460)

Total stockholders’ equity	230,718	240,713

Total liabilities and stockholders’ equity	$713,740	$745,053

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2004	2003
OPERATING REVENUES:
Integrated communications services revenues	$119,500	$65,501
Equipment sales and related services revenues	4,367	8,801
Wholesale services revenues	25,207	24,772

TOTAL OPERATING REVENUES	149,074	99,074
COST OF REVENUES (exclusive of items shown separately below)	73,720	47,984

GROSS MARGIN	75,354	51,090

OPERATING EXPENSES:
Selling, operations and administration	55,946	36,894
Depreciation and amortization	20,834	14,511
Stock-based deferred compensation (Note 1)	409	221
Merger-related expenses	105	—

Total operating expenses	77,294	51,626

OPERATING LOSS	(1,940)	(536)

OTHER (EXPENSE) INCOME:
Interest expense	(5,365)	(3,524)
Interest income	78	81
Other expense (Note 1)	(1,478)	—

Total other expense, net	(6,765)	(3,443)

LOSS BEFORE INCOME TAXES	(8,705)	(3,979)

INCOME TAX EXPENSE	—	—

NET LOSS	(8,705)	(3,979)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,700)	(748)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10,405)	$(4,727)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.20)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,834,252	44,834,101

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,705)	$(3,979)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	20,834	14,511
Stock-based compensation	409	221
Amortization of debt issuance costs	143	149
Changes in current operating assets and liabilities:
Accounts receivable, net	2,610	(2,038)
Inventory	(737)	250
Prepaid expenses	(611)	(3,125)
Accounts payable	(7,310)	4,083
Accrued interest	(617)	453
Unearned revenue	(654)	(202)
Accrued compensation and other accrued liabilities	293	(4,360)

Total adjustments	14,360	9,942

Net cash provided by operating activities	5,655	5,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,299)	(6,438)
Change in accrued capital related costs	(4,533)	(594)
Other	(98)	13
Payment for accrued merger costs	(5,634)	—

Cash used in investing activities	(18,564)	(7,019)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and capital lease obligations	(4,993)	(614)
Change in assets restricted for contingencies	—	16

Cash used in financing activities	(4,993)	(598)

CHANGE IN CASH AND CASH EQUIVALENTS	(17,902)	(1,654)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,099	30,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,197	$28,900

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$4,930	$2,928

Cash paid (refunds received) for income taxes, net	$—	$(250)

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$1,700	$748

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, colocation and managed services, and sells customer premise equipment to the Company’s end-user customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic and selectively sells to other communications providers on a wholesale basis.

Factors Affecting Comparability of Financial Information

On October 6, 2003, the Company completed its acquisition of BTI Telecom Corp. (“BTI”), a facilities-based integrated communications provider serving markets in the mid-Atlantic and southeastern regions of the United States. BTI’s services include local exchange service, long distance service, data services, Internet access and other enhanced services. Before the acquisition, BTI focused its service offerings on small and medium-sized business customers from Washington, D.C. to Miami, Florida, the majority of which were located in Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. BTI operated a 4,500 route-mile fiber optic network across the eastern United States, three long distance switching centers and 14 local switching centers. BTI also colocated approximately 90 digital loop carriers in the central offices of incumbent local telephone companies, had approximately 174,500 local access lines in service and provided local service over its own facilities for approximately 42% of those lines.

Comparison of the Company’s operating results is materially affected by its acquisition of BTI, whose results are included in the Company’s 2004 operating results, but are not included in the Company’s 2003 operating results until the three months ended December 31, 2003. As a result of the significance of the BTI acquisition, the Company’s operating results for periods in 2003 are not directly comparable to the Company’s operating results for periods in 2004.

Segment Disclosure

As a result of cost-reducing measures the Company implemented in connection with the reorganization it consummated on October 29, 2002 and the changing environment of the telecommunications business, beginning with the first quarter of 2003, the Company consolidated its broadband transport services segment and its retail services segment, which the Company manages and reports as a single business segment.

Liquidity

The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. The Company’s liquidity needs and capital resources have changed significantly since it initiated a restructuring in 2001, which culminated in the consummation of a plan of reorganization under Chapter 11 of the United States bankruptcy code in October 2002. Until 2002, the Company required significant infusions of funds from capital market transactions and credit facility borrowings to finance a substantial portion of its investing and financing activities. To achieve its business plan, the Company obtained significant external financing for capital expenditures and working capital requirements, including repayment of indebtedness and the funding of operating losses. During 2003, the Company funded its operating and capital requirements and other cash needs principally through cash from operations and cash on hand. In connection with its acquisition of BTI in October 2003, the Company assumed total BTI indebtedness of approximately $111.4 million. Immediately prior to the acquisition, certain of BTI’s securityholders purchased a total of 350,000 shares of a new issue of ITC^DeltaCom’s 8% Series B convertible redeemable preferred stock for a total purchase price of $35 million, providing funds required to support integration expenses and capital requirements.

On March 15, 2004, the Company announced plans to offer, subject to market and other conditions, $300 million in aggregate principal amount of senior notes. The notes were intended to be offered to institutional buyers in a private offering. The net proceeds from the placement of the notes were to be used to repay or refinance approximately $281 million of the Company’s existing senior and junior secured credit facilities and other indebtedness and for working capital and other general corporate purposes. Due to adverse market conditions, the Company withdrew the private offering on March 24, 2004. The Company incurred expenses of approximately $1.5 million related to the structuring, documentation and marketing of the private offering. These expenses are reflected in “Other expense” in the accompanying Statement of Operations for the three months ended March 31, 2004.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for the fair presentation of the unaudited, condensed consolidated financial statements have been included, and the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “2003 Form 10-K”).

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2004. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2004.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2003 and for the year ended December 31, 2003 to conform with the presentation of the financial statements for the three months ended March 31, 2004.

Stock-Based Compensation

At March 31, 2004, the Company had one stock-based employee compensation plan. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended March 31,
	2004	2003
Net loss applicable to common stockholders:
As reported	$(10,405)	$(4,727)
Add: total stock-based employee compensation expense included in net loss	409	221
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(751)	(718)

Pro forma	$(10,747)	$(5,224)

Basic and diluted net loss per common share:
As reported	$(0.20)	$(0.11)
Pro forma	$(0.21)	$(0.12)

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board issued an Exposure Draft to amend SFAS No. 123, which would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25. The proposed statement provides guidance on accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Under the Exposure Draft, SFAS No. 123 requires the cost resulting from all employee share-based payment transactions to be recognized in the financial statements and establishes a fair-value based method of accounting for the transactions. The Company continues to apply the recognition and measurement principles of APB Opinion No. 25, but has complied with the disclosure requirements of SFAS No. 148. Adoption of the requirements in the Exposure Draft would have an adverse impact on the Company’s financial results.

3. Long-Term Obligations and Capital Lease Obligations

Long-term obligations and capital lease obligations at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Senior secured credit facility	$183,444	$183,922
Junior secured credit facility	55,715	55,715
10 1/2% senior unsecured notes due 2007	18,525	18,525
8 3/4% unsecured note due 2006	7,072	7,072
Unsecured equipment obligation	6,471	8,164
Capital lease obligations at varying interest rates, maturing through July 2020	33,714	36,536

Total	304,941	309,934
Less current maturities	(17,436)	(17,943)

Total	$287,505	$291,991

4. Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to the Company’s restructurings in 2003 and the acquisition of BTI, which are recorded in accrued liabilities from January 1, 2004 through March 31, 2004 (in thousands):

	Balance at December 31, 2003	Accruals	Write-offs/ Payments	Balance at March 31, 2004
Restructuring charges:
Employee severance	$5,732	$—	$(1,519)	$4,213
Office space leases	10,399	—	(925)	9,474
Other	1,264	105	(284)	1,085

Total	$17,395	$105	$(2,728)	$14,772

Restructuring charges have been classified as follows:

	March 31, 2004	December 31, 2003
Other accrued liabilities	$6,982	$8,131
Long-term restructuring liabilities	7,790	9,264

Total	$14,772	$17,395

The Company expects to use the remaining restructuring accruals as it makes additional payments under the terms of office space lease agreements and for accrued severance costs. The Company is actively seeking to sub-lease vacant office space.

5. Commitments and Contingencies

At March 31, 2004, the Company had entered into agreements with vendors to purchase approximately $4.4 million of property, plant, equipment and services during 2004 related to the improvement and installation of switches, capacity increases and certain services initiatives.

BellSouth Interconnection Agreement

The Company’s interconnection agreements with BellSouth Telecommunications, Inc. (“BellSouth”) expired in June 2003. The Company expects to continue to operate under terms of the existing agreements until new agreements are reached. The Company is currently engaged in an arbitration process concerning the rates and terms of new agreements with BellSouth in Alabama, Georgia, Florida, North Carolina, Louisiana and Tennessee. State public utility commissions in Georgia and North Carolina have issued orders related to rates and terms which the Company generally considers to be acceptable. However, various issues remain outstanding and both BellSouth and the Company have asked for reconsideration of certain issues. The Company has adopted the agreements between AT&T and BellSouth for South Carolina, Mississippi and Kentucky under which the Company has assumed the rights and obligations applicable to AT&T under such agreements. The Company is currently unable to determine the impact, if any, that the remaining arbitration proceedings will have on its results of operations and financial condition.

Legal Proceedings

In the normal course of business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 11 to the Company’s audited consolidated financial statements included in the 2003 Form 10-K. Other than such proceedings, there are no legal proceedings pending against the Company that management believes could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Regulatory Proceedings

On March 2, 2004, a federal court of appeals vacated and remanded to the Federal Communications Commission several portions of an order the FCC issued in August 2003. In its order, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitors at cost-based rates. The FCC adopted rules which, among other things, permit state regulators, under specified circumstances, to impose significant limitations on the ability of competitive carriers like the Company to purchase the “unbundled network element platform,” or UNE-P, from incumbent local exchange carriers at regulated prices based on the FCC’s “Total Element Long Run Incremental Cost” methodology. The appellate court vacated certain portions of the order that were beneficial to the Company, including those portions requiring incumbent carriers to continue to make available mass market switching and dedicated transport facilities at cost-based rates, and delegating certain responsibilities to the states to determine which of these elements should continue to be made available. The court also upheld several portions of the order that could result in increased costs for the Company, including limiting the local loops and enterprise switching elements that must be made available to competitors like the Company at cost-based rates. In an effort to avoid further appeals and to resolve the outstanding issues resulting from the appellate court’s decision, the FCC has requested that incumbent and competitive carriers seek to negotiate a commercial resolution of these issues. To allow time for such negotiations, the appellate court has agreed to delay the effectiveness of its order until June 15, 2004. It is uncertain whether these commercial negotiations will be successful. If they are not successful and the FCC or any other party appeals the appellate court’s ruling, the Company cannot predict whether any such appeal will be successful. The Company also cannot predict how the FCC will act in any remand proceedings resulting from the ruling, or whether its resulting decisions will be favorable or unfavorable to the Company’s business.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, our estimated EBITDA, cost savings and other expected benefits of our acquisition of BTI Telecom Corp., business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed below and under the caption “Business—Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, include dependence on new product development, rapid technological and market change, dependence upon rights of way and other third-party agreements, debt service and other cash requirements, liquidity constraints and risks related to future growth and rapid expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies successfully, customer reductions in services, delays or difficulties in deployment and implementation of colocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules, general economic and business conditions, failure to maintain underlying service/vendor arrangements, competition, adverse changes in the regulatory or legislative environment, and various other factors beyond the Company’s control. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 and the financial statements and related notes included in that report.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand dollars and dollar amounts of less than $1 million to the nearest one thousand dollars.

Overview

We are one of the largest providers of integrated communications services in the southeastern United States. We deliver a comprehensive suite of voice and data communications services, including local exchange, long distance, enhanced data, Internet, colocation and managed services, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis. We believe that we are the largest facilities-based competitive provider of integrated communications services in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

During the three months ended March 31, 2004, we:

•	increased consolidated operating revenues by 50% over the first quarter of 2003, driven by the BTI merger and continued growth in our integrated communications services business;

•	reported first quarter EBITDA of $17.4 million, which represented a 41% gain over EBITDA for the fourth quarter of 2003 (excluding $1.5 million of withdrawn debt offering expenses included in EBITDA for the first quarter of 2004, EBITDA for the first quarter of 2004 would have totaled $18.9 million);

•	obtained listing of our common stock on the Nasdaq National Market;

•	continued to demonstrate solid execution of the BTI merger integration plan, achieving approximately $5.1 million in cost savings during the first quarter of 2004 and exiting March 2004 with $23.4 million of annualized cost savings;

•	maintained capital expenditures below the forecasted levels; and

•	introduced Simplici-T Plus, our new integrated T-1 product featuring dynamic bandwidth allocation of voice and broadband channels on demand.

Acquisition and Integration of BTI

On October 6, 2003, we completed our acquisition of BTI Telecom Corp., a facilities-based integrated communications provider serving markets in the mid-Atlantic and southeastern regions of the United States. BTI generated operating revenues of $56 million in the third quarter of 2003. Our acquisition of BTI has provided us with the opportunity to further our strategic initiative to increase monthly recurring revenues from end-user customers within our existing markets and has created one of the largest providers of integrated communications services in the southeastern United States. ITC^DeltaCom and BTI had similar retail growth strategies and targeted customers, complementary regional fiber optic networks and overlapping operations in 14 markets. By combining our business with that of a former competitor, the acquisition has enabled us to achieve a size and scale that we believe provides us with a competitive advantage in our primary markets and significant opportunities for cost savings and improved cash flow. As a result of the acquisition, we have achieved, and expect to continue to generate, significant operational efficiencies by increasing utilization of our switches and network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased long-haul facilities to our combined fiber optic network. The inclusion of BTI’s assets and operations in our business since October 6, 2003 has contributed to a significant increase in the size of our business between September 30, 2003 and March 31, 2004. Between those dates, we have:

•	increased the number of our installed access lines by approximately 75%, from approximately 255,000 to approximately 445,000, of which approximately 70,400 and 71,800 were related to our local interconnection business as of September 30, 2003 and March 31, 2004, respectively;

•	expanded the geographic reach of our owned fiber optic network by almost 70%, from approximately 6,450 route miles to over 10,900 route miles;

•	increased the number of locations in which we have colocated our network equipment with the network equipment of incumbent local telephone companies by approximately 38%, from approximately 185 locations to approximately 256 locations; and

•	increased our number of voice switches from 12 to 29.

We are integrating the operations of BTI into our existing operations to achieve significant economies of scale from the consolidation of sales and marketing, customer service, provisioning and installation, information technology, purchasing, financial and administrative functions. We have identified, for the three categories of costs shown in the table below, net cost savings of $30 million that we expect the acquisition will generate in 2004 and an additional $10 million that we expect to realize in 2005 as a result of the full-year impact of these prior-year savings. We also expect to achieve annualized cost savings of $40 million by the end of 2004 and of up to $60 million by the end of 2005. The following table shows the net and annualized amounts we have achieved as of March 31, 2004 and expect to achieve by the end of 2004:

Nature of Cost Savings	Cumulative Net Cost Savings Achieved in Three Months Ended March 31, 2004	Expected Actual Net Cost Savings in 2004	Annualized Cost Savings Achieved as of March 31, 2004	Expected Annualized Net Cost Savings in 2004
	(in thousands)
Compensation and benefits	$2,741	$15,000	$12,320	$20,000
Cost of revenues	1,104	9,000	5,782	$14,000
Other selling, operations and administrative expenses	1,222	6,000	5,339	$6,000

Total	$5,067	$30,000	$23,441	$40,000

We have achieved actual cumulative net cost savings of $7.3 million from the acquisition closing date through March 31, 2004. Of these savings, 55% were attributable to savings in compensation and benefits costs. We realized actual net cost savings of $5.1 million in the three months ended March 31, 2004, of which 54% were attributable to savings in compensation and benefits costs. We expect that savings in cost of revenues will account for the majority of our additional cost savings in future quarters. We anticipate that we will achieve annualized cost savings by June 30, 2004 of approximately $32 million, which would represent 80% of the annualized cost savings of $40 million we expect to realize by the end of 2004.

We expect to realize savings in compensation and benefits costs by reducing the total number of employees of ITC^DeltaCom and BTI as of July 1, 2004 by approximately 360 employees. The employee headcount of the combined company was reduced by a total of approximately 255 positions, or 70% of our total planned employee force reductions, as of March 31, 2004. Of these positions, approximately 50 were eliminated before the acquisition closing date, approximately 85 were eliminated between the acquisition closing date and December 31, 2003, and approximately 120 were eliminated in the three months ended March 31, 2004. These measures have resulted in approximately $12.3 million of annualized compensation and benefits costs savings as of March 31, 2004.

We expect to realize savings in cost of revenues by increasing utilization of our switches and network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased long-haul facilities to our combined fiber optic network. We have achieved annualized cost of revenues savings of approximately $5.8 million as of March 31, 2004.

We expect to realize savings in other selling, operations and administrative expenses by eliminating duplicative facilities, consolidating back office systems and eliminating redundant professional services and other corporate overhead costs. We have realized annualized other selling, operations and administrative cost savings of $5.3 million as of March 31, 2004, primarily as a result of the renegotiation of insurance premiums, facilities integration, and efficiencies related to back office operations, billing and collections, and public relations.

The foregoing annualized cost savings amounts as of March 31, 2004 are based on the approximate combined monthly costs of ITC^DeltaCom and BTI as of July 2, 2003, which is the date on which we agreed to acquire BTI. These cost savings amounts represent the total annual cost savings we expect to realize as a result of our cost savings initiatives from that date, even if we do not implement any of the costs savings initiatives we have planned for periods following March 31, 2004.

The foregoing cost savings estimates are based upon assumptions that are uncertain and are subject to significant business, economic and competitive uncertainties which are difficult to predict and often beyond the control of our management. These assumptions are based upon our management’s judgment concerning a number of factors, including operating efficiencies, the consolidation of functions, and the integration of operations, systems, marketing methods and procedures. We may not be able to accomplish these actions successfully, and these cost savings and efficiencies may not be achieved to the extent we estimate.

Other Information About Our Business

The following table presents, as of the dates indicated, additional information about our operations and business. Because of the significance of the BTI acquisition, our operating results for these periods are not directly comparable.

	March 31, 2004	December 31, 2003 (1)	September 30, 2003	June 30, 2003	March 31, 2003
Branch offices	40	39	36	36	36
Colocations (2)	256	256	186	186	185
Voice switches (3)	29	30	12	12	12
Number of employees	2,306	2,412	1,850	1,825	1,820

(1)	Increases reflect the acquisition and integration of BTI.

(2)	Two colocations in the same physical facility are reflected as one colocation.

(3)	Includes all voice switches, including our DEX and Nortel DMS500 voice switches.

The following table presents, as of the dates indicated, additional information about our business. All dollar amounts are rounded and shown in thousands.

	Three Months Ended
	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Integrated communications services revenues	$119,500	$118,245	$69,179	$67,751	$65,501
Equipment sales and related services revenues (1)	4,367	5,000	5,088	3,716	4,505
Wholesale services revenues:
Broadband transport	16,521	17,767	15,541	16,964	16,687
Local interconnection	3,828	3,564	4,468	3,738	3,184
Directory assistance and operator services	2,275	2,189	2,451	2,214	2,188
Other	2,583	1,975	1,616	2,609	2,713

Total wholesale services revenues	25,207	25,495	24,076	25,525	24,772

Subtotal	149,074	148,740	98,343	96,992	94,778

Plus: Revenues from discontinued activity (2)	—	3,185	9,741	5,491	4,296

Total operating revenues	$149,074	$151,925	$108,084	$102,483	$99,074

Increase in total operating revenues (over previous quarter), excluding revenues from discontinued activity (1)	0.2%	51.2%	1.3%	2.3%	—
Retail business lines installed (3)	372,850	368,863	184,606	181,152	176,026
Wholesale lines installed (3)	71,737	68,770	70,380	56,741	59,271

Total business lines installed (3)	444,587	437,633	254,986	237,893	235,297
Lines installed/sold percentage
Integrated communications services	95%	97%	97%	97%	97%
Wholesale services	95%	97%	97%	94%	96%

(1)	Excludes revenues generated by our integrated technology services offerings, which were discontinued in October 2003. See note (2).

(2)	Represents revenues generated by our discontinued integrated technology services offerings.

(3)	Reported net of lines disconnected or canceled.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following comparison of our operating results is materially affected by our acquisition in October 2003 of BTI, whose results are included in our 2004 operating results. Because of the significance of the BTI acquisition, our operating results for these periods are not directly comparable.

Operating Revenues. Total operating revenues increased $50.0 million, or 50%, from $99.1 million for the three months ended March 31, 2003 (the “2003 quarter”) to $149.1 million for the three months ended March 31, 2004 (the “2004 quarter”). Integrated communications services revenues for the 2004 quarter increased 82%, or $54.0 million, from the 2003 quarter. Excluding BTI’s results, operating revenues from integrated communications services for the 2004 quarter increased $4.0 million, or 6%, from $65.5 million in the 2003 quarter.

We expect to generate revenue growth during the remainder of 2004 in our integrated communications services, especially through our T-1-based products for business customers. Sales productivity, as measured by the amount of sales orders per sales representative, increased substantially in the 2004 quarter. We expect that the sales productivity improvement will generate increased integrated communication services revenues in the second and third quarters of 2004.

The decline in revenues from equipment sales and related services of 50%, or $4.4 million, in the 2004 quarter was primarily attributable to the discontinuation of our integrated technology services offerings in October 2003.

Revenues generated by sales of wholesale services for the 2004 quarter declined by 7% from the 2003 quarter due to competitive market pressures to reduce prices. We expect that wholesale services revenues could experience continued pricing pressure throughout 2004 and decline by approximately $1.0 million in the second quarter of 2004. This anticipated pressure should only partially offset the anticipated increase in revenue generated by our integrated communications services, which should result in consolidated revenue growth in the second quarter of 2004.

Cost of Revenues. Total cost of revenues of $73.7 million, or 49% of total operating revenues, for the 2004 quarter represented an increase of $25.7 million from total cost of revenues of $48.0 million, or 48% of total operating revenues, for the 2003 quarter. The increase in total cost of revenues for the 2004 quarter was attributable primarily to our acquisition of BTI in the fourth quarter of 2003. Excluding cost of revenues of $27.8 million and revenues of $50.0 million attributable to BTI’s operations, total cost of revenues of $45.9 million, or 46% of total operating revenues, for the 2004 quarter represented a decrease of $2.1 million from total cost of revenues of $48.0 million, or 48% of total operating revenues, for the 2003 quarter.

The increase in our cost of revenues as a percentage of revenues for the first quarter of 2004 primarily resulted from our acquisition of BTI. As a result of our decision to consolidate and integrate the ITC^DeltaCom and BTI networks and to de-emphasize lower margin, nonrecurring sales, we expect decreases in future periods in cost of revenues as a percentage of revenue attributable to our integrated communications services. As a result, we expect that our total cost of revenues as a percentage of total operating revenues will decline in the last three quarters of 2004.

Selling, Operations and Administration Expense. Selling, operations and administration expense increased $19.1 million from $36.9 million, or 37% of total operating revenues, for the 2003 quarter to $55.9 million, or 38% of total operating revenues, for the 2004 quarter. The increase in selling, operations and administration expense was primarily attributable to our acquisition of BTI and additional expense related to our residential consumer services initiative. We expect a decline in selling, operations and administration expense in the second quarter of 2004 from integration activities related to the BTI acquisition that should further reduce personnel, facilities and insurance costs. Excluding selling, operations and administration expense and revenues attributable to BTI’s operations, selling, operations and administration expense decreased $2.1 million from $36.9 million, or 37% of total operating revenues, for the 2003 quarter to $34.8 million, or 35% of total operating revenues, for the 2004 quarter.

Our number of employees decreased from 2,412 at December 31, 2003 to 2,306 at March 31, 2004. This reduction primarily reflects employee reductions resulting from our BTI integration efforts. These reductions were offset in part by selected hiring to support our growth and strategic initiatives.

Depreciation and Amortization. Depreciation and amortization expense increased $6.3 million from $14.5 million for the 2003 quarter to $20.8 million for the 2004 quarter. The increase in depreciation and amortization expense was primarily attributable to our acquisition of BTI. Excluding depreciation and amortization expense attributable to BTI, depreciation and amortization expense increased $1.1 million from $14.5 million for the 2003 quarter to $15.6 million for the 2004 quarter. We expect our depreciation and amortization expense will continue to be significantly higher in 2004 than in 2003 due to the BTI acquisition.

Interest Expense. Interest expense increased $1.9 million from $3.5 million for the 2003 quarter to $5.4 million for the 2004 quarter. The increase in interest expense was primarily attributable to our BTI acquisition, including our assumption of $111.3 million of BTI indebtedness. Excluding interest expense directly attributable to BTI, interest expense decreased $0.3 million from $3.5 million for the 2003 quarter to $3.2 million for the 2004 quarter.

EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA increased $3.4 million from $14.0 million for the 2003 quarter to $17.4 million for the 2004 quarter. The increase in EBITDA was primarily attributable to the revenue growth and integration activities related to our BTI acquisition. We expect continued EBITDA growth throughout 2004, including estimated EBITDA of at least $20.0 million in the second quarter of 2004, as a result of revenue growth and cost savings we anticipate we will realize from our continuing integration of BTI.

We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Our management considers this measure to be an important supplemental indicator of our performance, particularly as compared to the performance of our competitors, because it eliminates many differences among companies in financial, capitalization and tax structures, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, our management believes that EBITDA provides important supplemental information to investors regarding the operating performance of the Company and facilitates comparisons by investors between the operating performance of the Company and the operating performance of its competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA is not a measurement of financial performance under generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies. As a result, EBITDA should not be considered an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of performance.

The following table sets forth, for the 2003 and 2004 quarters, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

Historical EBITDA Reconciliation

	Three Months Ended March 31,
	2004	2003
Net loss (1)	$(8,705)	$(3,979)
Depreciation and amortization	20,834	14,511
Interest expense, net of interest income	5,287	3,443

EBITDA (1)	$17,416	$13,975

(1)	EBITDA includes $1.5 million of debt offering expense for the three months ended March 31, 2004 related to a $300 million debt offering that was withdrawn. For information about the withdrawn offering, see note 1 to the condensed consolidated financial statements appearing elsewhere in this report. Excluding such debt offering expense, EBITDA for the three months ended March 31, 2004 would have been $18.9 million.

The following table sets forth, for the three months ending June 30, 2004, a quantitative reconciliation of the estimated differences between estimated EBITDA of at least $20.0 million and estimated net loss:

Estimated EBITDA Reconciliation

Three Months Ending June 30, 2004
Estimated net loss	$(6,600)
Estimated depreciation and amortization	21,400
Estimated interest expense, net of estimated interest income	5,200

Estimated EBITDA	$20,000

Liquidity and Capital Resources

During the 2004 quarter, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. Cash provided by operating activities was $5.7 million in the 2004 quarter and $6.0 million in the 2003 quarter. Historically, we have experienced higher demands on our working capital in the first quarter due to the timing of annual expense payments. Our working capital requirements were higher in the first quarter of 2004 as a result of the growth of our company and our acquisition of BTI. We used working capital to fund first quarter payments of $7.3 million related to prior-year property tax assessments, accrued bonuses and prepayment of annual network service contracts. We also made approximately $10.4 million of non-recurring payments in the first quarter of 2004 related to our acquisition of BTI. Of these non-recurring payments, we paid approximately $4.8 million for integration-related capital expenditures and $5.6 million for accrued severance, retention, lease termination and advisory services payments.

Cash used for investing activities was $18.6 million in the 2004 quarter and $7.0 million in the 2003 quarter. We used this cash primarily to fund capital expenditures and, in the 2004 quarter, $5.6 million of costs related to the BTI acquisition. We made capital expenditures of $12.8 million in the 2004 quarter and $7.0 million in the 2003 quarter.

Cash used for financing activities was $5.0 million in the 2004 quarter and $0.6 million in the 2003 quarter and consisted primarily of repayments of long-term debt, capital lease obligations and other indebtedness.

We expect to make additional payments related to our acquisition of BTI over the last three quarters of 2004, including expected capital expenditures of approximately $4.0 million in the second quarter of 2004 and approximately $2.0 million in the second half of 2004. We also anticipate that we will make additional payments related to our acquisition of BTI for purposes other than capital expenditures, but expect that these payments will be significantly less than the $5.6 million of payments for such other purposes we made during the first quarter of 2004.

As of March 31, 2004, we had entered into agreements with vendors to purchase approximately $4.4 million of property, plant and equipment and services in 2004 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. We currently estimate that our remaining aggregate capital requirements for 2004 will total approximately $40 million, including our $4.4 million of commitments as of March 31, 2004. We expect that we will use the remainder of our planned capital expenditures in 2004 primarily for the continued addition of communications equipment in connection with our integrated communications services and infrastructure enhancements, principally for information systems.

We currently expect only modest declines in our consolidated cash balance during the second quarter of 2004. We expect that we will have paid the majority of our anticipated integration capital and related severance and retention payments by June 30, 2004. Accordingly, we anticipate that our consolidated cash balances will increase over the last six months of 2004.

We believe that cash on hand and cash flow we expect from operations will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements through June 2006. Over the next several years, we currently anticipate that we will not experience significant changes in the aggregate amount of our total capital expenditures or in the proportionate amount that we will apply for network and facilities maintenance and for the type of investments that we believe will enable us to acquire additional customers within the markets covered by our existing network and generate increased operating revenues. The actual amount and timing of our capital requirements in these years, however, may differ materially from the foregoing estimate as a result of regulatory, technological, economic and competitive developments, including market developments and new opportunities, or in the event we decide to make additional acquisitions or enter into joint ventures or strategic alliances, in our industry.

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

We evaluate potential acquisition opportunities on an ongoing basis. We seek candidates whose acquisition we expect will enhance our credit profile and liquidity position.

We will be required through June 30, 2006 to repay the balance of our $183.4 million of outstanding borrowings under our senior credit facility and through June 30, 2008 to repay the balance of our $55.7 million of outstanding borrowings under our junior credit facility, as indicated in the following table (all amounts in thousands):

	Payment Schedule
	Total	2004	2005	2006	2007-2008
Senior and junior credit facilities	$239,160	$1,434	$12,904	$177,066	$47,756

Based on our current business expectations, we anticipate that we may have to refinance a portion of the indebtedness outstanding under our senior credit facility before we are required to make a balloon principal payment under the facility when it matures in June 2006. We will continue actively to consider opportunities to refinance all or a portion of our credit facility debt in capital markets or other transactions.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $239.2 million of borrowings outstanding under our credit facilities as of March 31, 2004. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $239.2 million of our outstanding borrowings under our credit facilities accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $239.2 million of variable-rate debt at March 31, 2004 would result in a fluctuation of approximately $2.4 million in our annual interest expense.

Item 4.	Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer, who is our principal executive officer, and our Senior Vice President-Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President-Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ITC^DeltaCom, including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the first quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference:

Exhibit Number	Exhibit Description

10.1.1	Indenture dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (SEC File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.1.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (SEC File No. 0-26771) filed on November 8, 2001 and incorporated herein by reference.

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

(b) Reports on Form 8-K

ITC^DeltaCom filed or furnished the following Current Reports on Form 8-K during the first quarter of 2004:

Filing Date of Report		Item Reported

February 2, 2004	Item 5	(deadline for stockholder proposals relating to 2004 annual meeting of stockholders)

March 9, 2004	Item 5	(Nasdaq National Market listing of common stock)

(financial and operating results for quarter and year ended December 31, 2003 and other financial information)

	Item 12	(financial and operating results for quarter and year ended December 31, 2003 and other financial information)

March 15, 2004	Item 5	(proposed private notes offering and new credit facility commitment)

March 24, 2004	Item 5	(withdrawal of private notes offering)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: May 7, 2004	By:	/s/ Douglas A. Shumate

Douglas A. Shumate
Senior Vice President-Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

10.1.1	Indenture dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (SEC File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.1.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (SEC File No. 0-26771) filed on November 8, 2001 and incorporated herein by reference.

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.