Form 10-Q
period 2004-06-30
ITC DELTACOM INC
filed 2004-08-09
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at June 30, 2004
Common Stock, $.01 par value	51,946,467 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,350	$50,099
Restricted cash	850	1,639
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $ 6,740 and $7,070 in 2004 and 2003, respectively	78,544	75,882
Affiliate	205	188
Inventory	3,724	3,261
Prepaid expenses, deposits and other current assets	7,754	10,175

Total current assets	119,427	141,244

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $109,596 and $69,244 in 2004 and 2003, respectively	518,306	539,676

OTHER LONG-TERM ASSETS:
Goodwill and other indefinite life intangible assets	38,897	38,897
Amortizable intangible assets, net of accumulated amortization of $4,737 and $2,967 in 2004 and 2003, respectively	20,579	22,349
Other assets	2,182	2,887

Total other long-term assets	61,658	64,133

Total assets	$699,391	$745,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$43,674	$63,896
Capital related	5,111	6,678
Accrued interest	2,021	1,518
Accrued compensation	7,606	5,981
Unearned revenue	20,305	21,683
Other accrued liabilities (Note 4)	30,369	30,379
Current portion of unsecured equipment obligations (Note 3)	4,530	4,355
Current portion of long-term debt and capital lease obligations (Note 3 )	14,167	13,588

Total current liabilities	127,783	148,078

LONG-TERM LIABILITIES:
Long-term restructuring liabilities (Note 4)	6,405	9,264
Long-term unsecured equipment obligation (Note 3)	1,942	3,808
Long-term debt and capital lease obligations (Note 3)	280,940	288,183

Total long-term liabilities	289,287	301,255

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A; 335,871 and 322,828 shares issued and outstanding in 2004 and 2003, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	28,948	27,365
Par value $0.01; 1,200,000 shares designated Series B; 363,807 and 350,000 shares issued and outstanding in 2004 and 2003, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	29,400	27,642

Total convertible redeemable preferred stock	58,348	55,007

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 350,000,000 shares authorized; 51,946,467 and 51,848,300 shares issued and outstanding in 2004 and 2003, respectively	519	518
Additional paid-in-capital	265,697	264,763
Warrants outstanding	6,892	6,892
Deficit	(49,135)	(31,460)

Total stockholders’ equity	223,973	240,713

Total liabilities and stockholders’ equity	$699,391	$745,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Integrated communications services revenues	$119,406	$67,751	$238,740	$133,252
Equipment sales and related services revenues	5,072	9,207	9,439	18,008
Wholesale services revenues	24,845	25,525	50,218	50,297

TOTAL OPERATING REVENUES	149,323	102,483	298,397	201,557
COST OF REVENUES (exclusive of items shown separately below)	72,863	50,561	146,583	98,545

GROSS MARGIN	76,460	51,922	151,814	103,012

OPERATING EXPENSES:
Selling, operations and administration	55,218	37,391	111,164	74,286
Depreciation and amortization	21,288	14,489	42,122	29,000
Stock-based deferred compensation (Note 1)	409	221	818	442
Merger-related expenses	353	—	458	—

Total operating expenses	77,268	52,101	154,562	103,728

OPERATING LOSS	(808)	(179)	(2,748)	(716)

OTHER (EXPENSE) INCOME:
Interest expense	(5,198)	(3,463)	(10,563)	(6,987)
Interest income	248	117	326	199
Other income (expense) (Note 1)	223	—	(1,255)	—

Total other expense, net	(4,727)	(3,346)	(11,492)	(6,788)

LOSS BEFORE INCOME TAXES	(5,535)	(3,525)	(14,240)	(7,504)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(5,535)	(3,525)	(14,240)	(7,504)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,736)	(760)	(3,436)	(1,508)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(7,271)	$(4,285)	$(17,676)	$(9,012)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.14)	$(0.10)	$(0.34)	$(0.20)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,865,290	44,848,300	51,849,771	44,841,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,240)	$(7,504)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	42,122	29,000
Stock-based compensation	818	442
Amortization of debt issuance costs	286	291
Changes in current operating assets and liabilities:
Accounts receivable, net	(2,680)	(1,647)
Inventory	(463)	890
Prepaid expenses, deposits and other current assets	2,421	(3,058)
Accounts payable	(16,250)	5,512
Accrued interest	503	676
Unearned revenue	(1,378)	(103)
Accrued compensation and other accrued liabilities	4,807	(4,186)

Total adjustments	30,186	27,817

Net cash provided by operating activities	15,946	20,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,982)	(12,406)
Change in accrued capital related costs	(1,567)	(678)
Other	(601)	29
Payment for accrued merger costs	(9,098)	(1,331)

Cash used in investing activities	(30,248)	(14,386)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and capital lease obligations	(8,354)	(2,423)
Proceeds from stock options exercised	118	—
Change in assets restricted for contingencies	789	(1,150)

Cash used in financing activities	(7,447)	(3,573)

CHANGE IN CASH AND CASH EQUIVALENTS	(21,749)	2,354

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,099	30,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$28,350	$32,908

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$10,060	$6,025

Cash paid (refunds received) for income taxes, net	$—	$(441)

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$3,436	$1,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Factors Affecting Comparability of Financial Information

On October 6, 2003, the Company completed its acquisition of BTI Telecom Corp. (“BTI”), a facilities-based integrated communications provider serving markets in the mid-Atlantic and southeastern United States. BTI’s services include local exchange service, long distance service, data services, Internet access and other enhanced services.

Comparison of the Company’s operating results is materially affected by its acquisition of BTI, whose results are included in the Company’s 2004 operating results, but are not included in the Company’s 2003 operating results until the three months ended December 31, 2003 (see Liquidity below). As a result of the significance of the BTI acquisition, the Company’s operating results for periods in 2003 are not directly comparable to the Company’s operating results for periods in 2004.

Segment Disclosure

The Company operates in one segment.

Liquidity

The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. During 2003 and the six months ended June 30, 2004, the Company primarily funded its operating and capital requirements and other cash needs principally through cash from operations and cash on hand. The Company also funded a portion of its operating and capital requirements during the three months ended December 31, 2003 and the six months ended June 30, 2004 from the net proceeds of its sale, immediately prior to the closing of its acquisition of BTI, of 350,000 shares of a new issue of its 8% Series B convertible redeemable preferred stock to certain of BTI’s securityholders for a total purchase price of $35 million. The proceeds of this sale provided funds to support integration expenses and capital requirements. In connection with its acquisition of BTI, the Company assumed total BTI indebtedness of approximately $111.4 million.

During the three months ended March 31, 2004, the Company incurred expenses of approximately $1.5 million related to the structuring and marketing of a private offering of senior notes. The Company intended to use the net proceeds from the notes offering to repay or refinance approximately $281 million of the Company’s senior and junior secured credit facilities and other indebtedness and for working capital and other general corporate purposes. Due to adverse market conditions, the Company withdrew the private offering in March 2004. The expenses of the withdrawn offering are reflected in “Other expense” in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2004.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for the fair presentation of the unaudited, condensed consolidated financial statements have been included, and the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “2003 Form 10-K”).

The accompanying condensed consolidated financial statements present results for the three months and six months ended June 30, 2004. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2004.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the six months ended June 30, 2003 and for the year ended December 31, 2003 to conform with the presentation of the financial statements for the six months ended June 30, 2004.

Stock-Based Compensation

At June 30, 2004, the Company had one stock-based employee compensation plan. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(7,271)	$(4,285)	$(17,676)	$(9,012)
Add: total stock-based employee compensation expense included in net loss	409	221	818	442
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(797)	(724)	(1,548)	(1,442)

Pro forma	$(7,659)	$(4,788)	$(18,406)	$(10,012)

Basic and diluted net loss per common share:
As reported	$(0.14)	$(0.10)	$(0.34)	$(0.20)
Pro forma	$(0.15)	$(0.11)	$(0.35)	$(0.22)

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

3. Long-Term Obligations and Capital Lease Obligations

Long-term obligations and capital lease obligations at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Senior secured credit facility	$182,966	$183,922
Junior secured credit facility	55,715	55,715
10½% senior unsecured notes due 2007	18,525	18,525
8¾% unsecured note due 2006	7,072	7,072
Unsecured equipment purchase obligation	6,472	8,163
Capital lease obligations at varying interest rates, maturing through June 2006	30,829	36,537

Total	301,579	309,934
Less current maturities	(18,697)	(17,943)

Total	$282,882	$291,991

4. Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to the Company’s restructurings in 2003 and the acquisition of BTI, which are recorded in accrued liabilities from January 1, 2004 through June 30, 2004 (in thousands):

	Balance at December 31, 2003	Accruals	Write-offs/ Payments	Balance at June 30, 2004
Restructuring charges:
Employee severance	$5,732	$—	$(3,289)	$2,443
Office space leases	10,399	—	(2,267)	8,132
Other	1,264	344	(860)	748

Total	$17,395	$344	$(6,416)	$11,323

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the table below.

	June 30, 2004	December 31, 2003
Other accrued liabilities	$4,918	$8,131
Long-term restructuring liabilities	6,405	9,264

Total	$11,323	$17,395

The Company expects to use the remaining restructuring accruals as it makes additional payments under the terms of office space lease and severance agreements. The Company is actively seeking to sub-lease vacant office space.

5. Commitments and Contingencies

At June 30, 2004, the Company had entered into agreements with vendors to purchase approximately $7.5 million of property, plant, equipment and services during 2004 related to the improvement and installation of switches, other capacity expansion efforts and certain services.

BellSouth Interconnection Agreements

The Company’s interconnection agreements with BellSouth Telecommunications, Inc. (“BellSouth”) expired in June 2003. The Company expects to continue to operate under terms of the existing agreements until new agreements are reached. The Company is currently engaged in an arbitration process concerning the rates and terms of new agreements with BellSouth in Alabama, Georgia, Florida, North Carolina, Louisiana and Tennessee. State public utility commissions in Georgia and North Carolina have issued orders related to rates and terms which the Company generally considers to be acceptable. Bellsouth and the Company have executed a new interconnection agreement for the state of Georgia, and the agreement has been filed with the Georgia Commission. The Georgia public utility commission has not yet approved the agreement. However, various issues remain outstanding with respect to the interconnection agreement for North Carolina, and both BellSouth and the Company have asked for reconsideration of certain issues related to that interconnection agreement. The Company has adopted the agreements between AT&T and BellSouth for South Carolina, Mississippi and Kentucky under which the Company has assumed the rights and obligations applicable to AT&T under such agreements. The Company is currently unable to determine the impact, if any, the remaining arbitration proceedings will have on its results of operations and financial condition.

BellSouth has requested certain amendments to all of the Company’s existing interconnection agreements as a result of the appellate court’s decision described below in this Note 5 under “Regulatory Proceedings.” The Company is currently reviewing the proposed amendments.

Regulatory Proceedings

On March 2, 2004, a federal court of appeals vacated and remanded to the Federal Communications Commission several portions of an order the FCC issued in August 2003. In its order, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitive carries like the Company at cost-based rates. The FCC adopted rules which, among other things, permit state regulators, under specified circumstances, to impose significant limitations on the ability of competitive carriers to purchase the “unbundled network element platform,” or UNE-P, from incumbent local exchange carriers at regulated prices based on the FCC’s “Total Element Long Run Incremental Cost” methodology. The appellate court vacated certain portions of the order that were beneficial to us, including those portions requiring incumbent carriers to continue to make available mass market switching and dedicated transport facilities at cost-based rates, and those portions delegating certain responsibilities to the states to determine which of these elements should continue to be made available. The court also upheld several portions of the order that could result in increased costs for the Company, including limiting the local loops and enterprise switching elements that must be made available to competitive carriers at cost-based rates. The order is now effective, and the FCC has indicated that it intends to issue interim rules that freeze existing rates, terms and conditions for a period of six months while it develops permanent rules to address the appellate court’s decision. Some competitive carriers are seeking review of the appellate court’s decision by the United States Supreme Court, which has denied petitions for a stay of the appellate court’s decision. The Company continues to advocate its position related to the continued availability of certain network elements at cost-based rates.

The FCC continues to urge incumbent and competitive carriers to negotiate a commercial resolution of the issues addressed in the appellate court’s decision. It is uncertain whether these commercial negotiations will be successful. As of the date of this report, there had been no public announcement of a commercial resolution of these issues between BellSouth, which is the incumbent carrier in most of the Company’s markets, and any major competitive carrier that purchases UNE-P. The Company cannot predict how the FCC will act in any remand proceedings resulting from the appellate court’s ruling, or the extent to which the FCC’s resulting decisions will be favorable or unfavorable to the Company’s business. Based on the appellate court’s decision, it is likely that the availability of cost-based unbundled network elements to competitive carriers will be diminished in the new FCC permanent rules and that the overall cost to competitive carriers of using unbundled network elements will increase.

As of June 30 2004, the Company had approximately 24,000 installed digital T-1 transmission lines that it used to connect its customers to the local point of presence of the incumbent carrier and to extend our network to that local point of presence. Of these lines, approximately 16,500 lines have been provisioned under special access tariffs, which generally are not subject to the regulatory uncertainties described above, and the remaining 7,500 lines have been provisioned under our interconnection agreements using unbundled network elements and, accordingly, are subject to such regulatory uncertainties. Depending upon the final outcome of the current regulatory and judicial proceedings, a portion of the Company’s special access T-1 transmission lines could be eligible for conversion to cost-based rates, which would reduce its costs related to those lines.

As of June 30, 2004, the Company had approximately 135,000 business UNE-P lines, including 94,000 provided by BellSouth, 28,000 provided by Sprint and 13,000 provided by Verizon. The Company generally seeks to target these lines, which are subject to the regulatory uncertainties described above, for conversion to a facilities-based product when it is economically advantageous for it to do so. If the incumbent carriers agree to UNE-P terms and conditions that are acceptable to the Company or should reasonable replacement rates be imposed by regulatory authorities, the Company may not target a portion of these UNE-P lines for conversion to a facilities-based product. The average customer life, customer tenure and the incremental cost of revenues savings will be critical factors to the Company in determining its intermediate strategy.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in note 11 to the Company’s audited consolidated financial statements included in the 2003 Form 10-K. Other than such proceedings, including the proceedings described below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity. The following describes developments in previously disclosed proceedings, as well as the Company’s involvement in one additional proceeding:

Mississippi Power Company Rights-of-Way. The Company initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which the Company seeks a declaratory judgment confirming the Company’s continued use of cables in Mississippi Power Company’s rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company and the Company in which they seek a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. The Company has resolved the issue of the Company’s use of the rights-of-way with some of the defendants. The August 2001 proceeding was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which the Company was made a defendant, which was initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. The Company’s civil suits were dismissed by the district court. The order of dismissal in the civil action involving the 37 parcels of land was appealed to the United States Court of Appeals for the Fifth Circuit, which denied the appeal. However, some claims still remain to be resolved by the District Court. The Company’s request for reconsideration of the order of dismissal in the civil action involving the 63 parcels of land has been denied. The Company intends to appeal.

Since 2002, over 220 lawsuits, including eight lawsuits filed in 2004, have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company and the Company. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that MCI WorldCom and/or the Company have benefited by using the easement to provide telecommunications services. The Company believes that approximately thirty of the lawsuits involve property over which the Company provides telecommunications services using the Mississippi Power Company easements. Each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by MCI WorldCom and the Company of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. Mississippi Power Company has tentatively reached a settlement with the plaintiffs resolving these lawsuits in a manner which would allow the Company to use a fiber optic cable installed over the properties to provide telecommunications services.

In 2002, a lawsuit on behalf of five property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. In May 2004, the Company was added upon the Court’s order as a defendant in the lawsuit. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief.

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. A lawsuit was filed against the Company in Richland Parish, Louisiana, in July 2003 and removed to the United States District Court, Western District of Louisiana, Monroe Division in August 2003. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the land which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunication facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorney’s fees. In July 2004, the Court found that the class should not be certified. One plaintiff voluntarily dismissed his claim when discovery revealed that he had no rights in the property identified in the complaint. The only remaining named plaintiff asserts a claim based on ownership of less than one mile of property over which the Company uses fiber optic cable within the rights-of-way of Kansas City Southern Railroad or Illinois Central Railroad.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings and other expected benefits of our acquisition of BTI Telecom Corp., business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed below and under the caption “Business–Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, include dependence on new product development, rapid technological and market change, dependence upon rights of way and other third-party agreements, debt service and other cash requirements, liquidity constraints and risks related to future growth and rapid expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies successfully, customer reductions in services, delays or difficulties in deployment and implementation of colocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules, general economic and business conditions, failure to maintain underlying service/vendor arrangements, competition, adverse changes in the regulatory or legislative environment, and various other factors beyond the Company’s control.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand dollars and dollar amounts of less than $1 million to the nearest one thousand dollars.

This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 and the financial statements and related notes included in that report.

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

During the three months ended June 30, 2004, we:

•	increased consolidated operating revenues by 45.7% over the second quarter of 2003, principally a result of the BTI merger and continued growth in our integrated communications services business;

•	generated $10.3 million of cash flow from operations, representing an increase of $4.6 million over the first quarter of 2004;

•	reported second quarter EBITDA of $20.7 million, which represented a 18.9% gain over EBITDA of $17.4 million for the first quarter of 2004 (excluding $1.5 million of withdrawn debt offering expenses, EBITDA for the first quarter of 2004 would have totaled $18.9 million);

•	exceeded the cost savings projected by our merger integration plan for BTI Telecom Corp., achieving approximately $7.6 million in net cost savings during the second quarter of 2004, an increase of $2.5 million over the first quarter of 2004;

•	maintained capital expenditures below the forecasted levels;

•	continued to make progress towards profitability, cutting net loss from $13.3 million in the fourth quarter of 2003 to $8.7 million in the first quarter of 2004 and to $5.5 million in the second quarter of 2004;

•	expanded the availability of Simplici-T Plus, our new integrated T-1 product featuring dynamic bandwidth allocation of voice and broadband channels, to 13 additional markets; and

•	continued to increase sales productivity, including the amount of sales orders per sales representative

Recent Regulatory Developments

Our future operating results will be affected by the decision of a federal court of appeals on March 2, 2004 to vacate and remand to the Federal Communications Commission several portions of an order the FCC issued in August 2003. In its order, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitive carries like us at cost-based rates. The FCC adopted rules which, among other things, permit state regulators, under specified circumstances, to impose significant limitations on the ability of competitive carriers to purchase the “unbundled network element platform,” or UNE-P, from incumbent local exchange carriers at regulated prices based on the FCC’s “Total Element Long Run Incremental Cost” methodology. The appellate court vacated certain portions of the order that were beneficial to us, including those portions requiring incumbent carriers to continue to make available mass market switching and dedicated transport facilities at cost-based rates, and those portions delegating certain responsibilities to the states to determine which of these elements should continue to be made available. The court also upheld several portions of the order that could result in increased costs for us, including limiting the local loops and enterprise switching elements that must be made available to competitive carriers at cost-based rates. The order is now effective, and the FCC has indicated that it intends to issue interim rules that freeze existing rates, terms and conditions for a period of six months while it develops permanent rules to address the appellate court’s decision. Some competitive carriers are seeking review of the appellate court’s decision by the United States Supreme Court, which has denied petitions for a stay of the appellate court’s decision. We continue to advocate our position related to the continued availability of certain network elements at cost-based rates.

The FCC continues to urge incumbent and competitive carriers to negotiate a commercial resolution of the issues addressed in the appellate court’s decision. It is uncertain whether these commercial negotiations will be successful. As of the date of this report, there had been no public announcement of a commercial resolution of these issues between BellSouth, which is the incumbent carrier in most of our markets, and any major competitive carrier that purchases UNE-P. We cannot predict how the FCC will act in any remand proceedings resulting from the appellate court’s ruling, or the extent to which the FCC’s resulting decisions will be favorable or unfavorable to our business. Based on the appellate court’s decision, it is likely that the availability of cost-based unbundled network elements to competitive carriers will be diminished in the new FCC permanent rules and that the overall cost to competitive carriers of using unbundled network elements will increase.

As of June 30 2004, we had approximately 24,000 installed digital T-1 transmission lines that we use to connect our customers to the local point of presence of the incumbent carrier and to extend our network to that local point of presence. Of these lines, approximately 16,500 lines have been provisioned under special access tariffs, which generally are not subject to the regulatory uncertainties described above, and the remaining 7,500 lines have been provisioned under our interconnection agreements using unbundled network elements and, accordingly, are subject to such regulatory uncertainties. Depending upon the final outcome of the current regulatory and judicial proceedings, a portion of our special access T-1 transmission lines could be eligible for conversion to cost-based rates, which would reduce our costs related to those lines.

As of June 30, 2004, we had approximately 135,000 business UNE-P lines, including 94,000 provided by BellSouth, 28,000 provided by Sprint and 13,000 provided by Verizon. We generally seek to target these lines, which are subject to the regulatory uncertainties described above, for conversion to a facilities-based product when it is economically advantageous for us to do so. If the incumbent carriers agree to UNE-P terms and conditions that are acceptable to us or should reasonable replacement rates be imposed by regulatory authorities, we may not target a portion of these UNE-P lines for conversion to a facilities-based product. The average customer life, customer tenure and the incremental cost of revenues savings will be critical factors in determining our intermediate strategy.

Acquisition and Integration of BTI

On October 6, 2003, we completed our acquisition of BTI Telecom Corp., a facilities-based integrated communications provider serving markets in the mid-Atlantic and southeastern United States. BTI generated operating revenues of $56 million in the third quarter of 2003. Our acquisition of BTI has provided us with the opportunity to further our strategic initiative to increase monthly recurring revenues from end-user customers within our existing markets and has created one of the largest providers of integrated communications services in the southeastern United States. ITC^DeltaCom and BTI had similar retail growth strategies and targeted customers, complementary regional fiber optic networks and overlapping operations in 14 markets. By combining our business with that of a former competitor, the acquisition has enabled us to achieve a size and scale that we believe has provided us with a competitive advantage in our primary markets and significant opportunities for cost savings and improved cash flow. As a result of the acquisition, we have achieved, and expect to continue to generate, significant operational efficiencies by increasing utilization of our switches and network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased long-haul facilities to our combined fiber optic network. The inclusion of BTI’s assets and operations in our business since October 6, 2003 has contributed to a significant increase in the size of our business between September 30, 2003 and June 30, 2004. Between those dates, we have:

•	increased the number of our installed access lines by approximately 76%, from 255,000 to 450,000, of which 70,400 and 72,100 were related to our local interconnection business as of September 30, 2003 and June 30, 2004, respectively;

•	expanded the geographic reach of our owned fiber optic network by almost 70%, from 6,450 route miles to over 10,900 route miles;

•	increased our colocations with incumbent local telephone companies by 39%, from 186 to 258; and

•	increased our number of voice switches from 12 to 29.

We are integrating BTI’s operations into our existing operations to achieve significant economies of scale from the consolidation of sales and marketing, customer service, provisioning and installation, and information technology, purchasing, financial and administrative functions. We have identified, for the three categories of costs shown in the table below, net cost savings of $30 million we expect that the acquisition will generate in 2004 and an additional $10 million we expect to realize in 2005 as a result of the full-year impact of these prior-year savings. We also expect to achieve annualized cost savings of $40 million by the end of 2004 and of up to $60 million by the end of 2005. The following table shows the net cost savings amounts we have achieved during the first six months of 2004 and expect to achieve over the entire 2004 fiscal year. The following table also shows the annualized costs savings amounts we have achieved as of June 30, 2004 and expect to achieve by the end of 2004.

Nature of Cost Savings	Net Cost Savings Achieved in Six Months Ended June 30, 2004	Expected Actual Net Cost Savings in 2004	Annualized Cost Savings Achieved as of June 30, 2004	Expected Annualized Net Cost Savings in 2004
	(in thousands)
Compensation and benefits	$7,169	$15,000	$19,010	$20,000
Cost of revenues (1)	2,824	9,000	8,513	14,000
Other selling, operations and administrative expense	2,656	6,000	5,973	6,000

Total	$12,649	$30,000	$33,496	$40,000

(1)	A portion of the cost of revenues to which the net cost savings relate are reported in selling, operations and administrative expense in the condensed consolidated financial statements appearing elsewhere in this report.

We achieved net cost savings of $7.6 million during the second quarter, representing a net increase of $2.5 million in net cost savings over the first quarter of 2004. We anticipate that we will achieve annualized cost savings by September 30, 2004 of approximately $37 million, which would represent 93% of the annualized cost savings of $40 million we expect to realize by the end of 2004.

We expect to realize savings in compensation and benefits costs by reducing the total number of employees of ITC^DeltaCom and BTI as of July 1, 2003 by approximately 360 employees. The employee headcount of the combined company as of July 1, 2003 was reduced by a total of approximately 320 positions, or 89% of the total planned employee force reductions, as of June 30, 2004. Of these reductions, approximately 65 were made in the three months ended June 30, 2004.

The foregoing annualized cost savings amounts as of June 30, 2004 are based on the approximate combined monthly costs of ITC^DeltaCom and BTI as of July 2, 2003, which is the date on which we greed to acquire BTI. These cost savings amounts represent the total annual cost savings we expect to realize as a result of our cost savings initiatives from that date, even if we do not implement any of the costs savings initiatives we have planned for periods following June 30, 2004.

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

Other Information About Our Business

The following tables present, as of the dates indicated, additional information about our operations and business. Because of the significance of the BTI acquisition, our operating results for these periods are not directly comparable. All revenue data are rounded and shown in thousands of dollars.

	June 30, 2004	March 31, 2004	December 31, 2003 (1)	September 30, 2003	June 30, 2003
Branch offices	40	40	39	36	36
Colocations (2)	258	256	256	186	186
Voice switches, Nortel DMS500 and DEX	29	29	30	12	12
Frame relay/ATM switches	74	74	74	43	43
Number of employees (3)	2,309	2,306	2,412	1,850	1,825

(1)	Reflects the acquisition and integration of BTI.
(2)	Reflects consolidation of BTI colocations. Two colocations in the same physical facility are reflected as one location.
(3)	Net increase of three employees from March 31, 2004 to June 30, 2004 reflects the elimination of 65 positions associated with the integration of BTI, offset by the addition of 33 operator and 35 strategic positions.

	Three Months Ended,
	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003
Integrated communications services revenues	$119,406	$119,334	$118,245	$69,179	$67,751
Equipment sales and related services revenues	5,072	4,367	8,185	14,829	9,207
Wholesale services revenues:
Broadband transport	16,037	16,521	17,767	15,541	16,964
Local interconnection	3,520	3,828	3,564	4,468	3,738
Directory assistance and operator services	2,436	2,275	2,189	2,451	2,214
Other	2,852	2,749	1,975	1,616	2,609

Total wholesale services revenues	24,845	25,373	25,495	24,076	25,525

Subtotal	149,323	149,074	151,925	108,084	102,483

Less: Discontinued operations (1)	—	—	3,185	9,741	5,491

Total operating revenues (2)	$149,323	$149,074	$148,740	$98,343	$96,992

Increase in total operating revenues (2) (over previous quarter)	0.2%	0.2%	51.2%	1.4%	2.3%
Retail business lines installed (3)	378,160	372,850	368,863	184,606	181,152
Wholesale lines installed (3)	72,105	71,737	68,770	70,380	56,741

Total business lines installed (3)	450,265	444,587	437,633	254,986	237,893
Lines installed/sold percentage
Integrated communications services	94%	95%	97%	97%	97%
Wholesale services	95%	95%	97%	97%	94%

(1)	Adjustment to eliminate revenues from our integrated technology services business, which was discontinued in October 2003.
(2)	Excludes revenues generated by our discontinued integrated technology services business.
(3)	Reported net of lines disconnected or canceled.

Three Months and Six Months Ended June 30, 2004 Compared to Three Months and Six Months Ended June 30, 2003

The following comparison of our operating results is materially affected by our acquisition in October 2003 of BTI, whose results are included in our 2004 operating results. Because of the significance of the BTI acquisition, our operating results for these periods are not directly comparable.

Operating Revenues. Total operating revenues increased $46.8 million, or 45.7%, from $102.5 million for the three months ended June 30, 2003 (the “2003 quarter”) to $149.3 million for the three months ended June 30, 2004 (the “2004 quarter”). Total operating revenues increased $96.8 million, or 48.0%, from $201.6 million for the six months ended June 30, 2003 (the “2003 six-month period”) to $298.4 million for the six months ended June 30, 2004 (the “2004 six-month period”). Integrated communications services revenues increased 76.2%, or $51.7 million, for the 2004 quarter, and 79.2%, or $105.5 million, for the 2004 six-month period over the corresponding periods of 2003. The increases in total operating revenues and revenues from our integrated communications services were primarily attributable to our acquisition of BTI in the fourth quarter of 2003.

We expect to generate sequential increases in revenues during the third and fourth quarters of 2004 from sales of our integrated communications services, especially through our T-1-based products for business customers. As part of these products, we offer an integrated package of local, internet and long distance services which typically feature a specified number of free minutes of long distance. Sales productivity, as measured by the amount of sales orders per sales representative, continued to increase during the 2004 quarter. We expect that the sales productivity improvement in bundled T-1 products will generate increased integrated communications services revenues during the third and fourth quarters of 2004. We experienced an increase in new orders for our T-1-based products in the 2004 quarter, but our time to installation increased due to the additional volume and concurrent BTI integration activities. This created a backlog of orders at the end of the 2004 quarter and restricted revenue increases for the quarter. Since the end of the 2004 quarter, we have implemented changes in our provisioning process to accommodate the additional orders and have completed a significant amount of additional BTI integration activities. As a result, our installation intervals and backlog of orders have begun to trend downward.

Late in the 2004 quarter, we implemented an FCC-mandated decrease in the rates we bill other carriers for access to our local network for interstate calls. Because the rate decreases were not in effect for an entire quarter, they had an immaterial impact on our 2004 quarter results. We expect, however, that the lower rates will result in reduced inter-carrier access charge revenues of approximately $0.5 million per month in future quarters In an effort to offset this access revenue reduction, we have altered our pricing strategy.

We have continued to settle claims for carrier access charges disputed by access customers. Settlements since the beginning of the 2004 quarter resulted in our recovery and revenue recognition of approximately $600,000 more in disputed amounts in the 2004 quarter. Because of the disputed status of these billings prior to the 2004 quarter, we did not recognize these amounts as revenue in prior periods, even though a portion of the amounts related to services provided in prior periods.

Revenues from equipment sales and related services declined by 44.9%, or $4.1 million, in the 2004 quarter and 47.6%, or $8.6 million, in the 2004 six-month period from the corresponding periods of 2003. These declines were primarily attributable to the discontinuation of our integrated technology services business in October 2003.

Revenues generated by sales of wholesale services for the 2004 quarter declined by $0.7 million, or 3%, from the 2003 quarter and by $0.5 million, or 2%, from the first quarter of 2004, primarily as a result of competitive market pressures to reduce prices. We would have experienced a more significant decrease over this period if our results had not included wholesale services revenues from

BTI’s operations. We believe that the relative stability we have experienced in our wholesale services revenues during recent periods should continue during the remainder of 2004. Accordingly, we expect only a moderate decline in wholesale services revenues during the six months ending December 31, 2004.

Cost of Revenues. Total cost of revenues of $72.9 million, or 48.8% of total operating revenues, for the 2004 quarter represented an increase of $22.3 million from total cost of revenues of $50.6 million, or 49.3% of total operating revenues, for the 2003 quarter. Total cost of revenues of $146.6 million, or 49.1% of total operating revenues, for the 2004 six-month period represented an increase of $48.1 million from total cost of revenues of $98.5 million, or 48.9% of total operating revenues, for the 2003 six-month period. The increase in total cost of revenues for the 2004 quarter and the 2004 six-month period were primarily attributable to our acquisition of BTI.

The increases in our cost of revenues as a percentage of revenues for the 2004 six-month period resulted primarily from our acquisition of BTI. However, as a result of our ongoing consolidation and integration of the ITC^DeltaCom and BTI networks, and our decision to de-emphasize lower margin, nonrecurring sales, we began to experience a decrease in cost of revenues as a percentage of revenues in the 2004 quarter compared to both the 2003 quarter and the first quarter of 2004. We also achieved favorable resolutions of cost disputes during the 2004 quarter, which contributed to the decrease.

Selling, Operations and Administration Expense. Selling, operations and administration expense increased $17.8 million from $37.4 million, or 36.5% of total operating revenues, for the 2003 quarter to $55.2 million, or 37.0% of total operating revenues, for the 2004 quarter. Selling, operations and administration expense increased $36.9 million from $74.3 million, or 36.9% of total operating revenues, for the 2003 six-month period to $111.2 million, or 37.3% of total operating revenues, for the 2004 six-month period. The increase in selling, operations and administration expense was primarily attributable to our acquisition of BTI. The net cost savings in selling, operations and administration expense attributable to the integration of BTI achieved in the 2004 quarter were partially offset by an increase of approximately $1.4 million in selling, operations and administration expense associated with sales related costs, overtime costs associated with service implementation, non-executive pay raises, and professional fees primarily related to Sarbanes-Oxley compliance. Of the $1.4 million increase, we expect that we will eliminate approximately $1 million from selling, operations and administration expense before the end of the fourth quarter of 2004 as we reduce overtime, complete our Sarbanes-Oxley compliance and realize additional efficiencies in our sales process. We also anticipate a continued decline in selling, operations and administration expense in the third quarter of 2004 from further reductions in personnel, facilities and insurance costs resulting from our continued integration of BTI’s operations.

The number of employees decreased from 2,412 at December 31, 2003 to 2,309 at June 30, 2004, while remaining relatively constant with the March 31, 2004 level. The decrease over the 2004 six-month period primarily reflected employee reductions resulting from our integration of BTI’s operations, which were partially offset by selected hiring to support our growth and strategic initiatives.

Depreciation and Amortization. Depreciation and amortization expense increased $6.8 million from $14.5 million for the 2003 quarter to $21.3 million for the 2004 quarter, and $13.1 million from $29.0 million for the 2003 six-month period to $42.1 million for the 2004 six-month period. These increases in depreciation and amortization expense were primarily attributable to our acquisition of BTI. We expect that our depreciation and amortization expense will continue to be significantly higher in 2004 compared to 2003 as a result of the BTI acquisition and planned expansion of our network capacity to meet customer demand.

Interest Expense. Interest expense increased $1.7 million from $3.5 million for the 2003 quarter to $5.2 million for the 2004 quarter, and $3.6 million from $7.0 million for the 2003 six-month period to $10.6 million for the 2004 six-month period. These increases in interest expense were primarily attributable to our assumption of $111.3 million of additional indebtedness in connection with the BTI acquisition.

EBITDA. EBITDA represents net loss before interest, taxes, depreciation and amortization. EBITDA increased $6.4 million from $14.3 million for the 2003 quarter to $20.7 million for the 2004 quarter, and $9.8 million from $28.3 million for the 2003 six-month period to $38.1 million for the 2004 six-month period. The increase in EBITDA was primarily attributable to the revenue growth and integration activities related to our acquisition of BTI.

The positive effect on EBITDA for the 2004 quarter attributable to the cost savings in selling, general and administration expense related to BTI integration activities was partially offset by the increase in selling, operations and administration expense associated with sales related costs, overtime costs associated with service implementation, non-executive pay raises, and professional fees primarily related to Sarbanes-Oxley compliance. EBITDA for the 2004 quarter was negatively affected by the decline in gross margin associated with our wholesale revenues and positively affected by continued favorable results in our line cost audit and verification efforts, which contributed to the sequential improvement in EBITDA of $3.3 million between the first quarter of 2004 and the second quarter of 2004 (EBITDA in the first quarter of 2004 included $1.5 million of withdrawn debt offering expense).

We anticipate that we will experience continued incremental increases in EBITDA in the third and fourth quarters of 2004, primarily as a result of our anticipated increase in integrated communications revenues, our anticipated realization of additional costs savings related to our integration of BTI’s operations and our anticipated elimination before the end of the fourth quarter of 2004 of approximately $1 million of the $1.4 million of selling, operations and administration expenses described above under “Selling, Operations and Administration Expense.”

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

The following table sets forth, for the 2004 quarter and six-month period and the 2003 quarter and six-month period, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss (1)	$(5,535)	$(3,525)	$(14,240)	$(7,504)
Depreciation and amortization	21,288	14,489	42,122	29,000
Interest income and expense, net	4,950	3,346	10,237	6,788

EBITDA (1)	$20,703	$14,310	$38,119	$28,284

(1)	EBITDA includes $1.5 million of debt offering expense for the 2004 six-month period related to a private debt offering that was withdrawn. For information about the withdrawn offering, see note 1 to the condensed consolidated financial statements appearing elsewhere in this report. Excluding such debt offering expense, EBITDA for the 2004 six-month period would have been $39.6 million.

Liquidity and Capital Resources

During the 2004 six-month period, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand, including a portion of the proceeds from our sale of the Series B preferred stock in October 2003. Cash provided by operating activities was $15.9 million in the 2004 six-month period and $20.3 million in the 2003 six-month period. Our working capital requirements were higher in the current period as a result of the growth of our company and our acquisition of BTI. We used working capital to fund payments in the 2004 six-month period of $15.7 million related to prior-year property tax assessments, accrued bonuses, Sarbanes-Oxley compliance costs and prepayment of annual insurance and network service contracts. We also made approximately $15.0 million of non-recurring payments in the 2004 six-month period related to our acquisition of BTI. Of these non-recurring payments, we paid approximately $5.9 million for integration-related capital expenditures and $9.1 million for accrued severance, retention, lease termination and advisory services payments.

Cash used for investing activities was $30.2 million in the 2004 six-month period and $14.4 million in the 2003 six-month period. We used this cash in both periods primarily to fund capital expenditures and, in the 2004 six-month period, $9.1 million of costs related to the BTI acquisition. We made capital expenditures of $20.5 million in the 2004 six-month period and $13.1 million in the 2003 six-month period.

Cash used for financing activities was $7.4 million in the 2004 six-month period and $3.6 million in the 2003 six-month period and consisted primarily of repayments of long-term debt, capital lease obligations and other indebtedness.

We expect to make additional payments related to our acquisition of BTI over the balance of 2004, including expected capital expenditures of approximately $2.9 million in the remainder of 2004. We also anticipate that we will make additional payments related to our acquisition of BTI for purposes other than capital expenditures, but expect that these payments will be significantly less than the $9.1 million of payments for such other purposes we made during the first two quarters of 2004.

As of June 30, 2004, we had entered into agreements with vendors to purchase approximately $7.5 million of property, plant and equipment and services in 2004 related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services. We currently estimate that our remaining aggregate capital requirements for 2004 will total approximately $25 million to $30 million, including our $7.5 million of commitments as of June 30, 2004. We expect that we will use the remainder of our planned capital expenditures in 2004 primarily for the continued addition of communications equipment in connection with our integrated communications services and infrastructure enhancements, principally for information systems.

As of June 30, 2004, we had applied a majority of the estimated capital required to complete the planned integration of BTI into our operations, including the payment of a majority of the estimated severance and retention payments. In addition, we anticipate that net cash provided by operating activities will continue to improve in the last two quarters of 2004. As a result, we expect our consolidated cash balances to increase by year-end. Depending upon the timing of working capital requirements and capital expenditures, however, we may experience a slight interim decline in consolidated cash balances in the third quarter of 2004.

We believe that cash on hand and cash flow we expect from operations will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements until June 2006, when our senior credit facility matures. Over the next several years, we currently anticipate that we will not experience significant changes in the aggregate amount of our total capital expenditures or in the proportionate amount that we will apply for network and facilities maintenance and for the type of investments that we believe will enable us to acquire additional customers within the markets covered by our existing network and generate increased operating revenues. The actual amount and timing of our capital requirements in these years, however, may differ materially from the foregoing estimate as a result of regulatory, technological, economic and competitive developments, including market developments and new opportunities, or in the event we decide to make additional acquisitions. Consistent with our previously-reported acquisition strategy, we are continuing to evaluate potential acquisition opportunities on an ongoing basis.

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

We will be required through June 30, 2006 to repay the balance of our $183.0 million of outstanding borrowings under our senior credit facility and through June 30, 2008 to repay the balance of our $55.7 million of outstanding borrowings under our junior credit facility, as indicated in the following table (all amounts in thousands):

	Payment Schedule
	Total	2004	2005	2006	2007-2008
Senior and junior credit facilities	$238,681	$956	$12,904	$177,066	$47,755

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

We manage the sensitivity of our results of operations to market risk by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations that we believe have appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. We do not have any material foreign currency exposure.

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $238.7 million of borrowings outstanding under our credit facilities as of June 30, 2004. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $238.7 million of our outstanding borrowings under our credit facilities accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $238.7 million of variable-rate debt at June 30, 2004 would result in a fluctuation of approximately $2.4 million in our annual interest expense.

Item 4.	Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer, who is our principal executive officer, and our Senior Vice President-Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President-Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ITC^DeltaCom, Inc., including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the second quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party or otherwise subject to various legal proceedings, including proceedings in which third parties have challenged some of our significant licenses or other rights to use the rights-of-way of others. A description of these proceedings is set forth under the caption “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003. For updated information about some of these proceedings, see note 5 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 5 under the captions “Regulatory Proceedings” and “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) We held our 2004 annual meeting of stockholders on April 27, 2004.

(c) All holders of record of our common stock, Series A preferred stock and Series B preferred stock at the close of business on March 26, 2004 were eligible to vote at the 2004 annual meeting. Each holder of common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of March 26, 2004, there were 51,834,252 shares of common stock outstanding, which represented a total of 51,834,252 votes entitled to vote at the annual meeting.

Under our restated certificate of incorporation, holders of the Series A preferred stock and the Series B preferred stock are currently entitled to vote on an “as converted” basis together with the holders of the common stock as a single class on all matters presented for a vote to the holders of the common stock, other than the election of directors. The election of directors was the only proposal submitted for stockholder approval at the 2004 annual meeting. Accordingly, the holders of the Series A preferred stock and the Series B preferred stock were not entitled to vote at the annual meeting.

At the 2004 annual meeting, the stockholders approved a proposal to elect each of the seven nominees to the board of directors. The tabulation of votes on this proposal is as follows:

Nominees	Votes For	Votes Withheld
Larry F. Williams	40,592,507	2,053,886
John Almeida, Jr.	40,592,913	2,053,480
Donald W. Burton	42,632,720	13,673
John J. DeLucca	42,632,713	13,680
R. Gerald McCarley	42,632,612	13,781
Thomas E. McInerney	40,592,822	2,053,571
Robert C. Taylor, Jr.	42,632,713	13,680

Item 6.	Exhibits and Reports on Form 8-K

(a) The following exhibits are either filed or furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

(b) Reports on Form 8-K

ITC^DeltaCom filed or furnished the following Current Reports on Form 8-K during the first quarter of 2004:

Filing Date of Report		Item Reported
May 5, 2004	Items 5 and 12	(financial and operating results for the quarter ended March 31, 2004 and other financial information)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: August 9, 2004	By:	/s/ Douglas A. Shumate
Douglas A. Shumate
Senior Vice President-Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description
31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.