Form 10-Q
period 2004-09-30
ITC DELTACOM INC
filed 2004-11-15
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at October 31, 2004
Common Stock, $.01 par value	51,995,971 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,606	$50,099
Restricted cash	850	1,639
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $6,207 and $7,070 in 2004 and 2003, respectively	78,149	75,882
Affiliate	204	188
Inventory	4,096	3,261
Prepaid expenses, deposits and other current assets	7,002	10,175

Total current assets	106,907	141,244

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $130,455 and $69,244 in 2004 and 2003, respectively	514,064	539,676

OTHER LONG-TERM ASSETS:
Goodwill and other indefinite life intangible assets	41,273	38,897
Amortizable intangible assets, net of accumulated amortization of $5,622 and $2,967 in 2004 and 2003, respectively	19,694	22,349
Other assets	2,844	2,887

Total other long-term assets	63,811	64,133

Total assets	$684,782	$745,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$40,507	$63,896
Capital related	7,074	6,678
Accrued interest	1,530	1,518
Accrued compensation	6,201	5,981
Unearned revenue	20,762	21,683
Other accrued liabilities (Note 4)	30,308	30,379
Current portion of unsecured equipment obligations (Note 3)	4,621	4,355
Current portion of long-term debt and capital lease obligations (Note 3)	20,407	13,588

Total current liabilities	131,410	148,078

LONG-TERM LIABILITIES:
Long-term restructuring liabilities (Note 4)	7,419	9,264
Long-term unsecured equipment obligation (Note 3)	980	3,808
Long-term debt and capital lease obligations (Note 3)	271,271	288,183

Total long-term liabilities	279,670	301,255

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A; 342,588 and 322,828 shares issued and outstanding in 2004 and 2003, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	29,758	27,365
Par value $0.01; 1,200,000 shares designated Series B; 371,084 and 350,000 shares issued and outstanding in 2004 and 2003, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	30,317	27,642

Total convertible redeemable preferred stock	60,075	55,007

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 350,000,000 shares authorized; 51,995,971 and 51,848,300 shares issued and outstanding in 2004 and 2003, respectively	520	518
Additional paid-in-capital	266,106	264,763
Warrants outstanding	6,892	6,892
Deficit	(59,891)	(31,460)

Total stockholders’ equity	213,627	240,713

Total liabilities and stockholders’ equity	$684,782	$745,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Integrated communications services revenues	$117,180	$69,179	$355,920	$202,431
Equipment sales and related services revenues	4,770	14,829	14,209	32,837
Wholesale services revenues	23,434	24,076	73,652	74,373

TOTAL OPERATING REVENUES	145,384	108,084	443,781	309,641
COST OF REVENUES (exclusive of items shown separately below)	72,122	54,606	218,705	153,151

GROSS MARGIN	73,262	53,478	225,076	156,490

OPERATING EXPENSES:
Selling, operations and administration	54,463	39,301	165,627	113,587
Depreciation and amortization	21,748	14,265	63,870	43,265
Stock-based deferred compensation (Note 1)	409	221	1,227	663
Merger-related expenses	431	—	889	—

Total operating expenses	77,051	53,787	231,613	157,515

OPERATING LOSS	(3,789)	(309)	(6,537)	(1,025)

OTHER (EXPENSE) INCOME:
Interest expense	(5,283)	(3,323)	(15,846)	(10,310)
Interest income	53	95	379	294
Other income (expense) (Note 1)	19	—	(1,236)	—

Total other expense, net	(5,211)	(3,228)	(16,703)	(10,016)

LOSS BEFORE INCOME TAXES	(9,000)	(3,537)	(23,240)	(11,041)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(9,000)	(3,537)	(23,240)	(11,041)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,755)	(772)	(5,191)	(2,280)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10,755)	$(4,309)	$(28,431)	$(13,321)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.21)	$(0.10)	$(0.55)	$(0.30)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	51,974,260	44,848,300	51,891,570	44,843,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,240)	$(11,041)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	63,870	43,265
Stock-based compensation	1,227	663
Amortization of debt issuance costs	429	434
Changes in current operating assets and liabilities:
Accounts receivable, net	(2,894)	(5,963)
Inventory	(836)	(916)
Prepaid expenses, deposits and other current assets	3,173	(2,103)
Accounts payable	(19,417)	10,893
Accrued interest	13	(116)
Unearned revenue	(921)	(579)
Accrued compensation and other accrued liabilities	3,672	(2,461)

Total adjustments	48,316	43,117

Net cash provided by operating activities	25,076	32,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,611)	(20,779)
Change in accrued capital related costs	396	(210)
Other	(1,133)	61
Payment for accrued merger costs	(10,474)	(2,780)

Cash used in investing activities	(46,822)	(23,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and capital lease obligations	(12,654)	(4,176)
Proceeds from stock options exercised	118	—
Change in restricted assets	789	—

Cash used in financing activities	(11,747)	(4,176)

CHANGE IN CASH AND CASH EQUIVALENTS	(33,493)	4,192

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,099	49,089

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,606	$53,281

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$15,834	$9,997

Cash paid (refunds received) for income taxes, net	$—	$—

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$5,191	$2,280

Restructuring cost accrual for BTI merger	$2,591	$—

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

Segment Disclosure

The Company operates in one segment.

Liquidity

The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. During 2003 and the nine months ended September 30, 2004, the Company primarily funded its operating and capital requirements and other cash needs principally through cash from operations and cash on hand. The Company also funded a portion of its operating and capital requirements during the three months ended December 31, 2003 and the nine months ended September 30, 2004 from the net proceeds of its sale, immediately prior to the closing of its acquisition of BTI, of 350,000 shares of a new issue of its 8% Series B convertible redeemable preferred stock to certain of BTI’s securityholders for a total purchase price of $35 million. The proceeds of this sale provided funds to support integration expenses and capital requirements. In connection with its acquisition of BTI, the Company assumed total BTI indebtedness of approximately $111.4 million.

During the three months ended March 31, 2004, the Company incurred expenses of approximately $1.5 million related to the structuring and marketing of a private offering of senior notes. The Company intended to use the net proceeds from the notes offering to repay or refinance approximately $281 million of the Company’s senior and junior secured credit facilities and other indebtedness and for working capital and other general corporate purposes. Due to adverse market conditions, the Company withdrew the private offering in March 2004. The expenses of the withdrawn offering are reflected in “Other expense” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2004.

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

The accompanying condensed consolidated financial statements present results for the three months and nine months ended September 30, 2004. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2004.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the nine months ended September 30, 2003 and for the year ended December 31, 2003 to conform with the presentation of the financial statements for the nine months ended September 30, 2004.

Stock-Based Compensation

At September 30, 2004, the Company had one stock-based employee compensation plan. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. In accordance with the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss applicable to common stockholders:
As reported	$(10,755)	$(4,309)	$(28,431)	$(13,321)
Add: total stock-based employee compensation expense included in net loss	409	221	1,227	663
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(822)	(724)	(2,370)	(2,167)

Pro forma	$(11,168)	$(4,812)	$(29,574)	$(14,825)

Basic and diluted net loss per common share:
As reported	$(0.21)	$(0.10)	$(0.55)	$(0.30)
Pro forma	$(0.21)	$(0.11)	$(0.57)	$(0.33)

2. Recent Accounting Pronouncements

The Financial Accounting Standards Board announced in October 2004 that proposed Statement 123R, “Share Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including stock options, at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Proposed Statement 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. The proposed statement requires the cost resulting from all employee share-based payment transactions to be recognized in the financial statements and establishes a fair-value based method of accounting for the transactions. The Company continues to apply the recognition and measurement principles of APB Opinion No. 25, but has complied with the disclosure requirements of SFAS No. 148. The Company will evaluate the requirements of the final standard, which is expected to be issued in December 2004, to determine the impact on the Company’s results of operations, and expects that adoption of the requirements will have an adverse impact on the Company’s financial results.

3. Long-Term Obligations and Capital Lease Obligations

Long-term obligations and capital lease obligations at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Senior secured credit facility	$182,488	$183,922
Junior secured credit facility	55,715	55,715
10½% senior unsecured notes due 2007	18,525	18,525
8¾% unsecured note due 2006	7,072	7,072
Unsecured equipment purchase obligation	5,601	8,163
Capital lease obligations at varying interest rates, maturing through June 2006	27,878	36,537

Total	297,279	309,934
Less current maturities	(25,028)	(17,943)

Total	$272,251	$291,991

4. Restructuring Charges

In connection with the acquisition of BTI, the Company adjusted restructuring charge accruals in the three months ended September 30, 2004 for leased sites identified in the plan of merger whose use ceased in accordance with the plan. Those costs were reflected in the accompanying condensed consolidated balance sheets as an adjustment to goodwill acquired in the merger. The following table reflects activity associated with accrued restructuring costs related to the Company’s restructurings in 2003 and the acquisition of BTI, which are recorded in accrued liabilities from January 1, 2004 through September 30, 2004 (in thousands):

	Balance at December 31, 2003	Accruals	Write-offs/ Payments	Balance at September 30, 2004
Restructuring charges:
Employee severance	$5,732	$89	$(4,497)	$1,324
Office space leases	10,399	2,591	(2,427)	10,563
Other	1,264	274	(1,481)	57

Total	$17,395	$2,954	$(8,405)	$11,944

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the table below.

	September 30, 2004	December 31, 2003
Other accrued liabilities	$4,525	$8,131
Long-term restructuring liabilities	7,419	9,264

Total	$11,944	$17,395

The Company expects to use the remaining restructuring accruals as it makes additional payments under the terms of office space lease and severance agreements. The Company is actively seeking to sub-lease vacant office space.

5. Commitments and Contingencies

At September 30, 2004, the Company had entered into agreements with vendors to purchase approximately $10.3 million of property, plant, equipment and services during the three months ending December 31, 2004 and the three months ending March 31, 2005 related to the improvement and installation of switches, other capacity expansion efforts and certain services.

BellSouth Interconnection Agreements

The Company’s interconnection agreements with BellSouth Telecommunications, Inc. (“BellSouth”) expired in June 2003. The Company expects to continue to operate under terms of the existing agreements until new agreements are reached. The Company is currently engaged in an arbitration process concerning the rates and terms of new agreements with BellSouth in Alabama, Florida, North Carolina, Louisiana and Tennessee. BellSouth and the Company have executed a new interconnection agreement for Georgia, which has been filed and approved by the Georgia Public Service Commission. BellSouth has appealed a portion of the Georgia Public Service Commission’s order requiring BellSouth to continue providing digital subscriber line service where the Company is the local voice service provider. Various issues remain outstanding with respect to the interconnection agreement for North Carolina, which BellSouth and the Company have submitted for review and approval by the North Carolina Utility Commission. The Company is currently unable to determine the impact, if any, the remaining arbitration proceedings will have on its results of operations and financial condition.

The Company has adopted the agreements between AT&T and BellSouth for South Carolina, Mississippi and Kentucky under which the Company has assumed the rights and obligations applicable to AT&T under such agreements. These agreements have expired, and the Company expects to continue to operate under terms of the existing agreements until new agreements are reached.

BellSouth has requested amendments to all of the Company’s existing interconnection agreements as a result of a federal appellate court’s decision described below in this Note 5 under “Regulatory Proceedings.” The Company is currently reviewing the proposed amendments and rulings issued by the Federal Communications Commission and the appellate court.

Regulatory Proceedings

On March 2, 2004, a federal court of appeals vacated and remanded to the Federal Communications Commission several portions of an order the FCC issued in August 2003. In that order, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitive carries like the Company at cost-based rates. In response to the appellate court’s decision, the FCC has issued interim rules that freeze existing rates, terms and conditions for a period of six months while it develops permanent rules to address the appellate court’s decision. The FCC’s interim rules provide a two-phase plan to govern the provision of unbundled network elements (“UNE”) while the FCC considers permanent rules. Under the first phase of the plan, incumbent local exchange carriers must continue to make available three enumerated unbundled network elements in accordance with the rates, terms, and conditions set forth in their interconnection agreements as of June 15, 2004. Under the second phase of the plan, incumbent carriers would be required for an additional six months to continue to provide such unbundled network elements to requesting carriers for the embedded customer base subject to the rate increases specified in the FCC’s order. The FCC has indicated that it expects to adopt the new UNE rules prior to March 2005, although there is no assurance that it will do so, or that such new UNE rules would continue to provide the Company with the access to all UNEs, at cost-based rates, that the Company currently has. If the FCC does not adopt its new UNE rules in a timely fashion or if the new rules do not provide the Company with such access, the Company’s ability to obtain access to certain unbundled network elements and incumbent carrier network upgrades may be curtailed or become more costly in the future.

The FCC continues to urge incumbent and competitive carriers to negotiate a commercial resolution of the issues addressed in the appellate court’s decision. It is uncertain whether these commercial negotiations will be successful. The Company cannot predict how the FCC will act in any remand proceedings resulting from the appellate court’s ruling, or the extent to which the FCC’s resulting decisions will be favorable or unfavorable to the Company’s business. Based on the appellate court’s decision, it is likely that the availability of cost-based unbundled network elements to competitive carriers will be diminished in the FCC’s new UNE rules and that the overall cost to competitive carriers of using unbundled network elements will increase.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in note 11 to the Company’s audited consolidated financial statements included in the 2003 Form 10-K. Other than such proceedings, including the proceedings described below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity. The following describes developments in previously disclosed proceedings and certain new claims:

Mississippi Power Company Rights-of-Way. The Company initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which the Company seeks a declaratory judgment confirming the Company’s continued use of cables in Mississippi Power Company’s rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company and the Company in which they seek a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. The Company has resolved the issue of the Company’s use of the rights-of-way with some of the defendants. The August 2001 proceeding was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which the Company was made a defendant, which was initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. The Company’s civil suits were dismissed by the District Court. The order of dismissal in the civil action involving the 37 parcels of land was appealed to the United States Court of Appeals for the Fifth Circuit, which denied the appeal. However, some claims remaining to be resolved by the District Court have also been dismissed. The Company’s request for reconsideration of the order of dismissal in the civil action involving the 63 parcels of land has been denied. The Company has appealed the dismissals in both matters to the United States Court of Appeals for the Fifth Circuit.

Since 2002, over 220 lawsuits, including eight lawsuits filed in 2004, have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company and the Company. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that MCI WorldCom and/or the Company have benefited by using the easement to provide telecommunications services. The Company believes that approximately 30 of the lawsuits involve property over which the Company provides telecommunications services using the Mississippi Power Company easements. Each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by MCI WorldCom and the Company of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. Mississippi Power Company has reached a preliminary settlement with the plaintiffs resolving these lawsuits in a manner that would allow the Company to use a fiber optic cable installed over the properties to provide telecommunications services. A dispute has arisen between the Company and Mississippi Power Company regarding the terms of a release between the Company and Mississippi Power Company relating to the subject matter of the settlement. It is uncertain if the settlement will be implemented if the dispute between the Company and Mississippi Power Company is not resolved.

In 2002, a lawsuit on behalf of five property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. In May 2004, the Company was added upon the Court’s order as a defendant in the lawsuit. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. In September 2004, the Court granted Mississippi Power Company’s motion for partial summary judgment and issued a final order that the plaintiff is not entitled to any compensation for trespass damages. The plaintiff has not appealed this ruling.

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. On March 11, 2003, a complaint was filed against the Company in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, claim to be owners of the land across which certain rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad are located. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad across Mississippi. The plaintiffs claim that the documents granting the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorney’s fees, an accounting of amounts paid to Kansas City Southern Railroad and Illinois Central Railroad and declaratory relief regarding the parties’ rights. The Company has denied the allegations, but has counter-claimed for the certification of a class of counter-defendants. The Company seeks a declaration that it has the right to use the rights-of-way or, alternatively, to condemn such rights. In September 2004, the District Court found that neither the class requested by the plaintiffs nor the class of counter-defendants should be certified. The Company has appealed the District Court’s refusal to certify the class of counter-defendants to the United States Court of Appeals for the Fifth Circuit. The plaintiffs have not appealed the denial of their requested class certification.

A lawsuit was filed against the Company in Richland Parish, Louisiana, in July 2003 and removed to the United States District Court, Western District of Louisiana, Monroe Division, in August 2003. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the land which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorney’s fees. In July 2004, the Court found that the class should not be certified. One plaintiff voluntarily dismissed his claim when discovery revealed that he had no rights in the property identified in the complaint. The only remaining named plaintiff asserts a claim based on ownership of less than one mile of property over which the Company uses fiber optic cable within the rights-of-way of Kansas City Southern Railroad or Illinois Central Railroad.

Company’s Suit for Rights-of-Way Indemnification. In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company obtained use of rights-of-way for its fiber optic telecommunications networks. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. A motion for summary judgment was filed by the Company in December 2001 and thereafter by the defendants. The defendants also have filed a counterclaim requesting, among other relief, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. In September 2004, the Court issued an order denying both the Company’s and the defendant’s motions for summary judgments and staying the litigation until final determination of the landowner litigation which underlies the Company’s claims in this matter. The Company has appealed this order to the Georgia Supreme Court.

        Claim Relating to Sale of Account Receivable. In the first quarter of 2003, the Company sold for approximately $1.0 million approximately $2.2 million of accounts receivable owed to the Company by WorldCom before WorldCom filed for bankruptcy under Chapter 11 of the Bankruptcy Code in 2002. In November 2004, the Company received a notice from the assignee of the accounts receivable demanding that the Company repurchase for $830,000 approximately $1.5 million of such accounts receivable. The Company expects that, if it makes payment on such claim to the assignee, it would have to seek recovery on such claim in the WorldCom bankruptcy proceeding. The Company is unable to predict what amount of such claim, if any, it would be able to recover in such event.

6. Proposed Mergers and Related Transactions

On September 8, 2004, the Company entered into a merger agreement with Florida Digital Network, Inc. (“FDN”) and certain FDN stockholders pursuant to which the Company will acquire all of the outstanding common stock and preferred stock of FDN in exchange for 31,300,000 shares of the Company’s common stock. A total of 3,356,606 of these shares will be held in an escrow account until the later of March 15, 2006 or the first anniversary of the merger closing to satisfy any indemnification claims by the Company for specified breaches of the merger agreement. The exchange ratios of the FDN common stock and preferred stock will be determined at the time of the merger in accordance with the terms of FDN’s charter. A newly formed subsidiary of the Company will be merged with and into FDN, which will be the surviving corporation of the merger and will become a wholly-owned subsidiary of the Company.

Also on September 8, 2004, the Company entered into a merger agreement with NT Corporation (“NTC”) and certain NTC stockholders pursuant to which the Company will acquire all of the outstanding common stock and preferred stock of NTC. The Company will issue a maximum of 8,850,000 shares of its common stock to the NTC stockholders minus the number of shares payable to participants in an NTC management employee retention plan which the Company will assume in the merger. The number of shares of the Company’s common stock issuable to NTC stockholders will be reduced if NTC fails to meet any of three performance targets specified in the merger agreement. The exchange ratios of the NTC common stock and preferred stock will be determined at the time of the merger in accordance with the terms of NTC’s charter. It is not expected that the NTC common stockholders will receive any merger consideration. Approximately 20% of the Company’s shares issued in the merger will be held in an escrow account until the second anniversary of the merger closing to satisfy any indemnification claims by the Company for specified breaches of the merger agreement. A newly formed subsidiary of the Company will be merged with and into NTC, which will be the surviving corporation of the merger and will become a wholly-owned subsidiary of the Company. ITC^DeltaCom’s completion of the FDN merger is a condition to its completion of the NTC merger.

At or prior to the merger closings, the Company, the existing majority stockholders of the Company, a director who is a stockholder of the Company, the Chief Executive of the Company (who is also a stockholder) and the principal FDN and NTC stockholders will become parties to a governance agreement which will amend and restate the Company’s existing governance agreement to modify some provisions and terminate other provisions of the existing agreement related to corporate governance and to restrictions on the disposition of the Company’s securities held by the stockholder parties. Upon completion of the mergers, the board of directors will have thirteen members, including three members designated by the principal FDN stockholders and one member designated by the principal NTC stockholders.

7. Subsequent Event

On November 11, 2004, ITC^DeltaCom exercised its right under the BTI merger agreement to require Welsh, Carson, Anderson & Stowe VIII, L.P. and its affiliates and associates (the “Welsh Carson securityholders”), who currently own capital stock representing a majority of ITC^DeltaCom’s voting power, to purchase 150,000 additional shares of ITC^DeltaCom’s 8% Series B convertible redeemable preferred stock for an aggregate purchase price of $15 million. It was a condition to the obligation of the Welsh Carson securityholders to purchase these shares that the Company have unrestricted cash of less than $20 million. As provided in the BTI merger agreement, the Company may apply the proceeds of the sale of this Series B preferred stock only for expenditures for the cost of services, selling, operations and administration expenses, capital expenditures not to exceed $65 million in any 12-month period following October 6, 2003 (other than capital expenditures incurred in connection with a business combination transaction), payment of contingencies and other purposes which could reasonably be expected to be incurred by the Company in connection with its ongoing activities in the ordinary course. ITC DeltaCom completed the sale of the Series B preferred stock on November 12, 2004.

The shares of Series B preferred stock which ITC DeltaCom issued pursuant to its exercise of its drawdown right under the BTI merger agreement have the same terms as the currently outstanding shares of Series B preferred stock, all of which are owned by the Welsh Carson securityholders and their affiliates and associates. Those terms were negotiated by ITC DeltaCom and the Welsh Carson securityholders at the date of execution of the BTI merger agreement on July 2, 2003.

If the additional 150,000 shares of Series B preferred stock had been outstanding for the three months ended September 30, 2004, net loss applicable to common stockholders would have increased from $10.8 million to $11.1 million, and basic and diluted net loss per common share would have been unchanged at $(0.21) per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements in these sections. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, revenues, liquidity, cash flow and other operating results, cost savings and other expected benefits of our acquisition of BTI Telecom Corp. and our proposed mergers with Florida Digital Network, Inc. and NT Corporation, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements.

We cannot assure you that our expectations expressed or implied in our forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed below and under the caption “Business–Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, include our dependence on new product development, rapid technological and market change, our dependence upon rights of way and other third-party agreements, debt service and other cash requirements, liquidity constraints and risks related to future growth and rapid expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, costs, delays and other difficulties related to the pending merger transactions, failure of the parties to the pending merger transactions to satisfy closing conditions and other merger agreement terms, our inability to integrate acquired companies successfully, customer reductions in services, delays or difficulties in deployment and implementation of colocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules, general economic and business conditions, failure to maintain underlying service/vendor arrangements, competition, adverse changes in the regulatory or legislative environment, and various other factors beyond our control.

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

During the three months ended September 30, 2004, we:

•	Experienced a decline in operating revenues of $3.9 million from the second quarter of 2004 as a result of a $3.4 million decline in long distance and other usage-based revenues, which was offset in part by a $1.2 million increase in local service and data revenues. Severe weather in our operating region decreased the revenue days for usage-based services and significantly curtailed our installation of new access lines in August and September.

•	Experienced less growth in our local and data revenues than we had expected, because of increased customer turnover and customer base renewals at lower rates.

•	Increased our consolidated operating revenues by 34.5% over the third quarter of 2003, principally a result of our merger with BTI Telecom Corp., or BTI.

•

Reported $18.0 million of earnings before interest, taxes, depreciation and amortization, or EBITDA, which represented a decline of $2.7 million from the second quarter of 2004 as a result of a $3.2 million reduction in our gross margin and inefficiencies in selling, operations and administration expense. The effects of these factors were partially offset by cost savings realized through our continued integration of BTI. Our EBITDA for the third quarter of 2004 represented an increase of $4.0 million over the third quarter of 2003, principally as a result of the BTI merger.

•	Entered into agreements for mergers with Florida Digital Network, Inc. and NT Corporation which, when completed, could increase the total number of business customers served by us to more than 120,000, increase the number of markets served by us throughout the southeastern United States to 52 markets, increase the number of our unique colocations with local telephone companies to over 400, increase the number of our voice switches to 48, and increase the number of our installed access lines to more than 635,000 total lines.

•	Generated $9.1 million of cash flow from operations.

•	Exceeded the cost savings projected by our merger integration plan for BTI by achieving approximately $9.1 million in net cost savings during the third quarter of 2004, which represented an increase of $1.5 million over the second quarter of 2004.

•	Maintained capital expenditures at forecasted levels.

•	Reported consolidated unrestricted cash balances of $16.6 million at September 30, 2004, compared to such balances of $28.4 million at June 30, 2004.

Recent Regulatory Developments

Our future operating results will be affected by the decision of a federal court of appeals on March 2, 2004 to vacate and remand to the Federal Communications Commission several portions of an order the FCC issued in August 2003. In its August 2003 order, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitive carriers like us at cost-based rates. The FCC adopted rules which, among other things, permit state regulators, under specified circumstances, to impose significant limitations on the ability of competitive carriers to purchase the “unbundled network element platform,” or UNE-P, from incumbent local exchange carriers at regulated prices based on the FCC’s “Total Element Long Run Incremental Cost” methodology. The appellate court vacated certain portions of the August 2003 order that were beneficial to us, including those portions requiring incumbent carriers to continue to make available mass market switching and dedicated transport facilities at cost-based rates, and those portions delegating certain responsibilities to the states to determine which of these elements should continue to be made available. The court also upheld several portions of the order that could result in increased costs for us, including limiting the local loops and enterprise switching elements that must be made available to competitive carriers at cost-based rates.

In response to the appellate court’s decision, the FCC has issued interim rules that freeze existing rates, terms and conditions for a period of six months while it develops permanent rules to address the appellate court’s decision. The FCC’s interim rules provide a two-phase plan to govern the provision of unbundled network elements while the FCC considers permanent rules. Under the first phase of the plan, incumbent local exchange carriers must continue to make available three enumerated unbundled network elements in accordance with the rates, terms, and conditions set forth in their interconnection agreements as of June 15, 2004. Under the second phase of the plan, incumbent carriers would be required for an additional six months to continue to provide such unbundled network elements to requesting carriers for the embedded customer base subject to the rate increases specified in the FCC’s order. The FCC has indicated that it expects to adopt the new UNE rules prior to March 2005, although there is no assurance that it will do so, or that such new UNE rules would continue to provide us access to all UNEs, at cost-based rates, that we have today. If the FCC does not adopt its new UNE rules in a timely fashion or if the new rules do not provide us with such access, our ability to obtain access to certain unbundled network elements and incumbent carrier network upgrades may be curtailed or become more costly in the future.

The FCC continues to urge incumbent and competitive carriers to negotiate a commercial resolution of the issues addressed in the appellate court’s decision. It is uncertain whether these commercial negotiations will be successful. We cannot predict how the FCC will act in any remand proceedings resulting from the appellate court’s ruling, or the extent to which the FCC’s resulting decisions will be favorable or unfavorable to our business. Based on the appellate court’s decision, it is likely that the availability of cost-based unbundled network elements to competitive carriers will be diminished in the FCC’s new UNE rules and that the overall cost to competitive carriers of using unbundled network elements will increase.

Proposed Mergers

As previously announced, on September 8, 2004, we entered into a merger agreement with Florida Digital Network, Inc., or FDN, and certain FDN stockholders pursuant to which we will acquire FDN, a privately held competitive carrier headquartered in

Florida. FDN offers a comprehensive line of communications services primarily to small and medium-sized businesses in markets in Florida and Georgia.

As previously announced, on September 8, 2004, we also entered into a merger agreement with NT Corporation, or NTC, and certain NTC stockholders pursuant to which we will acquire NTC, a privately held communications company headquartered in Florida. NTC serves primarily small and medium-sized business customers in 27 metropolitan areas in eight states in the southeastern United States. Completion of the FDN merger is a condition to our completion of the NTC merger.

Based on data as of June 30, 2004, the mergers between the Company, FDN and NTC could increase the total number of business customers served by us from 50,000 to more than 120,000, increase the number of markets served by us throughout the southeastern United States from 40 to 52 markets, increase the number of our unique colocations with local telephone companies from approximately 235 to over 400, increase the number of our voice switches from 29 to 48 and increase the number of our installed access lines from approximately 378,000 to more than 635,000 total lines.

We anticipate that we will complete our mergers with FDN and NTC by early in the first quarter of 2005.

Acquisition and Integration of BTI

On October 6, 2003, we completed our acquisition of BTI, a facilities-based integrated communications provider serving markets in the mid-Atlantic and southeastern United States. BTI generated operating revenues of $56 million in the third quarter of 2003. Our acquisition of BTI has provided us with the opportunity to further our strategic initiative to increase monthly recurring revenues from end-user customers within our existing markets and has created one of the largest providers of integrated communications services in the southeastern United States. As a result of the acquisition, we have achieved, and expect to continue to generate, significant operational efficiencies by increasing utilization of our switches and network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased long-haul facilities to our combined fiber optic network. The inclusion of BTI’s assets and operations in our business since October 6, 2003 has contributed to a significant increase in the size of our business between September 30, 2003 and September 30, 2004. Between those dates, we have:

•	increased the number of our installed access lines by approximately 76%, from 255,000 to 448,500, of which 70,400 and 67,600 were related to our local interconnection business as of September 30, 2003 and September 30, 2004, respectively;

•	expanded the geographic reach of our owned fiber optic network by almost 70%, from 6,450 route miles to over 10,900 route miles;

•	increased our colocations with incumbent local telephone companies by 39%, from 186 to 258; and

•	increased our number of voice switches from 12 to 28.

We are integrating BTI’s operations into our existing operations to achieve significant economies of scale from the consolidation of sales and marketing, customer service, provisioning and installation, and information technology, purchasing, financial and administrative functions. We have identified, for the three categories of costs shown in the table below, net cost savings of $30 million we expect that the acquisition will generate in 2004 and an additional $10 million we expect to realize in 2005 as a result of the full-year impact of these prior-year savings. We expect to achieve annualized net cost savings of up to $50 million by the end of 2005. As we develop our plans for integrating the operations of FDN and NTC, we are emphasizing cost savings which we expect will provide the greatest short-term benefit. The following table shows the net cost savings amounts we have achieved during the first nine months of 2004 and expect to achieve over the entire 2004 fiscal year. The following table also shows the annualized costs savings amounts we have achieved as of September 30, 2004 and expect to achieve by the end of 2004.

Nature of Cost Savings	Net Cost Savings Achieved in Nine Months Ended September 30, 2004	Expected Actual Net Cost Savings in 2004	Annualized Cost Savings Achieved as of September 30, 2004	Expected Annualized Net Cost Savings in 2004
	(in thousands)
Compensation and benefits	$12,333	$15,000	$21,339	$20,000
Cost of revenues (1)	5,132	9,000	10,305	14,000
Other selling, operations and administrative expense	4,237	6,000	6,339	6,000

Total	$21,702	$30,000	$37,983	$40,000

(1)	A portion of the cost of revenues to which the net cost savings relate are reported in selling, operations and administrative expense in the condensed consolidated financial statements appearing elsewhere in this report.

We achieved net cost savings of $9.1 million during the third quarter, which represented a net increase of $1.5 million in net cost savings over the second quarter of 2004. We anticipate that we will achieve all of the expected annualized cost savings of $40 million by the end of 2004.

We expect to realize savings in compensation and benefits costs by reducing the total number of employees of ITC^DeltaCom and BTI as of July 1, 2003 by approximately 360 employees. The employee headcount of the combined company as of July 1, 2003 was reduced by a total of approximately 341 positions, or 95% of the total planned employee force reductions, as of September 30, 2004. Of these reductions, approximately 20 were made in the three months ended September 30, 2004. The headcount reductions as of September 30, 2004 represent substantially all of the total headcount and related compensation and benefit savings that we anticipate for 2004 with respect to the integration of BTI.

The foregoing annualized cost savings amounts as of September 30, 2004 are based on the approximate combined monthly costs of ITC^DeltaCom and BTI as of July 2, 2003, which is the date on which we agreed to acquire BTI. These cost savings amounts represent the total annual cost savings we expect to realize as a result of our cost savings initiatives from that date, even if we do not implement any of the costs savings initiatives we have planned for periods following September 30, 2004.

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

	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003 (1)	September 30, 2003
Branch offices	40	40	40	39	36
Colocations (2)	258	258	256	256	186
Voice switches, Nortel DMS500, Lucent 5E and DEX	28	29	29	30	12
Frame relay/ATM switches	81	74	74	74	43
Number of employees (3)	2,304	2,309	2,306	2,412	1,850

(1)	Reflects the acquisition and integration of BTI.

(2)	Reflects consolidation of BTI colocations. Two colocations in the same physical facility are reflected as one colocation.

(3)	Net decrease of five employees from June 30, 2004 to September 30, 2004 reflects the elimination of 21 positions associated with the integration of BTI, which was offset in part by the addition of 16 strategic positions in our sales, provisioning and installation groups.

	Three Months Ended,
	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003
Integrated communications services revenues	$117,180	$119,406	$119,334	$118,245	$69,179
Equipment sales and related services revenues	4,770	5,072	4,367	8,185	14,829
Wholesale services revenues:
Broadband transport	15,595	16,037	16,521	17,767	15,541
Local interconnection	2,897	3,520	3,828	3,564	4,468
Directory assistance and operator services	2,468	2,436	2,275	2,189	2,451
Other	2,474	2,852	2,749	1,975	1,616

Total wholesale services revenues	23,434	24,845	25,373	25,495	24,076

Subtotal	145,384	149,323	149,074	151,925	108,084

Less: Discontinued operations (1)	—	—	—	3,185	9,741

Total operating revenues (2)	$145,384	$149,323	$149,074	$148,740	$98,343

Increase (decrease) in total operating revenues (2) (over previous quarter)	(2.6)%	0.2%	0.2%	51.2%	1.4%
Retail business lines installed (3)	381,080	378,160	372,850	368,863	184,606
Wholesale lines installed (3)	67,666	72,105	71,737	68,770	70,380

Total business lines installed (3)	448,746	450,265	444,587	437,633	254,986
Lines installed/sold percentage
Integrated communications services	95%	94%	95%	97%	97%
Wholesale services	84%	95%	95%	97%	97%

(1)	Adjustment to eliminate revenues from our integrated technology services business, which was discontinued in October 2003.

(2)	Excludes revenues generated by our discontinued integrated technology services business.

(3)	Reported net of lines disconnected or canceled.

Three Months and Nine Months Ended September 30, 2004 Compared to Three Months and Nine Months Ended

September 30, 2003

The following comparison of our operating results is materially affected by our acquisition in October 2003 of BTI, whose results are included in our 2004 operating results, but are not included in our operating results for the three months and nine months ended September 30, 2003. Because of the significance of the BTI acquisition, our operating results for these periods are not directly comparable.

Operating Revenues. Total operating revenues increased $37.3 million, or 34.5%, from $108.1 million for the three months ended September 30, 2003 (the “2003 quarter”) to $145.4 million for the three months ended September 30, 2004 (the “2004 quarter”). Total operating revenues increased $134.2 million, or 43.3%, from $309.6 million for the nine months ended September 30, 2003 (the “2003 nine-month period”) to $443.8 million for the nine months ended September 30, 2004 (the “2004 nine-month period”). Integrated communications services revenues increased 69.4%, or $48.0 million, for the 2004 quarter, and 75.8%, or $153.5 million, for the 2004 nine-month period over the corresponding periods of 2003. The increases in total operating revenues and revenues from our integrated communications services were primarily attributable to our acquisition of BTI in the fourth quarter of 2003.

        Total operating revenues decreased $3.9 million, or 2.6%, to $145.4 million for the 2004 quarter from $149.3 million for the second quarter of 2004. Most of the decrease was due to lower integrated communications services revenues, which decreased $2.2 million, or 1.9%, to $117.2 million for the 2004 quarter from $119.4 million for the preceding quarter. The reduction in revenues from integrated communications services in the 2004 quarter was primarily attributable to increased customer turnover, or churn, the effects of severe weather in the southeastern United States, including hurricanes Frances and Ivan, in the last two months of the quarter and reduced customer long distance usage due to the bundling of free minutes of use within our integrated local service packages. Usage-based revenues were also adversely affected in the 2004 quarter by the FCC-mandated decrease in rates we bill other carriers for access to our local network for interstate calls. We anticipated the $1.2 million revenue impact of this rate decrease, which went into effect late in the second quarter of 2004, and modified our local service pricing strategy accordingly. We experienced less net growth in local revenues than we had anticipated because of increased rate pressures and customer turnover. The severe weather in August and September 2004 caused delays in order installations, which interrupted a trend in reduced installation intervals we had achieved in the first month of the quarter. In August and September, we experienced no net local line growth. We expect that the rate pressures we experienced in the 2004 quarter will continue to constrain our revenue growth for the fourth quarter of 2004, but anticipate that our monthly net line growth will return to previously achieved levels due to stable sales of our integrated communications services, especially through our T-1-based products for business customers, and an anticipated reduction in installation intervals. In October 2004, we achieved a net increase of approximately 3,200 installed lines. We expect continued pressure on long distance and data revenues due to customer turnover and the continuing product shift of free long distance services into our bundled local T-1 product.

We expect that our residential services revenues will decline in the fourth quarter of 2004, as we exit our programs to add new residential customers. We have decided to discontinue our new residential sales efforts effective October 1, 2004 because of customer turnover and the uncertainty surrounding the costs of providing such services using a UNE-P platform as a result of FCC and court actions discussed in this management’s discussion and analysis under “Recent Regulatory Developments.” We will continue to service our existing residential customers.

Revenues from equipment sales and related services declined by 67.8%, or $10.1 million, in the 2004 quarter and 56.7%, or $18.6 million, in the 2004 nine-month period from the prior corresponding periods. These declines were primarily attributable to the discontinuation of our integrated technology services business in October 2003. Excluding revenues from this discontinued business, revenues from equipment sales and related services declined $0.3 million in the 2004 quarter compared to both the second quarter of 2004 and the 2003 quarter. Our equipment installations, like our local service installations, experienced delays in the 2004 quarter due to severe weather.

Revenues generated by sales of wholesale services for the 2004 quarter declined by $0.6 million, or 2.7%, from the 2003 quarter and by $1.4 million, or 5.7%, from the second quarter of 2004, primarily as a result of competitive market pressures to reduce prices and reduced reciprocal compensation billed to other carriers for network access relating to local interconnection services. The decline in reciprocal compensation billings was attributable to the termination of local interconnection services by a customer who was acquired by a competitive provider. Local interconnection revenues for the fourth quarter of 2004 are expected to reflect the benefit of penalties for early service terminations of approximately $0.8 million. We also expect that the loss of the local interconnection revenues in the 2004 quarter will be offset in part by new orders for local interconnection services we anticipate receiving in the fourth quarter of 2004. Because of these expected new orders and the relative stability we have experienced in our other wholesale services revenues during recent periods, we anticipate only a moderate decline in wholesale services revenues for the fourth quarter of 2004.

Cost of Revenues. Total cost of revenues of $72.1 million, or 49.6% of total operating revenues, for the 2004 quarter represented an increase of $17.5 million from total cost of revenues of $54.6 million, or 50.5% of total operating revenues, for the 2003 quarter. Total cost of revenues of $218.7 million, or 49.3% of total operating revenues, for the 2004 nine-month period represented an increase of $65.6 million from total cost of revenues of $153.2 million, or 49.5% of total operating revenues, for the 2003 nine-month period. The increase in total cost of revenues for the 2004 quarter and the 2004 nine-month period was primarily attributable to our acquisition of BTI.

The decrease in our cost of revenues as a percentage of revenues for the 2004 periods resulted primarily from our ongoing consolidation and integration of the ITC^DeltaCom and BTI networks and our decision to de-emphasize lower margin, nonrecurring sales. We expect this trend to continue for the remainder of 2004 as a result in part of the discontinuation of our residential sales acquisition programs.

Selling, Operations and Administration Expense. Selling, operations and administration expense increased $15.2 million from $39.3 million, or 36.4% of total operating revenues, for the 2003 quarter to $54.5 million, or 37.5% of total operating revenues, for the 2004 quarter. Selling, operations and administration expense increased $52.0 million from $113.6 million, or 36.7% of total operating revenues, for the 2003 nine-month period to $165.6 million, or 37.3% of total operating revenues, for the 2004 nine-month period. The increase in selling, operations and administration expense in the 2004 quarter and 2004 nine-month period was primarily attributable to our acquisition of BTI. Selling, operations and administration expense decreased $0.8 million in the 2004 quarter from the second quarter of 2004. The net cost savings in selling, operations and administration expense attributable to the integration of BTI achieved in the 2004 quarter were partially offset by an increase of approximately $0.7 million in selling, operations and administration expense associated with compensation and benefits relating to an additional working day in the 2004 quarter. We expect a continued downward trend in selling, operating and administrative expense through the end of 2004 due to the benefits of the BTI integration and the reduction of employees in our residential operating unit. We expect that the discontinuation of our residential acquisition programs will result in net savings in the fourth quarter of 2004 of approximately $0.5 million of acquisition and other costs associated with operating the residential unit.

The number of employees decreased from 2,412 at December 31, 2003 to 2,304 at September 30, 2004. The decrease during the 2004 nine-month period primarily reflects employee reductions resulting from our integration of BTI’s operations, which were partially offset by selected hiring to support our growth and strategic initiatives.

Depreciation and Amortization. Depreciation and amortization expense increased $7.4 million from $14.3 million for the 2003 quarter to $21.7 million for the 2004 quarter, and $20.6 million from $43.3 million for the 2003 nine-month period to $63.9 million for the 2004 nine-month period. These increases in depreciation and amortization expense were primarily attributable to our acquisition of BTI. We expect that our depreciation and amortization expense will continue to be significantly higher in 2004 compared to 2003 as a result of the BTI acquisition and the expansion of our network capacity earlier in 2004.

Interest Expense. Interest expense increased $2.0 million from $3.3 million for the 2003 quarter to $5.3 million for the 2004 quarter, and $5.5 million from $10.3 million for the 2003 nine-month period to $15.8 million for the 2004 nine-month period. These increases in interest expense were primarily attributable to our assumption of $111.4 million of additional indebtedness in connection with the BTI acquisition and, to a lesser extent, higher average rates of interest accruing on our variable-rate credit facility borrowings.

EBITDA. EBITDA represents net loss before interest, taxes, depreciation and amortization. EBITDA increased $4.0 million from $14.0 million for the 2003 quarter to $18.0 million for the 2004 quarter, and $13.9 million from $42.2 million for the 2003 nine-month period to $56.1 million for the 2004 nine-month period. The increase in EBITDA was primarily attributable to the revenue growth and integration activities related to our acquisition of BTI.

The positive effect on EBITDA for the 2004 quarter attributable to the cost savings in selling, general and administration expense related to BTI integration activities was partially offset by the increase in selling, operations and administration expense associated with compensation and benefit expense relating to an additional working day in the 2004 quarter. EBITDA for the 2004 quarter, which represented a decline of $2.7 million from the second quarter of 2004, was negatively affected by the decline in gross margin associated with the decline in wholesale revenues, increased customer turnover and rate pressures affecting our integrated communications services revenues, and the effects of severe weather in the southeastern United States where we generate substantially all of our operating revenues. The positive impact of our line cost audit and verification efforts and the favorable results associated with our BTI integration activities served to offset the impact on EBITDA of the revenue decline experienced in the 2004 quarter.

We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Our management considers this measure to be an important supplemental indicator of our performance, particularly as compared to the performance of our competitors, because it eliminates many differences among companies in financial, capitalization and tax structures, as well as some recurring non-cash and non-operating charges to net income or loss. For these reasons, our management believes that EBITDA provides important supplemental information to investors regarding our operating performance and facilitates comparisons by investors between our operating performance and the operating performance of our competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA is not a measurement of financial performance under generally accepted accounting principles and may not be comparable to similarly titled measures reported by other companies. As a result, EBITDA should not be considered an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of performance.

The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Three Months Ended June 30,	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2004	2003	2004	2003
Net loss (1)	$(5,535)	$(9,000)	$(3,537)	$(23,240)	$(11,041)
Depreciation and amortization	21,288	21,748	14,265	63,870	43,265
Interest income and expense, net	4,950	5,211	3,228	15,448	10,016

EBITDA (1)	$20,703	$17,959	$13,956	$56,078	$42,240

(1)	EBITDA includes $1.5 million of debt offering expense for the 2004 nine-month period related to a private debt offering that was withdrawn. For information about the withdrawn offering, see note 1 to the condensed consolidated financial statements appearing elsewhere in this report. Excluding such debt offering expense, EBITDA for the 2004 nine-month period would have been $57.6 million.

Liquidity and Capital Resources

During the 2004 nine-month period, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand, including a portion of the proceeds from our sale of the Series B preferred stock in October 2003.

Cash provided by operating activities was $25.1 million in the 2004 nine-month period compared to $32.1 million in the 2003 nine-month period. Our working capital requirements, excluding capital-related accounts payable, accrued merger costs and current portion of long-term debt, capital lease and unsecured equipment obligations, increased to $17.2 million in the 2004 nine-month period from $1.2 million in the 2003 nine-month period. Our working capital requirements have increased in 2004 as a result of the growth of our company, including as a result of our acquisition of BTI in October 2003, and our settlement of a significant amount of disputed line costs payables in the 2004 quarter and nine-month period. We currently expect that cash provided by operating activities will improve from the level we achieved in the 2004 quarter primarily due to an anticipated reduction in working capital requirements from those experienced in the 2004 quarter.

Cash used for investing activities was $46.8 million in the 2004 nine-month period compared to $23.7 million in the 2003 nine-month period. We used this cash in both periods primarily to fund capital expenditures and, in the 2004 and 2003 nine-month periods, costs related to the BTI acquisition of $11.3 million and $2.8 million, respectively. Costs related to the proposed FDN and NTC mergers totaled $0.4 million in the 2004 nine-month period. We made capital expenditures of $35.2 million in the 2004 nine-month period and $21.0 million in the 2003 nine-month period. We currently expect capital expenditures, payments for accrued merger costs, and other expenditures for investing activities in the fourth quarter of 2004 to be consistent with, or less than, the expenditures of $16.6 million we made in the 2004 quarter. Without giving effect to our planned mergers with FDN and NTC, we currently expect that our capital expenditures in 2005 will be significantly less than those we have incurred and expect to incur in 2004, since we will have completed most of the capital expenditures associated with the BTI integration.

Cash used for financing activities was $11.7 million in the 2004 nine-month period compared to $4.2 million in the 2003 nine-month period and consisted primarily of repayments of long-term debt, capital lease obligations and other indebtedness.

As of September 30, 2004, we had made a majority of the expenditures required to complete the planned integration of BTI into our operations, including the payment of a majority of the estimated severance and retention payments. In the fourth quarter of 2004, we expect to make additional payments related to our acquisition of BTI, including expected capital expenditures of approximately $1.5 million. We will make additional payments related to our acquisition of BTI for purposes other than capital expenditures, but expect that these payments will be less than the $2.2 million of payments for such other purposes we made during the 2004 quarter.

As of September 30, 2004, we had outstanding commitments with vendors to purchase approximately $10.3 million of property, plant and equipment and services related primarily to the improvement and installation of telecommunications facilities and information technology equipment and services during the fourth quarter of 2004 and the first quarter of 2005. We estimate that our aggregate capital requirements for the fourth quarter of 2004 will total approximately $12.0 million to $14.0 million, including outstanding capital commitments of $9.4 million as of September 30, 2004. We expect that we will use the remainder of our planned capital expenditures in 2004 primarily for the continued addition of communications equipment in connection with our integrated communications services. We will seek to minimize capital expenditures in a manner we believe is consistent with achievement of our operating objectives during the remainder of 2004 and in 2005.

Our consolidated unrestricted cash balances decreased to $16.6 million at September 30, 2004 from $28.4 million at June 30, 2004. The decline in our cash position during the 2004 quarter was primarily attributable to the following factors:

•	We were required to increase our level of cash utilization in part to compensate for a reduction in cash provided by operating activities to $9.1 million in the 2004 quarter from $10.2 million in the second quarter of 2004. Our operating cash flows were reduced during the 2004 quarter from the prior quarter primarily because of the decrease in our integrated communications and wholesale services revenues, as described above in our review of operating results.

•	We experienced an increase of $4.2 million in our working capital requirements, which included $2.0 million of payments to settle disputed line cost payables, $1.9 million of additional payments on trade accounts payable, and a $1.4 million reduction in accrued compensation due to seven bi-weekly payrolls in the quarter. Both our operating performance and our working capital position were adversely affected by the severe weather in the southeastern United States in the last two months of the 2004 quarter. The closure of post office facilities and other effects of adverse weather conditions delayed our collection of some customer payments. In addition, we experienced delays in billing customers for carrier access charges because of significant changes we had to implement in our billing systems to comply with the FCC-mandated decrease in rates.

•	We made capital expenditures during the 2004 quarter totaling $14.7 million, which represented an increase of $7.0 million over capital expenditures during the second quarter of 2004.

•	We made payments of $4.3 million on long-term debt and capital lease obligations, which represented an increase of $0.9 million over such payments during the second quarter of 2004.

•	We made payments of $2.2 million in connection with restructuring charges related to the BTI merger, which represented a decrease of $1.3 million from such payments during the second quarter of 2004.

In light of our cash position and expected liquidity needs, our board of directors on November 10, 2004 authorized us to exercise our right under the BTI merger agreement to require affiliates of Welsh, Carson, Anderson & Stowe VIII, L.P. and its affiliates and associates, who currently own capital stock representing a majority of our voting power, to purchase 150,000 additional shares of our 8% Series B convertible redeemable preferred stock for an aggregate purchase price of $15 million. We exercised this right by delivering a purchase notice to the Welsh Carson securityholders on November 11, 2004 and completed the sale of the Series B preferred stock on November 12, 2004. It was a condition to the obligation of the Welsh Carson securityholders to purchase these shares that we have unrestricted cash of less than $20 million. As provided in the BTI merger agreement, we may apply the proceeds of the sale of this Series B preferred stock only for expenditures for the cost of services, selling, operations and administration expenses, capital expenditures not to exceed $65 million in any 12-month period following October 6, 2003 (other than capital expenditures incurred in connection with a business combination transaction), payment of contingencies and other purposes which could reasonably be expected to be incurred by us in connection with our ongoing activities in the ordinary course. In determining to authorize us to draw fully on this funding obligation, the board of directors considered, among other factors, that the obligation would expire on January 6, 2005 if no purchase notice were delivered before that date and that, although funding under this obligation could be made in multiple drawdowns, no drawdown closing could occur earlier than 30 days after a prior drawdown closing.

The shares of Series B preferred stock which we issued pursuant to exercise of our drawdown right under the BTI merger agreement have the same terms as the currently outstanding shares of Series B preferred stock, all of which are owned by the Welsh Carson securityholders and their affiliates and associates. Those terms were negotiated by us and the Welsh Carson securityholders at the date of execution of the BTI merger agreement on July 2, 2003.

We believe that cash on hand, including cash from our sale of the additional Series B preferred stock, and cash flows we expect from operations will provide sufficient funds to enable us to fund our planned capital expenditures, make scheduled principal and interest payments and meet our other cash requirements at least through the end of 2005. Our future liquidity position, including our ability to generate substantial cash flows from operations, is subject to all of the risks of our business. If our operating performance should deteriorate during the foregoing period, we expect that, to meet our cash needs, we would be required to modify our current business plan to limit our capital expenditures and our other operating expenses. Any such modification could have a material adverse effect on our operations, our financial condition and our ability to pursue our acquisition strategy.

Over the next several years, without giving effect to our pending mergers with FDN and NTC, and subject to the foregoing, we currently anticipate that we will not experience significant changes in the aggregate amount of our total capital expenditures or in the proportionate amount that we will apply for network and facilities maintenance and for the type of investments that we believe will enable us to acquire additional customers within the markets covered by our existing network and generate increased operating revenues. The actual amount and timing of our capital requirements in these years, however, may differ materially from the foregoing estimate as a result of regulatory, technological, economic and competitive developments, including market developments and new opportunities, or in the event we decide to make additional acquisitions. Consistent with our previously-reported acquisition strategy, we are continuing to evaluate potential acquisition opportunities on an ongoing basis.

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

We will be required through June 30, 2006 to repay the balance of our $182.5 million of outstanding borrowings under our senior credit facility and through June 30, 2008 to repay the balance of our $55.7 million of outstanding borrowings under our junior credit facility, as indicated in the following table (all amounts in thousands):

Payment Schedule
Total	2004	2005	2006	2007-2008
$238,203	$478	$12,904	$177,066	$47,755

Based on our current business expectations, we anticipate that we may have to refinance a substantial portion of the indebtedness outstanding under our senior credit facility before we are required to make a balloon principal payment under the facility when it matures in June 2006. We will continue actively to consider opportunities to refinance all or a portion of our credit facility indebtedness in capital markets or other transactions. We currently anticipate that we will seek to refinance our credit facility indebtedness after the closing of the FDN and NTC transactions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We manage the sensitivity of our results of operations to market risk by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations that we believe have appropriate pricing and other terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. We do not have any material foreign currency exposure.

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $238.2 million of borrowings outstanding under our credit facilities as of September 30, 2004. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $238.2 million of our outstanding borrowings under our credit facilities accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $238.2 million of variable-rate debt at September 30, 2004 would result in a fluctuation of approximately $2.4 million in our annual interest expense.

Item 4.	Controls and Procedures

Our management, with the participation of our Chairman and Chief Executive Officer, who is our principal executive officer, and our Senior Vice President-Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President-Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to ITC^DeltaCom, Inc., including its consolidated subsidiaries, required to be included in this report and the other reports that we file or submit under the Securities Exchange Act of 1934.

During the third quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Although, as stated above, we have not made any material changes in our internal control over financial reporting in the most recent fiscal quarter, based on our documentation and testing to date, we have made improvements in the documentation, design and effectiveness of our internal control over financial reporting. However, because we have additional testing to complete, we can provide no assurance as to our conclusions, or as to the conclusions of our independent auditors, at December 31, 2004 with respect to the effectiveness of our internal control over financial reporting.

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

Item 6.	Exhibits

ITC^DeltaCom files herewith the following exhibits:

2.1	Agreement and Plan of Merger, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Boatramp Co., Florida Digital Network, Inc., and the Principal Stockholders of Florida Digital Network, Inc. Filed as Exhibit 2.1 to Amendment No. 1 to Current Report on Form 8-K dated September 8, 2004 (the “September 2004 Form 8-K/A”) and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Starlight Florida Co., NT Corporation, and the Principal Stockholders of NT Corporation. Filed as Exhibit 2.2 to the September Form 8-K/A and incorporated herein by reference.

10.1	Voting Agreement, dated as of September 8, 2004, among Florida Digital Network, Inc., WCAS Capital Partners III, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P. and, for the purposes specified therein, ITC^DeltaCom, Inc. Filed as Exhibit 10.1 to the September Form 8-K/A and incorporated herein by reference.

10.2	Voting Agreement, dated as of September 8, 2004, among NT Corporation, WCAS Capital Partners III, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P. and, for the purposes specified therein, ITC^DeltaCom, Inc. Filed as Exhibit 10.2 to the September Form 8-K/A and incorporated herein by reference.

10.3	Amendment No. 2 to Registration Rights Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc. and each Person listed on the signature pages thereof under the heading “WCAS Securityholders.” Filed as Exhibit 10.3 to the September Form 8-K/A and incorporated herein by reference.

10.4	Amendment No. 2 to Registration Rights Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc. and each Person listed on the signature pages thereof under the heading “Series A Preferred Stockholders.” Filed as Exhibit 10.4 to the September Form 8-K/A and incorporated herein by reference.

10.5	Agreement and Amendment No. 3 to Agreement and Plan of Merger, dated as of September 8, 2004, among ITC^DeltaCom, Inc. and the WCAS Securityholders named therein relating to the Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among BTI Telecom Corp., ITC^DeltaCom, Inc., 8DBC1 Corp. and the WCAS Securityholders named therein. Filed as Exhibit 10.5 to the September Form 8-K/A and incorporated herein by reference.

10.6.1	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders specified as parties thereto, and Wells Fargo Bank, N.A., as successor by consolidation to Wells Fargo Bank Minnesota, N.A., as administrative agent for the lender parties and as collateral agent.

10.6.2	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders specified as parties thereto, and Wells Fargo Bank, N.A., as successor by consolidation to Wells Fargo Bank Minnesota, N.A., as administrative agent for the lender parties and as collateral agent.

10.7.1	Amendment No. 1 to Credit Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders specified as parties thereto, and General Electric Capital Corporation, as administrative agent for the lender parties and as collateral agent.

10.7.2	Amendment No. 2 to Credit Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders specified as parties thereto, and General Electric Capital Corporation, as administrative agent for the lender parties and as collateral agent.

10.8.1	Third Amendment to the Schedules and the Leases, dated as of September 8, 2004, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors.

10.8.2	Fourth Amendment to the Schedules and the Leases, dated as of September 8, 2004, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors.

10.9	Letter Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., SCANA Communications Holdings, Inc. and Campbell B. Lanier, III.

10.10.1	Executive Employment and Retention Agreement, dated as of August 13, 2004, by and between ITC^DeltaCom, Inc. and J. Thomas Mullis.

10.10.2	Executive Employment and Retention Agreement, dated as of August 13, 2004, by and between ITC^DeltaCom, Inc. and Douglas A. Shumate.

10.10.3	Executive Employment and Retention Agreement, dated as of August 13, 2004, by and between ITC^DeltaCom, Inc. and Andrew M. Walker.

10.10.4	Employment Separation and Consulting Agreement, dated as of July 23, 2004, by and between ITC^DeltaCom, Inc. and John W. Braukman, III.

10.11	BellSouth/CLEC Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine.

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: November 15, 2004	By:	/s/ Douglas A. Shumate
Douglas A. Shumate
Senior Vice President-Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Boatramp Co., Florida Digital Network, Inc., and the Principal Stockholders of Florida Digital Network, Inc. Filed as Exhibit 2.1 to Amendment No. 1 to Current Report on Form 8-K dated September 8, 2004 (the “September 2004 Form 8-K/A”) and incorporated herein by reference.

2.2	Agreement and Plan of Merger, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Starlight Florida Co., NT Corporation, and the Principal Stockholders of NT Corporation. Filed as Exhibit 2.2 to the September Form 8-K/A and incorporated herein by reference.

10.1	Voting Agreement, dated as of September 8, 2004, among Florida Digital Network, Inc., WCAS Capital Partners III, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P. and, for the purposes specified therein, ITC^DeltaCom, Inc. Filed as Exhibit 10.1 to the September Form 8-K/A and incorporated herein by reference.

10.2	Voting Agreement, dated as of September 8, 2004, among NT Corporation, WCAS Capital Partners III, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P. and, for the purposes specified therein, ITC^DeltaCom, Inc. Filed as Exhibit 10.2 to the September Form 8-K/A and incorporated herein by reference.

10.3	Amendment No. 2 to Registration Rights Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc. and each Person listed on the signature pages thereof under the heading “WCAS Securityholders.” Filed as Exhibit 10.3 to the September Form 8-K/A and incorporated herein by reference.

10.4	Amendment No. 2 to Registration Rights Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc. and each Person listed on the signature pages thereof under the heading “Series A Preferred Stockholders.” Filed as Exhibit 10.4 to the September Form 8-K/A and incorporated herein by reference.

10.5	Agreement and Amendment No. 3 to Agreement and Plan of Merger, dated as of September 8, 2004, among ITC^DeltaCom, Inc. and the WCAS Securityholders named therein relating to the Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among BTI Telecom Corp., ITC^DeltaCom, Inc., 8DBC1 Corp. and the WCAS Securityholders named therein. Filed as Exhibit 10.5 to the September Form 8-K/A and incorporated herein by reference.

10.6.1	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders specified as parties thereto, and Wells Fargo Bank, N.A., as successor by consolidation to Wells Fargo Bank Minnesota, N.A., as administrative agent for the lender parties and as collateral agent.

10.6.2	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders specified as parties thereto, and Wells Fargo Bank, N.A., as successor by consolidation to Wells Fargo Bank Minnesota, N.A., as administrative agent for the lender parties and as collateral agent.

10.7.1	Amendment No. 1 to Credit Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders specified as parties thereto, and General Electric Capital Corporation, as administrative agent for the lender parties and as collateral agent.

10.7.2	Amendment No. 2 to Credit Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders specified as parties thereto, and General Electric Capital Corporation, as administrative agent for the lender parties and as collateral agent.

10.8.1	Third Amendment to the Schedules and the Leases, dated as of September 8, 2004, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors.

10.8.2	Fourth Amendment to the Schedules and the Leases, dated as of September 8, 2004, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors.

10.9	Letter Agreement, dated as of September 8, 2004, among ITC^DeltaCom, Inc., SCANA Communications Holdings, Inc. and Campbell B. Lanier, III.

10.10.1	Executive Employment and Retention Agreement, dated as of August 13, 2004, by and between ITC^DeltaCom, Inc. and J. Thomas Mullis.

10.10.2	Executive Employment and Retention Agreement, dated as of August 13, 2004, by and between ITC^DeltaCom, Inc. and Douglas A. Shumate.

10.10.3	Executive Employment and Retention Agreement, dated as of August 13, 2004, by and between ITC^DeltaCom, Inc. and Andrew M. Walker.

10.10.4	Employment Separation and Consulting Agreement, dated as of July 23, 2004, by and between ITC^DeltaCom, Inc. and John W. Braukman, III.

10.11	BellSouth/CLEC Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine.

31	Certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.