Form 10-K
period 2004-12-31
ITC DELTACOM INC
filed 2005-03-31
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2004, based upon the last reported sale price of the registrant’s common stock on the National Market System of The Nasdaq Stock Market, Inc. on that date, was approximately $120 million.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding on February 28, 2005 was 55,084,955.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “continue” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, liquidity, revenues, cash flows and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Business–Risk Factors.”

ii

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

As of December 31, 2004, we marketed and sold our integrated communications services through 40 branch offices, had installed for our customers approximately 444,500 access lines and had approximately 300 colocations of our network equipment in over 240 central offices of incumbent local telephone companies in the markets we serve. As of the same date, our 10,900 route-mile fiber optic network extended from New York to Florida and principally covered portions of our primary eight-state market.

We are incorporated in Delaware. Our principal executive offices are located at 1791 O.G. Skinner Drive, West Point, Georgia 31833, and our telephone number at that address is (706) 385-8000. We maintain a corporate web site at www.itcdeltacom.com. We make available free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish such material with or to the SEC. The contents of our web site are not a part of this report. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding ITC^DeltaCom.

Recent Developments

Asset Impairment Loss. Because of underperformance of our assets relative to expected historical and projected future operating results, significant negative industry trends, a significant decline in our common stock price for a sustained period and our market capitalization relative to net book value, we conducted an impairment review of our long-lived assets. Based on that review, we determined we had incurred asset impairment losses totaling $203.9 million during 2004. The charges were primarily attributable to our write-down of impaired property, plant and equipment assets and amortizable intangible customer base assets. The book value of our net intangible assets, long-lived assets and goodwill decreased to $362.9 million at December 31, 2004 from $603.8 million at December 31, 2003.

Restructuring of Existing Indebtedness; New Loan. On March 29, 2005, we completed a restructuring of our existing $259.7 million of secured indebtedness and obtained a new $20 million subordinated secured term loan. The purpose of the restructuring was to enhance our liquidity position by obtaining an infusion of new funds and by obtaining a deferral of principal payments on most of our secured indebtedness until June 2006. Because negative operating trends have adversely affected our liquidity, we determined it was necessary to undertake a restructuring in order for us to meet our short-term debt service requirements and other cash needs. The completion of the restructuring also enabled us to cure covenant defaults under our credit facilities and principal capital leases we incurred during the first quarter of 2005. Our lenders waived these defaults through and as of the restructuring date.

In our restructuring, we amended our senior and junior credit agreements, replaced all $22.0 million of obligations outstanding under our principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan agreement for $20 million of new borrowings. We drew down the full amount of the subordinated secured loan on the restructuring date. Our existing lenders required the new loan as a condition of the restructuring.

Under the terms of our secured indebtedness following the restructuring:

•	total principal payments of $40.9 million previously due before June 30, 2006, the maturity date of our senior credit facility, have been deferred until June 30, 2006;

•	the first scheduled principal payment under our $55.7 million junior credit facility has been deferred from September 30, 2006 to September 30, 2007, and the maturity date of this facility has been extended by one year from June 30, 2008 to June 30, 2009;

•	the new $20 million subordinated secured loan will mature after the senior and junior credit facilities are repaid in full and will bear payment-in-kind (“PIK”) interest of 12% per annum or, at our option after repayment of these facilities, in cash;

•	up to $30 million of asset sale proceeds may be retained by us for general corporate purposes rather than required to prepay credit facility borrowings;

•	interest rates payable on the outstanding senior and junior credit facilities will generally be increased by 2.5% annually; and

•	financial covenants in both our senior and junior credit facilities have been adjusted to provide us with significantly more operational flexibility.

The $20 million subordinated secured loan was made to us by investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm, who include members of the stockholder group that owns capital stock representing a majority of our voting power. In connection with this loan, we issued such lenders ten-year warrants to purchase 20 million shares of our common stock. The warrant exercise price of $0.60 per share is equal to the volume-weighted average trading price of our common stock as quoted on the Nasdaq National Market for the ten consecutive trading days before the restructuring date. The warrants will first be exercisable on the 21st calendar day following our distribution of an information statement to our stockholders under SEC rules.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Other Information” for more information about the foregoing recent developments.

Our Business Strategy

Our primary objective is to be the leading provider of high-quality integrated communications services in each of our major service areas in the southeastern United States, principally by using our network facilities to offer local, long distance, Internet access and data services to small, medium-sized and large business enterprises, governmental agencies and other carriers. We deliver high-value bundled and individual services tailored to the needs of our customers and conveniently billed on a single invoice.

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

Our business strategy for 2005 will focus on performance of our existing operations. As part of this effort, we are seeking to increase our penetration of existing markets in which we have, or believe we may achieve, significant operating efficiencies and to improve customer service by reducing installation, repair and customer dispute resolution times.

Acquisition of BTI

On October 6, 2003, we completed our acquisition of BTI Telecom Corp., a facilities-based integrated communications provider serving markets in the southeastern United States. Before we acquired BTI, it was one of the country’s largest privately held integrated communications providers. BTI’s services include local exchange services, long distance services, data services, Internet access and other enhanced services. Before the acquisition, BTI focused its service offerings on small and medium-sized business customers from Washington, D.C. to Miami, Florida, the majority of which were located in Florida, Georgia, North Carolina, South Carolina, Tennessee and Virginia. BTI operated a 4,500 route-mile fiber optic network across the eastern United States.

Our acquisition of BTI has contributed to a significant increase in the size of our business, has furthered our strategic initiative to increase monthly recurring revenues from end-user customers within our existing markets and has created one of the largest providers of integrated communications services in the southeastern United States. ITC^DeltaCom and BTI had similar retail growth strategies and targeted customers, complementary regional fiber optic networks and overlapping operations in 14 markets. By combining our business with that of a former competitor, we have achieved a size and scale that we believe provides us with a competitive advantage in our primary markets.

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

Integrated Communications Services. We offer integrated voice and data communications services to end users on a retail basis. We refer to these services, which we describe in more detail below, as our “integrated communications” services. Revenues from these services represented approximately 80% of our total operating revenues for 2004.

Local Services. We offer a wide range of local services, including local voice services, voicemail, universal messaging, directory assistance, call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. We provide our local services primarily over digital T-1 transmission lines, which have approximately 24 available channels, and primary rate interface, or PRI, lines, which have approximately 23 available channels. Beginning in 2005, in response to regulatory developments, we have de-emphasized our single-line local services in markets in which we do not have a facilities-based presence and do not plan to expand.

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

Frame Relay Services. We offer frame relay services on Lucent STDX-9000 and CBX-500 switching platforms. These services offer customers an efficient method of data transport at speeds equivalent to those available over a digital T-1 transmission line. Our frame relay services allow customers to meet more efficiently their data transfer needs for applications that include Internet access, local area network interconnection and complex systems network architectures.

Private Line Services. We offer private line services that provide dedicated communications connections between multiple locations of our end-user customers to transmit voice, video or data in a variety of bandwidths.

Digital Subscriber Line. We offer xDSL technologies using Alcatel and Copper Mountain digital subscriber line, or DSL, products in selected markets. DSL technology provides continuous high-speed local connections to the Internet and to private and local area networks.

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

Wholesale Services. We offer wholesale communications services to other communications businesses. We refer to these services as our “wholesale services.” Revenues from these services represented approximately 17% of our total operating revenues for 2004 and are generated from sales to a limited number of other communications companies.

Broadband Transport Services. Our broadband transport services allow other communications companies to transport the traffic of their customers between local access and transport areas, which are geographic areas composed of contiguous local exchanges. Some of the communications companies that purchase our broadband transport services own transmission facilities, such as fiber optic cables, while others do not own transmission facilities. Through our broadband transport services, we route the voice and data communications of the customers of our communications company-customers over a long-haul circuit, through a switch and into a receiving terminal on our network. We then transmit the voice or data communication over a long-haul circuit on our network to a terminal, where it exits our network. Our customers then route the communication through another switch and onto the facilities of a local carrier, which terminates the communication to the intended recipient.

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

Revenues from these services represented approximately 3% of our total operating revenues for 2004 and are primarily generated from sales to our integrated communications services customers.

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

Our switches are the primary electronic components that connect customers to our network and transmit voice communications over our network. Our primary switching facilities for voice communications consist of 12 Nortel DMS-500 switches and 13 Lucent 5E switches. Our Nortel DMS-500 switches, which are capable of handling both local and long distance voice and data traffic, are installed in the following locations:

•	Houston, Texas;

•	Gulfport, Mississippi;

•	Montgomery, Birmingham and Anniston, Alabama;

•	Nashville, Tennessee;

•	Atlanta, Georgia;

•	Columbia, South Carolina;

•	Greensboro, North Carolina; and

•	Jacksonville, Ocala and West Palm Beach, Florida.

Our Lucent 5E switches, which are capable of handling local voice and data traffic, are installed in the following locations:

•	Atlanta, Georgia;

•	Birmingham, Alabama;

•	Greenville, Charleston and Columbia, South Carolina;

•	Charlotte, Greensboro, Raleigh, Greenville and Wilmington, North Carolina; and

•	Jacksonville, Orlando and Tampa, Florida.

As a part of our BTI integration efforts during 2004, we removed a Lucent 5E switch from service in Knoxville, Tennessee and from service in Nashville, Tennessee, as well as an Alcatel USA 600E digital long distance switch from service in Orlando, Florida. We re-deployed one of the Lucent 5E switches in Birmingham, Alabama. We also removed a Lucent 5E switch from service in Jacksonville, Florida in early 2005. Our integration plan also provides for the removal from service during 2005 of two additional Alcatel USA 600E digital long distance switches that are located in Atlanta, Georgia and Raleigh, North Carolina. We expect to continue to evaluate the operational efficiency of our network and to assess our network’s need for additional switching capacity.

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

Fiber Optic Network. As of December 31, 2004, we owned over 10,900 route miles of a fiber optic network which extended from New York to Florida and principally covered portions of our primary eight-state market. We have built or acquired our network through long-term dark fiber leases or indefeasible rights-of-use agreements. We extend the geographic reach of our network and seek to reduce our dependence on incumbent local telephone companies in some markets through strategic relationships with regional public utilities pursuant to which we market, sell and use transmission capacity on networks that are owned and operated by the utilities. As of December 31, 2004, our network extended to over 200 points of presence. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller towns and communities. As a result of our investment in the build-out of our fiber optic network since 1997, our network is substantially completed and able to accommodate voice and data traffic without material additional capital investment by us. We intend to focus most of our future capital expenditures on success-based investments that we believe will enable us to acquire additional customers and generate increased operating revenues.

We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, over a portion of our network. In addition, as of December 31, 2004, approximately 70% of our network traffic was protected by geographical diverse routing, a network design also called a “self healing ring,” which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable.

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

Data Center. Our data center in Suwanee, Georgia became fully operational in 2001. The data center is a centralized facility through which we provide to business customers advanced hosting services, colocation services, managed services, professional services, hardware and software sales, and related services. The data center floor space contains open racks, enclosed cabinets, caged areas and suites. The center is connected through multiple and diverse connections to our fiber optic network. Site access is controlled by security officers, video surveillance and enhanced security procedures, and the center is protected by advanced fire protection devices. Temperature, humidity and air quality are carefully maintained to promote uninterrupted server operation. The data center also has redundant power supply systems to provide a constant source of power in the event of a component failure. The data center has a significant amount of available capacity as of December 31, 2004. Use of this capacity by customers would result in increased revenues without the need for us to expend significant additional capital.

Sales and Marketing

Integrated Communications Services and Equipment Sales and Related Services. We provide our integrated communications services and our equipment sales and related services through our direct sales force and our network of independent dealers and sales agents.

Direct Sales. We focus our sales efforts for our integrated communications services and our equipment sales and related services on businesses in the southeastern United States. We conducted our direct sales efforts through 40 branch offices as of December 31, 2004.

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

We have supplemented our sales to businesses with sales of our GrapeVine product to residential customers. Beginning during the fourth quarter of 2004, we have ceased to apply sales and marketing resources to support GrapeVine and to solicit new customers. As a result, we expect that revenues generated by GrapeVine will continue to decline as an increasing number of existing GrapeVine customers discontinue service in favor of residential service from other providers.

Independent Dealer and Agent Sales. We have an established network of independent dealers and agents to market our integrated communications services and equipment sales and related services. As of December 31, 2004, we had 16 employees located in our direct sales offices to manage our independent dealer and agent sales forces, including our “Corporate Partner Program” managers who recruit and support dealers and agents. These dealer-managers are responsible for recruiting new dealers for our services and supporting new sales made by the dealers. As with our direct sales force, our independent dealers and agents have access to our technical consultants and technicians for sales support. This access enables these dealers and agents to be more effective in their sales efforts and ultimately to present a better solution for the customer. We also support dealers and agents through our order management and support infrastructure. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

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

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. In particular, price competition in the integrated communications services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as AT&T Corp., Sprint, MCI and BellSouth Corporation. These larger providers have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than ITC^DeltaCom. These companies also operate more extensive transmission networks than we do. In addition, companies such as Level 3 Communications, Inc., Broadwing Communications, WilTel Communications, LLC, and Qwest Communications International Inc. have constructed nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges or universal service fees.

We face significant competition from “competitive carriers” that are similar to us, principally in terms of size, structure and market share. Some of these carriers already have established local operations in some of our current and target markets. Others are not as well-situated as ITC^DeltaCom in the markets in which we offer service. Many competitive carriers are struggling financially. We cannot predict which of these carriers will be able to continue to compete effectively against us over time.

We also compete in the provision of local services against the incumbent local telephone company in each market, which is BellSouth in a large majority of our market areas. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or virtually all end-users. Further, we are highly dependent on incumbent carriers for local network facilities and wholesale services required in order for us to assemble our own local services. In addition, incumbent carriers are expected to compete in each other’s markets in some cases, which will increase the competition we face. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition.

Local and long distance marketing is converging, as other carriers offer integrated communications services. For example, many competitive carriers also offer long distance services to their customers and large long distance carriers, such as AT&T Corp., Sprint and MCI, have begun to offer local services in some markets. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

Regional Bell operating companies, such as BellSouth, are currently allowed to provide, both inside and outside their home regions, “interLATA” long distance and mobile services, which are long distance services that originate and terminate in different local access and transport areas. These companies already have extensive fiber optic cable, switching and other network facilities in their regions that they can use to provide long distance services throughout the country. By offering in-region long distance services in our markets, BellSouth is able to offer substantially the same integrated local and long distance services as ITC^DeltaCom, and will have a significant competitive advantage over us in marketing those services to its existing local customers.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry also could increase the level of competition we face. On January 31, 2005, SBC Communications, Inc., and AT&T Corp. announced their intention to enter into a business combination. In February 2005, Verizon Communications, Inc., and MCI announced an agreement to enter into a business combination, and Qwest Communications International Inc. announced a bid to compete with Verizon’s purchase offer. Such transactions, if consummated, would result in substantial consolidation of U.S. wireline telecommunications resources and revenue. In addition, as reflected in the acquisitions of Cable and Wireless USA, Inc., by Savvis Communications, Inc., Focal Communications, Inc., by Broadwing Corporation, and KMC Telecom Corp. by CenturyTel, Inc., substantial consolidation also has taken place among competitive carriers. Assuming that each of the announced transactions involving AT&T Corp. and MCI occur as planned, market power for U.S. telecommunications services will be further consolidated among the incumbent carriers, and both business and residential customer choice will be significantly reduced. Although it is not certain what the effects of this industry consolidation will be, we believe that one possible result could be that prices for telecommunications services would stabilize due to reduced competition. The incumbent carriers are significantly larger than we are in terms of annual revenues, total assets, and financial resources, and have increased their marketing efforts toward our target market of small- and medium-size businesses.

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

Regulation

Overview. Our services are subject to federal, state and local regulation. Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission, or FCC, exercises jurisdiction over telecommunications common carriers to the extent they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our networks.

Federal Regulation. We are classified as a non-dominant carrier by the FCC and, as a result, are subject to relatively limited regulation of our interstate and international services. Some general policies and rules of the FCC apply to us, and we are subject to some FCC reporting requirements, but the FCC does not review our billing rates. We possess the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

Local Competition. The FCC’s role with respect to local telephone competition arises principally from the Telecommunications Act of 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecommunications. The Telecommunications Act imposes a variety of duties on local carriers, including competitive carriers such as ITC^DeltaCom, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to:

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

Among other interconnection agreements, we entered into interconnection agreements with BellSouth in 1999 that enabled us to provide local service in all nine BellSouth states on either a resale basis or by purchasing all unbundled network elements required to provide local service without using facilities we own. These interconnection agreements also allow us to purchase unbundled network elements, or UNEs, including UNE-Transport and UNE-Loops, that we use to provide services over our own facilities. These interconnection agreements expired in June 2003. We are currently engaged in an arbitration process concerning the rates and terms of new agreements with BellSouth in Alabama, Florida, North Carolina, Louisiana and Tennessee. We executed a new interconnection agreement with BellSouth in Georgia. We expect to continue to operate under the terms of the existing agreements in Alabama, Florida, North Carolina, Louisiana and Tennessee until we enter into new agreements. We adopted the agreements between AT&T Corp. and BellSouth for South Carolina, Mississippi and Kentucky. These agreements have expired, and the parties have begun negotiations for new agreements. By adopting these agreements, we assumed the terms and conditions of such agreements that are applicable to AT&T Corp. We are unable to determine the impact, if any, that these arbitration proceedings will have on our results of operations and financial condition. We expect, but cannot assure you, that each new BellSouth interconnection agreement to which we are a party will provide us with the ability to provide local service in the nine BellSouth states on a reasonable commercial basis.

In August 2003, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitive carriers at cost-based rates. These rule changes were appealed by both incumbent carriers and competitive carriers to a federal court of appeals, which in March 2004 vacated and remanded to the FCC several aspects of those changes. In February 2005, the FCC issued a decision in response to the court’s March 2004 ruling. That decision, which is known as the Triennial Review Remand Order, or TRRO, became effective on March 11, 2005, and revised the rules for when incumbent carriers must unbundle and make available to competitive carriers various types of UNEs, including high-capacity loops and interoffice transport. The following sets forth information about the application of the new rules.

UNE Loops

DS0 Loops. A DS0 loop is a single, voice-grade channel. Typically, individual business lines are DS0 loops. Incumbent carriers must make DS0 loops available at UNE rates on an unlimited basis.

DS1 Loops. A DS1 loop is a digital loop with a total speed of 1.544 megabytes per second, which is the equivalent of 24 DS0s. Multiple voice lines and Internet access can be provided to a customer over a single DS1 loop. We understand the FCC’s new rules to require that incumbent carriers make available to competitive carriers DS1 loops at UNE rates in the majority of incumbent carrier central offices.

DS3 Loops. A DS3 loop is a digital loop with a total speed of 44.736 megabytes per second. We understand the FCC’s new rules to require that incumbent carriers make available to competitive carriers DS3 loops at UNE rates in the majority of incumbent carrier central offices.

OCn Loops and Dark Fiber. Under the FCC’s new rules, incumbent carriers are not required to provide optical capacity loops or dark fiber loops as UNEs. Optical capacity loops, referred to as OCn loops, are very high-capacity digital loops ranging in capacity from OC3 loops, which are the equivalent of three DS3s, to OC192.

Incumbent carriers are not required to provide some mass market broadband loop facilities and functionality to competitive carriers as UNEs. Specifically, incumbent carriers are not required to make newly-deployed fiber-to-the-home, or FTTH, loops available as UNEs and are only required to provide the equivalent of DS0 capacity on any FTTH loop built over an existing copper loop. It is possible that incumbent carriers will seek additional regulatory relief from any remaining obligation to make FTTH loops available to competitive carriers. The FCC already has held that incumbent carriers are not required to unbundle and make available to competitive carriers fiber-to-the-curb, or FTTC, loops.

UNE Transport

DS1 Transport. Whether transport is available as a UNE is determined on a route-by-route basis. Incumbent carriers must make transport at UNE rates available at DS1 capacity levels between any two incumbent carrier central offices unless both central offices either serve more than 38,000 business lines or have four or more fiber-based colocators.

DS3 Transport. Access to DS3 capacity-level transport is more limited than access to DS1 transport. Incumbent carriers must make transport at UNE rates available at DS3 capacity levels between any two incumbent carrier central offices unless both central offices either serve more than 24,000 business lines or have three or more fiber-based colocators.

Dark Fiber Transport. Dark fiber transport is available under the same conditions as DS3 transport.

Incumbent carriers are not required to provide access to transport at greater-than DS3 capacity levels. Incumbent carriers also are not required to provide transport at any capacity level to connect an incumbent carrier central office with a competitive carrier’s facilities.

In addition to addressing high-capacity loops and transport, the TRRO confirmed the eventual elimination of mass market local switching as a UNE, thereby phasing out the availability of UNE-P at cost-based rates to competitive carriers such as us. Although ITC^DeltaCom has an embedded base of UNE-P customers, we have begun to migrate our existing UNE-P customers to other provisioning arrangements where we have facilities and it is advantageous for us to do so.

The FCC also confirmed in the TRRO that the availability of special access services for competitive carriers does not excuse incumbent carriers from the requirement to make available prescribed UNEs at rates based on the FCC’s “Total Element Long Run Incremental Cost,” or TELRIC, pricing methodology.

To the extent incumbent carriers no longer need to provide to competitive carriers the above-described switching, loop and transport elements as UNEs, the FCC established a transitional period during which incumbent carriers must continue to make these elements available at prescribed rates for a defined period of time. We anticipate that some incumbent and competitive carriers will use this transition period to enter into commercial agreements for these elements, but these agreements are likely to contain rates, terms and conditions that are less favorable to competitive carriers than they have been in the past.

Although the rules adopted by the FCC in the TRRO became effective on March 11, 2005, the FCC required incumbent and competitive carriers to implement the new unbundling ruling by negotiating changes to the interconnection agreements. BellSouth, however, has argued otherwise, and this issue is now pending before regulatory and judicial tribunals in a number of jurisdictions. We believe the FCC made clear that all carriers must follow the “change of law” procedures set forth in their interconnection agreements to implement any new requirements and that carriers must follow the procedures set forth in section 252(b) of the Telecommunications Act to modify those interconnection agreements that are silent as to the implementation of changes in law. We cannot predict at this time whether our view will be affirmed by the relevant federal and state agencies and tribunals that are considering this issue. In the meantime, we have entered into negotiations with incumbent carriers to amend our existing interconnection agreements to accommodate the recent changes to the FCC’s rules and also have entered into negotiations with some incumbent carriers with respect to new commercial agreements.

The TRRO continued the recent trend of reducing the number and types of UNEs that incumbent carriers must make available to competitive carriers. Although the TRRO has been appealed, we cannot predict the outcome of this appeal or whether the result of any such appeal will be favorable or unfavorable to our business.

TELRIC Pricing. The FCC has initiated a re-examination of its TELRIC pricing methodology for network elements. The FCC has proposed a number of changes to these pricing rules that would be unfavorable to us. Legislation has been proposed in Congress in the past and may be proposed in the future that would further restrict the access of competitive carriers to incumbent carriers’ network elements. Future restrictions on, or reductions in, the network elements available to us, or any increase in the cost to us of such network elements, could have a material adverse effect on our business.

Broadband. In the future, an important element of providing competitive local service may be the ability to offer customers high-speed broadband local connections. The FCC recently reduced the number and types of unbundled network elements, such as FTTC and FTTH, that incumbent carriers must make available to competitive carriers to enable them to provide broadband services to customers using incumbent carrier networks. These restrictions were largely upheld by a federal court of appeals. Although the court’s decision regarding so-called “naked DSL” may be appealed, we cannot predict the outcome of any such appeal. The FCC also recently held that incumbent carriers such as BellSouth cannot be required by state commissions to make digital subscriber line services available to end users when a competitive carrier provides the end user with voice service. This is known in the industry as “naked DSL.” Although this decision also may be appealed, we cannot predict the outcome of any such appeal.

In other proceedings affecting broadband policy, the FCC is considering what regulatory treatment, if any, should be accorded to digital subscriber line services provided by communications companies and has already considered what regulatory treatment should be accorded to cable modem services, which are used by cable companies to deploy high-speed Internet access services. The FCC found in 2002 that cable modem service is an “information service” that is exempt from regulation. A federal court of appeals overturned that decision as being inconsistent with an earlier ruling by the court that cable modem service has both “information service” and “telecommunication service” components, which would make that service subject to regulation, but the court’s decision has been appealed to the United States Supreme Court, where the matter is pending.

The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which high-speed broadband local services are deployed by our competitors. We cannot predict the outcome of these proposals at the FCC or in the courts or the effect they will have on our business and the industry.

Congress also has considered in the past, and may consider in the future, legislation that would deregulate some aspects of the incumbent local carriers’ broadband services and would reduce the extent to which those carriers must provide access to their networks to competitive local carriers for the provision of broadband services. Several cable companies already are offering broadband Internet access over their network facilities, and incumbent carriers and competitive carriers also offer these services through digital subscriber line technology. If we are unable to meet the future demands of our customers for broadband local access on a timely basis at competitive rates, we may be at a significant competitive disadvantage.

Internet Protocol-Enabled Services. The FCC is considering clarifications and changes to the prospective regulatory status of services and applications using the Internet Protocol, including Voice Over Internet Protocol offerings. Voice Over Internet Protocol is an application that manages the delivery of voice information across data networks, including the Internet, using Internet protocol. Rather than send voice information across traditional circuits, Voice Over Internet Protocol sends voice information in digital form using discrete packets that are routed in the same manner as data packets. Voice Over Internet Protocol is widely viewed as a more cost-effective alternative to traditional circuit-switched telephone service. Because Voice Over Internet Protocol can be deployed by carriers in various capacities, and because it is widely considered a next-generation communications service, its regulatory classification has not yet been determined.

The FCC thus far has issued three declaratory rulings in connection with the regulatory treatment of Voice Over Internet Protocol, but those rulings have been narrowly tailored. In one case, the FCC held that a computer-to-computer Voice Over Internet Protocol application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities, and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of Voice Over Internet Protocol to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network, and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, which involved the Voice Over Internet Protocol application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) and ruled that Vonage’s Voice Over Internet Protocol application, and others like it, is an interstate service subject only to federal regulation, thus preempting the authority of the Minnesota commission to require Vonage to obtain state certification. The FCC, however, refused to rule in the Vonage case whether Vonage’s Voice Over Internet Protocol application is a telecommunications service or an information service, thus leaving open the question of the extent to which the service will be regulated. A number of other petitions addressing the application of existing regulations to Voice Over Internet Protocol and other Internet Protocol services have been filed at the FCC and are pending. We cannot at this time predict the outcome of those petitions on our business or the industry.

The FCC has initiated a more generic proceeding to address the many regulatory issues raised by the development and growth of Voice Over Internet Protocol services, including the extent to which Voice Over Internet Protocol will be regulated at the federal level, and has expressly reserved the right to reconsider its declaratory rulings in the generic proceeding. The FCC also is examining what requirements, if any, should be applied to Voice Over Internet Protocol service to enable law enforcement agencies, when necessary and appropriate, to access information transmitted through Voice Over Internet Protocol applications; the extent to which Voice Over Internet Protocol providers should contribute to the Universal Service Fund; and whether and to what extent E-911 requirements should apply to Voice Over Internet Protocol providers. Federal and state rulings in connection with Voice Over Internet Protocol will likely have a significant impact on us, our competitors and the communications industry.

Congress also has considered in the past, and may consider in the future, legislation addressing Voice Over Internet Protocol. We cannot at this time predict if or when such legislation will be enacted, or its effect on our business and the industry.

Intercarrier Compensation. The FCC regulates the interstate access rates charged by local carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which have the impact of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC has adopted rules that require competitive carriers to reduce gradually the levels of their tariffed access charges until those charges are no greater than those of the incumbent carriers with which they compete. In March 2005, the FCC initiated a proceeding designed to examine and reform comprehensively intercarrier compensation, including access charges, in the telecommunications market. Intercarrier compensation typically is the largest single expense incurred by companies that provide telecommunications services, including us. Further FCC action in this area may reduce most access charges in the future or shift all forms of intercarrier compensation to flat-rate pricing. We cannot predict at this time the result of this proceeding, the full impact of the FCC’s decisions in this area, or the effect these decisions will have on our business and the industry.

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

In April 2001, the FCC issued a ruling changing the compensation mechanism for traffic exchanged between telecommunications carriers that is destined for Internet service providers. In doing so, the FCC prescribed a new rate structure for this traffic and prescribed gradually reduced caps for its compensation. In the course of our business, we may exchange the traffic of Internet service providers with other carriers. The FCC’s ruling in connection with such traffic affected a large number of carriers, including us, and further developments in this area could have a significant impact on the industry and on us. Although a federal court remanded that FCC decision for further consideration, the court did not reverse the decision, so it remains in effect. In March 2005, in the context of its generic proceeding on intercarrier compensation, the FCC sought comment on broad policy changes that could harmonize the rate structure and levels of all forms of intercarrier compensation, and ultimately could eliminate most forms of carrier-to-carrier payments for interconnected traffic, including traffic destined for Internet service providers.

Universal Service. Access charges historically have been used to subsidize universal telephone service. Together with access and other intercarrier compensation reform, the FCC in recent years has changed the methodology used to subsidize universal telephone service and achieve other related public policy goals. Any reform in connection with intercarrier compensation will, by necessity, require revisions to the FCC’s policies governing universal service. Because the effects of these revisions are uncertain, the fees we pay to subsidize universal service may increase or decrease substantially in the future.

The FCC continues to consider related questions regarding the applicability of access charges and universal service fees to providers of Internet access service and other services and applications using Internet protocol, including Voice Over Internet Protocol. Currently, Internet access providers are not subject to these expenses, and a federal court of appeals has upheld the FCC’s decision not to impose such fees. However, there are open questions about how the existing rules apply to providers of data, voice or other services using the Internet or Internet protocol-based technology. The FCC is in the process of re-examining these issues in the context of its generic proceeding on IP-enabled services. We are not in a position to determine how these issues regarding access charges and universal service fees will be resolved, or whether the resolution of these issues will be harmful to our competitive position or our results of operations.

Detariffing. The FCC required non-dominant long distance companies, including us, to detariff interstate long distance domestic and international services in 2001. In 2001, the FCC also permitted competitive local carriers, including us, to choose either to detariff the interstate access services that competitive carriers sell to long distance companies that originate or terminate traffic from or to their local customers, or to maintain tariffs but comply with rate caps. Tariffs set forth the rates, terms and conditions for service and must be updated or amended when rates are adjusted or products are added or removed. Before detariffing, we filed tariffs with the FCC to govern our relationship with most of our long distance customers and with long distance companies that originated or terminated traffic from or to our local customers. The detariffing process has required us, among other things, to post these rates, terms and conditions on our web site instead of filing them as tariffs with the FCC. Because detariffing precludes us from filing our tariffs with the FCC, some may argue that we are no longer subject to the “filed rate doctrine,” under which the filed tariff controls all contractual disputes between a carrier and its customers. The detariffing process has effectively required us to enter into individual contracts with each of our customers and to notify our customers when rates are adjusted or products are added or removed. This process increases our costs of doing business. Detariffing may expose us to legal liabilities and costs if we can no longer rely on the filed rate doctrine to settle contract disputes with our customers.

Other Federal Regulations. The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate, revoke or decline to renew licenses and operating authority for failure to comply with federal laws and the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations.

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

We have authority to offer intrastate long distance services in all 50 U.S. states. We have obtained authority to provide long distance service in states outside of our current and target markets to enhance our ability to attract business customers that maintain offices, or have employees who travel, outside of our markets.

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

State public utility commissions have responsibility under the Telecommunications Act to oversee relationships between incumbent carriers and their new competitors with respect to such competitors’ use of the incumbent carriers’ network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as ITC^DeltaCom when necessary. Pursuant to the Communications Act, the decisions of state public utility commissions with regard to interconnection disputes may be appealed to federal courts. In one recent appeal, BellSouth successfully challenged Georgia’s state-ordered UNE rates. As a result, BellSouth is expected to seek a retroactive true-up regarding these rates that could result in a negative financial impact on us. The appellate court held that the state utility commission in Georgia may consider interconnection agreement language between BellSouth and competitive carriers such as us in determining whether BellSouth is entitled to a true-up.

There also remain unresolved important issues regarding the scope of the authority of public utility commissions and the extent to which the commissions will adopt policies that promote local telephone service competition. For example, although the FCC recently preempted the ability of states to regulate some aspects of Voice Over Internet Protocol services, the FCC’s decision has been appealed, and it is difficult to predict how this and other matters will affect our ability to pursue our business plan.

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

Local Government Authorizations and Related Rights-of-Way. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. Following the expiration of existing franchises, these fees may not remain at their current levels. In many markets, the incumbent carriers do not pay these franchise fees or they pay fees that are substantially less than those required to be paid by us, although the Telecommunications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that competitors do not pay the same level of fees that we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network, could harm our business. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms. Unresolved issues also exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

Employees

As of December 31, 2004, we had approximately 2,050 employees, of whom approximately 1,840 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Chapter 11 Reorganization in 2002

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

As of October 29, 2002, under our plan of reorganization:

•	All of our outstanding senior notes, in a total principal amount of $415 million plus accrued and unpaid interest, were cancelled and the former holders of those notes received in exchange a total of 40,750,000 shares, or 81.5%, of the common stock of our reorganized company.

•	All of our outstanding convertible subordinated notes, in a total principal amount of $100 million plus accrued and unpaid interest, were cancelled and the former holders of those notes received in exchange a total of 2,500,000 shares, or 5%, of our new common stock.

•	All of our outstanding shares of common stock, Series A preferred stock and Series B preferred stock, including accumulated and undistributed dividends on the Series B preferred stock, were cancelled and the former holders of those securities collectively received a total of 500,000 shares, or 1%, of our new common stock.

•	We issued and sold in a rights offering to holders of our old common stock and old preferred stock, for a total purchase price of $184,600, 1,846 shares of 8% Series A convertible redeemable preferred stock of our reorganized company and warrants to purchase approximately 6,276 shares of our new common stock.

•	We issued and sold in a private offering 298,154 shares of our new Series A preferred stock, warrants to purchase approximately 1,013,724 shares of our new common stock, and 1,000,000 shares of our new common stock for a purchase price of $29.8 million.

The foregoing ownership percentages assume the conversion of our new Series A preferred stock into common stock as of October 29, 2002. In connection with our plan of reorganization, we also amended our senior credit facility and our principal capital lease facilities.

On October 29, 2002, we implemented fresh start reporting under the provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Under SOP 90-7, the reorganization value of ITC^DeltaCom was allocated to our assets and liabilities, our accumulated deficit was eliminated and our new equity was issued in accordance with our plan of reorganization as if we were a new reporting entity. Under fresh start reporting, we recorded reorganization charges of $228.2 million to adjust the historical carrying value of our assets and liabilities to fair market value, and a $312.0 million gain on the October 29, 2002 cancellation of debt under our plan of reorganization. We also recorded expenses of $14.1 million for professional services and $8.9 million for the write-off of deferred financing fees and debt discounts in connection with our reorganization.

Risk Factors

Our business and operations are subject to a number of risks and uncertainties, including the following:

We will be unable to comply with our credit facility financial covenants and to refinance our existing indebtedness if we do not generate substantial operating cash flow.

Our ability to comply with the financial covenants under our credit facilities will depend primarily on our success in generating substantial operating cash flow. Under our credit agreements, we are subject to a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EBITDA covenant. Industry conditions and financial, business and other factors, including those we identify as risk factors in this report, will affect our ability to generate the cash flows we need to meet those financial tests and ratios.

We will be required on June 30, 2006 to repay $204 million of outstanding borrowings under our senior credit facility and from September 30, 2007 through June 30, 2009 to repay an increasing amount of our $55.7 million of outstanding borrowings under our junior credit facility. We may not be able to refinance our existing indebtedness and, even if we are able to do so, the terms of a refinancing might not be as favorable as the terms of existing indebtedness. If principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, including new equity capital, our cash flow may not be sufficient to repay all maturing indebtedness at the relevant times. Failure to pay or extend the maturity of such indebtedness could result in our default under or acceleration of our other indebtedness. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially all of our assets. Prevailing interest rates, our operating results and financial condition, or other factors at the time of refinancing, including the possible reluctance of lenders to make loans, may result in higher interest rates and increased interest expense.

Our current financial condition could result in additional cash requirements that would weaken our liquidity position.

We depend on a carrier for the provision of wholesale telecommunications services under our interconnection agreements with the carrier and pursuant to various access tariffs which the carrier has filed with federal and state regulatory agencies. Under specified circumstances based on our financial condition, the carrier may have the right to demand that we accelerate our payment terms to it, which could result in an acceleration of payments ordinarily due under terms of up to 30 days in connection with the carrier’s provision of services to us. Our use of cash to fund the accelerated demand would reduce our liquidity available for working capital, capital expenditures and other general corporate purposes.

Our indebtedness could adversely affect our financial health and ability to compete.

We have a significant amount of indebtedness. As of March 29, 2005, following our restructuring on that date, we had $305.6 million of total long-term indebtedness, including current portion. Our indebtedness could have important consequences. For example, it may:

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings will continue to be at variable rates of interest;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, acquisitions, capital expenditures and other general corporate purposes;

•	limit our ability to borrow additional funds to alleviate our liquidity constraints, as a result of financial and other restrictive covenants in our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage relative to companies that have less indebtedness.

Financial and operating covenants in our credit facilities may restrict our business activities.

Our credit facilities contain operating covenants that significantly restrict our ability to engage in specified activities. These covenants include limitations on, among other things, our ability to incur secured and unsecured indebtedness, pay dividends, sell assets, make investments and engage in mergers and consolidations, which could restrict our ability to pursue business initiatives or acquisition transactions. Our credit facilities also require us to meet specified financial tests and maintain specified financial ratios. Our failure to meet these tests or ratios could result in an event of default under our credit facilities.

Affiliates of Welsh, Carson, Anderson & Stowe own securities representing a majority of our voting power, which gives them the ability to exercise significant or controlling influence over major corporate actions by us.

The controlling affiliates of the investment funds that constitute Welsh, Carson, Anderson & Stowe, a private equity firm, have reported in SEC filings that such affiliates and the funds, as a group, beneficially own common stock and Series B preferred stock representing a majority of the voting power of our outstanding capital stock. Based on their existing capital stock ownership, the members of this group currently have the right to increase the size of our eight-member board of directors and appoint or elect a majority of our board of directors and to block actions involving our company or its assets that require stockholder approval. As of the date of this report, four of our eight directors are members of this group.

The Welsh, Carson, Anderson & Stowe group may have interests with respect to our company that differ from those of our other stockholders as a result of significant investments by the group in other communications companies.

The FCC may restrict our ability to provide local services and may increase the costs we incur to provide these services.

In February 2005, the FCC released an order limiting the number and types of unbundled network elements that incumbent local exchange carriers must make available to us and other competitive communications companies. The FCC’s order also eliminated the requirement that incumbent carriers make available to us and other competitive carriers local switching services for residential and small business customers. Because of this order, incumbent local telephone companies no longer are required to provide local switching services, which means that we can no longer rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers. The FCC’s order also limits the availability to us of some incumbent carrier dedicated transport services between central offices and broadband local loops. Although the FCC’s order permits carriers to enter into commercial agreements for network elements and provides for a transition period to the new rules, it is unlikely that BellSouth and the other incumbent carriers in our markets will make network elements available to us at the same rates they have in the past. In addition, if these incumbent carriers do not cooperate in facilitating an orderly transition to the new rules, our business could be adversely affected. If prices of the network elements that we use to provide our services increase or are eliminated as a result of the implementation of the February 2005 order or any future consideration of this issue by the FCC, our cost of providing local exchange service could increase and have a significant adverse impact on our earnings and cash flows.

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

To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company and Kansas City Southern Railroad and Illinois Central Railroad. The pending proceedings affect approximately 1,600 route miles of our network as of December 31, 2004 and, if resolved in a manner adverse to us, could affect additional portions of our network. We cannot predict whether additional portions of our network will become subject to similar legal proceedings in the future. If some of these or similar future challenges are successful, or if we are otherwise unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and we could also be required to pay substantial monetary damages.

Our integrated communications services business is subject to significant competitive pressures that could restrict our ability to achieve or sustain operating profitability.

Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. As a result of competitive pressures, we may not be able to achieve or sustain operating profitability, adequate market share or significant revenue growth in any of our markets. The prices we charge for our retail local, long distance and data services have declined significantly in recent years. BellSouth and the other incumbent local telephone companies in our markets offer substantially the same services we offer, in some cases at lower prices. These companies have substantially greater infrastructure, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than we do. These advantages may increase as a result of pending and contemplated consolidations in our industry. We expect to continue to face significant pricing and product competition from BellSouth and the other large, established telephone companies that currently are the dominant providers of telecommunications services in our markets. We also will continue to face significant competitive product and pricing pressures from other types of communications businesses, including cable companies providing broadband Internet access and other integrated services providers, and from other companies like us that attempt to compete in the local services market.

We may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services for the following reasons, which could adversely affect our ability to generate positive cash flows from operations:

•	BellSouth, our principal competitor in many of the markets we serve, has been authorized to offer in-region long distance services throughout its nine-state region, which will allow it to offer the same bundle of local, long distance and data services that we offer;

•	large long distance carriers, such as AT&T Corp., which recently announced its decision to merge with SBC Communications, Inc. and MCI, which recently announced its decision to merge with Verizon Communications, Inc., are beginning to provide local services in many of our markets, a process which may accelerate as a result of these and other pending or future consolidations; and

•	recent regulatory decisions have decreased regulatory oversight of incumbent local telephone companies, which may increase the benefits that these companies could experience from their long-standing customer relationships, greater financial and technical resources, and ability to subsidize local services with revenue from unrelated businesses.

The foregoing competitive pressure have contributed to a significant increase in our customer attrition over the past year. Customer turnover rates may remain high, or may even increase, if our current financial condition materially limits our ability to respond to competition.

Our wholesale services, including our broadband transport services, continue to be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors.

We have continued to experience adverse trends relating to our wholesale service offerings, including our broadband transport services, that have resulted primarily from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers, including customers of our local interconnection business. Pending or contemplated consolidations in our industry also may adversely affect our wholesale services by improving the resources of the consolidating companies and reducing their demand for our services as those companies upgrade their own networks and consolidate their voice and data traffic on those networks. We expect that these factors will result in continued declines in revenues and cash flows from our wholesale service offerings. Such declines will have a disproportionately adverse impact on our operating results, because of the higher gross margins associated with our wholesale services.

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

In order to provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities. Our interconnection agreements with BellSouth expired in June 2003. Although we have adopted the agreements between BellSouth and another provider in three states, we are arbitrating the rates and terms of new agreements with BellSouth in five of the nine BellSouth states. We may not be able to enter into new interconnection agreements with BellSouth or other carriers on favorable terms, in a timely manner, or at all. Further, federal regulators have adopted substantial modifications to the requirements that obligate BellSouth and other former monopoly local telephone companies to provide to us at cost-based rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be materially adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

We may not be able to retain the few large customers on which we depend for a significant percentage of our revenues.

We may not be able to retain our large customers, or we may be required to lower our prices significantly to retain them. Our ability to retain these customers may be adversely affected by our current financial condition and pending or contemplated consolidations in our industry. The table below sets forth the approximate percentages of our total revenues generated in 2002, 2003 and 2004 by our five largest integrated communications services customers and our three largest wholesale services customers:

	Year Ended December 31,
	2002	2003	2004
Five largest integrated communications services customers	6.4%	5.5%	4.4%
Three largest wholesale services customers	10.8%	6.1%	4.9%

If we were to lose any of these customers or were forced to lower our prices to retain these customers, our operating revenues and business could be adversely affected.

We may not benefit from our acquisition strategy.

We may seek to supplement our internal growth by pursuing acquisitions of other businesses. We may not be successful in identifying, consummating and integrating any newly acquired businesses into our operations. The integration of acquired businesses poses a number of significant risks, including the following:

•	acquisitions may not have a positive impact on our cash flows or financial performance;

•	we may not be able to eliminate as many redundant costs as we anticipate;

•	the integration of new businesses will require the allocation of limited management resources among various integration efforts;

•	our operating and financial systems and controls and information services may not be compatible with those of the companies we may acquire and may not be adequate to support our integration efforts, and any steps we take to improve these systems and controls may not be sufficient;

•	acquired businesses may have unexpected liabilities and contingencies, which could be significant; and

•	our growth through acquisitions will increase our need for qualified personnel, who may not be available to us.

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

We may fail to continue to realize anticipated benefits of our acquisition of BTI.

Our success will depend on our ability to continue to realize the cost savings, operating efficiencies and revenue opportunities we expect to result from our acquisition of BTI. Our operating results and financial condition will be adversely affected if we fail to continue to experience such cost savings, operating efficiencies and revenue opportunities.

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

Our failure to maintain adequate billing, customer service and information systems could limit our ability to increase our services.

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

In addition, we are dependent upon operations support systems and other new carriers to order and receive network elements and wholesale services from the incumbent carriers. These systems are necessary for new carriers like us to provide local service to customers on a timely and competitive basis. FCC rules, together with rules adopted by state public utility commissions, may not be implemented in a manner that will permit us effectively to order, receive and provision network elements and other facilities necessary for us to provide many of our services.

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

The loss of the services of our key personnel, or our inability to attract, recruit and retain sufficient or additional qualified personnel, could hurt our business. Our business is currently managed by a small number of key management and operating personnel, including our executive officers. Many members of our senior management team have extensive experience in the telecommunications industry. We do not maintain “key man” insurance on these employees. Because of current market conditions for our industry, our stock incentive program may not provide an adequate incentive to current or potential key employees to become or remain employed by us.

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

We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for our voice switch sites in the following locations:

•	Jacksonville, Ocala, West Palm Beach, Tampa and Orlando, Florida;

•	Atlanta, Georgia;

•	Gulfport, Mississippi;

•	Greensboro, Wilmington, Raleigh, Charlotte and Greenville, North Carolina;

•	Columbia, Charleston and Greenville, South Carolina;

•	Houston and Dallas, Texas.

The leases for these switch sites expire on various dates from 2006 to 2015. As part of our integration activities related to the BTI acquisition, we are seeking to sublease six additional vacated leased switch sites.

We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized maintenance center for our network and as an operator services center. We also lease a second operator services center in Alexander City, Alabama.

We operate branch offices through which we conduct our sales and marketing efforts in the following locations:

•	Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;

•	Daytona, Ft. Lauderdale, Jacksonville, Ocala, Orlando, Pensacola, Tallahassee, Tampa and West Palm Beach, Florida;

•	Albany, Atlanta (two offices), Augusta, Columbus, Macon and Savannah, Georgia;

•	Baton Rouge and New Orleans, Louisiana;

•	Biloxi, Hattiesburg and Jackson, Mississippi;

•	Charlotte, Greensboro, Wilmington, Greenville, Fayetteville and Raleigh, North Carolina;

•	Charleston, Columbia and Greenville, South Carolina; and

•	Chattanooga, Knoxville and Nashville, Tennessee.

The leases for these branch offices expire on various dates from 2005 through 2010. As part of our integration activities related to the BTI acquisition, we have four sales offices that have been subleased and one sales office that has been vacated and not subleased. We will not renew the leases for any of these five offices when they expire in 2005.

We also lease office space for various administrative functions, including accounting, legal, information technology, engineering, sales and human resources, in Huntsville and Anniston, Alabama and in Raleigh, North Carolina, and own an administrative office in Arab, Alabama.

As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southern United States.

Item 3.	Legal Proceedings.

General. We are a party to legal proceedings in the ordinary course of our business, including disputes with contractors or vendors, which we believe are not material to our business.

Regulatory Proceedings. We are a party to numerous regulatory proceedings affecting the segments of the communications industry in which we operate, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by the regional Bell operating companies. We anticipate that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within our primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive communications service providers, including us. If successful, these initiatives could make it more difficult for us to compete with these companies and other incumbent carriers. We may not succeed in our challenges to these or other similar actions that would prevent or deter us from successfully competing with the incumbent carriers.

Proceedings Affecting Rights-of-Way. To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company, Kansas City Southern Railroad and Illinois Central Railroad. These pending proceedings affected approximately 1,600 route miles of our network as of December 31, 2004. If some of these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and we could also be required to pay substantial monetary damages. As indicated below or in note 12 to our audited consolidated financial statements included elsewhere in this report, the results of these challenges are uncertain and, individually or in the aggregate, could have a material adverse effect on our results of operations or financial position. These challenges include, but are not limited to, the following:

Mississippi Power Company Rights-of-Way. A portion of our network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several landowners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. We became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi has directed us not to use that portion of our fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. We have rerouted all of the circuits on the affected portion of our network so that we may continue to provide services to our customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit our use, we believe our potential liability for damages may be limited to the value of a permanent easement for that use. We cannot be certain in this respect, however, because the landowners are seeking compensatory damages equal to the profits or gross revenues received by us from our use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for our use of the route.

We initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which we seek a declaratory judgment confirming our continued use of fiber optic cables in Mississippi Power Company’s rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the fiber optic cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company, and we are seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although we have resolved the issue of our use of the rights-of-way with some of the defendants, we cannot be certain that we will be successful in either of these proceedings. The August 2001 proceeding was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which we were made a defendant, which was initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. Both suits have been dismissed by the district court and are on appeal to the United States Court of Appeals for the Fifth Circuit. Several of the defendants in the civil action involving the 37 parcels of land have sued Mississippi Power Company and us in states courts in Lamar, Forrest and Jones County Chancery Court alleging trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation and conspiracy, and seek an accounting and an unspecified amount of damages.

Since 2002, over 220 lawsuits have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, ITC^DeltaCom and MCI. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that MCI and/or we have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by MCI and us of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. In December 2004, a settlement agreement was entered and each of the cases has been or is expected to be dismissed, because the plaintiffs have granted Mississippi Power Company an easement that allows for our use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties.

In 2002, a lawsuit on behalf of five property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. In May 2004, we were added as a defendant in the lawsuit, upon the court’s order. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. In September 2004, the court granted Mississippi Power Company’s motion for partial summary judgment and issued a final order that the plaintiff is not entitled to any compensation for trespass damages. The plaintiff has appealed the order to the Mississippi Supreme Court. Our motion for summary judgment on all claims is pending.

In August 2002, we were served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege that Mississippi Power Company and we have violated the plaintiffs’ rights with regard to the use of Mississippi Power Company’s easement across the plaintiffs’ properties. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation and conspiracy, and seek an accounting and an unspecified amount of damages. We were dismissed from this proceeding in October 2004.

In September 2002, Mississippi Power Company and we were served with a summons and complaint filed in a civil action in the Circuit Court of Jasper County, Mississippi. The landowners of 75 parcels of property located in various Mississippi counties allege that Mississippi Power Company and we have violated the landowners’ rights with regard to the use of Mississippi Power Company’s easements across the landowners’ properties. The allegations are similar to those made in other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy, and seek from each plaintiff $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of the gross revenues derived from use of the rights-of-way, and court costs. Although MCI is not a party to this proceeding, during the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company had removed this action to the United States District Court for the Southern District of Mississippi and requested that the action be transferred to the United States Bankruptcy Court for the Southern District of New York, which administered MCI’s bankruptcy proceedings. There have been no further material developments in this matter.

In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and us by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of property located in Lamar County, Mississippi. Both plaintiffs also were defendants in our action involving 37 parcels of land described above. The plaintiffs have not specified the amount of damages they are seeking.

In December 2002, two civil actions were filed against Mississippi Power Company and us in the Circuit Court of Smith County, Mississippi, by a single attorney. The plaintiffs allege trespass on the basis that the documents granting Mississippi Power Company the rights to cross the plaintiffs’ property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. The plaintiffs allege that we are using such rights-of-way across the plaintiffs’ property, but we do not have sufficient information from the complaint or otherwise to determine where the plaintiffs’ properties are located. We do not use rights-of-way in Smith County, Mississippi, where these civil actions were filed. However, one of the actions involves multiple plaintiffs and has been removed by Mississippi Power Company to the United States District Court for the Southern District of Mississippi, because some parcels of land are crossed by a transmission line used by MCI. There have been no further material developments in the proceeding that was removed. The other proceeding has been dismissed.

Mississippi Power Company and Southern Company Rights-of-Way. In April 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi, against Mississippi

Power Company, Southern Company and us. The plaintiff seeks permanently to enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff’s property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company or Southern Company regarding the use of the fiber optic cable on the rights-of-way across the plaintiff’s property, proof that the use of the rights-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the rights-of-way, punitive damages of $1 million, and costs and expenses. In November 2003, the plaintiff voluntarily dismissed his claims with prejudice.

In July 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and us in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. During the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company sought to change the venue of these proceedings, but the proceedings have been returned to the original venue.

Gulf Power Company Rights-of-Way. We use the rights-of-way of Gulf Power Company in Florida for a portion of our network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida, by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit us or other carriers to transmit telecommunications services over the rights-of-way. We were made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis that, among other things, there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court also has permitted the plaintiffs to amend their complaint to allege additional facts to support their contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. In November 2003, the trial court granted the plaintiffs’ motion for partial summary judgment on various grounds. In January 2005, the court allowed the plaintiffs to file an amended complaint, to which we subsequently filed an answer.

Georgia Power Company Rights-of-Way. We use rights-of-way of Georgia Power Company in Georgia for a portion of our network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of landowners. The plaintiffs have alleged that Georgia Power and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. We were made a party to the suit in January 2002. In January 2005, the court granted the plaintiffs’ motion for partial summary judgment, holding that Georgia Power Company had the right to use the easements for communications directly related to the transmission and distribution of electricity, but that the easements do not afford Georgia Power Company the right to allow any other party, including us, the right to use the rights-of-way for the transmission of communications services. The order has been appealed to the Georgia Supreme Court.

In November 2002, a civil action was filed in the Superior Court of Walton County, Georgia, against Georgia Power Company and us. The plaintiff, claiming to be representative of a class of all landowners over which Georgia Power Company has facilities, alleges that the documents granting Georgia Power Company the rights to cross the plaintiff’s property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. The civil action claims trespass and unjust enrichment. There are no specified dollar amounts demanded in the complaint, but the relief sought includes compensatory damages, punitive damages, attorney fees and injunctive relief requiring the removal of the fiber optic facilities from the plaintiff’s land. This matter has been stayed by agreement of the parties pending the outcome of the Decatur County action described above, as that case may encompass the same claims.

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. In March 2003, a complaint was filed against us in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are the owners of the land across which certain rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad are located. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, we use certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad across Mississippi. The plaintiffs claim that the documents granting the rights-of-way Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorney fees, an accounting of amounts paid to Kansas City Southern Railroad and Illinois Central Railroad and declaratory relief regarding the parties’ rights. We denied the allegations, but counter-claimed for the certification of a class of counter-defendants. We sought a declaration that we have the right to use the rights-of-way or, alternatively, to condemn such rights. In September 2004, the district court found that neither the class requested by the plaintiffs, nor the class of counter-defendants, should be certified. Our appeal of the district court’s refusal to certify a class of counter-defendants was denied by the United States Court of Appeals for the Fifth Circuit. In February 2005, the district court dismissed the claims of the remaining plaintiffs. The plaintiffs have appealed this decision to the Fifth Circuit. We have filed a cross-appeal.

A lawsuit was filed against us in Richland Parish, Louisiana, in July 2003 and removed to the United States District Court, Western District of Louisiana, Monroe Division, in August 2003. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the land which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, we use some fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation or operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorney’s fees. In July 2004, the court found that the class should not be certified. One plaintiff voluntarily dismissed his claim when discovery revealed that he had no rights in the property identified in the complaint. The only remaining named plaintiff asserts a claim based on ownership of less than one mile of property over which we use fiber optic cable within the rights-of-way of Kansas City Southern Railroad or Illinois Central Railroad. The trial of this claim is scheduled for October 2005.

ITC^DeltaCom’s Suit for Rights-of-Way Indemnification. In August 2001, we filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which we have obtained use of rights-of-way for their fiber optic telecommunications networks. We seek a declaratory judgment that the defendants are legally required to use their best efforts to defend against any claims that we do not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold us harmless against all such claims. We filed for summary judgment in December 2001, and the defendants subsequently filed a motion for summary judgment. The defendants also have filed a counterclaim requesting, among other relief, that we reimburse them for the cost of perfecting the applicable rights-of-way. In September 2004, the court issued an order denying our motion and the defendant’s motion for summary judgment and staying the litigation until a final determination of the landowner litigation which underlies our claims in this matter. We have appealed this order to the Georgia Supreme Court.

Claim Relating to Sale of Account Receivable. In the first quarter of 2003, we sold for approximately $1.0 million approximately $2.2 million of accounts receivable owed to us by MCI before MCI filed for bankruptcy under chapter 11 of the bankruptcy code in 2002. In November 2004, we received a notice from the assignee of the accounts receivable demanding that we repurchase for $830,000 approximately $1.5 million of such accounts receivable. We expect that, if we make payment on the claim to the assignee, we would seek recovery on the claim from MCI’s bankruptcy estate. We are unable to predict the amount of such claim, if any, that we would be able to recover in such event, but we are negotiating with the bankruptcy estate to attempt to resolve any objections.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders in the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Common Stock. Our common stock is listed on the Nasdaq National Market of The Nasdaq Stock Market, Inc. and has been trading on the Nasdaq National Market since March 5, 2004 under the symbol “ITCD.” From December 23, 2003 through March 4, 2004, the common stock was listed and traded on the Nasdaq SmallCap Market, and from January 1, 2003 through December 22, 2003, was quoted on the OTC Bulletin Board.

The following table sets forth the high and low sale prices of the common stock for each quarter of 2003 and 2004.

2003	High	Low
First Quarter	$2.40	$1.35
Second Quarter	3.05	1.50
Third Quarter	5.85	2.85
Fourth Quarter	6.22	3.85

2004	High	Low
First Quarter	$7.63	$5.90
Second Quarter	6.88	4.08
Third Quarter	5.84	4.05
Fourth Quarter	4.70	1.25

On February 28, 2005, there were approximately 1,200 record holders of the common stock.

Dividend Policy. We have not declared or paid any cash dividends on our common stock and do not anticipate that we will declare or pay cash dividends on the common stock in the foreseeable future. Future declaration and payment of dividends, if any, on the common stock, Series A preferred stock or Series B preferred stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements. Our credit facilities prohibit us from paying cash dividends on our capital stock.

Under our certificate of incorporation, we have the option, instead of paying quarterly cash dividends on our preferred stock, to pay quarterly dividends on each series in additional shares of such series. As of the date of this report, since our initial issuance of the Series A preferred stock on October 29, 2002 and our initial issuance of the Series B preferred stock on October 6, 2003, we have paid all dividends on our preferred stock in the form of payment-in-kind dividends of the same series of preferred stock.

Item 6.	Selected Financial Data.

The following table sets forth ITC^DeltaCom’s selected consolidated financial data. The selected historical income statement data for the years ended December 31, 2000 and 2001 and the selected historical balance sheet data as of the end of such periods have been derived from ITC^DeltaCom’s audited consolidated financial statements. The selected historical income statement data for the periods from January 1, 2002 to October 29, 2002 and October 30, 2002 to December 31, 2002 and the years ended December 31, 2003 and 2004, and the selected historical balance sheet data at October 29, 2002, December 31, 2002, December 31, 2003 and December 31, 2004, have been derived from the consolidated financial statements that have been audited by BDO Seidman, LLP, independent registered public accounting firm. The 2002 historical income statement and balance sheet data have been separated into these two periods as a result of ITC^DeltaCom’s adoption, under AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” of fresh start reporting on October 30, 2002, following its emergence from Chapter 11 bankruptcy reorganization proceedings on October 29, 2002. The financial results at and for the periods ended October 29, 2002 and December 31, 2002 are not comparable in certain respects to the financial results for prior periods.

You should read the selected financial data below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, included elsewhere in this report.

	Predecessor			Successor
	Year Ended December 31,		Period from January 1, 2002 to October 29, 2002	Period from October 30, 2002 to December 31, 2002	Year Ended December 31,
	2000	2001			2003	2004
	(in thousands, except share and per share data)
Income Statement Data:
Operating revenues:
Integrated communications services	$170,937	$201,948	$200,341	$41,898	$320,675	$467,629
Wholesale services	140,433	172,429	122,100	18,086	99,868	96,449
Equipment sales and related services	52,278	40,962	30,456	5,585	41,023	19,549

Total operating revenues	363,648	415,339	352,897	65,569	461,566	583,627

Cost of services (exclusive of items shown separately below)	155,000	186,121	164,920	30,021	230,844	290,923
Inventory write-down	—	1,663	—	—	—	—

Gross margin	208,648	227,555	187,977	35,548	230,722	292,704

Operating expenses:
Selling, operations and administration expense	151,050	188,712	136,472	27,108	173,954	221,922
Depreciation and amortization	86,519	118,938	105,696	9,002	63,393	87,108
Loss on early termination of credit facility and debt(a)	1,321	—	—	—	—	—
Merger-related expenses	—	—	—	—	2,141	4,828
Asset impairment loss(b)	—	74,437	223	—	—	203,971

Total expenses	238,890	382,087	242,391	36,110	239,488	517,829

Operating loss	(30,242)	(154,532)	(54,414)	(562)	(8,766)	(225,125)
Interest expense	(55,482)	(58,833)	(35,704)	(2,350)	(15,917)	(21,309)
Interest and other income (expense), net	14,337	1,434	60	216	344	(794)

Loss before reorganization items and income taxes	(71,387)	(211,931)	(90,058)	(2,696)	(24,339)	(247,228)
Reorganization items(c)	—	—	60,792	—	—	—
Income tax expense (benefit)	(512)	—	—	—	—	—

Net loss	(70,875)	(211,931)	(29,266)	(2,696)	(24,339)	(247,228)
Preferred stock dividends and accretion(d)	—	(3,713)	(4,210)	(514)	(3,912)	(9,345)

Net loss applicable to common stockholders	$(70,875)	$(215,644)	$(33,476)	$(3,210)	$(28,251)	$(256,573)

Basic and diluted net loss per common share(c)	$(1.16)	$(3.46)	$(0.54)	$(0.07)	$(0.61)	$(4.91)

Basic and diluted weighted average common shares outstanding(c)	60,928,387	62,292,085	62,364,768	44,750,000	46,551,648	52,279,639

	Predecessor			Successor
	Year Ended December 31,		Period from January 1, 2002 to October 29, 2002	Period from October 30, 2002 to December 31, 2002	Year Ended December 31,
	2000	2001			2003	2004
	(in thousands, except share and per share data)
Balance Sheet Data (at period end):
Cash and cash equivalents (unrestricted)	$141,140	$41,043	$30,231	$30,554	$50,099	$16,599
Working capital (deficit)	85,094	(6,741)	(5,860)	14,728	(6,835)	(5,155)
Total assets	1,048,526	878,332	754,243	553,520	745,053	463,973
Long-term liabilities	713,869	717,163	200,109	206,993	301,255	292,445
Liabilities subject to compromise(c)	—	—	538,147	—	—	—
Convertible redeemable preferred stock	—	57,833	63,691	24,525	55,007	61,633
Stockholders’ equity (deficit)	181,053	(21,930)	(139,209)	237,245	240,713	3,643

Other Financial Data:
Gross margin as a percentage of total operating revenues	57%	55%	53%	54%	50%	50%
Capital expenditures	309,831	161,965	29,784	4,916	45,156	49,509
Cash flows provided by (used in) operating activities	45,931	(10,524)	12,580	7,216	39,832	28,816
Cash flows used in investing activities	305,208	154,798	29,780	4,916	51,881	60,856
Cash flows (used in) provided by financing activities	151,986	65,225	6,388	(1,977)	31,594	(1,460)
EBITDA (e)	55,851	(36,226)	111,785	8,440	54,627	(139,241)

(a)	Amounts charged to income for the year ended December 31, 2000 related to losses on the early termination of credit facility and early termination of indebtedness have been reclassified in accordance with Statement of Financial Accounting Standards No. 145.
(b)	In 2004, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property and equipment of $199.9 million and a write-down of $4.0 million to its amortizable intangible customer base asset. In 2002, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property and equipment of $223,000. In 2001, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property and equipment of $23.0 million and a write-down of goodwill and other intangible assets of $51.4 million. See notes 4 and 11 to ITC^DeltaCom’s audited consolidated financial statements included elsewhere in this report.
(c)	On June 25, 2002, ITC^DeltaCom filed a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy code. The plan was confirmed on October 17, 2002 and became effective on October 29, 2002. Accordingly, ITC^DeltaCom reclassified its then-outstanding senior notes and convertible subordinated notes, which were subject to compromise in the reorganization, as “liabilities subject to compromise” before the effective date. Expenses related to the reorganization, such as professional fees and administrative costs, are classified as “reorganization items.” On the reorganization effective date, all shares of old common stock were canceled and new shares of common stock were issued. See note 15 to ITC^DeltaCom’s audited consolidated financial statements included elsewhere in this report.
(d)	Represents the payment of accrued dividends on preferred stock at an annual rate of 8%. All such dividends have been paid in additional shares of preferred stock valued solely for purposes of such dividends at $100 per share.
(e)	EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview–EBITDA Presentation” for our reasons for including EBITDA data in this report and for material limitations with respect to its usefulness. The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Predecessor			Successor
			Period from Jan. 1, 2002 to Oct. 29, 2002	Period from Oct. 30, 2002 to Dec. 31, 2002	Year Ended December 31,
	2000	2001			2003	2004
	(in thousands)
Net loss	$(70,875)	$(211,931)	$(29,266)	$(2,696)	$(24,339)	$(247,228)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	86,519	118,938	105,696	9,002	63,393	87,108
Interest expense, net of interest income	40,719	56,767	35,355	2,134	15,573	20,879
Income tax (benefit) expense	(512)	—	—	—

EBITDA	$55,851	$(36,226)	$111,785	$8,440	$54,627	$(139,241)

In 2001, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property and equipment of $23.0 million and a write-down of goodwill and other intangible assets of $51.4 million, resulting in negative EBITDA for 2001. In 2004, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property and equipment of $199.9 million and a write-down of $4.0 million to its amortizable intangible customer base asset, resulting in negative EBITDA for 2004. See note 4 to ITC^DeltaCom’s audited consolidated financial statements included elsewhere in this report. In 2002, ITC^DeltaCom recorded a net gain of $60.8 million related to gain from the cancellation of indebtedness and reorganization costs associated with the voluntary petition for reorganization under Chapter 11. See note 15 to ITC^DeltaCom’s audited consolidated financial statements included elsewhere in this report. In 2003, ITC^DeltaCom recorded merger-related expenses of $2.1 million in connection with the acquisition of BTI. In 2004, ITC^DeltaCom recorded merger-related expenses of $1.5 million in connection with the acquisition of BTI and $3.3 million in connection with the terminated mergers with Florida Digital Network, Inc. and NT Corporation. See note 3 to ITC^DeltaCom’s audited consolidated financial statements included elsewhere in this report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General. We are one of the largest providers of integrated communications services in the southeastern United States. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance, enhanced data, Internet, colocation and managed services, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis. We believe that we are one of the largest facilities-based competitive provider of integrated communications services in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

At December 31, 2004, we marketed and sold our integrated communications services through 40 branch offices. At the same date, our 10,900 route-mile fiber optic network extended from New York to Florida and principally covered portions of our primary eight-state market.

On October 6, 2003, we completed our acquisition of BTI Telecom Corp., a facilities-based integrated communications provider serving markets in the southeastern United States. The inclusion of BTI’s assets and operations in our business since October 6, 2003 has contributed to a significant increase in the size of our business. Before the acquisition, BTI was generating annualized operating revenues for 2003 in excess of $220 million, based on operating revenues of $56 million in the third quarter of 2003. Our acquisition of BTI has provided us with the opportunity to further our strategic initiative to increase monthly recurring revenues from end-user customers within our existing markets and has created one of the largest providers of integrated communications services in the southeastern United States. ITC^DeltaCom and BTI had similar retail growth strategies and targeted customers, complementary regional fiber optic networks and overlapping operations in 14 markets. By combining our business with that of a former competitor, the acquisition has enabled us to achieve a size and scale that we believe provides us with a competitive advantage in our primary markets and significant opportunities for cost savings and improved cash flow. In addition, we have achieved cost savings by increasing utilization of our switches and network assets, eliminating duplicative network costs and transitioning each company’s voice and data traffic from previously leased long-haul facilities to our combined fiber optic network.

We continue to integrate the operations of BTI into our existing operations to achieve significant economies of scale from the consolidation of sales and marketing, customer service, provisioning and installation, and information technology, purchasing, financial and administrative functions. We have achieved the net cost savings of $30 million we expected the acquisition would generate in 2004 and the annualized cost savings of at least $40 million we expected the acquisition would generate by the end of 2004. Our annualized cost savings as of December 31, 2004, which totaled $42.4 million, are based on the approximate combined monthly costs of ITC^DeltaCom and BTI as of July 2, 2003, which is the date on which we agreed to acquire BTI, and represent the total annual cost savings we have realized as a result of our cost savings initiatives from that date through December 31, 2004.

In the third quarter of 2004, we entered into definitive agreements to acquire by merger Florida Digital Network, Inc. (“FDN”) and NT Corporation (“NTC”), each of which is privately held communications company headquartered in Florida. In December 2004, we and FDN mutually terminated our merger agreement. Because the completion of our proposed merger with FDN was a condition to the completion of our proposed merger with NTC, we determined not to proceed with the NTC transaction. In February 2005, we and NTC mutually terminated our merger agreement. In connection with these terminated mergers, we incurred expenses totaling $3.3 million, consisting primarily of financial advisory, legal and accounting fees.

Although we have achieved the cost savings we expected in connection with our integration of BTI through the end of 2004, our total operating revenues and resulting gross margins have continued to decline. We anticipate a continuation of adverse revenue trends in 2005 in our long distance, enhanced data and wholesale business operations, which we expect will exert negative pressure on our gross margins. To address these revenue trends, we are pursuing additional cost reductions and opportunities to achieve additional operating efficiencies.

Asset Revaluations and Reorganization. Before the acquisition, BTI recorded an asset impairment charge in 2003 of $94.4 million to property, plant and equipment and other assets, which consisted principally of BTI’s fiber optic network, switching infrastructure and other intangible assets. This impairment charge was based upon trends in BTI’s cash flow and operating performance and the availability of capital to support future growth. In accordance with SFAS No. 144, BTI expected future cash flows to be less than the carrying value of the assets. Based on this evaluation, BTI determined that long-lived assets with a carrying amount of $224.6 million were no longer recoverable and were in fact impaired, and wrote them down to their estimated fair value of $130.2 million as of June 30, 2003. The effect of the BTI asset revaluation on ITC^DeltaCom’s 2003 results was approximately $5.0 million in reduced depreciation and amortization expense on an actual basis and approximately $20.0 million in reduced depreciation and amortization expense on a pro forma basis.

Beginning in December 2004, we considered the following factors as evidencing the necessity of an impairment review: underperformance of our assets relative to expected historical and projected future operating results; significant negative industry trends; a significant decline in our common stock price for a sustained period; and our market capitalization relative to net book value. For purposes of our impairment review, we identified, as two separate asset groups with identifiable cash flows, (1) our “retail group,” which consists of those assets and liabilities associated with servicing our retail customer base, and (2) our “wholesale group,” which consists of those assets and liabilities associated with servicing our wholesale customer base. We determined that the sum of the expected future cash flows was less than the carrying amount of the retail long-lived asset group, including intangibles, and recognized in the quarter ended December 31, 2004 an impairment loss of $199.9 million to our property, plant and equipment and an impairment loss of $4.0 million to our amortizable intangible customer base asset, equal to the excess of the carrying amount of the assets over their fair value in accordance with SFAS No.144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The audit committee of our board of directors concluded on March 25, 2005 that such a charge was required. The asset impairment had no significant impact on our 2004 depreciation and amortization expense and is expected to reduce depreciation and amortization expense in 2005 by approximately $27.0 million on an annual basis. The book value of our net intangible assets, long-lived assets and goodwill decreased to $362.9 million at December 31, 2004 from $603.8 million at December 31, 2003.

In evaluating the underperformance of our assets and negative industry trends in our impairment review, we took account of the following factors, among others:

•	the effect of intensifying competition on our integrated communication services business, which has contributed to higher customer attrition rates and customer contract renewals on less favorable terms;

•	the negative impact of pricing pressure, network overcapacity and service cancellations on our wholesale services business, and the disproportionate effect of declines in this business on our operating results due to the higher gross margins associated with wholesale services; and

•	changes in government regulation that have been harmful to our business, including the increase in our cost of services we expect will result from the FCC’s recent order limiting the number and types of unbundled network elements that incumbent carriers must make available to us.

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

We adopted the provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” upon commencement of the bankruptcy proceedings. On October 29, 2002, we implemented fresh start reporting under the provisions of SOP 90-7. Under SOP 90-7, the reorganization value of ITC^DeltaCom was allocated to our assets and liabilities, our accumulated deficit was eliminated and our new equity was issued in accordance with our plan of reorganization as if we were a new reporting entity. As a consequence of our reorganization and in accordance with SOP 90-7, we have separately presented our financial results for 2002 in the accompanying audited consolidated financial statements of ITC^DeltaCom and in other portions of this report as follows: results for the period from January 1, 2002 to October 29, 2002 are reported under “Predecessor”; and the results for the period from October 30, 2002 to December 31, 2002 are reported under “Successor.” To compare our 2002 financial results, after giving effect to our reorganization, to our 2003 historical financial results for purposes of this management’s discussion, we have combined the periods from January 1, 2002 to October 29, 2002 and from October 30, 2002 to December 31, 2002. We have also combined the results for these periods for purposes of comparing our 2002 pro forma results to our 2003 pro forma results for purposes of this management’s discussion.

Operating Revenues. We currently derive operating revenues from our offering of integrated communications services, wholesale services and equipment sales and related services.

Integrated Communications Services. We deliver integrated voice and data communications services to end users on a retail basis. We refer to these services, which are described in more detail in this report under “Business–Services–Integrated Communications Services,” as our “integrated communications” services. Revenues from these services represented approximately 80% of our total operating revenues in 2004. We derive most of our operating revenues from recurring monthly charges that are generated by our integrated communications services.

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

As we continue to use portions of the networks of other local telephone companies to provide services over our network and facilities instead of reselling services using the entire network of those companies, we expect our gross margin on local services to improve. We believe that this improvement will result from reduced access charges and from efficiencies realized through increased reliance on our network. Competitive market pressures to reduce prices for our integrated communications services, however, could offset these expected margin improvements. In response to FCC action that eliminated local switching services from the list of required unbundled network elements that must be made available to competitive carriers like us, we expect to convert a significant number of our UNE-P lines to UNE-L lines utilizing our existing DS0 colocations.

Beginning in January 2005, we temporarily have suspended our direct sales effort to small business customers that utilizes UNE-P as a provisioning method, except in limited circumstances, as we attempt to negotiate a commercial UNE-P agreement with incumbent local exchange carriers and to implement our UNE-L strategy. Depending upon the outcome of both of these strategic efforts, we may reinitiate our direct sales efforts to smaller business customers.

During the first quarter of 2003, we initiated our “GrapeVine” offering of local services to residential customers and had installed 16,900 and 21,000 access lines related to this service by December 31, 2004 and December 31, 2003, respectively. GrapeVine customers receive our local telephone services bundled with one of our long distance service plans. Effective in October 2004, we terminated efforts to obtain new customers for our Grapevine product because of customer attrition, recent FCC action significantly limiting UNE-P as a provisioning alternative, and the negative implications of these factors for the product’s prospects.

Our long distance services were negatively affected in 2004 by a continued decline in rates and competitive pressures to bundle long distance minutes of use within local service product offerings. Our existing base of business long distance minutes is also subject to increasing competition from both Voice Over Internet Protocol and wireless competitive offerings. The negative impact of these factors on our 2004 long distance revenues was exacerbated by the substantial long distance revenue base we acquired in the BTI merger. We expect that these trends will continue in 2005 to have a negative impact on our long distance revenues, which accounted for approximately $90 million, or 16%, of our total annualized operating revenues as of the fourth quarter of 2004.

We expect that we can continue to expand portions of our integrated communications services business. Although we have experienced success in obtaining increased market share in the markets where we provide our integrated communications services, we generally do not expect that our integrated communications services will command a significant share of the market for communications services in the southeastern United States. We are currently conducting a strategic review of the profitability of all our service offerings and, as a result of this review, may increase our sales efforts in certain areas, while decreasing our sales efforts in others.

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

Wholesale Services. We deliver wholesale communications services to other communications businesses. We refer to these services as our “wholesale services.” Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers, operator and directory assistance services, and limited amounts of switched termination services for other communications companies. Revenues from these services represented approximately 16.5% of our total operating revenues for 2004 and are generated from sales to a limited number of other communications companies.

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

Broadband transport services also include commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force to service the utility-owned portions of the network as we use to service the owned portions of the network. Our commission revenues from these arrangements amounted to approximately $9.2 million for 2002, $7.1 million for 2003 and $5.7 million for 2004. See note 2 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding these commissions.

The average rates we charge to other communication companies for our broadband transport services continued to decline in 2004. The decreases in average rates resulted principally from price reductions for our broadband transport services due to industry overcapacity and from action by other carriers to transfer traffic from our network to unused portions of their network. As a result of general market conditions, including pricing pressures, especially in smaller markets, removal of traffic from our network, and known or forecasted service disconnections, we expect that our broadband transport services will continue to experience less favorable market conditions and a continued decline in annual revenues for 2005.

We provide local interconnection services throughout our primary eight-state market to Internet service providers that enable the customers of the Internet service providers to connect to their providers by dialing a local number. To acquire these services, our customers interconnect to our network either by colocating their communications equipment within one of our facilities or by purchasing our broadband transport services to connect their remote equipment with our equipment. To provide the local dial tone to their customers, our Internet service provider customers generally purchase primary rate interface, or PRI, circuits from us that are the functional equivalent of approximately 23 local telephone lines. In connection with our provision of the local dial tone, we generate revenues from sales of PRIs to the Internet service providers and from reciprocal compensation we receive from BellSouth and other carriers that provide the local services to the customers of the Internet service providers. Of the $13.6 million and $15.0 million in local interconnection revenues we generated in 2004 and 2003, respectively, approximately $2.7 million in 2004 and $3.4 million in 2003 represented reciprocal compensation revenues. The balance of these local interconnection revenues were generated by PRI circuits sold to the Internet service providers. We anticipate that our local interconnection revenues for 2005 will decline from the 2004 level due both to lower PRI circuit and reciprocal compensation revenues, as dial-up Internet service provider services continue to be replaced with broadband applications.

We sell nationwide directory assistance services to other communications providers. These communications providers route directory assistance requests of their own customers to one or both of our operator services centers that are located on our regional fiber optic network. These communications providers typically purchase our broadband transport services to interconnect with our operator services centers. We also provide, on a nationwide basis, enhanced assistance services such as movie listings, stock quotes, weather information, horoscopes and yellow pages. We have experienced continued growth in revenues from our operator and directory assistance services over the last several years. We derive a significant portion of our directory assistance and operator services revenues, although not a significant portion of our total operating revenues, from one customer under an agreement that expires in October 2005. If we do not renew this customer contract or continue providing services at current levels, our directory assistance and operator service revenues could decline in 2005.

We do not expect our other wholesale revenues, which we derive from the sale of limited amounts of switched termination services for other communications companies, to increase significantly or to provide a significant portion of our total operating revenues during 2005. We have continued to rationalize this portion of our business by raising prices, limiting the amount of capital we invest in this business, and removing commission incentives related to sales of these services.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premise equipment. We refer to these services as our “equipment sales and related services.” Revenues from these services represented approximately 3.3% of our total operating revenues for 2004 and are primarily generated from sales to our integrated communications services customers.

No single customer represented over 10% of our total operating revenues for 2004, 2003 or 2002.

Operating Expenses. Our principal operating expenses consist of cost of services, selling, operations and administration expense, and depreciation and amortization. As we expand our revenue base and offer new services, we expect our cost of services to increase. We have been successful reducing our selling, operations and administration expense through our various restructurings, which have had a favorable impact on our operating results. As a result of the revaluation of our property, plant and equipment and intangible assets, in October 2002, our depreciation and amortization expense decreased significantly in 2003. As a result of the write-down of $199.9 million to our property, plant and equipment and a write-down of $4.0 million to our amortizable intangible customer base asset due to impairment in 2004, our depreciation and amortization expense will decrease significantly in 2005.

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

The provision of local services over our network generally reduces the amounts we would otherwise be required to pay to other telephone companies to use their networks and facilities in order to provide local services. As a result, our cost of providing local services as a percentage of our operating revenues decreased from 1997 through 2001 as we increased the percentage of local services we provided over our network. However, during 2002, as some of our Internet service provider customers canceled our provision of local interconnection services, the percentage of access lines that we provide over our network decreased and our cost of providing local services as a percentage of our operating revenues increased slightly. This trend continued in 2003 as a result of increased off-network sales to small business and residential customers, but was reversed slightly during 2004. At December 31, 2004, approximately 62% of the end-user and local interconnection access lines we had in service were provided over our own network and facilities, compared to approximately 60% at December 31, 2003 and 69% at December 31, 2002. During 2005, we intend to focus our sales efforts on services that are provisioned on our own network and facilities, and accordingly expect that our cost of providing local services as a percentage of our operating revenues will decrease from the 2004 level.

We are pursuing a number of initiatives in 2005 targeted at reducing our overall cost of services. We continue to assess the implications for our existing and future cost of services of recent FCC action that significantly limits UNE-P as a provisioning alternative. We currently estimate that our cost of services will increase by over $200,000 per month for the first year after the implementation date of the FCC’s Triennial Review Remand Order. Our estimate reflects the approximately 135,000 UNE-P business lines in our existing base of lines as of February 28, 2005 and the expected impact of a 15% cost increase on loops and transport that we have determined are no longer impaired under the TRRO. Because of uncertainties relating to our future customer base, we are unable to estimate with certainty the impact of the TRRO on our cost of services after March 2006. We believe, however, that, as of March 2006, our cost per UNE-P line could be $7 to $10 higher than our current cost for every UNE-P line that remains in our customer base.

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

Selling, Operations and Administration Expense. Selling, operations and administration expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration. Some components of our selling, operations and administration expense increased in 2003, including expenses related to our acquisition of BTI, the initiation of our GrapeVine services offering, increased resources to support the growth of our operator services and directory assistance businesses, and increased infrastructure for our internal audit and compliance functions. Our overall selling, operations and administration expense, however, decreased in 2003 as a percentage of revenues compared to 2002, as a result of our 2001 and 2002 restructuring efforts, and further in 2004, as we sought to mitigate continued pressure on our gross margins through targeted reductions in selling, operations and administrative expense. As a result of past efforts, we do not expect that we will be able to achieve future reductions in our overall selling, operations and administration expense at the level of the reductions we achieved in 2004.

Depreciation and Amortization. In September 2001, we wrote off all of the goodwill we recorded as a result of acquisitions we completed in 1999 and 2000. As part of our reorganization and the adoption of fresh start reporting, we reduced the value of our property, plant and equipment and intangible assets by approximately $228.2 million. As a result, we incurred a significant decrease in our depreciation and amortization expense in 2003 compared to 2002. Our depreciation and amortization expense increased $23.7 million to $87.1 million in 2004 from $63.4 million primarily as a result of the BTI acquisition. In December 2004, we recognized an impairment loss of $199.9 million to our property, plant and equipment and an impairment loss of $4.0 million to our amortizable intangible customer base asset. The asset impairment had no impact on our 2004 depreciation and amortization expense and is expected to reduce depreciation and amortization in 2005 approximately $27.0 million on an annual basis. For more information about the effects of the foregoing actions on our depreciation and amortization expense, see notes 4, 5, 6, 11 and 15 to our audited consolidated financial statements included elsewhere in this report.

EBITDA Presentation. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States (“GAAP”). We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating supplemental information to investors regarding our operating performance and facilitates comparisons by investors between the operating performance of our company and the operating performance of our competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect the effect of earnings or charges resulting from matters our management considers not to be indicative of our ongoing operations; and

•	not all of the companies in our industry may calculate EBITDA in the same manner in which our company calculates EBITDA, which limits its usefulness as a comparative measure.

Our management compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with generally accepted accounting principles, as a measure of operating performance, nor should it be considered as an alternative to cash flows as a measure of liquidity.

Historical Information About Our Business

The following table presents historical information about our operating revenues, and the telephone access lines we installed for and sold to our customers who purchase our integrated communications services and our wholesale services.

	Year Ended December 31,
	2002	2003	2004
	(dollars in thousands)
Integrated communications services revenues	$242,239	$320,675	$467,629

Equipment sales and related services revenues	36,041	41,023	19,549

Wholesale services revenues:
Broadband transport	78,172	66,958	63,472
Local interconnection	39,617	14,955	13,572
Directory assistance and operator services	6,389	9,141	9,557
Other	16,008	8,814	9,848

Total wholesale services revenues	140,186	99,868	96,449

Total operating revenues	$418,466	$461,566	$583,627

Access line information(1):
Integrated communications services lines installed	169,980	368,863	382,718
Wholesale services lines installed(2)	50,531	68,770	61,801

Total lines installed	220,511	437,633	444,519

(1)	Reported net of lines disconnected or canceled. Excludes lines installed in connection with sales of our GrapeVine offering.
(2)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.

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

2004 Compared to 2003

Operating Revenues. Total operating revenues increased $122 million, or 26.4%, from $461.6 million for 2003 to $583.6 million for 2004.

Operating revenues from our integrated communications services for 2004 increased $146.9 million, or 45.8%, to $467.6 million from $320.7 million for 2003. The revenue increase was primarily attributable to the effects of our acquisition of BTI, whose operating results were included in our 2004 results for the full year, but in our 2003 results only for the fourth quarter. The overall revenue increase from our integrated communications services reflected increases in the following components of this business:

•	an increase of $108.1 million in revenues generated by our local services;

•	an increase of $23.6 million in revenues generated by our long distance services; and

•	an increase of $15.2 million in our enhanced data revenues, which included an increase of $4.3 million in our colocation revenues associated with our Web hosting center in Suwannee, Georgia.

Our local services revenues accounted for a larger portion of our overall revenues from integrated communications services, as we expanded our sales of bundled servicing offerings in 2004. When we sell a bundled product that includes long distance minutes and data services together with local services, we attribute all of the revenues from this product to local services. We expect to continue experiencing downward pricing pressure on our local services revenues, particularly as we seek to renew contracts with existing customers who entered into those contracts in the preceding two or three years.

Although we experienced an overall increase in long distance revenues as a result of the inclusion of BTI’s operating results, both total minutes of use (including minutes of use that we included in local service “bundled minutes”) and billable minutes of use (excluding bundled minutes) continued to decline in 2004. Customer attrition and increasing competition from wireless communications products contributed to the decline. We expect that these negative trends will persist into 2005.

Operating revenues from our wholesale services for 2004 decreased $3.5 million, or 3.5%, to $96.4 million from $99.9 million for 2003. The decrease was primarily attributable to a decline in broadband transport services revenues resulting from customer cancellations, downward pricing pressure and the limited capital investment we have allocated to support these services. The wholesale revenues generated by our local interconnection services in 2004 decreased $1.4 million, or 9.3%, to $13.6 million from $15 million. The decrease in this component of our wholesale revenues was primarily attributable to a decline in installed local interconnection lines to 61,801 at December 31, 2004 from 68,770 at December 31, 2003. We experienced modest growth in our wholesale operator and director assistance revenues in 2004.

Operating revenues from equipment sales and related services for 2004 decreased $21.5 million, or 52.4%, to $19.5 million from $41.0 million for 2003. The decrease was attributable to the discontinuation of our integrated technology solutions business effective October 2003, through which we resold computer servers, routers and other related equipment and provided professional services related to the installation and maintenance of that equipment. This business had revenues of approximately $22.7 million in 2003.

Our actual total operating revenues of $583.6 million for 2004 were $51.4 million less than our pro forma total operating revenues of $635.0 million for 2003. In addition to the factors discussed above, increased customer attrition and the renewal of customer contracts at competitive rates limited our actual revenue performance. Compared to our 2003 pro forma revenues, we derived $6.3 million less from our integrated communications services, $23.6 million less from our wholesale services and $21.5 million less from equipment sales and related services. The factors discussed above affecting each of these operations negatively affected our gross margins as well as our revenues, and offset a substantial portion of the cost savings we have achieved in integrating BTI’s operations since October 2003.

Cost of Services. Total cost of services of $290.9 million, or 49.8% of total operating revenues, for 2004 represented an increase of $60.1 million over total cost of services of $230.8 million, or 50.0% of total operating revenues, for 2003. This increase was primarily attributable to our inclusion of BTI’s operating results for a full fiscal year. The increase in cost of services due to the BTI acquisition was partially offset by our realization through December 31, 2004 of $7.6 million in line cost savings related to the integration of BTI. The line cost savings we achieved since the closing of the BTI acquisition represented a $10.6 million annualized reduction in our annualized line costs as of December 31, 2004. We continued to experience growth in our facilities-based T-1 products, the majority of which have been purchased and provisioned under our interconnection agreements. Costs associated with both our single line resale and UNE-L products declined from 2003, as customer attrition continued to decrease our installed base of these products. Because new customer additions effectively offset customer attrition, our installed base of UNE-P lines remained relatively consistent during 2004. The increase in our cost of services also was limited by declines in our variable cost of services associated with our long distance products, which continue to experience a decrease in total minutes of use, and declines in our cost of services related to the discontinuation of our integrated technology solutions business effective in October 2003.

Our actual cost of services of $290.9 million for 2004 was $37.0 million lower than our pro forma consolidated cost of services of $327.9 millions for 2003. This difference was primarily attributable to the $51.4 million revenue shortfall described above and to $7.6 million of cost savings associated with our integration of BTI. Our actual gross margin for 2004 was 50.2% compared to 48.4% as reflected in the 2003 pro forma cost of services. The improvement in our gross margin was primarily attributable to line cost savings related to the integration of BTI and the discontinuation of our integrated technology solutions business effective in October 2003.

Selling, Operations and Administration Expense. Total selling, operations and administration expense increased $47.9 million from $174.0 million, or 37.7% of total operating revenues, for 2003 to $221.9 million, or 38% of total operating revenues, for 2004. The increase was primarily attributable to our inclusion of BTI’s operating results for a full fiscal year. The effects of the acquisition were offset in part by cost savings resulting from reductions in compensation, employee benefits and facilities costs associated with our integration of BTI. We realized $24.0 million of such cost savings through December 31, 2004. As of the same date, our annualized savings in selling, operations and administration expense attributable to the integration of BTI totaled $31.5 million. During December 2004, we initiated an additional reduction in personnel to better align our costs structure with our existing revenue performance. We estimate that this reduction, which will result in a decrease of approximately 260 employees in our employee headcount, will generate annualized cost savings of approximately $16.0 million when fully implemented by March 31, 2005. We recorded a restructuring charge of $1.6 million during the fourth quarter of 2004 in connection with this reduction in force. As we review our revenue and cost performance measures in 2005, we plan to consider possible increased investment to expand our sales force in targeted markets. Any such expansion would offset in part the reduction in force implemented as part of the December 2004 restructuring.

Depreciation and Amortization. Total depreciation and amortization expense of $87.1 million for 2004 represented an increase of $23.7 million from total depreciation and amortization expense of $63.4 million for 2003. The increase resulted primarily from the depreciation of acquired BTI assets.

Asset Impairment Loss. We incurred asset impairment losses totaling $203.9 during 2004. The charges for 2004 were primarily attributable to our write-down of impaired property, plant and equipment assets and amortizable intangible customer base assets, as described under “Overview.”

Interest Expense. Total interest expense of $21.3 million for 2004 increased by $5.4 million from total interest expense of $15.9 million for 2003. The increase was primarily attributable to higher average balances of outstanding borrowings since October 6, 2003 resulting from our assumption on that date of $111.3 million of additional indebtedness in connection with our acquisition of BTI.

Interest Income. Total interest income from the temporary investment of available cash balances increased $86,000 from $344,000 for 2003 to $430,000 for 2004.

EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following table presents EBITDA amounts for the years ended December 31, 2003 and 2004. The table also sets forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles.

	Year Ended December 31,
	2003	2004
	(in thousands)
Net loss	$(24,339)	$(247,228)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	63,393	87,108
Interest expense, net of interest income	15,573	20,879

EBITDA	$54,627	$(139,241)

Our negative EBITDA in 2004 was attributable to our asset impairment loss, which consisted of a write-down of impaired property and equipment of $199.9 million and a write-down of $4.0 million to our amortizable intangible customer base asset. In addition, $4.8 million of the decrease in EBITDA from 2004 was due to a $1.5 million charge related to a private offering of senior notes that was withdrawn and to $3.3 million of merger-related expenses we incurred in connection with the termination of our proposed mergers with FDN and NTC in 2004. The positive effect on our 2004 EBITDA of the $62 million increase in our gross margin was partially offset by the $47.9 million increase in our selling, operations and administration expense.

2003 Compared to 2002

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

The foregoing increases in equipment sales and related services were primarily attributable to non-recurring revenues, some of which we have begun to de-emphasize due to low gross margins. One of these businesses was our integrated technology solutions business, through which we resold computer servers, routers and other related equipment and provided professional services related to the installation and maintenance of that equipment. This business generated net losses in 2002 and 2003, a gross margin of approximately $2.1 million on revenues of approximately $19.3 million in 2002 and a gross margin of approximately $2.5 million on revenues of approximately $22.7 million in 2003. Due to these operating losses and low gross margins as a percentage of revenues, and to focus on our core businesses, we discontinued this business effective October 2003. The 26 employees associated with this business, and certain agreements relating to our provision of integrated technology solutions products or services, have been transferred to another company for nominal consideration. As a result of this transaction, we did not incur any severance or employee-related expenses in connection with the discontinuation of this business.

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

The following table sets forth EBITDA for 2003, excluding the results of BTI since the acquisition date. The table also sets forth the quantitative reconciliation of the differences between such EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles.

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

We recognize some revenues net as an agent versus gross as principal. We applied the guidance provided in Emerging Issues Task Force 99-19 to classify and record such amounts. We recorded revenues net as an agent of $11.1 million during 2002, $7.1 million during 2003 and $5.7 million during 2004. See note 2 to our audited consolidated financial statements included elsewhere in this report for additional information regarding revenues we recognize net as an agent.

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

	December 31,
	2002	2003	2004
Total reserves	$7,344,000	$7,070,000	$9,331,000

In addition to the reserves detailed above we maintain customer receivable reserves related to exposure for customer credits. These reserves are originally established as reductions to revenues and are accounted for in “Other Accrued Liabilities” in the accompanying balance sheet. These reserves totaled $806,000, $1.4 million and $1.1 million as of December 31, 2002, 2003 and 2004, respectively. These reserves are also considered in our analysis of our required provision for bad debts.

In accordance with generally accepted accounting principles, we have accounted for our acquisition of BTI under the purchase method of accounting. The purchase method of accounting has required us to record the accounts receivable of BTI net of the allowance for doubtful accounts that BTI had recorded for its accounts receivable. As of September 30, 2003, BTI’s gross accounts receivable were $27.2 million and its allowance for doubtful accounts were $2.6 million, which represented net accounts receivable of $24.6 million. If reflected separately, our total reserves as of December 31, 2003 would have been $9.7 million. During 2004, we wrote off pre-acquisition receivables against all of the pre-acquisition reserves and, accordingly, there is no longer a difference in the reported receivables as of December 31, 2004.

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

Cost of Services. Cost of services includes direct expenses associated with the providing of services to our customers. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunication providers that provide us access connections to our customers, certain components of our network facilities, and between our various facilities. In addition, we utilize other carriers to provide services for us where we do not have facilities. We utilize a number of different carriers to terminate our long distance calls outside the southern United States. These expenses are expensed as incurred. Some of these expenses are billed in advance, while others are billed in arrears. Accordingly, we are required to accrue for expected expenses whether these expenses have been billed or not. We utilize internal management information to support these required accruals. The invoices that are received from other telecommunication providers are often subject to significant billing disputes. We typically accrue for all invoiced amounts unless there is contractual, tariff or operational data that clearly indicate support for the billing dispute. These disputes can require a significant amount of time to resolve in light of the complexities and regulatory issues affecting our vendor relationships.

We maintain reserves for any anticipated exposure associated with these billing disputes. We believe our reserves, which we review on a monthly basis, are adequate. These reserves, however, are subject to changes in estimates and management judgment as new information becomes available. Billing disputes may be resolved or require adjustment in future periods with respect to costs invoiced, accrued or paid in prior periods.

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill when events or changes in circumstances indicate that we may not be able to recover the carrying value of the identifiable intangibles, long-lived assets or related goodwill. We make our assessments in accordance SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Factors we consider important and that could trigger an impairment review include the following:

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

When we determine that we may not be able to recover the carrying value of intangibles, long-lived assets or goodwill based upon the existence of one or more of the foregoing indicia of impairment, we measure impairment based on an estimate of fair value. We may base these estimates on the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model, or on other methods. Net intangible assets, long-lived assets and goodwill amounted to $454.0 million as of December 31, 2002, $603.8 million as of December 31, 2003 and $362.9 million as of December 31, 2004.

We wrote down some of our long-lived assets and goodwill because we determined impairment existed during 2002. We recognized losses in connection with the write-downs of $223,000 during 2002. As part of our adoption of fresh start reporting on October 30, 2002, we revalued substantially all property, plant and equipment to its estimated fair value, which became our new cost basis. In accordance with fresh start accounting principles, we recorded a reorganization charge of $228.2 million to adjust the historical carrying value of our assets and liabilities to fair market value. Of this charge, we wrote down our property, plant and equipment by $198.8 million. In 2004, we recognized an impairment loss of $199.9 million to our property, plant and equipment and an impairment loss of $4.0 million to our amortizable intangible customer base asset. See notes 4, 11 and 15 to our audited consolidated financial statements included elsewhere in this report for additional information regarding these write-downs. We cannot assure you that we will not make other write-downs in subsequent periods.

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

Liquidity and Capital Resources

Background. Our liquidity needs and capital resources have evolved since we initiated a restructuring in 2001, which culminated in the consummation of our plan of reorganization under Chapter 11 of the United States bankruptcy code in October 2002. Until 2002, although we generally experienced positive cash flow from operations, we required significant infusions of funds from capital market transactions and credit facility borrowings to finance a substantial portion of our investing and financing activities. To achieve our business plan, we obtained significant external financing for capital expenditures and working capital requirements, including the repayment of our publicly traded notes and other indebtedness and the funding of operating losses. During 2002, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. In large part to address our liquidity constraints in 2002, we significantly reduced our capital expenditures and implemented other cost-cutting measures.

We filed for reorganization under Chapter 11 of the United States bankruptcy code in June 2002 because we believed our existing sources of liquidity were insufficient to support the growth of our business and to satisfy our debt service requirements. Our plan of reorganization resulted in the elimination of $515 million principal amount of our indebtedness through the cancellation of all of our outstanding publicly traded senior notes and convertible subordinated notes and the issuance of common stock in our reorganized company to the former holders of those notes. Our liquidity position was further strengthened by our receipt of $30 million of gross proceeds from the sale of our Series A preferred stock in connection with the plan of reorganization. The significant decrease in our interest expense resulting from our indebtedness reduction, together with our strategic and operational reorganization, enabled us to achieve positive operating free cash flow over the last quarter of 2002 and the first nine months of 2003. Operating free cash flow represents net cash provided by operating activities less capital expenditures.

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

Recent Developments. In the third quarter of 2004, we were required to increase our utilization of cash on hand in part to compensate for a reduction in cash provided by operating activities. In November 2004, we exercised our right under the BTI merger agreement to require some of the Welsh Carson securityholders to purchase 150,000 additional shares of our Series B preferred stock for an aggregate purchase price of $15 million. It was a condition to the obligation of the Welsh Carson securityholders to purchase these shares that we have unrestricted cash of less than $20 million. We were permitted to use the proceeds of the sale for general operating purposes and, subject to specified limitations, capital expenditures. We completed this sale on November 12, 2004 and applied the sale proceeds to permitted expenditures.

Contrary to our expectations, the proceeds we received from our sale of the Series B preferred stock, together with cash on hand and cash flows we expect from operations, were not sufficient to stabilize our liquidity position. Principally as a result of adverse operating trends affecting our businesses, which we have described in our operating review, our revenues and EBITDA for the second half of 2004 were significantly lower than we had anticipated. Beginning late in the fourth quarter of 2004, we took actions to limit our capital expenditures, reduce the size of our work force, and implement other measures to manage our cash resources.

In approving our definitive merger agreement with FDN in September 2004, our board of directors considered that FDN’s existing cash resources and ability to generate operating cash flows, together with FDN’s material lack of indebtedness, would have enhanced our liquidity and our ability to refinance our credit facility indebtedness on more favorable terms. We were unable to obtain these liquidity benefits as the result of our termination of the FDN merger agreement in December 2004.

During the first quarter of 2005, we were in default under an affirmative operating covenant of our credit agreements that requires us to pay in a timely manner taxes and other governmental assessments and under a related negative operating covenants that restrict us from incurring specified types of liens on our assets. These defaults and related cross-defaults under our principal capital leases resulted from actions we took, as part of our strategy to manage our cash resources, to defer payment of some of our state and local property taxes.

We determined, based on our expected operating performance for 2005 and our current and projected liquidity position, that we would be able to meet our short-term debt service requirements and other cash needs only if we obtained financing to supplement our operating cash flows and restructured the indebtedness under our credit agreements and principal capital leases.

On March 29, 2005, we completed a restructuring of our existing $259.7 million of secured indebtedness and obtained a new $20 million subordinated secured term loan. In the restructuring, we amended our senior and junior credit agreements, replaced all $22.0 million of obligations outstanding under our principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan agreement for the $20 million of new borrowings. We drew down the full amount of the subordinated secured loan on the restructuring date. Our existing lenders required the new loan as a condition of the restructuring.

Under the terms of our secured indebtedness following the restructuring:

•	total principal payments of $40.9 million previously due before June 30, 2006, the maturity date of our senior credit facility, have been deferred until June 30, 2006;

•	the first scheduled principal payment under our $55.7 million junior credit facility has been deferred from September 30, 2006 to September 30, 2007, and the maturity date of this facility has been extended by one year from June 30, 2008 to June 30, 2009;

•	the new $20 million subordinated secured loan will mature after the senior and junior credit facilities are repaid in full and will bear payment-in-kind (“PIK”) interest of 12% per annum or, at our option after repayment of these facilities, in cash;

•	up to $30 million of asset sale proceeds may be retained by us for general corporate purposes rather than required to prepay credit facility borrowings;

•	interest rates payable on the outstanding senior and junior credit facilities will generally be increased by 2.5% annually; and

•	financial covenants in both our senior and junior credit facilities have been adjusted to provide us with significantly more operational flexibility.

We will apply a portion of the proceeds of our $20 million loan to pay the past-due state and local property taxes discussed above. Our restructured senior credit agreement requires us to make these payments by April 28, 2005. Our lenders waived, through and as of the restructuring date, the defaults relating to our earlier failure to make these payments.

The $20 million subordinated secured loan was made to us by some of the Welsh Carson securityholders. In connection with this loan, we issued such lenders ten-year warrants to purchase 20 million shares of our common stock. The warrant exercise price of $0.60 per share is equal to the volume-weighted average trading price of our common stock as quoted on the Nasdaq National Market for the ten consecutive trading days before the restructuring date. The warrants will first be exercisable on the 21st calendar day following our distribution of an information statement to our stockholders under SEC rules.

Sources and Uses of Cash. During 2004, we funded our operating and capital requirements and other cash needs principally through cash from operations, cash on hand and the proceeds from the sale of our Series B preferred stock in November 2004. Cash provided by (used in) operating activities was $28.7 million in 2004, $39.8 million in 2003 and $19.8 million in 2002. The 2002 amount included the effects of approximately $13.2 million of payments for items related to our reorganization. Cash flow from operations for 2004 included cash payments of $2.2 million for FDN and NT merger related expenses and, expenses of $1.5 million related to our withdrawn offering of senior notes and expenses of $253,000 related to the reduction in force we initiated in December 2004. Changes in working capital were $(17.3) million in 2004, $(946,000) in 2003 and $9.6 million in 2002:

•	The change in working capital in 2004 was primarily attributable to a significant reduction in our accounts payable, which was partially offset by increases in our accrued liabilities. The decrease in accounts payable resulted principally from our settlement of line cost disputes with incumbent carriers and additional payments of trade payables. Early in 2004, we initiated an effort to resolve with our vendors a significant amount of aged disputed accounts payable.

•	The change in working capital in 2003 was primarily attributable to a decrease in accrued liabilities, accrued compensation and inventory, the effect of which was partially offset by an increase in prepaid expenses and accounts payable.

•	The change in working capital in 2002 was primarily attributable to a decrease in accounts receivable and other current assets and an increase in accrued interest, the effects of which were partially offset by a decrease in accounts payable and unearned revenue. The decrease in unearned revenue resulted primarily from a decrease in reciprocal compensation attributable to BellSouth from $17.6 million for 2002 to $10.3 million for 2003.

Cash used for investing activities was $60.9 million in 2004, $51.9 million in 2003 and $34.7 million in 2002. The cash used in these periods was primarily applied to fund capital expenditures. Of cash used for investing activities, we applied $10.8 million in 2004 and $4.9 million in 2003 to fund costs related to our acquisition of BTI.

We made capital expenditures of $49.5 million in 2004, $45.2 million in 2003 and $34.7 million in 2002.

•	Of the $49.5 million of capital expenditures in 2004, $30.5 million related to our integrated communications services business and $12.4 million to the integration of BTI’s operations. During 2004, in accordance with our strategy to minimize the capital we allocate to our wholesale services business, we applied $6.6 million of capital expenditures to this business.

•	Of the $45.2 million of capital expenditures in 2003, $29.4 million related to our integrated communications, equipment sales and related services businesses and $15.8 million related to our wholesale services business. Approximately $11.6 million of the wholesale services capital expenditures were related to the payment we made to Southern Telecom, Inc. in November 2003 to settle legal proceedings related to a portion of our rights-of-way.

•	Of the $34.7 million of capital expenditures in 2002, $30.3 million related to our integrated communications, equipment sales and related services businesses and $4.4 million related to our wholesale services business.

Cash provided (used) by financing activities was $(1.5) million in 2004, $31.6 million in 2003 and $4.4 million in 2002.

•	Cash provided by financing activities in 2004 consisted primarily of $15 million of proceeds from the sale of our Series B preferred stock, which was reduced by $16.6 million in repayments of long-term debt, capital lease obligations and other indebtedness.

•	Cash provided by financing activities in 2003 consisted primarily of proceeds of $27.5 million, net of issuance costs and the repayment of $7.5 million of notes payable, from the October 2003 issuance of our Series B preferred stock, which was reduced by repayments of long-term debt, capital lease obligations and other indebtedness and by the reclassification to unrestricted cash of $18.5 million of restricted cash in connection with the settlement in November 2003 of our legal proceeding involving Southern Telecom.

•	Cash provided by financing activities in 2002 consisted primarily of proceeds of $29.6 million, net of issuance costs, from the October 2002 issuance of our Series A preferred stock, including the related common stock and common stock warrants, which was reduced by cash restricted for a contingency of $18.5 million related to our subsequently-settled legal proceeding involving Southern Telecom and repayments of other long-term debt and capital lease obligations of $6.6 million.

Indebtedness. As of December 31, 2004, we had approximately $293.4 million of total long-term indebtedness, including current portion, and capital leases, which had an overall weighted average interest rate of 6.55%, excluding deferred financing costs and costs of interest rate swaps.

Senior Secured Credit Facility. On October 29, 2002, we entered into a $156 million amended and restated senior secured credit facility with financial institutions in connection with our plan of reorganization. Under the senior credit agreement, before the 2005 restructuring, interest per annum was payable on all outstanding borrowings, at our option, at a base rate plus a base rate margin, which is 1% less than the eurodollar rate margin, or at a eurodollar rate (“LIBOR”) plus an applicable eurodollar rate margin, which was initially fixed at 4%. The eurodollar rate margin is adjusted quarterly and varies with our “senior debt ratio,” which is described below. At December 31, 2004, the annual interest rate payable on outstanding borrowings was 5.87%. Before the 2005 restructuring, the facility provided for quarterly amortization of principal through the facility termination date of June 30, 2006. We are required to prepay outstanding principal balances from excess cash flows, as defined in the senior credit agreement, and from the proceeds of specified types of transactions.

On October 6, 2003, in connection with our acquisition of BTI, we and the existing lenders amended and restated the senior credit agreement to add BTI as a guarantor and the BTI lenders as lenders under the agreement. Outstanding BTI indebtedness of $30 million was assumed under this credit agreement, resulting in an increase in the principal amount outstanding under the credit agreement to approximately $184.4 million from approximately $154.4 million prior to the acquisition. The June 30, 2006 maturity date and amortization schedule of the prior senior credit agreement remained unchanged, except that the amount of each scheduled principal payment was increased based upon the additional principal amount outstanding. Before the 2005 restructuring, under the amended and restated credit agreement, payments, excluding interest, on the outstanding principal amount of $182.0 million as of December 31, 2004 were $400,000 quarterly through June 2005, $5.0 million in September 2005, December 2005 and March 2006 and $136.6 million on June 30, 2006. In connection with the amendment of the facility, we were granted the right, subject to specified conditions, to refinance all of the amounts outstanding under the senior credit agreement, including by means of receivables financings.

The amended senior credit agreement required us to maintain $18.5 million in a restricted account for payment of a contingency related to our legal proceeding involving Southern Telecom. The legal proceeding was settled in November 2003, with payment made from the restricted account.

In the restructuring we completed on March 29, 2005, the senior credit agreement was amended to increase the principal amount outstanding thereunder by $22.0 million to $204.0 million. The additional principal amount represents the conversion into loans of the $22.0 million of obligations we owed under our principal capital lease facilities at the restructuring date. The new agreement contains modified principal and interest payment terms applicable to facility indebtedness held by the lenders who elected the restructuring terms (the “electing lender loans”). At March 30, 2005, electing lender loans amounted to $167.4 million of total facility indebtedness of $204.0 million. We are not obligated to make any principal payments, other than specified prepayments, on the electing lender loans until the facility maturity date of June 30, 2006. Interest will accrue on the electing lender loans at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. Except for the 2.5% rate increase, the interest computation was not modified. The principal and interest payment terms were not modified with respect to the indebtedness held by the credit facility lenders who did not elect the restructuring terms (the “non-electing lender loans”). Because lenders under the facility have until March 31, 2005 to elect the restructuring terms, we have assumed for purposes of this report that all loans held by lenders who did not elect by March 30, 2005 are non-electing lender loans. On this basis, at March 30, 2005, non-electing lender loans amounted to a maximum of $36.6 million of total facility indebtedness of $204.0 million. Based on the amount of the non-electing lender loans, prior to the facility maturity date, we will be obligated to make quarterly principal payments of up to a maximum of $96,000 on March 31, 2005, $96,000 in June 2005, $1.2 million in September 2005, $1.2 million in December 2005 and $1.2 million in March 2006. We will fund these principal payments by drawing on a term loan facility extended to us by General Electric Capital Corporation. The borrowings under this facility will be treated as electing lender loans for purposes of the agreement. Amounts drawn under this facility will be offset by the principal payments we make on the non-electing lender loans.

The obligations under the senior credit agreement are secured by first priority liens on, and security interests in, substantially all of the assets of Interstate FiberNet, Inc. (“IFN”), which is our wholly-owned subsidiary and the borrower under the credit agreement, and of ITC^DeltaCom and all of our other subsidiaries. The senior credit agreement contains operating covenants that restrict our ability to engage in specified activities. These covenants include limitations on, among other things, our ability to incur secured and unsecured indebtedness, pay dividends, sell assets, make investments, and engage in mergers and consolidations. In addition, as described below, the senior credit agreement requires us to meet specified financial tests and maintain specified financial ratios. The financial covenants and some of the operating covenants were amended in connection with our restructuring.

Junior Secured Credit Facility. On October 6, 2003, IFN, ITC^DeltaCom and our other subsidiaries after the acquisition of BTI, including BTI, entered into a junior credit agreement with the lenders under BTI’s former senior credit facility. Approximately $55.7 million in principal amount of indebtedness under BTI’s former senior credit facility was assumed under this new agreement and was outstanding under the junior credit agreement at December 31, 2004.

The indebtedness under the junior credit agreement is subordinate to the indebtedness under the senior credit agreement in right of payment and priority of security. No principal payments may be made under the junior credit agreement until all amounts outstanding under the senior credit agreement are paid in full. Before the 2005 restructuring, following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement were payable in quarterly amounts of $3,979,644 from the third quarter of 2006 through the first quarter of 2007, in the amount of $13,979,644 for the second quarter of 2007, in quarterly amounts of $646,331 from the third quarter of 2007 through the first quarter of 2008, and in a final payment of $27,857,725 on the maturity date of June 30, 2008. Before the 2005 restructuring, borrowings outstanding under the junior credit agreement generally bore interest at an annual rate which was .25% higher than the annual interest rate under the senior credit agreement.

In the 2005 restructuring, the junior credit agreement was amended to extend the maturity date by one year from June 30, 2008 to June 30, 2009 and to defer the commencement of scheduled amortization payments for four fiscal quarters. Following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement will be payable in quarterly amounts of $3,979,644 from the third quarter of 2007 through the first quarter of 2008, in the amount of $13,979,644 for the second quarter of 2008, in quarterly amounts of $646,331 from the third quarter of 2008 through the first quarter of 2009 and in a final payment of $27,857,725 on the maturity date. Interest will accrue on outstanding borrowings at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. Except for the 2.5% rate increase, the interest computation was not modified.

The obligations under the junior credit agreement are secured by second priority liens on, and security interests in, substantially all of the assets of IFN, ITC^DeltaCom and all of our other subsidiaries. Under an intercreditor agreement with the lenders under the senior credit agreement, the lenders under the junior credit agreement are subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the loan parties or an insolvency of the loan parties until all obligations under the senior credit agreement have been paid in full. Following payment in full of the senior credit agreement, the obligations under the junior credit agreement will be secured by first priority liens on, and security interests in, the assets that previously had secured obligations under the senior credit agreement.

The junior credit agreement contains substantially the same operating covenants as the senior credit agreement, although some of these covenants are less restrictive than the comparable covenants in the senior credit agreement.

Subordinated Secured Loan Facility. On March 29, 2005, as part of our restructuring, IFN, ITC^DeltaCom and our other subsidiaries entered into a subordinated secured loan agreement with some of the Welsh Carson securityholders. On the restructuring date, we drew down the full $20 million of borrowings available under this facility.

The indebtedness under the subordinated loan agreement is subordinate to the indebtedness under the senior and junior credit agreements in right of payment and priority of security. No principal payments may be made under the subordinated loan agreement until all amounts outstanding under the senior and credit agreements are paid in full. The outstanding principal amount under the subordinated loan agreement is payable in a single payment on the maturity date, which will be the later to occur of December 31, 2008 or 180 days after the maturity of the junior credit facility. Interest is payable on our $20 million of outstanding borrowings at an annual rate of 12% in payment-in-kind (“PIK”) interest by an increase in the principal loan amount until repayment of the senior and junior credit facilities and, at our option, in PIK or cash thereafter.

The obligations under the subordinated loan agreement are secured by third priority liens on, and security interests in, substantially all of the assets of IFN, ITC^DeltaCom and all of our other subsidiaries. Under an intercreditor agreement with the lenders under the senior and junior credit agreements, the lender under the subordinated loan agreement is subject to standstill provisions restricting its ability to enforce its remedies upon an event of default by the loan parties or an insolvency of the loan parties until all obligations under the senior and junior credit agreements have been paid in full.

The subordinated loan agreement contains some of the same operating covenants as the senior and junior credit agreements, but does not contain any financial covenants.

Capital Leases. We have entered into various capital leases for facilities and equipment used in our operations. At December 31, 2004, our outstanding obligations under capital leases totaled $25.3 million. On the October 29, 2002 effective date of our plan of reorganization, we entered into an amendment to our principal capital lease facilities to defer until September 2005 through June 2006 approximately $9.9 million in principal payments that would otherwise have become due and payable during 2003. The amendment provided that we generally would pay interest only on the existing balance of these capital leases during 2003 and resume principal and interest payments in 2004.

As part of the 2005 restructuring, we converted into loans under our senior credit agreement the $22.0 million of obligations outstanding under our principal capital lease facilities at the restructuring date. The payment and other terms of the new loans are substantially the same as those applicable to the electing lender loans under the senior credit agreement.

Other Indebtedness. In connection with our acquisition of BTI, we assumed $18.5 million principal amount of unsecured senior notes (the “BTI senior notes”) that accrue interest, payable semi-annually, at an annual rate of 10.5%. These notes were originally issued by BTI in September 1997. In 2001, the BTI senior notes were amended to remove substantially all financial and administrative covenants. The BTI senior notes are due in full in 2007.

In connection with our acquisition of BTI, we assumed an unsecured vendor note in an original principal amount of $7.1 million. This note accrues interest, payable monthly, at an annual rate of 8.75%. Before the 2005 restructuring, the note was payable on demand on or after April 30, 2006. As part of the 2005 restructuring, we agreed to use our commercially reasonable efforts to extend the maturity date of this note to October 31, 2006 or a later date.

Other Long-Term Liabilities. In June 2003, we entered into a purchase and license agreement with Nortel Networks, Inc., effective as of January 1, 2003. In accordance with this agreement, we agreed to apply accumulated vendor credits to reduce to $12 million the payment obligations that had remained under the “pay as you grow” provisions of the 2000 purchase agreement. We are obligated under the agreement to make quarterly payments of $1 million from the first quarter of 2003 through the fourth quarter of 2005. The outstanding balance of this obligation was $4.7 million at December 31, 2004, with an imputed annual interest rate of 8%.

Compliance With Prior Financial Covenants. Before the 2005 restructuring, we were subject under the senior credit agreement to a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant and a minimum unrestricted cash covenant. The junior credit agreement contained the same financial covenants as the senior credit agreement, except that the financial covenants in the junior credit agreement, other than the minimum unrestricted cash covenant, only reflected the covenant levels applicable on the BTI acquisition date of October 6, 2003 and were not subject to adjustment in future periods.

Before the restructuring we completed on March 29, 2005, under our senior debt ratio covenant, the ratio of our “senior debt” as of the last day of any fiscal quarter to our “EBITDA” over the last twelve months (“LTM”) could not exceed 4:1. At December 31, 2004, which was the most recent compliance measurement date, our senior debt ratio of 2.788 was in compliance with this covenant. “Senior debt” was generally defined in our senior credit agreement to mean all of our indebtedness that is secured by a first priority lien on our assets. At December 31, 2004, our senior debt totaled $207.3 million. “EBITDA” for purposes of our senior credit agreement, which we refer to herein as “Adjusted EBITDA,” meant our consolidated earnings before interest, taxes, depreciation and amortization, as adjusted for other items specified in our senior credit agreement.

Before our restructuring, under the total leverage ratio covenant, as of December 31, 2004, the ratio of our consolidated “total debt, as then defined in the senior credit agreement,” to our LTM Adjusted EBITDA could not be greater than 5.0:1. At December 31, 2004, our ratio of total debt to LTM Adjusted EBITDA of 3.945:1 was in compliance with the total leverage ratio covenant.

Before our restructuring, under the interest coverage ratio covenant, as of December 31, 2004, based on the previous two fiscal quarters, the ratio of our Adjusted EBITDA to cash interest paid in respect of all obligations, other than preferred stock, classified as indebtedness under GAAP could not be less than 3.0:1. At December 31, 2004, our ratio of Adjusted EBITDA to interest paid of 3.328:1 was in compliance with the interest coverage ratio covenant.

Before our restructuring, under the minimum cash covenant, we were required to have a minimum of $10 million of unrestricted cash as of the last day of each fiscal quarter. At December 31, 2004, we had $16.6 million of unrestricted cash and were in compliance with this covenant.

Before our restructuring, a fifth financial covenant under our senior credit agreement limited our annual “capital expenditures,” as then defined in the agreement, to an amount equal to our LTM Adjusted EBITDA minus our payments on specified indebtedness. For 2004, because our reduced operating cash flows adversely affected our Adjusted EBITDA, we exceeded the maximum amount of capital expenditures permitted under this covenant by $5.1 million. Our noncompliance with this covenant would not have become an event of default under the credit agreements unless, within 60 days after March 31, 2005, we failed to prepay the principal of outstanding borrowings under the senior credit facility in the $5.1 million amount by which we exceeded the capital expenditures limit.

Financial Covenants Under Restructured Credit Agreements. Under our restructured senior and junior credit agreements, we are subject to a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EBITDA covenant. After the payment of borrowings under the senior credit facility at that facility’s maturity date of June 30, 2006, these covenants will continue in effect for subsequent periods under the junior credit agreement.

The restructured credit agreements limit our aggregate capital expenditures to the amounts shown below for the periods indicated, all of which are 12-month periods ending on the dates shown unless otherwise indicated:

Period	Maximum Capital Expenditures ($)
4 months ending June 30, 2005	12,200,000
7 months ending September 30, 2005	22,500,000
10 months ending December 31, 2005	31,100,000
March 31, 2006	40,500,000
June 30, 2006	41,200,000
September 30, 2006	42,400,000
December 31, 2006	44,300,000

Under the junior credit agreement, our capital expenditures for the 12-month period ending March 31, 2007 and each fiscal quarter thereafter may not exceed 110% of our budgeted capital expenditures approved by the administrative agent under the agreement.

Under the senior debt ratio covenant, the ratio of our “senior debt” as of the last day of any fiscal quarter to our consolidated “EBITDA” for the applicable measurement period may not exceed the amounts shown below:

Period	Maximum Ratio of Senior Debt to Adjusted EBITDA
June 30, 2005	3.3:1
September 30, 2005	3.5:1
December 31, 2005	3.6:1
March 31, 2006 and thereafter	3.6:1

Under the credit agreements, “senior debt” is defined to mean all of our indebtedness outstanding under our senior credit facility. “EBITDA” for purposes of the credit agreements, which we refer to in this report as “Adjusted EBITDA,” is defined to mean the sum of (a) net income (or net loss) after eliminating extraordinary and/or non-recurring items to the extent included in net income (except as provided in this definition), (b) interest expense, (c) income tax expense, (d) depreciation expenses, (e) amortization expense, (f) non-cash charges recognized after March 1, 2005 which are deducted in arriving at net income (or net loss), (g) restructuring charges recognized after March 1, 2005 and (h) asset impairment charges, in each case as determined in accordance with GAAP. For the fiscal quarters ending June 30, September 30 and December 31, 2005, Adjusted EBITDA will be measured on a cumulative, annualized basis for the period from March 1, 2005 through the last day of the applicable fiscal quarter. Adjusted EBITDA will be measured for the trailing four calendar quarters for determining compliance as of March 31, 2006, and for the applicable quarters for subsequent measurement dates.

Under the total leverage ratio covenant, the ratio of our consolidated debt as of the last day of any fiscal quarter to our consolidated Adjusted EBITDA for the applicable measurement period may not exceed the ratios shown below:

Period	Maximum Ratio of Debt to Adjusted EBITDA
June 30, 2005	5.0:1
September 30, 2005	5.3:1
December 31, 2005	5.5:1
March 31, 2006 and thereafter	5.5:1

Adjusted EBITDA will be measured in the same manner for purposes of the total leverage ratio covenant as for determining our compliance with the senior debt ratio covenant.

Under the interest coverage ratio covenant, the ratio of our consolidated Adjusted EBITDA to the cumulative cash interest paid in respect of all “debt for borrowed money” for the applicable measurement period may not be less than the ratios shown below:

Period	Minimum Ratio of Adjusted EBITDA to Interest Paid
June 30, 2005	1.8:1
September 30, 2005	1.8:1
December 31, 2005	1.8:1
March 31, 2006 and thereafter	1.9:1

Under the credit agreements, “debt for borrowed money” means all obligations that would be classified as indebtedness under GAAP, except for trade payables and preferred equity interests. For the fiscal quarters ending June 30, September 30 and December 31, 2005, the interest coverage ratio will be measured for the period from March 1, 2005 through the last day of the applicable fiscal quarter. For the fiscal quarter ending March 31, 2006 and for each subsequent quarterly compliance determination date, this ratio will be measured for the four calendar quarters ending on such date.

Under the minimum unrestricted cash covenant, we are required to have a minimum of $10 million of unrestricted cash as of the last day of each month, beginning on June 30, 2005.

Under the minimum consolidated Adjusted EBITDA covenant, our consolidated Adjusted EBITDA may not be less than the amounts shown below for the periods indicated, all of which are 12-month periods ending on the dates shown unless otherwise indicated:

Period	Minimum Adjusted EBITDA($)
4 months ending June 30, 2005	20,700,000
7 months ending September 30, 2005	33,700,000
10 months ending December 31, 2005	46,800,000
March 31, 2006	56,100,000
June 30, 2006	56,100,000
September 30, 2006	59,800,000
December 31, 2006	64,200,000

Under the junior credit agreement, our minimum consolidated Adjusted EBITDA for the 12-month period ending March 31, 2007 and each fiscal quarter thereafter may not be less than 80% of our budgeted consolidated Adjusted EBITDA approved by the administrative agent under the agreement. Adjusted EBITDA will be measured in the same manner for purposes of this covenant as for determining our compliance with the interest coverage ratio covenant.

Cash Requirements. We have various contractual obligations and commercial commitments. We do not have off-balance sheet financing arrangements other than our operating leases.

The following table sets forth, as of December 31, 2004, our contractual obligations and commercial commitments, which consist primarily of long-term debt, capital lease obligations and operating leases (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt and capital lease obligations	$288,643	$3,273	$237,614	$47,756	$—
Interest on debt, capital leases and other long-term liabilities	50,454	24,006	21,911	4,537	—
Operating leases	68,070	17,741	25,647	13,148	11,534
Purchase obligations	5,389	5,389	—	—	—
Employment contracts	3,300	3,300	—	—	—
Other long-term liabilities	4,714	4,714	—	—	—

Totals	$420,570	$58,423	$285,172	$65,441	$11,534

See Note 7 to our audited consolidated financial statements included elsewhere in this report for additional information regarding our debt, capital lease obligations and operating leases.

As of December 31, 2004, we had entered into agreements with vendors to purchase approximately $5.4 million of property, plant and equipment and services in 2005 related primarily to the improvement and installation of communications facilities and information technology equipment and services. We currently estimate that our aggregate capital requirements for 2005 will total approximately $30 million.

Over the next several years, we currently anticipate that we will not experience significant changes in the aggregate amount of our total capital expenditures or in the proportionate amount that we will apply for network and facilities maintenance and for the type of investments that we believe will enable us to acquire additional customers within the markets covered by our existing network and generate increased operating revenues. The actual amount and timing of our capital requirements may differ materially from the foregoing estimates as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

Our current financial condition could result in additional cash requirements that would weaken our liquidity position. We depend on a carrier for the provision of wholesale telecommunications services under our interconnection agreements with the carrier and pursuant to various access tariffs which the carrier has filed with federal and state regulatory agencies. Under specified circumstances based on our financial condition, the carrier may have the right to demand that we accelerate our payment terms to it, which could result in an acceleration of payments ordinarily due under terms of up to 30 days in connection with the carrier’s provision of services to us. Our use of cash to fund the accelerated demand would reduce our liquidity available for working capital, capital expenditures and other general corporate purposes.

We believe that our cash on hand, which includes the net proceeds of the $20 million subordinated secured loan we received in connection with our restructuring, and the cash flows we expect from operations will provide sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan until June 30, 2006, which is the maturity date of our $204 million restructured senior credit facility. We may seek to obtain additional cash for use in our business through selected sales of non-core assets. We do not expect that our current business will generate cash flows sufficient for us to repay in full the borrowings under our senior credit facility upon its maturity on June 30, 2006. Accordingly, we will actively seek to refinance the facility principal payments, with the goal of obtaining an extended maturity for this indebtedness. Our ability to complete a refinancing will be subject to our operating results and financial condition, prevailing interest rates, general economic conditions and other factors at the time of a proposed refinancing. In addition, the terms of our junior credit facility and subordinated secured loan facility may limit our flexibility in negotiating the terms of a refinancing. We cannot provide assurance as to the terms or timing of any refinancing or as to whether we will be able to accomplish a refinancing on or before June 30, 2006.

Effects of New Accounting Standards

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 amends certain other existing pronouncements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities to which the provisions of SFAS No. 150 must be applied in the first fiscal period beginning after December 15, 2003. The application of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS No. 123R, “Share-Based Payment,” was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005, which will be our third fiscal quarter in the year ending December 31, 2005. SFAS No. 123R requires us to recognize the cost of employee services received in exchange for our equity instruments. Currently, we account for options issued under our stock incentive plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under SFAS No. 123R, we will be required to measure compensation expense under the fair value method and to recognize such expense over the options’ vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value options. We have not yet determined the option-pricing model we will use to calculate the fair value of our options. As allowed by SFAS No. 123R, we may elect either Modified Prospective Application, which applies the statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application, which can apply the statement either to all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. We are currently evaluating which method of adoption we will use. Note 2 to our consolidated financial statements appearing elsewhere in this report illustrates the effects on net income and earnings per share if we had adopted SFAS No. 123 and used the Black-Scholes option-pricing model. The impact of the adoption of SFAS No. 123R cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if we had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income and earnings per share in the foregoing note 2 to our consolidated financial statements.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $259.7 million of borrowings outstanding under our senior credit and junior credit facilities as of March 30, 2005. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $259.7 million of our outstanding borrowings under the senior credit and junior credit facilities accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $259.7 million of variable-rate debt at December 31, 2004 would result in a fluctuation of approximately $2.6 million in our annual interest expense.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data listed in Item 15 are filed as part of this report and appear on pages F-2 through F-47.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Senior Vice President-Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Senior Vice President-Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2004.

During the fourth fiscal quarter of 2004, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

SEC rules require us to include in our Annual Report on Form 10-K, beginning with this Annual Report on Form 10-K, (1) a report of our management on our internal control over financial reporting, including management’s assessment of our internal control over financial reporting as of December 31, 2004, and (2) a report of our independent certified registered public accounting firm on our management’s assessment of our internal control over financial reporting. We have omitted these two reports from this Annual Report on Form 10-K as originally filed in reliance on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1, as set forth in SEC Release No. 34-50754. In accordance with the SEC’s order, we will file the foregoing two reports in an amendment to this Annual Report on Form 10-K within the period, and subject to the other conditions, prescribed in the order.

Item 9B.	Other Information.

Entry into a Material Definitive Agreement

Credit Agreements. On March 29, 2005, we completed a restructuring of our existing $259.7 million of secured indebtedness and obtained a new $20 million secured term loan. In the restructuring, we amended our senior and junior credit agreements with our existing lenders, replaced all $22.0 million of obligations outstanding under our principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan credit agreement for $20 million of new borrowings with new lenders. We drew down the full amount of the subordinated secured loan on the restructuring date. Our existing lenders required the new loan as a condition of the restructuring.

Under the terms of our secured indebtedness following the restructuring:

•	total principal payments of $40.9 million previously due before June 30, 2006, the maturity date of our senior credit facility, have been deferred until June 30, 2006;

•	the first scheduled principal payment under our $55.7 million junior credit facility has been deferred from September 30, 2006 to September 30, 2007, and the maturity date of this facility has been extended by one year from June 30, 2008 to June 30, 2009;

•	the new $20 million subordinated secured loan will mature after the senior and junior credit facilities are repaid in full and will bear payment-in-kind (“PIK”) interest of 12% per annum or, at our option after repayment of these facilities, in cash;

•	up to $30 million of asset sale proceeds may be retained by us for general corporate purposes rather than required to prepay credit facility borrowings;

•	interest rates payable on the outstanding senior and junior credit facilities will generally be increased by 2.5% annually; and

•	financial covenants in both our senior and junior credit facilities have been adjusted to provide us with significantly more operational flexibility.

To restructure our senior credit agreement, we entered into a Third Amended and Restated Credit Agreement, dated as of March 29, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc. (our wholly-owned subsidiary and the borrower under the agreement), our other subsidiaries as subsidiary guarantors, the banks, financial institutions and other institutional lenders who were parties to the senior credit agreement and our principal capital leases at the restructuring date, as lenders, and Wells Fargo Bank, N.A., as administrative agent and collateral agent.

To restructure our junior credit agreement, we entered into an Amended and Restated Credit Agreement, dated as of March 29, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., our other subsidiaries as subsidiary guarantors, General Electric Capital Corporation, Bank of America Strategic Solutions, Inc. and Export Development Canada (f/k/a/ Export Development Corporation), as lenders, and General Electric Capital Corporation, as administrative agent and collateral agent.

We obtained our $20 million subordinated secured loan pursuant to a Credit Agreement, dated as of March 29, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., our other subsidiaries as subsidiary guarantors, certain Welsh Carson securityholders, as lenders, and Welsh, Carson, Anderson & Stowe VIII, L.P., as administrative agent and collateral agent. The lenders under this agreement are Welsh, Carson, Anderson & Stowe, VIII, L.P., WCAS Capital Partners III, L.P., Russell L. Carson, Andrew M. Paul, Thomas E. McInerney, Robert A. Minicucci, Paul B. Queally, Anthony J. de Nicola, D. Scott Mackesy, Sanjay Swani, Laura VanBuren, Sean Traynor, John Almeida, Eric J. Lee, IRA f/b/o Jonathan M. Rather, Mary R. Anderson TTEE of The Bruce K. Anderson 2004 Trust, The Bruce K. Anderson 2004 Irrevocable Trust and Carol Welsh TTEE of the Patrick Welsh 2004 Irrevocable Trust.

For additional information about the terms of our restructured senior and junior credit agreements and the terms of the subordinated secured loan credit agreement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

For information about material relationships between us and the Welsh Carson securityholders, see “Directors and Executive Officers of the Registrant,” “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and “Certain Relationships and Related Transactions–Transactions With the Welsh, Carson, Anderson & Stowe Group.”

New Warrant Agreement. On March 29, 2005, in connection with the restructuring, we issued 20 million warrants (the “new warrants”) to purchase an equal number of shares of our common stock (the “new warrant shares”) to the Welsh Carson securityholders who are lenders under the subordinated secured loan credit agreement. Some of the terms of the new warrants are described below under “Unregistered Sales of Equity Securities.” We issued the new warrants pursuant to a Warrant Agreement, dated as of March 29, 2005, between

ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as warrant agent. This agreement sets forth the terms of the new warrants and the respective rights and obligations of ITC^DeltaCom, the warrant agent and the holders of the new warrants.

Amendment to Series B Warrant Agreement. On March 29, 2005, in connection with the issuance of the new warrants to the Welsh Carson securityholders, we entered into an amendment to the Warrant Agreement, dated as of October 6, 2003, between us and Mellon Investor Services LLC, as warrant agent (the “Series B Warrant Agreement”) pursuant to which we issued 3 million common stock purchase warrants on October 6, 2003 (the “Series B warrants”). The amendment to the Series B Warrant Agreement amended the antidilution provisions of that agreement to provide that none of the issuance, sale, grant, exercise, conversion, exchange, reclassification, redemption or other retirement of the new warrants or the new warrant shares will result in a reduction of the exercise price of the Series B warrants.

Series B Preferred Stockholder Waiver Instrument. On March 29, 2005, in connection with the issuance of the new warrants, we executed a Waiver, dated as of March 29, 2005, with the Welsh Carson securityholders who hold our Series B preferred stock. Under this instrument, those holders waived the application of the antidilution provisions of the certificate of designation of the Series B preferred stock, so that none of the issuance, sale, grant, exercise, conversion, exchange, reclassification, redemption or other retirement of the new warrants or the new warrant shares will result in a reduction of the conversion price of the Series B preferred stock.

Amendment to Governance Agreement. To permit the Welsh Carson securityholders to acquire the new warrants and the new warrant shares, we entered into an amendment, dated as of March 29, 2005, to the governance agreement, dated as of October 6, 2003, with the Welsh Carson securityholders. Before the amendment, the governance agreement provided that, with specified exceptions, the Welsh Carson securityholders and their affiliates were permitted to acquire beneficial ownership of additional ITC^DeltaCom voting securities subject to the following limitations:

•	until the second anniversary of the BTI merger closing date of October 6, 2003, no acquisition could result in beneficial ownership by the Welsh Carson securityholders and their affiliates of a percentage of the outstanding ITC^DeltaCom common stock, measured on a fully diluted basis, which was more than 5% greater than their ownership percentage immediately following the effective time of the merger; and

•	thereafter, during the term of the governance agreement, no acquisition could result in beneficial ownership by the Welsh Carson securityholders and their affiliates of a percentage of the outstanding ITC^DeltaCom common stock, measured on a fully diluted basis, which was more than 15% greater than their ownership percentage immediately following the effective time of the merger.

The amendment to the governance agreement provides that the Welsh Carson securityholders may acquire the new warrants and the new warrant shares in connection with the restructuring, and that those securities will be included in the foregoing ITC^DeltaCom voting security ownership percentages of the Welsh Carson securityholders and their affiliates for purposes of computing future permissible acquisitions.

Executive Employment and Retention Agreements. On March 28, 2005, our board of directors approved employment and retention agreements between ITC^DeltaCom and Randall E. Curran, who is our Chief Executive Officer, Richard E. Fish, Jr., who is our Chief Administrative Officer, and James P. O’Brien, who is our Executive Vice President of Operations. Each agreement is dated as of the effective date of the executive’s employment with us, which was February 3, 2005 for Mr. Curran, February 21, 2005 for Mr. Fish and February 28, 2005 for Mr. O’Brien.

Each agreement has an initial term of two years, which will automatically be extended for successive one-year periods unless ITC^DeltaCom or the executive provides notice of non-renewal at least one year prior to the next scheduled renewal date, unless the executive is otherwise terminated by us, or as a result of his resignation.

Under the agreements, Mr. Curran’s initial base salary will be payable at an annual rate of $500,000, Mr. Fish’s initial base salary will be payable at an annual rate of $325,000, and Mr. O’Brien’s initial base salary will be payable at an annual rate of $325,000. These base salaries are subject to increase in accordance with our normal business practices and, if increased, may not subsequently be reduced unless there is a proportionate reduction of the salaries of all of our other senior executives. Each executive will be eligible to earn an annual cash bonus of up to 100% of his annual base salary then in effect, based upon the achievement by ITC^DeltaCom of performance goals determined by the board of directors or compensation committee or, for 2005 and 2006, upon achievement by ITC^DeltaCom of EBITDA amounts specified and defined in the agreements. In the discretion of the compensation committee, each executive also may receive an additional annual cash bonus in an amount not to exceed 25% of the executive’s annual base salary then in effect. Each executive is eligible to participate in our other benefits programs that are available to our senior executives generally. Each executive also is entitled to reimbursement for reasonable out-of-pocket business expenses and to reimbursement for reasonable relocation expenses not to exceed $250,000, before any tax gross-up. In addition, each executive will be required to relocate to Huntsville, Alabama after the executive’s residence is sold. Until that time, the executive is entitled to reimbursement for reasonable out-of-pocket expenses related to travel between the executive’s residence and our headquarters. All reimbursed expenses that are subject to income tax will be grossed up so that the state and federal tax effect to the executive is zero.

Under the terms of each employment agreement, each officer is entitled to receive, promptly following the completion of a restructuring of our capital structure upon terms that are approved by the board of directors, an award of restricted shares representing 5%, in the case of Mr. Curran, 1.25%, in the case of Mr. Fish, or 1.0%, in the case of Mr. O’Brien, of each class or series of our equity securities outstanding immediately following the capital restructuring, calculated on a fully diluted basis (the “restricted shares”). If the capital restructuring is accomplished in more than one transaction, the officer will be entitled to receive an additional award of restricted shares so that the aggregate number of restricted shares of each class or series awarded to each officer equals 5%, in the case of Mr. Curran, 1.25%, in the case of Mr. Fish, or 1.0%, in the case of Mr. O’Brien, of the fully diluted number of shares of such class or series outstanding after the final transaction constituting the capital restructuring. Unless vesting accelerates in connection with the termination of the executive’s employment by ITC^DeltaCom without cause or by the executive for good reason, as described below, 60% of each class or series of the restricted shares awarded to the executive will vest ratably over three years, 20% of each class or series will vest upon our achievement of a specified minimum EBITDA amount during a period of approximately four consecutive fiscal quarters and 20% of each class or series will vest upon achievement of a specified increased EBITDA amount during a period of approximately four consecutive fiscal quarters. For purposes of the agreement, “EBITDA” means the sum of net income (or net loss) after eliminating extraordinary and non-recurring items to the extent included in net income, interest expense, income tax expense, depreciation expense, amortization expense, and any direct expenses and accounting charges incurred in or related to a restructuring of our capital structure, any sale of our assets, either employment agreement or similar agreements we enter into in the future other newly hired senior executives. Notwithstanding the foregoing, if the board of directors determines in good faith, after consulting with the executive, that it is not practicable to issue a particular class or series of restricted shares to the executive, the executive will be entitled to receive an award or awards of restricted shares of an economically equivalent different class or series of our equity securities. Our board of directors has determined that the completion of the restructuring of our secured indebtedness on March 29, 2005 constitutes a restructuring of our capital structure within the meaning of the foregoing agreements.

Each employment agreement provides that the executive will be entitled to participate in any offerings by us of our equity securities in capital-raising transactions exempt from registration under the Securities Act of 1933 on substantially the same terms as other purchasers of such equity securities.

Each employment agreement provides for the payment of severance benefits to the executive if we terminate the executive’s employment without cause, if the executive resigns for good reason or if we provide notice of non-renewal as described above. Upon such a termination, the executive will be entitled to receive all accrued but unpaid compensation, reimbursement of any outstanding reasonable business expenses, an amount equal to 18 months of the executive’s annual base salary then in effect and a pro rata portion of the maximum bonus subject to the 100% bonus opportunity payable in respect of the fiscal year in which the termination date occurs. The executive also will be entitled to continued participation in all health and welfare plans generally until the date which is 18 months following the termination date. In addition, all restricted shares awarded to the executive pursuant to the agreement and subject to time vesting will vest upon such termination to the extent not previously vested. Under each employment agreement, “good reason” includes any material adverse change in the executive’s duties or responsibilities, any reduction in the executive’s base salary (except as described above) or bonus opportunities, the failure, in the case of Mr. Curran, to be elected to serve as a member of the board of directors, or any directive by us requiring the executive to relocate more than 50 miles from our headquarters, provided that the executive notifies us of the occurrence of such event and we fail to remedy the event within ten days.

If the executive’s employment is terminated by us for cause or by the executive without good reason, the executive will be entitled to receive only accrued but unpaid compensation and reimbursement of any outstanding reasonable business expenses. For this purpose, “for cause” means the willful and continued failure by the executive to substantially perform his duties under the agreement (other than any such failure arising from his disability), provided that the executive first receives notice from the board of directors specifying in reasonable detail the alleged failures and providing the executive a reasonable opportunity to cure the alleged failures, the executive’s conviction of, or plea of guilty or nolo contendere to, a misdemeanor involving theft or moral turpitude or any felony, or any act of intentional dishonesty or intentional misconduct resulting in demonstrable harm to ITC^DeltaCom. Our obligation to pay any form of severance to the executive is subject to the executive’s execution of a full and unconditional release in favor of ITC^DeltaCom and its subsidiaries, directors, officers and other affiliates of all obligations other than those set forth in the employment agreement.

Each employment agreement further includes customary non-competition and non-solicitation restrictions applicable to the executive for a period of 18 months after the termination of the executive’s employment, as well as customary confidentiality and non-disparagement provisions.

Termination of a Material Definitive Agreement

On March 29, 2005, as part of the restructuring, our principal capital leases were terminated and all $22.0 million of our obligations under those leases were converted into loans in the same amount under our restructured senior credit agreement. We had incurred the foregoing capital lease obligations under a Master Lease Agreement, dated December 29, 2000, as amended, among our wholly-owned subsidiaries, Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc., as lessees, and NTFC Capital Corporation, as lessor, and under a Master Lease Agreement, dated December 31, 2001, as amended, between ITC^DeltaCom Communications, Inc. and General Electric Capital Corporation.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

Under the completion of the restructuring of our senior and junior credit agreements on March 29, 2005, and our incurrence of borrowings under a subordinated secured loan credit agreement, as discussed above under “Entry into a Material Definitive Agreement–Credit Agreements,” Interstate FiberNet, Inc., a wholly-owned subsidiary of ITC^DeltaCom, Inc., was obligated as a borrower, and ITC^DeltaCom, Inc. and its other wholly-owned subsidiaries were obligated as guarantors, under the following secured indebtedness:

•	$204.0 million principal amount of first lien secured indebtedness under the restructured senior credit agreement;

•	$55.7 million principal amount of second lien secured indebtedness under the restructured junior credit agreement; and

•	$20.0 million of third lien secured indebtedness under a subordinated secured loan credit agreement.

Of the $259.7 million of secured indebtedness under the restructured senior and junior credit agreements, $22.0 million of indebtedness previously constituted obligations under our principal capital leases. On March 29, 2005, we drew down the full amount of $20.0 million of new borrowings under the subordinated secured loan credit agreement.

The payment of all outstanding principal, interest and other amounts owing under the foregoing credit agreements may be declared immediately due and payable by the lenders upon the occurrence of an event of default. The lenders under the junior and subordinated credit agreements are subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the borrower or the other loan parties or an insolvency of the loan parties until all obligations under the senior credit agreement have been paid in full. The credit agreements contain customary events of default, including failure by the loan parties to make payments when due, failure of the loan parties to comply with covenants, conditions or agreements specified in the credit agreements, or specified events of bankruptcy, insolvency, reorganization or similar events affecting the loan parties. Each credit agreement has cross-default provisions.

For information about the terms of payment, covenants and other material terms of the foregoing obligations, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On March 29, 2005, ITC^DeltaCom received notice from The Nasdaq Stock Market, Inc. that for the last 30 consecutive business days the bid price of ITC^DeltaCom’s common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5). Under Marketplace Rule 4450(e)(2), ITC^DeltaCom has 180 calendar days, or until September 26, 2005, to correct its bid price deficiency. If, within the next 180 days, ITC^DeltaCom’s common stock closes at $1.00 per share or more for a minimum of ten consecutive trading days, the bid price deficiency will be corrected.

If ITC^DeltaCom does not correct its bid price deficiency within the next 180 days, Nasdaq will provide ITC^DeltaCom with written notification that its common stock will be delisted. At that time, ITC^DeltaCom will have the right to appeal Nasdaq’s determination to a Listings Qualifications Panel. Alternatively, ITC^DeltaCom may apply to transfer its securities to the Nasdaq SmallCap Market if it satisfies the requirements in Marketplace Rule 4310(c). If ITC^DeltaCom’s transfer application is approved, it will have an additional 180-day period to regain compliance.

If the closing bid price of our common stock has not recovered by September 26, 2005, we will review the situation and make a determination at that time of what action we will take.

Unregistered Sales of Equity Securities

New Warrants. On March 29, 2005, in connection with the closing of the restructuring of our secured indebtedness, we issued 20 million warrants to purchase an equal number of shares of our common stock to those Welsh Carson securityholders who are lenders under our subordinated secured loan facility. In connection with our non-public offering of the new warrants, we relied on the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) of the Securities Act and Regulation D thereunder.

Each new warrant entitles the holder thereof to purchase for cash one share of our common stock at an initial exercise price of $0.60 per share of common stock. The initial warrant exercise price is equal to the volume-weighted average trading price of our common stock as quoted on the Nasdaq National Market for the ten consecutive trading days before the restructuring date. The exercise price and the number of shares of common stock issuable upon exercise of the new warrants are subject to adjustments for issuances or deemed issuances of common stock for no consideration or for a price which is less than the warrant exercise price then in effect. A reduction in the exercise price of the new warrants will result in an increases in the number of shares of common stock issuable upon exercise. The new warrants will first be exercisable on the 21st calendar day following our distribution of an information statement to our stockholders under SEC rules relating to stockholder approval of the warrant issuance by the Welsh Carson securityholders by written consent on the restructuring date. Each new warrant is exercisable at any time during the ten-year period ending on March 29, 2015. Each new warrant not exercised before such expiration date will become void, and all rights of the holder in respect of such new warrant will cease as of such date.

Holders of new warrants will be able to exercise their warrants only if (1) a registration statement relating to the exercise of the new warrants and issuance of the new warrant shares is then effective under the Securities Act and is available, or (2) the exercise of the new warrants and issuance of the new warrant shares is exempt from the registration requirements of the Securities Act and such shares are qualified for sale or exempt from registration or qualification under the applicable securities laws of the states or other jurisdiction which the various holders of the new warrants, or other persons to whom it is proposed that such new warrant shares be issued upon the exercise of such new warrants, reside.

Restricted Shares. Under their employment agreements with us described above under “Executive Employment and Retention Agreements,” Randall E. Curran, Richard E. Fish, Jr. and James P. O’Brien are entitled, as a result of their services in connection with the restructuring of our secured indebtedness on March 29, 2005, to receive awards of restricted shares representing 5%, in the case of Mr. Curran, 1.25%, in the case of Mr. Fish, and 1.0%, in the case of Mr. O’Brien, of each class or series of our equity securities outstanding immediately following the restructuring, calculated on a fully diluted basis. As described above under “Executive Employment and Retention Agreements,” those awards will be subject to time-based vesting based on future service and to vesting based on future achievement of performance objectives.

Our outstanding equity securities include our 8% Series A convertible redeemable preferred stock and our 8% Series B convertible redeemable preferred stock. Each share of the Series A preferred stock and the Series B preferred stock is convertible at the holder’s option, in whole or in part, at any time after such share is issued, into a number of shares of common stock which is obtained by dividing the $100 liquidation preference per share plus the amount of any accrued and unpaid dividends accrued to, but not including, the conversion date by the conversion price applicable to such share. The initial conversion price of the Series A preferred stock is $5.7143 per share of common stock and the initial conversion price of the Series B preferred stock, which is subject to reduction for dilutive issuances or deemed issuances of common stock, is $3.00 per share of common stock. ITC^DeltaCom is not required to redeem any preferred stock until October 29, 2012 and, except in limited circumstances, does not have the right to redeem any Series A preferred stock until October 29, 2005 or any Series B preferred stock until October 6, 2006.

In connection with our non-public offering of the restricted shares to the foregoing officers, we relied on the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) of the Securities Act and Regulation D thereunder.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The table below shows information about our directors and executive officers as of February 20, 2005:

Name	Age	Position
Randall E. Curran	50	Chief Executive Officer and Director
Richard E. Fish, Jr.	39	Chief Administrative Officer
Douglas A. Shumate	39	Senior Vice President-Chief Financial Officer
J. Thomas Mullis	61	Senior Vice President-Legal and Regulatory, General Counsel and Secretary
Sara L. Plunkett	55	Vice President-Finance
John Almeida, Jr.	34	Director
John J. DeLucca	61	Director
Campbell B. Lanier, III	54	Director
R. Gerald McCarley	66	Director
Thomas E. McInerney	63	Chairman of the Board of Directors
Anthony J. de Nicola	40	Director
Sanjay Swani	38	Director

Randall E. Curran has served as our Chief Executive Officer and as a director since February 3, 2005. He previously served as Chairman and Chief Executive Officer of ICG Communications, Inc., a competitive telecommunications company, from September 2000 until December 2003. Prior to joining ICG Communications, Mr. Curran served as Chairman, President and Chief Executive Officer of Thermadyne Holdings Corporation, a global manufacturer of welding and cutting products. During 2004, he was engaged in management consulting with both FTI Consulting, Inc. and his own firm. Mr. Curran served with Thermadyne and its predecessor companies since 1981 in various positions, including Chief Operating Officer and Senior Vice President-Chief Financial Officer. Early in his career, he worked at Cooper Industries and with the accounting firm of Arthur Andersen & Co. Mr. Curran received a Bachelor of Arts in economics from DePauw University and a Master of Business Administration from Loyola University in Chicago. Mr. Curran is currently a director of Airspan Networks, Inc. and serves as Chairman of its Audit Committee.

Richard E. Fish, Jr. has served as our Chief Administrative Officer since February 21, 2005. Before joining our company, Mr. Fish served from November 2000 to October 2004 as Executive Vice President and Chief Financial Officer for ICG Communications, Inc., a telecommunications service provider. Prior to assuming that role, Mr. Fish served from September 1999 to November 2000 as ICG Communication’s Senior Vice President of Finance. Before his service with ICG Communications, Inc., Mr. Fish served from 1994 to 1999 in various finance, regulatory, operational and business development positions with AT&T Local Services and Teleport Communications Group, a telecommunications service provider which became a subsidiary of AT&T. Prior to his service with AT&T and Teleport Communications Group, Mr. Fish served from 1987 to 1993 with the accounting firm of Arthur Andersen & Co.

Douglas A. Shumate has served as our Senior Vice President-Chief Financial Officer since March 1997. He served as Chief Financial Officer of the managing partners of Interstate FiberNet and Gulf States FiberNet from January 1995 until March 1997. From May 1991 to January 1995, Mr. Shumate served as Vice President-Finance and Chief Financial Officer of Interstate Telephone Company, a local telephone service provider and wholly-owned subsidiary of ITC Holding Company, Inc., an investor in and operator of service businesses in the southeastern United States. From December 1986 through April 1991, Mr. Shumate was employed as a certified public accountant at the accounting firm of Arthur Andersen LLP.

J. Thomas Mullis has served as our Senior Vice President-Legal and Regulatory, General Counsel and Secretary since March 1997. Mr. Mullis served as General Counsel and Secretary of DeltaCom, Inc., the

predecessor of our wholly-owned subsidiary, ITC^DeltaCom Communications, Inc. that was a provider of long distance telecommunications services, from May 1985 to March 1997 and as Executive Vice President of DeltaCom from January 1994 to November 1996. From November 1996 to March 1997, he also served as Senior Vice President of DeltaCom. From January 1990 to December 1993, Mr. Mullis was President, General Counsel and Secretary of Southern Interexchange Services, Inc., a switched services carrier, and Southern Interexchange Facilities, Inc., a private line carriers’ carrier.

Sara L. Plunkett has served as our Vice President-Finance since March 1997. She also served as our Treasurer from March 1997 through March 2000. Ms. Plunkett served as Vice President-Finance of DeltaCom, Inc., the predecessor of our wholly-owned subsidiary, ITC^DeltaCom Communications, Inc. that was a provider of long distance telecommunications services, from October 1996 until March 1997. From May 1989 through October 1996, she served as Chief Financial Officer of DeltaCom.

John Almeida, Jr., has served on our board of directors since October 2003. Mr. Almeida joined Welsh, Carson, Anderson & Stowe in 1999 and currently is a general partner with that firm. Before joining Welsh, Carson, Anderson & Stowe, Mr. Almeida worked at Lehman Brothers in the investment banking department from 1997 to 1999 and at the private equity firm Westbury Capital Partners from 1995 to 1997. Mr. Almeida served as a director of BTI Telecom Corp. from 2001 to 2003. Mr. Almeida also serves as a director of various private companies.

John J. DeLucca has served on our board of directors since October 2002. Mr. DeLucca has served as Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, from 2003 to 2004. Mr. DeLucca previously served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty Inc., a manufacturer and marketer of personal fragrances, from 1999 to 2002 and as Senior Vice President and Treasurer of RJR Nabisco Inc., an international consumer products company, from 1993 to 1998. Mr. DeLucca also has served, among other positions, as Managing Director and Chief Financial Officer of Hascoe Associates, President and Chief Financial Officer of the Lexington Group, and Senior Vice President-Finance and Managing Director of The Trump Group. Mr. DeLucca currently serves as a director of Enzo Biochem, Inc., British Energy PLC and various private companies.

Campbell B. Lanier, III has served on our board of directors since 1997 and as Vice Chairman since July 2001. Mr. Lanier also served as our Chairman from March 1997 through July 2001. Since July 2003, Mr. Lanier has served as Chairman and Chief Executive Officer of Magnolia Holding Company, LLC, ITC Holding Company, LLC, and ITC Financial Services, LLC. Magnolia Holding Company, LLC and ITC Holding Company, LLC operate a promotional goods business, a transaction processing business and a consulting business. ITC Financial Services, LLC is a provider of stored value card services. Mr. Lanier served as Chairman of the Board and Chief Executive Officer of ITC Holding, Inc., an investor in and operator service businesses in the southeastern United States, until May 2003 and as director of the company from its inception in May 1989 until its sale to West Corporation in May 2003. Mr. Lanier also served as an officer and director of several former subsidiaries of ITC Holding. In conjunction with the transaction with West Corporation, the ITC Holding Company name was transferred to an entity owned by Mr. Lanier. Mr. Lanier also is Chairman of the Board and a director of Knology, Inc., and has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since July 1997, and as a director of various private companies.

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

Thomas E. McInerney has served on our board of directors since October 2003, and as our Chairman since February 2, 2005. Mr. McInerney has been a general partner of Welsh, Carson, Anderson & Stowe since 1986 and is a managing member or general partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, Mr. McInerney co-founded and served as President and Chief Executive Officer of Dama Telecommunications Corp., a communications services company. Before co-founding Dama Telecommunications, Mr. McInerney worked in the financial services area at Automatic Data Processing, Inc. and was previously with the American Stock Exchange. Mr. McInerney served as a director of BTI Telecom Corp. from 2001 to 2003 and of The BISYS Group from 1989 to 2004. Mr. McInerney currently serves as a director and as Chairman of Centennial Communications Corporation and as a director of Savvis Communications Corporation and various private companies.

Anthony J. de Nicola has served on our board of directors since October 2003. Mr. de Nicola has been a general partner of Welsh, Carson, Anderson & Stowe since 1994 and is a managing member or general partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, he worked for William Blair & Company for four years in the merchant banking area and for Goldman Sachs & Co, a global financial services firm, in the mergers and acquisitions department. Mr. de Nicola currently serves as a director and Chairman of Dex Media, Inc., a director and Chairman of Valor Telecommunications, Inc., and a director of Centennial Communications Corp. Mr. de Nicola earned a Bachelor of Arts degree from DePauw University and a Masters in Business Administration from Harvard Business School.

Sanjay Swani has served on our board of directors since October 2003. Mr. Swani joined Welsh, Carson, Anderson & Stowe in 1999 and has been a general partner of that firm since 2001. Mr. Swani is a managing member or general partner of the respective sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. From 1998 to 1999, Mr. Swani was a Principal at Fox Paine & Company, a San Francisco-based buyout firm. From 1994 to 1998, he served with Morgan Stanley & Co., a global financial services firm, in the mergers and acquisitions area. Mr. Swani served as a director of BTI Telecom Corp. from 2001 to 2003 and is currently a director of Dex Media, Inc., Valor Telecommunications, Inc., BancTec, Inc. and various private companies. Mr. Swani earned a Bachelor of Arts degree from Princeton University, a J.D. from Harvard Law School and a Master’s in Management Science form the MIT Sloan School of Management.

Messrs. Shumate, Mullis, Lanier and McCarley, and Ms. Plunkett, served in their current positions with us on and before the date we filed for protection from creditors under Chapter 11 of the United States bankruptcy code in June 2002.

Mr. Curran served as an executive officer of ICG Communications before that company filed for protection from creditors under Chapter 11 of the United States bankruptcy code in November 2000. ICG Communications emerged from bankruptcy in October 2002.

Arrangements Relating to the Board of Directors

The nomination of John Almeida, Jr. and Thomas E. McInerney for election as directors at our 2004 annual meeting of stockholders was effected in accordance with agreements entered into by us in connection with our acquisition by merger of BTI Telecom Corp. on October 6, 2003. For information about this acquisition and related transactions, see “Transactions With Related Parties–Transactions With the Welsh, Carson, Anderson & Stowe Group.” We consummated our acquisition of BTI and related transactions pursuant to a merger agreement dated as of July 2, 2003, as amended, among ITC^DeltaCom, BTI and Welsh, Carson, Anderson & Stowe VIII, L.P. (“WCAS VIII”), WCAS Capital Partners III, L.P. (“WCAS Capital Partners”), WCAS Information Partners, L.P., the controlling affiliates of these funds, and certain former affiliates and former and current employees of the private equity firm known as Welsh, Carson, Anderson & Stowe (collectively, the “Welsh Carson securityholders”). Effective as of October 6, 2003, in accordance with the BTI merger agreement, we entered into a governance agreement with the Welsh Carson securityholders, Campbell B. Lanier, III, who is a stockholder and director of ITC^DeltaCom, and Larry F. Williams, who is a stockholder and who served as our Chairman and Chief Executive Officer until February 2005. The governance agreement contains provisions concerning the governance of ITC^DeltaCom after the merger and the acquisition and disposition of ITC^DeltaCom securities held by the Welsh Carson securityholders, Mr. Lanier and Mr. Williams. Mr. Williams ceased to be a party to the governance agreement as of February 2, 2005, which was the date on which his employment with us terminated.

Size and Composition of Board of Directors. The governance agreement provides that, following January 6, 2005, which is the date on which a specified initial governance period under the governance agreement expired, our board of directors is to consist of the following directors:

•	up to two directors, who are referred to below as the “WCAS designees,” designated for appointment or for nomination for election to the board of directors by WCAS VIII and WCAS Capital Partners, so long as the Welsh Carson securityholders and their affiliates beneficially own voting securities of ITC^DeltaCom representing a majority of the outstanding primary voting power of ITC^DeltaCom, as defined below;

•	up to two directors, who are referred to below as the “Series A designees,” designated for appointment to the board of directors by the holders of the Series A preferred stock or elected to the board of directors by the holders of the Series A preferred stock, voting as a separate class, in accordance with the certificate of designation of the Series A preferred stock;

•	up to two directors, who are referred to below as the “Series B designees,” designated for appointment to the board of directors by the holders of the Series B preferred stock or elected to the board of directors by the holders of the Series B preferred stock, voting as a separate class, in accordance with the certificate of designation of the Series B preferred stock;

•	a minimum of three directors who qualify as “independent directors,” as defined in the governance agreement, designated for appointment or for nomination for election to the board of directors by the Welsh Carson securityholders; and

•	the additional directors, if any, required to constitute a board of directors having the number of directors authorized on the applicable date.

As of the date of this report, all of the outstanding Series B preferred stock is held by the WCAS securityholders.

In accordance with the foregoing provisions of the governance agreement, the number of directors constituting the board of directors is currently fixed at eight directors consisting, as of the date of this report, of the following:

•	Mr. Almeida and Mr. McInerney, who were designated for nomination for election to the board of directors by WCAS VIII and WCAS Capital Partners and who currently serve as the WCAS designees;

•	Campbell B. Lanier, III, who was designated for appointment to the board of directors by the holders of the Series A preferred stock and who currently serves as the Series A designee;

•	Anthony J. de Nicola and Sanjay Swani, who were designated for appointment to the board of directors by the holders of the Series B preferred stock and who currently serve as the Series B designees;

•	Randall E. Curran, who serves as our Chief Executive Officer; and

•	John J. DeLucca and R. Gerald McCarley, who qualify as “independent directors,” as defined in the governance agreement.

The governance agreement provides that, at any time after January 6, 2005, the Welsh Carson securityholders may require us to increase the size of the board of directors, provided that at such time the Welsh Carson securityholders and their affiliates beneficially own voting securities of ITC^DeltaCom representing a majority of ITC^DeltaCom’s outstanding “primary voting power.” The governance agreement defines “primary voting power” on any date to mean the total number of votes that may be cast on such date by all holders of ITC^DeltaCom’s voting securities generally, other than in connection with the election of directors, but excluding any votes that may be cast upon the acquisition by stockholders of voting securities as a result of the conversion, exchange or exercise of any voting security equivalents, which include warrants, options and other rights, beneficially owned by such stockholders on such date. As of the date of this report, primary voting power means the total number of votes that may be cast by all holders of the common stock, the Series A preferred stock and the Series B preferred stock.

Between January 7, 2005 and October 6, 2006, which is the third anniversary of the merger closing date, the number of authorized directors may not exceed 15. Beginning on October 6, 2006, there will be no limitation under the governance agreement on the size of the board of directors, which may be determined by resolution of the board of directors or by vote of the stockholders.

The governance agreement defines an “independent director” as a director who is not an affiliate or an associate of any Welsh Carson securityholder or an officer or employee of ITC^DeltaCom or any subsidiary of ITC^DeltaCom. For purposes of the governance agreement, the terms “affiliate” and “associate” generally have the meanings set forth in SEC rules, except that portfolio companies of the Welsh Carson securityholders and their affiliates are excluded from the affiliate definition. In addition, if ITC^DeltaCom’s securities are listed or traded on any national securities exchange or The Nasdaq Stock Market, Inc., such a director must qualify as an “independent director” within the meaning of the rules and regulations of such self-regulatory organization. If ITC^DeltaCom’s securities are not so listed or traded, such a director may not have any relationship with ITC^DeltaCom which, in the opinion of the board of directors and a determination of the committee of independent directors described below, at the time of such director’s nomination, appointment or election, would interfere with such director’s exercise of independent judgment in carrying out the director’s responsibilities as a director. The common stock is currently listed and traded on the National Market System of The Nasdaq Stock Market, Inc.

In addition to the foregoing independence requirements, a director will not qualify as an independent director for purposes of the governance agreement if the director has had, during the periods indicated, any disqualifying relationship with ITC^DeltaCom of a type which is enumerated in the governance agreement. Such disqualifying relationships include the following:

•	employment with ITC^DeltaCom or any parent or subsidiary of ITC^DeltaCom at any time since the BTI merger effective time of October 6, 2003;

•	subject to specified exceptions, receipt of any annual payments in excess of $60,000 from ITC^DeltaCom or any parent or subsidiary of ITC^DeltaCom during 2003 or during any year in any subsequent three-year period (or portion thereof) preceding the independence determination date;

•	employment of any family member of the director as an executive officer of ITC^DeltaCom or any parent or subsidiary of ITC^DeltaCom at any time since the BTI merger effective time of October 6, 2003;

•	participation by such director as a partner in, or a controlling stockholder or executive officer of, any organization to which ITC^DeltaCom made, or from which ITC^DeltaCom received, payments (other than payments arising solely from investments in ITC^DeltaCom’s securities) in fiscal 2003 or in any year in any subsequent three-year period (or portion thereof) preceding the independence determination date that exceed the greater of 5% of the recipient’s consolidated gross revenues for that year or $200,000;

•	employment of such director as an executive officer of any entity on whose compensation committee any of ITC^DeltaCom’s executive officers serve at any time since the BTI merger effective time of October 6, 2003; and

•	service by such director as a partner or employee of ITC^DeltaCom’s independent auditor and participation by such director in the audit of ITC^DeltaCom’s financial statements at any time since the BTI merger effective time of October 6, 2003.

We will conduct a search for a third independent director for appointment or for nomination for election to the board of directors.

Composition of Board Committees. The governance agreement provides that at least one director designated by the Welsh Carson securityholders will serve on all committees of the board of directors, other than the audit committee and the committee of independent directors established in accordance with the governance agreement. The remaining members of each committee, except the committee of independent directors to the limited extent described below, are required to qualify as independent directors as defined in the governance agreement.

In accordance with the governance agreement, the board of directors maintains a committee of independent directors. This committee is composed exclusively of independent directors, as defined in the governance agreement, except that any Series A designee who would qualify as an independent director but for (1) the failure of such Series A designee to qualify as an “independent director” within the meaning of the rules and regulations of the Nasdaq Stock Market (or, if the common stock is listed or traded on any national securities exchange, of such securities exchange) or (2) the existence of a disqualifying relationship as described above, nevertheless will serve on the committee unless the committee determines, in good faith, after considering the advice of outside legal counsel, that such Series A designee’s ability to exercise independent judgment has been materially compromised because of a change of circumstances relating to such disqualifying relationship that occurred after the date of the governance agreement. In addition, no director serving on the committee of independent directors may participate in the determination of any matter by the committee if, in the committee’s judgment, such director has an interest in such matter that would interfere with the director’s exercise of independent judgment. The committee is authorized to retain its own legal, financial and other advisors without seeking approval of such retention by the board of directors.

Vacancies in Board of Directors. At any time following January 6, 2005, for so long as the Welsh Carson securityholders and their affiliates beneficially own voting securities of ITC^DeltaCom representing a majority of the outstanding primary voting power:

•	one or more of the Welsh Carson securityholders or the WCAS designees, acting as a new directors committee formed in accordance with the bylaws, will have the right to designate a director to fill any vacancy created by the death, disability, retirement, resignation or removal of any WCAS designee or by an increase in the size of the board of directors implemented pursuant to the direction of the Welsh Carson securityholders; and

•	neither ITC^DeltaCom nor Mr. Lanier will take any action resulting in the removal of any WCAS designee without “cause.”

For this purpose, the governance agreement defines “cause” as the willful and continuous failure of a director to perform substantially such director’s duties to ITC^DeltaCom or the willful engaging by a director in gross misconduct materially and demonstrably injurious to ITC^DeltaCom.

Agreement to Vote. ITC^DeltaCom, the Welsh Carson securityholders and Mr. Lanier have agreed to vote or act by written consent, and to take all other necessary or desirable actions, to implement the foregoing provisions of the governance agreement relating to the board of directors and committees of the board of directors, and to use their reasonable efforts to cause their affiliates to do so.

Committees of the Board

The principal standing committees of the board of directors currently consist of the audit committee, the compensation committee, the committee of independent directors and the new directors committee.

Audit Committee. The audit committee, which held ten meetings during the 2004 fiscal year, currently consists of Messrs. DeLucca and McCarley. Mr. DeLucca has served on the audit committee since October 2002 and Mr. McCarley has served on the audit committee since January 2003. There is currently one vacancy on the audit committee, which was created by the resignation of Robert C. Taylor, Jr. as a director and audit committee member effective as of January 30, 2005. The board of directors has not appointed an individual to fill the vacancy on the audit committee created by Mr. Taylor’s resignation. As a result, on February 4, 2005, we notified The Nasdaq Stock Market, Inc. that we fail to comply with the audit committee composition requirements of Nasdaq Marketplace Rule 4350(d)(2)(A) due to one vacancy on the audit committee. Under the Nasdaq Marketplace Rules, we will have until the earlier of our next annual meeting of stockholders or January 30, 2006 to regain compliance with the audit committee composition requirements.

The board of directors has determined that each current member of the audit committee is an “independent director” eligible for audit committee service under the Marketplace Rules. The board of directors also has determined that each audit committee member is an “audit committee financial expert” as that term is defined in Item 401(h)(2) of Regulation S-K promulgated by the SEC and is “independent” of management within the meaning of the Marketplace Rules. The audit committee is responsible, among its other duties and responsibilities, for engaging, overseeing, evaluating and replacing our independent registered public accounting firm, pre-approving all audit and non-audit services by our independent registered public accounting firm, reviewing the scope of the audit plan and the results of each audit with management and our independent registered public accounting firm, reviewing the internal audit function, reviewing the adequacy of our system of internal accounting controls and disclosure controls and procedures, reviewing the financial statements and other financial information included in our annual and quarterly reports filed with the SEC, and exercising oversight with respect to our code of conduct and other policies and procedures regarding adherence with legal requirements.

In addition to their duties and responsibilities set forth in the committee charter, the audit committee has specified approval rights under the governance agreement. The governance agreement provides that, except as contemplated by the BTI merger agreement, the certificate of designation of the Series B preferred stock, the agreement governing the warrants issued to the Welsh Carson securityholders (the “Series B warrant agreement”) or our certificate of incorporation or bylaws, any transactions between ITC^DeltaCom or any subsidiary of ITC^DeltaCom and the Welsh Carson securityholders or any of their affiliates that are not subject to approval by the committee of independent directors generally must be approved by the audit committee, unless the Welsh Carson securityholders and their affiliates have no interest in any such transaction other than as beneficial owners of the common stock and are treated in the same manner as all other holders of the common stock.

Compensation Committee. The compensation committee, which held four meetings during the 2004 fiscal year, currently consists of Messrs. McCarley and Swani. Mr. McCarley has served on the compensation committee since January 2003. Mr. Swani has served on the compensation committee since October 2003 pursuant to the governance agreement. The compensation committee is responsible for establishing the compensation and benefits of our executive officers, monitoring compensation arrangements for management employees for consistency with corporate objectives and stockholders’ interests, and administering our stock incentive plan.

Committee of Independent Directors. In accordance with the governance agreement, the board of directors maintains a committee of independent directors currently consisting of Messrs. DeLucca, Lanier and McCarley. See “Arrangements Relating to the Board of Directors” for information about the director independence standards set forth in the governance agreement for service on the committee.

The duties and responsibilities of the committee of independent directors are defined in the governance agreement. The governance agreement provides that the following transactions must be approved by a determination of the committee:

•	any “squeeze-out transaction” (as defined in the governance agreement), merger or other business combination between ITC^DeltaCom and any affiliate of the Welsh Carson securityholders;

•	except as contemplated by the BTI merger agreement, the certificate of designation of the Series B preferred stock or the Series B warrant agreement, issuances of shares of capital stock by ITC^DeltaCom or any subsidiary of ITC^DeltaCom to the Welsh Carson securityholders or any of their affiliates;

•	sales of assets by ITC^DeltaCom or any subsidiary of ITC^DeltaCom to the Welsh Carson securityholders or any of their affiliates;

•	any action by the Welsh Carson securityholders or their affiliates to amend our certificate of incorporation or bylaws during the term of the governance agreement in a manner that would modify the rights of the parties under the governance agreement;

•	any enforcement or modification, amendment or waiver of any provision of the governance agreement, the BTI merger agreement, the Series B warrant agreement or our registration rights agreement with the Welsh Carson securityholders; and

•	any acquisition by the Welsh Carson securityholders or their affiliates of voting securities of ITC^DeltaCom in excess of limits specified in the governance agreement.

In connection with any specific determination of any matter to be made by the committee of independent directors, a director serving on the committee will not be deemed to be an independent director for purposes of participating in such determination, and will not be entitled to participate in such determination, if, in the judgment of the committee (other than such director), such director has an interest in such matter that would interfere with such director’s exercise of independent judgment in carrying out his responsibilities as a director.

New Directors Committee. In accordance with our bylaws, the board of directors maintains a new directors committee, which currently consists of Messrs. Almeida and McInerney. For so long as the Welsh Carson securityholders and their affiliates beneficially own voting securities of ITC^DeltaCom representing a majority of the outstanding primary voting power, the new directors committee, which is composed solely of WCAS designees, will have the exclusive right to designate a director for appointment to fill any vacancy created by the death, resignation, disqualification, removal or other cause of any WCAS designee or by an increase in the size of the board of directors implemented pursuant to the direction of the Welsh Carson securityholders.

Exemption From Nasdaq Director Independence Requirements

The common stock is listed and traded on the Nasdaq National Market. To maintain the listing of the common stock on the Nasdaq National Market, we are required to comply with applicable provisions of the Nasdaq Marketplace Rules, including the corporate governance standards of those rules. Subject to an exemption available to a “controlled company,” the Nasdaq Marketplace Rules require that a majority of a listed company’s board of directors be composed of “independent directors,” as defined in the Marketplace Rules, and that such independent directors exercise oversight responsibilities with respect to director nominations and executive compensation. We believe that ITC^DeltaCom is a “controlled company” and intend to rely on the controlled company exemption from these provisions. Marketplace Rule 4350(c)(5) defines a “controlled company” as “a company of which more than 50% of the voting power is held by an individual, a group or another company.” As described elsewhere in this report, a group of controlling affiliates of the investment funds that constitute Welsh, Carson, Anderson & Stowe, a private equity firm, has disclosed in its statements on Schedule 13D filed with the SEC that it is the beneficial owner of voting securities representing more than 50% of the voting power of ITC^DeltaCom. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about the beneficial ownership of our capital stock by the Welsh, Carson, Anderson & Stowe group. Even though it is a controlled company for purposes of the Marketplace Rules, ITC^DeltaCom nevertheless must apply with the requirements of those rules relating to the membership, qualifications and operations of the audit committee and mandating that “independent directors,” as defined in the Marketplace Rules, have regularly scheduled meetings at which only independent directors are present.

Director Compensation

Fees. Directors who are not employees of ITC^DeltaCom receive fees of $30,000 annually plus fees of $1,000 for each board meeting attended in person, $500 for each board meeting attended by conference telephone and $500 for each committee meeting attended, whether in person or by conference telephone. The chairman of the audit committee receives an additional fee of $5,000 annually. All such fees are paid in cash. Directors who are also employees of ITC^DeltaCom receive no fees for their service on the board of directors. All directors are entitled to reimbursement for their reasonable out-of-pocket travel expenditures.

Stock Option Grants. We have granted options to purchase 10,000 shares of common stock to each non-employee director under our stock incentive plan in connection with the initial election or appointment of such director to the board of directors. The option exercise price for these options is equal to 100% of the fair market value of the shares of common stock on the grant date. The options will become exercisable with respect to one third of the shares subject to the options on each of the first three anniversaries of the grant date and, if unexercised, will expire ten years after the grant date. As of March 15, 2005, options to purchase 70,000 shares of common stock were held by non-employee directors under the stock incentive plan.

Restricted Stock Unit Awards. In July 2004, we granted restricted stock unit awards under our stock incentive plan to each non-employee director then serving on the board of directors, other than William B. Timmerman. The restricted stock unit awards for each non-employee director, under which 2,000 shares of the common stock are subject to issuance, vest with respect to one third of the shares subject to such awards on each of the first three anniversaries of the date of grant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of the common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ITC^DeltaCom. The reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely upon a review of Section 16(a) reports furnished to us for fiscal 2004 or written representations that no other reports were required, we believe that our Section 16(a) reporting persons complied with all filing requirements for fiscal 2004, except as described below. Each of the following directors who served on our board of directors during 2004 did not file on a timely basis a report with respect to an award of restricted stock units for 2,000 shares of common stock as compensation for board service: John Almeida, Jr., Donald W. Burton, John J. DeLucca, Campbell B. Lanier, III, R. Gerald McCarley, Thomas E. McInerney, Anthony J. de Nicola, Sanjay Swani and Robert C. Taylor, Jr.

Code of Ethics

We have adopted a code of ethics applicable to our chief executive officer and our senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of this code in print without charge to any stockholder who requests a copy. Requests for copies may be directed to Corporate Secretary, ITC^DeltaCom, Inc., 7037 Old Madison Pike, Huntsville, Alabama 35806. We intend to disclose any amendments to this code, and any waiver of a provision of the code for the benefit of the Company’s directors, principal executive officer and senior financial officers, on our corporate web site at www.itcdeltacom.com within five business days following such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation.

Executive Compensation

The following table sets forth the compensation paid to our Chief Executive Officer, to each of our four other most highly compensated executive officers for fiscal 2004 who were serving as executive officers on December 31, 2004 and to one additional highly compensated executive officer for fiscal 2004 who ceased to serve as an executive officer in July 2004. These individuals are referred to collectively in this report as the “named executive officers.”

Summary Compensation Table

	Year			Long Term Compensation		All Other Compensation($)(7)
		Annual Compensation		Awards
Name and Principal Position		Salary ($)	Bonus ($)(4)	Restricted Stock Unit Awards($)(5)	Securities Underlying Options(#)(6)
Larry F. Williams(1) Chairman and Chief Executive Officer	2004 2003 2002	311,538 255,769 250,000	— 229,916 225,000	— 501,750 1,430,000	— — 411,379	85,666 63,587 45,807

John W. Braukman, III(2) Chief Operating Officer	2004 2003	138,462 56,561	— 200,000	— 160,000	— —	242,776 37,984

Andrew M. Walker(3) President, Business Services	2004 2003 2002	249,231 231,154 230,000	— 144,047 136,000	— 180,000 520,000	— — 307,218	26,675 36,695 38,062

Douglas A. Shumate Senior Vice President- Chief Financial Officer	2004 2003 2002	212,885 197,039 196,000	— 84,972 87,660	— 90,000 156,000	— — 197,074	19,540 14,921 25,838

J. Thomas Mullis Senior Vice President- Legal and Regulatory	2004 2003 2002	181,731 170,314 169,703	— 50,021 48,083	— 72,000 130,000	— — 167,634	17,919 29,775 31,137

Sara L. Plunkett Vice President-Finance	2004 2003 2002	116,827 108,513 107,993	— 37,408 36,717	— 9,000 —	— — 60,000	17,723 8,447 11,137

(1)	Mr. Williams resigned as Chairman and Chief Executive Officer effective on February 2, 2005.
(2)	John W. Braukman resigned as Chief Operating Officer effective on July 31, 2004.
(3)	Mr. Walker resigned as President, Business Services, effective on February 2, 2005.
(4)	Bonus amounts for 2004 are not calculable through the date of this report.
(5)

Represents the dollar value of restricted stock unit awards. The dollar value is calculated by multiplying the closing market price of the common stock on the date of grant by the number of shares subject to the restricted stock units awarded. This valuation does not take into account the diminution in value attributable to the restrictions applicable to the common stock subject to the restricted stock units. Subject to the executive’s continued employment by ITC^DeltaCom, the restricted stock unit awards vest with respect to one third of the shares subject to such awards on the date of grant of the award and on each of the second and third anniversaries of the date of grant. The restricted stock unit awards will fully vest upon the termination of an executive’s employment by ITC^DeltaCom as a result of the executive’s death or disability or termination without cause, or if the executive resigns for specified reasons. Any unvested portion of a restricted stock unit award will be forfeited upon the termination of an executive’s employment by ITC^DeltaCom for any other reason. Holders of restricted stock units will be entitled to receive, upon any payment by ITC^DeltaCom of a cash dividend on the outstanding common stock, a cash payment for each restricted stock unit held as of the record date for the dividend equal to the per-share dividend paid on the common stock. As of December 31, 2004, the total holdings of restricted stock units of the named executive officers (with one unit deemed equivalent to the value of one share of common stock) and the market value of such holdings based on the closing price of the common stock on the Nasdaq National Market on December 31, 2004 were as follows: 661,500 units ($1,131,165) for Mr. Williams; 240,000 units ($410,400) for Mr. Walker; 80,000 units ($136,800) for Mr. Shumate; 66,000 units ($112,860) for Mr. Mullis; and 9,000 units ($15,390) for Ms. Plunkett.

(6)	Represents, for 2002, options granted under the 1997 Stock Option Plan and options to purchase common stock granted after October 29, 2002 under the ITC^DeltaCom, Inc. Stock Incentive Plan. Represents, for 2003, options granted under the ITC^DeltaCom, Inc. Stock Incentive Plan. Under our plan of reorganization, all unexercised options under the ITC^DeltaCom 1997 Stock Option Plan were canceled as of October 29, 2002, the effective date of the plan. Holders did not receive any distribution in exchange for their canceled options.
(7)	The amounts shown in the “All Other Compensation” column consist of the following: (a) for Mr. Williams, $3,627 in fiscal 2004, $3,625 in fiscal 2003 and $3,516 in fiscal 2002 in term life insurance premiums; $4,000 in fiscal 2004, $4,000 in fiscal 2003 and $6,806 in fiscal 2002 in matching contributions to the our 401(k) retirement savings plan, referred to below as the “401(k) Plan”; $19,231 in fiscal 2002 in relocation assistance payments; $53,116 in fiscal 2004, $48,208 in fiscal 2003 and $11,454 in fiscal 2002 of incremental cost of personal use of corporate aircraft; and $24,923 in fiscal 2004, $7,754 in fiscal 2003 and $4,800 in fiscal 2002 in automobile allowance payments; (b) for Mr. Braukman, $472 in fiscal 2003 in health insurance premiums; $717 in fiscal 2004 in term life insurance premiums; $4,100 in fiscal 2004 in matching contributions to the 401(k) Plan; $55,745 in fiscal 2004 and $23,345 in fiscal 2003 for relocation expenses; $19,038 in fiscal 2004 and $14,167 in fiscal 2003 in payments for a split dollar life insurance policy; and $163,446 in fiscal 2004 for severance benefits; (c) for Mr. Walker, $3,701 in fiscal 2004, $3,564 in fiscal 2003 and $3,629 in fiscal 2002 in term life insurance premiums; $182 in fiscal 2004, $22,300 in fiscal 2003 and $22,300 in fiscal 2002 in split dollar life insurance premiums; $4,100 in fiscal 2004, $4,000 in fiscal 2003 and $7,333 in fiscal 2002 in matching contributions to the 401(k) Plan; and $18,692 in fiscal 2004, $6,831 in fiscal 2003 and $4,800 in fiscal 2002 in automobile allowance payments; (d) for Mr. Shumate, $505 in fiscal 2004, $486 in fiscal 2003 and $482 in fiscal 2002 in term life insurance premiums; $309 in fiscal 2004, $2,785 in fiscal 2003 and $2,785 in fiscal 2002 in split dollar life insurance premiums; $3,914 in fiscal 2004, $3,998 in fiscal 2003 and $7,333 in fiscal 2002 in matching contributions to the 401(k) Plan; incremental cost of personal use of corporate aircraft of $2,350 in fiscal 2004, $1,744 in fiscal 2003 and $10,438 in fiscal 2002; and $12,462 in fiscal 2004, $5,908 in fiscal 2003 and $4,800 in fiscal 2002 in automobile allowance payments; (e) for Mr. Mullis, $3,274 in fiscal 2004, $2,829 in fiscal 2003 and $1,977 in fiscal 2002 in term life insurance premiums; $1,199 in fiscal 2004, $17,500 in fiscal 2003 and $17,500 in fiscal 2002 in split dollar life insurance premiums; $4,100 in fiscal 2004, $4,000 in fiscal 2003 and $6,860 in fiscal 2002 in matching contributions to the 401(k) Plan; and $9,346 in fiscal 2004, $5,446 in fiscal 2003 and $4,800 in fiscal 2002 in automobile allowance payments; and (f) for Ms. Plunkett, $1,327 in fiscal 2004, $646 in fiscal 2003 and $677 in fiscal 2002 in term life insurance premiums; $9,658 in fiscal 2004, $3,001 in fiscal 2003 and $5,660 in fiscal 2002 in matching contributions to the 401(k) Plan; and $6,738 in fiscal 2004, $4,800 in fiscal 2003 and $4,800 in fiscal 2002 in automobile allowance payments.

Stock Option Grants in Fiscal 2004

There were no stock option grants in fiscal 2004 to the named executive officers.

Stock Option Exercises in Fiscal 2004

The following table sets forth information concerning all unexercised stock options held at the end of fiscal 2004 by the named executive officers. There were no stock option exercises in fiscal 2004 by the named executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Larry F. Williams	—	—	187,500	37,500	—	—
John W. Braukman	—	—	—	—	—	—
Andrew M. Walker	—	—	93,750	18,750	—	—
Douglas A. Shumate	—	—	62,500	12,500	—	—
J. Thomas Mullis	—	—	56,250	11,250	—	—
Sara L. Plunkett	—	—	50,000	10,000	—	—

Employment and Retention Agreements

We have entered into employment and retention agreements with the following executive officers pursuant to which each such executive officer is employed by ITC^DeltaCom in the capacity identified below.

Name	Position
Randall E. Curran	Chief Executive Officer
Richard E. Fish, Jr.	Chief Administrative Officer
Douglas A. Shumate	Senior Vice President-Chief Financial Officer
J. Thomas Mullis	Senior Vice President-Legal and Regulatory, and General Counsel

For information about our employment and retention agreements with Mr. Curran and Mr. Fish, see “Other Information–Entry into a Material Definitive Agreement–Executive Employment and Retention Agreements.”

We entered into the agreements with Mr. Shumate and Mr. Mullis as of August 13, 2004 to replace our prior agreements with these executive officers. Each of the agreements with Mr. Shumate and Mr. Mullis has an indefinite term, which will continue until employment terminates because the executive officer dies or becomes disabled, is terminated by ITC^DeltaCom, or resigns. Under the agreements, each executive officer is entitled to receive a base salary in an amount which is not less than his base salary immediately prior to the date of effectiveness of the agreement. Each agreement further provides that, in addition to the executive officer’s annual base salary, the executive officer may earn an annual bonus in cash and stock-based incentives in an amount to be established from time to time by ITC^DeltaCom.

Each of the agreements with Mr. Shumate and Mr. Mullis provides for the payment of severance benefits to the executive officer if we terminate the executive officer’s employment without cause or the executive officer resigns for good reason. For this purpose, “good reason” includes a material reduction in the executive officer’s position, authority, duties or responsibilities, a reduction in the executive officer’s compensation otherwise than as permitted by the agreement, and notification to the executive officer that his employment will be terminated otherwise than as permitted by the agreement. Upon such a termination, the executive officer will be entitled to receive the following:

•

a lump-sum payment equal to the executive officer’s annual base salary through the date of termination plus (a) a pro rata bonus for the year of termination equal to the higher of the last annual bonus paid to the executive officer, excluding the value of stock-based incentives, and the executive officer’s annual target bonus opportunity, in cash, then in effect and (b) any previously deferred compensation and accrued vacation pay, to the extent not previously paid;

•	a lump-sum payment equal to the sum of the executive officer’s annual base salary as in effect at the date of termination plus an amount equal to the higher of the last annual bonus paid to the executive officer, excluding the value of stock-based incentives, and the executive officer’s annual target bonus opportunity, in cash, then in effect; and

•	continued medical, prescription, dental and life insurance benefits for a minimum of one year, unless the executive officer is eligible to receive such benefits from a new employer.

In addition, upon such termination, all stock options, stock appreciation rights, awards of restricted stock and restricted stock units, and other equity-based awards granted to the executive officer will vest and become exercisable, and all restrictions and conditions applicable to such awards will be deemed to have lapsed or been fully satisfied.

If an executive officer is terminated with cause or the executive officer resigns without good reason, the executive officer will be entitled to receive only compensation accrued through the date of termination and any compensation previously deferred by the executive officer.

Severance Payments

Larry F. Williams resigned as our Chairman and Chief Executive Officer effective as of February 2, 2005. Under his employment and retention agreement with us, assuming his compliance with the provisions of the agreement, Mr. Williams is entitled to a lump-sum severance payment of approximately $1.8 million, which is an amount equal to three times the sum of his annual base salary as in effect at the date of his termination plus his highest specified target bonus opportunity, excluding the value of stock-based incentives. Until we pay this lump-sum amount, we intend to pay Mr. Williams, periodically in accordance with our normal payroll schedule, an amount based on his annual base salary as in effect at the date of his termination. Under his employment and retention agreement, Mr. Williams, who is age 62, is also entitled to continue receiving medical, prescription, dental and life insurance benefits until he attains at least age 65. As provided in his agreement, effective upon his termination, previously unvested stock options held by Mr. Williams for 37,500 shares of common stock and previously unvested restricted stock units held by Mr. Williams for 266,959 shares of common stock were vested.

Andrew M. Walker resigned as our President, Business Services effective as of February 2, 2005. Under his employment and retention agreement with us, assuming his compliance with the provisions of the agreement, Mr. Walker is entitled to a lump-sum severance payment of approximately $0.9 million, which is an amount equal to twice the sum of his annual base salary as in effect at the date of his termination plus his highest specified target bonus opportunity, excluding the value of stock-based incentives. Until we pay this lump-sum amount, we intend to pay Mr. Walker, periodically in accordance with our normal payroll schedule, an amount based on his annual base salary as in effect at the date of his termination. Under his employment and retention agreement, Mr. Walker, who is age 63, is also entitled to continue receiving medical, prescription, dental and life insurance benefits until he attains at least age 65. As provided in his agreement, effective upon his termination, previously unvested stock options held by Mr. Walker for 18,750 shares of our common stock and previously unvested restricted stock units held by Mr. Walker for 96,667 shares of common stock were vested.

On July 23, 2004, we and John W. Braukman entered into an employment separation and consulting agreement. Under the agreement, Mr. Braukman ceased to serve as our Chief Operating Officer as of July 31, 2004 and commenced service to us as a consultant for the six-month period from August 1, 2004 through February 1, 2005. For these services, the agreement provides for the payment to Mr. Braukman of a total of $120,000 and for the reimbursement of Mr. Braukman’s reasonable and customary expenses. The agreement also provides for bonus payments totaling $102,000 and a performance bonus of $116,667 with respect to

Mr. Braukman’s 2004 performance with us. The agreement further provides that, of the restricted stock units that we had previously awarded to Mr. Braukman in connection with his service as Chief Operating Officer, restricted stock units for 40,000 shares of common stock would vest in accordance with their terms and that all of Mr. Braukman’s remaining restricted stock units would be canceled. The agreement also entitled Mr. Braukman to continued medical, dental and life insurance benefits until February 1, 2005, to relocation expenses not to exceed $60,000 and to payment for accrued vacation time. In exchange for the foregoing compensation and benefits, Mr. Braukman agreed to customary waivers and releases with respect to any and all potential claims against us. We believe that Mr. Braukman has failed to comply with post-termination non-solicitation covenants in his nonsolicitation and confidentiality agreement with us and, accordingly, have ceased making payments and extending other benefits to Mr. Braukman under the employment separation and consulting agreement. Mr. Braukman is contesting this position and has filed suit against us seeking to compel payment under his employment and retention agreement.

Compensation Committee Interlocks and Insider Participation

The compensation committee of the board of directors during 2004 consisted of Sanjay Swani, R. Gerald McCarley and Donald W. Burton. No member of the compensation committee during 2004 was a former officer or employee of ITC^DeltaCom or any of its subsidiaries. For a description of transactions between ITC^DeltaCom and entities with which members of the compensation committee in 2004 are affiliated or associated, see “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership

The following tables present information regarding beneficial ownership of our common stock, Series A preferred stock and Series B preferred stock as of January 31, 2005. This information has been presented in accordance with SEC rules and is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, beneficial ownership of a class of capital stock includes any shares of such class as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option, warrant or other right, without regard to whether such right expires before the end of such 60-day period or continues thereafter. If two or more persons share voting power or investment power with respect to specific securities, all of such persons may be deemed to be the beneficial owners of such securities. Information with respect to persons other than the holders listed in the tables below that share beneficial ownership with respect to the securities shown is set forth following the tables.

As of February 28, 2005, 55,084,955 shares of common stock, 179,311 shares of the Series A preferred stock and 539,075 shares of the Series B preferred stock were outstanding.

Shares of the Series A preferred stock and Series B preferred stock are convertible at any time at the holder’s option into shares of the common stock according to a formula specified in the applicable preferred stock certificate of designation. The following tables and related notes do not include the additional shares of common stock that would be issuable by us upon conversion of the preferred stock from and after January 1, 2005 as a result of dividends that accrue on the Series A preferred stock from and after January 1, 2005, which is the date to which we have paid accrued dividends on the Series A preferred stock and the Series B preferred stock. The following tables and related notes also do not include any additional shares of preferred stock that we may issue within 60 days of January 31, 2005 as payment-in-kind dividends on the outstanding preferred stock. The information presented below assumes that any fractional shares of common stock otherwise issuable upon conversion of either series of the preferred stock or upon exercise of outstanding warrants issued on October 29, 2002 (the “Series A warrants”) or October 6, 2003 (the “Series B warrants”) will be rounded up to the nearest whole share of common stock. Preferred stock amounts set forth below have been rounded up to the nearest whole number.

Principal Stockholders

The following tables present, as of January 31, 2005, information based upon our records and filings with the SEC regarding each person, other than a director or executive officer of ITC^DeltaCom, known by us to be the beneficial owner of more than 5% of the common stock, the Series A preferred stock or the Series B preferred stock.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Magnolia Holding Company 3300 20th Avenue Valley, Alabama 36854	3,518,450	6.4

Welsh, Carson, Anderson & Stowe group 320 Park Avenue, Suite 2500 New York, New York 10022	49,504,172	65.4

Series A Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Basso Holdings Ltd. c/o Basso Capital 1281 E. Main St. Stanford, Connecticut 06902	9,450	5.3

Basso Multi-Strategy Holdings Fund Ltd. c/o Basso Capital 1281 E. Main St. Stanford, Connecticut 06902	9,450	5.3

CT Communications Northeast, Inc. c/o Lawrence Carlton 110 Great Rd. Bedford, Massachusetts 01730	14,170	7.9

Donald W. Burton P.O. Box 4643 Jackson, Wyoming 83001	23,616	13.2

J. Smith Lanier, II. c/o J. Smith Lanier & Co. P.O. Box 70 300 West Tenth Street West Point, Georgia 31833	23,469	13.1

Series B Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
Welsh, Carson, Anderson & Stowe group 320 Park Avenue, Suite 2500 New York, New York 10022	536,165	99.5

The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, based on the information available to us, we believe that the beneficial owners of the securities listed below have sole voting and investment power with respect to the shares shown.

The information concerning Magnolia Holding Company is based upon a statement on Schedule 13G filed with the SEC on May 19, 2003.

The information concerning the Welsh, Carson, Anderson & Stowe group is based upon our records and an amended statement on Schedule 13D/A filed with the SEC on November 18, 2004. The entities and individuals referred to below constitute the Welsh, Carson, Anderson & Stowe group. The members of the Welsh, Carson, Anderson & Stowe group, together with the other holders of the Series B preferred stock and some former affiliates or employees of Welsh, Carson, Anderson & Stowe, constitute the Welsh Carson securityholders referred to elsewhere in this annual report. The Welsh, Carson, Anderson & Stowe Group reports that Welsh, Carson, Anderson & Stowe VIII, L.P. shares voting and investment power with respect to all of the securities shown with the following other members of the Welsh, Carson, Anderson & Stowe group: WCAS VIII Associates, L.L.C., WCAS Capital Partners III, L.P., Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E. McInerney, Robert A. Minicucci, Anthony J. de Nicola, Paul B. Queally, Jonathan M. Rather, D. Scott Mackesy, John D. Clark, James R. Matthews and Sanjay Swani. The foregoing individuals are the managing members of WCAS VIII Associates, L.L.C., the sole general partner of Welsh, Carson, Anderson & Stowe VIII, L.P., and the managing members of WCAS CP III Associates, L.L.C., the sole general partner of WCAS Capital Partners III, L.P.

The shares of common stock shown as beneficially owned by the Welsh, Carson, Anderson & Stowe group include the following: 25,848,113 shares of common stock held of record by Welsh, Carson, Anderson & Stowe VIII, L.P. and 16,624,920 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Welsh, Carson, Anderson & Stowe VIII, L.P.; 1,951,715 shares of common stock held of record by WCAS Capital Partners III, L.P. and 3,347,498 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by WCAS Capital Partners III, L.P.; 235,932 shares of common stock held of record by each of Patrick J. Welsh and Russell L. Carson, and 136,810 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by each of Messrs. Welsh and Carson; 192,932 shares of common stock held of record by Bruce K. Anderson and 134,921 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Mr. Anderson; 43,000 shares of common stock held of record by Mary R. Anderson TTEE U/A dated 12/03/2003 Bruce K. Anderson Intangible Trust and 1,889 shares of common stock issuable upon conversion of Series B preferred stock held of record by Mary R. Anderson TTEE U/A dated 12/03/2003 Bruce K. Anderson Intangible Trust; 240,483 shares of common stock held of record by Thomas E. McInerney and 139,356 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Mr. McInerney; 83,185 shares of common stock held of record by Robert A. Minicucci and 48,291 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Mr. Minicucci; 28,766 shares of common stock held of record by Anthony J. de Nicola and 16,125 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Mr. de Nicola; 16,630 shares of common stock held of record by Paul B. Queally and 9,873 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Mr. Queally; 5,549 shares of common stock held of record by Jonathan M. Rather and 3,283 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Mr. Rather; 3,288 shares of common stock held of record by D. Scott

Mackesy and 2,207 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Mr. Mackesy; 2,418 shares of common stock held of record by James R. Matthews and 764 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Mr. Matthews; and 8,701 shares of common stock held of record by Sanjay Swani and 4,781 shares of common stock issuable upon conversion of Series B preferred stock and upon exercise of Series B warrants held of record by Mr. Swani.

The shares of Series B preferred stock shown as beneficially owned by the Welsh, Carson, Anderson & Stowe group include the following: 442,221 shares of Series B preferred stock held of record by Welsh, Carson, Anderson & Stowe VIII, L.P.; 77,278 shares of Series B preferred stock held of record by WCAS Capital Partners III, L.P.; 3,594 shares of Series B preferred stock held of record by each of Messrs. Welsh and Carson; 3,538 shares of Series B preferred stock held of record by Mr. Anderson; 57 shares of Series B preferred stock held of record by Mary R. Anderson TTEE U/A dated 12/03/2003 Bruce K. Anderson Intangible Trust; 3,671 shares of Series B preferred stock held of record by Mr. McInerney; 1,271 shares of Series B preferred stock held of record by Mr. Minicucci; 413 shares of Series B preferred stock held of record by Mr. de Nicola; 261 shares of Series B preferred stock held of record by Mr. Queally; 87 shares of Series B preferred stock held of record by Mr. Rather; 55 shares of Series B preferred stock held of record by Mr. Mackesy; 12 shares of Series B preferred stock held of record by Mr. Matthews; and 120 shares of Series B preferred stock held of record by Mr. Swani.

The shares of Series A preferred stock shown as beneficially owned by Donald W. Burton consist of the following: 5,904 shares of Series A preferred stock held of record by The Burton Partnership, Limited Partnership, and 17,712 shares of Series A preferred stock held of record by The Burton Partnership (QP), Limited Partnership. Mr. Burton is the general partner of The Burton Partnership, Limited Partnership, and The Burton Partnership (QP), Limited Partnership.

The shares of Series A preferred stock shown as beneficially owned by J. Smith Lanier, II include 4,871 shares of Series A preferred stock held of record by Mr. Lanier’s spouse, for which Mr. Lanier shares voting and investment power.

Investment in ITC^DeltaCom by Directors and Executive Officers

The following tables present, as of February 28, 2005, information regarding the beneficial ownership of the common stock, the Series A preferred stock and the Series B preferred stock by the following persons:

•	each director;

•	the Chief Executive Officer and the other named executive officers in the summary compensation table appearing under “Executive Compensation”; and

•	all directors and executive officers as a group.

Common Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
John Almeida, Jr.	5,112	*
John W. Braukman, III	45,000	*
John J. DeLucca	6,666	*
Anthony J. de Nicola	49,507,505	65.4
Campbell B. Lanier, III	993,750	1.8
R. Gerald McCarley	7,666	*
Thomas E. McInerney	49,507,505	65.4
J. Thomas Mullis	111,371	*
Sara L. Plunkett	52,250	*
Douglas A. Shumate	162,656	*
Sanjay Swani	49,507,505	65.4
Andrew M. Walker	372,224	*
Larry F. Williams	1,158,784	2.1
All directors and executive officers as a group (15 persons)	52,429,650	72.2

*	Less than one percent.

Series A Preferred Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
John Almeida, Jr.	—	—
John W. Braukman, III	—	—
John J. DeLucca	—	—
Anthony J. de Nicola	—	—
Campbell B. Lanier, III	45,526	23.7
R. Gerald McCarley	—	—
Thomas E. McInerney	—	—
J. Thomas Mullis	—	—
Sara L. Plunkett	—	—
Douglas A. Shumate	2,362	1.3
Sanjay Swani	—	—
Andrew M. Walker	—	—
Larry F. Williams	—	—
All directors and executive officers as a group (15 persons)	44,888	25.0

Series B Preferred Stock

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (%)
John Almeida, Jr.	44	*
John W. Braukman, III	—	—
John J. DeLucca	—	—
Anthony J. de Nicola	536,165	99.5
Campbell B. Lanier, III	—	—
R. Gerald McCarley	—	—
Thomas E. McInerney	536,165	99.5
J. Thomas Mullis	—	—
Sara L. Plunkett	—	—
Douglas A. Shumate	—	—
Sanjay Swani	536,165	99.5
Andrew M. Walker	—	—
Larry F. Williams	—	—
All directors and executive officers as a group (15 persons)	354,535	99.4

*	Less than one percent.

The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator for calculating beneficial ownership percentages may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of the securities listed below have sole voting and investment power with respect to the shares shown.

The shares of common stock shown as beneficially owned by John Almeida, Jr. include 1,444 shares of common stock issuable upon the conversion of Series B preferred stock held of record by Mr. Almeida and 396 shares of common stock issuable upon the exercise of Series B warrants held of record by Mr. Almeida. Mr. Almeida is a general partner of Welsh, Carson, Anderson & Stowe and a Welsh Carson securityholder.

The shares of common stock shown as beneficially owned by John W. Braukman, III include 40,000 shares of common stock subject to restricted stock units that have vested.

The shares of common stock shown as beneficially owned by John J. DeLucca consist of 6,666 shares of common stock that Mr. DeLucca has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options.

The information concerning Anthony J. de Nicola is based upon our records and an amended statement on Schedule 13D/A filed by the Welsh, Carson, Anderson & Stowe group with the SEC on November 18, 2004. The shares of common stock shown as beneficially owned by Mr. de Nicola include 3,333 shares of common stock that Mr. de Nicola has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options. In addition, Mr. de Nicola reports that he shares voting and investment power with respect to all of the shares of common stock and Series B preferred stock shown with Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS VIII Associates, L.L.C., WCAS Capital Partners III, L.P., WCAS CP III Associates, L.L.C., Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E. McInerney, Robert A. Minicucci, Paul B. Queally, Jonathan M. Rather, D. Scott Mackesy, John D. Clark, James R. Matthews and Sanjay Swani. Mr. de Nicola is a managing member of WCAS VIII Associates, L.L.C., the sole general partner of Welsh, Carson, Anderson &

Stowe VIII, L.P., and a managing member of WCAS CP III Associates, L.L.C., the sole general partner of WCAS Capital Partners III, L.P. For additional information concerning the nature of Mr. de Nicola’s beneficial ownership of the common stock and Series B preferred stock, see the information above under “Principal Stockholders” with respect to the security ownership of the Welsh, Carson, Anderson & Stowe group.

The shares of common stock shown as beneficially owned by Campbell B. Lanier, III include the following: 1,765 shares of common stock held of record by Brown Investment Partners, L.P., of which Mr. Lanier serves as general partner; 10,939 shares of common stock issuable upon conversion of Series A preferred stock held of record by Brown Investment Partners, L.P.; 1,789 shares of common stock issuable upon exercise of Series A warrants held of record by Brown Investment Partners, L.P.; 733,258 shares of common stock issuable upon conversion of Series A preferred stock held of record by Mr. Lanier; 119,908 shares of common stock issuable upon exercise of Series A warrants held of record by Mr. Lanier; and 6,666 shares of common stock that Mr. Lanier has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options. The shares of Series A preferred stock shown as beneficially owned by Mr. Lanier include 626 shares of Series A preferred stock held of record by Brown Investment Partners, L.P.

The shares of common stock shown as beneficially owned by R. Gerald McCarley include 6,666 shares of common stock that Mr. McCarley has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options.

The information concerning Thomas E. McInerney is based upon our records and an amended statement on Schedule 13D/A filed by the Welsh, Carson, Anderson & Stowe group with the SEC on November 18, 2004. The shares of common stock shown as beneficially owned by Mr. McInerney include 3,333 shares of common stock that Mr. McInerney has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options. In addition, Mr. McInerney reports that he shares voting and investment power with respect to all of the shares of common stock and Series B preferred stock shown with Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS VIII Associates, L.L.C., WCAS Capital Partners III, L.P., WCAS CP III Associates, L.L.C., Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Anthony J. de Nicola, Robert A. Minicucci, Paul B. Queally, Jonathan M. Rather, D. Scott Mackesy, John D. Clark, James R. Matthews and Sanjay Swani. Mr. McInerney is a managing member of WCAS VIII Associates, L.L.C., the sole general partner of Welsh, Carson, Anderson & Stowe VIII, L.P., and a managing member of WCAS CP III Associates, L.L.C., the sole general partner of WCAS Capital Partners III, L.P. For additional information concerning the nature of Mr. McInerney’s beneficial ownership of common stock and Series B preferred stock, see the information above under “Principal Stockholders” with respect to the security ownership of the Welsh, Carson, Anderson & Stowe group.

The shares of common stock shown as beneficially owned by J. Thomas Mullis include 56,250 shares that Mr. Mullis has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options and 37,333 shares of common stock subject to restricted stock units that have vested. The shares of common stock shown as beneficially owned by Mr. Mullis for which he shares voting and investment power include 17,724 shares credited to Mr. Mullis’s participant account in our 401(k) retirement savings plan, which are voted by the plan’s trustees.

The shares of common stock shown as beneficially owned by Sara L. Plunkett include 50,000 shares that Ms. Plunkett has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options and 2,250 shares of common stock subject to restricted stock units that have vested.

The shares of common stock shown as beneficially owned by Douglas A. Shumate include the following: 41,328 shares of common stock issuable upon conversion of Series A preferred stock held of record by Mr. Shumate and 6,759 shares of common stock issuable upon exercise of Series A warrants held of record by Mr. Shumate; 62,500 shares of common stock that Mr. Shumate has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options; 45,000 shares of common stock subject to restricted stock units that have vested; 14 shares of common stock owned of record by Mr. Shumate’s spouse; and 246 shares of common stock credited to Mr. Shumate’s participant account in our 401(k) retirement savings plan, which are voted by the plan’s trustees. Mr. Shumate shares voting and investment power with respect to the shares held of record by his spouse.

The information concerning Sanjay Swani is based upon our records and an amended statement on Schedule 13D/A filed by the Welsh, Carson, Anderson & Stowe group with the SEC on November 18, 2004. The shares of common stock shown as beneficially owned by Mr. Swani include 3,333 shares of common stock that Mr. Swani has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options. In addition, Mr. Swani reports that he shares voting and investment power with respect to all of the shares of common stock and Series B preferred stock shown with Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS VIII Associates, L.L.C., WCAS Capital Partners III, L.P., WCAS CP III Associates, L.L.C., Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E. McInerney, Robert A. Minicucci, Paul B. Queally, Jonathan M. Rather, D. Scott Mackesy, John D. Clark, James R. Matthews and Anthony J. de Nicola. Mr. Swani is a managing member of WCAS VIII Associates, L.L.C., the sole general partner of Welsh, Carson, Anderson & Stowe VIII, L.P., and a managing member of WCAS CP III Associates, L.L.C., the sole general partner of WCAS Capital Partners III, L.P. For additional information concerning the nature of Mr. Swani’s beneficial ownership of the common stock and Series B preferred stock, see the information above under “Principal Stockholders” with respect to the security ownership of the Welsh, Carson, Anderson & Stowe group.

The shares of common stock shown as beneficially owned by Andrew M. Walker include the following: 112,500 shares of common stock that Mr. Walker has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options; 240,000 shares of common stock subject to restricted stock units that have vested; 18,614 shares of common stock credited to Mr. Walker’s participant account in our 401(k) retirement savings plan, which are voted by the plan’s trustees; and one share held of record by Mr. Walker’s wife, for which Mr. Walker shares voting and investment power.

The shares of common stock shown as beneficially owned by Larry F. Williams include the following: 271,999 shares held of record by Mr. Williams’s wife, for which Mr. Williams shares voting and investment power; 225,000 shares of common stock that Mr. Williams has the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options; and 661,500 shares of common stock subject to restricted stock units that have vested.

The shares of common stock shown as beneficially owned by all directors and executive officers as a group include the following: a total of 1,026,083 shares of common stock subject to restricted stock units that have vested; a total of 620,746 shares of common stock that all directors and executive officers as a group have the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of stock options; a total of 36,584 shares of common stock credited to the participant accounts of the executive officers in our 401(k) retirement savings plan, which are voted by the plan’s trustees; a total of 12,924,904 shares of common stock that all directors and executive officers as a group have the right to acquire within 60 days of February 28, 2005 pursuant to the conversion of preferred stock; and 2,931,793 shares of common stock that all directors and executive officers as a group have the right to purchase within 60 days of February 28, 2005 pursuant to the exercise of warrants.

Equity Compensation Plan Information

The table below provides information relating to our equity compensation plans as of December 31, 2004. As of that date, our sole equity compensation plan was the ITC^DeltaCom, Inc. Stock Incentive Plan. In accordance with our plan of reorganization, the board of directors adopted the stock incentive plan effective on October 29, 2002. The stock incentive plan was amended and restated in October 2003 and approved as amended and restated by stockholders at our 2003 annual meeting on December 18, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	294,500(3)		$3.68(5)	2,818,823(6)
Equity compensation plans not approved by security holders (2)	4,186,677(4)		$2.97(5)	—
Total	4,481,177(3)	(4)	$3.02(5)	2,818,823(6)

(1)	Information shown relates to awards made under the stock incentive plan following stockholder approval of the plan on December 18, 2003.
(2)	Information shown relates to awards made under the stock incentive plan before stockholder approval of the plan on December 18, 2003.
(3)	Includes 115,000 shares of common stock subject to issuance pursuant to restricted stock units outstanding as of December 31, 2004.
(4)	Includes 1,563,000 shares of common stock subject to issuance pursuant to restricted stock units outstanding as of December 31, 2004.
(5)	Assumes a weighted-average exercise price of $0 with respect to each restricted stock unit outstanding as of December 31, 2004.
(6)	Represents shares of common stock remaining available for issuance pursuant to awards under the stock incentive plan as of December 31, 2004. Any or all of such shares of common stock may be issued pursuant to awards under the stock incentive plan other than upon the exercise of an option, warrant or right.

The purpose of the stock incentive plan is to enable ITC^DeltaCom to recruit, reward, retain and motivate officers, employees, directors and other plan participants who are providing services to ITC^DeltaCom or its affiliates on a basis competitive with industry practices. Under the stock incentive plan, we may issue up to 7,300,000 shares of common stock. Shares subject to awards which are forfeited or canceled, or which expire or are settled in cash, will become eligible for issuance under future awards. If options are exercised by tendering shares in payment of the exercise price, the number of shares issued net of the shares tendered will be deemed issued for purposes of determining the number of shares available for future issuance.

Awards under the stock incentive plan may be made in the form of stock options (which may be either incentive stock options or non-qualified stock options), restricted stock, restricted stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing.

As of December 31, 2004, 2,803,177 shares of common stock were subject to issuance upon the exercise of outstanding stock options and 1,678,000 shares of common stock were subject to issuance pursuant to outstanding restricted stock units.

The compensation committee of the board of directors administers the stock incentive plan and has the authority to designate eligible participants and determine the types of awards to be granted and the conditions and limitations applicable to those awards. The board of directors may authorize amendments to the stock incentive plan without stockholder approval except in circumstances prescribed by applicable law or regulation or the Nasdaq Marketplace Rules. The stock incentive plan will terminate on the tenth anniversary of the date of stockholder approval of the plan.

Item 13.	Certain Relationships and Related Transactions.

We have adopted a policy requiring that any material transactions between ITC^DeltaCom and certain persons or entities affiliated with officers, directors or principal stockholders of ITC^DeltaCom be on terms no less favorable to us than reasonably could have been obtained in arm’s-length transactions with independent third parties.

The following is a summary of certain transactions during the year ended December 31, 2004 among ITC^DeltaCom and its directors, executive officers, beneficial owners of more than 5% of its common stock or either series of its preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

Transaction With SCANA Corporation and Subsidiaries

We entered into the transactions with SCANA Corporation and its subsidiaries described below. William B. Timmerman, a director of ITC^DeltaCom in 2004 until his resignation on October 25, 2004, serves as Chairman, Chief Executive Officer and President of SCANA. Before our plan of reorganization, SCANA was the beneficial owner of more than 5% of our formerly outstanding common stock, Series A preferred stock, Series B-1 preferred stock and Series B-2 preferred stock. On October 29, 2002, in exchange for the cancellation of these securities under our plan of reorganization, and as a result of its investment in the currently outstanding Series A preferred stock, SCANA became the beneficial owner of more than 5% of the common stock and the Series A preferred stock. SCANA maintained beneficial ownership of more than 5% of the common stock and Series A preferred stock until December 2004.

Retail Services. We provide retail services, including local and long distance telephone services, data services and Internet access, to SCANA and some of SCANA’s subsidiaries. We billed those entities a total of approximately $944,000 for such services for 2004.

Leases. We lease office space and space for telecommunications switching equipment at various locations in Columbia, South Carolina from a subsidiary of SCANA. Under the lease agreements, we paid approximately $273,000 for 2004.

Transactions With KNOLOGY, Inc. and Subsidiaries

We entered into the transactions with KNOLOGY, Inc. and its subsidiaries described below. Two of our directors in 2004, Campbell B. Lanier, III and Donald W. Burton, have reported that they beneficially own approximately 6.4% and 5.6%, respectively, of the outstanding voting common stock of KNOLOGY as of January 31, 2005. One of our significant stockholders in 2004, SCANA Corporation, has reported that it beneficially owned, during at least a portion of 2004, 12.0% of KNOLOGY’s outstanding voting stock and all outstanding shares of KNOLOGY’s non-voting common stock. Mr. Lanier serves as Chairman of KNOLOGY’s board of directors and Mr. Burton serves as a director of KNOLOGY.

We have sold capacity on our fiber optic network to KNOLOGY and one of its subsidiaries, Interstate Telephone Company. We also have provided long distance and carrier-switched long distance service to KNOLOGY and its subsidiaries, Interstate Telephone Company and Valley Telephone Company. We provide directory assistance and operator service to KNOLOGY and some of its subsidiaries. We recorded revenues for all of these services for 2004 of approximately $1.9 million. We also recorded revenues for 2004 of $164,000 from the sale of equipment to KNOLOGY.

We purchased feature group access and other services from KNOLOGY and its subsidiaries totaling approximately $689,000 for 2004.

Transactions With the Welsh, Carson, Anderson & Stowe Group

Since October 29, 2002, the members from time to time of the Welsh, Carson, Anderson & Stowe group have collectively constituted our largest common stockholder. The current members of the Welsh, Carson,

Anderson & Stowe group are Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS VII Associates, L.L.C., WCAS Capital Partners II, L.P., WCAS CP III Associates, L.L.C., Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E. McInerney, Robert A. Minicucci, Anthony J. de Nicola, Paul B. Queally, Jonathan M. Rather, D. Scott Mackesy, John D. Clark, James R. Matthews and Sanjay Swani. Welsh, Carson, Anderson & Stowe is a private equity investment firm. The current members of the Welsh, Carson, Anderson & Stowe group, together with certain former affiliates and former and current employees of Welsh, Carson, Anderson & Stowe, constitute the Welsh Carson securityholders referred to elsewhere in this report. The Welsh, Carson, Anderson & Stowe group initially became a stockholder of ITC^DeltaCom in October 2002 when it acquired 49.3% of the then-outstanding shares of the common stock pursuant to our plan of reorganization. It acquired these shares of common stock in exchange for the cancellation of approximately $225.9 million principal amount of our old senior notes it held on the plan’s effective date. The group has subsequently increased its ownership of our voting securities. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information concerning the beneficial ownership of our capital stock by the Welsh, Carson, Anderson & Stowe group as of February 28, 2005.

On November 12, 2004, we completed the issuance and sale to Welsh, Carson, Anderson & Stowe VIII, L.P. and its affiliates and associates who are parties to the BTI merger agreement of a total of 150,000 shares of the Series B preferred stock at a price of $100 per share and for a total cash purchase price of $15.0 million. The sale represented the remaining cash investment available under the BTI merger agreement.

Transactions With Affiliates of Campbell B. Lanier, III

We are the joint owner of an aircraft with KNOLOGY, Inc., an entity owned by one of our directors and stockholders, Campbell B. Lanier, III, an entity affiliated with J. Smith Lanier, II, who is the beneficial owner of more than 5% of the Series A preferred stock, and others. We own approximately 1% of the aircraft, which we use for corporate purposes. We and the other owners of the aircraft pay third parties for air travel services related to the operation, storage and maintenance of the aircraft. We pay our proportionate share of the fees and expenses associated with these air travel services based on our use of the aircraft. ITC Holding Company, LLC, which is a single-member limited liability company managed and wholly owned by Mr. Lanier, provided us with the foregoing air travel services in 2004. During 2004, we paid ITC Holding Company, LLC a total of approximately $559,000 for these services and a total of approximately $38,000 for the use of business conference facilities. We recorded revenues of approximately $38,000 for 2004 for telecommunications services we furnished to ITC Holding Company, LLC.

During 2004, we recorded revenues of $298,000 for telecommunication services that we furnished to ITC Financial Services, LLC and revenues of $429,000 for telecommunication services that we furnished to PRE Solutions, Inc. Mr. Lanier is an officer and significant stockholder of each of these entities.

Transactions With Affiliates of J. Smith Lanier, II

J. Smith Lanier, II is the beneficial owner of more than 5% of the Series A preferred stock as a result of the investment he made on October 29, 2002 in connection with our plan of reorganization. Mr. Lanier also is the Chairman and a significant stockholder of J. Smith Lanier & Co., an insurance placement company. We entered into the transactions with J. Smith Lanier & Co. described below.

Insurance Brokerage Services. J. Smith Lanier & Co. has provided us with insurance brokerage services, including the negotiation and acquisition on our behalf of various insurance policies with third-party insurers. Of the $2.7 million we delivered to J. Smith Lanier & Co. in 2004, $185,000 was for risk management services provided by J. Smith Lanier & Co. and the remainder represented gross premiums for insurance policies issued by third parties.

Retail Services. We provide retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Revenue attributable to J. Smith Lanier & Co. for our provision of these services totaled approximately $634,000 for 2004.

Other Transactions

CT Communications Northeast, Inc., a wholly owned subsidiary of CT Communications, Inc., became the beneficial owner of over 5% of the Series A preferred stock in December 2004 as a result of the conversion of Series A preferred stock by SCANA. CT Communications, Inc. purchases operator services from us. We billed CT Communications approximately $810,000 for these services for 2004.

Item 14.	Principal Accountant Fees and Services.

Fees

The following table sets forth the aggregate fees billed by BDO Seidman, LLP, our independent registered public accounting firm, to ITC^DeltaCom for 2003 and 2004.

	2004	2003
Audit services	$848,540	$321,200
Audit-related services	115,888	143,237
Tax services	—	—
All other fees	—	—

Total	$964,428	$464,437

The audit committee of the board of directors considered whether the provision by BDO Seidman of services for the fees identified above under “Audit-related services” was compatible with maintaining the independence of such independent accountants.

Audit Services. Audit services include services performed by BDO Seidman to comply with generally accepted auditing standards related to the audit and review of our financial statements. The audit fees shown above for 2003 and 2004 were incurred principally for services rendered in connection with the audit of our consolidated financial statements and associated filings with the SEC.

Audit-Related Services. Audit-related services include assurance and related services that are traditionally performed by independent auditors. The audit-related fees shown above for 2003 and 2004 were incurred in connection with audits of our employee benefit plans and general non-audit accounting consultation concerning financial reporting, disclosure matters and new accounting pronouncements.

Pre-Approval Policy

The audit committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. In March 2003, the audit committee established a policy that provides for the general pre-approval of specific types of services. Pre-approval under this policy is generally provided for up to one year, is detailed as to the particular services or categories of services that are pre-approved, and specifies fee limits for each service or category of service. Our independent registered public accounting firm and management are required to report periodically to the audit committee regarding the services provided by, and fees payable to, the independent registered public accounting firm in accordance with this pre-approval.

During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the audit committee requires specific pre-approval before engaging the independent registered public accounting firm. The audit committee’s has delegated to its chairman the authority to address any requests for pre-approval of services between audit committee meetings. The chairman must report any pre-approval decisions to the audit committee at its next scheduled meeting.

During 2004, services accounting for approximately 24% of the audit-related fees billed by BDO Seidman to ITC^DeltaCom were pre-approved in accordance with the general pre-approval policy. Services accounting for the remainder of such billed fees were pre-approved on an engagement-by-engagement basis by the audit committee or its authorized delegate.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of ITC^DeltaCom appear on pages F-2 through F-47 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

ITC^DeltaCom–December 31, 2004

ITC^DeltaCom–December 31, 2003

Consolidated Statements of Operations:

ITC^DeltaCom–for the year ended December 31, 2004

ITC^DeltaCom–for the year ended December 31, 2003

Successor ITC^DeltaCom–for the period from October 30, 2002 to December 31, 2002

Predecessor ITC^DeltaCom–for the period from January 1, 2002 to October 29, 2002

Consolidated Statements of Stockholders’ Equity (Deficit):

ITC^DeltaCom–for the year ended December 31, 2004

ITC^DeltaCom–for the year ended December 31, 2003

Successor ITC^DeltaCom–for the period from October 30, 2002 to December 31, 2002

Predecessor ITC^DeltaCom–for the period from January 1, 2002 to October 29, 2002

Consolidated Statements of Cash Flows:

ITC^DeltaCom–for the year ended December 31, 2004

ITC^DeltaCom–for the year ended December 31, 2003

Successor ITC^DeltaCom–for the period from October 30, 2002 to December 31, 2002

Predecessor ITC^DeltaCom–for the period from January 1, 2002 to October 29, 2002

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto on pages S-1 and S-2:

Report of Independent Registered Public Accounting Firm as to Schedule.

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

Exhibit Number	Exhibit Description

2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”), and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.3	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.4	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference.

4.5	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to the 2004 Form S-3 and incorporated herein by reference.

4.6	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.7	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Agreement, dated January 14, 1997, between DeltaCom, Inc. and SCANA Communications, Inc. for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to the 1997 Form S-4 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.3.1	Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as Exhibit 10.94 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683) (the “1997 Form S-1”), and incorporated herein by reference.

10.3.2	First Amendment to Sale and Purchase Agreement, dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC^DeltaCom, Filed as Exhibit 10.95 to the 1997 Form S-1 and incorporated herein by reference.

10.4	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.5.1	Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.49.1 to the 2000 Form 10-K and incorporated herein by reference.

10.5.2	First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.2 to the 2000 Form 10-K and incorporated herein by reference.

10.5.3	Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.3 to the 2000 Form 10-K and incorporated herein by reference.

10.6	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

+10.7.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 333-41723) and incorporated herein by reference.

10.7.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

++10.7.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 (the “2003 Form 10-K”) and incorporated herein by reference.

10.8.1	Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the “Master Lease Agreement”). Filed as Exhibit 10.47.1 to the 2000 Form 10-K and incorporated herein by reference.

10.8.2	Form of Equipment Schedule to the Master Lease Agreement. Filed as Exhibit 10.47.2 to the 2000 Form 10-K and incorporated herein by reference.

10.8.3	Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC Capital Corporation. Filed as Exhibit 10.47.3 to the 2000 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.8.4	Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2001 and incorporated herein by reference.

10.8.5	Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.37.5 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.8.6	Amendment to the Schedules and the Leases, dated as of October 29, 2002, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors. Filed as Exhibit 99.4 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on November 1, 2002, and incorporated herein by reference.

10.8.7	Second Amendment to the Schedules and the Leases, dated as of October 6, 2003, among Interstate FiberNet, Inc., ITC^DeltaCom Communications, Inc., NTFC Capital Corporation and General Electric Capital Corporation. Filed as Exhibit 10.8.7 to the 2003 Form 10-K and incorporated herein by reference.

10.9.1	Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc., as Lessee (the “GECC Master Lease Agreement”). Filed as Exhibit 10.42.1 to the 2001 Form 10-K and incorporated herein by reference.

10.9.2	Form of Equipment Schedule to the GECC Master Lease Agreement. Filed as Exhibit 10.42.2 to the 2001 Form 10-K and incorporated herein by reference.

+10.10.1	Purchase and License Agreement, Contract No. ITC2003PLA, dated June 23, 2003, between Nortel Networks Inc. and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc. (the “Purchase and License Agreement”). Filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2003 (the “August 2003 Form 10-Q”) and incorporated herein by reference.

10.10.2	Amendment No. 1 to the Purchase and License Agreement. Filed as Exhibit 10.1.2 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.3	Commitment Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.3 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.4	Optical Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.4 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.5	Switching Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.5 to the August 2003 Form 10-Q and incorporated herein by reference.

10.10.6	Technical Information Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.6 to the August 2003 Form 10-Q and incorporated herein by reference.

10.11.1	Second Amended and Restated Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc. as Borrower, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Lenders named therein, as Lender Parties, and Wells Fargo Bank Minnesota, National Association, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.11.2	Second Amended and Restated Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to Wells Fargo Bank Minnesota, National Association, as Collateral Agent. Filed as Exhibit 10.11.2 to the 2003 Form 10-K and incorporated herein by reference.

10.11.3	Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders on the signature pages thereof, and General Electric Capital Corporation, as administrative agent and collateral agent. Filed as Exhibit 10.5 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.11.4	Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to General Electric Capital Corporation, as Collateral Agent. Filed as Exhibit 10.11.4 to the 2003 Form 10-K and incorporated herein by reference.

10.11.5	Intercreditor and Subordination Agreement, dated as of October 6, 2003, by and among the First Lien Agent, the First Lien Lenders, the Second Lien Agent, the Second Lien Lenders and the Loan Parties (as defined therein). Filed as Exhibit 10.11.5 to the 2003 Form 10-K and incorporated herein by reference.

10.12.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among ITC^DeltaCom, Inc., 8DBC1 Corp., BTI Telecom Corp. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 2.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.12.2	Governance Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Larry F. Williams, Campbell B. Lanier, III and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc., SCANA Corporation, Campbell B. Lanier, III and the other Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.15.1	Purchase Agreement, dated as of August 22, 2002, as amended, among ITC^DeltaCom, Inc., the several Purchasers named therein and ITC Holding Company, Inc. Filed as Exhibit 10.29.1 to the 2002 Form 10-K and incorporated herein by reference.

10.15.2	Purchase Agreement, dated as of August 22, 2002, as amended, between ITC^DeltaCom, Inc. and SCANA Corporation. Filed as Exhibit 10.29.2 to the 2002 Form 10-K and incorporated herein by reference.

10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “December 2003 Form S-8”) and incorporated herein by reference.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

*10.17	Description of ITC^DeltaCom, Inc. Annual Bonus Plan.

10.18	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to the 1997 Form S-1 and incorporated herein by reference.

10.19	Letter Agreement, dated as of October 27, 2003, between Larry F. Williams and ITC^DeltaCom, Inc. Filed as Exhibit 10.19 to the 2003 Form 10-K and incorporated herein by reference.

10.20.1	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Larry F. Williams. Filed as Exhibit 10.30.1 to the 2002 Form 10-K and incorporated herein by reference.

10.20.2	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and Andrew M. Walker. Filed as Exhibit 10.10.3 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.3	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and Douglas A. Shumate. Filed as Exhibit 10.10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.4	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.5	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Steven D. Moses. Filed as Exhibit 10.30.5 to the 2002 Form 10-K and incorporated herein by reference.

10.20.6	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Thomas P. Schroeder. Filed as Exhibit 10.30.7 to the 2002 Form 10-K and incorporated herein by reference.

10.20.7	Employment Separation and Consulting Agreement, dated as of July 23, 2004, between ITC^DeltaCom, Inc. and John W. Braukman, III. Filed as Exhibit 10.10.4 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.21	Deferred Compensation Agreement between ITC^DeltaCom, Inc. and Gerald McCarley. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2003 and incorporated herein by reference.

10.22.1	Indenture dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (SEC File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.22.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (SEC File No. 0-26771), filed on November 8, 2001, and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.23	Termination Agreement, dated as of December 17, 2004, among ITC^DeltaCom, Inc., Boatramp Co., Florida Digital Network, Inc., each of the stockholders of Florida Digital Network, Inc. identified on the signature pages thereto, and, solely for purposes of specified sections thereof, Welsh, Carson, Anderson & Stowe, VIII, L.P. and WCAS Capital Partners III, L.P. Filed as Exhibit 10 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on December 22, 2004, and incorporated herein by reference.

10.24	BellSouth/CLEC Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine. Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.25	Description of Non-Employee Director Compensation.

*10.26	Description of Management Compensatory Plans and Arrangements.

*21.1	Subsidiaries of ITC^DeltaCom, Inc.

*23.1	Consent of BDO Seidman, LLP.

*31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been furnished separately to the Secretary of the Securities and Exchange Commission without such text pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ITC^DeltaCom, Inc.:

We have audited the accompanying consolidated balance sheets of ITC DeltaCom, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003, the period from October 30, 2002 through December 31, 2002 (Successor Company) and for the period from January 1, 2002 through October 29, 2002 (Predecessor Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC DeltaCom, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, the period from October 30, 2002 through December 31, 2002 (Successor Company) and for the period from January 1, 2002 through October 29, 2002 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 30, 2005

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,599	$50,099
Restricted cash (Note 7)	1,050	1,639
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $9,331 and $7,070 in 2004 and 2003, respectively	73,902	75,882
Affiliates (Note 14)	98	188
Inventory	3,551	3,261
Prepaid expenses and other	5,897	10,175

Total current assets	101,097	141,244

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $42,971 and $69,244 in 2004 and 2003, respectively (Note 5)	304,448	539,676

OTHER LONG-TERM ASSETS:
Intangible assets, net of accumulated amortization of $5,507 and $2,967 in 2004 and 2003, respectively (Note 6)	56,082	61,246
Other long-term assets	2,346	2,887

Total other long-term assets	58,428	64,133

Total assets	$463,973	$745,053

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$38,022	$65,350
Construction	5,489	6,678
Accrued interest	1,596	1,518
Accrued compensation	4,933	5,981
Unearned revenue (Note 2)	20,411	21,683
Other accrued liabilities (Note 11)	27,814	28,925
Current portion of other long-term liabilities (Note 7)	4,714	4,355
Current portion of long-term debt and capital lease obligations (Note 7)	3,273	13,588

Total current liabilities	106,252	148,078

LONG-TERM LIABILITIES:
Other long-term liabilities (Notes 7 and 11)	7,075	13,072
Long-term debt and capital lease obligations (Note 7)	285,370	288,183

Total long-term liabilities	292,445	301,255

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 9):
Par value $0.01; 665,000 shares designated Series A in 2002; 175,795 shares issued and outstanding in 2004; entitled to redemption value of $100 per share, plus accrued and unpaid dividends	15,385	27,365
Par value $0.01; 1,200,000 shares designated Series B in 2003; 528,506 shares issued and outstanding in 2004; entitled to redemption value of $100 per share, plus accrued and unpaid dividends	46,248	27,642

Total convertible redeemable preferred stock	61,633	55,007

COMMITMENTS AND CONTINGENCIES (Notes 1,7 and 12) STOCKHOLDERS’ EQUITY:
Common stock, par value $0.01; 350,000,000 shares authorized; 55,078,705 and 51,848,300 shares issued and outstanding in 2004 and 2003, respectively (Note 10)	551	518
Additional paid-in capital	284,233	264,763
Warrants outstanding (Note 9)	6,892	6,892
Accumulated Deficit	(288,033)	(31,460)

Total stockholders’ equity	3,643	240,713

Total liabilities and stockholders’ equity	$463,973	$745,053

The accompanying notes are an integral part of these consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	October 30 to December 31, 2002	January 1 to October 29, 2002
OPERATING REVENUES:
Integrated communications services	$467,629	$320,675	$41,898	$200,341
Wholesale services	96,449	99,868	18,086	122,100
Equipment sales and related services	19,549	41,023	5,585	30,456

TOTAL OPERATING REVENUES	583,627	461,566	65,569	352,897

COST OF SERVICES (exclusive of items shown separately below)	290,923	230,844	30,021	164,920

GROSS MARGIN	292,704	230,722	35,548	187,977

OPERATING EXPENSES:
Selling, operations and administration	221,922	173,954	27,108	136,472
Depreciation and amortization	87,108	63,393	9,002	105,696
Merger-related expenses (Note 3)	4,828	2,141	—	—
Asset impairment loss (Notes 4 and 11)	203,971	—	—	223

Total operating expenses	517,829	239,488	36,110	242,391

OPERATING LOSS	(225,125)	(8,766)	(562)	(54,414)

OTHER (EXPENSE) INCOME:
Interest expense, net of amounts capitalized	(21,309)	(15,917)	(2,350)	(35,704)
Interest income	430	344	216	349
Other expense	(1,224)	—	—	(289)

Total other expense, net	(22,103)	(15,573)	(2,134)	(35,644)

LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES	(247,228)	(24,339)	(2,696)	(90,058)
REORGANIZATION ITEMS (Note 15)	—	—	—	60,792

LOSS BEFORE INCOME TAXES	(247,228)	(24,339)	(2,696)	(29,266)
INCOME TAXES (Note 8)	—	—	—	—

NET LOSS	(247,228)	(24,339)	(2,696)	(29,266)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(9,345)	(3,912)	(514)	(4,210)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(256,573)	$(28,251)	$(3,210)	$(33,476)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(4.91)	$(0.61)	$(0.07)	$(0.54)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 10)	52,279,639	46,551,648	44,750,000	62,364,768

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Warrants Outstanding	Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2001	1,480,771	$15	62,364,768	$624	$356,839	$11,441	$(390,849)	$(21,930)
Accretion of differences between carrying value and redemption value of Series B preferred stock	—	—	—	—	—	—	(1,417)	(1,417)
Stock dividends declared and accrued on Series B preferred stock	—	—	—	—	—	—	(2,793)	(2,793)
Cancellation of old preferred and common stock and warrants pursuant to the Plan (Note 14)	(1,480,771)	(15)	(62,364,768)	(624)	(356,839)	(11,441)	—	(368,919)
Issuance of new common stock pursuant to the Plan (Note 14)			43,750,000	437	234,002	—	—	234,439
Issuance of new common stock and warrants pursuant to issuance of new Series A preferred stock (Note 14)			1,000,000	10	3,000	2,122	—	5,132
Net loss			—	—	—	—	(29,266)	(29,266)
Elimination of deficit upon adoption of Fresh Start Reporting (Note 14)			—	—	—	—	424,325	424,325

BALANCE, October 29, 2002			44,750,000	447	237,002	2,122	—	239,571
Common stock units issued			—	—	884	—	—	884
Accretion of differences between carrying value and redemption value of new Series A preferred stock (Note 8)			—	—	—	—	(93)	(93)
Stock dividends declared and accrued on new Series A Preferred stock			—	—	—	—	(421)	(421)
Net loss			—	—	—	—	(2,696)	(2,696)

BALANCE, December 31, 2002			44,750,000	447	237,886	2,122	(3,210)	237,245
Common stock issued employees			98,300	1	250	—	—	251
Deferred compensation			—	—	1,147	—	—	1,147
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 9)			—	—	—	—	(745)	(745)
Stock dividends declared and accrued on Series A and Series B preferred stock			—	—	—	—	(3,166)	(3,166)
Issuance of common stock and warrants related to merger (Note 3)			7,000,000	70	25,480	4,770	—	30,320
Net loss			—	—	—	—	(24,339)	(24,339)

BALANCE, December 31, 2003			51,848,300	518	264,763	6,892	(31,460)	240,713
Common stock options and units exercised			159,215	2	114			116
Deferred compensation					1,771			1,771
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 9)							(3,478)	(3,478)
Stock dividends declared and accrued on Series A and Series B preferred stock							(5,867)	(5,867)
Conversion of Series A preferred stock into common stock			3,082,734	31	17,585			17,616
Unclaimed shares from Reorganization			(11,544)	—	—		—	—
Net loss							(247,228)	(247,228)

BALANCE, December 31, 2004	—	—	55,078,705	$551	$284,233	$6,892	$(288,033)	$3,643

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	October 30 to December 31, 2002	January 1 to October 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(247,228)	$(24,339)	$(2,696)	$(29,266)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	87,108	63,393	9,002	105,696
Amortization of bond issuance costs	572	577	95	1,659
Bad debt expense	8,918	4,715	1,184	3,595
Asset impairment loss	203,971	—	—	—
Reorganization items (Note 15)	—	—	—	(74,318)
Stock based compensation	1,771	1,147	—	—
Changes in current operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable, net	(7,459)	(4,655)	5,352	4,132
Other current assets	3,787	(411)	1,136	1,252
Accounts payable	(22,528)	5,954	(2,891)	(1,377)
Accrued interest	78	107	(621)	15,522
Unearned revenue	(1,272)	(496)	(4,524)	(15,591)
Accrued compensation and other accrued liabilities	1,098	(6,160)	1,179	1,276

Total adjustments	276,044	64,171	9,912	41,846

Net cash provided by operating activities	28,816	39,832	7,216	12,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(48,321)	(49,829)	(5,325)	(25,202)
Change in accounts payable-construction	(1,188)	4,673	409	(4,582)
Change in restricted cash, net	790	(1,639)	—	—
Payment for acquisitions, net of cash received (Note 3)	(10,781)	(4,859)	—	—
Other	(1,356)	(227)	—	4

Net cash used in investing activities	(60,856)	(51,881)	(4,916)	(29,780)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other long-term debt and capital lease obligations	(16,576)	(14,395)	(1,976)	(4,625)
Proceeds from issuance of Series B preferred stock and common stock warrants, net of issuance costs	15,000	27,454	—	—
Proceeds from issuance of new Series A preferred stock, common stock and common stock warrants, net of issuance costs	—	—	—	29,554
Cash from issuance of new Series A preferred stock, restricted for contingencies (Note 7)	—	—	—	(18,535)
Use of restricted cash (Note 7)	—	18,535	—	—
Proceeds from exercise of common stock options	116	—	—	—
Other	—	—	(1)	(6)

Net cash (used in) provided by financing activities	(1,460)	31,594	(1,977)	6,388

CHANGE IN CASH AND CASH EQUIVALENTS	(33,500)	19,545	323	(10,812)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,099	30,554	30,231	41,043

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,599	$50,099	$30,554	$30,231

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	October 30 to December 31, 2002	January 1 to October 29, 2002
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amount capitalized)	$21,231	$14,842	$2,876	$18,525
Cash paid (refunds received) for income taxes, net	$—	$—	$(1)	$(190)
Cash paid for reorganization items	$—	$—	$2,939	$10,247
NONCASH TRANSACTIONS:
Network equipment acquired under other long-term liabilities	$—	$—	$10,575	$—
Preferred stock dividends and accretion	$9,345	$3,912	$514	$4,210
Acquisitions:
Issuance of common stock and warrants	$—	$30,320	$—	$—

The accompanying notes are an integral part of these consolidated statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature	of Business and Basis of Presentation

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

Factors Affecting Comparability of Financial Information

As a consequence of the implementation of fresh start reporting effective on October 30, 2002 (Note 15), the financial information presented in the consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the period from October 30, 2002 to December 31, 2002 is not comparable in certain respects to the financial results for prior periods. The presentation of financial information of the “Predecessor Company” represents the Company’s financial information for the specified periods prior to the Company’s adoption of fresh start reporting. The presentation of financial information of the “Successor Company” represents the Company’s financial information for the specified periods following the Company’s adoption of fresh start reporting.

Segment Disclosure

As a result of cost-reduction measures and organizational restructuring, the Company consolidated its broadband transport services segment into its retail services segment beginning with the first quarter of the year ended December 31, 2003. These services will be managed and reported as a single business segment.

Liquidity

The Company has experienced operating losses as a result of efforts to build its network infrastructure, hire personnel, develop its systems and expand into new markets. The Company’s liquidity needs and capital resources have evolved since it initiated a restructuring in 2001, which culminated in the consummation of its reorganization on October 29, 2002 under Chapter 11 of the United States Bankruptcy Code (the “reorganization”). Until 2002, although the Company generally experienced positive cash flow from operations, it required significant infusions of funds from capital market transactions and credit facility borrowings to finance a substantial portion of its investing and financing activities. To achieve its business plan, the Company obtained significant external financing for capital expenditures and working capital requirements, including repayment of indebtedness and the funding of operating losses. During 2003, following significant debt reduction under its plan of reorganization, the Company funded its operating and capital requirements and other cash needs principally through cash from operations and cash on hand.

In connection with its acquisition of BTI Telecom Corp., a facilities-based integrated communications services provider (“BTI”), in October 2003, the Company assumed total BTI indebtedness of approximately $111.3 million. Immediately prior to the acquisition, certain of BTI’s securityholders purchased a total of 350,000 shares of a new issue of the Company’s preferred stock for a total purchase price of $35 million, providing funds required to support integration expenses and capital requirements (Note 3). On November 11, 2004, the Company exercised its right under its merger agreement with BTI to require the foregoing

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

securityholders to purchase 150,000 additional shares of such preferred stock for an aggregate purchase price of $15 million. It was a condition to the obligation of the securityholders to purchase these shares that the Company have unrestricted cash of less than $20 million. The Company completed the sale of such preferred stock on November 12, 2004.

Principally as a result of adverse operating trends affecting the Company’s businesses, revenues and cash flows from operations for the second half of 2004 were significantly lower than had been anticipated. Beginning late in the fourth quarter of 2004, the Company took actions to limit capital expenditures, reduce the size of its workforce, and implement other measures to manage its cash resources. During the first quarter of 2005, the Company incurred continuing credit facility defaults under an affirmative operating covenant that requires it to pay in a timely manner taxes and other governmental assessments and under a related negative operating covenant that restricts it from incurring specified types of liens on its assets. Based on the Company’s expected operating performance for 2005 and current and projected liquidity position, the Company determined it would be able to meet its short-term debt service requirements only if it obtained financing to supplement its operating cash flows and restructured the indebtedness under its credit agreements and principal capital leases.

On March 29, 2005, the Company completed a restructuring (the “2005 restructuring”) of its existing $259.7 million of secured indebtedness and obtained a new $20 million subordinated secured term loan. The purpose of the restructuring was to enhance the Company’s liquidity position by obtaining an infusion of new funds for financing its operations and by obtaining a deferral of principal payments on most of its secured indebtedness until June 2006. The completion of the restructuring enabled the Company to cure covenant defaults under its credit facilities described above which it incurred during the first quarter of 2005.

In the restructuring, the Company amended its senior and junior credit agreements, replaced all $22.0 million of obligations outstanding under its principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan agreement for the $20 million of new borrowings. The Company drew down the full amount of the subordinated secured loan on the restructuring date. In connection with this loan, the Company issued the lenders warrants to purchase 20,000,000 shares of common stock at an initial exercise price of $0.60 per share. The warrants have a ten-year term from the issue date. See Note 7 for terms of the secured indebtedness following the restructuring.

During the three months ended March 31, 2004, the Company incurred expenses of approximately $1.5 million related to the structuring and marketing of a private offering of senior notes, the proceeds from which were intended to repay or refinance approximately $281 million of the Company’s senior and junior secured credit facilities and other indebtedness and for working capital and other general corporate purposes. Due to adverse market conditions, the Company withdrew the private offering in March 2004. The expenses of the withdrawn offering are reflected in “Other expenses” in the accompanying consolidated statements of operations for the year ended December 31, 2004.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

Credit Risk and Significant Customers

The Company’s accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company limits its risk of loss by billing some customers in advance for services and by terminating access on delinquent accounts. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of the Company’s consolidated operating revenues during the years ended December 31, 2004 and 2003, the period from October 30, 2002 to December 31, 2002, or the period from January 1, 2002 to October 29, 2002.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on its experience and assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to its allowance may be required. The Company has a large number of customers with individually small amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any such customer or other matters affecting the collectibility of amounts due from such customers would not have a material effect on the Company’s results of operations in the period in which such changes or events occur. After the Company’s attempts to collect a receivable have failed, the receivable is written off against the allowance.

Regulation

The Company is subject to certain regulations and requirements of the Federal Communications Commission (the “FCC”) and various state public service commissions.

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Inventory

Inventory consists primarily of customer premise equipment held for resale and is valued at the lower of cost or market, using the first-in, first-out method.

Property, Plant and Equipment

As part of fresh start reporting (Note 15), substantially all property, plant and equipment was revalued to estimated fair value, which became the Company’s new cost basis, as of October 29, 2002, the effective date of the Company’s plan of reorganization. In addition, depreciable lives of some assets were changed.

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

Depreciation begins when property, plant and equipment is placed in service. The cost to maintain, repair and replace minor items of property, plant and equipment is charged to selling, operations and administration expense as the cost is incurred. Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

Years
Buildings and towers	33 to 40
Fiber optic network	12 to 20
Furniture, fixtures and office equipment	5 to 10
Transmission equipment and electronics	5 to 10
Vehicles	3 to 5
Computer hardware and software	3 to 5

Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets’ estimated useful lives. No interest was capitalized for the years ended December 31, 2004 and 2003, the period from October 30, 2002 to December 31, 2002, or the period from January 1, 2002 to October 29, 2002.

Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Upon adoption of this statement, amortization of goodwill and indefinite life intangibles ceased, and accumulated amortization as of December 31, 2001 reduced the carrying value of these assets. See Note 6 for more information regarding the Company’s intangible assets.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. As a result of the Company’s reorganization, all goodwill recorded in the Company’s balance sheet was written off as of the October 29, 2002 effective date. The book

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

value of goodwill was $35.1 million and $32.7 million at December 31, 2004 and December 31, 2003, respectively. Goodwill is related to the acquisition of BTI, with $32.7 million of value assigned to goodwill in the original purchase accounting for the business combination, adjusted in the year ended December 31, 2004 to recognize $2.4 million additional allocation to goodwill (Note 3). The Company evaluates goodwill on an annual basis and whenever events or circumstances indicate that goodwill might be impaired. The Company determines impairment by comparing the net assets of each reporting unit to the fair value of such net assets. The Company has identified, as two reporting units, its retail group, which consists of those assets and liabilities associated with servicing the Company’s retail customer base, and its wholesale group, which consists of those assets and liabilities associated with servicing the Company’s wholesale customer base. If a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the goodwill carrying value and the implied fair value.

The Company has identified its trade name as an indefinite life intangible. The book value of this indefinite life intangible was $6.2 million at December 31, 2004 and 2003. The Company evaluates the recoverability of indefinite-lived intangible assets on an annual basis and whenever events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset’s carrying value to estimates of fair value using the best information available, which requires the use of estimates, judgments and projections. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

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

Concurrently with the adoption of SFAS No. 142, the Company evaluated for impairment its goodwill and indefinite life intangibles and completed the transitional test as of January 1, 2002. The Company determined that these assets had not been impaired at January 1, 2002.

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Unearned Revenue

Unearned revenue includes the liability for advance billings to customers for use of the Company’s fiber-optic network, and for recurring monthly charges for local and data services.

Unbilled Revenue

The Company records revenue for long-distance services provided, but not yet billed, to customers. Approximately $8.6 million and $10.1 million in unbilled revenue is included in accounts receivable in the accompanying Consolidated Balance Sheets at December 31, 2004 and 2003, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company generates nonrecurring revenues from the sale of telephone systems, other equipment, software and professional services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. The Company estimates the fair value of the separate elements and recognizes revenues for a delivered element only when the remaining elements in the arrangement are delivered. These nonrecurring revenues as a percentage of total revenue were approximately 3% in the year ended December 31, 2004, 9% in the year ended December 31, 2003, 9% in the period from October 30, 2002 to December 31, 2002, and 9% in the period from January 1, 2002 to October 29, 2002.

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

On behalf of other telecommunications carriers that are the Company’s customers, the Company procures certain telecommunications services from major interexchange carriers. The Company also administers for these customers the contracts to which these telecommunications services are subject. The Company recognizes revenue equal to the net margin it earns under these arrangements as the third-party carriers provide services. For these services, the Company recorded revenues of $2.9 million, $2.7 million, $287,000, and $1.7 million for the year ended December 31, 2004, the year ended December 31, 2003, the period from the October 30, 2002 to December 31, 2002, and the period from January 1, 2002 to October 29, 2002, respectively.

The Company sells customers broadband transport capacity on facilities owned by utilities under marketing and management agreements with the utilities. As compensation for these services, the Company receives a

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

percentage of the gross revenue generated by the traffic of these customers on the facilities of the utilities. Revenue equal to this margin is recognized as services are provided. For these services, the Company recorded revenues of $5.7 million, $7.1 million, $1.5 million, and $7.7 million for the year ended December 31, 2004, the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, and the period from January 1, 2002 to October 29, 2002, respectively.

The Company has operated an integrated technology solutions business, through which it resold computer servers, routers and other related equipment and provided professional services related to the installation and maintenance of that equipment. This business generated net losses in the year ended December 31, 2003, and a gross margin of approximately $2.5 million on revenues of approximately $22.7 million in the year ended December 31, 2003. Due to operating losses and low gross margins as a percentage of revenues, and in order to focus on its core business, the Company discontinued this business effective October 2003. Discontinuation of this business did not have a material impact on the consolidated financial statements.

Cost of Service

Cost of service includes direct expenses associated with providing services to the Company’s customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunication providers that provide the Company access connections to the Company’s customers, certain components of the Company’s network facilities, and between the Company’s various facilities. In addition, the Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance outside the Southern United States. These costs are expensed as incurred. Certain of these expenses are billed in advance and certain expenses are billed in arrears. Accordingly, the Company is required to accrue for expected expenses whether these expenses have been billed or not. The Company utilizes internal management information to support these required accruals. Experience supports that the invoices that are received from other telecommunication providers are often subject to significant billing disputes. The Company typically accrues for all invoiced amounts unless there is contractual, tariff, or operational data that clearly indicates support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding these vendor relationships. The Company maintains reserves for any anticipated exposure associated with these billing disputes. The Company believes its reserves are adequate. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time it has historically required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, including the senior credit facility and the junior credit facility as restructured on March 29, 2005, approximate their fair value as of December 31, 2004.

Earnings per Share

The Company computes net loss per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic and diluted earnings per share (“EPS”) are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised for, converted into or otherwise resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

stock options, restricted stock awards and warrants, computed based on the treasury stock method, and the assumed conversion of the Company’s issued and outstanding preferred stock. Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

Stock-Based Compensation

At December 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Successor			Predecessor
	Year Ended Dec. 31, 2004	Year Ended Dec. 31, 2003	October 30 to Dec. 31, 2002	January 1 to Oct. 29, 2002
Net loss (in thousands)
As reported	$(256,573)	$(28,251)	$(3,210)	$(33,476)
Add: total stock based employee compensation expense included in net loss	1,771	1,147	1,140	—
Less: total stock based employee compensation expense determined under fair value method for all awards	(3,220)	(3,235)	(2,340)	(4,475)

Pro forma	$(258,022)	$(30,339)	$(4,410)	$(37,951)

Basic and diluted net loss per share
As reported	$(4.91)	$(0.61)	$(0.07)	$(0.54)
Pro forma	$(4.94)	$(0.65)	$(0.10)	$(0.61)

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

provisions of SFAS 150 must be applied in the first fiscal period beginning after December 15, 2003. The adoption of this statement had no material impact on the consolidated financial statements.

SFAS No. 123R, “Share-Based Payment,” was issued in December 2004 and is effective for reporting periods beginning after June 15, 2005, which will be the Company’s third fiscal quarter in the year ending December 31, 2005. SFAS No. 123R requires the Company to recognize the cost of employee services received in exchange for the Company’s equity instruments. Currently, the Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under SFAS No. 123R, the Company will be required to measure compensation expense under the fair value method, and such expense will be recognized over the options’ vesting period. SFAS No. 123R allows for the use of the Black-Scholes or a lattice option-pricing model to value options. The Company has not yet determined the option-pricing model it will use to calculate the fair value of its options. As allowed by SFAS No. 123R, the Company may elect either Modified Prospective Application, which applies the Statement to new awards and modified awards after the effective date, and to any unvested awards as service is rendered on or after the effective date, or Modified Retrospective Application, which can apply the statement either to all prior years for which SFAS No. 123 was effective or only to prior interim periods in the year of adoption. The Company is currently evaluating which method of adoption it will use. Note 2 to the accompanying consolidated financial statements illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, using the Black-Scholes option-pricing model. The impact of the adoption of SFAS No. 123R cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income and earnings per share.

3.    Mergers and Acquisitions

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands). For the original purchase price allocation, the Company obtained third-party valuations of certain property, equipment and intangible assets and estimated direct transaction costs. As a result, the allocation of the purchase price was subject to refinement. Of the $38.4 million originally allocated to intangible assets, $5 million was assigned to customer relationship intangibles subject to amortization over a 5-year amortization period, $600,000 was assigned to a trade name that is not subject to amortization, and $32.7 million was assigned to goodwill. In the year ended December 31, 2004, as a result of the final determination of the value of certain accounts receivable, accounts payable and other long-term liabilities assumed and direct transaction costs, an additional $2.4 million was assigned to goodwill. Intangibles acquired in the merger are not deductible for tax purposes.

BTI Telecom Corp.

Condensed Balance Sheet

	October 1, 2003	As Adjusted
Assets
Current assets	$36,043	$35,095
Property and equipment	128,173	128,173
Other non current assets	6,942	6,942
Intangibles	38,351	40,726

Total assets	$209,509	$210,936

Liabilities
Current liabilities	$58,069	$58,093
Long-term debt	106,904	106,904
Other long-term liabilities	4,360	5,763

Total liabilities	$169,333	$170,760

Pro Forma Consolidated Statements of Operations

	For the Year Ended December 31,
	2003	2002
Operating revenues	$634,988	$668,064
Operating loss	(27,261)	(76,509)
Net loss applicable to common stockholders	(55,767)	(72,084)
Basic and diluted net loss per common share	$(1.08)	$(1.09)
Basic and diluted weighted average common shares outstanding	51,844,799	66,428,333

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

On September 8, 2004, the Company entered into a merger agreement with Florida Digital Network, Inc. (“FDN”) and certain FDN stockholders pursuant to which the Company agreed to acquire all of the outstanding common stock and preferred stock of FDN in exchange for 31,300,000 shares of the Company’s common stock. Also on September 8, 2004, the Company entered into a merger agreement with NT Corporation (“NTC”) and certain NTC stockholders pursuant to which the Company agreed to acquire all of the outstanding common stock and preferred stock of NTC in exchange for a maximum of 8,850,000 shares of the Company’s common stock. Completion of the FDN merger was a condition to the completion of the NTC merger. Effective as of December 16, 2004, the Company and certain of its stockholders and FDN and certain of its stockholders entered into an agreement pursuant to which the parties mutually terminated the FDN merger agreement. Effective as of February 28, 2005, the Company, NTC and certain of NTC’s stockholders entered into an agreement pursuant to which the parties mutually terminated the NTC merger agreement and pursuant to which the Company agreed to extend to NTC $300,000 of credits for future network access services to be rendered to NTC. In connection with these terminated mergers, the Company incurred expenses totaling $3.3 million (consisting primarily of financial advisory, legal and accounting fees), which are reflected in “Merger-related expenses” in the accompanying consolidated statements of operations.

4.    Asset Impairment

On January 1, 2002, the Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset.

Beginning in December 2004, the Company considered the following factors as evidencing the necessity of an impairment review: underperformance of the Company’s assets relative to expected historical and projected future operating results; significant negative industry trends; a significant decline in the Company’s common stock price for a sustained period; and the Company’s market capitalization relative to net book value. For purposes of its impairment review, the Company determined its retail group and its wholesale group as two separate asset groups with identifiable cash flows. Its retail group consists of those assets and liabilities associated with servicing the Company’s retail customer base, and its wholesale group consists of those assets and liabilities associated with servicing the Company’s wholesale customer base. The Company determined that the sum of the expected future cash flows was less than the carrying amount of the retail long-lived asset group (including intangibles) and recognized in the quarter ended December 31, 2004 included in the accompanying consolidated statements of operations for the year ended December 31, 2004, an impairment loss of $199.9 million to its property, plant and equipment and an impairment loss of $4.0 million to its amortizable intangible customer base asset, equal to the excess of the carrying amount of the assets over their fair value in accordance with SFAS No. 144. The Company also performed an impairment review of its non-amortizable intangible assets, goodwill and trade name, associated with its retail unit. After recognizing the impairment loss to property, plant, equipment and amortizable customer base intangible assets in accordance with SFAS No. 144, in accordance with SFAS No. 142, the Company determined that the fair value of its retail unit exceeded its carrying value, and therefore goodwill is considered not impaired. For its wholesale asset group, the Company determined that the sum of the expected future cash flows was greater than the carrying amount of the long-lived asset group, and therefore its wholesale group long-lived assets (property, plant and equipment and amortizable intangible customer base assets) were not impaired.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

5.     Property, Plant and Equipment

Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2004 and 2003 were as follows (in thousands):

	December 31,
	2004	2003
Land	$6,536	$6,554
Buildings and towers	44,461	68,069
Furniture, fixtures and office equipment	14,651	40,322
Vehicles	679	2,086
Fiber optic network	82,661	99,539
Transmission equipment and electronics	196,474	388,265

	345,462	604,835
Less accumulated depreciation	(42,971)	(69,244)

	302,491	535,591
Assets under construction	1,957	4,085

Property, plant and equipment, net	$304,448	$539,676

In accordance with the adoption of fresh start reporting (Note 15), the Company revalued its property, plant and equipment to estimated fair value at October 29, 2002. In accordance with SFAS No. 144, for the quarter and year ended December 31, 2004, the Company recognized an impairment loss of $199.9 million to property, plant and equipment (Note 4). Depreciation expense was $83.6 million, $60.8 million, $8.5 million, and $105.0 million for year ended December 31, 2004, the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, and the period from January 1, 2002 to October 29, 2002, respectively. The asset impairment had no impact on 2004 depreciation expense and is expected to reduce depreciation expense in 2005 by approximately $27 million on an annual basis.

6.    Intangible Assets

Intangible assets and the related accumulated amortization as of December 31, 2004 and 2003 were as follows (in thousands):

	December 31,
	2004	2003
Goodwill	$35,109	$32,733
Customer base	20,316	25,316
Trademark	6,164	6,164

	61,589	64,213
Less accumulated amortization	(5,507)	(2,967)

Intangible assets, net	$56,082	$61,246

In accordance with SFAS No. 144, for the quarter and year ended December 31, 2004, the Company recognized an impairment loss of $4.0 million to its retail unit customer base asset (Note 4). For its wholesale unit, the Company determined that its amortizable intangible customer base asset was not impaired. Amortization expense was $3.5 million, $2.5 million, $427,000, and $700,000 for the year ended December 31, 2004, the year

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, and the period from January 1, 2002 to October 29, 2002, respectively. Amortization expense for 2005 through 2009 is estimated to be $2.5 million per year.

7.    Long-term Obligations and Capital Lease Obligations

Long-Term Debt

Long-term obligations and capital lease obligations at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Senior secured credit facility	$182,010	$183,922
Junior secured credit facility	55,715	55,715
10 1/2% senior unsecured notes due 2007	18,525	18,525
8 3/4% unsecured notes due 2006	7,072	7,072

	263,322	265,234
Less current maturities	—	(1,912)

Long-term debt, net of current portion	$263,322	$263,322

Maturities of long-term debt at December 31, 2004 were as follows:

2005	$—
2006	189,082
2007	26,484
2008	19,252
2009	28,504

Total	$263,322

Senior Secured Credit Facility

On October 29, 2002, the Company entered into a $156 million amended and restated senior secured credit facility in connection with its plan of reorganization. Under the senior credit agreement, before the 2005 restructuring, interest per annum was payable on all outstanding borrowings, at the Company’s option, at a base rate plus a base rate margin, which is 1% less than the eurodollar rate margin, or at a eurodollar rate (“LIBOR”) plus an applicable eurodollar rate margin, which was initially fixed at 4%. The eurodollar rate margin is adjusted quarterly and varies with the Company’s senior debt ratio, as defined in the credit agreement. At December 31, 2004, the annual interest rate payable on outstanding borrowings was 5.87%. Before the 2005 restructuring, the facility provided for quarterly amortization of principal through the facility termination date of June 30, 2006. The credit agreement contains various financial covenants, including a covenant that limits the ratio of the Company’s senior debt to a specified measure of its earnings before interest, income taxes, depreciation, amortization and other items, and a covenant that limits the maximum amount the Company may spend on capital expenditures in any year to a specified amount or, if greater, to an amount equal to the foregoing measure of earnings, as reduced by specified cash interest expense and other payments. The credit agreement limits the Company’s ability to pay cash dividends on its capital stock by prohibiting ITC^DeltaCom’s operating subsidiaries from distributing funds to ITC^DeltaCom for this purpose. The credit agreement also requires the Company to prepay outstanding principal balances from excess cash flows, as defined, and from the proceeds of specified types of transactions.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

On October 6, 2003, in connection with its acquisition of BTI, the Company and the existing lenders amended and restated the senior credit agreement to add BTI as a guarantor and the BTI lenders as lenders thereunder. Outstanding BTI indebtedness of $30 million was assumed under this credit agreement, resulting in an increase in the principal amount outstanding under the credit agreement to approximately $184.4 million from approximately $154.4 million prior to the acquisition. The June 30, 2006 maturity date and amortization schedule of the prior senior credit agreement remained unchanged, except that the amount of each scheduled principal payment was increased based upon the additional principal amount outstanding. Before the 2005 restructuring, under the amended and restated credit agreement, payments, excluding interest, on the outstanding principal amount of $182.0 million as of December 31, 2004 were $400,000 quarterly through June 2005, $5.0 million in September 2005, December 2005 and March 2006 and $136.6 million on June 30, 2006.

The amended credit agreement required the Company to maintain $18.5 million in a restricted account for payment of a specified contingency. The contingency was resolved in November 2003, with payment made from the restricted account.

In the 2005 restructuring, the senior credit agreement was amended to increase the principal amount outstanding thereunder by $22.0 million to $204.0 million. The additional principal amount represents the conversion into loans of the $22.0 million of obligations the Company owed under its principal capital lease facilities at the restructuring date. The new agreement contains modified principal and interest payment terms applicable to facility indebtedness held by the lenders who elected the restructuring terms (the “electing lender loans”). At March 30, 2005, electing lender loans amounted to $167.4 million of total facility indebtedness of $204.0 million. The Company is not obligated to make any principal payments, other than specified prepayments, on the electing lender loans until the facility maturity date of June 30, 2006. Interest will accrue on the electing lender loans at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. Except for the 2.5% rate increase, the interest computation was not modified. The principal and interest payment terms were not modified with respect to the indebtedness held by the credit facility lenders who did not elect the restructuring terms (the “non-electing lender loans”). Because lenders under the facility have until March 31, 2005 to elect the restructuring terms, the Company has assumed that all loans held by lenders who did not elect by March 30, 2005 are non-electing lender loans. On this basis, at March 30, 2005, non-electing lender loans amounted to a maximum of $36.6 million of total facility indebtedness of $204.0 million. Based on the amount of the electing lender loans, prior to the facility maturity date, the Company will be obligated to make quarterly principal payments of up to a maximum of $96,000 on March 31, 2005, $96,000 in June 2005, $1.2 million in September 2005, $1.2 million in December 2005 and $1.2 million in March 2006. The Company will fund these principal payments by drawing on a term loan facility extended by General Electric Capital Corporation. The borrowings under this facility will be treated as electing lender loans for purposes of the agreement. Amounts drawn under this facility will be offset by the principal payments the Company will make on the non-electing lender loans.

Before the 2005 restructuring, the amended senior credit agreement contained a minimum unrestricted cash covenant, a total leverage ratio covenant, an interest coverage ratio covenant and a maximum capital expenditures covenant. Under the minimum cash covenant, the Company was required to have no less than $10 million of unrestricted cash. Under the total leverage ratio covenant, as of the last day of each quarter, the ratio of consolidated “total debt” to consolidated “EBITDA,” in each case as defined in the senior credit agreement, as measured over the last twelve months (“LTM”) could not be greater than 5.0 times LTM EBITDA for the fourth quarter of 2004 nor greater than 4.5 times LTM EBITDA for the first quarter of 2005 to June 30, 2006. Under the interest coverage ratio covenant, as of the last day of each quarter, based on the previous two quarters, the ratio of consolidated “EBITDA,” as defined under the senior credit agreement, to cash interest paid in respect of all obligations, other than preferred stock, classified as indebtedness under generally accepted accounting principles

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

could not be less than 3.0 times cash interest paid, for the fourth quarter of 2004, less than 3.5 times cash interest paid, for the first and second quarters of 2005, or less than 4.0 times cash interest paid, for the third quarter of 2005 to June 30, 2006. The foregoing financial covenants were amended in connection with the 2005 restructuring.

The obligations under the senior credit agreement are secured by first priority liens on, and security interests in, substantially all of the assets of Interstate FiberNet, Inc. (“IFN”), which is a wholly-owned subsidiary of ITC^DeltaCom and the borrower under the credit agreement, and of ITC^DeltaCom and all of its other subsidiaries after the acquisition, including BTI. In connection with the amendment of the facility on October 6, 2003, negative covenants in the senior credit agreement were modified to impose additional restrictions on the ability of IFN and the other loan parties to incur indebtedness, to acquire businesses and other assets, and to make investments. IFN was granted the right, subject to specified conditions, to refinance all of the amounts outstanding under the senior credit agreement, including by means of receivables financings.

As of December 31, 2004, ITC^DeltaCom was not in compliance with the maximum capital expenditures covenant because actual capital expenditures for the year exceeded the maximum allowable amount in the amount of $5.1 million. The Company would have incurred an event of default if it had not repaid the amount of the excess to the senior creditors by May 30, 2005, under terms of the financial covenant in effect before the 2005 restructuring. Events of default under the senior credit facility also create events of default under the junior secured credit facility and the principal capital lease facilities. During the first quarter of 2005, the Company incurred continuing credit facility defaults under an affirmative operating covenant that requires it to pay in a timely manner taxes and other governmental assessments and under a related negative operating covenant that restricts it from incurring specified types of liens on its assets. Before the 2005 restructuring, the Company had obtained from its credit facility and capital lease facility lenders a limited waiver of the foregoing covenant defaults.

The foregoing events of default and the non-compliance with the maximum capital expenditures covenant existing immediately prior to the 2005 restructuring were irrevocably waived by the senior secured and junior secured credit facility lenders and by the principal capital lease facility lenders on the 2005 restructuring date.

Junior Secured Credit Facility

On October 6, 2003, IFN, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries after the acquisition of BTI, including BTI, entered into a junior credit agreement with the lenders under BTI’s former senior credit facility. Approximately $55.7 million in principal amount of indebtedness under BTI’s former senior credit facility was assumed under this new agreement and was outstanding under the junior credit agreement at December 31, 2004.

The indebtedness under the junior credit agreement is subordinate to the indebtedness under the senior credit agreement in right of payment and priority of security. No principal payments may be made under the junior credit agreement until all amounts outstanding under the senior credit agreement are paid in full. Before the 2005 restructuring, the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement were payable in quarterly amounts of $3,979,644 from the third quarter of 2006 through the first quarter of 2007, in the amount of $13,979,644 for the second quarter of 2007, in quarterly amounts of $646,331 from the third quarter of 2007 through the first quarter of 2008, and in a final payment of $27,857,725 on the maturity date of June 30, 2008. Before the 2005 restructuring, borrowings outstanding under the junior credit agreement generally bore interest at an annual rate which was .25% higher than the annual interest rate under the senior credit agreement.

In the 2005 restructuring, the junior credit agreement was amended to extend the maturity date by one year from June 30, 2008 to June 30, 2009 and to defer the commencement of scheduled amortization payments for

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

four fiscal quarters. Following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement will be payable in quarterly amounts of $3,979,644 from the third quarter of 2007 through the first quarter of 2008, in the amount of $13,979,644 for the second quarter of 2008, in quarterly amounts of $646,331 from the third quarter of 2008 through the first quarter of 2009, and in a final payment of $27,857,725 on the maturity date. Interest will accrue on outstanding borrowings at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. Except for the 2.5% rate increase, the interest computation was not modified.

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

Before the 2005 restructuring, the junior credit agreement contained the same financial covenants as the senior credit agreement, except that the financial covenants in the junior credit agreement, other than the minimum unrestricted cash covenant, only reflected the covenant levels applicable on the acquisition closing date and were not be subject to adjustment in future periods. Some of the other negative covenants in the junior credit agreement are less restrictive than the comparable covenants in the senior credit agreement.

Subordinated Secured Loan Facility

On March 29, 2005, as part of the 2005 restructuring, IFN, ITC^DeltaCom and the Company’s other subsidiaries entered into a subordinated secured loan agreement with some of the Welsh Carson securityholders. On the restructuring date, the Company drew down the full $20 million of borrowings available under this facility.

The indebtedness under the subordinated loan facility is subordinate to the indebtedness under the senior and junior credit agreements in right of payment and priority of security. No principal payments may be made under the subordinated loan facility agreement until all amounts outstanding under the senior and credit agreements are paid in full. The outstanding principal amount under the subordinated loan facility is payable in a single payment on the maturity date, which will be the later to occur of December 31, 2008 or 180 days after the maturity of the junior credit facility. Interest is payable on the $20 million of outstanding borrowings at an annual rate of 12% by an increase in the principal loan amount until repayment of the senior and junior credit facilities and, at the Company’s option, in PIK or cash thereafter.

The obligations under the subordinated loan facility are secured by third priority liens on, and security interests in, substantially all of the assets of IFN, ITC^DeltaCom and all of the Company’s other subsidiaries. Under an intercreditor agreement with the lenders under the senior and junior credit agreements, the lender under the subordinated loan facility is subject to standstill provisions restricting its ability to enforce its remedies upon an event of default by the loan parties or an insolvency of the loan parties until all obligations under the senior and junior credit agreements have been paid in full.

The subordinated loan facility agreement contains some of the same operating covenants as the senior and junior credit agreements, but does not contain any financial covenants.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Financial Covenants Under Restructured Credit Agreements

Under the restructured senior and junior credit agreements, the Company is subject to a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EBITDA covenant. After the payment of borrowings under the senior credit facility at that facility’s maturity date of June 30, 2006, these covenants will continue in effect for subsequent periods under the junior credit agreement.

The restructured credit agreements limit the Company’s aggregate capital expenditures to the amounts shown below for the periods indicated, all of which are 12-month periods ending on the dates shown unless otherwise indicated:

Period	Maximum Capital Expenditures ($)
4 months ending June 30, 2005	12,200,000
7 months ending September 30, 2005	22,500,000
10 months ending December 31, 2005	31,100,000
March 31, 2006	40,500,000
June 30, 2006	41,200,000
September 30, 2006	42,400,000
December 31, 2006	44,300,000

Under the junior credit agreement, capital expenditures for the 12-month period ending March 31, 2007 and each fiscal quarter thereafter may not exceed 110% of budgeted capital expenditures approved by the administrative agent under the agreement.

Under the senior debt ratio covenant, the ratio of the Company’s “senior debt” as of the last day of any fiscal quarter to the Company’s consolidated EBITDA, as defined for purposes of the credit agreements (“Adjusted EBITDA”), for the applicable measurement period may not exceed the amounts shown below:

Period	Maximum Ratio of Senior Debt to Adjusted EBITDA
June 30, 2005	3.3:1
September 30, 2005	3.5:1
December 31, 2005	3.6:1
March 31, 2006 and thereafter	3.6:1

Under the credit agreements, “senior debt” is defined to mean all of the Company’s indebtedness outstanding under the Company’s senior credit facility. Adjusted EBITDA is defined to mean the sum of (a) net income (or net loss) after eliminating extraordinary and/or non-recurring items to the extent included in net income (except as provided in this definition), (b) interest expense, (c) income tax expense, (d) depreciation expenses, (e) amortization expense, (f) non-cash charges recognized after March 1, 2005 which are deducted in arriving at net income (or net loss), (g) restructuring charges recognized after March 1, 2005 and (h) asset impairment charges, in each case as determined in accordance with generally accepted accounting principles. For the fiscal quarters ending June 30, September 30 and December 31, 2005, Adjusted EBITDA will be measured on a cumulative, annualized basis for the period from March 1, 2005 through the last day of the applicable fiscal quarter. Adjusted EBITDA will be measured for the trailing four calendar quarters for determining compliance as of March 31, 2006, and for the applicable quarter for subsequent measurement dates.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Under the total leverage ratio covenant, the ratio of the Company’s consolidated debt as of the last day of any fiscal quarter to the Company’s consolidated Adjusted EBITDA for the applicable measurement period may not exceed the ratios shown below:

Period	Maximum Ratio of Debt to Adjusted EBITDA
June 30, 2005	5.0:1
September 30, 2005	5.3:1
December 31, 2005	5.5:1
March 31, 2006 and thereafter	5.5:1

Adjusted EBITDA will be measured in the same manner for purposes of the total leverage ratio covenant as for determining compliance with the senior debt ratio covenant.

Under the interest coverage ratio covenant, the ratio of the Company’s consolidated Adjusted EBITDA to the cumulative cash interest paid in respect of all “debt for borrowed money” for the applicable measurement period may not be less than the ratios shown below:

Period	Minimum Ratio of Adjusted EBITDA to Interest Paid
June 30, 2005	1.8:1
September 30, 2005	1.8:1
December 31, 2005	1.8:1
March 31, 2006 and thereafter	1.9:1

Under the credit agreements, “debt for borrowed money” means all obligations that would be classified as indebtedness under generally accepted accounting principles, except for trade payables and preferred equity interests. For the fiscal quarters ending June 30, September 30 and December 31, 2005, the interest coverage ratio will be measured for the period from March 1, 2005 through the last day of the applicable fiscal quarter. For the fiscal quarter ending March 31, 2006 and for each subsequent quarterly compliance determination date, this ratio will be measured for the four calendar quarters ending on such date.

Under the minimum unrestricted cash covenant, the Company is required to have a minimum of $10 million of unrestricted cash as of the last day of each month, beginning on June 30, 2005.

Under the minimum consolidated Adjusted EBITDA covenant, the Company’s consolidated Adjusted EBITDA may not be less than the amounts shown below for the periods indicated, all of which are 12-month periods ending on the dates shown unless otherwise indicated:

Period	Minimum Adjusted EBITDA($)
4 months ending June 30, 2005	20,700,000
7 months ending September 30, 2005	33,700,000
10 months ending December 31, 2005	46,800,000
March 31, 2006	56,100,000
June 30, 2006	56,100,000
September 30, 2006	59,800,000
December 31, 2006	64,200,000

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Under the junior credit agreement, our minimum consolidated Adjusted EBITDA for the 12-month period ending March 31, 2007 and each fiscal quarter thereafter may not be less than 80% of budgeted consolidated Adjusted EBITDA approved by the administrative agent under the agreement. Adjusted EBITDA will be measured in the same manner for purposes of this covenant as for determining compliance with the interest coverage ratio covenant.

Lease Obligations

The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under non-cancelable operating leases with original or remaining periods in excess of one year and maturities of capitalized lease obligations as of December 31, 2004 were as follows (in thousands):

	Operating Leases	Capital Leases
2005	$17,741	$3,822
2006	13,841	23,468
2007	11,806	—
2008	7,192	—
2009	5,956	—
Thereafter	11,534	—

	$68,070	27,290
Less amounts representing interest		(1,969)

Present value of net minimum lease payments		25,321
Less current portion		(3,273)

Obligations under capital leases, net of current portion		$22,048

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

As part of the 2005 restructuring, the Company converted into loans under its senior credit agreement the $22.0 million of obligations outstanding under its principal capital lease facilities at the restructuring date. The payment and other terms of the new loans are substantially the same as those applicable to the consenting lender loans under the senior credit agreement.

Rent expense charged to operations for the year ended December 31, 2004, the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, and the period from January 1, 2002 to October 29, 2002 was $20.8 million, $16.9 million, $2.7 million, and $13.5 million, respectively.

The Company’s assets under capital lease had a gross book value of $19.9 million and $35.9 million at December 31, 2004 and 2003, respectively. Accumulated depreciation on these capitalized assets was $5.7 million and $5.9 million at December 31, 2004 and 2003, respectively.

Other Long-Term Liabilities

In June 2003, the Company entered into a purchase and license agreement with Nortel Networks, Inc., effective as of January 1, 2003. In accordance with this agreement, the Company agreed to apply accumulated

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

vendor credits to reduce to $12 million the payment obligations that had remained under the “pay as you grow” provisions of the 2000 purchase agreement. The Company is obligated under the agreement to make quarterly payments of $1 million from the first quarter of 2003 through the fourth quarter of 2005. The outstanding balance of this obligation is $4.7 million at December 31, 2004, with an imputed annual interest rate of 8%.

In connection with its acquisition of BTI, the Company assumed $18.5 million principal amount of unsecured senior notes that accrue interest, payable semi-annually, at an annual rate of 10.5%. The senior notes were originally issued by BTI in September 1997. In 2001, the notes were amended to remove substantially all financial and administrative covenants. The notes are due in full in 2007.

In connection with its acquisition of BTI, the Company assumed an unsecured vendor note in an original principal amount of $7.1 million. This note accrues interest, payable monthly, at an annual rate of 8.75%. Before the 2005 restructuring, the note was payable on demand on or after April 30, 2006. As part of the 2005 restructuring, the Company agreed to use commercially reasonable efforts to extend the maturity date of the note to October 31, 2006 or a later date.

Also in connection with its acquisition of with BTI, the Company assumed certain accrued restructuring fees that are long-term in nature (Note 11).

8.    Income Taxes

Details of the income tax (benefit) expense for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	October 30, 2002 to December 31, 2002	January 1, 2002 to October 29, 2002
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

Total current	—	—	—	—

Deferred:
Federal	(86,540)	(40,003)	(4,490)	(28,416)
State	(10,181)	(4,706)	(528)	(3,343)
Increase in valuation allowance	96,721	44,709	5,018	31,759

Total deferred	—	—	—	—

Total (benefit) expense	$—	$—	$—	$—

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carry forwards	$210,002	$168,083
Property impairment	75,989	—
Accounts receivable reserve	2,367	3,700
Other	7,028	4,538

	295,386	176,321

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

	2004	2003
Deferred tax liabilities:
Property	(30,566)	(8,223)
Other	(901)	(900)

	(31,467)	(9,123)

Net deferred tax assets	263,919	167,198
Valuation allowance	(263,919)	(167,198)

Net deferred tax liabilities	$—	$—

At December 31, 2004, the Company had net operating loss carry forwards of approximately $553 million. At December 31, 2003, the Company had net operating loss carry forwards of approximately $442 million, including net operating loss carry forwards of approximately $213 million incurred by BTI prior to the date of its acquisition by the Company. These acquired net operating losses created additional deferred tax assets of $77 million, which are included in the foregoing table. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total change in the valuation allowance was $97 million. As a result of the Company’s acquisition of BTI, the net deferred tax asset increased by $93 million, including the $77 million net operating loss carry forward benefit, for which a full valuation allowance was provided. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit the ability to utilize net operating loss carry forwards in the case of certain events, including significant changes in ownership interests. During the year ended December 31, 2002, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize pre-ownership change losses and pre-merger losses of BTI against future taxable income will be limited. The loss carry forwards expire in the years 2019 through 2024.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	October 30 to December 31, 2002	January 1 to October 29, 2002
Federal statutory rate	(34)%	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(4)	(4)
Permanent differences	1	(2)	14	(74)
Increase in valuation allowance	37	40	24	112

Effective income tax rate	0%	0%	0%	0%

9.    Convertible Redeemable Preferred Stock

On October 29, 2002, in connection with its plan of reorganization, the Company issued 300,000 shares of a new issue of its 8% Series A Convertible Redeemable Preferred Stock (the “Series A preferred stock”) for a total purchase price of $30 million (Note 15). As of October 29, 2002, the Series A preferred stock was convertible into a total of approximately 5,249,987 shares of the Company’s common stock at a conversion price of $5.7143 per share of common stock. On October 29, 2002, the Company also issued 1,020,000 warrants, which were exercisable as of that date for a total of approximately 1,020,000 shares of common stock at an exercise price of

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

$5.114 per share of common stock. In December 2004, a Series A preferred stockholder, who held approximately 50% of the outstanding shares, converted those shares into common stock of the Company. As a result, the Company recognized the unamortized discount of $2.2 million associated with those shares as a reduction of income applicable to common shareholders.

On October 6, 2003, in connection with its acquisition of BTI, the Company issued to some of the Welsh Carson securityholders a total of 350,000 shares of the Series B preferred stock for a total purchase price of $35 million (Note 3). On November 11, 2004, the Company exercised its right under the BTI merger agreement to require the Welsh Carson securityholders to purchase 150,000 additional shares of the Series B preferred stock for an aggregate purchase price of $15 million. It was a condition to the obligation of the Welsh Carson securityholders to purchase these shares that the Company have unrestricted cash of less than $20 million. The Company completed the sale of the Series B preferred stock on November 12, 2004.

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

Dividends accrue on the Series A preferred stock and the Series B preferred stock at an annual rate of 8%. Under its charter, the Company has the option, instead of paying cash dividends on either series of preferred stock, to pay dividends on such series in additional shares of that series. Since its initial issuance of the Series A preferred stock on October 29, 2002, the Company has paid all accrued dividends on Series A and Series B preferred stock in the form of payment-in-kind dividends. Solely for purposes of calculating the dividend amount, each share of preferred stock issued as a payment-in-kind dividend is valued at its liquidation preference of $100. In addition, the Company is accreting through the redemption date of each series of preferred stock discount arising when shares of such series are issued.

10.    Other Equity Interests

Common Stock

The Company amended its charter in December 2003 to increase the number of its authorized shares of common stock from 250,000,000 shares to 350,000,000 shares. There were 55,078,705 shares of common stock issued and outstanding at December 31, 2004.

ITC^DeltaCom, Inc. Stock Incentive Plan

Before its reorganization, the Company maintained several stock option plans for its employees and directors. Under the Company’s plan of reorganization, each of these plans was terminated as of October 29,

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

2002, the effective date of the plan. In connection with the Company’s reorganization, its board of directors adopted the ITC^DeltaCom, Inc. Stock Incentive Plan, effective October 29, 2002 (the “stock incentive plan”). Under the stock incentive plan, the Company could issue up to 4,700,000 shares of common stock, of which up to 200,000 shares could be issued pursuant to awards of unrestricted common stock, up to 1,000,000 shares could be issued pursuant to awards of restricted stock or restricted stock units and up to 3,500,000 shares could be issued pursuant to the exercise of options. The stock incentive plan was amended and restated in October 2003 and approved as amended and restated by the Company’s stockholders in December 2003. Following the amendment and restatement, the Company may issue up to 7,300,000 shares of common stock, of which no more than 3,650,000 shares may be issued upon the exercise of incentive stock options. In any fiscal year, no participant may be awarded options or restricted stock and stock units for more than 1,000,000 shares or stock appreciation rights for more than 500,000 shares. Awards under the stock incentive plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing.

On November 20, 2002, in accordance with its plan of reorganization, the Company granted to its executive officers stock units for a total of 1,000,000 shares of its common stock. These stock units vested as to one-third of the shares subject to the award as of the grant date and as to an additional one-third of the shares subject to the award on each of the first and second anniversaries of the grant date. Compensation expense related to the grant of these stock units was charged to income in the amount of $883,000 for the period from October 30, 2002 to December 31, 2002 and in the amount of $883,000 for each of the years ended December 31, 2003 and 2004.

On January 13, 2003, the Company awarded 98,300 shares of unrestricted common stock to non-management employees of the Company who were employees of the Company during the Company’s reorganization process. Compensation expense in the amount of $257,000 related to these awards was charged to income for the period from October 30, 2002 to December 31, 2002.

On October 28, 2003, the Company granted to its officers, including its executive officers, stock units for a total of 816,000 shares of its common stock, of which 166,000 shares have been canceled. These stock units vested as to one-fourth of the shares subject to the award as of the first anniversary of the grant date and will vest as to an additional one-fourth of the shares subject to the award on each of the second, third and fourth anniversaries of the grant date. Compensation expense in the amount of $953,000 and $224,000 was charged to income for the years ended December 31, 2004 and December 31, 2003, respectively. The remaining expense of $1,400,000 will be recognized ratably over the subsequent eight quarters.

On January 27, 2004, the Company granted to its officers, including its executive officers, stock units for a total of 130,000 shares of its common stock, of which units for a total of 35,000 shares have been canceled. These stock units will vest as to 8,750 shares subject to the award as of the first anniversary of the grant date, as to 38,750 shares as of the second anniversary of the grant date, and as to 23,750 shares as of the third and fourth anniversaries of the grant date.

On July 27, 2004, the Company granted to its officers, including its executive officers, stock units for a total of 20,000 shares of its common stock. These stock units will vest as to one-third of the shares subject to the award on each of the first, second and third anniversaries of the grant date.

Compensation expense in the amount of $167,000 was charged to income for the year ended December 31, 2004 for the stock units granted in 2004, and the remaining expense of $599,000 will be charged to income in the amounts of $199,000 in 2005 through 2006, $187,000 in 2007 and $14,000 in 2008.

The compensation committee of the board of directors administers the stock incentive plan and determines the recipients of grants under the plan and terms of any awards. The Company intends each option it grants under

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

the stock incentive plan to be a nonqualified stock option for income tax purposes, unless it specifically designates the option as an “incentive stock option” under Section 422 of the Internal Revenue Code. All of the stock options the Company granted through December 31, 2004 are nonqualified stock options.

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

Statement of Financial Accounting Standards No. 123

The Company accounts for its stock-based compensation plans under APB No. 25 under which no compensation cost is recognized for options granted with a per share exercise price equal to the fair market value of the Company’s common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of all options to purchase shares of common stock granted to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions:

	Successor			Predecessor
Assumptions	Year Ended December 31, 2004	Year Ended December 31, 2003	October 30 to December 31, 2002	January 1 to October 29, 2002
Risk-free interest rate	3.36%	4.55%	3.13%	4.35%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	110.00%	84.00%	84.93%	196.97%

The weighted-average fair value of options granted under the Company’s stock options plans during the year ended December 31, 2004, the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, and the period from January 1, 2002 to October 29, 2002 was $4.04, $3.58, $1.53, and $0.49, per share, respectively.

The total fair value of options for common stock granted to employees of the Company during the year ended December 31, 2004 was computed as approximately $841,000, which would be amortized on a pro forma basis over the four-year vesting period of those options.

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

If the Company had accounted for these options in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net loss for the year ended December 31, 2004, the year ended December

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

31, 2003, the period from October 30, 2002 to December 31, 2002, and the period from January 1, 2002 to October 29, 2002 would have increased as follows:

	Successor			Predecessor
	Year Ended December 31, 2004	Year Ended December 31, 2003	October 30 to December 31, 2002	January 1 to October 29, 2002
		(In thousands)
As reported	$(256,573)	$(28,251)	$(3,210)	$(33,476)
Add: total stock based employee compensation expense included in net loss	1,771	1,147	1,140	—
Less: total stock based employee compensation expense determined under fair value method for all awards	(3,220)	(3,235)	(2,340)	(4,475)

Pro forma	$(258,022)	$(30,339)	$(4,410)	$(37,951)

Basic and diluted net loss per share
As reported	$(4.91)	$(0.61)	$(0.07)	$(0.54)
Pro forma	$(4.94)	$(0.65)	$(0.10)	$(0.61)

A summary of the status of options issued under the Successor Company’s plan and the Predecessor Company’s plans for the periods indicated is as follows:

	Shares	Weighted Average Exercise Price Per Option
Predecessor Company:
Outstanding at December 31, 2001	13,034,644	$7.02
Granted	2,425,205	$0.48
Exercised	—	—
Forfeited	(1,755,091)	$5.57
Cancellation of stock options in connection with the plan of reorganization	(13,704,758)	$5.57

Successor Company:
Outstanding at October 30, 2002	—	—
Granted	3,060,000	$4.89
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2002	3,060,000	$4.89
Granted	397,540	$3.66
Exercised	—	—
Forfeited	(377,584)	$4.77

Outstanding at December 31, 2003	3,079,956	$4.72
Granted	208,250	$5.82
Exercised	(42,215)	$2.76
Forfeited	(442,814)	$4.96

Outstanding at December 31, 2004	2,803,177	$4.82

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date at December 31, 2004:

Range of Exercise Prices	Outstanding as of Dec. 31, 2004	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of Dec. 31, 2004	Weighted Average Exercise Price
$1.82 - $2.60	842,625	8.8	$2.56	427,966	$2.58
$3.70 - $4.40	232,852	9.8	$3.99	57,633	$3.99
$5.28 - $6.86	1,727,700	8.8	$6.03	1,521,536	$6.06

At December 31, 2004, options to purchase 2,007,135 shares of the Company’s common stock with a weighted average exercise price of $5.26 per share were exercisable by employees of the Company.

At December 31, 2004, options to purchase 2,561,308 shares remained available for grant under the Company’s stock incentive plan.

Option vesting schedules generally range from 25% of the shares subject to the option over a four year vesting period to 33.3% of the shares subject to the option over a three year vesting period.

11.    Restructuring and Special Charges

In April and September 2002, the Company continued restructuring its operations to implement additional reductions begun in 2001 to its workforce, non-personnel operating expenses and planned capital expenditures. As a result of these restructurings, the Company recorded restructuring costs of approximately $1.8 million in April 2002, related to its data center operations, and of approximately $943,000 in September 2002, primarily related to its retail services, which were included as components of selling, operations and administrative expense. Restructuring charges included the Company’s estimate of employee severance and related costs for employees terminated and office lease termination costs. The restructuring charges also included estimates of termination payments for canceled service contracts. Restructuring costs were accrued in accordance with EITF 94-3. The Company also recorded impairment charges of approximately $223,000 in April 2002 that related to the net book value, less expected salvage value, of software removed from service from in its data center. In April 2002, the Company terminated more than 40 employees from its e^deltacom business. In September 2002, the Company terminated eight employees from its broadband transport business and approximately ten employees from its retail services business. The Company did not specifically identify the termination of an entire function or department in either restructuring.

The following table summarizes restructuring and impairment charges the Company recorded in 2002 (in thousands):

Employee severance	$2,180
Office space leases	297
Contract termination costs	308
Write-off of assets	223

Total	$3,008

In December 2003, in connection with the integration of BTI, the Company implemented additional reductions to its workforce and leased office space. The Company recorded restructuring charges for employee

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

severance and related costs and office lease termination costs of approximately $1.2 million, which are included in merger-related expenses in the accompanying consolidated statements of operations. The Company also recorded retention bonuses of $822,000 in the fiscal quarter ended December 31, 2003 for continuing services, which are also included in merger-related expenses, and assumed $442,000 retention cost liabilities incurred by BTI prior to the acquisition. The Company also recorded approximately $124,000 of other restructuring charges. As part of the BTI acquisition (Note 3), the Company assumed accrued restructuring liabilities of approximately $6.4 million and recorded additional charges of approximately $4 million in connection with the acquisition, which were associated with long-term leases for unused facilities, net of estimable sublease income. The Company also assumed accrued restructuring liabilities of approximately $1.6 million and recorded additional employee severance charges of approximately $4 million in connection with the acquisition. In connection with the merger, in the year ended December 31, 2004, the Company recorded additional retention bonuses of $298,000 for continuing services and $138,000 additional employee severance costs, which are included in merger-related expenses, and accrued additional office and site lease termination costs of approximately $2.5 million, which were included in the adjustment of the original purchase price allocation.

In December 2004, the Company implemented a plan to reduce its workforce by approximately 230 employees, or approximately 11% of the workforce as a cost-reduction measure, beginning on December 17, 2004, with completion planned by March 31, 2005. The Company recorded a restructuring accrual of approximately $1.6 million for employee severance costs related to this workforce reduction that were included as components of selling, operations and administrative expense.

The following table reflects activity associated with accrued restructuring charges from January 1, 2004 through December 31, 2004, which are recorded in accrued liabilities (in thousands):

	Balance at December 31, 2003	Accruals	Merger- Related Charges	Payments	Balance at December 31, 2004
Restructuring charges:
Employee severance	$5,732	$1,514	$138	$5,501	$1,883
Office space leases	10,398	—	2,536	3,377	9,557
Other costs	1,264	—	298	1,562	—

Total	$17,394	$1,514	$2,972	$10,440	$11,440

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the table below.

	Balance at December 31, 2003	Balance at December 31, 2004
Other accrued liabilities	$8,130	$4,365
Long-term restructuring liabilities	9,264	7,075

Total	$17,394	$11,440

12.    Commitments and Contingencies

Purchase Commitments

At December 31, 2004, the Company had entered into agreements with vendors to purchase approximately $5.4 million of equipment and services during the year ending December 31, 2005 related to the improvement and installation of switches, other network equipment and certain services.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Legal Proceedings

In the normal course of business, the Company is subject to various litigation. Management does not believe that there are any legal proceedings pending against the Company, other than those described below, that likely could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Regulatory Proceedings. The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by the regional Bell operating companies. The Company anticipates these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies are also actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive telecommunications service providers, including the Company. If successful, these initiatives could make it more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

Proceedings Affecting Rights-of-Way. To maintain its fiber optic network, the Company has obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. The Company may not be able to continue to use or have access to all of its existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of the Company’s significant licenses to use the rights-of-way of others, including its licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company, Kansas City Southern Railroad and Illinois Central Railroad. These pending proceedings affect approximately 1,600 route miles of the Company’s network as of December 31, 2004. If some of these or similar future challenges are successful, or if the Company otherwise is unsuccessful in maintaining or renewing its rights to use its network easements, rights-of-way, franchises and licenses, the Company may be compelled to abandon significant portions of its network, which would require it to incur additional expenditures, and it could also be required to pay substantial monetary damages. As indicated below, the results of these challenges are uncertain and, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position. These challenges include, but are not limited to, the following:

Mississippi Power Company Rights-of-Way. A portion of the Company’s network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several landowners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. The Company became a party to the proceeding after the January 1999 order. The Circuit Court of the First Judicial District of Jasper County, Mississippi has directed the Company not to use that portion of its fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency, pending the outcome of the trial. The Company has rerouted all of the circuits on the affected portion of its network so that it may continue to provide services to its customers along the affected route. If the courts ultimately agree with the landowners that the existing easements do not permit the Company’s use, the Company believes its potential liability for damages may be limited to the value of a permanent easement for that use. The Company cannot

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

provide assurance in this respect, because the landowners are seeking damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for the Company’s use of the route.

The Company initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which the Company seeks a declaratory judgment confirming the Company’s continued use of cables in Mississippi Power Company’s rights-of-way on 37 parcels of land and 63 parcels of land, respectively, or, alternatively, condemnation of the right to use the cables upon payment of just compensation to the landowners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company and the Company in which they seek a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. Although the Company has resolved the issue of the Company’s use of the rights-of-way with some of the defendants, the Company cannot be certain that it will be successful in either of these proceedings. The August 2001 proceeding was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which the Company was made a defendant, which was initiated by landowners claiming to represent a class of landowners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. Both suits have been dismissed by the district court and are on appeal to the United States Court of Appeal for the Fifth Circuit. Several of the defendants in the civil action involving the 37 parcels of land have sued Mississippi Power Company and the Company in Jones County Chancery Court alleging trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation and conspiracy, and seeking an accounting and an unspecified amount of damages.

Since 2002, over 220 lawsuits have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, the Company and MCI. Each plaintiff claims to be the owner of property over which Mississippi Power Company has an easement and that MCI and/or the Company have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claims trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also seeks $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by MCI and the Company of the cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. In December 2004, a settlement agreement was entered and each of the cases has been or is expected to be dismissed, because the plaintiffs have granted Mississippi Power Company an easement that allows for the Company’s use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties.

In 2002, a lawsuit on behalf of five property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. In May 2004, the Company was added as a defendant in the lawsuit, upon the court’s order. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. In September 2004, the court granted Mississippi Power Company’s motion for partial summary judgment and issued a final order that the plaintiff is not entitled to any compensation for trespass damages. The plaintiff has appealed the order to the Mississippi Supreme Court. The Company’s motion for summary judgment on all claims is pending.

In August 2002, the Company was served with a complaint filed in the Circuit Court of Hinds County, Mississippi, in which four owners of property located in Hancock County, Mississippi allege that Mississippi Power

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Company and the Company have violated the plaintiffs’ rights with regard to the use of Mississippi Power Company’s easement across the plaintiffs’ properties. The plaintiffs allege trespass, unjust enrichment, negligence, breach of contract and tortious breach of contract, fraudulent concealment, fraudulent misrepresentation and conspiracy, and seek an accounting and an unspecified amount of damages. The Company was dismissed from this proceeding in October 2004.

In September 2002, Mississippi Power Company and the Company were served with a summons and complaint filed in a civil action in the Circuit Court of Jasper County, Mississippi. The landowners of 75 parcels of property located in various Mississippi counties allege that Mississippi Power Company and the Company have violated the landowners’ rights with regard to the use of Mississippi Power Company’s easements across the landowners’ properties. The allegations are similar to those made in the other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy and seek from each plaintiff $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of gross revenues derived from use of the rights-of-way and court costs. Although MCI is not a party to this action, during the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company had removed this action to the United States District Court for the Southern District of Mississippi and requested that the action to be transferred to the United States Bankruptcy Court for the Southern District of New York, which administered MCI’s bankruptcy proceedings. There have been no further developments is this matter.

In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and the Company by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of property located in Lamar County, Mississippi. Both plaintiffs also were defendants in the Company’s action involving 37 parcels of land described above. The plaintiffs have not specified the amount of damages they are seeking.

In December 2002, two civil actions were filed against Mississippi Power Company and the Company in the Circuit Court of Smith County, Mississippi, by a single attorney. The plaintiffs allege trespass on the basis that the documents granting Mississippi Power Company the rights to cross the plaintiffs’ property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. The plaintiffs allege that the Company is using such rights-of-way across the plaintiffs’ property, but it does not have sufficient information from the complaint or otherwise to determine where the plaintiffs’ properties are located. The Company does not use rights-of-way in Smith County, Mississippi, where these civil actions were filed. However, one of the actions involves multiple plaintiffs and has been removed by Mississippi Power Company to the United States District Court for the Southern District of Mississippi because some parcels of land are crossed by a transmission line used by MCI. There have been no further material developments in the proceeding that was resolved. The other proceeding has been dismissed.

Mississippi Power Company and Southern Company Rights-of-Way. In April 2002, a civil action was filed by an individual property owner in the Chancery Court of Harrison County, Mississippi, against Mississippi Power Company, Southern Company and the Company. The plaintiff seeks permanently to enjoin Mississippi Power Company and Southern Company from continuing to permit their rights-of-way across the plaintiff’s property to be used by third parties in any manner that is not related to the transmission of electric power. The plaintiff also seeks proof of cancellation of all leases and contracts between third parties and Mississippi Power Company or Southern Company regarding the use of the fiber optic cable on the rights-of-way across the plaintiff’s property, proof that the use of the rights-of-way is for purposes associated with providing electricity, an accounting of revenues of third parties from the use of the rights-of-way, punitive damages of $1 million, and costs and expenses. In November 2003, the plaintiff voluntarily dismissed his claims with prejudice.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

In July 2002, nine lawsuits on behalf of 101 property owners were filed against Mississippi Power Company, Southern Company and the Company in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. During the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company sought to change the venue of these proceedings, but the proceedings have been returned to the original venue.

Gulf Power Company Rights-of-Way. The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of the Company’s network. In the fourth quarter of 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida, by two landowners that claim to represent a class of all landowners over whose property Gulf Power has facilities that are used by third parties. The landowners have alleged that Gulf Power does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis that, among other things, there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court also has permitted the plaintiffs to amend their complaint to allege additional facts to support their contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. In November 2003, the trial court granted the plaintiffs’ motion for partial summary judgment on various grounds. In January 2005, the court allowed the plaintiffs to file an amended complaint. The Company has filed an answer to the amended complaint.

Georgia Power Company Rights-of-Way. The Company uses rights-of-way of Georgia Power Company in Georgia for a portion of the Company’s network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of landowners. The plaintiffs have alleged that Georgia Power and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. The Company was made a party to the suit in January 2002. In January 2005, the Court granted the plaintiffs’ motion for partial summary judgment, holding that Georgia Power Company had the right to use the easements for communications directly related to the transmission and distribution of electricity, but that the easements do not provide Georgia Power Company the right to allow any other party, including the Company, the use of the rights-of-way for the transmission of telecommunications services. The order has been appealed to the Georgia Supreme Court.

In November 2002, a civil action was filed in the Superior Court of Walton County, Georgia, against Georgia Power Company and the Company. The plaintiff, claiming to be representative of a class of all landowners over which Georgia Power Company has facilities, alleges that the documents granting Georgia Power Company the rights to cross the plaintiff’s property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. The civil action claims trespass and unjust enrichment. There are no specified dollar amounts demanded in the complaint, but the relief sought includes compensatory damages, punitive damages, attorney fees and injunctive relief requiring the removal of the fiber optic facilities from the plaintiff’s land. This matter has been stayed by agreement of the parties pending the outcome of the Decatur County action described above, as that case may encompass the same claims.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. In March 2003, a complaint was filed against the Company in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, claim to be owners of the land across which certain rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad are located. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad across Mississippi. The plaintiffs claim that the documents granting the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorney’s fees, an accounting of amounts paid to Kansas City Southern Railroad and Illinois Central Railroad and declaratory relief regarding the parties’ rights. The Company has denied the allegations, but has counter-claimed for the certification of a class of counter-defendants. The Company sought a declaration that it has the right to use the rights-of-way or, alternatively, to condemn such rights. In September 2004, the District Court found that neither the class requested by the plaintiffs nor the proposed class of counter-defendants should be certified. The Company’s appeal of the District Court’s refusal to certify a class of counter-defendants was denied by the United States Court of Appeals for the Fifth Circuit. In February 2005, the District Court dismissed the claims of the remaining plaintiffs. The plaintiffs have appealed the decision to the Fifth Circuit. The Company has filed a cross-appeal.

A lawsuit was filed against the Company in Richland Parish, Louisiana, in July 2003 and removed to the United States District Court, Western District of Louisiana, Monroe Division, in August 2003. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the land which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation and operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorney’s fees. In July 2004, the Court found that the class should not be certified. One plaintiff voluntarily dismissed his claim when discovery revealed that he had no rights in the property identified in the complaint. The only remaining named plaintiff asserts a claim based on ownership of less than one mile of property over which the Company uses fiber optic cable within the rights-of-way of Kansas City Southern Railroad or Illinois Central Railroad. The trial of this matter is scheduled for October 2005.

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Claim Relating to Sale of Account Receivable. In the first quarter of 2003, the Company sold for approximately $1.0 million approximately $2.2 million of accounts receivable owed to the Company by MCI before MCI filed for bankruptcy under Chapter 11 of the Bankruptcy Code in 2002. In November 2004, the Company received a notice from the assignee of the accounts receivable demanding that the Company repurchase for $830,000 approximately $1.5 million of such accounts receivable. The Company expects that, if it makes payment on such claim to the assignee, it would seek recovery on such claim from MCI’s bankruptcy estate. The Company is unable to predict the amount of such claim, if any, that it would be able to recover in such event, but is negotiating with the bankruptcy estate to attempt to resolve any objections.

13.    Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan. The Company offered matching of employee contributions at a rate of 100% of up to the first 2% of employee contributions and 50% of up to the next 4% of employee contributions for the year ended December 31, 2002. As of January 1, 2003, the Company offers matching of employee contributions at a rate of 50% on the first 4% of employee contributions. Total matching contributions made to the Company’s plan and charged to expense by the Company for the year ended December 31, 2004, the year ended December 31, 2003, the period from October 30, 2002 to December 31, 2002, and the period from January 1, 2002 to October 29, 2002 were $1.2 million, $859,000, $258,000, and $1.8 million, respectively. No discretionary contributions were made for the year ended December 31, 2004, 2003 or 2002.

14.    Related Party Transactions

The Company has adopted a policy requiring that any material transactions between the Company and certain persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arm’s-length transactions with independent third parties.

The following is a summary of certain transactions during the years ended December 31, 2004 and 2003 among the Company and its directors, executive officers, beneficial owners of more than 5% of its common stock or preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

Transactions With ITC Holding Company, Inc. and Affiliates

The Company entered into the transactions with ITC Holding Company, Inc., its subsidiaries and its affiliates described below. ITC Holding Company was the Company’s sole stockholder before the Company completed its initial public offering of common stock in October 1997. During the years ended December 31, 2004 and 2003, various directors and executive officers of ITC Holding Company also served as directors of the Company. Prior to the Company’s reorganization, ITC Holding Company was the beneficial owner of more than 5% of the Company’s old common stock, Series B-1 preferred stock and Series B-2 preferred stock. On October 29, 2002, in exchange for the cancellation of these securities and senior notes under the Company’s plan of reorganization, ITC Holding Company was issued over 5% of the Company’s new common stock. ITC Holding Company sold this common stock, and ceased to be an affiliate of ITC^DeltaCom, in connection with its acquisition by another company in May 2003. As a result, information with respect to some of the transactions between the Company and ITC Holding Company and its affiliates is provided through April 2003.

Telecommunications Services Transactions. The Company provided long-distance and carrier-switched service to ITC Holding Company and its former subsidiaries, InterCall, Inc. and In View, between January 1, 2003 and April 30, 2003. The Company earned commissions by serving as agent for some interexchange carriers

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

doing business with InterCall. Under these agreements, the Company contracted with the interexchange carrier and re-billed the appropriate access charges plus a margin to InterCall. Revenues recorded by the Company for all of these services were approximately $1.9 million for the year ended December 31, 2003.

InterCall provided conference-calling services to the Company. For these services, the Company paid approximately $86,000 for the four months ended April 30, 2003.

Other Transactions. The Company is the joint owner with Campbell B. Lanier, III, a director, and other parties of an aircraft that it uses for corporate purposes. The Company and the other owners of the aircraft pay third parties for air travel services related to the operation, storage and maintenance of the aircraft on the Company’s behalf. The Company pays its proportionate share of the fees and expenses associated with these air travel services based on its use of the aircraft. ITC Service Company, a subsidiary of ITC Holding Company, provided the Company with the foregoing air travel services in the year ended December 31, 2003 until ITC Holding Company was acquired by another company in May 2003. In connection with the May 2003 sale of ITC Holding Company, ITC Service Company transferred the air travel service portion of its business to ITC Holding Company, LLC, which is a single-member limited liability company managed and wholly owned by Mr. Lanier. For the years ended December 31, 2004 and 2003, the Company recorded expenses to ITC Service Company and/or ITC Holding Company, LLC totaling approximately $559,000 and $293,000, respectively, for these services and $38,000 and $37,000, respectively, for the use of business conference facilities. The Company recorded revenues of $38,000 during the year ended December 31, 2004 for telecommunication services that it furnished to ITC Holding Company, LLC.

For the years ended December 31, 2004 and 2003, the Company recorded revenues of $298,000 and $293,000, respectively, for telecommunication services that it furnished to ITC Financial Services, LLC, an entity of which Mr. Lanier is an officer and significant stockholder.

For the year ended December 31, 2004, the Company recorded revenues of $429,000 for telecommunication services that it furnished to PRE Solutions, Inc., an entity of which Mr. Lanier is an officer and significant stockholder.

Transactions With SCANA Corporation and Affiliates

The Company entered into the transactions with SCANA Corporation and its subsidiaries described below. William B. Timmerman, a director of ITC^DeltaCom in 2003 and 2004 until his resignation on October 25, 2004, serves as Chairman, Chief Executive Officer and President of SCANA. Before the plan of reorganization, SCANA was the beneficial owner of more than 5% of the Company’s formerly outstanding common stock, Series A preferred sock, Series B-1 preferred stock and Series B-2 preferred stock. On October 29, 2002, in exchange for the cancellation of these securities under the Company’s plan of reorganization, and as a result of its investment in the currently outstanding Series A preferred stock, SCANA became the beneficial owner of more than 5% of the common stock and the Series A preferred stock. SCANA maintained beneficial ownership of more than 5% of the common stock and Series A preferred stock until December 2004.

Retail Services. The Company provides retail services, including local and long distance telephone services, data services and Internet access, to SCANA and some of SCANA’s subsidiaries. The Company billed those entities for such services a total of approximately $944,000 and $1.8 million for the years ended December 31, 2004 and 2003, respectively.

Access Services. The Company purchased long-haul services from SCANA totaling less than $60,000 for the year ended December 31, 2003.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Leases. The Company leases office space and space for telecommunications switching equipment at various locations in Columbia, South Carolina from a subsidiary of SCANA. Under the lease agreements, the Company paid approximately $273,000 and $262,000 for the years ended December 31, 2004 and 2003, respectively.

Transactions With KNOLOGY, Inc. and Subsidiaries

The Company entered into the transactions with KNOLOGY, Inc. and its subsidiaries described below. Two of our directors in 2003 and 2004, Campbell B. Lanier, III and Donald W. Burton, have reported that they beneficially own approximately 6.4% and 5.6%, respectively, of the outstanding voting common stock of KNOLOGY as of January 31, 2005 (6.3% and 9.8%, respectively, in 2003). One of our significant stockholders in 2003 and 2004, SCANA Corporation, has reported that it beneficially owned during at least a portion of 2004, 12.0% (12.5% in 2003) of KNOLOGY’s outstanding voting stock and all outstanding shares of KNOLOGY’s non-voting common stock. Mr. Lanier serves as Chairman of KNOLOGY’s board of directors and Mr. Burton serves as a director of KNOLOGY.

The Company has sold capacity on its fiber optic network to KNOLOGY and one of its subsidiaries, Interstate Telephone Company. The Company also has provided long distance and carrier switched long-distance service to KNOLOGY and its subsidiaries, Interstate Telephone Company and Valley Telephone Company. The Company provides directory assistance and operator service to KNOLOGY and some of its subsidiaries. Revenues recorded by the Company for all of these services were approximately $1.9 million and $3.5 million for the years ended December 31, 2004 and 2003, respectively. The Company recorded revenues of $164,000 from the sale of equipment to KNOLOGY for the year ended December 31, 2004.

The Company purchased feature group access and other services from KNOLOGY and its subsidiaries totaling approximately $689,000 and $837,000 for the years ended December 31, 2004 and 2003, respectively. The Company also purchased fiber ring circuits from KNOLOGY in the year ended December 31, 2003 for $225,000.

Transactions With the Welsh Carson Securityholders

On October 29, 2002, pursuant to the Company’s plan of reorganization, the Welsh Carson securityholders acquired 49.3% of the Company’s common stock in exchange for cancellation of their senior notes (Note 15). These securityholders subsequently increased their ownership of the Company’s voting securities in connection with the Company’s acquisition of BTI (Note 3) and subsequent purchase of additional Series B preferred stock (Note 9).

The Welsh Carson securityholders and some of their affiliates, including BTI before it was acquired by the Company and other portfolio companies, sell telecommunications services to, and purchase telecommunications and related services from, the Company in the ordinary course of business on arm’s-length terms. The amount of the purchases by the Welsh Carson securityholders and their affiliates of telecommunications and related services from the Company totaled approximately $600,000 for the year ended December 31, 2003. The sales by the Welsh Carson securityholders of telecommunications services to the Company totaled approximately $1.1 million for the year ended December 31, 2003.

Transactions With J. Smith Lanier, II and Affiliates

The Company entered into the transactions with J. Smith Lanier, II described below. Before consummation of the Company’s plan of reorganization, Mr. Lanier was the beneficial owner of more than 5% of the Company’s formerly outstanding common stock. Mr. Lanier is the beneficial owner of more than 5% of the Series A preferred stock and the Chairman and a significant stockholder of J. Smith Lanier & Co..

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

Insurance Brokerage Services. J. Smith Lanier & Co., an insurance placement company, has provided the Company with insurance brokerage services, including the negotiation and acquisition on behalf of the Company of various insurance policies with third-party insurers. Prior to 2004, J. Smith Lanier & Co. received a commission on the gross premium of these insurance policies ranging from 5% to 7%. This gross premium totaled $2.7 million and $3.5 million for the years ended December 31, 2004 and 2003, respectively, and in 2004 included payment of $185,000 for risk management services.

Retail Services. The Company provides retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Revenue attributable to J. Smith Lanier & Co. for the provision of these services totaled approximately $634,000 and $707,000 for the years ended December 31, 2004 and 2003, respectively.

Other Transactions

CT Communications Northeast, Inc., a wholly owned subsidiary of CT Communications, Inc., became the beneficial owner of over 5% of the Series A preferred stock in December 2004, as a result of the conversion of Series A preferred stock by SCANA. CT Communications, Inc. purchases private line and operator services from us. We billed CT Communications approximately $810,000 for these services for 2004.

15.    Chapter 11 Bankruptcy Proceedings

On June 25, 2002, ITC^DeltaCom filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Under the Bankruptcy Code, interest on the Company’s outstanding senior notes and convertible subordinated notes and the 8% annual dividends on the Company’s Series B-1 preferred stock and Series B-2 preferred stock ceased to accrue during the bankruptcy proceedings.

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

The effects of the plan of reorganization and the application of fresh start reporting on the Company’s consolidated balance sheet as of October 29, 2002 are as follows (in thousands):

	Predecessor Company	Effects of Plan of Reorganization		Fresh Start Accounting Adjustments		Successor Company
Current assets:
Cash and cash equivalents	$19,210	$29,554	(a)	$—		$48,764
Accounts receivable, customer	53,387	—		—		53,387
Accounts receivable, affiliates	3,798	—		—		3,798
Inventory	4,481	—		—		4,481
Prepaid expenses	4,769	—		—		4,769

Total current assets	85,645	29,554		—		115,199

Property, plant and equipment, net	611,036	—		(198,782	)(h)	412,254

Other long-term assets:
Intangible assets	55,278	—		(29,397	)(i)	25,881
Other long-term assets	2,284	—		—		2,284

Total other long-term assets	57,562	—		(29,397)		28,165

Total assets	$754,243	$29,554		$(228,179)		$555,618

Current liabilities:
Accounts payable—trade	$37,513	$—		$—		$37,513
Accounts payable—construction	4,031	—		—		4,031
Accrued interest	1,219	—		—		1,219
Accrued compensation	5,238	—		—		5,238
Unearned revenue	20,260	—		—		20,260
Other accrued liabilities	19,006	—		—		19,006
Current portion of long-term debt and capital lease obligations	4,238	—		—		4,238

Total current liabilities	91,505	—		—		91,505

Long-term debt and capital lease obligations	200,109	—		—		200,109

Liabilities subject to compromise	538,147	(538,147	)(b)	—		—

Redeemable convertible preferred stock:
Successor—preferred Series A	—	24,433		—		24,433
Predecessor—preferred Series B-1	26,708	(26,708	)(c)	—		—
Predecessor—preferred Series B-2	36,983	(36,983	)(c)	—		—

	63,691	(39,258)		—		24,433

Stockholders’ equity (deficit):
Predecessor—preferred Series A	15	(15	)(d)	—		—
Predecessor—common stock	624	(624	)(d)	—		—
Successor—common stock	—	447	(a)(e)	—		447
Additional paid in capital	356,839	(119,837	)(e)	—		237,002
Warrants	11,441	(9,319	)(a)(f)	—		2,122
Deficit	(508,128)	736,307	(g)	(228,179)		—

Total stockholders’ equity (deficit).	(139,209)	606,959		(228,179)		239,571

Total liabilities and stockholders’ equity	$754,243	$29,554		$(228,179)		$555,618

(a)	Represents the purchase price of the new Series A preferred stock, net of issuance costs and value assigned to the warrants and common stock issued as part of the transaction.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

(b)	Represents the discharge of indebtedness in accordance with the plan of reorganization as follows (in thousands):

Senior notes	$415,000
Convertible subordinated notes	100,000
Accrued interest	23,147

Total	$538,147

(c)	Represents the cancellation of the Series B-1 preferred stock and Series B-2 preferred stock of the Predecessor Company in accordance with the plan of reorganization.
(d)	Represents the cancellation of the Series A convertible preferred stock and common stock of the Predecessor Company in accordance with the plan of reorganization.
(e)	Represents the issuance of the new common stock in accordance with the plan of reorganization.
(f)	Represents the cancellation of the warrants of the Predecessor Company and the assignment of the value of the warrants to the Successor Company.
(g)	Represents the elimination of historical accumulated deficit and adjusts stockholders’ equity to reflect the fair value of the Successor Company’s total equity.
(h)	Represents an adjustment to property, plant and equipment to fair value and a write-off of previously-recorded accumulated depreciation.
(i)	Represents the elimination of goodwill and other intangibles of the Predecessor Company.

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

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Total
Operating revenues	$149,074	$149,323	$145,384	$139,846	$583,627
Gross margin	75,354	76,460	73,262	67,628	292,704
Net loss applicable to common stockholders	(10,405)	(7,271)	(10,755)	(228,142)	(256,573)
Basic and diluted net loss per common share	(0.20)	(0.14)	(0.21)	(4.32)	(4.91)

2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)	Total
Operating revenues	$99,074	$102,483	$108,084	$151,925	$461,566
Gross margin	51,090	51,922	53,478	74,232	230,722
Net loss applicable to common stockholders	(4,727)	(4,285)	(4,309)	(14,930)	(28,251)
Basic and diluted net loss per common share	(0.11)	(0.10)	(0.10)	(0.29)	(0.61)

(1)	In the fourth quarter of 2004, ITC^DeltaCom (a) recorded an asset impairment loss consisting of a write-down of impaired property and equipment of $199.9 million and a write-down of $4.0 million of amortizable intangible customer base asset, (b) recorded $3.3 million merger-related expenses in connection with the terminated mergers with Florida Digital Network, Inc. and NT Corporation, and (c) recorded a restructuring expense accrual of approximately $1.6 million for employee severance costs related to a workforce reduction in December 2004.
(2)	Fourth quarter 2003 includes BTI results.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS–(Continued)

17.    Subsequent Events

On March 29, 2005, the Company completed a restructuring of its existing $259.7 million of secured indebtedness and obtained a new $20 million subordinated secured term loan. In the restructuring, the Company amended its senior and junior credit agreements, replaced all $22.0 million of obligations outstanding under its principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan agreement for the $20 million of new borrowings. The Company drew down the full amount of the subordinated secured loan on the restructuring date. In connection with this loan, the Company issued warrants to purchase 20,000,000 shares of common stock at an initial exercise price of $0.60 per share. The warrants have a ten-year term from the issue date. See Note 7 for terms of the secured indebtedness following the restructuring.

In February 2005, three senior executive officers of the Company terminated their employment and in accordance with their employment and retention agreements are entitled to lump-sum severance payments totaling approximately $3.2 million, certain continuing insurance benefits totaling approximately $100,000 and accelerated vesting of all previously unvested stock-based incentive awards. The Company will recognize these severance costs, including the stock-based incentive compensation, in the amount of approximately $100,000 in the three months ending March 31, 2005. In accordance with their agreements, two of the former executives continue to be paid compensation based on their annual salary in effect at the time their employment terminated. These recurring compensation payments will continue until payment of their lump-sum severance.

In March 2005, for their services in connection with the 2005 restructuring, the Company agreed to issue to three new executive officers a total of 7.25% of each class or series of the Company’s equity securities outstanding immediately after the completion of the restructuring, on a fully diluted basis (Note 7). All of these shares are subject to time-based vesting based on future service and to vesting based on future achievement of performance objectives.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ITC^DeltaCom, Inc.:

The audit referred to in our report dated March 30, 2005 relating to the consolidated financial statements of ITC^Deltacom, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

Atlanta, Georgia
March 30, 2005

S-1

ITC^DELTACOM, INC. AND SUBSIDIARIES

SCHEDULE II–VALUATION AND QUALIFICATION ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Additions			Deduction		Balance at End of Period
Description:		Charged to Income	Charged to Other Accounts
Provision for uncollectible accounts
Period from January 1, to October 29, 2002	5,689	3,595	0		2,359	(1)	6,925
Period from October 30 to December 31, 2002	6,925	1,184	0		765	(1)	7,344
Year Ended December 31, 2003	7,344	4,715	0		4,989	(1)	7,070
Year Ended December 31, 2004	7,070	8,918			6,657	(1)	9,331
Valuation allowance for deferred tax assets
Period from January 1, to October 29, 2002	114,840	32,884	0		0		147,724
Period from October 30 to December 31, 2002	147,724	646	0		118,904	(2)	29,466
Year Ended December 31, 2003	29,466	44,709	93,023	(3)	0		167,198
Year Ended December 31, 2004	167,198	96,721	0		0		263,919

(1)	Represents the write-off of accounts considered to be uncollectible, less recovery of amounts previously written off.
(2)	Represents the reduction in the Company’s net operating loss carry forwards as a result of its reorganization.
(3)	Represents the increase in the valuation allowance as the result of the acquisition of BTI.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March, 2005.

ITC^DELTACOM, INC.

By:	/s/ RANDALL E. CURRAN
Randall E. Curran Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 31st day of March, 2005.

Signature	Title
/s/ RANDALL E. CURRAN Randall E. Curran	Chief Executive Officer and Director (Principal Executive Officer)

/s/ DOUGLAS A. SHUMATE Douglas A. Shumate	Senior Vice President-Chief Financial Officer (Principal Financial Officer)

/s/ SARA L. PLUNKETT Sara L. Plunkett	Vice President-Finance (Principal Accounting Officer)

/s/ CAMPBELL B. LANIER, III Campbell B. Lanier, III	Director

/s/ JOHN J. DELUCCA John J. DeLucca	Director

/s/ R. GERALD MCCARLEY R. Gerald McCarley	Director

/s/ JOHN ALMEIDA JR. John Almeida Jr.	Director

/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director

/s/ SANJAY SWANI Sanjay Swani	Director

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”), and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.3	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.4	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference.

4.5	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to the 2004 Form S-3 and incorporated herein by reference.

4.6	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.7	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Agreement, dated January 14, 1997, between DeltaCom, Inc. and SCANA Communications, Inc. for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to the 1997 Form S-4 and incorporated herein by reference.

10.3.1	Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as Exhibit 10.94 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683) (the “1997 Form S-1”), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.3.2	First Amendment to Sale and Purchase Agreement, dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC^DeltaCom, Filed as Exhibit 10.95 to the 1997 Form S-1 and incorporated herein by reference.

10.4	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.5.1	Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.49.1 to the 2000 Form 10-K and incorporated herein by reference.

10.5.2	First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.2 to the 2000 Form 10-K and incorporated herein by reference.

10.5.3	Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.3 to the 2000 Form 10-K and incorporated herein by reference.

10.6	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

+10.7.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 333-41723) and incorporated herein by reference.

10.7.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

++10.7.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 (the “2003 Form 10-K”) and incorporated herein by reference.

10.8.1	Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the “Master Lease Agreement”). Filed as Exhibit 10.47.1 to the 2000 Form 10-K and incorporated herein by reference.

10.8.2	Form of Equipment Schedule to the Master Lease Agreement. Filed as Exhibit 10.47.2 to the 2000 Form 10-K and incorporated herein by reference.

10.8.3	Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC Capital Corporation. Filed as Exhibit 10.47.3 to the 2000 Form 10-K and incorporated herein by reference.

10.8.4	Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2001 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.8.5	Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.37.5 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.8.6	Amendment to the Schedules and the Leases, dated as of October 29, 2002, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors. Filed as Exhibit 99.4 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on November 1, 2002, and incorporated herein by reference.

10.8.7	Second Amendment to the Schedules and the Leases, dated as of October 6, 2003, among Interstate FiberNet, Inc., ITC^DeltaCom Communications, Inc., NTFC Capital Corporation and General Electric Capital Corporation. Filed as Exhibit 10.8.7 to the 2003 Form 10-K and incorporated herein by reference.

10.9.1	Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc., as Lessee (the “GECC Master Lease Agreement”). Filed as Exhibit 10.42.1 to the 2001 Form 10-K and incorporated herein by reference.

10.9.2	Form of Equipment Schedule to the GECC Master Lease Agreement. Filed as Exhibit 10.42.2 to the 2001 Form 10-K and incorporated herein by reference.

+10.10.1	Purchase and License Agreement, Contract No. ITC2003PLA, dated June 23, 2003, between Nortel Networks Inc. and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc. (the “Purchase and License Agreement”). Filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2003 (the “August 2003 Form 10-Q”) and incorporated herein by reference.

10.10.2	Amendment No. 1 to the Purchase and License Agreement. Filed as Exhibit 10.1.2 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.3	Commitment Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.3 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.4	Optical Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.4 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.5	Switching Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.5 to the August 2003 Form 10-Q and incorporated herein by reference.

10.10.6	Technical Information Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.6 to the August 2003 Form 10-Q and incorporated herein by reference.

10.11.1	Second Amended and Restated Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc. as Borrower, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Lenders named therein, as Lender Parties, and Wells Fargo Bank Minnesota, National Association, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.11.2	Second Amended and Restated Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to Wells Fargo Bank Minnesota, National Association, as Collateral Agent. Filed as Exhibit 10.11.2 to the 2003 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.11.3	Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders on the signature pages thereof, and General Electric Capital Corporation, as administrative agent and collateral agent. Filed as Exhibit 10.5 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.11.4	Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to General Electric Capital Corporation, as Collateral Agent. Filed as Exhibit 10.11.4 to the 2003 Form 10-K and incorporated herein by reference.

10.11.5	Intercreditor and Subordination Agreement, dated as of October 6, 2003, by and among the First Lien Agent, the First Lien Lenders, the Second Lien Agent, the Second Lien Lenders and the Loan Parties (as defined therein). Filed as Exhibit 10.11.5 to the 2003 Form 10-K and incorporated herein by reference.

10.12.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among ITC^DeltaCom, Inc., 8DBC1 Corp., BTI Telecom Corp. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 2.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.12.2	Governance Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Larry F. Williams, Campbell B. Lanier, III and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc., SCANA Corporation, Campbell B. Lanier, III and the other Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.15.1	Purchase Agreement, dated as of August 22, 2002, as amended, among ITC^DeltaCom, Inc., the several Purchasers named therein and ITC Holding Company, Inc. Filed as Exhibit 10.29.1 to the 2002 Form 10-K and incorporated herein by reference.

10.15.2	Purchase Agreement, dated as of August 22, 2002, as amended, between ITC^DeltaCom, Inc. and SCANA Corporation. Filed as Exhibit 10.29.2 to the 2002 Form 10-K and incorporated herein by reference.

10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “December 2003 Form S-8”) and incorporated herein by reference.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

*10.17	Description of ITC^DeltaCom, Inc. Annual Bonus Plan.

10.18	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to the 1997 Form S-1 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.19	Letter Agreement, dated as of October 27, 2003, between Larry F. Williams and ITC^DeltaCom, Inc. Filed as Exhibit 10.19 to the 2003 Form 10-K and incorporated herein by reference.

10.20.1	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Larry F. Williams. Filed as Exhibit 10.30.1 to the 2002 Form 10-K and incorporated herein by reference.

10.20.2	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and Andrew M. Walker. Filed as Exhibit 10.10.3 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.3	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and Douglas A. Shumate. Filed as Exhibit 10.10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.4	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.5	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Steven D. Moses. Filed as Exhibit 10.30.5 to the 2002 Form 10-K and incorporated herein by reference.

10.20.6	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Thomas P. Schroeder. Filed as Exhibit 10.30.7 to the 2002 Form 10-K and incorporated herein by reference.

10.20.7	Employment Separation and Consulting Agreement, dated as of July 23, 2004, between ITC^DeltaCom, Inc. and John W. Braukman, III. Filed as Exhibit 10.10.4 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.21	Deferred Compensation Agreement between ITC^DeltaCom, Inc. and Gerald McCarley. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2003 and incorporated herein by reference.

10.22.1	Indenture dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (SEC File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.22.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (SEC File No. 0-26771), filed on November 8, 2001, and incorporated herein by reference.

10.23	Termination Agreement, dated as of December 17, 2004, among ITC^DeltaCom, Inc., Boatramp Co., Florida Digital Network, Inc., each of the stockholders of Florida Digital Network, Inc. identified on the signature pages thereto, and, solely for purposes of specified sections thereof, Welsh, Carson, Anderson & Stowe, VIII, L.P. and WCAS Capital Partners III, L.P. Filed as Exhibit 10 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on December 22, 2004, and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.24	BellSouth/CLEC Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine. Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.25	Description of Non-Employee Director Compensation.

*10.26	Description of Management Compensatory Plans and Arrangements.

*21.1	Subsidiaries of ITC^DeltaCom, Inc.

*23.1	Consent of BDO Seidman, LLP.

*31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been furnished separately to the Secretary of the Securities and Exchange Commission without such text pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act.