Form 10-K/A
period 2004-12-31
ITC DELTACOM INC
filed 2005-04-15
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment on Form 10-K/A to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. (the “Company”) for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission (“SEC”) on March 31, 2005, is being filed to amend Item 9A of the Original Filing to include the following reports:

•	the report of the Company’s management on the Company’s internal control over financial reporting, including management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004; and

•	the report of the Company’s independent registered public accounting firm on management’s assessment of the Company’s internal control over financial reporting.

The Company omitted these reports from the Original Filing in reliance on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1, as set forth in SEC Release No. 34-50754. In accordance with the SEC’s order, the Company is filing the foregoing reports in this amendment to the Original Filing within the period, and subject to the other conditions, prescribed in the order.

This amendment to the Original Filing also amends Item 15 of the Original Filing to file the exhibits required in connection with the amendment to Item 9A.

PART II

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

Report of Management on ITC^DeltaCom, Inc.’s

Internal Control Over Financial Reporting

We, as members of management of ITC^DeltaCom, Inc. (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of our principal executive and financial officers to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the Company’s internal control over financial reporting as of December 31, 2004, based on criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, we concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on the specified criteria.

BDO Seidman, LLP, the independent registered public accounting firm that also audited the Company’s financial statements included in this report, audited management’s assessment of the effectiveness of internal control over financial reporting and issued the report which is included herein.

ITC^DELTACOM, INC.

April 11, 2005	By:	/s/ RANDALL E. CURRAN
Randall E. Curran Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

April 11, 2005	By:	/s/ DOUGLAS A. SHUMATE
Douglas A. Shumate Senior Vice President-Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

We have audited management’s assessment, included in the accompanying Report of Management on ITC^DeltaCom, Inc.’s Internal Control Over Financial Reporting appearing under Item 9A, that ITC^DeltaCom, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that ITC^DeltaCom, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, ITC^DeltaCom, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of ITC^DeltaCom, Inc. and subsidiaries and our report dated March 30, 2005 expressed an unqualified opinion.

/s/ BDO SEIDMAN, LLP
Atlanta, Georgia April 11, 2005

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

Exhibit Number	Exhibit Description

2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”), and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.3	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.4	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference.

4.5	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to the 2004 Form S-3 and incorporated herein by reference.

4.6	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.7	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Agreement, dated January 14, 1997, between DeltaCom, Inc. and SCANA Communications, Inc. for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to the 1997 Form S-4 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.3.1	Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as Exhibit 10.94 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683) (the “1997 Form S-1”), and incorporated herein by reference.

10.3.2	First Amendment to Sale and Purchase Agreement, dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC^DeltaCom, Filed as Exhibit 10.95 to the 1997 Form S-1 and incorporated herein by reference.

10.4	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.5.1	Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.49.1 to the 2000 Form 10-K and incorporated herein by reference.

10.5.2	First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.2 to the 2000 Form 10-K and incorporated herein by reference.

10.5.3	Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.3 to the 2000 Form 10-K and incorporated herein by reference.

10.6	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

+10.7.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 333-41723) and incorporated herein by reference.

10.7.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

++10.7.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 (the “2003 Form 10-K”) and incorporated herein by reference.

10.8.1	Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the “Master Lease Agreement”). Filed as Exhibit 10.47.1 to the 2000 Form 10-K and incorporated herein by reference.

10.8.2	Form of Equipment Schedule to the Master Lease Agreement. Filed as Exhibit 10.47.2 to the 2000 Form 10-K and incorporated herein by reference.

10.8.3	Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC Capital Corporation. Filed as Exhibit 10.47.3 to the 2000 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.8.4	Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2001 and incorporated herein by reference.

10.8.5	Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.37.5 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.8.6	Amendment to the Schedules and the Leases, dated as of October 29, 2002, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors. Filed as Exhibit 99.4 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on November 1, 2002, and incorporated herein by reference.

10.8.7	Second Amendment to the Schedules and the Leases, dated as of October 6, 2003, among Interstate FiberNet, Inc., ITC^DeltaCom Communications, Inc., NTFC Capital Corporation and General Electric Capital Corporation. Filed as Exhibit 10.8.7 to the 2003 Form 10-K and incorporated herein by reference.

10.9.1	Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc., as Lessee (the “GECC Master Lease Agreement”). Filed as Exhibit 10.42.1 to the 2001 Form 10-K and incorporated herein by reference.

10.9.2	Form of Equipment Schedule to the GECC Master Lease Agreement. Filed as Exhibit 10.42.2 to the 2001 Form 10-K and incorporated herein by reference.

+10.10.1	Purchase and License Agreement, Contract No. ITC2003PLA, dated June 23, 2003, between Nortel Networks Inc. and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc. (the “Purchase and License Agreement”). Filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2003 (the “August 2003 Form 10-Q”) and incorporated herein by reference.

10.10.2	Amendment No. 1 to the Purchase and License Agreement. Filed as Exhibit 10.1.2 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.3	Commitment Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.3 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.4	Optical Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.4 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.5	Switching Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.5 to the August 2003 Form 10-Q and incorporated herein by reference.

10.10.6	Technical Information Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.6 to the August 2003 Form 10-Q and incorporated herein by reference.

10.11.1	Second Amended and Restated Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc. as Borrower, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Lenders named therein, as Lender Parties, and Wells Fargo Bank Minnesota, National Association, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.11.2	Second Amended and Restated Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to Wells Fargo Bank Minnesota, National Association, as Collateral Agent. Filed as Exhibit 10.11.2 to the 2003 Form 10-K and incorporated herein by reference.

10.11.3	Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders on the signature pages thereof, and General Electric Capital Corporation, as administrative agent and collateral agent. Filed as Exhibit 10.5 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.11.4	Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to General Electric Capital Corporation, as Collateral Agent. Filed as Exhibit 10.11.4 to the 2003 Form 10-K and incorporated herein by reference.

10.11.5	Intercreditor and Subordination Agreement, dated as of October 6, 2003, by and among the First Lien Agent, the First Lien Lenders, the Second Lien Agent, the Second Lien Lenders and the Loan Parties (as defined therein). Filed as Exhibit 10.11.5 to the 2003 Form 10-K and incorporated herein by reference.

10.12.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among ITC^DeltaCom, Inc., 8DBC1 Corp., BTI Telecom Corp. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 2.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.12.2	Governance Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Larry F. Williams, Campbell B. Lanier, III and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc., SCANA Corporation, Campbell B. Lanier, III and the other Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.15.1	Purchase Agreement, dated as of August 22, 2002, as amended, among ITC^DeltaCom, Inc., the several Purchasers named therein and ITC Holding Company, Inc. Filed as Exhibit 10.29.1 to the 2002 Form 10-K and incorporated herein by reference.

10.15.2	Purchase Agreement, dated as of August 22, 2002, as amended, between ITC^DeltaCom, Inc. and SCANA Corporation. Filed as Exhibit 10.29.2 to the 2002 Form 10-K and incorporated herein by reference.

10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “December 2003 Form S-8”) and incorporated herein by reference.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

**10.17	Description of ITC^DeltaCom, Inc. Annual Bonus Plan.

10.18	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to the 1997 Form S-1 and incorporated herein by reference.

10.19	Letter Agreement, dated as of October 27, 2003, between Larry F. Williams and ITC^DeltaCom, Inc. Filed as Exhibit 10.19 to the 2003 Form 10-K and incorporated herein by reference.

10.20.1	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Larry F. Williams. Filed as Exhibit 10.30.1 to the 2002 Form 10-K and incorporated herein by reference.

10.20.2	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and Andrew M. Walker. Filed as Exhibit 10.10.3 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.3	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and Douglas A. Shumate. Filed as Exhibit 10.10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.4	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.5	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Steven D. Moses. Filed as Exhibit 10.30.5 to the 2002 Form 10-K and incorporated herein by reference.

10.20.6	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Thomas P. Schroeder. Filed as Exhibit 10.30.7 to the 2002 Form 10-K and incorporated herein by reference.

10.20.7	Employment Separation and Consulting Agreement, dated as of July 23, 2004, between ITC^DeltaCom, Inc. and John W. Braukman, III. Filed as Exhibit 10.10.4 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.21	Deferred Compensation Agreement between ITC^DeltaCom, Inc. and Gerald McCarley. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2003 and incorporated herein by reference.

10.22.1	Indenture dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (SEC File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.22.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (SEC File No. 0-26771), filed on November 8, 2001, and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.23	Termination Agreement, dated as of December 17, 2004, among ITC^DeltaCom, Inc., Boatramp Co., Florida Digital Network, Inc., each of the stockholders of Florida Digital Network, Inc. identified on the signature pages thereto, and, solely for purposes of specified sections thereof, Welsh, Carson, Anderson & Stowe, VIII, L.P. and WCAS Capital Partners III, L.P. Filed as Exhibit 10 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on December 22, 2004, and incorporated herein by reference.

10.24	BellSouth/CLEC Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine. Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

**10.25	Description of Non-Employee Director Compensation.

**10.26	Description of Management Compensatory Plans and Arrangements.

**21.1	Subsidiaries of ITC^DeltaCom, Inc.

**23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

*31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
**	Filed as an exhibit to the registrant’s Annual Report on Form 10-K filed on March 31, 2005.
+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been furnished separately to the Secretary of the Securities and Exchange Commission without such text pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of April, 2005.

ITC^DELTACOM, INC.

By:	/s/ RANDALL E. CURRAN
Randall E. Curran Chief Executive Officer (Duly Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”), and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investors Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.3	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.4	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 (the “2002 Form 10-K”) and incorporated herein by reference.

4.5	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to the 2004 Form S-3 and incorporated herein by reference.

4.6	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.7	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

+10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc. to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Agreement, dated January 14, 1997, between DeltaCom, Inc. and SCANA Communications, Inc. for switch location in Columbia, South Carolina. Filed as Exhibit 10.41 to the 1997 Form S-4 and incorporated herein by reference.

10.3.1	Sale and Purchase Agreement, dated as of March 11, 1997, by and between SCANA Corporation and ITC Holding Company, Inc. Filed as Exhibit 10.94 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683) (the “1997 Form S-1”), and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.3.2	First Amendment to Sale and Purchase Agreement, dated as of October 16, 1997, among SCANA Corporation, SCANA Communications, Inc., ITC Holding Company, Inc. and ITC^DeltaCom, Filed as Exhibit 10.95 to the 1997 Form S-1 and incorporated herein by reference.

10.4	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.5.1	Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom. Filed as Exhibit 10.49.1 to the 2000 Form 10-K and incorporated herein by reference.

10.5.2	First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.2 to the 2000 Form 10-K and incorporated herein by reference.

10.5.3	Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.49.3 to the 2000 Form 10-K and incorporated herein by reference.

10.6	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

+10.7.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 333-41723) and incorporated herein by reference.

10.7.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

++10.7.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 (the “2003 Form 10-K”) and incorporated herein by reference.

10.8.1	Master Lease Agreement, dated as of December 29, 2000, between NTFC Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc. and Interstate FiberNet, Inc., as Lessees (the “Master Lease Agreement”). Filed as Exhibit 10.47.1 to the 2000 Form 10-K and incorporated herein by reference.

10.8.2	Form of Equipment Schedule to the Master Lease Agreement. Filed as Exhibit 10.47.2 to the 2000 Form 10-K and incorporated herein by reference.

10.8.3	Guaranty, dated as of December 29, 2000, between Interstate FiberNet, Inc. and NTFC Capital Corporation. Filed as Exhibit 10.47.3 to the 2000 Form 10-K and incorporated herein by reference.

10.8.4	Amendment No. 1, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.6 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2001 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.8.5	Amendment No. 2, dated as of June 18, 2001, to the Financial Covenants and Reporting Requirements Annex to the Master Lease Agreement. Filed as Exhibit 10.37.5 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2001 (the “2001 Form 10-K”) and incorporated herein by reference.

10.8.6	Amendment to the Schedules and the Leases, dated as of October 29, 2002, among Interstate FiberNet, Inc., as a lessee, ITC^DeltaCom Communications, Inc., as a lessee, and NFTC Capital Corporation and General Electric Capital Corporation, as lessors. Filed as Exhibit 99.4 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on November 1, 2002, and incorporated herein by reference.

10.8.7	Second Amendment to the Schedules and the Leases, dated as of October 6, 2003, among Interstate FiberNet, Inc., ITC^DeltaCom Communications, Inc., NTFC Capital Corporation and General Electric Capital Corporation. Filed as Exhibit 10.8.7 to the 2003 Form 10-K and incorporated herein by reference.

10.9.1	Master Lease Agreement, dated as of December 31, 2001, between General Electric Capital Corporation, as Lessor, and ITC^DeltaCom Communications, Inc., as Lessee (the “GECC Master Lease Agreement”). Filed as Exhibit 10.42.1 to the 2001 Form 10-K and incorporated herein by reference.

10.9.2	Form of Equipment Schedule to the GECC Master Lease Agreement. Filed as Exhibit 10.42.2 to the 2001 Form 10-K and incorporated herein by reference.

+10.10.1	Purchase and License Agreement, Contract No. ITC2003PLA, dated June 23, 2003, between Nortel Networks Inc. and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc. (the “Purchase and License Agreement”). Filed as Exhibit 10.1.1 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2003 (the “August 2003 Form 10-Q”) and incorporated herein by reference.

10.10.2	Amendment No. 1 to the Purchase and License Agreement. Filed as Exhibit 10.1.2 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.3	Commitment Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.3 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.4	Optical Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.4 to the August 2003 Form 10-Q and incorporated herein by reference.

+10.10.5	Switching Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.5 to the August 2003 Form 10-Q and incorporated herein by reference.

10.10.6	Technical Information Supplement to the Purchase and License Agreement. Filed as Exhibit 10.1.6 to the August 2003 Form 10-Q and incorporated herein by reference.

10.11.1	Second Amended and Restated Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc. as Borrower, the Subsidiary Guarantors named therein, as Subsidiary Guarantors, the Lenders named therein, as Lender Parties, and Wells Fargo Bank Minnesota, National Association, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.4 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.11.2	Second Amended and Restated Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to Wells Fargo Bank Minnesota, National Association, as Collateral Agent. Filed as Exhibit 10.11.2 to the 2003 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.11.3	Credit Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the subsidiary guarantors listed on the signature pages thereof, the banks, financial institutions and other institutional lenders on the signature pages thereof, and General Electric Capital Corporation, as administrative agent and collateral agent. Filed as Exhibit 10.5 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.11.4	Security Agreement, dated as of October 6, 2003, from the Grantors referred to therein, as Grantors, to General Electric Capital Corporation, as Collateral Agent. Filed as Exhibit 10.11.4 to the 2003 Form 10-K and incorporated herein by reference.

10.11.5	Intercreditor and Subordination Agreement, dated as of October 6, 2003, by and among the First Lien Agent, the First Lien Lenders, the Second Lien Agent, the Second Lien Lenders and the Loan Parties (as defined therein). Filed as Exhibit 10.11.5 to the 2003 Form 10-K and incorporated herein by reference.

10.12.1	Agreement and Plan of Merger, dated as of July 2, 2003, as amended, among ITC^DeltaCom, Inc., 8DBC1 Corp., BTI Telecom Corp. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 2.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.12.2	Governance Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc., Larry F. Williams, Campbell B. Lanier, III and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.1 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc., SCANA Corporation, Campbell B. Lanier, III and the other Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.15.1	Purchase Agreement, dated as of August 22, 2002, as amended, among ITC^DeltaCom, Inc., the several Purchasers named therein and ITC Holding Company, Inc. Filed as Exhibit 10.29.1 to the 2002 Form 10-K and incorporated herein by reference.

10.15.2	Purchase Agreement, dated as of August 22, 2002, as amended, between ITC^DeltaCom, Inc. and SCANA Corporation. Filed as Exhibit 10.29.2 to the 2002 Form 10-K and incorporated herein by reference.

10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “December 2003 Form S-8”) and incorporated herein by reference.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

**10.17	Description of ITC^DeltaCom, Inc. Annual Bonus Plan.

10.18	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to the 1997 Form S-1 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.19	Letter Agreement, dated as of October 27, 2003, between Larry F. Williams and ITC^DeltaCom, Inc. Filed as Exhibit 10.19 to the 2003 Form 10-K and incorporated herein by reference.

10.20.1	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Larry F. Williams. Filed as Exhibit 10.30.1 to the 2002 Form 10-K and incorporated herein by reference.

10.20.2	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and Andrew M. Walker. Filed as Exhibit 10.10.3 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.3	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and Douglas A. Shumate. Filed as Exhibit 10.10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.4	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.20.5	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Steven D. Moses. Filed as Exhibit 10.30.5 to the 2002 Form 10-K and incorporated herein by reference.

10.20.6	Executive Employment and Retention Agreement, dated as of October 29, 2002, between ITC^DeltaCom, Inc. and Thomas P. Schroeder. Filed as Exhibit 10.30.7 to the 2002 Form 10-K and incorporated herein by reference.

10.20.7	Employment Separation and Consulting Agreement, dated as of July 23, 2004, between ITC^DeltaCom, Inc. and John W. Braukman, III. Filed as Exhibit 10.10.4 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

10.21	Deferred Compensation Agreement between ITC^DeltaCom, Inc. and Gerald McCarley. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2003 and incorporated herein by reference.

10.22.1	Indenture dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (SEC File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.22.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (SEC File No. 0-26771), filed on November 8, 2001, and incorporated herein by reference.

10.23	Termination Agreement, dated as of December 17, 2004, among ITC^DeltaCom, Inc., Boatramp Co., Florida Digital Network, Inc., each of the stockholders of Florida Digital Network, Inc. identified on the signature pages thereto, and, solely for purposes of specified sections thereof, Welsh, Carson, Anderson & Stowe, VIII, L.P. and WCAS Capital Partners III, L.P. Filed as Exhibit 10 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on December 22, 2004, and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.24	BellSouth/CLEC Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine. Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

**10.25	Description of Non-Employee Director Compensation.

**10.26	Description of Management Compensatory Plans and Arrangements.

**21.1	Subsidiaries of ITC^DeltaCom, Inc.

**23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

*23.2	Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm.

*31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
**	Filed as an exhibit to the registrant’s Annual Report on Form 10-K filed on March 31, 2005.
+	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.
++	Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been furnished separately to the Secretary of the Securities and Exchange Commission without such text pursuant to our application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act.