Form 10-Q
period 2005-03-31
ITC DELTACOM INC
filed 2005-05-10
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 30, 2005
Common Stock, $.01 par value	56,038,205 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,663	$16,599
Restricted cash	1,057	1,050
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $9,681 and $9,331 in 2005 and 2004, respectively	70,483	73,902
Affiliate	95	98
Inventory	3,670	3,551
Prepaid expenses and other	6,071	5,897

Total current assets	115,039	101,097

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $55,288 and $42,971 in 2005 and 2004, respectively	296,607	304,448

OTHER LONG-TERM ASSETS:
Goodwill and other indefinite life intangible assets	41,273	41,273
Amortizable intangible assets, net of accumulated amortization of $6,142 and $5,507 in 2005 and 2004, respectively	14,174	14,809
Other assets	7,942	2,346

Total other long-term assets	63,389	58,428

Total assets	$475,035	$463,973

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$37,914	$38,022
Capital related	2,519	5,489
Accrued interest	2,069	1,596
Accrued compensation	6,294	4,933
Unearned revenue	20,255	20,411
Other accrued liabilities (Note 5)	29,167	27,814
Current portion of other long-term liabilities (Note 3)	3,808	4,714
Current portion of capital lease obligations (Note 3)	270	3,273

Total current liabilities	102,296	106,252

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 5)	5,471	7,075
Long-term debt and capital lease obligations (Note 3)	297,759	285,370

Total long-term liabilities	303,230	292,445

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A; 179,311 and 175,795 shares issued and outstanding in 2005 and 2004, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	15,807	15,385
Par value $0.01; 1,200,000 shares designated Series B; 539,076 and 528,506 shares issued and outstanding in 2005 and 2004, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	47,493	46,248

Total convertible redeemable preferred stock	63,300	61,633

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 350,000,000 shares authorized; 55,084,955 and 55,078,705 shares issued and outstanding in 2005 and 2004, respectively	551	551
Additional paid-in-capital	284,991	284,233
Warrants outstanding (Note 4)	14,492	6,892
Accumulated Deficit	(293,825)	(288,033)

Total stockholders’ equity	6,209	3,643

Total liabilities and stockholders’ equity	$475,035	$463,973

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
OPERATING REVENUES:
Integrated communications services revenues	$109,532	$119,334
Equipment sales and related services revenues	5,614	4,367
Wholesale services revenues	22,151	25,373

TOTAL OPERATING REVENUES	137,297	149,074
COST OF REVENUES (exclusive of items shown separately below)	70,842	73,720

GROSS MARGIN	66,455	75,354

OPERATING EXPENSES:
Selling, operations and administration	50,925	55,946
Depreciation and amortization	12,952	20,834
Stock-based compensation-selling, operations and administration (Note 1)	785	409
Restructuring and merger-related expenses	135	105

Total operating expenses	64,797	77,294

OPERATING INCOME (LOSS)	1,658	(1,940)

OTHER (EXPENSE) INCOME:
Interest expense	(6,073)	(5,365)
Interest income	116	78
Other income (expense) (Note 1)	202	(1,478)

Total other expense, net	(5,755)	(6,765)

LOSS BEFORE INCOME TAXES	(4,097)	(8,705)

INCOME TAX EXPENSE	—	—

NET LOSS	(4,097)	(8,705)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,695)	(1,700)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,792)	$(10,405)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.11)	$(0.20)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	55,084,608	51,834,252

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,097)	$(8,705)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	12,952	20,834
Provision for uncollectible accounts	2,537	1,346
Stock-based compensation	785	409
Amortization of debt issuance costs	143	143
Interest paid in kind	20	—
Gain on settlement of long-term lease	(1,171)	—
Changes in current operating assets and liabilities:
Accounts receivable, net	886	1,264
Inventory	(119)	(737)
Prepaid expenses	(374)	(611)
Accounts payable	(3,485)	(7,310)
Accrued interest	473	(617)
Unearned revenue	(156)	(654)
Accrued compensation and other accrued liabilities	4,581	293

Total adjustments	17,072	14,360

Net cash provided by operating activities	12,975	5,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,476)	(8,299)
Change in accrued capital related costs	(2,970)	(4,533)
Other	(24)	(98)
Change in restricted cash	193	—
Payment for accrued restructuring and merger costs	(2,734)	(5,634)

Cash used in investing activities	(10,011)	(18,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and capital lease obligations	(3,939)	(4,993)
Proceeds from issuance of long-term debt and common stock warrants, net of issuance costs	18,039	—

Cash provided by (used in) financing activities	14,100	(4,993)

CHANGE IN CASH AND CASH EQUIVALENTS	17,064	(17,902)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,599	50,099

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,663	$32,197

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$5,600	$4,930

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$1,695	$1,700

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data telecommunications services, including local exchange, long distance, enhanced data, Internet, colocation and managed services, and sells customer premise equipment to the Company’s end-user customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic, and selectively sells to other telecommunications providers on a wholesale basis.

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

In connection with its acquisition of BTI Telecom Corp., a facilities-based integrated communications services provider (“BTI”), in October 2003, the Company assumed total BTI indebtedness of approximately $111.3 million. Immediately prior to the acquisition, certain of BTI’s securityholders purchased a total of 350,000 shares of a new issue of the Company’s preferred stock for a total purchase price of $35 million, providing funds required to support integration expenses and capital requirements. On November 11, 2004, the Company exercised its right under its merger agreement with BTI to require the foregoing securityholders to purchase 150,000 additional shares of such preferred stock for an aggregate purchase price of $15 million. It was a condition to the obligation of the securityholders to purchase these shares that the Company have unrestricted cash of less than $20 million. The Company completed the sale of such preferred stock on November 12, 2004.

Principally as a result of adverse operating trends affecting the Company’s businesses, revenues and cash flows from operations for the second half of 2004 were significantly lower than had been anticipated. Beginning late in the fourth quarter of 2004, the Company took actions to limit capital expenditures, reduce the size of its workforce, and implement other measures to manage its cash resources. During the first quarter of 2005, the Company incurred continuing credit facility defaults under an affirmative operating covenant that requires it to pay in a timely manner taxes and other governmental assessments, and under a related negative operating covenant that restricts it from incurring specified types of liens on its assets. Based on the Company’s expected operating performance for 2005 and current and projected liquidity position, the Company determined it would be able to meet its short-term debt service requirements only if it obtained financing to supplement its operating cash flows and restructured the indebtedness under its credit agreements and principal capital leases.

On March 29, 2005, the Company completed a restructuring (the “2005 restructuring”) of its existing $259.7 million of secured indebtedness and obtained a new $20 million subordinated secured term loan. The purpose of the restructuring was to stabilize the Company’s liquidity position by obtaining an infusion of new funds for financing its operations and by obtaining a deferral of principal payments on most of its secured indebtedness until June 2006. The completion of the restructuring enabled the Company to cure covenant defaults under its credit facilities described above which it incurred during the first quarter of 2005.

In the restructuring, the Company amended its senior and junior credit agreements, replaced all $22.0 million of obligations outstanding under its principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan agreement for the $20 million of new borrowings. The Company drew down the full amount of the subordinated secured loan on the restructuring date. The Company’s existing lenders required the new loan as a condition of the restructuring, In connection with this loan, the Company issued the lenders warrants to purchase 20,000,000 shares of common stock at an initial exercise price of $0.60 per share. The warrants have a ten-year term from the issue date. Under rules of the Securities and Exchange Commission, the warrants will not be exercisable for common stock until the 21st calendar day following the distribution of an information statement to the Company’s stockholders. See Note 3 for terms of the secured indebtedness following the restructuring.

During the three months ended March 31, 2004, the Company incurred expenses of approximately $1.5 million related to the structuring and marketing of a private offering of senior notes, the proceeds from which were intended to repay or refinance approximately $281 million of indebtedness under the Company’s senior and junior secured credit facilities and other indebtedness, and for working capital and other general corporate purposes. Due to adverse market conditions, the Company withdrew the private offering in March 2004. The expenses of the withdrawn offering are reflected in “Other income (expense)” in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2004.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for the fair presentation of the unaudited, condensed consolidated financial statements have been included, and the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the “2004 Form 10-K”).

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2005. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2004 to conform with the presentation of the financial statements for the three months ended March 31, 2005.

Stock-Based Compensation

At March 31, 2005, the Company had one stock-based employee compensation plan. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended March 31,
	2005	2004
Net loss applicable to common stockholders:
As reported	$(5,792)	$(10,405)
Add: total stock-based employee compensation expense included in net loss	785	409
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(989)	(751)

Pro forma	$(5,996)	$(10,747)

Basic and diluted net loss per common share:
As reported	$(0.11)	$(0.20)
Pro forma	$(0.11)	$(0.21)

2.	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS
No. 123(R) was originally scheduled to be effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the effective date was amended. As a result, SFAS No. 123(R) is now effective for most public companies for annual (rather than interim) periods that begin after June 15, 2005. The Company has not yet determined the option-pricing model it will use to calculate the fair value of its options, and the

Company is currently evaluating which method of adoption it will use. Note 1 illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, using the Black-Scholes option-pricing model. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income and earnings per share.

3.	Long-Term Obligations and Capital Lease Obligations

Long-term obligations and capital lease obligations at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
Senior secured credit facility due June 2006	$204,026	$182,010
Junior secured credit facility due June 2009	55,715	55,715
10 1/2% senior unsecured notes due September 2007	18,525	18,525
Subordinated secured loan due December 2009, net of unamortized discount of $7,600	12,420	—
8 3/4% unsecured note due 2006	7,072	7,072
Capital lease obligations at varying interest rates, maturing through April 2006	271	25,321

Total	298,029	288,643
Less current maturities	(270)	(3,273)

Total	$297,759	$285,370

In the 2005 restructuring, the senior credit agreement was amended to increase the principal amount outstanding thereunder by $22.0 million to $204.0 million. The additional principal amount represents the conversion into loans of the $22.0 million of obligations the Company owed under its principal capital lease facilities at the restructuring date. The new agreement contains modified principal and interest payment terms applicable to facility indebtedness held by the lenders who elected the restructuring terms (the “electing lender loans”). At March 31, 2005, electing lender loans amounted to $167.4 million of total facility indebtedness of $204.0 million. The Company is not obligated to make any principal payments, other than specified prepayments, on the electing lender loans until the facility maturity date of June 30, 2006. Interest will accrue on the electing lender loans at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. The interest rate on the electing lender loans was 8.81% per annum at March 31, 2005. Except for the 2.5% rate increase, the interest computation was not modified. The principal and interest payment terms were not modified with respect to the indebtedness held by the credit facility lenders who did not elect the restructuring terms (the “non-electing lender loans”). At March 31, 2005, non-electing lender loans amounted to $36.5 million of total facility indebtedness of $204.0 million. The interest rate on the non-electing lender loans was 6.31% per annum at March 31, 2005. Based on the amount of the electing lender loans, prior to the facility maturity date, the Company will be obligated to make quarterly principal payments of up to a maximum of $96,000 in June 2005, $1.2 million in September 2005, $1.2 million in December 2005 and $1.2 million in March 2006. The Company will fund these principal payments by drawing on a term loan facility extended by General Electric Capital Corporation. The borrowings under this facility will be treated as electing lender loans for purposes of the agreement. Amounts drawn under this facility will be offset by the principal payments the Company will make on the non-electing lender loans.

In the 2005 restructuring, the junior credit agreement was amended to extend the maturity date by one year from June 30, 2008 to June 30, 2009 and to defer the commencement of scheduled amortization payments for four fiscal quarters. Following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement will be payable in quarterly amounts of $3,979,644 from the third quarter of 2007 through the first quarter of 2008, in the amount of $13,979,644 for the second quarter of 2008, in quarterly amounts of $646,331 from the third quarter of 2008 through the first quarter of 2009, and in a final payment of $27,857,725 on the maturity date on June 30, 2009. Interest will accrue on outstanding borrowings at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. The interest rate on the junior secured credit facility was 9.06% per annum at March 31, 2005. Except for the 2.5% rate increase, the interest computation was not modified.

On March 29, 2005, as part of the 2005 restructuring, ITC^DeltaCom and its subsidiaries entered into a subordinated secured loan agreement with investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm (the “Welsh Carson securityholders”), who include members of the stockholder group that owns capital stock representing a majority of the Company’s voting power. On the restructuring date, the Company drew down the full $20 million of borrowings available under this facility. The indebtedness under the subordinated loan facility is subordinate to the indebtedness under the senior and junior credit agreements in right of payment and priority of security. No principal payments may be made under the subordinated loan facility agreement until all amounts outstanding under the senior and credit agreements are paid in full. The outstanding principal amount under the subordinated loan facility is payable in a single payment on the maturity date, which will be the later to occur of December 31, 2009 or 91 days after the maturity of the junior credit facility. Interest is payable on the $20 million of outstanding borrowings at an annual rate of 12% by an increase in the principal loan amount until repayment of the senior and junior credit facilities and, thereafter, at the Company’s option, in cash or by an increase in the principal loan amount. In connection with this loan, the Company issued the lenders warrants to purchase 20,000,000 shares of common stock (Note 4). The resulting $7.6 million debt discount will be amortized to future interest cost using the interest method.

Under the restructured senior and junior credit agreements, the Company is subject to a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EBITDA covenant (as EBITDA is defined for purposes of the agreements). After the payment of borrowings under the senior credit facility at that facility’s maturity, these financial covenants will continue in effect for subsequent periods under the junior credit agreement.

In June 2003, the Company entered into a purchase and license agreement with Nortel Networks, Inc., effective as of January 1, 2003. The Company is obligated under the agreement, as amended, to make the four remaining quarterly payments of $1 million through the first quarter of 2006. The outstanding balance of this obligation is $3.8 million at March 31, 2005, with an imputed annual interest rate of 8%.

4.	Equity Transactions

In connection with the subordinated secured loan agreement with the Welsh Carson securityholders (Note 3), the Company issued the lenders warrants to purchase 20,000,000 shares of common stock at an initial exercise price of $0.60 per share. The warrants have a ten-year term from the issue date. Under rules of the Securities and Exchange Commission, the warrants will not be exercisable for common stock until the 21st calendar day following the distribution of an information statement to the Company’s stockholders. The Company used the Black-Scholes pricing model to value the warrants and determined the fair value allocation of the proceeds to the warrants to be $7.6 million; the resulting debt discount is being amortized to future interest cost using the interest method.

In March 2005, for their services in connection with the 2005 restructuring, the Company agreed to grant to three newly hired officers a total of 7.25% of each class or series of the Company’s equity securities outstanding immediately after the completion of the restructuring, calculated on a fully diluted basis. These securities consist of the Company’s common stock, 8% Series A convertible redeemable preferred stock and 8% Series B convertible redeemable preferred stock. Of each class of shares, 60% of the shares will vest ratably over three years on each anniversary of the officer’s initial employment date and 40% of the shares will be subject to vesting based on future achievement of performance objectives. Future stock-based compensation expense equal to the $4.4 million fair market value of these equity securities as of March 29, 2005 will be recognized for 60% of each class of shares over the three-year vesting period beginning in the three months ended March 31, 2005, and for 40% of each class of shares based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of up to three years under the agreements. The fair market value of the equity securities to be issued was determined based on the number of shares of common stock subject to the grants, in the case of the common stock to be issued, and on an as-if-converted into common stock basis based on the conversion price of the preferred stock, in the case of each series of preferred stock to be issued. The fair market value of the common stock was determined based on the trading price of the Company’s common stock as quoted on the Nasdaq National Market on March 29, 2005, the date of consummation of the 2005 restructuring.

5.	Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to the Company’s restructurings in 2003, the acquisition of BTI in 2003 and the workforce reduction in December 2004, which are recorded in accrued liabilities from January 1, 2005 through March 31, 2005 (in thousands):

	Balance at December 31, 2004	Accruals	Write-offs/ Payments	Balance at March 31, 2005
Restructuring charges:
Employee severance	$1,883	$—	$(1,243)	$640
Office space leases	9,557	135	(2,418)	7,274

Total	$11,440	$135	$(3,661)	$7,914

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2004	Balance at March 31, 2005
Other accrued liabilities	$4,365	$2,443
Long-term restructuring liabilities	7,075	5,471

Total	$11,440	$7,914

6.	Commitments and Contingencies

At March 31, 2005, the Company had entered into agreements with vendors to purchase approximately $5.5 million of property, plant, equipment and services during 2005 related to the improvement and installation of switches, capacity increases and certain services initiatives.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 12 to the Company’s audited consolidated financial statements included in the 2004 Form 10-K. Other than such proceedings, including the additional proceeding described below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

On March 30, 2005, the investment manager of a holder of approximately 20.1% of the principal indebtedness outstanding under the Company’s senior secured credit facility filed suit in the United States District Court for the Southern District of New York against the Company, certain of the Welsh Carson securityholders that extended the $20 million subordinated secured loan in connection with the 2005 restructuring, the administrative agent and collateral agent under the senior secured credit facility, and the lessors under the Company’s former principal capital leases. The plaintiff seeks a declaratory judgment that the 2005 restructuring is null and void on the grounds that the senior credit agreement allegedly required the consent of all lenders under the facility to consummate such a restructuring and the plaintiff did not consent to the restructuring. The plaintiff also seeks preliminary and permanent injunctive relief and unspecified monetary damages. The Company will vigorously contest the allegations in this action.

Regulatory Proceedings

The rules adopted by the Federal Communications Commission in the Triennial Review Remand Order, or TRRO, became effective on March 11, 2005. The TRRO includes a provision that directs incumbent and competitive carriers to implement changes to their interconnection agreements consistent with the FCC’s new rules. The Georgia Public Service Commission subsequently issued an order requiring BellSouth, which is the incumbent carrier in a large majority of the Company’s markets, and competitive carriers to implement the new TRRO rules pursuant to the “change of law” provisions in their interconnection agreements. The Company believes that the Georgia Commission’s position is consistent with the FCC’s directives in the TRRO and other applicable legal standards. BellSouth, however, has taken a contrary position and, relying on other statements made by the FCC in the TRRO, claims that the TRRO’s new rules went into effect automatically on March 11, 2005, effectively superseding the re-negotiation process required under typical “change of law” provisions in interconnection agreements. BellSouth subsequently obtained a preliminary injunction against enforcement of the Georgia Commission’s order from a federal district court in Georgia. The Company and other competitive carriers have appealed the district court’s decision to the United States Court of Appeals for the 11th Circuit, but the Company cannot predict at this time the outcome of that appeal, or, more generally, whether the Company’s view will be affirmed by the other federal and state agencies and tribunals that are considering this issue. In the meantime, the Company has executed commercial agreements with certain other incumbent carriers for loop and port services. The Company also has commenced negotiations to amend its existing interconnection agreements with other incumbent carriers to accommodate the recent changes to the FCC’s rules resulting from the TRRO.

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

When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. We cannot assure you that our expectations expressed or implied in these forward-looking statements will turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed below and under the caption “Business–Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, include dependence on new product development, rapid technological and market change, dependence upon rights of way and other third-party agreements, debt service and other cash requirements, liquidity constraints and risks related to future growth and rapid expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, our ability to integrate acquired companies successfully, customer reductions in services, delays or difficulties in deployment and implementation of colocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules, general economic and business conditions, failure to maintain underlying service or vendor arrangements, competition, adverse changes in the regulatory or legislative environment, and various other factors beyond the Company’s control. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004 and the financial statements and related notes included in that report.

Unless we indicate otherwise, references below to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand dollars and dollar amounts of $1 million or less to the nearest one thousand dollars.

Overview

We are one of the largest providers of integrated communications services in the southeastern United States. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance, enhanced data, Internet, colocation and managed services, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis. We believe that we are one of the largest facilities-based competitive providers of integrated communications services in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

During the three months ended March 31, 2005, we:

•	generated operating income of $1.7 million, which represented a $3.6 million improvement over the operating loss of $1.9 million we recorded for the first quarter of 2004;

•	generated $13.0 million of cash flow from operations, which represented an increase of $7.3 million over our cash flow from operations in the first quarter of 2004;

•	reported EBITDA, or net loss before interest, taxes, depreciation and amortization, of $14.8 million, which was reduced by executive severance expense of $3.5 million, stock-based executive severance expense of $503,000 and special consulting fees of $1.7 million;

•	reduced our capital expenditures by $5.4 million from the level in the first quarter of 2004 and focused those expenditures on supporting service to new customers and reducing and replacing inefficient network facilities; and

•	successfully restructured our existing $260 million of secured indebtedness, enhancing our liquidity position by obtaining a new $20 million subordinated secured term loan and deferring principal payments totaling $40.9 million until June 2006.

The following table presents, as of the dates indicated, information about our business.

	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
Branch offices	40	40	40	40	40
Colocations (1)	258	258	258	256	256
Voice switches, Nortel DMS500, Lucent 5E and DEX	26	27	28	29	29
Frame relay/ATM switches	81	81	81	74	74
Number of employees	1,908	2,037	2,304	2,309	2,306

(1)	Two colocations in the same physical facility are reflected as one location.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines installed and percentages, are rounded and shown in thousands of dollars.

	Three Months Ended,
	March 31, 2005	December 31, 2004	September 31, 2004	June 30, 2004	March 31, 2004
Integrated communications services revenues	$109,532	$111,709	$117,180	$119,406	$119,334
Equipment sales and related services revenues	5,614	5,340	4,770	5,072	4,367
Wholesale services revenues:
Broadband transport	15,345	15,319	15,595	16,037	16,521
Local interconnection	2,592	3,327	2,897	3,520	3,828
Directory assistance and operator services	2,329	2,378	2,468	2,436	2,275
Other	1,885	1,773	2,474	2,852	2,749

Total wholesale services revenues	22,151	22,797	23,434	24,845	25,373

Total operating revenues	$137,297	$139,846	$145,384	$149,323	$149,074

(Decrease) increase in total operating revenues (from previous quarter)	(1.8)%	(3.8)%	(2.6)%	.2%	.2%
Retail business lines installed	375,116	382,718	381,080	378,160	372,850
Wholesale lines installed	72,220	61,801	67,666	72,105	71,737

Total business lines installed (1)	447,336	444,519	448,746	450,265	444,587
Lines installed/sold percentage
Integrated communications services	96%	96%	95%	94%	95%
Wholesale services(2)	94%	83%	84%	95%	94%

(1)	Reported net of lines disconnected or canceled. Excludes lines installed in connection with sales of our residential Unbundled Network Element-Platform, or UNE-P, offering.

(2)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Operating Revenues. Total operating revenues decreased $11.8 million, or 8%, to $137.3 million for the three months ended March 31, 2005 (the “2005 quarter”) from $149.1 million for the three months ended March 31, 2004 (the “2004 quarter”). The decline in total operating revenues was primarily attributable to a decrease in our integrated communications services revenues.

Integrated communications services revenues for the 2005 quarter decreased 8%, or $9.8 million, to $109.5 million for the 2005 quarter from $119.3 million for the 2004 quarter primarily as a result of declines in our long distance service revenues. A decrease of $6.9 million in long distance service revenues accounted for 69% of the decline in integrated services revenues. Our lower long distance service revenues reflected a loss of billable minutes of use due to competitive pressures and technological changes in service delivery. Of the decrease in integrated services revenues, $1.7 million, or 17%, was attributable to a decline in usage-based revenue we bill other carriers for access to our local network for interstate calls due to an FCC-mandated reduction in rates that became effective on June 21, 2004. Our integrated services revenues in the 2005 quarter also were adversely affected by a net decrease in billable lines for the 2005 quarter from the 2004 quarter as a result of customer attrition. The reduction in billable lines accounted for $665,000, or 7%, of the decrease in our integrated services revenues for the 2005 quarter.

The decline in our total operating revenues also reflected the effects of our strategic decision to discontinue the provision of satellite capacity services and to contract our efforts to sell UNE-P services to residential customers. Exiting the satellite capacity business contributed $1.4 million and de-emphasizing residential services contributed $1.3 million to the decline in total operating revenues for the 2005 quarter.

Sales of our T-1 based local service products contributed to an increase of $1.6 million in our recurring local service charge revenues in the 2005 quarter. Although we anticipate continuing declines in our long distance service revenues, we expect stability in our business local service as a result of sales of our integrated T-1 based products, which provide voice and data solutions to meet our business customers’ specialized needs.

Revenues from equipment sales and related services increased 27%, or $1.2 million, to $5.6 million in the 2005 quarter from $4.4 million in the 2004 quarter. The increase was primarily attributable to new customer premise equipment sales and installation efforts in the 2005 quarter.

Revenues generated by sales of wholesale services for the 2005 quarter declined by 13%, or $3.2 million, to $22.2 million in the 2005 quarter from $25.4 million in the 2004 quarter due to competitive market pressures to reduce prices that occurred over the course of the 2004 year. In the 2005 quarter, new sales of our wholesale services offset the impact of customer disconnects and contract renewals at lower rates.

Cost of Revenues. Total cost of revenues of $70.8 million, or 52% of total operating revenues, for the 2005 quarter represented a decrease of $2.9 million from total cost of revenues of $73.7 million, or 49% of total operating revenues, for the 2004 quarter. The decrease in total cost of revenues for the 2005 quarter was primarily attributable to the decline in our long distance services revenues. The increase in our cost of revenues as a percentage of revenues for the 2005 quarter principally resulted from the competitive pricing we offered to obtain new customer contracts and to induce existing customers to renew expiring contracts for long distance services and recurring local, data and Internet services.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $50.9 million, or 37% of total operating revenues, for the 2005 quarter decreased $5.0 million from $55.9 million, or 38% of total operating revenues, for the 2004 quarter. Selling, operations and administration expense for the 2005 quarter included executive severance expense of $3.5 million and stock-based executive severance expense of $503,000, as described below, and special consulting fees of $1.7 million we incurred to facilitate the restructuring of the Company’s operations. The decrease in selling, operations and administration expense for the 2005 quarter was primarily attributable to cost savings actions we initiated in the fourth quarter of 2004. These actions resulted in a decrease in compensation expense (excluding executive severance expense) and related costs of $6.4 million, a decrease in occupancy costs of $2.0 million and a decrease in maintenance-related costs of $1.0 million from the 2004 quarter levels.

In February 2005, three senior executive officers of the Company terminated their employment and, in accordance with their employment and retention agreements, are entitled to lump-sum severance payments totaling approximately $3.2 million, continuing insurance benefits totaling approximately $100,000 and accelerated vesting of all previously unvested stock-based incentive awards. Two of the former executive continue to be paid compensation based on their annual salary in effect at the time their employment terminated. These recurring compensation payments, which will total approximately $225,000 through June 30, 2005, will continue until payment of their lump-sum severance.

The number of our employees decreased from 2,037 at December 31, 2004 to 1,908 at March 31, 2005 as a result of the reduction in force we initiated in December 2004.

        Depreciation and Amortization. Depreciation and amortization expense decreased $7.8 million from $20.8 million for the 2004 quarter to $13.0 million for the 2005 quarter. The decrease in depreciation and amortization expense was primarily attributable to our recognition of a $204.0 million impairment loss on our long-lived assets in 2004. We expect total depreciation and amortization for 2005 compared to 2004 to decrease approximately $27 million as a result of this impairment loss in 2004.

Interest Expense. Interest expense increased $700,000 from $5.4 million for the 2004 quarter to $6.1 million for the 2005 quarter. The increase in interest expense was primarily attributable to an increase in the average weighted variable rates under our secured credit facilities. We expect interest expense for 2005 to increase by $4.2 million as a result of the restructuring of our secured indebtedness on March 29, 2005.

EBITDA. EBITDA represents net loss before interest, taxes, depreciation and amortization. EBITDA decreased $2.6 million from $17.4 million for the 2004 quarter to $14.8 million for the 2005 quarter. The decrease in EBITDA was primarily attributable to our incurrence of severance expense of $3.5 million and stock-based executive severance expense of $503,000 in connection with the employment terminations of three senior executive officers and special consulting fees of $1.7 million to facilitate the restructuring of our operations.

EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating supplemental information to investors regarding our operating performance, and facilitates comparisons by investors between the operating performance of our company and the operating performance of our competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

•	EBITDA does not reflect our capital expenditures, future requirements for capital expenditures, or contractual commitments;

•	EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

•	EBITDA does not reflect the effect of earnings or charges resulting from matters our management considers not to be indicative of our ongoing operations; and

•	not all of the companies in our industry may calculate EBITDA in the same manner in which our company calculates EBITDA, which limits its usefulness as a comparative measure.

Our management compensates for these limitations by relying primarily on its GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with GAAP, as a measure of operating performance, nor as an alternative to cash flows, as calculated in accordance with GAAP, as a measure of liquidity.

The following table sets forth, for the 2004 and 2005 quarters, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2005	2004
Net loss (1)	$(4,097)	$(8,705)
Depreciation and amortization	12,952	20,834
Interest expense, net of interest income	5,957	5,287

EBITDA (1)	$14,812	$17,416

(1)	EBITDA for the 2005 quarter has been reduced by severance expense of $3.5 million and stock-based executive severance expense of $503,000 incurred in connection with the employment terminations of three senior executive officers and special consulting fees of $1.7 million incurred to facilitate the restructuring of the Company’s operations. Excluding such executive severance and stock-based executive severance expense and special consulting fees, EBITDA for the 2005 quarter would have been $20.5 million. EBITDA for the 2004 quarter includes $1.5 million of debt offering expense related to a debt offering that was withdrawn. For information about the withdrawn offering, see Note 1 to the condensed consolidated financial statements appearing elsewhere in this report. Excluding such debt offering expense, EBITDA for the 2004 quarter would have been $18.9 million.

Liquidity and Capital Resources

Debt Restructuring. On March 29, 2005, we completed a restructuring of our existing $259.7 million of secured indebtedness and obtained a new $20 million subordinated secured term loan. In the restructuring, we amended our senior and junior credit agreements, replaced all $22.0 million of obligations outstanding under our principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan agreement for $20 million of new borrowings. We drew down the full amount of the subordinated secured loan on the restructuring date. Our existing lenders required the new loan as a condition of the restructuring.

Under the terms of our secured indebtedness following the restructuring:

•	total principal payments of $40.9 million previously due before June 30, 2006, the maturity date of our senior credit facility, have been deferred until June 30, 2006;

•	the first scheduled principal payment under our $55.7 million junior credit facility has been deferred from September 30, 2006 to September 30, 2007, and the maturity date of this facility has been extended by one year from June 30, 2008 to June 30, 2009;

•	the new $20 million subordinated secured loan will mature after the senior and junior credit facilities are repaid in full and will bear payment-in-kind (“PIK”) interest of 12% per annum or, at our option after repayment of these facilities, in cash;

•	up to $30 million of asset sale proceeds may be retained by us for general corporate purposes rather than being required to prepay credit facility borrowings;

•	interest rates payable on the outstanding senior and junior credit facilities will generally be increased by 2.5% annually; and

•	financial covenants in both our senior and junior credit facilities have been adjusted to provide us with significantly more operational flexibility.

We applied $1.2 million of the proceeds of our $20 million loan in March 2005 and $4.5 million of the proceeds in April 2005 to pay past-due state and local property taxes. Our restructured senior credit agreement required us to make these payments by April 28, 2005. Our lenders waived, through and as of the restructuring date, the defaults relating to our earlier failure to make these payments.

In connection with the $20 million subordinated secured loan, we issued the lenders ten-year warrants to purchase 20 million shares of our common stock. The warrant exercise price of $0.60 per share is equal to the volume-weighted average trading price of our common stock as quoted on the Nasdaq National Market for the ten consecutive trading days before the restructuring date. The warrants will first be exercisable on the 21st calendar day following our distribution of an information statement to our stockholders under SEC rules.

Sources and Uses of Cash. During the 2005 quarter, we funded our operating and capital requirements and other cash needs principally through cash from operations and cash on hand. Cash provided by operating activities was $13.0 million in the 2005 quarter and $5.7 million in the 2004 quarter. The increase of $7.3 million was primarily attributable to the deferral to April 2005 of payment of $4.5 million of property taxes and $1.8 million of debt service payments. Changes in working capital were $1.8 million in the 2005 quarter and $(8.4) million in the 2004 quarter. The change in working capital of $1.8 million in the 2005 quarter resulted primarily from the foregoing deferral of payment of property taxes. The $(8.4) million change in working capital in the 2004 quarter was principally due to payment in that quarter of $7.3 million of property taxes related to the prior year.

Cash used for investing activities was $10.3 million in the 2005 quarter and $18.6 million in the 2004 quarter. We used this cash primarily to fund capital expenditures, which totaled $7.4 million in the 2005 quarter and $12.8 million in the 2004 quarter, and costs related to accrued restructuring and merger costs, which amounted to $2.7 million in the 2005 quarter and $5.6 million in the 2004 quarter.

Cash provided by financing activities in the 2005 quarter of $14.1 million reflected our receipt, as part of the restructuring we completed on March 29, 2005, of $20 million of proceeds of the subordinated secured loan and warrants, net of $2.0 million of issuance costs and $3.9 million of long-term debt and capital lease obligation repayments prior to the restructuring. Cash used by financing activities in the 2004 quarter of $5.0 million was used for repayment of long-term debt and capital lease obligations.

Indebtedness. As of March 31, 2005, we had approximately $298.0 million of total long-term indebtedness, including current portion, and capital leases, which had an overall weighted average interest rate of 9.1%, excluding deferred financing costs.

Senior Secured Credit Facility. On October 29, 2002, we entered into a $156 million amended and restated senior secured credit facility with financial institutions in connection with our plan of reorganization under Chapter 11 of the United States Bankruptcy Code. Under the senior credit agreement, before the 2005 restructuring, interest per annum was payable on all outstanding borrowings, at our option, at a base rate plus a base rate margin, which is 1% less than the eurodollar rate margin, or at a eurodollar rate (“LIBOR”) plus an applicable eurodollar rate margin, which was initially fixed at 4%. The eurodollar rate margin is adjusted quarterly and varies with our senior debt ratio, as defined in the senior credit agreement. At March 31, 2005, the annual interest rate payable on outstanding borrowings was 8.81%. Before the 2005 restructuring, the facility provided for quarterly amortization of principal through the facility termination date of June 30, 2006. We are required to prepay outstanding principal balances from excess cash flows, as defined in the senior credit agreement, and from the proceeds of specified types of transactions.

        On October 6, 2003, in connection with our acquisition of BTI Telecom Corp., a facilities-based integrated communications service provider, we and the existing lenders amended and restated the senior credit agreement to add BTI as a guarantor and the BTI lenders as lenders under the agreement. Outstanding BTI indebtedness of $30 million was assumed under this credit agreement, resulting in an increase in the principal amount outstanding under the credit agreement to approximately $184.4 million from approximately $154.4 million prior to the acquisition. The June 30, 2006 maturity date and amortization schedule of the prior senior credit agreement remained unchanged, except that the amount of each scheduled principal payment was increased based upon the additional principal amount outstanding. Before the 2005 restructuring, under the amended and restated credit agreement, payments, excluding interest, on the outstanding principal amount of $182.0 million as of December 31, 2004 were $400,000 quarterly through June 2005, $5.0 million in September 2005, December 2005 and March

2006 and $136.6 million on June 30, 2006. In connection with the amendment of the facility, we were granted the right, subject to specified conditions, to refinance all of the amounts outstanding under the senior credit agreement, including by means of receivables financings.

In the 2005 restructuring, the senior credit agreement was amended to increase the principal amount outstanding thereunder by $22.0 million to $204.0 million. The additional principal amount represents the conversion into loans of the $22.0 million of obligations we owed under our principal capital lease facilities at the restructuring date. The new agreement contains modified principal and interest payment terms applicable to facility indebtedness held by the lenders who elected the restructuring terms (the “electing lender loans”). At March 31, 2005, electing lender loans amounted to $167.4 million of total facility indebtedness of $204.0 million. We are not obligated to make any principal payments, other than specified prepayments, on the electing lender loans until the facility maturity date of June 30, 2006. Interest will accrue on the electing lender loans at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. The interest rate on the electing lender loans was 8.81% per annum at March 31, 2005. Except for the 2.5% rate increase, the interest computation was not modified. The principal and interest payment terms were not modified with respect to the indebtedness held by the credit facility lenders who did not elect the restructuring terms (the “non-electing lender loans”). At March 31, 2005, non-electing lender loans amounted to $36.5 million of total facility indebtedness of $204.0 million. The interest rate on the non-electing lender loans was 6.31% per annum at March 31, 2005. Based on the amount of the non-electing lender loans, prior to the facility maturity date, we will be obligated to make quarterly principal payments of up to a maximum of $96,000 in June 2005, $1.2 million in September 2005, $1.2 million in December 2005 and $1.2 million in March 2006. We will fund these principal payments by drawing on a term loan facility extended to us by General Electric Capital Corporation. The borrowings under this facility will be treated as electing lender loans for purposes of the agreement. Amounts drawn under this facility will be offset by the principal payments we make on the non-electing lender loans.

The obligations under the senior credit agreement are secured by first priority liens on, and security interests in, substantially all of the assets of Interstate FiberNet, Inc. (“IFN”), which is our wholly-owned subsidiary and the borrower under the credit agreement, and of ITC^DeltaCom and all of our other subsidiaries. The senior credit agreement contains operating covenants that restrict our ability to engage in specified activities. These covenants include limitations on, among other things, our ability to incur secured and unsecured indebtedness, pay dividends, sell assets, make investments, and engage in mergers and consolidations. In addition, the senior credit agreement requires us to meet specified financial tests and maintain specified financial ratios. The financial covenants and some of the operating covenants were amended in connection with our restructuring. Under the restructured senior credit agreement, we are subject to a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EBITDA covenant, as EBITDA is defined for purposes of the agreement. We generally will first be required to measure our compliance with these covenants at June 30, 2005 and for the quarter or other specified measurement period ending on June 30, 2005.

Junior Secured Credit Facility. On October 6, 2003, IFN, ITC^DeltaCom and our other subsidiaries after the acquisition of BTI, including BTI, entered into a junior credit agreement with the lenders under BTI’s former senior credit facility. Approximately $55.7 million in principal amount of indebtedness under BTI’s former senior credit facility was assumed under the new agreement and was outstanding under the junior credit agreement at March 31, 2005.

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

In the 2005 restructuring, the junior credit agreement was amended to extend the maturity date by one year from June 30, 2008 to June 30, 2009 and to defer the commencement of scheduled amortization payments for four fiscal quarters. Following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement will be payable in quarterly amounts of $3,979,644 from the third quarter of 2007 through the first quarter of 2008, in the amount of $13,979,644 for the second quarter of 2008, in quarterly amounts of $646,331 from the third quarter of 2008 through the first quarter of 2009 and in a final payment of $27,857,725 on the maturity date on June 30, 2009. Interest will accrue on outstanding borrowings at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. The interest rate on the junior secured credit facility was 9.06% per annum at March 31, 2005. Except for the 2.5% rate increase, the interest computation was not modified.

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

The junior credit agreement contains substantially the same operating and financial covenants as the senior credit agreement, although some of the operating covenants are less restrictive than the comparable covenants in the senior credit agreement. After the payment of borrowings under the senior credit facility at that facility’s maturity, the financial covenants will continue in effect for subsequent periods under the restructured junior credit agreement.

Subordinated Secured Loan Facility. On March 29, 2005, as part of our restructuring, IFN, ITC^DeltaCom and our other subsidiaries entered into a subordinated secured loan agreement with investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm, who include members of the stockholder group that owns capital stock representing a majority of our voting power. On the restructuring date, we drew down the full $20 million of borrowings available under this facility.

The indebtedness under the subordinated loan agreement is subordinate to the indebtedness under the senior and junior credit agreements in right of payment and priority of security. No principal payments may be made under the subordinated loan agreement until all amounts outstanding under the senior and credit agreements are paid in full. The outstanding principal amount under the subordinated loan agreement is payable in a single payment on the maturity date, which will be the later to occur of December 31, 2009 or 91 days after the maturity of the junior credit facility. Interest is payable on our $20 million of outstanding borrowings at an annual rate of 12% in payment-in-kind (“PIK”) interest by an increase in the principal loan amount until repayment of the senior and junior credit facilities and, at our option, in PIK or cash thereafter.

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

Other Indebtedness. In connection with our acquisition of BTI, we assumed $18.5 million principal amount of unsecured senior notes (the “BTI senior notes”) that accrue interest, payable semi-annually, at an annual rate of 10.5%. These notes were originally issued by BTI in September 1997. In 2001, the BTI senior notes were amended to remove substantially all financial and administrative covenants. The BTI senior notes are due in full in September 2007.

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

Other Long-Term Liabilities. In June 2003, we entered into a purchase and license agreement with Nortel Networks, Inc., effective as of January 1, 2003. We are obligated under the agreement, as amended, to make the four remaining quarterly payments of $1 million through the first quarter of 2006. The outstanding balance of this obligation is $3.8 million at March 31, 2005, with an imputed annual interest rate of 8%.

Cash Requirements. At March 31, 2005, we had entered into agreements with vendors to purchase approximately $5.5 million of property, plant, equipment and services during 2005 related to the improvement and installation of switches, capacity increases and specified services initiatives. We currently estimate that our aggregate capital requirements for 2005 will total approximately $30 million, including $1.2 million of commitments as of March 31, 2005. We expect to make additional payments of approximately $5.9 million related to our accrued restructuring and merger costs, as well as severance owed to three former senior executives, over the last three quarters of 2005.

Over the next several years, we currently expect that we will not experience significant changes in the aggregate amount of our total capital expenditures or in the proportionate amount that we will apply for network and facilities maintenance, or for the type of investments that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

Our current financial condition could result in additional cash requirements that would weaken our liquidity position. We depend on a carrier for the provision of wholesale telecommunications services under our interconnection agreements, and pursuant to various access tariffs which the carrier has filed with federal and state regulatory agencies. Under specified circumstances based on our financial condition, the carrier may have the right to demand that we accelerate our payment terms to it, which could result in an acceleration of payments ordinarily due under terms of up to 30 days in connection with the carrier’s provision of services to us. Our use of cash to fund the accelerated demand would reduce our liquidity available for working capital, capital expenditures and other general corporate purposes.

        We believe that our cash on hand, which includes the net proceeds of the $20 million subordinated secured loan we received in connection with our restructuring, and the cash flows we expect from operations will provide sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan until June 30, 2006, which is the maturity date of our $204 million restructured senior credit facility. We will seek to obtain additional cash for use in our business through selected sales of non-core assets. We do not expect that our current business will generate cash flows sufficient for us to repay the borrowings under our senior credit facility upon its maturity on June 30, 2006. Accordingly, we will actively seek to refinance the facility principal payments, with the goal of obtaining an extended maturity for this indebtedness. Our ability to complete a refinancing will be subject to our operating results and financial condition, prevailing interest rates, general economic conditions and other factors at the time of a proposed refinancing. In addition, the terms of our junior credit facility and subordinated secured loan facility may limit our flexibility in negotiating the terms of a refinancing. We cannot provide assurance as to the terms or timing of any refinancing or as to whether we will be able to accomplish a refinancing on or before June 30, 2006.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $259.7 million of borrowings outstanding under our credit facilities as of March 31, 2005. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $259.7 million of our outstanding borrowings under our credit facilities accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $259.2 million of variable-rate debt at March 31, 2005 would result in a fluctuation of approximately $2.6 million in our annual interest expense.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of March 31, 2005.

During the first quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

On March 30, 2005, Amalgamated Gadget, L.P., which states that it is the investment manager of R2 Top Hat, Ltd, a holder of approximately 20.1% of the indebtedness outstanding under our senior secured credit facility, filed suit in the United States District Court for the Southern District of New York against us, investment funds affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm, that are among the members of the stockholder group that owns capital stock representing a majority of our voting power, the administrative agent and collateral agent under the senior secured credit facility, and the lessors under our former principal capital leases. The plaintiff seeks a declaratory judgment that the restructuring of our secured indebtedness on March 29, 2005 is null and void on the grounds that the senior secured credit agreement allegedly required the consent of all lenders under the senior secured credit facility to consummate such a restructuring and the plaintiff did not consent to the restructuring. The plaintiff also seeks preliminary and permanent injunctive relief and unspecified monetary damages. Our answer to the complaint is due on June 4, 2005. We will vigorously contest the allegations in this action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) As previously reported, on March 29, 2005, in consideration for a $20 million subordinated secured loan we received from them in connection with the restructuring of our secured indebtedness, we issued 20 million ten-year warrants to purchase 20 million shares of our common stock to investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm, who include members of the stockholder group that owns capital stock representing a majority of our voting power. The warrant exercise price of $0.60 per share is equal to the volume-weighted average trading price of our common stock as quoted on the Nasdaq National Market for the ten consecutive trading days before the restructuring date. The warrants will first be exercisable on the 21st calendar day following our distribution of an information statement to our stockholders under SEC rules. In connection with our non-public offering of the warrants, we relied on the exemption from registration under the Securities Act of 1933 afforded by
Section 4(2) of the Securities Act and Regulation D thereunder.

As previously reported, under their employment agreements with us which were approved by our board of directors on March 28, 2005, Randall E. Curran, who is our Chief Executive Officer, Richard E. Fish, Jr., who is our Chief Financial Officer and Chief Administrative Officer, and James P. O’Brien, who is our Executive Vice President of Operations, are entitled, as a result of their services in connection with the restructuring of our secured indebtedness on March 29, 2005, to receive awards of restricted shares representing 5.0%, in the case of Mr. Curran, 1.25%, in the case of Mr. Fish, and 1.0%, in the case of Mr. O’Brien, of each class or series of our equity securities outstanding immediately following the restructuring, calculated on a fully diluted basis. Such classes or series of equity securities consist of our common stock, our 8% Series A convertible redeemable preferred stock and our 8% Series B convertible redeemable preferred stock. The awards will be subject in part to time-based vesting upon satisfaction of continuous service requirements and in part to vesting based on future achievement of specified performance objectives. For additional information about the number of each class or series of our equity securities covered by the awards, which were approved by our board of directors on May 10, 2005, see Item 5 of this report. In connection with our non-public offering of the restricted shares to the foregoing officers, we relied on the exemption from registration under the Securities Act of 1933 afforded by Section 4(2) of the Securities Act and Regulation D thereunder.

Additional information about the foregoing unregistered offerings or sales of our equity securities is set forth in Item 9B of our Annual Report on Form 10-K, filed with the SEC on March 31, 2005, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on April 15, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders

As previously reported, and as further discussed in this report, in connection with the restructuring of our secured indebtedness on March 29, 2005, we received a $20 million subordinated secured loan from investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm (collectively, the “Welsh Carson securityholders”). In connection with this loan, we issued such lenders 20 million ten-year warrants to purchase 20 million shares of our common stock.

Effective on March 29, 2005, by a written consent in lieu of a meeting of stockholders, the Welsh Carson securityholders, who are the holders of our common stock and 8% Series B convertible redeemable preferred stock representing a majority of the voting power represented by all classes of our voting securities, adopted resolutions consenting to and approving our issuance of the warrants and our issuance of common stock upon exercise of the warrants. The stockholder approval of issuance of our common stock upon exercise of the warrants was required by the Nasdaq Marketplace Rules. Under SEC rules, the forgoing stockholder approval of exercisability of the warrants will not be effective, and the warrants may not be exercised to purchase our common stock, until the 21st calendar day following our distribution of an information statement to our stockholders pursuant to Regulation 14C under the Securities Exchange Act.

Item 5.	Other Information

Entry into a Material Definitive Agreement

Executive Stock Incentive Plan. On May 10, 2005, our board of directors approved the ITC^DeltaCom, Inc. Executive Stock Incentive Plan (the “executive incentive plan”), which provides for the award of stock units for up to a total of 6,000,000 shares of our common stock to three of our officers pursuant to our employment agreements with those officers. The sole employees of our company eligible to participate in the executive incentive plan are Randall E. Curran, who is our Chief Executive Officer, Richard E. Fish, Jr., who is our Chief Financial Officer and Chief Administrative Officer, and James P. O’Brien, who is our Executive Vice President of Operations. The shares of common stock subject to stock units awarded under the plan are the shares that the foregoing executives are entitled to receive for their services in connection with the restructuring of our secured indebtedness on March 29, 2005.

We have adopted the executive incentive plan so that we may grant stock units as an inducement material to the foregoing executives entering into employment with our company within the meaning of Nasdaq Marketplace Rule 4350(i)(A)(iv) who have been hired to provide services to us or our affiliates. We believe that equity ownership will create strong incentives for these individuals to produce good business results for us by giving them an opportunity to acquire a proprietary interest in ITC^DeltaCom.

Effective Date and Term. The executive incentive plan became effective on May 10, 2005. The plan will terminate on May 10, 2012 unless it is earlier terminated by the board of directors.

Administration, Amendment and Termination. The executive incentive plan is administered by the compensation committee of the board of directors. The compensation committee has the authority to interpret the plan, determine the terms and conditions of awards and make all other determinations required for the administration of the plan. It is intended that the members of the compensation committee will be “non-employee directors” within the meaning of Rule 16b-3 under the Securities Exchange Act and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, except to the extent that the board of directors determines that satisfaction of these requirements is impracticable, unnecessary or inconsistent with our contractual obligations, including our obligations under our governance agreement with our majority stockholders.

The board of directors may amend, suspend or terminate the executive incentive plan at any time. Without the consent of the participant or except as otherwise provided in the plan or in any award agreement, no amendment, suspension or termination of the plan may alter or impair any rights or obligations under any outstanding award. No award may be granted after the executive incentive plan is terminated.

Vesting. Unless vesting of the stock units is accelerated in connection with the termination of the executive’s employment by the Company without “cause” or by the executive for “good reason,” as described below, stock units with respect to 60% of the shares will vest ratably over three years on each anniversary of the executive’s initial employment date, stock units with respect to 20% of the shares will vest upon our achievement of a specified minimum EBITDA amount during a period of four consecutive fiscal quarters and stock units with respect to 20% of the shares will vest upon achievement of a specified increased EBITDA amount during a period of four consecutive fiscal quarters. For purposes of the agreement, “EBITDA” means the sum of net income (or net loss) after eliminating extraordinary and non-recurring items to the extent included in net income, interest expense, income tax expense, depreciation expense, amortization expense, and any direct expenses and accounting charges incurred in or related to a restructuring of our capital structure, any sale of our assets, our employment agreement with any of the foregoing three executives or similar agreements we enter into in the future with other newly hired senior executives. If the executive dies while employed or providing services to the Company or terminates his relationship with the Company by reason of permanent and total disability, all unvested stock units held by such executive and subject to time-based vesting will fully vest.

Under each employment agreement, “good reason” includes any material adverse change in the executive’s duties or responsibilities, any reduction in the executive’s base salary (except in specified circumstances) or bonus opportunities, the failure, in the case of Mr. Curran, to be elected to serve as a member of the board of directors, our failure to grant the executive the restricted share awards specified in the executive’s employment agreement, or any directive by us requiring the executive to relocate more than 50 miles from our headquarters, provided that the executive notifies us of the occurrence of such event and we fail to remedy the event within ten days. Each employment agreement defines “cause” to mean the willful and continued failure by the executive to substantially perform his duties under the agreement (other than any such failure arising from his disability), provided that the executive first receives notice from the board of directors specifying in reasonable detail the alleged failures and providing the executive a reasonable opportunity to cure the alleged failures, the executive’s conviction of, or plea of guilty or nolo contendere to, a misdemeanor involving theft or moral turpitude or any felony, or any act of intentional dishonesty or intentional misconduct resulting in demonstrable harm to the Company.

The compensation committee may accelerate vesting of an award in its discretion.

Transferability. Awards of stock units are nontransferable.

Adjustment of Shares. The executive incentive plan provides for specified adjustments upon the occurrence of a transaction that would involve a “capitalization change.” Such a transaction would include one in which the number of outstanding shares of our common stock is increased or decreased or changed into or exchanged for a different number or kind of shares of capital stock or other securities of the Company by reason of any recapitalization, reclassification, stock split-up, combination of shares of capital stock, exchange of shares of capital stock, stock dividend or other distribution payable in shares of capital stock, or other increase or decrease in shares of capital stock which is effectuated without receipt of consideration by the Company. We will adjust the number and kind of shares of stock subject to outstanding awards as may be determined to be appropriate or equitable by the board of directors, in its sole discretion, to prevent dilution or enlargement of existing rights. In this connection, we will use our reasonable efforts to adjust such outstanding awards so that the proportionate interest of the holder of such awards immediately after a capitalization change will be substantially the same as immediately before the capitalization change.

If the Company is the surviving corporation in any reorganization, merger or consolidation that is not a “corporate transaction,” as defined in the executive incentive plan, outstanding stock units will be adjusted so as to apply to the securities that a holder of the number of shares of common stock subject to the stock units would have been entitled to receive immediately following such reorganization, merger or consolidation.

Upon the occurrence of any “corporate transaction,” the plan will terminate unless the Company or its successor agrees in writing in connection with the corporate transaction to continue the plan. Except as set forth in an award agreement, unvested stock units will not vest or be forfeited. For purposes of the executive incentive plan, a “corporate transaction” means any of the following transactions:

•	the dissolution or liquidation of the Company;

•	a merger, consolidation or reorganization of the Company in which the Company is not the surviving corporation;

•	a sale of all or substantially all of the assets of the Company to another person; or

•	any other transaction (including a merger or reorganization in which the Company is the surviving corporation) that results in any person, other than our current majority stockholders and their affiliates, beneficially owning (within the meaning of Rule 13d-3 under the Securities Exchange Act) more than 50% of the combined voting power of all classes of voting securities of the Company.

Federal Income Tax Consequences. A distribution of common stock in payment of a stock unit award will be taxable as ordinary income when actually or constructively received by the recipient. The amount taxable as ordinary income is the aggregate fair market value of the common stock determined as of the date it is received. The Company is entitled to deduct the amount of such payments when the payments are taxable as compensation to the recipient.

A copy of the executive incentive plan is filed as Exhibit 10.15 to this report. The foregoing summary of the material provisions of the executive incentive plan is qualified in its entirety by the complete text of the executive incentive plan.

Executive Compensation. As previously reported, under their employment agreements with us which were approved by our board of directors on March 28, 2005, Randall E. Curran, who is our Chief Executive Officer, Richard E. Fish, Jr., who is our Chief Financial Officer and Chief Administrative Officer, and James P. O’Brien, who is our Executive Vice President of Operations, are entitled, as a result of their services in connection with the restructuring of our secured indebtedness on March 29, 2005, to receive awards of restricted shares representing 5.0%, in the case of Mr. Curran, 1.25%, in the case of Mr. Fish, and 1.0%, in the case of Mr. O’Brien, of each class or series of our equity securities outstanding immediately following the restructuring, calculated on a fully diluted basis. Such classes or series of equity securities consist of our common stock, our 8% Series A convertible redeemable preferred stock and our 8% Series B convertible redeemable preferred stock. As described below under “Unregistered Sales of Equity Securities,” on May 10, 2005, the board of directors approved the grant of the foregoing securities to Messrs. Curran, Fish and O’Brien.

Unregistered Sales of Equity Securities

As previously reported, and as discussed in Item 2 of Part II of this report, under their employment agreements with us which were approved by our board of directors on March 28, 2005, Randall E. Curran, who is our Chief Executive Officer, Richard E. Fish, Jr., who is our Chief Financial Officer and Chief Administrative Officer, and James P. O’Brien, who is our Executive Vice President of Operations, are entitled, as a result of their services in connection with the restructuring of our secured indebtedness on March 29, 2005, to receive awards of restricted shares representing 5.0%, in the case of Mr. Curran, 1.25%, in the case of Mr. Fish, and 1.0%, in the case of Mr. O’Brien, of each class or series of our equity securities outstanding immediately following the restructuring, calculated on a fully diluted basis. Such classes or series of equity securities consist of our common stock, our 8% Series A convertible redeemable preferred stock (the “Series A preferred stock”) and our 8% Series B convertible redeemable preferred stock (the “Series B preferred stock”).

On May 10, 2005, pursuant to the foregoing employment agreements, the board of directors approved the grant of the following securities to Messrs. Curran, Fish and O’Brien, as set forth below (all share numbers are rounded):

Name	Stock Units for Common Stock	Series A Preferred Stock	Series B Preferred Stock
Randall E. Curran	4,136,817	9,666	29,061
Richard E. Fish, Jr.	1,034,204	2,417	7,265
James P. O’Brien	827,362	1,933	5,812

The foregoing stock units will be issued pursuant to the ITC^DeltaCom, Inc. Executive Stock Incentive Plan, which our board of directors approved on May 10, 2005 and which is described above under this Item 5.

We will issue the foregoing securities after we have amended the terms of our Series A preferred stock and Series B preferred stock and some of our outstanding warrants to provide for the equity grants.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On May 10, 2005, our board of directors appointed Richard E. Fish, Jr., our Chief Financial Officer, to serve as our principal accounting officer. As previously reported, Douglas A. Shumate, our former principal accounting officer, terminated his employment with the Company on April 15, 2005. Information about Mr. Fish’s background and experience and about his employment agreement with us is set forth in our Annual Report on Form 10-K, filed with the SEC on March 31, 2005, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on April 15, 2005.

Item 6.	Exhibits

The Company files herewith the following exhibits:

10.1	Third Amended and Restated Credit Agreement, dated as of March 29, 2005, among ITC^DeltaCom, Inc., as parent (“ITC^DeltaCom” or the “Parent”), Interstate FiberNet, Inc., as borrower (the “Borrower”), the subsidiary guarantors listed on the signature pages thereof (the “Guarantors”), the banks, financial institutions and other institutional lenders listed on the signature pages thereof, as lenders (the “First Lien Lenders”), and Wells Fargo Bank, N.A. (the “First Lien Agent”), as administrative agent for the lenders and as collateral agent.

10.2	Amended and Restated Credit Agreement, dated as of March 29, 2005, among the Parent, the Borrower, the Guarantors, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, as lenders (the “Second Lien Lenders”), and General Electric Capital Corporation (the “Second Lien Agent”), as administrative agent for the lenders and as collateral agent.

10.3	Credit Agreement, dated as of March 29, 2005, among the Parent, the Borrower, the Guarantors, the lenders listed on the signature pages thereof, as lenders (the “Third Lien Lenders”), and Welsh, Carson, Anderson & Stowe VIII, L.P. (the “Third Lien Agent”), as administrative agent for the lenders and as collateral agent.

10.4	Third Amended and Restated Security Agreement, dated as of March 29, 2005, among the Borrower, the Parent, the other persons and entities listed on the signature pages thereof and the additional grantors specified therein, and Wells Fargo Bank, N.A., as collateral agent.

10.5	Amended and Restated Security Agreement, dated as of March 29, 2005, among the Borrower, the Parent, the other persons and entities listed on the signature pages thereof and the additional grantors specified therein and General Electric Capital Corporation, as collateral agent.

10.6	Security Agreement, dated as of March 29, 2005, among the Borrower, the Parent, the other persons and entities listed on the signature pages thereof and the additional grantors specified therein and Welsh, Carson, Anderson & Stowe VIII, L.P., as collateral agent.

10.7	Intercreditor and Subordination Agreement, dated as of March 29, 2005, among the First Lien Agent on behalf of the First Lien Lenders, the Second Lien Agent, the Second Lien Lenders, the Third Lien Agent, the Third Lien Lenders, and the Loan Parties specified therein.

10.8	Consent and First Amendment to Intercreditor and Subordination Agreement, dated as of March 29, 2005, by and among the First Lien Agent, the First Lien Lenders party thereto, the Second Lien Agent, the Second Lien Lenders, and the Loan Parties specified therein.

10.9	Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom and Mellon Investor Services LLC, as warrant agent (the “Warrant Agent”).

10.10	Amendment No. 1 to Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom and the Warrant Agent.

10.11	Amendment No. 1 to Governance Agreement, dated as of March 29, 2005, among ITC^DeltaCom and each person and entity listed on the signature pages thereof or otherwise a party thereto.

10.12	Employment Agreement, dated as of February 3, 2005, between ITC^DeltaCom and Randall E. Curran.

10.13	Employment Agreement, dated as of February 21, 2005, between ITC^DeltaCom and Richard E. Fish, Jr.

10.14	Employment Agreement, dated as of February 28, 2005, between ITC^DeltaCom and James P. O’Brien.

10.15	ITC^DeltaCom, Inc. Executive Stock Incentive Plan.

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: May 10, 2005	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Third Amended and Restated Credit Agreement, dated as of March 29, 2005, among ITC^DeltaCom, Inc., as parent (“ITC^DeltaCom” or the “Parent”), Interstate FiberNet, Inc., as borrower (the “Borrower”), the subsidiary guarantors listed on the signature pages thereof (the “Guarantors”), the banks, financial institutions and other institutional lenders listed on the signature pages thereof, as lenders (the “First Lien Lenders”), and Wells Fargo Bank, N.A. (the “First Lien Agent”), as administrative agent for the lenders and as collateral agent.

10.2	Amended and Restated Credit Agreement, dated as of March 29, 2005, among the Parent, the Borrower, the Guarantors, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, as lenders (the “Second Lien Lenders”), and General Electric Capital Corporation (the “Second Lien Agent”), as administrative agent for the lenders and as collateral agent.

10.3	Credit Agreement, dated as of March 29, 2005, among the Parent, the Borrower, the Guarantors, the lenders listed on the signature pages thereof, as lenders (the “Third Lien Lenders”), and Welsh, Carson, Anderson & Stowe VIII, L.P. (the “Third Lien Agent”), as administrative agent for the lenders and as collateral agent.

10.4	Third Amended and Restated Security Agreement, dated as of March 29, 2005, among the Borrower, the Parent, the other persons and entities listed on the signature pages thereof and the additional grantors specified therein, and Wells Fargo Bank, N.A., as collateral agent.

10.5	Amended and Restated Security Agreement, dated as of March 29, 2005, among the Borrower, the Parent, the other persons and entities listed on the signature pages thereof and the additional grantors specified therein and General Electric Capital Corporation, as collateral agent.

10.6	Security Agreement, dated as of March 29, 2005, among the Borrower, the Parent, the other persons and entities listed on the signature pages thereof and the additional grantors specified therein and Welsh, Carson, Anderson & Stowe VIII, L.P., as collateral agent.

10.7	Intercreditor and Subordination Agreement, dated as of March 29, 2005, among the First Lien Agent on behalf of the First Lien Lenders, the Second Lien Agent, the Second Lien Lenders, the Third Lien Agent, the Third Lien Lenders, and the Loan Parties specified therein.

10.8	Consent and First Amendment to Intercreditor and Subordination Agreement, dated as of March 29, 2005, by and among the First Lien Agent, the First Lien Lenders party thereto, the Second Lien Agent, the Second Lien Lenders, and the Loan Parties specified therein.

10.9	Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom and Mellon Investor Services LLC, as warrant agent (the “Warrant Agent”).

10.10	Amendment No. 1 to Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom and the Warrant Agent.

10.11	Amendment No. 1 to Governance Agreement, dated as of March 29, 2005, among ITC^DeltaCom and each person and entity listed on the signature pages thereof or otherwise a party thereto.

10.12	Employment Agreement, dated as of February 3, 2005, between ITC^DeltaCom and Randall E. Curran.

10.13	Employment Agreement, dated as of February 21, 2005, between ITC^DeltaCom and Richard E. Fish, Jr.

10.14	Employment Agreement, dated as of February 28, 2005, between ITC^DeltaCom and James P. O’Brien.

10.15	ITC^DeltaCom, Inc. Executive Stock Incentive Plan.

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.