Form 10-Q
period 2005-06-30
ITC DELTACOM INC
filed 2005-08-09
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at July 31, 2005
Common Stock, $.01 par value	56,109,205 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,923	$16,599
Restricted cash	757	1,050
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $7,288 and $9,331 in 2005 and 2004, respectively	66,839	73,902
Affiliate	101	98
Inventory	3,474	3,551
Prepaid expenses and other	6,259	5,897

Total current assets	111,353	101,097

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $67,807 and $42,971 in 2005 and 2004, respectively	287,472	304,448

OTHER LONG-TERM ASSETS:
Goodwill and other indefinite life intangible assets	41,273	41,273
Amortizable intangible assets, net of accumulated amortization of $6,776 and $5,507 in 2005 and 2004, respectively	13,539	14,809
Other assets	4,440	2,346

Total other long-term assets	59,252	58,428

Total assets	$458,077	$463,973

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$30,734	$38,022
Capital related	1,362	5,489
Accrued interest	1,922	1,596
Accrued compensation	7,783	4,933
Unearned revenue	19,676	20,411
Other accrued liabilities (Note 5)	26,247	27,814
Current portion of other long-term liabilities (Note 3)	2,884	4,714
Current portion of capital lease obligations (Note 3)	195	3,273

Total current liabilities	90,803	106,252

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 5)	4,994	7,075
Long-term debt and capital lease obligations (Notes 3 and 7)	298,779	285,370

Total long-term liabilities	303,773	292,445

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A; 182,897 and 175,795 shares issued and outstanding in 2005 and 2004, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	16,236	15,385
Par value $0.01; 1,200,000 shares designated Series B; 549,857 and 528,506 shares issued and outstanding in 2005 and 2004, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	48,760	46,248

Total convertible redeemable preferred stock	64,996	61,633

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.01 par value; 350,000,000 shares authorized; 56,109,205 and 55,078,705 shares issued and outstanding in 2005 and 2004, respectively	561	551
Additional paid-in-capital	285,391	284,233
Warrants outstanding (Note 4)	14,492	6,892
Accumulated Deficit	(301,939)	(288,033)

Total stockholders’ equity (deficit)	(1,495)	3,643

Total liabilities and stockholders’ equity	$458,077	$463,973

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Integrated communications services revenues	$107,563	$119,406	$217,094	$238,740
Equipment sales and related services revenues	5,240	5,072	10,855	9,439
Wholesale services revenues	21,315	24,845	43,466	50,218

TOTAL OPERATING REVENUES	134,118	149,323	271,415	298,397

COSTS AND EXPENSES:
Cost of services	66,003	72,863	136,845	146,583
Selling, operations and administration	47,788	55,218	98,712	111,164
Depreciation and amortization	13,198	21,288	26,150	42,122
Stock-based compensation – selling, operations and administration (Note 1)	459	409	1,243	818
Merger-related expenses	—	353	135	458

Total costs and expenses	127,448	150,131	263,085	301,145

OPERATING INCOME (LOSS)	6,670	(808)	8,330	(2,748)

OTHER (EXPENSE) INCOME:
Interest expense	(9,097)	(5,198)	(15,171)	(10,563)
Interest income	117	248	233	326
Debt issuance cost write-off (Note 1)	(3,948)	—	(3,948)	—
Other (expense) income (Note 1)	(132)	223	70	(1,255)

Total other expense, net	(13,060)	(4,727)	(18,816)	(11,492)

LOSS BEFORE INCOME TAXES	(6,390)	(5,535)	(10,486)	(14,240)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(6,390)	(5,535)	(10,486)	(14,240)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,724)	(1,736)	(3,420)	(3,436)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(8,114)	$(7,271)	$(13,906)	$(17,676)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.15)	$(0.14)	$(0.25)	$(0.34)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	55,810,406	51,865,290	55,449,512	51,849,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,486)	$(14,240)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	26,150	42,122
Provision for uncollectible accounts	5,036	3,520
Stock-based compensation	1,243	818
Amortization of debt issuance costs	1,745	286
Write-off of debt issuance costs	3,948	—
Interest paid in kind	633	—
Settlement of long-term lease	(1,171)	—
Other	473	—
Changes in current operating assets and liabilities:
Accounts receivable, net	2,025	(6,200)
Inventory	77	(463)
Prepaid expenses	(561)	2,421
Accounts payable	(7,071)	(16,250)
Accrued interest	326	503
Unearned revenue	(735)	(1,378)
Accrued compensation and other accrued liabilities	3,695	4,807

Total adjustments	35,813	30,186

Net cash provided by operating activities	25,327	15,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,314)	(18,982)
Change in accrued capital related costs	(4,127)	(1,567)
Other	13	(601)
Change in restricted cash	492	789
Payment for accrued restructuring and merger costs	(3,835)	(9,098)

Cash used in investing activities	(15,771)	(29,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, capital lease obligations and other long-term liabilities	(4,939)	(8,354)
Proceeds from issuance of subordinated secured loan and common stock warrants, net of issuance costs and other long-term debt restructuring costs	13,941	—
Prepaid debt issuance costs	(1,234)	—
Proceeds from stock options exercised	—	118

Cash provided by (used in) financing activities	7,768	(8,236)

CHANGE IN CASH AND CASH EQUIVALENTS	17,324	(21,749)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,599	50,099

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$33,923	$28,350

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$12,467	$9,774

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$3,420	$3,436

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

Segment Disclosure

The Company operates in one segment.

Liquidity

July 2005 Refinancing

On July 26, 2005, the Company completed transactions (the “July 2005 refinancing”) in which it issued new senior secured indebtedness and warrants and refinanced certain of its existing secured indebtedness (Note 7). The Company issued $209 million principal amount of first lien, senior secured notes due 2009 (the “first lien notes”) and used the proceeds of this issuance to repay in full the Company’s former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. The Company also issued $50.8 million principal amount of third lien, senior secured notes due 2009 (the “third lien notes”). Of this amount, the Company issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm (such investment funds and other affiliated persons from time to time, the “Welsh Carson securityholders”), who collectively hold a majority of the Company’s voting power, in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders extended in connection with the March 2005 restructuring described below, which was terminated. The Company issued to the purchasers of the third lien notes (other than the Welsh Carson securityholders) warrants to purchase shares of a new issue of the Company’s 8% Series C convertible redeemable preferred stock. The Company also entered into an amendment to its junior (second lien) credit agreement which extended the maturity date of the $55.7 million of loans thereunder from June 30, 2009 to August 26, 2009, eliminated all principal payments prior to maturity, and increased the rate at which interest accrues on such loans. As a result of the repayment in full of the former $204 million senior secured credit facility, the Company expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2005.

March 2005 Restructuring

Principally as a result of adverse operating trends affecting the Company’s businesses, revenues and cash flows from operations for the second half of 2004 were significantly lower than had been anticipated. Beginning late in the fourth quarter of 2004, the Company took actions to limit capital expenditures, reduce the size of its workforce, and implement other measures to manage its cash resources. During the first quarter of 2005, the Company incurred continuing credit facility defaults under an affirmative operating covenant that required it to pay in a timely manner taxes and other governmental assessments, and under a related negative operating covenant that restricted it from incurring specified types of liens on its assets. These defaults were temporarily waived, during the restructuring negotiations, by the required number of lenders. At that time, based on the Company’s expected operating performance for 2005 and current and projected liquidity position, the Company determined it would be able to meet its short-term debt service requirements only if it obtained financing to supplement its operating cash flows and restructured the indebtedness under its credit agreements and principal capital leases.

On March 29, 2005, the Company completed a restructuring (the “March 2005 restructuring”) of its existing $259.7 million of secured indebtedness and obtained a new $20 million subordinated secured term loan. The purpose of the restructuring was to stabilize the Company’s liquidity position by obtaining an infusion of new funds for financing its operations and by obtaining a deferral of principal payments on most of its secured indebtedness until June 2006. The completion of the restructuring also enabled the Company to cure temporarily waived covenant defaults under its credit facilities described above. In the restructuring, the Company replaced all $22.0 million of obligations outstanding under its principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan agreement with the Welsh Carson securityholders for $20 million of new borrowings. The Company drew down the full amount of the subordinated secured loan on the restructuring date. The Company’s existing lenders required the new loan as a condition of the restructuring. In connection with this loan, the Company issued to the Welsh Carson securityholders warrants to purchase 20,000,000 shares of common stock at an initial exercise price of $0.60 per share. The warrants have a ten-year term from the issue date. Under rules of the Securities and Exchange Commission, the warrants will not be exercisable for common stock until the 21st calendar day following the distribution of an information statement to the Company’s stockholders. See Note 3 for terms of the secured indebtedness following the March 2005 restructuring.

Developments in 2003 and 2004

In connection with its acquisition of BTI Telecom Corp., a facilities-based integrated communications services provider (“BTI”), in October 2003, the Company assumed total BTI indebtedness of approximately $111.3 million. Immediately prior to the acquisition, the Welsh Carson securityholders purchased a total of 350,000 shares of a new issue of the Company’s preferred stock for a total purchase price of $35 million, providing funds required to support integration expenses and capital requirements.

During the three months ended March 31, 2004, the Company incurred expenses of approximately $1.5 million related to the structuring and marketing of an unsuccessful private offering of senior notes, the proceeds from which were intended to repay or refinance approximately $281 million of indebtedness under the Company’s senior and junior secured credit facilities and other indebtedness, and for working capital and other general corporate purposes. The expenses of the withdrawn offering are reflected in “Other (expense) income” in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2004.

In November 2004, the Company exercised its right under its merger agreement with BTI to require the Welsh Carson securityholders to purchase 150,000 additional shares of preferred stock for an aggregate purchase price of $15 million. It was a condition to the obligation of such securityholders to purchase these shares that the Company have unrestricted cash of less than $20 million.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments unless otherwise disclosed in a separate note, considered necessary for the fair presentation of the unaudited, condensed consolidated financial statements have been included, and the unaudited, condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as amended by Amendment No. 1 on Form 10-K/A, as filed with the Securities and Exchange Commission (the “2004 Form 10-K”).

The accompanying condensed consolidated financial statements present results for the three months and six months ended June 30, 2005. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three months and six months ended June 30, 2004, to conform with the presentation of the financial statements for the three months and six months ended June 30, 2005.

Stock-Based Compensation

At June 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders:
As reported	$(8,114)	$(7,271)	$(13,906)	$(17,676)
Add: total stock-based employee compensation expense included in net loss	459	409	1,243	818
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(635)	(797)	(1,623)	(1,548)

Pro forma	$(8,290)	$(7,659)	$(14,286)	$(18,406)

Basic and diluted net loss per common share:
As reported	$(0.15)	$(0.14)	$(0.25)	$(0.34)
Pro forma	$(0.15)	$(0.15)	$(0.26)	$(0.35)

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

3.    Long-Term Obligations and Capital Lease Obligations

Long-term obligations and capital lease obligations at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Senior secured credit facility due June 2006	$204,026	$182,010
Junior secured credit facility due June 2009	55,715	55,715
10 1/2% senior unsecured notes due September 2007	18,525	18,525
Subordinated secured loan due December 2009, net of unamortized discount of $7,193	13,441	—
8 3/4% unsecured note due October 2006	7,072	7,072
Capital lease obligations at varying interest rates, maturing through April 2006	195	25,321

Total	298,974	288,643
Less current maturities	(195)	(3,273)

Total	$298,779	$285,370

The Company’s restructuring of its secured indebtedness was completed on March 29, 2005. In the March 2005 restructuring, the senior credit agreement was amended to increase the principal amount outstanding thereunder to $204.0 million to include $22.0 million of obligations the Company owed under its principal capital lease facilities. The new agreement contained modified principal and interest payment terms applicable to facility indebtedness held by the lenders who elected the restructuring terms (the “electing lender loans”). At June 30, 2005, electing lender loans amounted to $167.6 million of total facility indebtedness of $204.0 million. The Company was not obligated to make any principal payments, other than specified prepayments, on the electing lender loans until the facility maturity date of June 30, 2006. Interest accrued on the electing lender loans at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. The interest rate on the electing lender loans was 9.34% per annum at June 30, 2005. Except for the 2.5% rate increase, the interest computation was not modified. The principal and interest payment terms were not modified with respect to the indebtedness held by the credit facility lenders who did not elect the restructuring terms (the “non-electing lender loans”). At June 30, 2005, non-electing lender loans amounted to $36.4 million of total facility indebtedness of $204.0 million. The interest rate on the non-electing lender loans was 6.84% per annum at June 30, 2005. Based on the amount of the non-electing lender loans, prior to the facility maturity date, the Company was obligated to make quarterly principal payments of up to a maximum of $1.2 million in September 2005, $1.2 million in December 2005 and $1.2 million in March 2006, which would have been funded by drawings on a term loan facility. Borrowings under that facility were to be treated as electing lender loans for purposes of the agreement.

In the March 2005 restructuring, the junior credit agreement was amended to extend the maturity date by one year from June 30, 2008 to June 30, 2009 and to defer the commencement of scheduled amortization payments for four fiscal quarters. Following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement were payable in quarterly amounts of $3,979,644 from the third quarter of 2007 through the first quarter of 2008, in the amount of $13,979,644 for the second quarter of 2008, in quarterly amounts of $646,331 from the third quarter of 2008 through the first quarter of 2009, and in a final payment of $27,857,725 on the maturity date of June 30, 2009. Interest accrued on outstanding borrowings at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. The interest rate on the junior secured credit facility was 9.62% per annum at June 30, 2005. Except for the 2.5% rate increase, the interest computation was not modified.

In the March 2005 restructuring, ITC^DeltaCom and its subsidiaries entered into a subordinated secured loan agreement with the Welsh Carson securityholders. On the restructuring date, the Company drew down the full $20 million of borrowings available under this facility. The indebtedness under the subordinated loan facility was subordinate to the indebtedness under the senior and junior credit agreements in right of payment and priority of security. No principal payments could be made under the subordinated loan facility agreement until all amounts outstanding under the senior and junior credit agreements were paid in full. The outstanding principal amount under the subordinated loan facility was payable in a single payment on the maturity date, which would have been the later to occur of December 31, 2009 or 91 days after the maturity of the junior credit facility. Interest was payable in-kind on the $20 million of outstanding borrowings at an annual rate of 12% until repayment of the senior and junior credit facilities and, thereafter, at the Company’s option, in cash or in-kind. In connection with this loan, the Company issued the lenders warrants to purchase 20,000,000 shares of common stock (Note 4). The resulting $7.6 million debt discount is being amortized to interest cost using the interest method. Interest cost for the three months ended June 30, 2005 includes $407,000 of amortized debt discount.

On July 26, 2005, the Company issued new senior secured indebtedness and warrants and refinanced certain of its existing secured indebtedness (Note 7). In connection with the July 2005 refinancing, the Company issued $209 million principal amount of first lien notes and used the proceeds of this issuance to repay in full the Company’s $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. The Company also issued $50.8 million principal amount of third lien notes. Of this amount, the Company issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders extended in connection with the March 2005 restructuring, which was terminated. The Company issued to the purchasers of the third lien notes (other than the Welsh Carson securityholders) warrants to purchase shares of a new issue of the Company’s 8% Series C convertible redeemable preferred stock. The Company also entered into an amendment to its junior (second lien) credit agreement which extended the maturity date of the $55.7 million of loans thereunder from June 30, 2009 to August 26, 2009, eliminated all principal payments prior to maturity, and increased the rate at which interest accrues on such loans. The Company is subject to financial covenants under the new notes and the amended second lien credit agreement, including a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EDITDA covenant (as EBITDA is defined for purposes of these obligations).

In June 2003, the Company entered into a purchase and license agreement with Nortel Networks, Inc., effective as of January 1, 2003. The Company is obligated under the agreement, as amended, to make the three remaining quarterly payments of $1 million through the first quarter of 2006. The outstanding balance of this obligation is $2.9 million at June 30, 2005, with an imputed annual interest rate of 8%.

4.    Equity Transactions

In connection with the subordinated secured loan agreement with the Welsh Carson securityholders (Note 3), the Company issued to the lenders warrants to purchase 20,000,000 shares of common stock at an initial exercise price of $0.60 per share. The warrants have a ten-year term from the issue date. Under rules of the Securities and Exchange Commission, the warrants will not be exercisable for common stock until the 21st calendar day following the distribution of an information statement to the Company’s stockholders. The Company used the Black-Scholes pricing model to value the warrants and determined the fair value allocation of the proceeds to the warrants to be $7.6 million; the resulting debt discount is being amortized to future interest cost using the interest method.

In February 2005, as an inducement material to their entering into employment with the Company, the Company agreed to grant to three newly hired officers a total of 7.25% of each class or series of the Company’s equity securities outstanding immediately after completion of the March 2005 restructuring, calculated on a fully diluted basis. As of March 29, 2005, these securities consisted of the Company’s common stock, 8% Series A convertible redeemable preferred stock and 8% Series B convertible redeemable preferred stock. Of each class of shares, 60% of the shares vest ratably over three years on each anniversary of the officer’s initial employment date and 40% of the shares are subject to vesting based on future achievement of performance objectives. Stock-based compensation expense equal to the $4.4 million fair market value of these equity securities as of March 29, 2005 is being recognized for 60% of each class of shares over the three-year vesting period beginning in the three months ended March 31, 2005, and for 40% of each class of shares based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of up to three years under the agreements. The fair market value of the equity securities to be issued was determined based on the number of shares of common stock subject to the grants, in the case of the common stock to be issued, and on an as-if-converted into common stock basis based on the conversion price of the preferred stock, in the case of each series of preferred stock to be issued. The fair market value of the common stock was determined based on the trading price of the Company’s common stock as quoted on the Nasdaq National Market on March 29, 2005, the date of consummation of the March 2005 restructuring.

5.     Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to the Company’s restructurings in 2003, the acquisition of BTI in 2003 and the workforce reduction in December 2004, which are recorded in accrued liabilities from January 1, 2005 through June 30, 2005 (in thousands):

	Balance at December 31, 2004	Accruals	Write-offs/ Payments	Balance at June 30, 2005
Restructuring charges:
Employee severance	$1,883	$74	$(1,626)	$331
Office space leases	9,557	135	(3,136)	6,556

Total	$11,440	$209	$(4,762)	$6,887

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2004	Balance at June 30, 2005
Other accrued liabilities	$4,365	$1,893
Long-term restructuring liabilities	7,075	4,994

Total	$11,440	$6,887

6.    Commitments and Contingencies

At June 30, 2005, the Company had entered into agreements with vendors to purchase approximately $3.6 million of property, plant, equipment and services during 2005 related to the improvement and installation of switches, network capacity increases and certain services initiatives.

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

On March 30, 2005, the investment manager of a holder of approximately 20.1% of the principal indebtedness outstanding under the Company’s senior secured credit facility filed suit in the United States District Court for the Southern District of New York against the Company, certain of the Welsh Carson securityholders that extended the $20 million subordinated secured loan in connection with the March 2005 restructuring, the administrative agent and collateral agent under the senior secured credit facility, and the lessors under the Company’s former principal capital leases. The plaintiff sought a declaratory judgment that the March 2005 restructuring was null and void on the grounds that the senior credit agreement allegedly required the consent of all lenders under the facility to consummate such a restructuring and the plaintiff did not consent to the restructuring. The plaintiff also sought preliminary and permanent injunctive relief and unspecified monetary damages. Following the July 2005 refinancing, the parties to the litigation entered into a settlement agreement and the suit was dismissed.

Regulatory Proceedings

The rules adopted by the Federal Communications Commission (the “FCC”) in the Triennial Review Remand Order, or TRRO, became effective on March 11, 2005. The TRRO includes a provision that directs incumbent and competitive carriers to implement changes to their interconnection agreements consistent with the FCC’s new rules. The Georgia Public Service Commission subsequently issued an order requiring BellSouth Telecommunications, Inc. (“BellSouth”), which is the incumbent carrier in a large majority of the Company’s markets, and competitive carriers to implement the new TRRO rules pursuant to the “change of law” provisions in their interconnection agreements. The Company believes that the Georgia Commission’s position is consistent with the FCC’s directives in the TRRO and other applicable legal standards. BellSouth, however, has taken a contrary position and, relying on other statements made by the FCC in the TRRO, claims that the TRRO’s new rules went into effect automatically on March 11, 2005, effectively superseding the re-negotiation process required under typical “change of law” provisions in interconnection agreements. BellSouth subsequently obtained a preliminary injunction against enforcement of the Georgia Commission’s order from a federal district court in Georgia. The Company and other competitive carriers have appealed the district court’s decision to the United States Court of Appeals for the 11th Circuit, but the Company cannot predict at this time the outcome of that appeal. State public utility commissions in the other BellSouth service areas (encompassing Alabama, Florida, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee) have addressed the issue of whether the TRRO is self-effectuating. These decisions and/or the appeals of these decisions have thus far been in favor of BellSouth’s position that the TRRO is self-effectuating with regard to no new additions to loop and port combinations (Unbundled Network Element-Platform or “UNE-P”) and high capacity loops and transport in non-impaired areas.

In light of the FCC’s decision in the TRRO to phase out the requirement that incumbent carriers unbundle and make UNE-P available to competitive carriers, the Company has entered into commercial agreements with certain incumbent carriers to ensure its ability to add new UNE-P customers and to add lines for existing customers. The Company is in negotiations with one incumbent local exchange carrier on a commercial agreement and is close to finalizing the agreement. The Company also has commenced negotiations to amend its existing interconnection agreements with BellSouth and other incumbent carriers to accommodate the other recent changes to the FCC’s rules resulting from the TRRO. The Company has filed petitions for mediation and dispute resolution relating to its negotiations with BellSouth over such matters in Alabama, Florida, Georgia, Louisiana, North Carolina and Tennessee. Those petitions are pending.

Each state public utility commission in the BellSouth region has opened a generic arbitration docket to address the remaining interconnection issues raised by the TRRO that are common to all companies. The Company is unable to predict the outcome of these proceedings or the impact they ultimately will have on the Company.

7.    Subsequent Event

On July 26, 2005, the Company completed transactions in which it issued new senior secured indebtedness and warrants and refinanced certain of its existing secured indebtedness.

In connection with the July 2005 refinancing, the Company issued first lien, senior secured notes due 2009 in the aggregate principal amount of $209 million. The Company used the proceeds of the first lien notes to repay in full the amount the Company’s former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. The first lien notes accrue interest, payable quarterly, at an annual rate equal to the specified LIBOR rate plus 8%, with the portion of any interest in excess of a 12% annual rate payable in-kind (“PIK”) at the Company’s option, and accrue on a quarterly basis additional PIK interest at an annual rate of 0.5%. No scheduled principal payments will be due on the first lien notes before the maturity date of July 26, 2009. The obligations under the first lien notes are secured by first priority liens on, and security interests in, substantially all of the assets of ITC^DeltaCom and its subsidiaries. As a result of the repayment in full of the former $204 million senior secured credit facility, the Company expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in the accompanying condensed consolidated statements of operations for the three months and six months ended June 30, 2005.

The Company also issued third lien, senior secured notes due in 2009 in the aggregate principal amount of $50.8 million. Of this amount, the Company issued $30 million in principal amount of third lien notes to new investors for cash and $20.8 million in principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders extended in connection with the March 2005 restructuring, which was terminated. The third lien notes accrue interest, payable quarterly, at an annual rate of LIBOR plus 7.5%, with the portion of any interest in excess of a 12% annual rate payable in-kind at the Company’s option, and accrue on a quarterly basis additional PIK interest at an annual rate of 4.5%. No scheduled principal payments will be due on the third lien notes before the maturity date of September 26, 2009. The obligations under the third lien notes are secured by third priority liens on, and security interests in, substantially all of the assets of ITC^DeltaCom and its subsidiaries.

The Company issued 9,000,000 warrants (the “Series D warrants”) to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase one share of a new issue of the Company’s 8% Series C convertible redeemable preferred stock (the “Series C preferred stock”) and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock will be initially convertible into 1.3333 shares of the Company’s common stock. Each Series D warrant also will permit the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the exercise date. The Series D warrants will first be exercisable on June 30, 2007, unless exercisability is triggered earlier upon a change of control of the Company or, subject to specified exceptions, dispositions by the Welsh Carson securityholders of their securities holdings in ITC^DeltaCom. Any warrant not exercised on or before July 1, 2009 will expire on that date. The exercise price of the Series D warrants will be between $.01 and $.50 per share of Series C preferred stock, based on the Company’s consolidated EBITDA, or net income (net loss) before interest expense, income tax expense, depreciation expense and amortization expense (subject to specified adjustments) as of a specified period prior to the exercise date. The Company is in the process of determining the fair value allocation of the proceeds to the warrants.

The Series C preferred stock issuable upon exercise of the Series D warrants will have a liquidation preference of $1.00 per share and will rank pari passu as to liquidation rights with, and will have dividend, redemption and other terms substantially similar to the terms of, the Company’s currently outstanding 8% Series A convertible redeemable preferred stock and 8% Series B convertible redeemable preferred stock. The Series C preferred stock will first be issuable upon exercise of the Series D warrants on the 21st calendar day following the Company’s distribution of an information statement to its stockholders under rules of the Securities and Exchange Commission.

In connection with the July 2005 refinancing, the Company entered into an amendment to its junior (second lien) credit agreement, under which approximately $55.7 million of loans were outstanding at June 30, 2005. The amendment extended the maturity date of the loans from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the annual rate at which interest accrues. Under the amended agreement, the loans accrue cash interest at an annual rate equal to LIBOR plus 7.75% and accrue on a quarterly basis PIK interest at an annual rate of 0.75%. The operating and financial covenants of the second lien credit agreement were modified to be substantially consistent with the corresponding covenants under the first lien notes and the third lien notes.

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

During the three-month and six-month periods ended June 30, 2005, we:

•	generated operating income of $6.7 million for the three months ended June 30, 2005 (the “2005 quarter”) and $8.3 million for the six months ended June 30, 2005 (the “2005 six-month period”), which represented a $7.5 million improvement over the operating loss of $800,000 we recorded for the three months ended June 30, 2004 (the “2004 quarter”) and an $11 million improvement over the operating loss of $2.7 million we recorded for the six months ended June 30, 2004 (the “2004 six-month period”);

•	generated $25.3 million of cash flow from operations for the 2005 six-month period, which represented an increase of $9.4 million over our cash flow from operations for the 2004 six-month period;

•	reported EBITDA, or net loss before interest, taxes, depreciation and amortization, of $15.8 million for the 2005 quarter, which includes a debt isuance cost write-off of $3.9 million, executive severance expense of $536,000, stock-based executive severance expense of $47,000 and special consulting fees of $1.1 million, and EBITDA of $30.6 million for the 2005 six-month period, which includes a debt issuance cost write-off of $3.9 million, executive severance expense of $4.1 million, stock-based executive severance expense of $550,000 and special consulting fees of $2.8 million;

•	reduced our capital expenditures by $8.1 million in the 2005 six-month period from the 2004 six-month period and focused those expenditures on supporting service to new customers and reducing and replacing inefficient network facilities; and

•	successfully completed (1) a restructuring of our existing $259.7 million of secured indebtedness, enhancing our liquidity position by obtaining a new $20 million subordinated secured term loan and deferring principal payments totaling $40.9 million on our first and second lien secured indebtedness until June 2006, and (2) the negotiation of the terms of the refinancing of our secured indebtedness that we completed on July 26, 2005, further enhancing our liquidity position by obtaining a new $30 million secured loan and extending all principal payments on our secured indebtedness until July 2009 or a later date.

The following table presents, as of the dates indicated, information about our business.

	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Branch offices	40	40	40	40	40
Colocations (1)	258	258	258	258	256
Voice switches, Nortel DMS500, Lucent 5E and DEX	25	26	27	28	29
Frame relay/ATM switches	81	81	81	81	74
Number of employees	1,963	1,908	2,037	2,304	2,309

(1)	Two colocations in the same physical facility are reflected as one location.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	June 30, 2005	March 31, 2005	December 31, 2004	September 31, 2004	June 30, 2004
Integrated communications services revenues	$107,563	$109,531	$111,709	$117,180	$119,406
Equipment sales and related services revenues	5,240	5,615	5,340	4,770	5,072
Wholesale services revenues:
Broadband transport	14,622	15,345	15,319	15,595	16,037
Local interconnection	2,718	2,592	3,327	2,897	3,520
Directory assistance and operator services	2,388	2,329	2,378	2,468	2,436
Other	1,587	1,885	1,773	2,474	2,852

Total wholesale services revenues	21,315	22,151	22,797	23,434	24,845

Total operating revenues	$134,118	$137,297	$139,846	$145,384	$149,323

(Decrease) increase in total operating revenues (from previous quarter)	(2.3)%	(1.8)%	(3.8)%	(2.6)%	.2%
Retail business lines in service	368,467	375,116	382,718	381,080	378,160
Wholesale lines in service	65,067	72,220	61,801	67,666	72,105

Total business lines in service (1)	433,534	447,336	444,519	448,746	450,265
Lines in service/sold percentage
Integrated communications services	98%	96%	96%	95%	94%
Wholesale services(2)	99%	94%	83%	84%	95%

(1)	Reported net of lines disconnected or canceled. Excludes lines in connection with sales of our residential Unbundled Network Element-Platform, or UNE-P, offering.
(2)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

Operating Revenues. Total operating revenues decreased $15.2 million, or 10%, from $149.3 million for the three months ended June 30, 2004 to $134.1 million for the three months ended June 30, 2005. Total operating revenues decreased $27.0 million, or 9%, from $298.4 million for the six months ended June 30, 2004 to $271.4 million for the six months ended June 30, 2005.

Integrated communications services revenues decreased 10%, or $11.8 million, for the 2005 quarter, and 9%, or $21.6 million, for the 2005 six-month period from the corresponding periods of 2004, primarily as a result of declines in our long distance service revenues. Decreases of $6.3 million in the 2005 quarter and $13.2 million in the 2005 six-month period in long distance service revenues accounted for 53% and 61%, respectively, of the decline in integrated services revenues for those periods. Our lower long distance service revenues reflected a loss of billable minutes of use due to competitive pressures and technological changes in service delivery. Of the decrease in integrated services revenues, $2.4 million, or 20%, in the 2005 quarter and $3.9 million, or 18%, in the 2005 six-month period was attributable to a decline in usage-based revenue we bill other carriers for access to our local network for interstate calls, which primarily reflected an FCC-mandated reduction in rates that became effective on June 21, 2004. Our integrated services revenues in the 2005 periods also were adversely affected by a net decrease in lines in service from the comparable 2004 periods as a result of customer attrition. The impact of this decrease was offset in part by sales of our T-1 based local service product and by price increases for selected services.

The decline in our total operating revenues also reflected the effects of our strategic decision to discontinue the provision of satellite capacity services and to contract our efforts to sell UNE-P services to residential customers. Exiting the satellite capacity business accounted for $1.3 million and $2.7 million, respectively, and the planned reduction in residential services accounted for $1.7 million and $3.0 million, respectively, of the decline in total operating revenues for the 2005 quarter and six-month period from the corresponding periods of 2004.

Revenues from equipment sales and related services increased 2%, or $100,000, in the 2005 quarter and 16%, or $1.5 million, in the 2005 six-month period from the corresponding periods of 2004. Increases in equipment sales and related services were primarily attributable to new customer premise equipment sales and installation.

Revenues generated by sales of wholesale services for the 2005 quarter declined by 14%, or $3.5 million, to $21.3 million from $24.8 million in the 2004 quarter, and declined 13%, or $6.7 million, to $43.5 million in the 2005 six-month period from $50.2 million in the 2004 six-month period due to competitive market pressures to reduce prices. Revenues from wholesale services in the 2005 quarter declined 4% from such revenues in the three months ended March 31, 2005.

Cost of Services. Total cost of services of $66.0 million, or 49% of total operating revenues, for the 2005 quarter represented a decrease of $6.9 million from total cost of services of $72.9 million, or 49% of total operating revenues, for the 2004 quarter. Total cost of services of $136.8 million, or 50% of total operating revenues, for the 2005 six-month period represented a decrease of $9.8 million from total cost of services of $146.6 million, or 49% of total operating revenues, for the 2004 six-month period. The decrease in total cost of services for the 2005 quarter was attributable to the decline in our variable costs of approximately $2.0 million for the 2005 quarter and approximately $2.4 million for the 2005 six-month period as a result of the decrease in long distance services minutes and revenues, and to cost savings of approximately $4.9 million for the 2005 quarter and approximately $7.4 million for the 2005 six-month period we realized as the result of initiatives to groom and re-engineer portions of our network to be more cost-efficient. The increase in our cost of services as a percentage of revenues for the 2005 six-month period principally resulted from the competitive pricing we offered to obtain new customer contracts and to induce existing customers to renew expiring contracts for long distance services and recurring local, data and Internet services.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $47.8 million, or 36% of total operating revenues, for the 2005 quarter decreased $7.4 million from $55.2 million, or 37% of total operating revenues, for the 2004 quarter. Selling, operations and administration expense of $98.7 million, or 36% of total operating revenues, for the 2005 six-month period decreased $12.5 million from $111.2 million, or 37% of total operating revenues, for the 2004 six-month period. Selling, operations and administration expense for the 2005 quarter included executive severance expense of $536,000 for the 2005 quarter and $4.1 million for the 2005 six-month period and stock-based executive severance expense of $47,000 for the 2005 quarter and $550,000 for the 2005 six-month period, as described below, and special consulting fees of $1.1 million for the 2005 quarter and $2.8 million for the 2005 six-month period we incurred to facilitate the restructuring of our operations. The decrease in selling, operations and administration expense for the 2005 periods was primarily attributable to cost savings actions we initiated in the fourth quarter of 2004. For the 2005 quarter and the 2005 six-month period, these actions resulted in a decrease in compensation expense (excluding executive severance expense) and related costs of $6.1 million and $12.5 million, respectively, and a decrease in occupancy and maintenance-related costs of $911,000 and $3.7 million, respectively, from the costs for the corresponding periods of 2004.

In the 2005 six-month period, four of our senior executive officers terminated their employment (three in February 2005 and one in April 2005) and, in accordance with their employment and retention agreements, are entitled to lump-sum severance payments and continuing insurance benefits totaling approximately $3.8 million, and to accelerated vesting of all previously unvested stock-based incentive awards. Subsequent to June 30, 2005, we made total lump-sum severance payments of approximately $2.8 million to two of the former executives. Until we made those payments, we had paid the two executives total compensation of approximately $265,000 based on their annual salaries in effect at the time their employment with us terminated.

The number of our employees decreased from 2,037 at December 31, 2004 to 1,908 at March 31, 2005 as a result of the reduction in force we initiated in December 2004. We increased the total number of our employees to 1,963 at June 30, 2005, with the majority of the increase concentrated in our direct sales force.

Depreciation and Amortization. Depreciation and amortization expense decreased $8.1 million from $21.3 million in the 2004 quarter to $13.2 million in the 2005 quarter, and $15.9 million from $42.1 million in the 2004 six-month period to $26.2 million in the 2005 six-month period. The decrease in depreciation and amortization expense was primarily attributable to our recognition of a $204.0 million impairment loss on our long-lived assets in 2004. We expect total depreciation and amortization for 2005 compared to 2004 to decrease approximately $27 million as a result of this impairment loss.

Interest Expense. Interest expense increased $3.9 million from $5.2 million for the 2004 quarter to $9.1 million for the 2005 quarter, and increased $4.6 million from $10.6 million for the 2004 six-month period to $15.2 million for the 2005 six-month period. The increase in interest expense was primarily attributable to an increase in the average weighted variable rates under our secured credit facilities. We incurred $1.4 million of additional interest expense in the 2005 quarter as a result of the restructuring of our secured indebtedness on March 29, 2005.

Debt Issuance Cost Write-off. We recorded a debt issuance cost write-off of $3.9 million in the 2005 quarter as a result of the repayment in full of our former $204 million senior secured credit facility with the proceeds of the first lien, senior secured notes we issued in the July 2005 refinancing. The debt issuance cost write-off is reflected as a component of “Other (expense) income” in the condensed consolidated statements of operations for the three months and six months ended June 30, 2005 appearing elsewhere in this report.

EBITDA. EBITDA represents net loss before interest, taxes, depreciation and amortization. EBITDA decreased $4.9 million from $20.7 million for the 2004 quarter to $15.8 million for the 2005 quarter and decreased $7.5 million from $38.1 million for the 2004 six-month period to $30.6 million for the 2005 six-month period. The decrease in EBITDA was primarily attributable to our incurrence in the 2005 quarter and six-month period of a debt issuance cost write-off of $3.9 million, executive severance expense of $536,000 and $4.1 million, respectively, and stock-based executive severance expense of $47,000 and $550,000, respectively, in connection with the employment terminations of four senior executive officers, and special consulting fees of $1.1 million and $2.8 million, respectively, we incurred to facilitate the restructuring of our operations.

EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating supplemental information provided to investors regarding our operating performance, and facilitates comparisons by investors between the operating performance of our company and the operating performance of our competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

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

Our management compensates for these limitations by relying primarily on our GAAP results to evaluate our operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with GAAP, as a measure of operating performance, nor as an alternative to cash flows, as calculated in accordance with GAAP, as a measure of liquidity.

The following table sets forth, for the 2005 quarter and six-month period and the 2004 quarter and six-month period, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss (1)	$(6,390)	$(5,535)	$(10,486)	$(14,240)
Depreciation and amortization	13,198	21,288	26,150	42,122
Interest income and expense, net	8,980	4,950	14,938	10,237

EBITDA (1)	$15,788	$20,703	$30,602	$38,119

(1)	EBITDA for the 2005 quarter includes a debt issuance cost write-off of $3.9 million, executive severance expense of $536,000, stock-based executive severance expense of $47,000 and special consulting fees of $1.1 million. EBITDA for the 2005 six-month period includes a debt issuance cost write-off of $3.9 million, executive severance expense of $4.1 million, stock-based executive severance expense of $550,000 and special consulting fees of $2.8 million. We incurred the foregoing executive severance expense in connection with the employment terminations of four senior executive officers and the special consulting fees to facilitate the restructuring of our operations. Excluding the foregoing debt issuance cost write-off, executive severance and stock-based executive severance expense and special consulting fees, EBITDA for the 2005 quarter and six-month period would have been $21.4 million and $42.0 million, respectively. EBITDA for the 2004 six-month period includes $1.5 million of debt offering expense related to a debt offering that was withdrawn, as described in Note 1 to the condensed consolidated financial statements appearing elsewhere in this report. Excluding such debt offering expense, EBITDA for the 2004 six-month period would have been $39.6 million.

Liquidity and Capital Resources

Debt Refinancing. On July 26, 2005, we completed the refinancing of our principal secured indebtedness. In connection with the refinancing, we issued first lien, senior secured notes due 2009 in the aggregate principal amount of $209 million. We used the proceeds of the first lien notes to repay in full our former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. We also issued third lien, senior secured notes due in 2009 in the aggregate principal amount of $50.8 million. Of this amount, we issued $30 million in principal amount of third lien notes to new investors for cash and $20.8 million in principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders extended in connection with the March 2005 restructuring, which was terminated. In connection with the July 2005 refinancing, we entered into an amendment to our junior (second lien) credit agreement that extended the maturity date of the loans thereunder from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the annual rate at which interest accrues on outstanding borrowings.

Under the terms of our secured indebtedness following the July 2005 refinancing:

•	total principal payments of $204.0 million previously due June 30, 2006 were deferred until July 26, 2009;

•	total scheduled principal payments of $27.9 million under our $55.7 million junior credit facility due from September 30, 2007 until the former maturity date of June 30, 2009 were deferred until the extended maturity date of August 26, 2009; and

•	annual interest rates generally will increase by 3.2% on our first lien indebtedness, 2.7% on our second lien indebtedness and 3.8% on the $20.8 million portion of our third lien indebtedness that was previously outstanding, resulting in an increase in total interest expense of approximately $4.0 million for the last two quarters of 2005 and $10.4 million in 2006.

In connection with our sale of the $30 million principal amount of third lien notes for cash, we issued 9,000,000 Series D warrants to the purchasers of such notes. Each Series D warrant will entitle the holder to purchase one share of a new issue of our 8% Series C convertible redeemable preferred stock (the “Series C preferred stock”) and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock will be initially convertible into 1.3333 shares of our common stock. Each Series D warrant also will permit the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the exercise date. The Series D warrants will first be exercisable on June 30, 2007, unless exercisability is triggered earlier upon a change of control of our company or, subject to specified exceptions, dispositions by the Welsh Carson securityholders of their securities holdings in ITC^DeltaCom. Any warrant not exercised on or before July 1, 2009 will expire on that date. The exercise price of the Series D warrants will be between $.01 and $.50 per share of Series C preferred stock, based on our consolidated EBITDA, or net income (net loss) before interest expense, income tax expense, depreciation expense and amortization expense (subject to specified adjustments) as of a specified period prior to the exercise date.

The Series C preferred stock issuable upon exercise of the Series D warrants will have a liquidation preference of $1.00 per share and will rank pari passu as to liquidation rights with, and will have dividend, redemption and other terms substantially similar to the terms of, our currently outstanding 8% Series A convertible redeemable preferred stock and 8% Series B convertible redeemable preferred stock. The Series C preferred stock will first be issuable upon exercise of the Series D warrants on the 21st calendar day following our distribution of an information statement to our stockholders under rules of the Securities and Exchange Commission.

Debt Restructuring. On March 29, 2005, we completed the restructuring of our existing $259.7 million of secured indebtedness and obtained a new $20 million subordinated secured term loan. In the restructuring, we amended our senior and junior credit agreements, replaced all $22.0 million of obligations outstanding under our principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan agreement for $20 million of new borrowings. We drew down the full amount of the subordinated secured loan on the restructuring date. Our existing lenders required the new loan as a condition of the restructuring.

Under the terms of our secured indebtedness following the restructuring:

•	total principal payments of $40.9 million previously due before June 30, 2006 were deferred until June 30, 2006;

•	the first scheduled principal payment under our $55.7 million junior credit facility were deferred from September 30, 2006 to September 30, 2007, and the maturity date of this facility was extended by one year to June 30, 2009;

•	the new $20 million subordinated secured loan was scheduled to mature after repayment in full of the senior and junior credit facilities and to accrue payable-in-kind interest of 12% per annum or, at our option after repayment of these facilities, in cash; and

•	interest rates payable on the outstanding senior and junior credit facilities were generally increased by 2.5% annually.

We applied $1.2 million of the proceeds of our $20 million subordinated secured loan in March 2005 and $4.5 million of the proceeds in April 2005 to pay past-due state and local property taxes. Our restructured credit agreements required us to make these payments by April 28, 2005. Our lenders permanently waived, through and as of the restructuring date, the defaults relating to our earlier failure to make these payments.

In connection with the $20 million subordinated secured loan, we issued to the Welsh Carson securityholders ten-year warrants to purchase 20,000,000 shares of our common stock. The warrant exercise price of $0.60 per share is equal to the volume-weighted average trading price of our common stock as quoted on the Nasdaq National Market for the ten consecutive trading days before the restructuring date. The warrants will first be exercisable on the 21st calendar day following our distribution of an information statement to our stockholders under rules of the Securities and Exchange Commission.

Sources and Uses of Cash. During the 2005 six-month period, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by operating activities was $25.3 million in the 2005 six-month period and $15.9 million in the 2004 six-month period. Our working capital requirements were higher in the prior period as a result of the growth of our company and our acquisition of BTI Telecom Corp. (“BTI”) in October 2003. Changes in working capital were $(2.2) million in the 2005 six-month period and $(16.6) million in the 2004 six-month period. The improvement in working capital in the current period was primarily the result of our increased focus on collections of accounts receivable and the reduction of payments for accrued bonuses and accounts payable. We used working capital in the 2004 six-month period principally to fund prior-year property tax assessments and accrued bonuses, Sarbanes-Oxley compliance costs, and prepayment of annual insurance and network service contracts.

Cash used for investing activities was $15.8 million in the 2005 six-month period and $29.5 million in the 2004 six-month period. We used this cash primarily to fund capital expenditures and accrued restructuring and merger costs. Capital expenditures totaled $12.4 million in the 2005 six-month period and $20.5 million in the 2004 six-month period, while accrued restructuring and merger costs totaled $3.8 million in the 2005 six-month period and $9.1 million in the 2004 six-month period.

Cash provided by financing activities in the 2005 six-month period of $7.8 million reflected our receipt, as part of the March 2005 restructuring, of $20 million of proceeds of the subordinated secured loan and warrants, net of $6.1 million of debt issuance and other costs of restructuring, $1.2 million of debt issuance costs related to the July 2005 refinancing and $4.9 million of repayments of long-term debt, capital lease obligations and other long-term liabilities (including $3.9 million of repayments prior to completion of the March 2005 restructuring). Cash used by financing activities in the 2004 six-month period of $8.2 million was used for repayment of long-term debt, capital lease obligations and other long-term liabilities.

Indebtedness. As of June 30, 2005, after giving effect to the July 2005 refinancing, we had approximately $299.0 million of total long-term indebtedness, net of unamortized discount, including current portion and capital leases, which had an overall weighted average annual interest rate of 12.3%, excluding deferred financing costs.

First Lien Indebtedness. On October 6, 2003, in connection with our acquisition of BTI, we and the existing lenders amended and restated the senior credit agreement to add BTI as a guarantor and the BTI lenders as lenders under the agreement. Outstanding BTI indebtedness of $30 million was assumed under this credit agreement, resulting in an increase in the principal amount outstanding under the credit agreement to approximately $184.4 million from approximately $154.4 million prior to the acquisition. The June 30, 2006 maturity date and amortization schedule of the prior senior credit agreement remained unchanged, except that the amount of each scheduled principal payment was increased based upon the additional principal amount outstanding. Before the March 2005 restructuring, under the amended and restated credit agreement, payments, excluding interest, on the outstanding principal amount of $182.0 million as of December 31, 2004 were $400,000 quarterly through June 2005, $5.0 million in September 2005, December 2005 and March 2006 and $136.6 million on June 30, 2006. In connection with the amendment of the facility, we were granted the right, subject to specified conditions, to refinance all of the amounts outstanding under the senior credit agreement, including by means of receivables financings.

In the March 2005 restructuring, the senior credit agreement was amended to increase the principal amount outstanding thereunder by $22.0 million to $204.0 million. The additional principal amount represented the conversion into loans of the $22.0 million of obligations we owed under our principal capital lease facilities at the restructuring date. The new agreement contained modified principal and interest payment terms applicable to facility indebtedness held by the lenders who elected the restructuring terms (the “electing lender loans”). At June 30, 2005, electing lender loans amounted to $167.6 million of total facility indebtedness of $204.0 million. We were not obligated to make any principal payments, other than specified prepayments, on the electing lender loans until the facility maturity date of June 30, 2006. Interest accrued on the electing lender loans at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. The interest rate on the electing lender loans was 9.34% per annum at June 30, 2005. Except for the 2.5% rate increase, the interest computation was not modified. The principal and interest payment terms were not modified with respect to the indebtedness held by the credit facility lenders who did not elect the restructuring terms (the “non-electing lender loans”). At June 30, 2005, non-electing lender loans amounted to $36.4 million of total facility indebtedness of $204.0 million. The interest rate on the non-electing lender loans was 6.84% per annum at June 30, 2005. Based on the amount of the non-electing lender loans, prior to the facility maturity date, we were obligated to make quarterly principal payments of up to a maximum of $1.2 million in September 2005, $1.2 million in December 2005 and $1.2 million in March 2006. We planned to fund these principal payments by drawing on a term loan facility extended to us by General Electric Capital Corporation. The borrowings under this facility were to be treated as electing lender loans for purposes of the agreement. Amounts drawn under this facility were to be offset by the principal payments made on the non-electing lender loans.

In the July 2005 refinancing, we issued first lien, senior secured notes due 2009 in the aggregate principal amount of $209 million. We used the proceeds of the first lien notes to repay in full our former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. The first lien notes accrue interest, payable quarterly, at an annual rate equal to the specified LIBOR rate plus 8%, with the portion of any interest in excess of a 12% annual rate payable in-kind at our option, and accrue on a quarterly basis additional PIK interest at an annual rate of 0.5%. No scheduled principal payments will be due on the first lien notes before the maturity date of July 26, 2009. The first lien notes are pre-payable at our option at specified premiums to the principal amount that will decline over the note term from 108% to 100%. The obligations under the first lien notes are secured by first priority liens on, and security interests in, substantially all of our assets. The agreement contains representations and warranties, affirmative and negative covenants, agreements, and events of default which are customary in similar types of agreements. We are subject to financial covenants under the first lien notes, including a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant and a minimum consolidated EBITDA covenant (as EBITDA is defined for purposes of these obligations). The financial and operating covenants are generally less restrictive and afford us greater operational flexibility than the covenants in our terminated senior secured credit facility.

Junior (Second Lien) Credit Facility. On October 6, 2003, ITC^DeltaCom and our other subsidiaries, including BTI, entered into a junior credit agreement with the lenders under BTI’s former senior credit facility. Approximately $55.7 million in principal amount of indebtedness under BTI’s former senior credit facility was assumed under the new agreement and was outstanding under the junior credit agreement at June 30, 2005.

The indebtedness under the junior credit agreement is subordinate to the indebtedness under the senior credit agreement in right of payment and priority of security. No principal payments may be made under the junior credit agreement until all amounts outstanding under the senior credit agreement are paid in full. Before the March 2005 restructuring, following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement were payable in quarterly amounts of $3,979,644 from the third quarter of 2006 through the first quarter of 2007, in the amount of $13,979,644 for the second quarter of 2007, in quarterly amounts of $646,331 from the third quarter of 2007 through the first quarter of 2008, and in a final payment of $27,857,725 on the maturity date of June 30, 2008. Before the March 2005 restructuring, borrowings outstanding under the junior credit agreement generally bore interest at an annual rate that was .25% higher than the annual interest rate under the senior credit agreement.

In the March 2005 restructuring, the junior credit agreement was amended to extend the maturity date by one year from June 30, 2008 to June 30, 2009 and to defer the commencement of scheduled amortization payments for four fiscal quarters. Following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement were payable in quarterly amounts of $3,979,644 from the third quarter of 2007 through the first quarter of 2008, in the amount of $13,979,644 for the second quarter of 2008, in quarterly amounts of $646,331 from the third quarter of 2008 through the first quarter of 2009 and in a final payment of $27,857,725 on the maturity date on June 30, 2009. Interest accrued on outstanding borrowings at a rate of 2.5% in excess of the interest rate payable under the agreement before the March 2005 restructuring. The interest rate on the junior secured credit facility was 9.62% per annum at June 30, 2005.

In the July 2005 refinancing, the junior credit agreement was amended to extend the maturity date of borrowings thereunder from June 30, 2009 to August 26, 2009, to eliminate all scheduled principal payments prior to maturity, and to increase the annual rate at which interest accrues on outstanding borrowings. Under the agreement before its amendment, interest accrued at an annual rate equal to LIBOR plus an additional margin ranging from 6.25% to 8.00% that varied with our senior debt ratio. Under the amended agreement, the loans accrue cash interest at an annual rate equal to LIBOR plus 7.75% and accrue on a quarterly basis PIK interest at an annual rate of 0.75%. In addition to the foregoing amendments, the operating and financial covenants were modified to be substantially consistent with the corresponding covenants under the first lien notes and the third lien notes.

Third Lien Indebtedness. On March 29, 2005, as part of our restructuring, ITC^DeltaCom and our subsidiaries entered into a subordinated secured loan agreement with the Welsh Carson securityholders. On the restructuring date, we drew down the full $20 million of borrowings available under this facility.

Before the July 2005 refinancing, the indebtedness under the subordinated loan agreement was subordinate to the indebtedness under the senior and junior credit agreements in right of payment and priority of security. No principal payments could be made under the subordinated loan agreement until all amounts outstanding under the senior and credit agreements were paid in full. Before the 2005 refinancing, the outstanding principal amount under the subordinated loan agreement was payable in a single payment on the maturity date, which would have been the later to occur of December 31, 2009 or 91 days after the maturity of the junior credit facility. Interest accrued on the $20 million of outstanding borrowings at an annual rate of 12% and was payable in-kind until repayment of the senior and junior credit facilities and, at our option, in cash thereafter.

In the July 2005 refinancing, we issued $30 million in principal amount of third lien notes for cash and $20.8 million in principal amount of third lien notes to the Welsh Carson securityholders in exchange for notes we issued in March 2005 under the subordinated secured loan agreement in the principal amount of $20 million plus capitalized PIK interest of $0.8 million. The third lien notes accrue interest, payable quarterly, at an annual rate of LIBOR plus 7.5%, with the portion of any interest in excess of a 12% annual rate payable in-kind at our option, and accrue on a quarterly basis additional PIK interest at an annual rate of 4.5%. No scheduled principal payments will be due on the third lien notes before the maturity date of September 26, 2009, which will be two months after the maturity date of the first lien notes. The third lien notes are pre-payable at our option at specified premiums to the principal amount that will decline over the note term from 108% to 100%.

The obligations under the third lien notes are secured by third priority liens on, and security interests in, substantially all of our assets. Under an intercreditor agreement with the holders of the first lien notes and the lenders under our second lien credit agreement, the holders of the third lien notes are subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the third lien note obligors or an insolvency of the third lien note obligors until all obligations under the first lien notes and the second lien credit agreement have been paid in full. We are subject to substantially the same financial covenants under the third lien notes as under the first lien notes.

Capital Leases. As part of the March 2005 restructuring, we converted into loans under our senior credit agreement the $22.0 million of obligations outstanding under our principal capital lease facilities at the restructuring date. The payment and other terms of the new loans were substantially the same as those applicable to the electing lender loans under the senior credit agreement.

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

In connection with our acquisition of BTI, we also assumed an unsecured vendor note in an original principal amount of $7.1 million. This note accrues interest, payable monthly, at an annual rate of 8.75%. Before the March 2005 restructuring, the note was payable on demand on or after April 30, 2006. We have extended the maturity date of this note to October 31, 2006.

Other Long-Term Liabilities. In June 2003, we entered into a purchase and license agreement with Nortel Networks, Inc., effective as of January 1, 2003. We are obligated under the agreement, as amended, to make the three remaining quarterly payments of $1 million through the first quarter of 2006. The outstanding balance of this obligation is $2.9 million at June 30, 2005, with an imputed annual interest rate of 8%.

Cash Requirements. At June 30, 2005, we had entered into agreements with vendors to purchase approximately $3.6 million of property, plant, equipment and services during 2005 related to the improvement and installation of switches, capacity increases and specified services initiatives. We currently estimate that our aggregate capital requirements for 2005 will total approximately $30 million, including $1.3 million of commitments at June 30, 2005. At June 30, 2005, we had made $12.4 million of capital expenditures in 2005. Subsequent to June 30, 2005, we made total lump-sum severance payments of approximately $2.8 million to two of our former senior executive officers whose employment with us terminated in February 2005. In the last two quarters of 2005, we expect to make additional payments of approximately $904,000 related to our accrued restructuring and merger costs.

We currently expect that we will not experience significant changes over the next several years in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

To enhance our liquidity position, we intend to pursue possible sales of assets that are not integral to our network operations used to support delivery of integrated communications services to our retail customers or broadband transport and local interconnection services to our wholesale customers. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to complete any such asset sales. In accordance with our strategy to sell non-core assets on a selected basis, we entered into a binding agreement on August 8, 2005 to sell some of such assets for a sale price, subject to specified adjustments, of approximately $25.8 million, which will be payable in cash at closing. The closing of this transaction is subject to consents of third parties and other customary conditions. Subject to the satisfaction of these conditions, we expect to complete this transaction by the end of our third quarter in 2005.

We believe that our cash on hand, which includes the net proceeds of the $30 million principal amount of third lien notes we received in connection with our July 2005 refinancing, the cash flows we expect to generate from operations under our current business plan, and the net proceeds we expect to receive from selected sales of non-core assets will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 18 months. Our ability to meet all of our cash needs during the next 18 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing.

Based on our current business expectations, we anticipate that we will be required to refinance a portion or all of our outstanding indebtedness under our first lien notes, second lien credit agreement and third lien notes before we are required to make balloon principal payments under these obligations when they mature in 2009. We will consider opportunities to refinance all or a portion of such indebtedness in the capital markets or other transactions.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $280.4 million of borrowings outstanding under our credit facilities as of June 30, 2005. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $280.4 million of our outstanding borrowings under our credit facilities at June 30, 2005 accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $280.4 million of variable-rate debt at June 30, 2005 would result in a fluctuation of approximately $2.8 million in our annual interest expense.

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of June 30, 2005.

During the second quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

We are a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth under the caption “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2004. For updated information about some of these proceedings, see note 6 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 6 under the captions “Regulatory Proceedings” and “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 6.	Exhibits

The Company files herewith the following exhibits:

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

4.1	Form of Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof. Filed as Exhibit 4.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

4.2	Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.1	Note Purchase Agreement, dated as of July 26, 2005, by and among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Note Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.2	Securities Purchase Agreement, dated as of July 26, 2005, by and among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.3	Second Amended and Restated Credit Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.3 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.5	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.6	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: August 9, 2005	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof). Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

4.1	Form of Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof. Filed as Exhibit 4.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

4.2	Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.1	Note Purchase Agreement, dated as of July 26, 2005, by and among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Note Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.2	Securities Purchase Agreement, dated as of July 26, 2005, by and among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.3	Second Amended and Restated Credit Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.3 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.5	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

10.6	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005, and incorporated herein by reference.

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.