Form 10-Q
period 2005-09-30
ITC DELTACOM INC
filed 2005-11-09
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at October 31, 2005
Common Stock, $.01 par value	18,706,736 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,524	$16,599
Restricted cash	1,107	1,050
Accounts receivable:
Customer, net of allowance for uncollectible accounts of $7,778 and $9,331 in 2005 and 2004, respectively	62,810	73,902
Affiliate	124	98
Inventory	4,827	3,551
Prepaid expenses and other	5,769	5,897

Total current assets	151,161	101,097

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $78,829 and $42,971 in 2005 and 2004, respectively	260,004	304,448

OTHER LONG-TERM ASSETS:
Goodwill and other indefinite life intangible assets (Note 1)	40,723	41,273
Amortizable intangible assets, net of accumulated amortization of $7,411 and $5,507 in 2005 and 2004, respectively	12,905	14,809
Other assets	13,104	2,346

Total other long-term assets	66,732	58,428

Total assets	$477,897	$463,973

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable:
Trade	$28,023	$38,022
Capital related	1,050	5,489
Accrued interest	1,726	1,596
Accrued compensation	6,803	4,933
Unearned revenue	19,013	20,411
Other accrued liabilities (Note 5)	23,262	27,814
Current portion of other long-term liabilities (Note 3)	1,941	4,714
Current portion of capital lease obligations (Note 3)	116	3,273

Total current liabilities	81,934	106,252

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 5)	4,954	7,075
Long-term debt and capital lease obligations (Note 3)	322,500	285,370

Total long-term liabilities	327,454	292,445

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A; 186,555 and 175,795 shares issued and outstanding in 2005 and 2004, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	16,672	15,385
Par value $0.01; 1,200,000 shares designated Series B; 560,855 and 528,506 shares issued and outstanding in 2005 and 2004, respectively; entitled to liquidation preference and redemption value of $100 per share, plus accrued and unpaid dividends	50,048	46,248

Total convertible redeemable preferred stock	66,720	61,633

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 350,000,000 shares authorized; 18,703,069 and 18,359,569 shares issued and outstanding in 2005 and 2004 (Note 1), respectively	187	184
Additional paid-in-capital	286,136	284,600
Warrants outstanding (Note 4)	27,491	6,892
Accumulated deficit	(312,025)	(288,033)

Total stockholders’ equity	1,789	3,643

Total liabilities and stockholders’ equity	$477,897	$463,973

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Integrated communications services revenues	$102,538	$117,180	$319,632	$355,920
Equipment sales and related services revenues	4,942	4,770	15,796	14,209
Wholesale services revenues	21,009	23,434	64,476	73,652

TOTAL OPERATING REVENUES	128,489	145,384	399,904	443,781

COSTS AND EXPENSES:
Cost of services	63,432	72,122	200,277	218,705
Selling, operations and administration	49,714	54,463	148,427	165,627
Depreciation and amortization	13,329	21,748	39,480	63,870
Stock-based compensation – selling, operations and administration (Note 1)	418	409	1,661	1,227
Merger-related expenses	—	431	135	889
Asset impairment loss (Note 1)	600	—	600	—

Total costs and expenses	127,493	149,173	390,580	450,318

OPERATING INCOME (LOSS)	996	(3,789)	9,324	(6,537)

OTHER (EXPENSE) INCOME:
Interest expense	(11,893)	(5,283)	(27,064)	(15,846)
Interest income	211	53	445	379
Debt issuance cost write-off (Note 1)	—	—	(3,948)	—
Other (expense) income (Note 1)	2,353	19	2,424	(1,236)

Total other expense, net	(9,329)	(5,211)	(28,143)	(16,703)

LOSS BEFORE INCOME TAXES	(8,333)	(9,000)	(18,819)	(23,240)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(8,333)	(9,000)	(18,819)	(23,240)

PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,753)	(1,755)	(5,173)	(5,191)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10,086)	$(10,755)	$(23,992)	$(28,431)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 1)	$(0.54)	$(0.62)	$(1.29)	$(1.64)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 1)	18,703,069	17,324,753	18,557,257	17,297,190

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,819)	$(23,240)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	39,480	63,870
Provision for uncollectible accounts	7,208	5,122
Stock-based compensation	1,661	1,227
Asset impairment loss	600	—
Amortization of debt issuance costs	3,261	429
Write-off of debt issuance costs	3,948	—
Interest paid in kind	1,476	—
Settlement of long-term lease	(1,171)	—
Net gain on sale of fixed and intangible assets	(1,870)	—
Changes in current operating assets and liabilities:
Accounts receivable, net	1,504	(8,016)
Inventory	(1,276)	(836)
Prepaid expenses	(1,040)	3,173
Accounts payable	(10,432)	(19,417)
Accrued interest	129	13
Unearned revenue	(1,247)	(921)
Accrued compensation and other accrued liabilities	709	3,672

Total adjustments	42,940	48,316

Net cash provided by operating activities	24,121	25,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,592)	(35,611)
Change in accrued capital related costs	(4,439)	396
Other	(273)	(1,133)
Change in restricted cash	142	789
Proceeds from the sale of e^deltacom data center assets	25,859	—
Proceeds from sale of fixed and intangible assets	1,054	—
Payment for accrued restructuring and merger costs	(4,437)	(10,474)

Cash provided by (used in) investing activities	3,314	(46,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, capital lease obligations and other long-term liabilities	(209,988)	(12,654)
Proceeds from issuance of secured loans and stock warrants, net of issuance costs and other long-term debt restructuring costs	242,478	—
Proceeds from stock options exercised	—	118

Cash provided by (used in) financing activities	32,490	(12,536)

CHANGE IN CASH AND CASH EQUIVALENTS	59,925	(33,493)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,599	50,099

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,524	$16,606

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$22,198	$15,834

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$5,173	$5,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data telecommunications services, including local exchange, long distance, enhanced data, Internet, colocation and managed services, and sells customer premise equipment to the Company’s end-user customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic, and selectively sells to other telecommunications providers on a wholesale basis.

Segment Disclosure

The Company operates in one segment.

Liquidity

July 2005 Refinancing

On July 26, 2005, the Company completed transactions (the “July 2005 refinancing”) in which it issued new senior secured indebtedness totaling $259.8 million and warrants and refinanced certain of its existing secured indebtedness.

The Company issued $209 million principal amount of first lien, senior secured notes due 2009 (the “first lien notes”) and used the proceeds of this issuance to repay in full the Company’s former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. As a result of the repayment in full of the former $204 million senior secured credit facility, the Company expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005. See Note 3 for terms of the secured indebtedness following the July 2005 refinancing.

The Company also issued $50.8 million principal amount of third lien, senior secured notes due 2009 (the “third lien notes”). Of this amount, the Company issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm (such investment funds and other affiliated persons from time to time, the “Welsh Carson securityholders”), who collectively hold a majority of the Company’s voting power, in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan that the Welsh Carson securityholders extended in connection with the March 2005 restructuring described below, which was terminated. In connection with the issuance of the third lien notes, the Company issued 9,000,000 warrants (the “Series D warrants”) to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase shares of a new issue of the Company’s 8% Series C convertible redeemable preferred stock (the “Series C preferred stock”), which was created on October 24, 2005. Each share of Series C preferred stock will be convertible into .4445 of one share of the Company’s common stock (subject to antidilution adjustments) (Note 4).

The Company also entered into an amendment to its junior (second lien) credit agreement which extended the maturity date of the $55.7 million of loans thereunder from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the rate at which interest accrues on such loans.

March 2005 Restructuring

Principally as a result of adverse operating trends affecting the Company’s businesses, revenues and cash flows from operations for the second half of 2004 were significantly lower than had been anticipated. Beginning late in the fourth quarter of 2004, the Company took actions to limit capital expenditures, reduce the size of its workforce, and implement other measures to manage its cash resources. During the first quarter of 2005, the Company incurred continuing credit facility defaults under an affirmative operating covenant that required it to pay in a timely manner taxes and other governmental assessments, and under a related negative operating covenant that restricted it from incurring specified types of liens on its assets. These defaults were temporarily waived, during the restructuring negotiations, by the required number of lenders. At that time, based on the Company’s expected operating performance for 2005 and its current and projected liquidity position, the Company determined it would be able to meet its short-term debt service requirements only if it obtained financing to supplement its operating cash flows and restructured the indebtedness under its credit agreements and principal capital leases.

On March 29, 2005, the Company completed a restructuring (the “March 2005 restructuring”) of its existing $259.7 million of secured indebtedness and obtained a new $20 million subordinated secured term loan. The purpose of the restructuring was to stabilize the Company’s liquidity position by obtaining an infusion of new funds for financing its operations and by obtaining a deferral of principal payments on most of its secured indebtedness until June 2006. The completion of the restructuring also enabled the Company to cure temporarily waived covenant defaults under its credit facilities described above. In the restructuring, the Company replaced all $22.0 million of obligations outstanding under its principal capital leases with loans in the same amount under the senior credit agreement, and entered into a subordinated secured loan agreement with the Welsh Carson securityholders for $20 million of new borrowings. The Company drew down the full amount of the subordinated secured loan on the restructuring date. The Company’s existing lenders required the new loan as a condition of the restructuring. In connection with this loan, the Company issued to the Welsh Carson securityholders warrants (the “Series C warrants”) to purchase 6,600,000 shares of common stock at an initial exercise price of $1.80 per share. The Series C warrants have a ten-year term from the issue date. See Note 3 for terms of the secured indebtedness following the March 2005 restructuring.

Sale of e^deltacom Data Center Assets

On September 1, 2005, in accordance with its strategy to sell non-core assets on a selected basis, the Company sold its e^deltacom data center facility located in Suwanee, Georgia and substantially all of the assets related to the e^deltacom business for a sale price of approximately $25.8 million. The e^deltacom business provided managed colocation, hosting, security data storage, monitoring and networking services and hardware solutions. This transaction resulted in net cash proceeds of $25.9 million after working capital adjustments and costs and expenses associated with the sale. The Company recognized a net gain on sale of the assets of $3.2 million, which is reflected as a component of “Other (expense) income” in the accompanying condensed consolidated statements of operations for the three months and nine months ended September 30, 2005.

Reverse Stock Split

On September 1, 2005, the Board of Directors of the Company declared a one-for-three reverse split (the “reverse stock split”) of the Company’s outstanding shares of common stock to be effective for holders of record at the close of business on September 12, 2005. Upon effectiveness of the reverse stock split on September 13, 2005, each three shares of issued and outstanding common stock was reclassified and combined into one share of common stock (Note 4). As a result, the reduction of $374,000 in total par value of outstanding common stock as of September 13, 2005 ($367,000 as of December 31, 2004) has been reclassified to additional paid-in-capital in the accompanying condensed consolidated balance sheets. The number of shares of common stock outstanding as of September 30, 2005 as reflected in the accompanying condensed consolidated balance sheets, the basic and diluted weighted average common shares outstanding and basic and diluted net loss per common share as reflected in the accompanying condensed consolidated statements of operations, and the related information in the notes to condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split as of September 30, 2005 and as of and for all other periods presented.

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

The accompanying condensed consolidated financial statements present results for the three months and nine months ended September 30, 2005. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2005 or any other period.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three months and nine months ended September 30, 2004, to conform with the presentation of the financial statements for the three months and nine months ended September 30, 2005.

Asset Impairment

The Company has identified its trade name and that of BTI Telecom Corp. (“BTI”) as indefinite-lived intangible assets. The Company evaluates the recoverability of indefinite-lived intangible assets on an annual basis and whenever events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset’s carrying value to estimates of fair value using the best information available, which requires the use of estimates, judgments and projections. In the three months ended September 30, 2005, the Company commenced discontinuance of the use of the BTI trade name and recognized an asset impairment loss of $600,000, which was the amount of the carrying value of the BTI trade name.

Stock-Based Compensation

At September 30, 2005, the Company had two stock-based employee compensation plans. The Company accounts for the plans under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss applicable to common stockholders:
As reported	$(10,086)	$(10,755)	$(23,992)	$(28,431)
Add: total stock-based employee compensation expense included in net loss	418	409	1,661	1,227
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(591)	(822)	(2,213)	(2,370)

Pro forma	$(10,259)	$(11,168)	$(24,544)	$(29,574)

Basic and diluted net loss per common share:
As reported	$(0.54)	$(0.62)	$(1.29)	$(1.64)
Pro forma	$(0.55)	$(0.64)	$(1.32)	$(1.71)

2.    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the financial statements over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based method in accounting for share-based transactions with employees. SFAS No.
123(R) was originally scheduled to be effective as of the beginning of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the effective date was amended. As a result, SFAS No. 123(R) is effective for the Company as of its fiscal year beginning on January 1, 2006. The Company has not yet determined the option-pricing model it will use to calculate the fair value of its options, and the Company is currently evaluating which method of adoption it will use. Note 1 illustrates the effects on net income and earnings per share if the Company had adopted SFAS No. 123, using the Black-Scholes option-pricing model. The impact of the adoption of SFAS No. 123(R) cannot be predicted at this time, because such impact will depend on levels of share-based payments granted in the future. However, if the Company had adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma income and earnings per share under Note 1.

3.    Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Senior secured notes due July 2009	$209,192	$—
Senior secured credit facility due June 2006	—	182,010
Second lien secured credit facility due August 2009	55,793	55,715
Senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $6,775	14,185	—
Senior secured notes due September 2009, net of unamortized discount of $12,513	17,733	—
10 1/2% senior unsecured notes due September 2007	18,525	18,525
8 3/4% unsecured note due October 2006	7,072	7,072
Capital lease obligations at varying interest rates, maturing through April 2006	116	25,321

Total	322,616	288,643
Less current maturities	(116)	(3,273)

Total	$322,500	$285,370

In the restructuring of the Company’s secured indebtedness on March 29, 2005, the Company’s existing senior credit agreement was amended to increase the principal amount outstanding thereunder to $204.0 million to include $22.0 million of obligations the Company owed under its principal capital lease facilities. The new agreement contained modified principal and interest payment terms applicable to facility indebtedness held by the lenders who elected the restructuring terms (the “electing lender loans”). At the date of the July 2005 refinancing, electing lender loans amounted to $167.6 million of total facility indebtedness of $204.0 million. The Company was not obligated to make any principal payments, other than specified prepayments, on the electing lender loans until the facility maturity date of June 30, 2006. Interest accrued on the electing lender loans at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. At the date of the July 2005 refinancing, the interest rate on the electing lender loans was 9.74% per annum. The principal and interest payment terms were not modified with respect to the indebtedness held by the credit facility lenders who did not elect the restructuring terms (the “non-electing lender loans”). At the date of the July 2005 refinancing, non-electing lender loans amounted to $36.4 million of total facility indebtedness of $204.0 million. The interest rate on the non-electing lender loans was 7.24% per annum at the date of the July 2005 refinancing. Based on the amount of the non-electing lender loans, prior to the facility maturity date, the Company was obligated to make quarterly principal payments of up to a maximum of $1.2 million in September 2005, $1.2 million in December 2005 and $1.2 million in March 2006, which would have been funded by drawings on a term loan facility. Borrowings under that facility were to be treated as electing lender loans for purposes of the agreement.

In the March 2005 restructuring, the junior credit agreement was amended to extend the maturity date by one year from June 30, 2008 to June 30, 2009 and to defer the commencement of scheduled amortization payments for four fiscal quarters. Following the maturity and repayment of the senior credit facility on June 30, 2006, principal amounts outstanding under the junior credit agreement were payable in quarterly amounts of $3,979,644 from the third quarter of 2007 through the first quarter of 2008, in the amount of $13,979,644 for the second quarter of 2008, in quarterly amounts of $646,331 from the third quarter of 2008 through the first quarter of 2009, and in a final payment of $27,857,725 on the maturity date of June 30, 2009. Interest accrued on outstanding borrowings at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. The interest rate on the junior secured credit facility was 10.02% per annum at the date of the July 2005 refinancing.

In the March 2005 restructuring, ITC^DeltaCom and its subsidiaries entered into a subordinated secured loan agreement with the Welsh Carson securityholders. On the restructuring date, the Company drew down the full $20 million of borrowings available under this facility. The indebtedness under the subordinated loan facility was subordinate to the indebtedness under the senior and junior credit agreements in right of payment and priority of security. No principal payments were permitted to be made under the subordinated loan facility agreement until all amounts outstanding under the senior and junior credit agreements were paid in full. The outstanding principal amount under the subordinated loan facility was payable in a single payment on the maturity date, which would have been the later to occur of December 31, 2009 or 91 days after the maturity of the junior credit facility. Interest was payable in-kind on the $20 million of outstanding borrowings at an annual rate of 12% until repayment of the senior and junior credit facilities and, thereafter, at the Company’s option, in cash or in-kind. In connection with this loan, the Company issued the lenders Series C warrants to purchase 6,600,000 shares of common stock (Note 4). The resulting $7.6 million debt discount is being amortized to interest cost using the interest method. Interest cost for the three months and nine months ended September 30, 2005 includes $418,000 and $825,000, respectively, of amortized debt discount.

In connection with the July 2005 refinancing, the Company issued first lien, senior secured notes due 2009 in the aggregate principal amount of $209 million. The Company used the proceeds of the first lien notes to repay in full the amount the Company’s former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. The first lien notes accrue interest, payable quarterly, at an annual rate equal to the specified LIBOR rate plus 8%, with the portion of any interest in excess of a 12% annual rate payable in-kind (“PIK”) at the Company’s option, and accrue PIK interest, payable on a quarterly basis, at an annual rate of 0.5%. No scheduled principal payments will be due on the first lien notes before the maturity date of July 26, 2009. The obligations under the first lien notes are secured by first priority liens on, and security interests in, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The Company is subject to financial covenants under the first lien credit agreement, including a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EDITDA covenant (as EBITDA is defined for purposes of these obligations). As a result of the repayment in full of the former $204 million senior secured credit facility, the Company expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2005.

In connection with the July 2005 refinancing, the Company entered into an amendment to its junior (second lien) credit agreement, under which approximately $55.7 million of loans were outstanding at the date of the refinancing. The amendment extended the maturity date of the loans from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the annual rate at which interest accrues. Under the amended agreement, the loans accrue cash interest at an annual rate equal to LIBOR plus 7.75% and accrue PIK interest, payable on a quarterly basis, at an annual rate of 0.75%. The operating and financial covenants of the second lien credit agreement were modified to be substantially consistent with the corresponding covenants under the first lien notes and the third lien notes.

In connection with the July 2005 refinancing, the Company also issued third lien, senior secured notes due 2009 in the aggregate principal amount of $50.8 million. Of this amount, the Company issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan that the Welsh Carson securityholders extended in connection with the March 2005 restructuring, which was terminated. The third lien notes accrue interest, payable quarterly, at an annual rate of LIBOR plus 7.5%, with the portion of any interest in excess of a 12% annual rate payable in-kind at the Company’s option, and accrue additional PIK interest, payable on a quarterly basis, at an annual rate of 4.5%. No scheduled principal payments will be due on the third lien notes before the maturity date of September 26, 2009. The obligations under the third lien notes are secured by third priority liens on, and security interests in, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The operating and financial covenants under the third lien notes are substantially consistent with the corresponding covenants under the first lien notes and the second lien credit agreement. In connection with the issuance of the third lien notes, the Company issued 9,000,000 Series D warrants to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase one share of a new issue of the Company’s Series C preferred stock, which was created on October 24, 2005, and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date of July 26, 2005 through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock will be convertible into .4445 of one share of the Company’s common stock (subject to antidilution adjustments). Each Series D warrant also will permit the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the warrant exercise date (Note 4). As described below in Note 4, the Company determined the value associated with the Series D warrants to be $13.0 million and is amortizing the resulting debt discount to interest cost using the interest method. Interest cost for the three months ended September 30, 2005 includes $487,000 of amortized debt discount.

4.    Equity Transactions

Warrants

In connection with the subordinated secured loan agreement with the Welsh Carson securityholders entered into in connection with the March 2005 restructuring (Note 3), the Company issued to the lenders Series C warrants to purchase 6,600,000 shares of common stock at an initial exercise price of $1.80 per share. The warrants have a ten-year term from the issue date. The Company used the Black-Scholes pricing model to value the warrants and determined the fair value allocation of the proceeds to the warrants to be $7.6 million. The resulting debt discount is being amortized to future interest cost using the interest method.

In connection with the July 2005 refinancing, the Company issued 9,000,000 Series D warrants to the third lien note purchasers other than the Welsh Carson securityholders (Note 3). Each Series D warrant will entitle the holder to purchase one share of a new issue of the Company’s Series C preferred stock and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date of July 26, 2005 through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock will be convertible into .4445 of one share of the Company’s common stock (subject to antidilution adjustments). Each Series D warrant also will permit the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the warrant exercise date. The warrants will be first exercisable on June 30, 2007, unless exercisability is triggered earlier upon a change of control of the Company or, subject to specified exceptions, dispositions by the Welsh Carson securityholders of their ITC^DeltaCom securities. The exercise price of the Series D warrants will be between $.01 and $.50 and will be fixed as of the initial exercise date based on the Company’s consolidated EBITDA, or net income (net loss) before interest expense, income tax expense, depreciation expense and amortization expense (subject to specified adjustments) for the last twelve months ended March 31, 2007 (or, in the event of early exercisability, for the EBITDA measurement period specified in the agreement). Any warrant not exercised on or before July 1, 2009 will expire on that date. At the first stated exercise date of June 30, 2007 and the expiration date of July 1, 2009, the warrants will be exercisable for approximately 10,500,000 shares and 12,300,000 shares of Series C preferred stock, respectively, which will be convertible into approximately 4,700,000 shares and 5,500,000 shares of common stock, respectively. In determining the value associated with the warrants, the Company assessed the value attributable to (a) the fixed income component of the Series C preferred stock by determining the present value of the future cash-flow stream attributable to the Series C preferred stock and (b) the call option on the Company’s common stock inherent in the conversion right based on a Black-Scholes valuation model, and determined the fair value allocation of the proceeds to the warrants to be $13.0 million. The resulting debt discount is being amortized to future interest cost using the interest method.

The Series C preferred stock will have a liquidation preference of $1.00 per share and will rank pari passu as to liquidation rights with, and will have dividend, redemption and other terms substantially similar to the terms of, the Company’s currently outstanding 8% Series A convertible redeemable preferred stock (the “Series A preferred stock”) and 8% Series B convertible redeemable preferred stock (the “Series B preferred stock”). The Series C preferred stock will be redeemable at the option of the Company on or after the third anniversary of the date of first issuance at the option of the Company, and will be subject to mandatory redemption on October 29, 2012, except that, for so long as the initial holders of the Series C preferred stock are the owners of at least 50% of the outstanding shares at such date, the Company may not redeem any shares without the prior consent of at least 50% of such initial holders unless the Company concurrently redeems a pro rata portion of the Series A preferred stock and the Series B preferred stock.

Equity Grants

In February 2005, as an inducement material to their entering into employment with the Company, the Company agreed to grant to three newly hired officers a total of 7.25% of each class or series of the Company’s equity securities, calculated on a fully diluted basis, outstanding immediately after completion of the restructuring of the Company’s capital structure. The restructuring was implemented through the March 2005 restructuring and the July 2005 refinancing. The equity securities subject to the grants consisted of the Company’s common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 and, in addition, the Series D warrants as of July 26, 2005. Of each class of securities, 60% of the securities vest ratably over three years on each anniversary of the officer’s initial employment date and 40% of the securities are subject to vesting based on future achievement of performance objectives. Stock-based compensation expense equal to the $4.4 million fair market value of the common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 is being recognized for 60% of each class of securities over the three-year vesting period beginning in the three months ended March 31, 2005, and for 40% of each class of securities based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of up to three years under the agreements. The fair market value of the equity securities to be issued as a result of the March 29, 2005 restructuring was determined based on the number of shares of common stock subject to the grants, in the case of the common stock to be issued, and on an as-if-converted into common stock basis based on the conversion price of the preferred stock, in the case of each series of preferred stock to be issued. The fair market value of the common stock was determined based on the trading price of the Company’s common stock as quoted on the Nasdaq National Market on March 29, 2005, which was the date of consummation of the March 2005 restructuring. Stock-based compensation expense equal to the $1.1 million fair market value of the Series D warrants as of July 26, 2005 is being recognized for 60% of the Series D warrants over the three-year vesting period, and for 40% of the Series D warrants based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of up to three years under the agreements. In determining the value associated with the Series D warrants to be issued as a result of the July 2005 refinancing, the Company assessed the value attributable to (a) the fixed income component of the Series C preferred stock by determining the present value of the future cash-flow stream attributable to the Series C preferred stock and (b) the call option on the Company’s common stock inherent in the conversion right based on a Black-Scholes valuation model.

Reverse Stock Split

On September 1, 2005, the Board of Directors of the Company declared a one-for-three reverse split of the Company’s outstanding shares of common stock to be effective for holders of record at the close of business on September 12, 2005. Upon effectiveness of the reverse stock split on September 13, 2005, each three shares of issued and outstanding common stock was reclassified and combined into one share of common stock (Note 1). As a result, the reduction of $374,000 in total par value of outstanding common stock as of September 13, 2005 ($367,000 as of December 31, 2004) has been reclassified to additional paid-in-capital in the accompanying condensed consolidated balance sheets. Upon effectiveness of the reverse stock split, the total number of shares of common stock outstanding was reduced to one-third of the number of shares outstanding immediately before the reverse stock split, from approximately 56,100,000 shares to approximately 18,700,000 shares. The reverse stock split did not reduce the number of authorized shares of common stock, which is 350,000,000 shares, alter the par value of the common stock, which is $0.01 per share, or modify any voting rights or other terms of the common stock.

As a result of the combination of the outstanding shares of common stock into a smaller number due to the reverse stock split, the Company’s restated certificate of incorporation provided for an automatic proportionate increase in the conversion price of the Series A preferred stock from $5.7143 to $17.15 and of the Series B preferred stock from $3.00 to $9.00. As a result of the foregoing adjustments, each series of preferred stock is convertible, immediately following the reverse stock split, into approximately one-third of the number of shares of common stock into which such series was convertible immediately before the reverse stock split.

Under the terms of the Company’s outstanding warrants to purchase common stock, the reverse stock split resulted in an automatic increase in the exercise prices of the series of warrants issued on October 29, 2002 from $5.114 to $15.35, of the series of warrants issued on October 6, 2003 from $8.50 to $25.50, and of the Series C warrants issued on March 29, 2005 from $.60 to $1.80. Upon the foregoing adjustments, the terms of each such series of warrants provided for an automatic proportionate reduction in the total number of shares of common stock that are issuable upon exercise of such series. As a result, immediately following the reverse stock split, each of the foregoing series of warrants is exercisable for approximately one-third of the number of shares of common stock into which such series was exercisable immediately before the reverse stock split.

5.    Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to the Company’s restructurings in 2003, the acquisition of BTI in 2003 and the workforce reduction in December 2004, which are recorded in accrued liabilities from January 1, 2005 through September 30, 2005 (in thousands):

	Balance at December 31, 2004	Accruals	Write-offs/ Payments	Balance at September 30, 2005
Restructuring charges:
Employee severance	$1,883	$74	$(1,822)	$135
Office space leases	9,557	135	(3,542)	6,150

Total	$11,440	$209	$(5,364)	$6,285

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2004	Balance at September 30, 2005
Other accrued liabilities	$4,365	$1,511
Long-term restructuring liabilities	7,075	4,774

Total	$11,440	$6,285

6.    Commitments and Contingencies

At September 30, 2005, the Company had entered into agreements with vendors to purchase approximately $5.8 million of property, plant, equipment and services during 2005 related to the improvement and installation of switches, network capacity increases and certain services initiatives.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 12 to the Company’s audited consolidated financial statements included in the 2004 Form 10-K. Other than such proceedings, any significant updated information about which is provided below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In the three months ended March 31, 2003, the Company sold for approximately $1.0 million approximately $2.2 million of accounts receivable owed to the Company by MCI, Inc. (“MCI”) before MCI filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in 2002. In November 2004, the Company received a notice from the assignee of the accounts receivable demanding that the Company repurchase for $830,000 approximately $1.5 million of such accounts receivable. In October 2005, the Company, the assignees, and the MCI bankruptcy estate signed a settlement agreement pursuant to which the estate allowed and paid in accordance with the plan of reorganization all of the assigned claims and other unassigned claims made by the Company.

Regulatory Proceedings

The rules adopted by the Federal Communications Commission (the “FCC”) in the Triennial Review Remand Order (the “TRRO”) became effective on March 11, 2005. The TRRO includes a provision that directs incumbent and competitive carriers to implement changes to their interconnection agreements consistent with the FCC’s new rules. The Georgia Public Service Commission subsequently issued an order requiring BellSouth Telecommunications, Inc. (“BellSouth”), which is the incumbent carrier in a large majority of the Company’s markets, and competitive carriers to implement the new TRRO rules pursuant to the “change of law” provisions in their interconnection agreements. The Company believes that the Georgia Commission’s position is consistent with the FCC’s directives in the TRRO and other applicable legal standards. BellSouth, however, has taken a contrary position and, relying on other statements made by the FCC in the TRRO, claims that the TRRO’s new rules went into effect automatically on March 11, 2005, effectively superseding the re-negotiation process required under typical “change of law” provisions in interconnection agreements. BellSouth subsequently obtained a preliminary injunction against enforcement of the Georgia Commission’s order from a federal district court in Georgia. The Company and other competitive carriers appealed the district court’s decision to the United States Court of Appeals for the 11th Circuit. Subsequently, the Court of Appeals ruled in favor of BellSouth and against the CLEC position with respect to no new additions to loop and port combinations (Unbundled Network Element-Platform or “UNE-P”) after March 11, 2005. State commissions and courts in other jurisdictions have made similar findings that the TRRO is self-effectuating with regard to no new additions of UNE-P and high capacity loops and transport in non-impaired areas.

In light of the FCC’s decision in the TRRO to phase out the requirement that incumbent carriers unbundle and make UNE-P available to competitive carriers, the Company has entered into commercial agreements with certain incumbent carriers to ensure its ability to add new UNE-P customers and to add lines for existing customers. Following negotiations to amend its existing interconnection agreements to accommodate the other recent changes to the FCC’s rules resulting from the TRRO, the Company filed petitions for mediation and dispute resolution relating to its negotiations with BellSouth over such matters in Alabama, Florida, Georgia, Louisiana, North Carolina and Tennessee. On October 21, 2005, the Company and BellSouth entered into a settlement agreement regarding certain disputed issues and the Company agreed to withdraw its pending cases for mediation and dispute resolution. Under the agreement, the Company will continue its participation in the generic TRRO dockets.

Each state public utility commission in the BellSouth region has opened a generic arbitration docket to address the remaining interconnection issues raised by the TRRO that are common to all carriers. The Company is a party in these cases, but cannot predict the outcome of these proceedings or the impact they ultimately will have on the Company.

On September 23, 2005, the FCC adopted a new regulatory framework for broadband Internet access services offered by wireline facilities-based providers. Under this new framework, facilities-based wireline broadband Internet access service such as Digital Subscriber Line (“DSL”) service is deemed an “information service,” subjecting it to less regulation. Although some of the more significant aspects of the FCC’s determination will not be implemented until 2006, the FCC’s determination is particularly favorable to certain facilities-based providers of wireline broadband Internet access services, including BellSouth, that offer widespread DSL service in their regions.

On October 31, 2005, the FCC approved the mergers between SBC Communications Inc. (“SBC”) and AT&T Corp. (“AT&T”), and between Verizon Communications Inc. (“Verizon”) and MCI, subject to certain conditions. On October 27, 2005, the U.S. Department of Justice had entered into a consent decree with SBC and AT&T, and, separately, with Verizon and MCI in connection with their proposed mergers. Although both the FCC’s decisions and the consent decrees of the Department of Justice placed certain conditions on the merger parties, these conditions are not expected to prevent these parties from consummating their respective mergers before the end of 2005 or in the first quarter of 2006. The proposed mergers of SBC and AT&T, and, separately, of Verizon and MCI are expected to improve the ability of each combined company to compete for customers throughout the United States.

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

Unless we indicate otherwise, references below to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand dollars and dollar amounts of $1 million or less to the nearest one thousand dollars. The common stock share amounts set forth below in this management’s discussion and analysis have been adjusted to give effect to the one-for-three reverse split of the common stock which we implemented on September 13, 2005.

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

During the three-month and nine-month periods ended September 30, 2005, we:

•	generated operating income of $1.0 million for the three months ended September 30, 2005 (the “2005 quarter”) and $9.3 million for the nine months ended September 30, 2005 (the “2005 nine-month period”), which represented a $4.8 million improvement over the operating loss of $3.8 million we recorded for the three months ended September 30, 2004 (the “2004 quarter”) and an $15.8 million improvement over the operating loss of $6.5 million we recorded for the nine months ended September 30, 2004 (the “2004 nine-month period”);

•	refinanced our secured indebtedness on July 26, 2005, extending all principal payments on our secured indebtedness until July 2009 or a later date and further enhancing our liquidity position by obtaining $30 million of new funding;

•	generated net cash proceeds of $25.9 million from our sale of non-core assets which have historically provided no positive operating income and cash flows;

•	reduced our capital expenditures by $16.2 million in the 2005 nine-month period from the 2004 nine-month period and focused those expenditures on supporting service to new customers and reducing and replacing inefficient network facilities; and

•	recognized the $1.6 million impact of Hurricane Katrina in our affected markets in Louisiana, Mississippi, Alabama and Florida, including a loss of billable revenue of approximately $720,000 and direct selling, general and administration expense totaling $874,000 relating to the restoration of our network facilities and bad debts resulting from the hurricane’s impact on our customers’ businesses.

The following table presents, as of the dates indicated, information about our business.

	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
Branch offices	40	40	40	40	40
Colocations (1)	253	258	258	258	258
Voice switches, Nortel DMS500, Lucent 5E and DEX	25	25	26	27	28
Frame relay/ATM switches	75	81	81	81	81
Number of employees	2,005	1,963	1,908	2,037	2,304

(1)	Two colocations in the same physical facility are reflected as one location.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	September 30, 2005	June 30, 2005	March 31, 2004	December 31, 2004	September 30, 2004
Integrated communications services revenues	$102,538	$107,563	$109,531	$111,709	$117,180
Equipment sales and related services revenues	4,942	5,240	5,615	5,340	4,770
Wholesale services revenues:
Broadband transport	14,934	14,622	15,345	15,319	15,595
Local interconnection	2,311	2,718	2,592	3,327	2,897
Directory assistance and operator services	2,422	2,388	2,329	2,378	2,468
Other	1,342	1,587	1,885	1,773	2,474

Total wholesale services revenues	21,009	21,315	22,151	22,797	23,434

Total operating revenues	$128,489	$134,118	$137,297	$139,846	$145,384

(Decrease) increase in total operating revenues (from previous quarter)	(4.2)%	(2.3)%	(1.8)%	(3.8)%	(2.6)%
Retail business lines in service	366,349	368,467	375,116	382,718	381,080
Wholesale lines in service(1)	61,272	65,067	72,220	61,801	67,666

Total business lines in service (2)	427,621	433,534	447,336	444,519	448,746
Lines in service/sold percentage
Integrated communications services	98%	98%	96%	96%	95%
Wholesale services(1)	99%	99%	94%	83%	84%

(1)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(2)	Reported net of lines disconnected or canceled. Excludes lines in connection with our residential Unbundled Network Element-Platform, or UNE-P, offering.

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

Operating Revenues. Total operating revenues decreased $16.9 million, or 12%, from $145.4 million for the three months ended September 30, 2004 to $128.5 million for the three months ended September 30, 2005. Total operating revenues decreased $43.8 million, or 10%, from $443.8 million for the nine months ended September 30, 2004 to $400.0 million for the nine months ended September 30, 2005.

Integrated communications services revenues decreased 13%, or $14.6 million, for the 2005 quarter, and 10%, or $36.3 million, for the 2005 nine-month period from the corresponding periods of 2004. The decrease was attributable in part to the implementation of our strategic initiatives and, to a lesser extent, to the impact of Hurricane Katrina. Our strategic initiatives include the discontinuation of satellite capacity services and the sale of UNE-P services to residential customers, and our sale of selected non-core assets with insufficient returns on revenue. The table below shows the effect of these factors in reducing our integrated communications services revenues for the 2005 periods (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Strategic initiatives:
Discontinuation of satellite capacity services	$1,500	$4,000
Discontinuation of residential UNE-P services	2,400	5,700
Foregone e^deltacom revenues due to sale	1,100	1,100
Impact of Hurricane Katrina	720	720

Integrated communications services revenues also decreased as a result of declines in our long distance service revenues, a net decrease in lines in service, and a decline in usage-based revenue we bill other carriers for access to our local network. Decreases of $5.5 million in the 2005 quarter and $19.3 million in the 2005 nine-month period in long distance service revenues from the corresponding periods of 2004 accounted for 37% and 53%, respectively, of the decline in integrated services revenues for those periods. Our lower long distance service revenues reflected a 13% decrease in rates per minute since the beginning of the 2005 year due to competitive pricing pressures, and a loss of billable minutes of use due both to competition and technological changes in service delivery. Of the decrease in integrated services revenues, $4.8 million, or 33%, in the 2005 quarter and $5.7 million, or 16%, in the 2005 nine-month period was attributable to a decrease in lines in service as a result of customer attrition, and to competitive pricing adjustments that resulted in a decline in the average revenue earned per line. The impact of this decrease was offset in part by sales of our T-1 based local service product and by price increases for selected services. Of the decrease in integrated services revenues, $500,000, or 3%, in the 2005 quarter and $4.4 million, or 12%, in the 2005 nine-month period was attributable to a decline in usage-based revenue we bill other carriers for access to our local network for interstate calls. The decrease in the 2005 nine-month period primarily reflected an FCC-mandated reduction in rates that became effective on June 21, 2004.

As a result of the impact of Hurricane Katrina on our customers’ businesses, we experienced a loss of otherwise billable revenue of approximately $720,000 in affected markets in Louisiana, Mississippi, Alabama and Florida in the 2005 quarter and 2005 nine-month period. We expect in the foreseeable future to face continuing restrictions in the New Orleans, Biloxi/Gulfport and Hattiesburg markets from reduced customer operations and demand for services and employee availability. Those three markets accounted for approximately 2% of our total operating revenues for the quarter ended June 30, 2005.

Revenues from equipment sales and related services increased 4%, or $172,000, in the 2005 quarter and 11%, or $1.6 million, in the 2005 nine-month period from the corresponding periods of 2004. Increases in equipment sales and related services were primarily attributable to new customer premise equipment sales and installation.

Revenues generated by sales of wholesale services for the 2005 quarter declined by 10%, or $2.4 million, to $21.0 million from $23.4 million for the 2004 quarter, and declined 12%, or $9.2 million, to $64.5 million for the 2005 nine-month period from $73.7 million for the 2004 nine-month period due to competitive market pressures to reduce prices. Revenues from wholesale services in the 2005 quarter declined 1% from such revenues for the quarter ended June 30, 2005.

Cost of Services. Total cost of services of $63.4 million, or 49% of total operating revenues, for the 2005 quarter represented a decrease of $8.7 million from total cost of services of $72.1 million, or 50% of total operating revenues, for the 2004 quarter. Total cost of services of $200.3 million, or 50% of total operating revenues, for the 2005 nine-month period represented a decrease of $18.4 million from total cost of services of $218.7 million, or 49% of total operating revenues, for the 2004 nine-month period. The decrease in total cost of services for the 2005 quarter was attributable to the decline in our variable costs of approximately $2.1 million for the 2005 quarter and approximately $4.9 million for the 2005 nine-month period as a result of the decrease in long distance services and lines provided, and to cost savings of approximately $7.5 million for the 2005 quarter and approximately $14.4 million for the 2005 nine-month period we realized as the result of initiatives to groom and re-engineer portions of our network to be more cost-efficient. The increase in our cost of services as a percentage of revenues for the 2005 nine-month period principally resulted from the competitive pricing we offered to obtain new customer contracts and to induce existing customers to renew expiring contracts for long distance services and recurring local, data and Internet services.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $49.7 million for the 2005 quarter decreased $4.8 million from $54.5 million for the 2004 quarter. As a percentage of total operating revenues, selling, operations and administration expense was 39% for the 2005 quarter compared to 37% for the 2004 quarter. Selling, operations and administration expense of $148.4 million for the 2005 nine-month period decreased $17.2 million from $165.6 million for the 2004 nine-month period. As a percentage of total operating revenues, selling, operations and administration expense was 37% for both the 2005 and 2004 nine-month periods. Selling, operations and administrative expense for the 2005 nine-month period included executive severance expense of $4.1 million and stock-based executive expense of $550,000 (compared to no such expense for the 2005 quarter) as described below, and special consulting fees of $430,000 for the 2005 quarter and $3.2 million for the 2005 nine-month period we incurred to facilitate the restructuring of our operations. The decrease in selling, operations and administration expense for the 2005 periods was primarily attributable to cost savings actions we initiated in the fourth quarter of 2004. For the 2005 quarter and the 2005 nine-month period, these actions resulted in a decrease in compensation expense (excluding executive severance expense) and related costs of $3.6 million and $16.1 million, respectively, and a decrease in occupancy and maintenance-related costs of $507,000 and $4.3 million, respectively, from the costs for the corresponding periods of 2004.

In the 2005 nine-month period, four of our senior executive officers terminated their employment with us. In accordance with their employment and retention agreements, the officers were entitled to lump-sum severance payments and continuing insurance benefits totaling approximately $3.8 million, as well as to accelerated vesting of all previously unvested stock-based incentive awards. In the 2005 quarter, we made total lump-sum severance payments of approximately $2.8 million to two of the former executives. Those payments satisfied our remaining obligations, other than the extension of continuing insurance benefits, under the four executive employment and retention agreements. Until we made the payments in the 2005 quarter, we had paid the two executives receiving the payments total compensation of approximately $265,000 based on their annual salaries in effect at the time their employment with us terminated.

As a result of the effects of Hurricane Katrina, we incurred $874,000 of additional selling, general and administration expense in the 2005 quarter and 2005 nine-month period relating to restoration of our network facilities and to bad debts resulting from the hurricane’s impact on our customers’ businesses. We expect to incur additional expense with respect to these matters in the last quarter of 2005 and the first quarter of 2006. We maintain property and business interruption insurance and believe that a portion of the costs we have incurred and will incur in connection with the hurricane will be covered by insurance. We are continuing to evaluate the extent to which our losses will be covered by insurance, however, and have not recorded any insurance recovery in our financial statements appearing elsewhere in this report.

The number of our employees decreased from 2,037 at December 31, 2004 to 1,908 at March 31, 2005 as a result of the reduction in force we initiated in December 2004. We increased the total number of our employees to 2,005 at September 30, 2005, with the majority of the increase concentrated in our direct sales force. The 50 employees associated with the e^deltacom business, which we sold on September 1, 2005, are not included in the foregoing employee headcount at September 30, 2005.

Depreciation and Amortization. Depreciation and amortization expense decreased $8.4 million from $21.7 million in the 2004 quarter to $13.3 million in the 2005 quarter, and $24.4 million from $63.9 million in the 2004 nine-month period to $39.5 million in the 2005 nine-month period. The decrease in depreciation and amortization expense was primarily attributable to our recognition of a $204.0 million impairment loss on our long-lived assets in 2004. We expect total depreciation and amortization for 2005 compared to 2004 to decrease approximately $27 million as a result of this impairment loss.

Asset Impairment Loss. We incurred an asset impairment loss in the 2005 quarter totaling $600,000. We commenced discontinuance of the use of the BTI Telecom Corp. (“BTI”) trade name in the 2005 quarter and recognized an asset impairment loss in the amount of the carrying value of the BTI trade name that we had identified as an indefinite-lived intangible asset.

Interest Expense. Interest expense increased $6.6 million from $5.3 million for the 2004 quarter to $11.9 million for the 2005 quarter, and increased $11.3 million from $15.8 million for the 2004 nine-month period to $27.1 million for the 2005 nine-month period. The increase in interest expense was primarily attributable to an increase in the average interest rates under our secured indebtedness and to an increase in average outstanding borrowings primarily as a result of our incurrence of $20 million of third lien indebtedness in the March 2005 restructuring and $30 million of additional third lien indebtedness in the July 2005 refinancing. Of our interest expense for the 2005 periods, we paid in-kind interest of $843,000 for the 2005 quarter and $1.5 million for the 2005 nine-month period. Interest expense for the 2004 quarter and the 2004 nine-month period did not include any payment of in-kind interest. Interest expense resulting from amortization of debt discount and debt issuance costs increased $1.4 million from $143,000 for the 2004 quarter to $1.5 million for the 2005 quarter, and increased $2.8 million from $429,000 for the 2004 nine-month period to $3.3 million for the 2005 nine-month period.

Debt Issuance Cost Write-off. We recorded a debt issuance cost write-off of $3.9 million in the 2005 nine-month period as a result of the repayment in full of our former $204 million senior secured credit facility with the proceeds of the first lien, senior secured notes we issued in the July 2005 refinancing. The debt issuance cost write-off is reflected as a component of “Other (expense) income” in the condensed consolidated statements of operations for the nine months ended September 30, 2005 appearing elsewhere in this report.

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

The following table sets forth, for the 2005 quarter and 2005 nine-month period and the 2004 quarter and 2004 nine-month period, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(8,333)	$(9,000)	$(18,819)	$(23,240)
Depreciation and amortization	13,329	21,748	39,480	63,870
Interest income and expense, net	11,682	5,230	26,619	15,467

EBITDA	$16,678	$17,978	$47,280	$56,097

EBITDA decreased $1.3 million from $18.0 million for the 2004 quarter to $16.7 million for the 2005 quarter and decreased $8.8 million from $56.1 million for the 2004 nine-month period to $47.3 million for the 2005 nine-month period. The decrease in EBITDA for the 2005 quarter was primarily attributable to decreased operating revenues of $16.9 million, the effect of which was partially offset by reduced cost of services of $8.7 million, reduced selling, operations and administration expense of $4.7 million, and gains from sale of non-core assets of $2.3 million. EBITDA for the 2005 quarter includes the $1.6 million impact of Hurricane Katrina on revenue and selling, operations and administration expense, $430,000 of special consulting fees and a $600,000 asset impairment loss. The decrease in EBITDA for the 2005 nine-month period was primarily attributable to decreased operating revenues of $43.9 million, the effect of which was partially offset by reduced cost of services of $18.4 million, reduced selling, operations and administration expense of $17.2 million, and gains from sale of non-core assets of $2.4 million, and includes debt issuance cost write-off of $3.9 million and stock-based executive severance expense of $550,000 in connection with the employment terminations of four senior executive officers. EBITDA for the 2005 nine-month period includes the $1.6 million impact of Hurricane Katrina, $3.2 million of special consulting fees, $4.1 million of executive severance expense and a $600,000 asset impairment loss. We incurred the foregoing executive severance expense in connection with the employment terminations of four senior executive officers and the special consulting fees to facilitate the restructuring of our operations. Excluding the foregoing impact of Hurricane Katrina, asset impairment loss, gains from sale of non-core assets, debt issuance cost write-off, executive severance and stock-based executive severance expense, and special consulting fees, EBITDA for the 2005 quarter and 2005 nine-month period would have been $17.0 million and $58.8 million, respectively. EBITDA for the 2004 nine-month period includes $1.5 million of debt offering expense related to a debt offering that was withdrawn. Excluding such debt offering expense, EBITDA for the 2004 nine-month period would have been $57.6 million.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2005 and 2004 nine-month periods, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by operating activities was $24.1 million in the 2005 nine-month period and $25.1 million in the 2004 nine-month period. Changes in working capital were $(11.7) million in the 2005 nine-month period and $(22.2) million in the 2004 nine-month period. Our working capital requirements were higher in the prior period as a result of the growth of our company and our acquisition of BTI in October 2003. The improvement in working capital in the current period was primarily the result of our increased focus on collections of accounts receivable and the reduction of payments for accounts payable.

Cash provided by (used in) investing activities was $3.3 million in the 2005 nine-month period and ($46.0) million in the 2004 nine-month period. In the 2005 nine-month period, net proceeds from the sale of our e^deltacom data center assets provided cash of $25.9 million. The sale of other fixed and intangible assets provided cash of $1.1 million. We used $19.0 million to fund capital expenditures and $4.4 million to pay accrued restructuring and merger costs. In the 2004 nine-month period, we used $35.2 million to fund capital expenditures and $10.5 million to pay accrued restructuring and merger costs.

Cash provided by financing activities in the 2005 nine-month period of $32.5 million reflected our receipt of $20 million of proceeds of the subordinated secured loan and warrants as part of the March 2005 restructuring, $209 million of proceeds of the first lien, senior secured notes as part of the July 2005 refinancing, and $30 million of proceeds of the third lien, senior secured notes and warrants as part of the July 2005 refinancing, net of $16.5 million of debt issuance and other costs of debt restructuring and $210.0 million of repayments of long-term debt, capital lease obligations and other long-term liabilities (including $3.9 million of repayments prior to completion of the March 2005 restructuring). Cash used by financing activities in the 2004 nine-month period of $12.5 million was used for repayment of long-term debt, capital lease obligations and other long-term liabilities.

At September 30, 2005, we had approximately $322.6 million of total long-term indebtedness, net of unamortized discount, including current portion and capital leases, which had an overall weighted average annual interest rate of 14.1%, including debt discount and excluding deferred financing costs.

Debt Refinancing. On July 26, 2005, we completed the refinancing of our principal secured indebtedness. In connection with the refinancing, we issued first lien, senior secured notes due 2009 in the aggregate principal amount of $209 million. We used the proceeds of the first lien notes to repay in full our former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. We also issued third lien, senior secured notes due 2009 in the aggregate principal amount of $50.8 million. Of this amount, we issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan that the Welsh Carson securityholders extended in connection with the March 2005 restructuring, which was terminated. In connection with the July 2005 refinancing, we entered into an amendment to our junior (second lien) credit agreement that extended the maturity date of the loans thereunder from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the annual rate at which interest accrues on outstanding borrowings.

Under the terms of our secured indebtedness following the July 2005 refinancing:

•	total principal payments of $204.0 million previously due June 30, 2006 were deferred until July 26, 2009;

•	total scheduled principal payments of $27.9 million under our $55.7 million junior credit facility due from September 30, 2007 until the former maturity date of June 30, 2009 were deferred until the extended maturity date of August 26, 2009; and

•	annual interest rates increased by 3.2% on our first lien indebtedness, 2.7% on our second lien indebtedness and 3.8% on the $20.8 million portion of our third lien indebtedness that was previously outstanding (excluding the effect of the debt discount from the issuance of the warrants in the March 2005 restructuring), resulting in an increase in total interest expense of approximately $4.0 million for the last quarter of 2005 and $10.4 million in 2006.

In connection with our sale of the $30 million principal amount of third lien notes for cash, we issued 9,000,000 Series D warrants to the purchasers of such notes. Each Series D warrant will entitle the holder to purchase one share of a new issue of our 8% Series C convertible redeemable preferred stock (the “Series C preferred stock”), which was created on October 24, 2005, and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date of July 26, 2005 through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock will be convertible into .4445 of one share of our common stock, subject to antidilution adjustments. Each Series D warrant also will permit the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the warrant exercise date. The Series D warrants will first be exercisable on June 30, 2007, unless exercisability is triggered earlier upon a change of control of our company or, subject to specified exceptions, dispositions by the Welsh Carson securityholders of their ITC^DeltaCom securities. Any warrant not exercised on or before July 1, 2009 will expire on that date. The exercise price of the Series D warrants will be between $.01 and $.50 and will be fixed as of the initial exercise date based on our consolidated EBITDA, or net income (net loss) before interest expense, income tax expense, depreciation expense and amortization expense (subject to specified adjustments) for the last twelve months ended March 31, 2007 (or in the event of early exercisability, for the EBITDA measurement period specified in the agreement). At the first stated exercise date of June 30, 2007 and the expiration date of July 1, 2009, the warrants will be exercisable for approximately 10,500,000 shares and 12,300,000 shares of Series C preferred stock, respectively, which will be convertible into approximately 4,700,000 shares and 5,500,000 shares of common stock, respectively.

The Series C preferred stock will have a liquidation preference of $1.00 per share and will rank pari passu as to liquidation rights with, and will have dividend, redemption and other terms substantially similar to the terms of, our currently outstanding 8% Series A convertible redeemable preferred stock (the “Series A preferred stock”) and 8% Series B convertible redeemable preferred stock (the “Series B preferred stock”). The Series C preferred stock will be redeemable at our option on or after the third anniversary of the date of the first issuance and will be subject to mandatory redemption on October 29, 2012, except that, for so long as the initial holders of the Series C preferred stock are the owners of at least 50% of the outstanding shares at such date, we may not redeem any shares without the prior consent of at least 50% of such initial holders unless we concurrently redeem a pro rata portion of the Series A preferred stock and the Series B preferred stock.

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

Under the terms of our secured indebtedness following the restructuring:

•	total principal payments of $40.9 million previously due before June 30, 2006 were deferred until June 30, 2006;

•	the first scheduled principal payment under our $55.7 million junior credit facility was deferred from September 30, 2006 to September 30, 2007, and the maturity date of this facility was extended by one year to June 30, 2009;

•	the new $20 million subordinated secured loan was scheduled to mature after repayment in full of the senior and junior credit facilities and to accrue payment-in-kind interest of 12% per annum or, at our option after repayment of these facilities, in cash; and

•	interest rates payable on the outstanding senior and junior credit facilities were generally increased by 2.5% annually.

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

In connection with the $20 million subordinated secured loan, we issued to the Welsh Carson securityholders ten-year warrants to purchase 6,600,000 shares of our common stock at an exercise price of $1.80 per share.

Cash Requirements. At September 30, 2005, we had entered into agreements with vendors to purchase approximately $5.8 million of property, plant, equipment and services during 2005 related to the improvement and installation of switches, capacity increases and specified services initiatives. We currently estimate that our aggregate capital requirements for 2005 will total approximately $30 million, including $1.8 million of commitments at September 30, 2005. At September 30, 2005, we had made $19.0 million of capital expenditures in 2005.

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

On September 1, 2005, in accordance with our strategy to sell non-core assets on a selected basis, we sold our e^deltacom data center facility located in Suwanee, Georgia and substantially all of the assets related to the e^deltacom business for a sale price of approximately $25.8 million. The transaction resulted in net cash proceeds of $25.9 million after working capital adjustments and costs and expenses associated with the sale. To enhance our liquidity position, we intend to continue to pursue possible sales of additional assets that are not integral to our network operations. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to complete any such additional asset sales.

We believe that our cash on hand, which includes the net proceeds of the $30 million principal amount of third lien notes we received in connection with our July 2005 refinancing, the cash flows we expect to generate from operations under our current business plan, and the net proceeds we receive from sales of non-core assets will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 18 months. Our ability to meet all of our cash needs during the next 18 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $316.2 million of borrowings outstanding under our senior notes and second lien credit facility as of September 30, 2005. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $316.2 million of our outstanding borrowings under our senior notes and second lien credit facility at September 30, 2005 accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $316.2 million of variable-rate debt at September 30, 2005 would result in a fluctuation of approximately $3.2 million in our annual interest expense.

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of September 30, 2005.

During the third quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth under the caption “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. For updated information about some of these proceedings, see note 6 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 6 under the captions “Regulatory Proceedings” and “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, and as further discussed in this report, on September 13, 2005, the Company implemented a one-for-three reverse split of its outstanding common stock by an amendment to its restated certificate of incorporation. In lieu of issuing fractional shares of common stock in the reverse stock split, the Company caused the transfer agent for the common stock to aggregate the fractional shares and sell in the open market 577 shares of common stock for a total offering price of approximately $1,253. The sale was effected in September 2005 in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Rule 236 thereunder. The net proceeds of the sale are being remitted to the stockholders who would otherwise have been entitled to receive fractional shares in the reverse stock split. The Company did not receive any of the proceeds from the sale.

Item 4.    Submission of Matters to a Vote of Security Holders

The common stock share numbers in this Item 4 are presented without giving effect to the reverse stock split, which was implemented on September 13, 2005 after the votes of security holders described below.

Written Consent of Majority Stockholders. As previously reported, and as further discussed in this report, in connection with the July 2005 refinancing, Interstate FiberNet, Inc., a wholly owned subsidiary of the Company, issued $30 million aggregate principal amount of third lien, senior secured notes due 2009 to institutional investors other than the Welsh Carson securityholders. In consideration for the purchase of the third lien notes, the Company issued 9,000,000 warrants to such third lien purchasers. Once such warrants and other warrants issued under the same warrant agreement (collectively, the “Series D warrants”) become exercisable, they will entitle the holders to purchase shares of a new issue of the Company’s Series C preferred stock and, upon the election of the warrant holders, to purchase the number of shares of common stock into which the shares of such Series C preferred stock otherwise issuable under the Series D warrants would be convertible as of the warrant exercise date.

To create the Series C preferred stock issuable upon exercise of the Series D warrants, the Company was required to amend its restated certificate of incorporation to increase the total number of shares of its authorized preferred stock. On July 25, 2005, WCAS Capital Partners, III, L.P., Welsh, Carson, Anderson & Stowe VIII, L.P., and other persons affiliated or associated with Welsh, Carson, Anderson & Stowe, a private equity fund, who collectively hold shares of common stock and Series B preferred stock representing a majority of the Company’s voting power, adopted resolutions by written consent in lieu of a meeting which approved the following matters:

•	the Company’s issuance of up to 16,175,000 Series D warrants pursuant to the Series D warrant agreement, including the 9,000,000 Series D warrants issued on July 26, 2005;

•	the Company’s issuance of shares of Series C preferred stock upon the exercise or conversion of the Series D warrants in such number as shall be issuable pursuant to the Series D warrants in accordance with their terms;

•	the Company’s issuance of shares of common stock upon the exercise or conversion of the Series D warrants in such number as shall be issuable pursuant to the Series D warrants in accordance with their terms;

•	the Company’s issuance of such indeterminate number of additional shares of Series C preferred stock and additional shares of common stock as shall be issuable pursuant to antidilution provisions of the Series D warrants in accordance with their terms;

•	the Company’s issuance of such number of additional shares of Series C preferred stock as may issued as payment of payment in-kind dividends on outstanding shares of Series C preferred stock in accordance with and pursuant to the certificate of designation of the Series C preferred stock;

•	the Company’s issuance of shares of common stock upon the conversion of the Series C preferred stock in the manner prescribed in the certificate of designation of the Series C preferred stock; and

•	an amendment to the Company’s restated certificate of incorporation, which provides for an increase in the total number of shares of the Company’s authorized preferred stock from 10,000,000 shares to 50,000,000 shares and an increase in the total number of shares of the Company’s authorized capital stock from 360,000,000 shares to 400,000,000 shares.

As of July 25, 2005, the foregoing stockholders held shares of common stock and Series B preferred stock representing approximately 61% of the combined voting power of all classes and series of the Company’s capital stock.

On October 24, 2005, following the distribution of an information statement under SEC rules to the Company’s stockholders with respect to the foregoing matters, the Company filed with the Delaware Secretary of State an amendment to its restated certificate of incorporation increasing its authorized preferred stock and created the Series C preferred stock by filing the certificate of designation of the Series C preferred stock with the Delaware Secretary of State as required under Delaware law. After the filing of the Series C preferred stock certificate of designation, the outstanding Series D warrants will become exercisable for the Series C preferred stock and common stock subject to other conditions to exercisability specified in the Series D warrant agreement.

Written Consents of Preferred Stockholders. The certificates of designation of the Company’s Series A preferred stock and Series B preferred stock were amended and restated in connection with the July 2005 refinancing. The amendments to the certificates of designation were approved on July 25, 2005 by the written consent in lieu of a meeting of the holders of a majority of the outstanding shares of Series A preferred stock and all of the outstanding shares of Series B preferred stock, each voting separately as a class. The certificates of designation, which form part of the Company’s restated certificate of incorporation, were amended principally to:

•	permit the creation and issuance of the Series D warrants;

•	permit the creation and issuance of the Series C preferred stock issuable upon exercise of the Series D warrants as securities ranking pari passu as to liquidation and dividend rights with, and having redemption and other rights substantially similar to such rights of, the Series A preferred stock and the Series B preferred stock;

•	permit the issuance of the Series A preferred stock and the Series B preferred stock to the Company’s chief executive officer, chief financial officer and executive vice president of operations under their employment agreements with the Company for their services in connection with the March 2005 restructuring; and

•	in the case of the certificate of designation of the Series B preferred stock, provide that none of the issuance, sale, grant, exercise, conversion, exchange, reclassification, redemption or other retirement of the Series D warrants, the Series C preferred stock or common stock issuable upon exercise of the Series D warrants, or the common stock issuable upon conversion of the Series C preferred stock will result in a reduction of the conversion price of the outstanding Series B preferred stock.

On August 10, 2005, by a written consent in lieu of a meeting, the holders of a majority of the outstanding shares of Series A preferred stock elected R. Gerald McCarley as the director representative of the holders of the Series A preferred stock to replace Campbell B. Lanier, III, who resigned from the board of directors on July 26, 2005.

2005 Annual Meeting of Stockholders. The Company held its 2005 annual meeting of stockholders on September 1, 2005. All holders of record of the Company’s common stock, Series A preferred stock, and Series B preferred stock at the close of business on August 3, 2005 were eligible to vote at the 2005 annual meeting.

Each holder of common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of August 3, 2005, there were 56,109,205 shares of common stock outstanding, which represented a total of 56,109,205 votes entitled to vote at the annual meeting.

Under the Company’s restated certificate of incorporation, holders of the Series A preferred stock and the Series B preferred stock are entitled to vote on an “as-converted” basis together with the holders of the common stock as a single class on all matters presented for a vote to the holders of the common stock, other than the election of directors. Accordingly, the holders of the Series A preferred stock and the Series B preferred stock were entitled to vote on such an as-converted basis at the annual meeting on the reverse stock split proposals described below, but were not entitled to vote on the election of directors. Holders of the Series A preferred stock and the Series B preferred stock were entitled to cast a number of votes equal to the number of shares of common stock into which each such series of preferred stock was convertible as of the record date for the annual meeting. In accordance with the restated certificate of incorporation, each holder of any of the 186,555 shares of Series A preferred stock outstanding as of the record date was entitled to cast 17.6304 votes at the annual meeting for each share held by the stockholder as of the record date, and each holder of any of the 560,855 shares of Series B preferred stock outstanding as of the record date was entitled to cast 33.5817 votes at the annual meeting for each such share held by the stockholder as of the record date. As of August 3, 2005, holders of the Series A preferred stock and the Series B preferred stock were entitled to cast a total of approximately 3,289,033 votes and 18,834,451 votes, respectively, at the annual meeting.

At the 2005 annual meeting, the stockholders approved a proposal to elect each of the seven nominees to the board of directors. The tabulation of votes on this proposal is as follows:

Nominees	Votes For	Votes Withheld
John Almeida, Jr.	53,092,028	26,628
Steven C. Chang	53,092,528	26,128
Randall E. Curran	53,092,028	26,628
John J. DeLucca	53,106,953	11,703
Clyde A. Heintzelman	53,106,953	11,703
Michael E. Leitner	53,092,528	26,128
Thomas E. McInerney	53,092,028	26,628

At the 2005 annual meeting, the stockholders approved four alternative amendments to the Company’s restated certificate of incorporation providing for a reverse split of the Company’s outstanding shares of common stock in the ratios of one-for-two, one-for-three, one-for-four and one-for-five. The Company’s board of directors was authorized to implement the reverse stock split at one of the foregoing ratios without further approval or authorization of the Company’s stockholders at any time prior to the next annual meeting of stockholders. The tabulation of votes on the reverse stock split proposals is as follows:

Proposal	Votes For	Votes Against	Abstentions	Broker Non-Votes
One-for-Two Reverse Stock Split	73,871,079	39,508	1,206	—
One-for-Three Reverse Stock Split	73,854,808	55,779	1,206	—
One-for-Four Reverse Stock Split	73,854,808	55,779	1,206	—
One-for-Five Reverse Stock Split	73,860,634	49,953	1,206	—

Item 5.	Other Information

On November 8, 2005, the Company’s board of directors fixed May 2, 2006 as the date on which the Company will hold its 2006 annual meeting of stockholders. The board of directors also fixed January 31, 2006 as the date by which the Company must receive any stockholder proposals intended for inclusion in the Company’s proxy statement relating to that meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934. Any such stockholder proposals must be received by the Secretary of the Company at the Company’s offices at 7037 Old Madison Pike, Huntsville, Alabama 35806. The submission by a stockholder of a proposal for inclusion in the proxy statement is subject to regulation by the Securities and Exchange Commission.

Entry into a Material Definitive Agreement

At a meeting held on November 8, 2005, the Company’s board of directors approved the following arrangements with respect to director compensation, including compensation payable to John J. DeLucca, Clyde A. Heintzelman and R. Gerald McCarley, each of whom serves on the board’s audit committee. The board of directors increased the cash fees payable to Messrs. DeLucca, Heintzelman and McCarley for board and committee meeting attendance from and after November 8, 2005 to $1,500 for each board meeting attended in person, $1,000 for each board meeting attended by conference telephone, and $1,000 for each committee meeting attended, whether in person or by conference telephone. In addition, for all directors other than Messrs. DeLucca, Heintzelman and McCarley, all cash compensation arrangements for board or board committee meeting attendance were terminated effective as of November 8, 2005 and the annual director service fees payable to such directors will terminate as of the end of fiscal 2005.

Item 6.	Exhibits

The Company files herewith the following exhibits:

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof).

4.1	Form of Warrant issuable pursuant to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent.

4.2	Amendment No. 1 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent.

4.3	Amendment No. 2 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent.

10.1	Second Amended and Restated Credit Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent.

10.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof.

10.3	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Series A Preferred Stockholders listed on the signature pages thereof.

10.4	Asset Purchase Agreement, dated as of August 8, 2005, by and among Quality Investment Properties Atlanta Tech Centre, L.L.C., e^Quality, L.L.C. and Quality Investment Properties – Williams Centre, L.L.C., as Purchasers, and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc., as Sellers.

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: November 9, 2005	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof).

4.1	Form of Warrant issuable pursuant to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent.

4.2	Amendment No. 1 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent.

4.3	Amendment No. 2 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent.

10.1	Second Amended and Restated Credit Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent.

10.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof.

10.3	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Series A Preferred Stockholders listed on the signature pages thereof.

10.4	Asset Purchase Agreement, dated as of August 8, 2005, by and among Quality Investment Properties Atlanta Tech Centre, L.L.C., e^Quality, L.L.C. and Quality Investment Properties – Williams Centre, L.L.C., as Purchasers, and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc., as Sellers.

31	Certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.