Form 10-K
period 2005-12-31
ITC DELTACOM INC
filed 2006-03-24
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-23253

ITC^DELTACOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2301135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7037 Old Madison Pike, Huntsville, Alabama	35806
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(256) 382-5900

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2005, based upon the last reported sale price of the registrant’s common stock on the National Market System of The Nasdaq Stock Market, Inc. on that date, was approximately $23,000,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☑    No  ☐

The number of shares of the registrant’s common stock outstanding on March 1, 2006 was 18,745,070.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2006 Annual Meeting of Stockholders	Part III

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “continue” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, liquidity, revenues, cash flows and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Business–Regulation” and “Risk Factors.”

ii

PART I

We have derived some of the information contained in this report concerning the markets and industry in which we operate from publicly available information and from industry sources. Although we believe that this publicly available information and the information provided by these industry sources are reliable, we have not independently verified the accuracy of any of this information.

Unless we indicate otherwise, references in this report to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries. Unless we indicate otherwise, we have rounded dollar amounts over $1 million to the nearest hundred thousand dollars and dollar amounts less than $1 million to the nearest thousand dollars.

Unless we indicate otherwise, the common stock share amounts set forth in this report have been adjusted to give effect to the one-for-three reverse split of the common stock that we implemented on September 13, 2005.

Item 1.	Business.

Overview

We are one of the largest providers of integrated communications services, primarily to businesses, in the southeastern United States. We provide comprehensive voice and data communications services, including local exchange, long distance, high-speed or broadband data communications, and Internet access connectivity, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis. We are one of the largest facilities-based competitive providers of integrated communications services in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

As of December 31, 2005, we marketed and sold our integrated communications services through 42 branch offices, had installed for our customers approximately 429,800 access lines and had approximately 300 colocations of our network equipment in over 250 central offices of incumbent local telephone companies in the markets we serve. As of the same date, our fiber optic network of 11,013 route miles extended from New York to Florida and principally covered portions of our primary eight-state market.

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

We are incorporated in Delaware. Our principal executive offices are located at 7037 Old Madison Pike, Huntsville, Alabama 35806, and our telephone number at that address is (256)-382-5900. We relocated our principal executive offices to Huntsville from West Point, Georgia, in the first quarter of 2006. We maintain a corporate Internet web site at www.itcdeltacom.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish these reports with or to the SEC. The contents of our web site are not a part of this report. The SEC maintains an Internet web site at www.sec.gov that contains reports, proxy statements and other information regarding ITC^DeltaCom.

Developments in 2005

Overview. During 2005, we devoted significant efforts to re-focus our initiatives on increasing our local integrated communications services revenues, improving our operating performance and addressing the liquidity issues we faced at the end of 2004. As part of those efforts, we:

•	completed the refinancing of our secured indebtedness on July 26, 2005;

•	discontinued some non-core service offerings, including our satellite capacity services product and our GrapeVine offering of local services to residential customers;

•	sold assets that are not integral to our network operations, including our e^deltacom data center in Suwannee, Georgia;

•	intensified our efforts to reduce customer attrition;

•	added approximately 100 employees to our local retail sales force;

•	enhanced the effectiveness of our customer acquisition and back office processes;

•	eliminated excess costs from our network;

•	implemented procedures for a more disciplined approach to managing working capital and capital expenditures; and

•	applied substantial resources to address operational requirements necessary to sustain our customers’ businesses as a result of the impact of hurricane Katrina and other hurricanes on our operations during 2005.

Debt Restructuring. On March 29, 2005, to obtain a deferral of principal payments on most of our secured indebtedness until June 2006, which was the maturity date of our senior secured credit facility, we restructured $259.7 million of secured indebtedness. In the restructuring, we amended our senior and junior credit facilities, replaced all $22 million of obligations outstanding under our principal capital leases with loans in the same amount under our senior credit facility, and entered into a subordinated secured loan agreement for $20 million of new borrowings. The $20 million loan was made to us by investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm, who include members of the stockholder group that owns capital stock representing a majority of our voting power. We refer to such investment funds and other affiliated persons in this report as the “Welsh Carson securityholders.” In connection with this loan, we issued such lenders ten-year warrants to purchase 6,600,000 shares of our common stock.

Refinancing. On July 26, 2005, we completed a refinancing of our secured indebtedness that enabled us to obtain a deferral of principal payments on this indebtedness until the third quarter of 2009. In connection with the refinancing, we issued first lien, senior secured notes due 2009 in the principal amount of $209 million. We used the proceeds of the first lien notes to repay in full our former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. We also issued third lien, senior secured notes due in 2009 in the principal amount of $50.8 million. Of this amount, we issued $30 million in principal amount of third lien notes to new investors for cash and $20.8 million in principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders had extended in connection with the March 2005 restructuring. As part of the refinancing, we entered into an amendment to our junior, second lien credit agreement to extend the facility’s maturity date and eliminate all scheduled principal payments before maturity. All of our refinanced indebtedness accrues interest at higher annual rates. In connection with our sale of the $30 million principal amount of third lien notes, we issued to the purchasers of the notes 9,000,000 warrants, which entitle the holders to purchase shares of a new issue of our 8% Series C convertible redeemable preferred stock or shares of our common stock for a two-year period beginning on June 30, 2007 and expiring on July 1, 2009.

Sale of e^deltacom Data Center. On September 1, 2005, as part of our strategy to sell selected non-core assets, we sold our e^deltacom data center facility located in Suwanee, Georgia and substantially all of the assets related to the e^deltacom business for a sale price of approximately $25.8 million. The e^deltacom business provided managed colocation, hosting, security data storage, monitoring and networking services and hardware solutions. This transaction resulted in net cash proceeds of $25.9 million after working capital adjustments and costs and expenses associated with the sale.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about these transactions.

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

The key elements of our business strategy include:

•	deploying a locally based sales force and customer service team in each of our markets to assist customers in selecting the bundle of services that will best meet their needs;

•	emphasizing service to high-margin small, medium-sized and large end-user customers, including businesses and governmental agencies, while selectively targeting large, stable carrier customers;

•	taking advantage of our extensive deployment of voice and data switches, colocations and transmission equipment, as well as long-haul fiber optic network facilities, to increase penetration in our current markets; and

•	continuing our focus on improving our operational efficiency, enhancing our liquidity and strengthening our balance sheet.

Our business strategy for 2006 will focus on increasing our penetration of existing markets in which we have, or believe we may achieve, significant operating efficiencies as a result of our continuing focus on expansion of our direct sales and service forces in our local markets. We also will continue current initiatives to develop and implement operating systems to improve customer service by reducing installation and repair times.

Services

We deliver integrated voice and data communications services to end-user customers and other communications providers in the southeastern United States.

Bundled Services Approach. We offer our integrated communications services in a high-quality bundle to small, medium-sized and large businesses at attractive prices. When economically advantageous for us to do so, we seek to bundle our integrated communications services together with sales of customer premise equipment and related installation and maintenance services. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately. Unlike many of these vendors, we are able to provide a single digital T-1 transmission line over which we offer a comprehensive package of local telephone, long distance, Internet access and other integrated communications services. We believe that our bundle of services provides an especially attractive means of delivering communications solutions when combined with our ability to provide, install and maintain the customer premise equipment our customers require to operate their businesses efficiently.

Integrated Communications Services. We offer integrated voice and data communications services to end users on a retail basis. We refer to these services, which we describe in more detail below, as our “integrated communications” services. Revenues from these services represented approximately 80% of our total operating revenues for 2005.

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

Enhanced Services. We offer conference calling services, including toll-free and operator-assisted access, sub-conferencing and transcription services, and enhanced calling card services, which provide features such as voicemail and faxmail, voice-activated speed dialing, conference calling and network voice messaging. We also provide customized solutions tailored to the customer’s needs through a network system, referred to as an “intelligent peripheral,” that facilitates flexible interactions between the user and a network.

Frame Relay Services. We offer frame relay services on Lucent BSTDX-9000 and CBX-500 switching platforms. These services offer customers an efficient method of data transport at speeds equivalent to those available over a digital T-1 transmission line. Our frame relay services allow customers to meet more efficiently their data transfer needs for applications that include Internet access, local area network interconnection and complex systems network architectures.

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

Wholesale Services. We offer wholesale communications services to other communications businesses. We refer to these services as our “wholesale services.” Revenues from these services represented approximately 16% of our total operating revenues for 2005 and are generated from sales to a limited number of other communications companies.

Broadband Transport Services. Our broadband transport services allow other communications companies to transport the traffic of their customers between local access and transport areas, which are geographic areas composed of contiguous local exchanges. Some of the communications companies that purchase our broadband transport services own transmission facilities, such as fiber optic cables, while others do not own these facilities. Through our broadband transport services, we route the voice and data communications of the customers of our communications company-customers over a long-haul circuit, through a switch and into a receiving terminal on our network. We then transmit the voice or data communication over a long-haul circuit on our network to a terminal, where it exits our network. Our customers then route the communication through another switch and onto the facilities of a local carrier, which terminates the communication to the intended recipient.

We offer our broadband transport services in varying degrees of speed and size. Our customers use some of our services for very high capacity, inter-city connectivity and specialized high-speed data networking. We connect our network to the facilities of our customers either by local carrier or by a direct connection. We typically bill our broadband transport services customers a fixed monthly rate that generally is based upon the capacity and length of the circuit we provide, regardless of the amount of capacity that the customer actually uses.

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

Operator and Directory Assistance Services. We provide nationwide operator and directory assistance services to a number of other communications companies through our redundant call centers in Anniston and Alexander City, Alabama. In addition to traditional directory assistance, we provide enhanced assistance services, such as movie listings, stock quotes, weather information, horoscopes and yellow pages. We also provide these enhanced services on a nationwide basis.

Other. Our wholesale services also include a limited amount of switched termination services that we provide to other communications companies. These services primarily include wholesale sales of domestic and international long distance services.

Equipment Sales and Related Services. We sell, install and perform on-site maintenance of equipment, such as telephones, office switchboard systems and, to a lesser extent, private branch exchanges. We offer these services, which we refer to as our “equipment sales and related services,” in all of the markets in which we offer integrated communications services.

Revenues from these services represented approximately 4% of our total operating revenues for 2005 and are primarily generated from sales to our integrated communications services customers.

Facilities

Our switching facilities and related electronics and our fiber optic network enable us to offer our integrated communications services and our wholesale services at competitive prices tailored to the customer’s specific needs.

Switching Facilities. Our networking design, together with our interconnection agreements with the incumbent local telephone companies, such as BellSouth, has enabled us to be a facilities-based provider of local and long distance telephone services in all of our markets.

Our switches are the primary electronic components that connect customers to our network and transmit voice communications over our network. Our primary switching facilities for voice communications consist of 11 Nortel DMS-500 switch sites and 11 Lucent 5E switch sites. Our Nortel DMS-500 switches, which are capable of handling both local and long distance voice and data traffic, are installed in the following locations:

•	Gulfport, Mississippi;

•	Montgomery, Birmingham and Anniston, Alabama;

•	Nashville, Tennessee;

•	Atlanta, Georgia;

•	Columbia, South Carolina;

•	Greensboro, North Carolina; and

•	Jacksonville, Ocala and West Palm Beach, Florida.

Our Lucent 5E switch sites, which are capable of handling local voice and data traffic, are installed in the following locations:

•	Atlanta, Georgia;

•	Greenville, Charleston and Columbia, South Carolina;

•	Charlotte, Greensboro, Raleigh, Greenville and Wilmington, North Carolina; and

•	Orlando and Tampa, Florida.

During 2004 and 2005, we removed four Lucent 5E switches from service as part of our BTI integration efforts and one Nortel DMS 500 switch from service as a result of operational efficiency considerations. We intend to redeploy the Nortel DMS 500 switch in 2006 in a market where we have experienced substantial growth. We will continue to evaluate the operational efficiency of our network and to assess our network’s need for additional switching capacity.

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

Fiber Optic Network. As of December 31, 2005, we owned 11,013 route miles of a fiber optic network that extended from New York to Florida and principally covered portions of our primary eight-state market. We have built or acquired our network through direct construction, long-term dark fiber leases or indefeasible rights-of-use agreements. We extend the geographic reach of our network and seek to reduce our dependence on incumbent local telephone companies in some markets through strategic relationships with regional public utilities pursuant to which we market, sell and use transmission capacity on networks that are owned and operated by the utilities. As of December 31, 2005, our network extended to over 200 points of presence. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller towns and communities. As a result of our investment in the build-out of our fiber optic network since 1997, our network is substantially completed and able to accommodate voice and data traffic without material additional capital investment by us. We intend to focus most of our future capital expenditures on investments that we believe will enable us to acquire additional customers and generate increased operating revenues.

We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, over a portion of our network. In addition, as of December 31, 2005, approximately 70% of our network traffic was protected by geographical diverse routing, a network design also called a “self healing ring,” which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable.

In integrating the ITC^DeltaCom and BTI networks, we have transitioned a substantial portion of each company’s voice and data traffic from previously leased long-haul facilities to our combined owned fiber optic network, redeployed or eliminated redundant switches and other network facilities, eliminated related duplicative back office and other administrative functions, and experienced related operational efficiencies.

Sales and Marketing

Integrated Communications Services and Equipment Sales and Related Services. We provide our integrated communications services and our equipment sales and related services through two primary sales channels, which consist of our direct sales force and our network of independent dealers and sales agents.

Direct Sales. We focus our sales efforts for our integrated communications services and our equipment sales and related services on businesses in the southeastern United States. We conducted our direct sales efforts through 42 branch offices as of December 31, 2005.

We market our integrated communications services and our equipment sales and related services through a direct sales force composed of sales personnel, technical consultants and technicians. We derive the vast majority of our revenues for our integrated communications services and our equipment sales and related services from our direct sales efforts. We base our marketing strategy upon the conviction that customers prefer to have one company accountable for all of their communications services. Each branch office, through the support of the technical consultant, provides technical assistance for the products and services it sells. Our customers are assured that they will have a single point of contact, 24 hours a day, seven days a week, to support all of the services they receive from us.

Our sales personnel make direct calls to prospective business customers, conduct an analysis of each prospect’s usage history and service needs and, based on consultations with the prospect, present a tailored service package intended to improve the prospect’s communications capabilities and costs. Sales personnel locate potential business customers principally through customer referrals, market research, telemarketing, and networking alliances, such as endorsement agreements with trade associations and local chambers of commerce. Our sales personnel work closely with our network engineers and information systems consultants to design new service products and applications. Our branch offices are primarily responsible for coordinating service and customer premise equipment installation activities. Technicians survey customer premises to assess power and space requirements and to coordinate delivery, installation and testing of equipment.

Our integrated communications services contracts generally provide for payment in arrears based on minutes of use for long distance services or for payment of a flat fee in advance for local telephone, data and Internet services. The agreements also generally provide that the customer may terminate the affected service without a charge for early termination upon the occurrence of a substantial and prolonged outage arising from causes within our control, and for other specified causes. The agreements for long distance services generally provide that the customer must use at least a minimum amount, measured by dollars or minutes of use, of switched long distance services each month for the term of the agreement. We also offer our switched long distance services bundled together with some of our other integrated communications services under agreements providing for a recurring fixed monthly fee and a specified maximum number of long distance minutes of use. For example, our Simplici-T offering, which we re-launched in connection with our BTI integration efforts, provides local, long distance, Internet and data services over one digital T-1 transmission line for a fixed monthly fee that is invoiced on a single bill.

Independent Dealer and Agent Sales. We have an established network of independent dealers and agents to market our integrated communications services and equipment sales and related services. As of December 31, 2005, we had eight dealer managers located in our direct sales offices to manage our independent dealer and agent sales forces. The dealer managers are responsible for recruiting new dealers to market our services and supporting new sales made by the dealers. As with our direct sales force, our independent dealers and agents have access to our technical consultants and technicians for sales support. This access enables our dealers and agents to be more effective in their sales efforts and ultimately to present a better bundle of services for the customer. We also support dealers and agents through our order management and support infrastructure. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

Wholesale Services. We market our broadband transport and other wholesale services through a dedicated direct sales force of fewer than ten employees. We generally enter into master lease agreements with our broadband transport services customers that have terms ranging from one to five years. Our broadband transport customers purchase the capacity they require under the terms specified in the master agreements.

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the integrated communications services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as AT&T Corp., Sprint, Verizon Communications Inc. and BellSouth Corporation, which recently has agreed to be acquired by AT&T. These larger providers have substantially greater infrastructures, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than ITC^DeltaCom. These companies also operate more extensive transmission networks than we do. Companies such as Level 3 Communications, Inc., Broadwing Corporation and Qwest Communications International Inc. have constructed nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges or universal service fees.

We face significant competition from competitive carriers that are similar to us, principally in terms of size, structure and market share. Some of these carriers already have established local operations in some of our current and target markets. Others are not as well-situated as ITC^DeltaCom in the markets in which we offer service. Many competitive carriers are struggling financially. We cannot predict which of these carriers will be able to continue to compete effectively against us.

We also compete in the provision of local services against the incumbent local telephone company in each market, which is BellSouth in a large majority of our market areas. If completed, the pending acquisition of BellSouth by AT&T likely would result in more intense competition in our markets. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or substantially all end-users. We are highly dependent on incumbent carriers for local network facilities and wholesale services required for us to assemble our own local services. In addition, incumbent carriers are expected in some cases to compete in each other’s markets, which will increase the competition we face. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition.

Local and long distance marketing is converging, as other carriers offer integrated communications services. For example, many competitive carriers also offer long distance services to their customers. Cable companies also have entered the market for local and long distance services, primarily by using Voice over Internet Protocol, or VoIP, applications. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

Regional Bell operating companies, such as BellSouth, are currently allowed to provide, both inside and outside their home regions, “interLATA” long distance and mobile services, which are long distance services that originate and terminate in different local access and transport areas. These companies already have extensive fiber optic cable, switching and other network facilities in their regions that they can use to provide long distance services throughout the country. By offering in-region long distance services in our markets, BellSouth is able to offer substantially the same integrated local and long distance services as ITC^DeltaCom and will have a significant competitive advantage over us in marketing those services to its existing local customers.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry has increased the level of competition we face. In March 2006, BellSouth agreed to be acquired by AT&T, formerly SBC Communications, Inc. In 2005, SBC Communications completed its acquisition of the former AT&T and, in early 2006, Verizon Communications completed its acquisition of MCI. These mergers resulted in the combination of some of the largest carriers in the telecommunications industry. In addition, as reflected in the earlier acquisitions of Cable and Wireless USA, Inc. by SAVVIS, Inc., Focal Communications, Inc. by Broadwing and KMC Telecom Corp. by CenturyTel, Inc., substantial consolidation has taken place among competitive carriers. We expect this trend to continue. We expect market power for U.S. telecommunications services to be further consolidated among the incumbent carriers and for business and residential customer choice to be significantly reduced in many areas. Although it is not certain what the total effects of this industry consolidation will be, we believe that one possible result could be that prices for telecommunications services would stabilize due to reduced competition.

A recent trend toward deregulation, particularly in connection with incumbent carriers and service providers that use VoIP applications, could increase the level of competition we face in our markets and, in turn, adversely affect our operating results. Incumbent carriers and, in particular, the regional Bell operating companies continue to seek deregulation for many of their services at both the federal and state levels. If their efforts are successful, these companies will gain additional pricing flexibility, which could affect our ability to compete with them. The recent emergence of service providers that use VoIP applications also could present a competitive challenge. Because the regulatory status of VoIP applications is largely unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers, such as cable companies that use VoIP applications, will increase competition, which could adversely affect our ability to succeed in the marketplace for communications and related services.

Two of the largest incumbent carriers, AT&T and Verizon, have announced that they intend to invest substantial funds in upgrading their networks to accommodate the transmission in real-time of video content and other data-rich applications such an interactive gaming. These carriers may seek to use their investments to compete against cable companies in the provision of bundled voice, video and high-speed data services. Although we understand that this strategy is directed principally toward the provision of services to residential customers, any increase in the market power of these carriers in this segment could improve the ability of these carriers to increase their efforts to attract the small and medium-sized businesses we serve. We cannot predict the extent to which investments by these carriers will affect our competitive position in the markets we serve.

The growing availability of wireless Internet access and the use of Internet Protocol-enabled services for voice and data transmissions will continue to increase the number of forces with which we must compete. For example, some municipal authorities are providing, or have enlisted third parties to provide, wireless Internet access, or Wi-Fi service, throughout their jurisdictions. These Wi-Fi services, when combined with VoIP or other advanced applications, can enable users to communicate by phone, access the Internet, or engage in other broadband activities, typically at a minimal flat-rate charge. We cannot predict the extent to which municipal Wi-Fi networks will succeed or replace services that today are provided by carriers such as us.

Regulation

Overview. Our services are subject to federal, state and local regulation. Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission, or FCC, exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our networks.

Federal Regulation. We are classified as a non-dominant carrier by the FCC and, as a result, are subject to relatively limited regulation of our interstate and international services. Some general policies and rules of the FCC apply to us, and we are subject to some FCC reporting requirements, but the FCC generally does not review our billing rates. We possess the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

Local Competition. The FCC’s role with respect to local telephone competition arises principally from the Telecommunications Act of 1996. The Telecommunications Act preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecommunications. The Telecommunications Act imposes a variety of duties on local carriers, including competitive carriers such as ITC^DeltaCom, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to:

•	interconnect with other telecommunications carriers;

•	complete calls originated by customers of competing carriers on a reciprocal basis;

•	permit the resale of their services;

•	permit users to retain their telephone numbers when changing carriers; and

•	provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent carriers also are subject to additional duties. These duties include obligations of incumbent carriers to:

•	offer interconnection on a non-discriminatory basis;

•	offer colocation of competitors’ equipment at their premises on a non-discriminatory basis;

•	make available some of their network facilities, features and capabilities on non-discriminatory, cost-based terms; and

•	offer wholesale versions of their retail services for resale at discounted rates.

Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with, and use of, some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse effect on our ability to provide competitive local telephone services. Under the Telecommunications Act, incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the foregoing arrangements.

Among other interconnection agreements, we entered into interconnection agreements with BellSouth in 1999 that enabled us to provide local service in all nine BellSouth states on either a resale basis or by purchasing all unbundled network elements required to provide local service without using facilities we own. These interconnection agreements also allow us to purchase unbundled network elements, or UNEs, including UNE-Transport and UNE-Loops, that we use to provide services over our own facilities. These interconnection agreements expired in June 2003. In August 2005, following negotiations and arbitration, we and BellSouth entered into a new interconnection agreement in Georgia having a 42-month term. We currently are engaged in an arbitration process concerning the rates and terms of new agreements with BellSouth in Alabama, Florida, North Carolina, Louisiana and Tennessee. Final arbitration orders applicable to our interconnection agreements with BellSouth in these five states have been issued in all states except Florida. We anticipate that an arbitration order will be issued in Florida by June 30, 2006. We expect that we will continue to operate under the terms of the existing agreements in these states until we enter into new agreements. The new agreements will include the requirements established in the arbitration orders and the requirements of the change of law cases before the applicable state public utility commissions that address the FCC’s Triennial Review Remand Order, or TRRO, described below. Under agreement with BellSouth, new interconnection agreements for these states will not be prepared and filed until the state TRRO change of law orders are issued. In South Carolina, Mississippi and Kentucky, we adopted the interconnection agreements between AT&T and BellSouth. By adopting these agreements, we assumed the terms and conditions of the agreements that are applicable to AT&T. These agreements have expired, and the parties have begun negotiating terms for new agreements. Following the issuance of TRRO change of law orders in the three states, we will continue with negotiations and arbitrations to complete new interconnection agreements. We are unable to determine the effect, if any, that arbitration proceedings and the resulting interconnection agreements will have on our results of operations or financial condition. We expect, but cannot assure you, that each new BellSouth interconnection agreement to which we are or will be a party will provide us with the ability to provide local service in the nine BellSouth states on a reasonable commercial basis.

In August 2003, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitive carriers at cost-based rates. These rule changes were appealed by both incumbent carriers and competitive carriers to a federal court of appeals, which, in March 2004, vacated and remanded to the FCC several aspects of those changes. In February 2005, the FCC issued a decision in response to the court’s March 2004 ruling. That decision, which is known as the Triennial Review Remand Order, became effective on March 11, 2005. The TRRO revised the rules for when incumbent carriers must unbundle and make available to competitive carriers various types of UNEs, including high-capacity loops and interoffice transport. The following sets forth information about the application of the new rules.

UNE Loops

DS0 Loops. A DS0 loop is a single, voice-grade channel. Typically, individual business lines are DS0 loops. Incumbent carriers must make DS0 loops available on an unlimited basis at cost-based, or UNE, rates.

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

OCn Loops and Dark Fiber. Under the FCC’s new rules, incumbent carriers are not required to provide optical capacity loops or dark fiber loops as UNEs. Optical capacity loops, referred to as OCn loops, are very high-capacity digital loops ranging in capacity from OC3 loops, which are the equivalent of three DS3 loops, to OC192.

Incumbent carriers are not required to provide some mass market broadband loop facilities and functionality to competitive carriers as UNEs. In particular, incumbent carriers are not required to make newly-deployed fiber-to-the-home, or FTTH, loops available as UNEs and are only required to provide the equivalent of DS0 capacity on any FTTH loop built over an existing copper loop. At least one incumbent carrier outside of our primary service region has sought and obtained additional regulatory relief from any remaining obligation to make FTTH loops available to competitive carriers in a particular market. Other incumbent carriers have sought, and in the future are expected to seek, similar relief in the regions in which they provide service. The FCC already has held that incumbent carriers are not required to unbundle and make available to competitive carriers fiber-to-the-curb, or FTTC, loops.

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

Incumbent carriers are not required to provide access to transport at greater than DS3 capacity levels. Incumbent carriers also are not required to provide transport at any capacity level to connect an incumbent carrier central office with a competitive carrier’s facilities.

In addition to addressing high-capacity loops and transport, the TRRO confirmed the eventual elimination of mass market local switching as a UNE, thereby phasing out the availability of UNE-P at cost-based rates to competitive carriers such as us. Although we have an embedded base of UNE-P customers, we have moved a substantial number of our existing UNE-P customers to other provisioning arrangements where we have facilities and where it has been advantageous for us to do so. We also have entered into commercial agreements with BellSouth, Sprint and Verizon that will allow us to continue serving UNE-P customers after March 11, 2006. The BellSouth, Sprint and Verizon commercial agreements will expire in September 2006, March 2007 and May 2008, respectively. We are unable to determine the effect, if any, that the expiration of the commercial agreements will have on our results of operations and financial condition. We cannot predict whether we will be able to negotiate new commercial agreements upon the expiration of the existing commercial agreements or, if we are able to enter into replacement commercial agreements, whether the terms of new agreements will be as favorable to us as the terms of our existing agreements.

The FCC confirmed in the TRRO that the availability of special access services for competitive carriers does not excuse incumbent carriers from the requirement to make available prescribed UNEs at rates based on the FCC’s “Total Element Long Run Incremental Cost,” or TELRIC, pricing methodology.

To the extent that incumbent carriers no longer need to provide competitive carriers with the foregoing switching, loop and transport elements as UNEs, the FCC established a transitional period during which incumbent carriers must continue to make these elements available at prescribed rates for a specified period. During this transition period, some incumbent and competitive carriers have entered into commercial agreements for these elements, but the agreements typically contain rates, terms and conditions that are less favorable to competitive carriers than the rates, terms and conditions of prior agreements.

Although the rules adopted by the FCC in the TRRO became effective on March 11, 2005, the FCC required incumbent carriers and competitive carriers to implement the new unbundling ruling by negotiating changes to existing interconnection agreements. We believe that the FCC made clear that all carriers must follow the “change of law” procedures set forth in their interconnection agreements to implement any new requirements and that carriers must follow the procedures set forth in section 252(b) of the Telecommunications Act to modify those interconnection agreements that are silent as to the implementation of changes in law. BellSouth, however, has argued otherwise, and the courts that have considered this issue have not adopted our position. In October 2005, we entered into a settlement agreement with BellSouth on certain TRRO issues providing for new service arrangements that comply with the new rules. The settlement called for the amendment of all existing BellSouth interconnection agreements consistent with the terms of the settlement agreement and the new rules. Those amendments have been filed and are effective.

The TRRO has continued the recent trend of reducing the number and types of UNEs that incumbent carriers must make available to competitive carriers. Although the TRRO has been appealed, we cannot predict the outcome of this appeal or whether the result of any such appeal will be favorable or unfavorable to our business.

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

Broadband. In the future, an important element of providing competitive local service may be the ability to offer customers high-speed broadband local connections. In 2005, the FCC reduced the number and types of unbundled network elements, such as FTTC and FTTH, that incumbent carriers must make available to competitive carriers to enable them to provide broadband services to customers using incumbent carrier networks. These restrictions were largely upheld by a federal court of appeals. The FCC also has held that incumbent carriers such as BellSouth cannot be required by state commissions to make DSL services available to end users when a competitive carrier provides the end user with voice service.

In other proceedings affecting broadband policy, the FCC recently determined that facilities-based wireline broadband Internet access service, which includes DSL service, is an “information service” that is subject to reduced regulation. As a practical matter, this means that facilities-based wireline providers such as BellSouth are no longer required to make available to competitors such as us the underlying transmission capability necessary for us to provide broadband Internet access service to consumers. To provide this service, therefore, we have to rely solely on our own facilities or enter into commercial agreements with other carriers for the use of their facilities.

The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which our competitors deploy high-speed broadband local services. We cannot predict the outcome of these proposals at the FCC or in the courts or the effect they will have on our business and the industry.

Congress also has considered in the past, and may consider in the future, legislation that would further deregulate aspects of facilities-based broadband networks, whether provided by incumbent local carriers or cable companies. We may be at a significant competitive disadvantage if we are unable to meet the future demands of our customers for broadband local access on a timely basis at competitive rates.

Internet Protocol-Enabled Services. The FCC is considering clarifications and changes to the prospective regulatory status of services and applications using the Internet Protocol, including VoIP offerings. Voice over Internet Protocol is an application that manages the delivery of voice information across data networks, including the Internet, using Internet Protocol. Rather than send voice information across traditional circuits, VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. VoIP is widely viewed as a more cost-effective alternative to traditional circuit-switched telephone service. Because VoIP can be deployed by carriers in various capacities, and because it is widely considered a next-generation communications service, many aspects of its regulatory classification have not yet been determined.

The FCC has issued a series of rulings in connection with the regulatory treatment of VoIP, but many of those rulings have been narrowly tailored and others have addressed only discrete issues. The FCC has issued three declaratory rulings in connection with the regulatory treatment of VoIP. In one case, the FCC held that a computer-to-computer VoIP application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of VoIP to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network and undergo no net protocol conversion and provide no enhanced functionality to end users. In a third case, which involved the VoIP application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) to regulate Vonage’s use of the application, ruling that Vonage’s VoIP application, and others like it, is an interstate service subject only to federal regulation. The FCC, however, refused to rule in the Vonage case whether Vonage’s VoIP application is a telecommunications service or an information service, thus leaving open the question of the extent to which VoIP service will be subject to federal regulation. An appeal of the FCC’s decision in the Vonage case is pending. In addition, a number of other petitions addressing the application of existing regulations to VoIP and other Internet Protocol services have been filed at the FCC and are pending. We cannot at this time predict the outcome of those petitions on our business or the industry.

The FCC has initiated a more generic proceeding to address the many regulatory issues raised by the development and growth of VoIP services, including the extent to which VoIP will be regulated at the federal level, and has expressly reserved the right to reconsider its declaratory rulings in the generic proceeding. The FCC already has ruled that certain regulatory requirements should be applied to VoIP service to enable law enforcement agencies, when necessary and appropriate, to access information transmitted through VoIP applications. The FCC also has ruled that VoIP applications that are capable of connecting a subscriber to the public switched telephone network must enable that subscriber to access E-911 services, and the FCC is considering whether applications that may not necessarily connect a subscriber to the public switched telephone network should be subject to a similar requirement. The FCC’s rulings on law enforcement access and E-911 capabilities have been appealed to courts by various parties, and those appeals are pending. The FCC is expected to determine, but has not yet determined, the extent to which VoIP providers should contribute to the Universal Service Fund and the extent to which such providers should accommodate access by persons with disabilities. We cannot predict how the FCC will rule on these issues, or the outcome of any pending appeals. Federal and state rulings in connection with VoIP will likely have a significant impact on us, our competitors and the communications industry.

Congress also has considered in the past, and may consider in the future, legislation addressing VoIP. We cannot at this time predict if or when such legislation will be enacted, or its effect on our business or the industry.

Intercarrier Compensation. The FCC regulates the interstate access rates charged by local carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which have the effect of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC has adopted rules that require competitive carriers to reduce gradually the levels of their tariffed access charges until those charges are no greater than those of the incumbent carriers with which they compete. In March 2005, the FCC initiated a proceeding designed to examine and reform comprehensively intercarrier compensation, including access charges, in the telecommunications market. Intercarrier compensation typically is the largest single expense incurred by companies that provide telecommunications services, including us. Further FCC action in this area may reduce most access charges in the future or shift all forms of intercarrier compensation to flat-rate pricing. We cannot predict at this time the result of this proceeding, the full impact of the FCC’s decisions in this area, or the effect these decisions will have on our business or the industry.

The FCC has granted incumbent carriers some flexibility in pricing their interstate special and switched access services. Under this pricing scheme, local carriers may establish pricing zones based on access traffic density and charge different prices for access provided in each zone. The FCC recently has been granting incumbent carriers additional pricing flexibility on a market-by-market basis as local competition develops in their markets. This pricing flexibility could place us at a competitive disadvantage, either as a purchaser of access for our long distance services or as a vendor of access to other carriers or end-user customers.

In April 2001, the FCC issued a ruling changing the compensation mechanism for traffic exchanged between telecommunications carriers that is destined for Internet service providers. In doing so, the FCC prescribed a new rate structure for this traffic and prescribed gradually reduced caps for its compensation. In the course of our business, we may exchange the traffic of Internet service providers with other carriers. The FCC’s ruling in connection with such traffic affected a large number of carriers, including us, and further developments in this area could have a significant effect on the industry and on us. Although a federal court remanded that FCC decision for further consideration, the court did not reverse the decision, so it remains in effect. In March 2005, in the context of its generic proceeding on intercarrier compensation, the FCC sought comment on broad policy changes that could harmonize the rate structure and levels of all forms of intercarrier compensation, and ultimately could eliminate most forms of carrier-to-carrier payments for interconnected traffic, including traffic destined for Internet service providers.

Universal Service. Access charges historically have been used to subsidize universal telephone service. Together with access and other intercarrier compensation reform, the FCC in recent years has changed the methodology used to subsidize universal telephone service and achieve other related public policy goals. Any reform in connection with intercarrier compensation necessarily will require revisions to the FCC’s policies governing universal service. Because the effects of these revisions are uncertain, the fees we pay to subsidize universal service may increase or decrease substantially in the future.

The FCC continues to consider related questions regarding the applicability of access charges and universal service fees to providers of Internet access service and other services and applications using Internet Protocol, including VoIP. Internet access providers are not currently subject to these expenses, and a federal court of appeals has upheld the FCC’s decision not to impose such fees. There remain unresolved questions, however, about how the existing rules apply to providers of data, voice or other services using the Internet or Internet Protocol-based technology. The FCC is in the process of re-examining these issues in the context of its generic proceeding on Internet Protocol-enabled services. We are not in a position to determine how these issues regarding access charges and universal service fees will be resolved, or whether the resolution of these issues will be harmful to our competitive position or our results of operations.

Detariffing. The FCC required non-dominant long distance companies, including us, to detariff interstate long distance domestic and international services in 2001. In 2001, the FCC also permitted competitive local carriers, including us, to choose either to detariff the interstate access services that competitive carriers sell to long distance companies originating or terminating traffic from or to their local customers, or to maintain tariffs but comply with rate caps. Tariffs set forth the rates, terms and conditions for service and must be updated or amended when rates are adjusted or products are added or removed. Before detariffing, we filed tariffs with the FCC to govern our relationship with most of our long distance customers and with long distance companies that originated or terminated traffic from or to our local customers. The detariffing process has required us, among other things, to post these rates, terms and conditions on our Internet web site instead of filing them as tariffs with the FCC. Because detariffing precludes us from filing our tariffs with the FCC, some may argue that we are no longer subject to the “filed rate doctrine,” under which the filed tariff controls all contractual disputes between a carrier and its customers. The detariffing process has effectively required us to enter into individual contracts with each of our customers and to notify our customers when rates are adjusted or products are added or removed. This process increases our costs of doing business. Detariffing may expose us to legal liabilities and costs if we no longer can rely on the filed rate doctrine to settle contract disputes with our customers.

Customer Proprietary Network Information and Privacy. The Telecommunications Act and the FCC’s rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information, or CPNI. Additional measures to protect CPNI and consumer privacy are proposed from time to time, and both Congress and the FCC currently are considering such additional measures. These developments appear to be part of a broader trend to protect consumer information as it continues to migrate toward electronic formats. We cannot predict whether additional requirements governing CPNI or other consumer data will be enacted, or whether such additional requirements will affect our ability to market or provide our services to current and future customers.

Other Federal Regulation. The FCC imposes prior approval requirements on transfers of control and assignments of radio licenses and operating authorizations. The FCC has the authority generally to condition, modify, cancel, terminate, revoke or decline to renew licenses and operating authority for failure to comply with federal laws and the FCC’s rules, regulations and policies. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations.

State Regulation. We are subject to various state laws and regulations. Most state public utility commissions require providers such as us to obtain authority from the commission before initiating service in the state. In most states, including Alabama, Georgia and Florida, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements. In addition, some states are ordering the detariffing of services, which may impede our reliance on the filed rate doctrine and increase our costs of doing business.

We have authority to offer intrastate long distance services in all 50 U.S. states. We have obtained authority to provide long distance service in states outside of our current and target markets to enhance our ability to attract business customers that maintain offices, or have employees who travel, outside of our markets.

We provide local services in our region by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent network elements and our own local switching facilities. As of December 31, 2005, we possessed authority to provide local telephone services in Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and the District of Columbia.

Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Telecommunications Act preempts the ability of states to prohibit local service competition, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. The scope of state regulation will be refined through rules and policy decisions made by public utility commissions as they address local service competition issues.

State public utility commissions have responsibility under the Telecommunications Act to oversee relationships between incumbent carriers and their new competitors with respect to such competitors’ use of the incumbent carriers’ network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as ITC^DeltaCom when necessary. Under the Telecommunications Act, the decisions of state public utility commissions with regard to interconnection disputes may be appealed to federal courts.

There remain important unresolved issues regarding the scope of the authority of public utility commissions and the extent to which the commissions will adopt policies that promote local telephone service competition. For example, although the FCC recently preempted the ability of states to regulate some aspects of VoIP services, the FCC’s decision has been appealed, and it is difficult to predict how this and other matters will affect our ability to pursue our business plan.

States also regulate the intrastate carrier access services of incumbent carriers. We are required to pay access charges to incumbent carriers when they originate or terminate our intrastate long distance traffic. Our business could be harmed by high access charges, particularly to the extent that incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that they are able to offer their long distance affiliates better access pricing. Some states also regulate the intrastate access charges of competitive carriers. In addition, states may be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, incumbent carriers such as BellSouth advocate the formation of state-level funds that would be supported by potentially large payments by businesses such as

ITC^DeltaCom based on their total intrastate revenues. Another issue is raised by the use by some incumbent carriers, with the approval of the applicable public utility commissions, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or may be addressing various intraLATA dialing parity issues that may affect competition. In addition, state legislatures are passing new laws that remove some issues from state regulatory authority and, in general, apply less regulation and oversight to incumbent carriers. Our business could be harmed by these developments.

We also will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. We believe that, as the degree of intrastate competition increases, states will offer incumbent carriers increasing pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing them to offer competitive services at prices lower than most or all of their competitors. BellSouth has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition even if the traditional BellSouth local business does not receive more pricing flexibility. We cannot predict the extent to which these developments may affect our business.

Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority generally can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. State regulators also may impose fines or other penalties for such violations. Public utility commissions or third parties may raise issues with regard to our compliance with applicable laws or regulations.

Local Government Authorizations and Related Rights-of-Way. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. Following the expiration of existing franchises, these fees may not remain at their current levels. In many markets, the incumbent carriers do not pay these franchise fees or pay fees that are substantially less than those required to be paid by us, although the Telecommunications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that our competitors do not pay the same level of fees that we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network, could harm our business. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms.

A number of states are considering reforming their laws and regulations governing the issuance of franchises and permits by local governmental authorities, and at least one state, Texas, has enacted a law authorizing some types of entities to secure a state-wide franchise. The FCC has initiated a proceeding to examine the extent to which existing franchise obligations promote or impede the development of competition, and Congress is considering various proposals intended to reform the relationship between federal, state and local governments in connection with the franchising process. We cannot predict how these issues will be resolved, or the extent to which these developments will affect our ability to compete. Unresolved issues also exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

Employees

As of December 31, 2005, we had approximately 1,950 employees, of whom approximately 1,912 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is satisfactory. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Directors and Executive Officers

The table below shows information about our directors and executive officers as of March 1, 2006:

Name	Age	Position
Randall E. Curran	51	Chief Executive Officer and Director
Richard E. Fish, Jr.	40	Executive Vice President and Chief Financial Officer
J. Thomas Mullis	62	Senior Vice President-Legal and Regulatory, General Counsel and Secretary
Sara L. Plunkett	56	Senior Vice President-Finance
John Almeida, Jr.	35	Director
Steven C. Chang	33	Director
John J. DeLucca	62	Director
Clyde A. Heintzelman	67	Director
Michael E. Leitner	38	Director
R. Gerald McCarley	67	Director
Thomas E. McInerney	64	Chairman of the Board of Directors
Anthony J. de Nicola	41	Director
Sanjay Swani	39	Director

Randall E. Curran has served as our Chief Executive Officer and as a director since February 2005. He previously served as Chairman and Chief Executive Officer of ICG Communications, Inc., a competitive telecommunications company, from September 2000 until December 2003. Mr. Curran served as an executive officer of ICG Communications before that company filed for protection from creditors under Chapter 11 of the United States bankruptcy code in November 2000. ICG Communications emerged from bankruptcy in October 2002. Before joining ICG Communications, Mr. Curran served as Chairman, President and Chief Executive Officer of Thermadyne Holdings Corporation, a global manufacturer of welding and cutting products. During 2004, he was engaged in management consulting with both FTI Consulting, Inc. and his own firm. Mr. Curran served with Thermadyne and its predecessor companies since 1981 in various positions, including Chief Operating Officer and Senior Vice President-Chief Financial Officer. Early in his career, he worked at Cooper Industries and with the accounting firm of Arthur Andersen & Co. Mr. Curran received a Bachelor of Arts degree in economics from DePauw University and a Master of Business Administration degree from Loyola University in Chicago. Mr. Curran is currently a director of Airspan Networks, Inc. and serves as chairman of its audit committee.

Richard E. Fish, Jr. has served as our Chief Financial Officer since April 2005 and as an Executive Vice President since February 2006. Mr. Fish previously served as our Chief Administrative Officer from February 2005 until April 2005. Before joining our company, Mr. Fish served from November 2000 to October 2004 as Executive Vice President and Chief Financial Officer for ICG Communications. Mr. Fish served as an executive officer of ICG Communications before that company filed for protection from creditors under Chapter 11 of the United States bankruptcy code in November 2000. ICG Communications emerged from bankruptcy in October 2002. Before assuming that position, Mr. Fish served from September 1999 to November 2000 as ICG Communication’s Senior Vice President of Finance. Before his service with ICG Communications, Mr. Fish served from 1994 to 1999 in various finance, regulatory, operational and business development positions with AT&T Local Services and Teleport Communications Group, a telecommunications service provider which became a subsidiary of AT&T. Before his service with AT&T and Teleport Communications Group, Mr. Fish served from 1987 to 1993 with the accounting firm of Arthur Andersen & Co.

J. Thomas Mullis has served as our Senior Vice President-Legal and Regulatory, General Counsel and Secretary since March 1997. Mr. Mullis served as General Counsel and Secretary of DeltaCom, Inc., the predecessor of one of our wholly-owned subsidiaries, which was a provider of long distance telecommunications services, from May 1985 to March 1997 and as Executive Vice President of DeltaCom from January 1994 to November 1996. From November 1996 to March 1997, he also served as Senior Vice President of DeltaCom. From January 1990 to December 1993, Mr. Mullis was President, General Counsel and Secretary of Southern Interexchange Services, Inc., a switched services carrier, and Southern Interexchange Facilities, Inc., a private line carriers’ carrier. Mr. Mullis served as an executive officer of ITC^DeltaCom on and before the date we filed for protection from creditors under Chapter 11 of the United States bankruptcy code in June 2002.

Sara L. Plunkett has served as our Senior Vice President-Finance since July 2005 and as our Vice President-Finance from March 1997 until July 2005. She also served as our Treasurer from March 1997 through March 2000. Ms. Plunkett served as Vice President-Finance of DeltaCom, Inc., the predecessor of one of our wholly-owned subsidiaries, which was a provider of long distance telecommunications services, from October 1996 until March 1997. From May 1989 through October 1996, she served as Chief Financial Officer of DeltaCom. Ms. Plunkett served as an executive officer of ITC^DeltaCom on and before the date we filed for protection from creditors under Chapter 11 of the United States bankruptcy code in June 2002.

John Almeida, Jr., has served on the board of directors since October 2003. Mr. Almeida joined Welsh, Carson, Anderson & Stowe, a private equity firm, in 1999 and currently is a General Partner with that firm. Before joining Welsh, Carson, Anderson & Stowe, Mr. Almeida worked at Lehman Brothers, a global financial services firm, in the investment banking department from 1997 to 1999 and at the private equity firm Westbury Capital Partners from 1995 to 1997. Mr. Almeida served as a director of BTI from 2001 to 2003. Mr. Almeida also serves as a director of Dex Media, Inc. and a private company.

Steven C. Chang has served on the board of directors since August 2005. Mr. Chang is a Partner at Tennenbaum Capital Partners, LLC, a private investment firm, where he has worked since 2002. Before joining Tennenbaum Capital Partners, he was a Principal at Barnard & Co., a private equity investment group, from 1997 to 2001. From 1995 to 1997, Mr. Chang worked at Goldman, Sachs & Co., a global financial services firm, in its Special Situations, Mergers & Acquisitions, and Healthcare groups. Mr. Chang currently serves as a director of Intentia International AB and also as a representative for Tennenbaum Capital Partners to the boards of directors of several privately held companies.

John J. DeLucca has served on the board of directors since October 2002. Mr. DeLucca has served as Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, from 2003 until 2004. Mr. DeLucca previously served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty Inc., a manufacturer and marketer of personal fragrances, from 1999 to February 2002 and as Senior Vice President and Treasurer of RJR Nabisco Inc., an international consumer products company, from 1993 to 1998. Mr. DeLucca also has served, among other positions, as Managing Director and Chief Financial Officer of Hascoe Associates, President and Chief Financial Officer of the Lexington Group, and Senior Vice President-Finance and Managing Director of The Trump Group. Mr. DeLucca currently serves as a director and chairman of the audit committee of Enzo Biochem, Inc., as a director and deputy chairman of the audit committee of British Energy plc, as a director and a member of the audit committee of Endo Pharmaceuticals, Inc. and as a director of various private companies.

Clyde A. Heintzelman has served on the board of directors since July 2005. Mr. Heintzelman served as the Chairman of the Board of Optelecom, Inc. from February 2000 to June 2003 and as its interim President and Chief Executive Officer from June 2001 to January 2002. From November 1999 to May 2001, he was President of Net2000 Communications, Inc. On November 16, 2001, Net2000 Communications and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States bankruptcy code. From December 1998 to November 1999, Mr. Heintzelman served as the President and Chief Executive Officer of SAVVIS, Inc. (formerly SAVVIS Communications Corporation), a networking and Internet solutions company.

Mr. Heintzelman currently serves as a director and chairman of the audit committee of SAVVIS, Inc. and as a director and a member of the audit committee of Telecommunication Systems, Inc.

Michael E. Leitner has served on the board of directors since August 2005. Mr. Leitner is a Director of Tennenbaum Capital Partners, LLC, a private investment firm, where he has worked since 2005. Before joining Tennenbaum Capital Partners, he served as a Senior Vice President of Corporate Development for WilTel Communications from 2004 to 2005. From 2000 to 2003, Mr. Leitner served as Vice President of Corporate Development of 360networks and Chief Executive Officer of 360networks’ Latin American-Caribbean long-distance business (GlobeNet Communications). From 1998 to 2000, Mr. Leitner was a Senior Director of Corporate Development for Microsoft Corporation. Mr. Leitner served as a Vice President in the Technology Mergers & Acquisitions group at Merrill Lynch, a global financial services firm, from 1994 to 1998.

R. Gerald McCarley served on the board of directors from January 2002 to October 2002. He was reappointed as a director in January 2003. Mr. McCarley is a retired partner of the accounting firm of Deloitte & Touche LLP. He retired from that firm in June 1999 after having served as an accounting and audit partner since 1980. Mr. McCarley joined a predecessor of Deloitte & Touche in 1967 and served in various positions before he was appointed a partner in 1980.

Thomas E. McInerney has served on the board of directors since October 2003 and as Chairman of the Board since February 2005. Mr. McInerney has been a General Partner of Welsh, Carson, Anderson & Stowe since 1986 and is a Managing Member or General Partner of the sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, Mr. McInerney co-founded and served as President and Chief Executive Officer of Dama Telecommunications Corp., a communications services company. Before co-founding Dama Telecommunications, Mr. McInerney worked in the financial services area at Automatic Data Processing, Inc. and was previously with the American Stock Exchange. Mr. McInerney served as a director of BTI from 2001 to 2003 and is currently a director of Centennial Communications Corporation, SAVVIS, Inc. and various private companies.

Anthony J. de Nicola has served on the board of directors since October 2003. Mr. de Nicola has been a General Partner of Welsh, Carson, Anderson & Stowe since 1994 and is a Managing Member or General Partner of the sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, he worked for William Blair & Company for four years in the merchant banking area and for Goldman Sachs & Co., a global financial services firm, in the mergers and acquisitions department. Mr. de Nicola is a director of Centennial Communications Corp., Valor Communications Group, Inc., R.H. Donnelley Corporation and several private companies.

Sanjay Swani has served on the board of directors since October 2003. Mr. Swani joined Welsh, Carson, Anderson & Stowe in 1999 and has been a General Partner of that firm since 2001. Mr. Swani is a Managing Member or General Partner of the sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. From 1998 to 1999, Mr. Swani was a Principal at Fox Paine & Company, a San Francisco-based buyout firm. From 1994 to 1998, he served with Morgan Stanley & Co., a global financial services firm, in the mergers and acquisitions and debt capital markets areas. Mr. Swani served as a director of BTI from 2001 to 2003 and is currently a director of BancTec, Inc., Global Knowledge Networks, Inc., Valor Communications Group, Inc. and a private company.

Chapter 11 Reorganization in 2002

Beginning in the third quarter of 2001, we initiated a strategic and operational restructuring intended to accelerate positive cash flow from operations by emphasizing our core retail services and reducing operating costs. In addition to de-emphasizing some non-core services, the key elements of this strategy included reduction of our employee base, consolidation of facilities and operations, and reduction of capital expenditures. We also sought to eliminate a substantial portion of our existing indebtedness and reduce our fixed interest costs.

To complete our reorganization expeditiously, we filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code on June 25, 2002. On October 17, 2002, the bankruptcy court entered an order confirming our plan of reorganization. We completed our reorganization under the plan on October 29, 2002.

As of October 29, 2002, under our plan of reorganization:

•	All of our outstanding senior notes, in a total principal amount of $415 million plus accrued and unpaid interest, were canceled and the former holders of those notes received in exchange a total of approximately 81.5% of the common stock of our reorganized company.

•	All of our outstanding convertible subordinated notes, in a total principal amount of $100 million plus accrued and unpaid interest, were canceled and the former holders of those notes received in exchange a total of approximately 5% of our new common stock.

•	All of our outstanding shares of common stock, Series A preferred stock and Series B preferred stock, including accumulated and undistributed dividends on the Series B preferred stock, were canceled and the former holders of those securities collectively received a total of approximately 1%, of our new common stock.

•	We issued and sold in a rights offering to holders of our old common stock and old preferred stock, for a total purchase price of $184,600,1,846 shares of 8% Series A convertible redeemable preferred stock of our reorganized company and warrants to purchase approximately 2,100 shares of our new common stock.

•	We issued and sold in a private offering 298,154 shares of our new Series A preferred stock, warrants to purchase approximately 337,908 shares of our new common stock, and 333,333 shares of our new common stock for a purchase price of $29.8 million.

The foregoing ownership percentages assume the conversion of our new Series A preferred stock into common stock as of October 29, 2002. In connection with our plan of reorganization, we also amended our senior credit facility and our principal capital lease facilities.

On October 29, 2002, we implemented fresh start reporting under the provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Under SOP 90-7, the reorganization value of ITC^DeltaCom was allocated to our assets and liabilities, our accumulated deficit was eliminated and our new equity was issued in accordance with our plan of reorganization as if we were a new reporting entity. Under fresh start reporting, we recorded reorganization charges of $228.2 million to adjust the historical carrying value of our assets and liabilities to fair market value, and a $312 million gain on the October 29, 2002 cancellation of debt under our plan of reorganization. We also recorded expenses of $14.1 million for professional services and $8.9 million for the write-off of deferred financing fees and debt discounts in connection with our reorganization.

Additional Information

We have adopted a code of ethics applicable to our chief executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of this code in print to any stockholder who requests a copy. Requests for copies should be directed to Corporate Secretary, ITC^DeltaCom, Inc., 7037 Old Madison Pike, Huntsville, Alabama 35806. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet web site at www.itcdeltacom.com within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 1A.	Risk Factors

Our business and operations are subject to a number of risks and uncertainties, including the following:

Our ability to comply with the financial covenants in our debt agreements depends primarily on our ability to generate substantial operating cash flow.

Our ability to comply with the financial covenants under the agreements governing our outstanding secured indebtedness will depend primarily on our success in generating substantial operating cash flow. Under our debt agreements, we are subject to a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant and a minimum consolidated EBITDA covenant, as EBITDA is defined for purposes of the agreements. Industry conditions and financial, business and other factors, including those we identify as risk factors in this report, will affect our ability to generate the cash flows we need to meet those financial tests and ratios. Our failure to meet the tests or ratios could result in a default and acceleration of repayment of the indebtedness under our credit facilities. If the maturity of our indebtedness were accelerated, we may not have sufficient funds to pay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially all of our assets.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of March 1, 2006, we had $326.3 million of total long-term indebtedness, net of unamortized discount, including current portion. Our substantial level of indebtedness could have important consequences. For example, it may:

•	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a significant portion of our borrowings will continue to be at variable rates of interest;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to borrow additional funds to alleviate liquidity constraints, as a result of financial and other restrictive covenants in our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage relative to companies that have less indebtedness; and

•	limit our ability to refinance our principal secured indebtedness, which matures in the third quarter of 2009.

A total of $318.1 million of our secured indebtedness will be payable during the third quarter of 2009.

We will be required either to repay or refinance a total of $318.1 million principal amount of our outstanding secured indebtedness upon maturity during the third quarter of 2009. If principal payments due at maturity cannot be refinanced or extended, our cash flow may not be sufficient to repay all such indebtedness at the relevant times. Failure either to repay or refinance such indebtedness would result in a default and entitle our lenders to proceed against our assets securing the indebtedness.

Affiliates of Welsh, Carson, Anderson & Stowe own securities representing a majority of our voting power, which gives them the ability to exercise significant or controlling influence over major corporate actions by us.

The controlling affiliates of the investment funds that constitute Welsh, Carson, Anderson & Stowe, a private equity firm, have reported in SEC filings that such affiliates and the funds, as a group, beneficially own common stock and Series B preferred stock representing a majority of the voting power of our outstanding capital stock. Based on their existing capital stock ownership, the members of this group currently have the right to block actions involving our company or its assets that require stockholder approval. In addition, four of our ten directors are members of, or affiliated with members of, this group.

The Welsh, Carson, Anderson & Stowe group may have interests with respect to our company that differ from those of our other stockholders as a result of significant investments by the group in other communications companies.

The FCC may restrict our ability to provide local services and may increase the costs we incur to provide these services.

In February 2005, the FCC released an order limiting the number and types of unbundled network elements that incumbent local exchange carriers must make available to us and other competitive communications companies. The FCC’s order also eliminated the requirement that incumbent carriers make available to us and other competitive carriers local switching services for residential and small business customers. If these incumbent carriers do not continue to cooperate in facilitating an orderly transition to the new rules, our business could be adversely affected. If prices of the network elements that we use to provide our services increase or if those network elements are eliminated as a result of the implementation of the February 2005 order or any future consideration of this issue by the FCC, our cost of providing local exchange service could increase and have a significant adverse impact on our operating results and cash flows. Because of the February 2005 order, incumbent local telephone companies no longer are required to provide local switching services, which means that we can no longer rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers. The FCC’s order also limits the availability to us of some incumbent carrier dedicated transport services between central offices and broadband local loops. Although the FCC’s order permits carriers to enter into commercial agreements for network elements and provides for a transition period to the new rules, BellSouth and the other incumbent carriers in our markets have not made, and are not expected to make, network elements available to us at the same rates they have in the past.

The FCC also has proposed new rules that would change the existing cost-based method of pricing the services that we obtain from the incumbent local telephone companies. If adopted, the proposed rules would enable the incumbent local telephone companies to initiate proceedings before state public utility commissions to seek increased rates for unbundled network elements. If some elements in particular markets or on particular transport routes in those markets cease to be available to us at the existing cost-based rates, we could experience an increase in our cost of providing local exchange services, which would negatively affect our operating results and cash flows.

We are subject to a significant number of legal proceedings that could result in our payment of substantial monetary damages and could adversely affect our ability to provide services.

To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company, Kansas City Southern Railroad and Illinois Central Railroad. The pending proceedings affect approximately 1,600 route miles of our network as of December 31, 2005 and, if resolved in a manner adverse to us, could affect additional portions of our network. We cannot predict whether additional portions of our network will become subject to similar legal proceedings in the future. If some of these or similar future challenges are successful, or if we are otherwise unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and to pay substantial monetary damages.

Our integrated communications services business is subject to significant competitive pressures that could restrict our ability to achieve or sustain operating profitability.

Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. As a result of competitive pressures, we may not be able to achieve or sustain operating profitability, adequate market share or significant revenue growth in any of our markets. The prices we charge for our retail local, long distance and data services have declined significantly in recent years. BellSouth, which has recently agreed to be acquired by AT&T, and the other incumbent local telephone companies in our markets offer substantially the same services we offer, in some cases at lower prices. These companies have substantially greater infrastructures, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than we do. These advantages may increase as a result of pending and contemplated consolidations in our industry. We expect to continue to face significant pricing and product competition from BellSouth and the other large, established telephone companies that currently are the dominant providers of telecommunications services in our markets. We also will continue to face significant competitive product and pricing pressures from other types of communications businesses, including cable companies providing broadband Internet access and other integrated services providers, and from other companies like us that attempt to compete in the local services market.

We may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services for the following reasons, which could adversely affect our ability to generate positive cash flows from operations:

•	BellSouth, our principal competitor in many of the markets we serve, has been authorized to offer in-region long distance services throughout its nine-state region, which will allow it to offer the same bundle of local, long distance and data services that we offer;

•	the recent acquisition of AT&T by SBC Communications and the recent acquisition of MCI by Verizon Communications have increased substantially the market power of these incumbent carriers, particularly in the market for business customers in which we compete, and these mergers may accelerate other pending or future consolidations among our competitors;

•	if completed, AT&T’s recent agreement to acquire BellSouth will further increase the market power of our principal competitor in many of the markets we serve;

•	cable companies and providers of alternative forms of communication that rely on Voice over Internet Protocol or similar applications are increasingly attracting customers, and are expected to expand their target customer base from primarily residential customers to the small and medium-sized businesses we serve; and

•	recent regulatory decisions have decreased regulatory oversight of incumbent local telephone companies, which may increase the benefits that these companies could experience from their long-standing customer relationships, greater financial and technical resources, and ability to subsidize local services with revenue from unrelated businesses.

The foregoing competitive pressures have contributed to a significant increase in our customer attrition over the past two years. We expect that these pressures will continue to affect adversely our ability to maintain existing customers and win new customers.

Our wholesale services, including our broadband transport services, continue to be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors.

We have continued to experience adverse trends relating to our wholesale service offerings, including our broadband transport services, that have resulted primarily from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers, including customers of our local interconnection business. Pending or contemplated consolidations in our industry also may continue to affect adversely our wholesale services by improving the resources of the consolidating companies and reducing their demand for our services as those companies upgrade their own networks and consolidate their voice and data traffic on those networks. We expect that these factors will result in continued declines in revenues and cash flows from our wholesale service offerings. Such declines will have a disproportionately adverse effect on our operating results, because of the higher gross margins associated with our wholesale services.

Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.

We depend on other communications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the costs of, and rates charged to, our competitors and permit profitable pricing of our long distance services. The charges for access services historically have made up a significant percentage of our overall cost of providing long distance service. Some of our Internet-based competitors generally have been exempt from these and other regulatory charges, which could give them a significant cost advantage in this area. The FCC currently is considering what charges, if any, should be assessed on long distance services provided over the Internet.

Our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our operating results.

We have effectively extended our network with minimal capital expenditures by entering into marketing and management agreements with public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Under these agreements, we generally earn a commission based upon a percentage of the gross revenues generated by the sale of capacity on the utility’s networks. Any cancellation or non-renewal of any of these agreements, any adverse legal ruling with respect to our rights under any of these agreements, or any future failure by us to acquire and maintain similar network agreements in these or other markets as necessary could materially adversely affect our operations. In addition, some of our agreements with the public utility companies are nonexclusive, and our business would suffer from any reduction in the amount of capacity they make available to us.

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

If we are unable to interconnect with BellSouth and other incumbent carriers on acceptable terms, our ability to offer competitively-priced local telephone services will be adversely affected.

To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities. Our interconnection agreements with BellSouth expired in June 2003. Although we have adopted the agreements between BellSouth and another provider in three states, and have entered into our own agreement with BellSouth in a fourth state, we are arbitrating the rates and terms of new agreements with BellSouth in five of the nine BellSouth states. We may not be able to enter into new interconnection agreements with BellSouth or other carriers on favorable terms, in a timely manner, or at all. Further, federal regulators have adopted substantial modifications to the requirements that obligate BellSouth and other former monopoly local telephone companies to provide to us at cost-based rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be materially adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

We may not be able to retain the few large customers on which we depend for a significant percentage of our revenues.

We may not be able to retain our large customers, or we may be required to lower our prices significantly to retain them. Our ability to retain these customers may be adversely affected by pending or contemplated consolidations in our industry, adverse changes in our financial condition, increased competition, customer service issues and other events that may occur. The table below sets forth the approximate percentages of our total consolidated revenues generated in 2003, 2004 and 2005 by our five largest integrated communications services customers and our three largest wholesale services customers:

	Year Ended December 31,
	2003	2004	2005
Five largest integrated communications services customers	5.5%	4.4%	4.2%
Three largest wholesale services customers	6.1%	4.9%	6.9%

If we were to lose any of these customers or were compelled to lower our prices to retain these customers, our operating revenues and business could be adversely affected.

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

We also depend on operations support systems and other new carriers to order and receive network elements and wholesale services from the incumbent carriers. These systems are necessary for carriers like us to provide local service to customers on a timely and competitive basis. FCC rules, together with rules adopted by state public utility commissions, may not be implemented in a manner that will permit us effectively to order, receive and provision network elements and other facilities necessary for us to provide many of our services.

We are subject to risks associated with rapid changes in technology.

Our business could suffer from unexpected developments in technology, or from our failure to adapt to these changes. The communications industry is subject to rapid and significant changes in technology, and we may be required to select one emerging technology over another. We will be unable to predict with any certainty, at the time we are required to make our investments, whether the technology we have chosen will prove to be the most economic, efficient or capable of attracting customer usage. If we choose the wrong technology, or if our competitors develop or select a superior technology, we could lose our existing customers and be unable to attract new customers, which would harm our business and operations.

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

A major earthquake, tornado, hurricane, fire, terrorist attack on the United States, or other catastrophic event could damage our network, network operations center, central offices or corporate headquarters. Such an event could interrupt our service and harm our business in the affected areas. We do not have replacement or redundant facilities that we can use to provide alternative means of service to all customers or under every circumstance in the event of a catastrophic event. Any damage to our network could result in degradation of our service for some customers and could result in complete loss of service in affected areas.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease our corporate headquarters in Huntsville, Alabama, which we relocated from West Point, Georgia, in the first quarter of 2006.

We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for our voice switch sites in the following locations:

•	Jacksonville, Ocala, West Palm Beach, Tampa and Orlando, Florida;

•	Atlanta, Georgia;

•	Gulfport, Mississippi;

•	Greensboro, Wilmington, Raleigh, Charlotte and Greenville, North Carolina; and

•	Columbia, Charleston and Greenville, South Carolina.

The leases for these switch sites expire on various dates from 2006 to 2015.

We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized network operations and switch control center for our network and as an operator services center. We also lease a second operator services center in Alexander City, Alabama.

We operate branch offices through which we conduct our sales and marketing efforts in the following locations:

•	Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;

•	Daytona, Ft. Lauderdale, Jacksonville, Ocala, Orlando, Pensacola, Tallahassee, Tampa and West Palm Beach, Florida;

•	Albany, Atlanta (two offices), Augusta, Columbus, Macon and Savannah, Georgia;

•	Baton Rouge and New Orleans, Louisiana;

•	Biloxi, Greenwood, Hattiesburg, Jackson and Tupelo, Mississippi;

•	Charlotte, Greensboro, Wilmington, Greenville, Fayetteville and Raleigh, North Carolina;

•	Charleston, Columbia and Greenville, South Carolina; and

•	Chattanooga, Knoxville and Nashville, Tennessee.

The leases for these branch offices expire on various dates from 2006 through 2016.

We also lease office space for various functions, including information technology and engineering, in Anniston, Alabama and in Raleigh, North Carolina, and own an administrative office in Arab, Alabama and our former headquarters building in West Point, Georgia.

As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southern United States.

Item 3.	Legal Proceedings.

General. We are a party to legal proceedings in the ordinary course of our business, including disputes with contractors or vendors, which we believe are not material to our business.

Regulatory Proceedings. We are a party to numerous regulatory proceedings affecting the segments of the communications industry in which we operate, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by the regional Bell operating companies. We anticipate that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within our primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including us. If successful, these initiatives could make it more difficult for us to compete with these companies and other incumbent carriers. We may not succeed in our challenges to these or other similar actions that would prevent or deter us from successfully competing with the incumbent carriers.

Proceedings Affecting Rights-of-Way. To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company, Kansas City Southern Railroad and Illinois Central Railroad. These pending proceedings affected approximately 1,600 route miles of our network as of December 31, 2005. If some of these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and to pay substantial monetary damages. The results of these challenges, some of which are described below, are uncertain and, individually or in the aggregate, could have a material adverse effect on our results of operations or financial position.

Mississippi Power Company Rights-of-Way. A portion of our network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several real property owners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. We became a party to the proceeding after the January 1999 order. The property owners sought compensatory damages equal to the profits or gross revenues received by us from our use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for our use of the route. The Circuit Court of the First Judicial District of Jasper County entered an order directing us not to use that portion of our fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency. In December 2005, a settlement agreement was entered and each of the cases has been or is expected to be dismissed. In January 2006, the order that restricted our use of the fiber optic network in Jasper County was vacated. As part of the settlement, the property owners will grant Mississippi Power Company an easement that allows for our use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties.

We initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which we sought a declaratory judgment confirming our continued use of fiber optic cables in Mississippi Power Company’s rights-of-way on 37 parcels of real property and 63 parcels of real property, respectively, or, alternatively, condemnation of the right to use the fiber optic cables upon payment of just compensation to the property owners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company and are seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. As a part of the settlement of the Jasper County proceedings discussed above, our suits for declaratory judgment and all of the remaining counterclaims will be dismissed. Some parties to the 37-parcel proceeding who had been dismissed from the proceeding before the Jasper County settlement are not bound by the settlement and have filed new proceedings against Mississippi Power Company and us. It is possible that additional parties who are not subject to the settlement may do the same. In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and us by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of real property located in Lamar County, Mississippi. Both plaintiffs also were defendants in the 37-parcel proceeding. The plaintiffs have not specified the amount of damages they are seeking. Similarly, in November 2004, another former defendant in the 37-parcel proceeding sued us and Mississippi Power Company in the Chancery Court of Jones County, Mississippi, to enjoin our use of fiber optic cables in Mississippi Power Company’s rights-of-way over the plaintiff’s property and to recover all property.

In December 2002, two civil actions were filed against Mississippi Power Company and us in the Circuit Court of Smith County, Mississippi, by a single attorney. The plaintiffs are real property owners and allege trespass on the basis that the documents granting Mississippi Power Company the rights to cross the plaintiffs’ property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. One of the proceedings has been previously dismissed, and as part of the settlement of the Jasper County litigation discussed above, the other proceeding will be transferred to the Circuit Court of the First Judicial District of Jasper County, Mississippi, and dismissed as part of the settlement.

Before it was dismissed, the 37-parcel proceeding discussed above was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which we were made a defendant. The pending proceeding was initiated by real property owners claiming to represent a class of real property owners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. The plaintiffs also seek an injunction against our use of fiber optic cables in Mississippi Power Company’s rights-of-way. The case is still pending, but has been stayed because of the bankruptcy of another defendant. None of the plaintiffs has an individual claim against us, so we anticipate that we could be materially adversely affected only if a class is certified.

Since 2002, over 220 lawsuits have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, MCI and us. Each plaintiff claims to be the owner of real property over which Mississippi Power Company has an easement and that MCI and/or we have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claimed trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also sought $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by MCI and us of the fiber optic cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. In December 2004, a settlement agreement was entered and each of the cases has been or is expected to be dismissed, because the plaintiffs have granted Mississippi Power Company an easement that allows for our use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. Proceedings are underway to effectuate the settlement and to obtain dismissal of the few remaining claims by property owners who have not already signed the settlement documents.

In 2002, a lawsuit on behalf of five real property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, alleging trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment in connection with the use of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. In May 2004, we were added as a defendant in the lawsuit, upon the court’s order, on the basis that we use the fiber optic cables for the provision of telecommunications services to our customers. The plaintiff is seeking rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. In September 2004, the court granted Mississippi Power Company’s motion for partial summary judgment and issued a final order that the plaintiffs are not entitled to any compensation for trespass damages. The plaintiffs have appealed the order to the Mississippi Supreme Court. The plaintiffs did not appeal the order as applied against us, and we have been dismissed from the proceeding. Despite our dismissal, we could lose our ability to use Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties.

In September 2002, Mississippi Power Company and we were sued in the Circuit Court of Jasper County, Mississippi, by the owners of 75 parcels of real property located in various Mississippi counties. The plaintiffs allege that Mississippi Power Company and we have violated the property owners’ rights with regard to the use of Mississippi Power Company’s easements across their properties. The allegations are similar to those made in other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy, and seek from each plaintiff $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of the gross revenues derived from use of the rights-of-way, and court costs. Although MCI is not a party to this proceeding, during the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company had removed this action to the United States District Court for the Southern District of Mississippi and requested that the action be transferred to the United States Bankruptcy Court for the Southern District of New York, which administered MCI’s bankruptcy proceedings. There have been no further material developments in this matter.

In July 2002, nine lawsuits on behalf of 101 real property owners were filed against Mississippi Power Company, Southern Company and us in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. During the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company sought to change the venue of these proceedings, but the proceedings have been returned to the original venue. There have been no further material developments in this matter.

Gulf Power Company Rights-of-Way. We use the rights-of-way of Gulf Power Company in Florida for a portion of our network. During 2000, Gulf Power Company was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claim to represent a class of all real property owners over whose property Gulf Power Company has facilities that are used by third parties. The real property owners have alleged that Gulf Power Company does not have the authority to permit us or other carriers to transmit telecommunications services over the rights-of-way. We were made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis that, among other matters, there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court permitted the plaintiffs to amend their complaint to allege additional facts to support their contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. In November 2003, following the filing of an amended complaint, the trial court granted the plaintiffs’ motion for partial summary judgment on various grounds. In January 2005, the court allowed the plaintiffs to file a further amended complaint in which a new plaintiff was added and several plaintiffs were dismissed. The new amended complaint asserts, as causes of action against us, declaratory judgment, supplemental relief under Florida’s Declaratory Judgment Act, constructive trust and unjust enrichment, trespass, and temporary and permanent injunctive relief. In November 2005, the trial court entered a final declaratory judgment for the plaintiffs. In that decision, the court ruled that the easements do not allow general telecommunications use and that Gulf Power Company did not have the right to apportion the easement for general telecommunications purposes. The trial court has not yet addressed any issues relating to damages. Gulf Power Company and we are appealing the ruling to the Florida First Circuit Court of Appeals.

Georgia Power Company Rights-of-Way. We use rights-of-way of Georgia Power Company in Georgia for a portion of our network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of real property owners. The plaintiffs have alleged that Georgia Power Company and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. We were made a party to the suit in January 2002. In January 2005, the court granted the plaintiffs’ motion for partial summary judgment and denied defendants’ motion for partial summary judgment, holding that Georgia Power Company had the right to use the easements for communications directly related to the transmission and distribution of electricity, but that the easements do not afford Georgia Power Company the right to allow any other party, including us, the right to use the rights-of-way for the transmission of telecommunications services. In November 2005, the Georgia Court of Appeals reversed the trial court’s ruling and held that the easements were not limited to communications directly related to the transmission and distribution of electricity and that

Georgia Power Company’s easements allow use for fiber optic communication lines. The Georgia Court of Appeals remanded to the trial court the question whether the easements were divisible so as to allow use by persons other than Georgia Power Company, including us. The plaintiffs are seeking review of the appellate court ruling by the Georgia Supreme Court.

In November 2002, a civil action was filed in the Superior Court of Walton County, Georgia, against Georgia Power Company and us. The plaintiff, claiming to be representative of a class of all real property owners over which Georgia Power Company has facilities, alleges that the documents granting Georgia Power Company the rights to cross the plaintiff’s property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. The civil action claims trespass and unjust enrichment. There are no specified dollar amounts demanded in the complaint, but the relief sought includes compensatory damages, punitive damages, attorneys’ fees and injunctive relief requiring the removal of the fiber optic facilities from the plaintiff’s property. This matter has been stayed by agreement of the parties pending the outcome of the Decatur County proceeding described above, as that case may encompass some of the same claims and legal issues.

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. In March 2003, a complaint was filed against us in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are the owners of the real property across which certain rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad are located. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, we use some fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad across Mississippi. The plaintiffs claim that the documents granting the rights-of-way do not permit the installation and operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorneys’ fees, an accounting of amounts paid to Kansas City Southern Railroad and Illinois Central Railroad and declaratory relief regarding the parties’ rights. We denied the allegations, but counter-claimed for the certification of a class of counter-defendants. We sought a declaration that we have the right to use the rights-of-way or, alternatively, to condemn such rights. In September 2004, the district court found that neither the class requested by the plaintiffs, nor the class of counter-defendants, should be certified. Our appeal of the district court’s refusal to certify a class of counter-defendants was denied by the United States Court of Appeals for the Fifth Circuit. In February 2005, the district court dismissed the claims of the remaining plaintiffs. The plaintiffs have appealed this decision to the Fifth Circuit Court of Appeals. We have filed a cross-appeal. The parties are briefing this matter before the Fifth Circuit Court of Appeals.

A lawsuit was filed against us in Richland Parish, Louisiana, in July 2003 and removed to the United States District Court for the Western District of Louisiana, Monroe Division, in August 2003. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the real property which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, we use some fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation or operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorneys’ fees. In July 2004, the court found that the class should not be certified. One plaintiff voluntarily dismissed his claim when discovery revealed that he had no rights in the property identified in the complaint. The only remaining named plaintiff asserts a claim based on ownership of less than one mile of property over which we use fiber optic cable within the rights-of-way. During 2005, the parties agreed in principle to settle the proceeding, and are currently engaged in finalizing the settlement.

ITC^DeltaCom’s Suit for Rights-of-Way Indemnification. In August 2001, we filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which we have obtained by agreement use of rights-of-way for our fiber optic telecommunications networks. We seek a declaratory judgment that the defendants are legally required to use their best efforts to defend us against any claims that we do not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold us harmless against all such claims. We filed for summary judgment in December 2001, and the defendants subsequently filed a motion for summary judgment. The defendants also have filed a counterclaim requesting, among other relief, that we reimburse them for the cost of perfecting the applicable rights-of-way. In September 2004, the court issued an order denying our motion and the defendants’ motion for summary judgment and staying the proceeding pending a final determination of the property owner proceedings that underlie our claims. We appealed this order to the Georgia Court of Appeals, which denied the appeal on procedural grounds. The proceeding remains stayed pending developments in the various proceedings described above affecting the rights-of-way of Mississippi Power Company, Gulf Power Company and Georgia Power Company used by us.

Item 4.	Submission of Matters to a Vote of Security Holders.

On December 23, 2005, as previously reported, we issued stock units for 9,666 shares of our 8% Series A convertible redeemable preferred stock, or Series A preferred stock, and 29,061 shares of our 8% Series B convertible redeemable preferred stock, or Series B preferred stock, to Randall E. Curran, our Chief Executive Officer, stock units for 2,417 shares of Series A preferred stock and 7,265 shares of Series B preferred stock to Richard E. Fish, Jr., our Executive Vice President and Chief Financial Officer, and stock units for 1,933 shares of Series A preferred stock and 5,812 shares of Series B preferred stock to James P. O’Brien, our Executive Vice President-Operations. The executives were entitled to receive these stock unit grants as a result of the restructuring of our secured indebtedness we completed on March 29, 2005 and the refinancing of our secured indebtedness we completed on July 26, 2005, as described elsewhere in this report.

To facilitate these issuances, our board of directors on December 16, 2005 approved amendments to the ITC^DeltaCom, Inc. Executive Stock Incentive Plan to provide for awards of restricted stock units for up to a total of 25,000 shares of the Series A preferred stock and 70,000 shares of the Series B preferred stock and amendments to the employment agreements between ITC^DeltaCom and Messrs. Curran, Fish and O’Brien. The board of directors also approved a certificate of amendment to the certificate of designation of the Series C preferred stock, which amended provisions of the certificate of designation that restrict our ability to authorize or issue securities that rank on a parity with the Series C preferred stock as to dividend or liquidation rights. The certificate of amendment authorizes the authorization and all issuances of the units and the authorization and all issuances of shares of the Series A and Series B preferred stock represented by the units as provided in the executive employment agreements and the executive stock incentive plan.

Effective on December 20, 2005, the holders of a majority of the outstanding shares of Series A preferred stock and the holders of a majority of the outstanding shares of Series B preferred stock, each voting separately as a class, approved the following actions by written consent in lieu of a meeting:

•	the authorization and all issuances of stock units representing shares of the Series A and Series B preferred stock; and

•	the authorization and all issuances of shares of the Series A and Series B preferred stock represented by the foregoing stock units.

Effective on December 20, 2005, the foregoing stockholders also approved the foregoing certificate of amendment to the certificate of designation of the Series C preferred stock and consented to our authorization, execution and filing of the certificate of amendment with the Delaware Secretary of State.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Common Stock. The following table sets forth the high and low sale prices of the common stock for each quarter of 2004 and 2005. Our common stock is listed on the Nasdaq National Market of The Nasdaq Stock Market, Inc. and traded on the Nasdaq National Market at all times during the periods presented, excluding the period from January 1, 2004 through March 4, 2004, when the common stock was listed and traded on the Nasdaq SmallCap Market, now known as the Nasdaq Capital Market. Sale prices before September 13, 2005, which was the effective date of the one-for-three reverse split of the common stock, have been adjusted to reflect the reverse stock split as if it had become effective as of January 1, 2004.

2004	High	Low
First Quarter	$22.89	$17.70
Second Quarter	20.64	12.24
Third Quarter	17.52	12.15
Fourth Quarter	14.10	3.75

2005	High	Low
First Quarter	$5.49	$1.50
Second Quarter	3.87	1.29
Third Quarter	3.51	1.84
Fourth Quarter	2.16	1.10

On March 1, 2006, there were approximately 1,220 record holders of the common stock.

Dividend Policy. We have not declared or paid any cash dividends on our common stock and do not anticipate that we will declare or pay cash dividends on the common stock in the foreseeable future. Future declaration and payment of cash dividends, if any, on the common stock, Series A preferred stock or Series B preferred stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements. Our debt agreements prohibit us from paying cash dividends on our capital stock.

Under our certificate of incorporation, we have the option, instead of paying quarterly cash dividends on our preferred stock, to pay quarterly dividends on each series in additional shares of such series. As of the date of this report, since our initial issuance of the Series A preferred stock on October 29, 2002 and our initial issuance of the Series B preferred stock on October 6, 2003, we have paid all dividends on our preferred stock in the form of payment-in-kind dividends of the same series of preferred stock. Each share of preferred stock issued as a dividend is valued at $100 per share solely for purposes of the dividend.

Item 6.	Selected Financial Data.

The following table sets forth ITC^DeltaCom’s selected consolidated financial data. The selected operating statement data for the year ended December 31, 2001 and the selected balance sheet data as of the end of such period have been derived from ITC^DeltaCom’s audited consolidated financial statements. The selected operating statement data for the periods from January 1, 2002 to October 29, 2002 and October 30, 2002 to December 31, 2002 and the years ended December 31, 2003, 2004 and 2005, and the selected balance sheet data at October 29, 2002, December 31, 2002, December 31, 2003, December 31, 2004 and December 31, 2005, have been derived from the consolidated financial statements that have been audited by BDO Seidman, LLP, independent registered public accounting firm. The operating statement and balance sheet data at and for the year ended December 31, 2002 have been separated into these two periods as a result of ITC^DeltaCom’s adoption, under AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” of fresh start reporting on October 30, 2002, following its emergence from Chapter 11 bankruptcy reorganization proceedings on October 29, 2002. The financial results at and for the periods ended October 29, 2002 and December 31, 2002 are not comparable in certain respects to the financial results for prior periods.

You should read the selected financial data below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1, 2002 to October 29, 2002	Period from October 30, 2002 to December 31, 2002	Year Ended December 31,
				2003	2004	2005
	(in thousands, except share and per share data)
Operating Statement Data:
Operating revenues:
Integrated communications services	$201,948	$200,341	$41,898	$320,675	$467,629	$414,969
Wholesale services	172,429	122,100	18,086	99,868	96,449	85,232
Equipment sales and related services	40,962	30,456	5,585	41,023	19,549	20,200

Total operating revenues	415,339	352,897	65,569	461,566	583,627	520,401

Cost of services (exclusive of items shown separately below)	186,121	164,920	30,021	230,844	290,923	268,123
Inventory write-down	1,663	—	—	—	—	—
Operating expenses:
Selling, operations and administration expense	188,712	136,472	27,108	173,954	221,922	195,496
Depreciation and amortization	118,938	105,696	9,002	63,393	87,108	53,187
Merger-related expenses	—	—	—	2,141	4,828	135
Asset impairment loss(a)	74,437	223	—	—	203,971	13,373

Total expenses	569,871	407,311	66,131	470,332	808,752	530,314

Operating loss	(154,532)	(54,414)	(562)	(8,766)	(225,125)	(9,913)
Interest expense	(58,833)	(35,704)	(2,350)	(15,917)	(21,309)	(40,508)
Debt issuance cost write-off						(3,948)
Interest and other income (expense), net	1,434	60	216	344	(794)	3,520

Loss before reorganization items and income taxes	(211,931)	(90,058)	(2,696)	(24,339)	(247,228)	(50,849)
Reorganization items(b)	—	60,792	—	—	—	—
Income tax expense (benefit)	—	—	—	—	—	—

Net loss	(211,931)	(29,266)	(2,696)	(24,339)	(247,228)	(50,849)
Preferred stock dividends and accretion(c)	(3,713)	(4,210)	(514)	(3,912)	(9,345)	(6,957)

Net loss applicable to common stockholders	$(215,644)	$(33,476)	$(3,210)	$(28,251)	$(256,573)	$(57,806)

Basic and diluted net loss per common share(b)	$(10.39)	$(1.61)	$(0.22)	$(1.82)	$(14.72)	$(3.11)

Basic and diluted weighted average common shares outstanding(b)	20,764,028	20,788,256	14,916,667	15,517,216	17,426,546	18,598,549

	Predecessor		Successor
	Year Ended December 31, 2001	Period from January 1, 2002 to October 29, 2002	Period from October 30, 2002 to December 31, 2002	Year Ended December 31,
				2003	2004	2005
	(in thousands, except share and per share data)
Balance Sheet Data (at period end):
Cash and cash equivalents (unrestricted)	$41,043	$30,231	$30,554	$50,099	$16,599	$69,360
Working capital (deficit)	(6,741)	(5,860)	14,728	(6,835)	(5,155)	44,806
Total assets	878,332	754,243	553,520	745,053	463,973	456,758
Long-term liabilities	717,163	200,109	206,993	301,255	292,445	322,272
Liabilities subject to compromise(b)	—	538,147	—	—	—	—
Convertible redeemable preferred stock	57,833	63,691	24,525	55,007	61,633	68,473
Stockholders’ equity (deficit)	(21,930)	(139,209)	237,245	240,713	3,643	(31,654)

Other Financial Data:
Capital expenditures	161,965	29,784	4,916	45,156	49,509	28,325
Cash flows provided by (used in) operating activities	(10,524)	12,580	7,216	39,832	28,816	28,449
Cash flows used in investing activities	154,798	29,780	4,916	51,881	60,856	6,423
Cash flows (used in) provided by financing activities	65,225	6,388	(1,977)	31,594	(1,460)	30,735
EBITDA(d)	(36,226)	111,785	8,440	54,627	(139,241)	41,789

(a)	In 2005, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $7.2 million and a write-off of indefinite life intangibles of $6.2 million. In 2004, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $199.9 million and a write-down of $4.0 million to its amortizable intangible customer base asset. In 2002, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $223,000. In 2001, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $23.0 million and a write-down of goodwill and other intangible assets of $51.4 million. See note 4 to ITC^DeltaCom’s audited consolidated financial statements appearing elsewhere in this report for additional information about some of these write-downs.
(b)	On June 25, 2002, ITC^DeltaCom filed a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy code. The plan was confirmed on October 17, 2002 and became effective on October 29, 2002. Accordingly, ITC^DeltaCom reclassified its then-outstanding senior notes and convertible subordinated notes, which were subject to compromise in the reorganization, as “liabilities subject to compromise” before the effective date. Expenses related to the reorganization, such as professional fees and administrative costs, are classified as “reorganization items.” On the reorganization effective date, all shares of old common stock were canceled and new shares of common stock were issued.
(c)	Represents the payment of accrued dividends on preferred stock at an annual rate of 8%. All such dividends have been paid in additional shares of preferred stock valued solely for purposes of such dividends at $100 per share.
(d)	EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—EBITDA Presentation” for our reasons for including EBITDA data in this report and for material limitations with respect to the usefulness of this measure. The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Predecessor		Successor
	Year Ended December 31, 2001	Period from Jan. 1, 2002 to Oct. 29, 2002	Period from Oct. 30, 2002 to Dec. 31, 2002	Year Ended December 31,
				2003	2004	2005
	(in thousands)
Net loss	$(211,931)	$(29,266)	$(2,696)	$(24,339)	$(247,228)	$(50,849)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	118,938	105,696	9,002	63,393	87,108	53,187
Interest expense, net of interest income	56,767	35,355	2,134	15,573	20,879	39,451

EBITDA	$(36,226)	$111,785	$8,440	$54,627	$(139,241)	$41,789

In 2001, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $23.0 million and a write-down of goodwill and other intangible assets of $51.4 million. In 2002, ITC^DeltaCom recorded a net gain of $60.8 million related to gain from the cancellation of indebtedness and reorganization costs associated with the voluntary petition for reorganization under Chapter 11. In 2003, ITC^DeltaCom recorded merger-related expenses of $2.1 million in connection with the acquisition of BTI. In 2004, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $199.9 million and a write-down of $4.0 million to its amortizable intangible customer base asset, as well as merger-related expenses of $1.5 million in connection with the acquisition of BTI and $3.3 million in connection with terminated mergers with two companies. In 2005, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $7.2 million and a write-off of indefinite-life intangibles of $6.2 million. See notes 3 and 4 to ITC^DeltaCom’s audited consolidated financial statements appearing elsewhere in this report for additional information about some of these items.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

General. We are one of the largest providers of integrated communications services, primarily to businesses, in the southeastern United States. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance, high-speed or broadband communications, and Internet access connectivity, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis. We are one of the largest facilities-based competitive providers of integrated communications services in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.

As of December 31, 2005, we marketed and sold our integrated communications services through 42 branch offices. As of the same date, our fiber optic network of 11,013 route miles extended from New York to Florida and principally covered portions of our primary eight-state market.

On October 6, 2003, we completed our acquisition of BTI Telecom Corp., a facilities-based integrated communications provider serving markets in the southeastern United States. The inclusion of BTI’s assets and operations in our business since October 6, 2003 has contributed to a significant increase in the size of our business. Before the acquisition, BTI was generating annualized operating revenues for 2003 in excess of $220 million, based on operating revenues of $56 million in the third quarter of 2003. We have integrated the operations of BTI into our existing operations to achieve economies of scale from the consolidation of sales and marketing, customer service, provisioning and installation, and information technology, purchasing, financial and administrative functions.

During 2005, we devoted significant efforts to re-focus our initiatives on increasing our local integrated communications services revenues, improving our operating performance and addressing the liquidity issues we faced at the end of 2004. As part of those efforts, we:

•	completed the refinancing of our secured indebtedness on July 26, 2005;

•	discontinued some non-core service offerings, including our satellite capacity services product and our GrapeVine offering of local services to residential customers;

•	sold assets that are not integral to our network operations, including our e^deltacom data center in Suwannee, Georgia;

•	intensified our efforts to reduce customer attrition;

•	added approximately 100 employees to our local retail sales force;

•	enhanced the effectiveness of our customer acquisition and back office processes;

•	eliminated excess costs from our network;

•	implemented procedures for a more disciplined approach to managing working capital and capital expenditures; and

•	applied substantial resources to address operational requirements necessary to sustain our customers’ businesses as a result of the impact of hurricane Katrina and other hurricanes on our operations during 2005.

During 2005, our business was negatively affected by damage sustained to our network facilities and offices as a result of hurricane Katrina and other hurricanes and by the impact of the hurricanes on our customers’ businesses in our affected markets in Louisiana, Mississippi, Alabama and Florida. In the third quarter of 2005, we estimate that we experienced a loss of operating revenues of approximately $720,000 and incurred selling, general and administration expense totaling $874,000 relating to the restoration of our network facilities and bad debts resulting from the hurricanes’ impact on our customers’ businesses. We also expended approximately $300,000 for capital asset replacements as a result of the hurricanes. We maintain property and business interruption insurance. We are continuing to evaluate the extent to which our losses will be covered by insurance and have not recorded any insurance recovery in our audited consolidated financial statements appearing elsewhere in this report.

Operating Revenues. We currently derive operating revenues from our offering of integrated communications services, wholesale services and equipment sales and related services.

Integrated Communications Services. We deliver integrated voice and data communications services to end users on a retail basis. We refer to these services, which are described in more detail in this report under “Business—Services—Integrated Communications Services,” as our “integrated communications” services. Revenues from these services represented approximately 80% of our total operating revenues for 2005. We derive most of our operating revenues from recurring monthly charges that are generated by these services.

Over the past five years, we have derived an increasing percentage of our operating revenues from local services, primarily local services provided under our interconnection agreements with other local telephone companies, and from data and Internet services.

As we continue to use portions of the networks of other local telephone companies to provide services over our network and facilities instead of reselling services using the entire network of those companies, we expect our gross margin on local services to improve. We believe that this improvement will result from reduced access charges and from efficiencies realized through increased reliance on our network. Competitive market pressures to reduce prices for our integrated communications services, however, could offset these expected margin improvements. In response to FCC action that eliminated local switching services from the list of required unbundled network elements that must be made available to competitive carriers like us, we expect to convert a significant number of our UNE-P lines to UNE-L lines using our existing DS0 colocations.

Beginning in January 2005, we temporarily have suspended our direct sales efforts to small business customers that utilize UNE-P as a provisioning method, except in limited circumstances, as we attempt to negotiate a commercial UNE-P agreement with incumbent local exchange carriers and to implement our UNE-L strategy. Depending upon the outcome of both of these strategic efforts, we may reinitiate our direct sales efforts to smaller business customers.

Effective in October 2004, we terminated efforts to obtain new customers for our “GrapeVine” offering of local services to residential customers because of customer attrition, recent FCC action significantly limiting UNE-P as a provisioning alternative, and the negative implications of these factors for the product’s prospects. As of November 1, 2005, we no longer offered this product.

Our long distance rates, which at December 31, 2005 were less than 2% lower than at December 31, 2004, stabilized during 2005. Our long distance services, however, were negatively affected in 2005 by continuing competitive pressures to bundle long distance minutes of use within local service product offerings. Our existing base of business long distance minutes is also subject to increasing competition from both VoIP and wireless competitive offerings. We expect that in 2006 these trends will continue to have a negative impact on our long distance revenues, which accounted for approximately 15% of our total operating revenues for the fourth quarter of 2005.

We expect to continue expanding portions of our integrated communications services business. Although we have experienced success in obtaining increased market share in the markets where we provide these services, we generally do not expect that our integrated communications services will command a significant share of the market for communications services in the southeastern United States. We continue to conduct strategic reviews of the profitability of all our service offerings and, as a result of these reviews, have increased our sales efforts in some offerings and decreased our sales efforts in others.

Our marketing strategy is based upon the conviction that customers prefer to have one company accountable for all of their communications services. Each branch sales office is supported by a technical consultant employee who provides technical assistance to our customers for the products and services they purchase from us.

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

Wholesale Services. We deliver wholesale communications services to other communications businesses. We refer to these services as our “wholesale services.” Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers, operator and directory assistance services, and limited amounts of switched termination services for other communications companies. Revenues from these services represented approximately 16% of our total operating revenues for 2005 and are generated from sales to a limited number of other communications companies.

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

Broadband transport services also include commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force to service the utility-owned portions of the network that we use to service the owned portions of the network. Our commission revenues from these arrangements amounted to approximately $7.1 million for 2003, $5.7 million for 2004 and $3.9 million for 2005. See note 2 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding these commissions.

The average rates we charge to other communications companies for our broadband transport services continued to decline in 2005. The decreases in average rates resulted principally from price reductions for our broadband transport services due to industry overcapacity and from action by other carriers to transfer traffic from our network to unused portions of their networks. As a result of general market conditions, including pricing pressures, especially in smaller markets, removal of traffic from our network, and known or forecasted service disconnections and renewals resulting in rate reductions, we expect that our broadband transport services will continue to experience less favorable market conditions and a continued decline in annual revenues in 2006.

We provide local interconnection services throughout our primary eight-state market to Internet service providers that enable the customers of the Internet service providers to connect to their providers by dialing a local number. To acquire these services, our customers interconnect to our network either by colocating their communications equipment within one of our facilities or by purchasing our broadband transport services to connect their remote equipment with our equipment. To provide the local dial tone to their customers, our Internet service provider customers generally purchase primary rate interface, or PRI, circuits from us that are the functional equivalent of approximately 23 local telephone lines. In connection with our provision of the local dial tone, we generate revenues from sales of PRIs to the Internet service providers and from reciprocal compensation we receive from BellSouth and other carriers that provide the local services to the customers of the Internet service providers. We generated total local interconnection revenues of $15.0 million for 2004 and $9.7 million for 2005. We anticipate that our local interconnection revenues for 2006 may continue to decline from the 2005 level because of lower PRI circuit and reciprocal compensation revenues, as dial-up services by Internet service providers continue to be replaced with broadband applications.

We sell nationwide directory assistance services to other communications providers. These communications providers route directory assistance requests of their own customers to one or both of our operator services centers that are located on our regional fiber optic network. The communications providers typically purchase our broadband transport services to interconnect with our operator services centers. We also provide, on a nationwide basis, enhanced assistance services such as movie listings, stock quotes, weather information, horoscopes and yellow pages. Revenues from our operator and directory assistance services increased by 1% in 2005 over 2004. We derive a significant portion of our directory assistance and operator services revenues, although not a significant portion of our total operating revenues, from one customer under an agreement that expired in October 2005. If we do not renew this customer contract or continue providing services at current levels, our directory assistance and operator service revenues could decline in 2006.

We expect that the other wholesale revenues we derive from the sale of limited amounts of switched termination services for other communications companies, which totaled $2.7 million for 2005, will decline during 2006 as we limit the amount of capital we invest in this business.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premise equipment. We refer to these services as our “equipment sales and related services.” Revenues from these services represented approximately 4% of our total operating revenues for 2005 and are primarily generated from sales to our integrated communications services customers.

No single customer represented over 10% of our total operating revenues for 2005, 2004 or 2003.

Operating Expenses. Our principal operating expenses consist of cost of services, selling, operations and administration expense, and depreciation and amortization. As we expand our revenue base and offer new services, we expect our cost of services as a percentage of revenues to decrease in 2006. We have been successful reducing our selling, operations and administration expense through our various restructurings, which have had a favorable impact on our operating results. As a result of the write-down of $199.9 million to our property, plant and equipment and a write-down of $4.0 million to our amortizable intangible customer base asset due to impairment in 2004, our depreciation and amortization expense decreased significantly in 2005.

Cost of Services. We currently provide our integrated communications services by using our network facilities and by reselling the services of other telephone companies. Cost of services related to our integrated communications services consists primarily of access charges and local facility charges that we are required to pay to other telephone companies when we use a portion of their network or facilities in providing services to our customers, as well as charges that we are required to pay to other telephone companies when they originate, terminate or transport messages sent by our customers. Cost of services related to our integrated communications services also includes costs of third-party contract personnel and direct labor costs.

The provision of local services over our network generally reduces the amounts we would otherwise be required to pay to other telephone companies to use their networks and facilities in order to provide local services. During 2005, we undertook a variety of significant cost-saving initiatives, including renegotiation of our contracts with other carriers, implementation of new DS1 and DS0 BellSouth central office colocations, and use of alternative local providers, least-cost routing of interexchange carrier calls and audits of in-service circuits.

We will continue to pursue a number of initiatives in 2006 targeted at reducing our exposure under the FCC’s Triennial Review Remand Order and overall cost of services. We continue to assess the implications for our existing and future cost of services of recent FCC action that significantly limits UNE-P and availability of UNE elements as a provisioning alternative. We currently estimate that our cost of services will increase by over $400,000 per month after the March 10, 2006 implementation date of the Triennial Review Remand Order. Our estimate reflects the approximately 90,000 UNE-P business lines in our existing base of lines as of February 28, 2006 and the expected effect of the repricing of UNE loops and transport at the FCC rate under new TRRO rules. Because of uncertainties relating to our future customer base, we are unable to estimate with certainty the long-term impact of the TRRO on our cost of services after March 2006.

Our cost of services also includes charges for labor and inventory sold related to our sale, installation and repair of telephone systems and related equipment.

Cost of services related to our broadband transport services includes substantially all fixed costs attributable to the following:

•	the leasing of fiber under long-term operating leases;

•	the leasing of capacity outside our owned network to meet customer requirements for network capacity; and

•	network costs associated with the provision of signaling system 7 services, which allow us to monitor the status of lines and circuits on the network, alert us to events occurring on the network and transmit routing and destination signals over the network.

The cost of services related to local interconnection services is represented by the network requirements of these services that we cannot provide over our owned network. The cost of services related to our directory assistance revenues are primarily represented by the cost of the listing and enhanced data, which we purchase from a third party primarily at variable rates. Because our wholesale services generally have significantly lower cost of services than our integrated communications and other services, our consolidated cost of services, as a percentage of our operating revenues, has been adversely affected because the percentage of our operating revenues provided by our wholesale services has declined.

Selling, Operations and Administration Expense. Selling, operations and administration expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration. Our selling, operations and administration expense increased in 2003, primarily as the result of our acquisition of BTI, the initiation of our GrapeVine services offering, and increased infrastructure for our internal audit and compliance functions. Our overall selling, operations and administration expense, however, decreased in 2003 as a percentage of revenues compared to 2002, as a result of our 2001 and 2002 restructuring efforts, and further in 2004, as we targeted reductions in selling, operations and administrative expense. In 2005, primarily as the result of restructuring efforts we initiated in December 2004, our selling, operations and administration expense decreased approximately $26.5 million. We do not expect that we will be able to achieve further reductions in 2006 in our overall selling, operations and administration expense at the level of the reductions we achieved in 2005 as we continue to invest resources in the development of customer service and systems.

We have not yet determined the impact that our adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” will have on our results of operations. SFAS No. 123R, which will be effective for us beginning on January 1, 2006, will require us to measure and recognize compensation expense for all share-based payments, including stock options, at fair value. The amount of such compensation expense will depend on a number of factors, including the number of options granted, the vesting periods of options granted, our stock price and volatility, and employee exercise behaviors. For information about SFAS No. 123R, see note 2 to our consolidated financial statements appearing elsewhere in this report.

Asset Revaluations and Reorganization. Before BTI was acquired by us, it recorded an asset impairment charge in 2003 of $94.4 million to property, plant and equipment and other assets, which consisted principally of BTI’s fiber optic network, switching infrastructure and other intangible assets. This impairment charge was based upon trends in BTI’s cash flow and operating performance and the availability of capital to support future growth. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” BTI expected future cash flows to be less than the carrying value of the assets. Based on this evaluation, BTI determined that long-lived assets with a carrying amount of $224.6 million were no longer recoverable and were in fact impaired, and wrote them down to their estimated fair value of $130.2 million as of June 30, 2003. The effect of the BTI asset revaluation on ITC^DeltaCom’s 2003 results was approximately $5.0 million in reduced depreciation and amortization expense.

Beginning in December 2004, we considered the following factors as evidencing the necessity of an impairment review: underperformance of our assets relative to expected historical and projected future operating results; significant negative industry trends; a significant decline in our common stock price for a sustained period; and our market capitalization relative to net book value. For purposes of our impairment review, we identified, as two separate asset groups with identifiable cash flows, (1) our “retail group,” which consists of those assets and liabilities associated with servicing our retail customer base, and (2) our “wholesale group,” which consists of those assets and liabilities associated with servicing our wholesale customer base. We determined that the sum of the expected future cash flows was less than the carrying amount of the retail long-lived asset group, including intangibles, and recognized in the fourth quarter of 2004 an impairment loss of $199.9 million to our property, plant and equipment and an impairment loss of $4.0 million to our amortizable intangible customer base asset, equal to the excess of the carrying amount of the assets over their fair value in accordance with SFAS No.144. The audit committee of our board of directors concluded on March 25, 2005 that such a charge was required. The asset impairment had no significant impact on our 2004 depreciation and amortization expense and reduced depreciation and amortization expense in 2005 by approximately $34.0 million on an annual basis. The book value of our net intangible assets, long-lived assets and goodwill decreased to $362.9 million at December 31, 2004 from $603.8 million at December 31, 2003.

In evaluating the underperformance of our assets and negative industry trends in our impairment review, we took account of the following factors, among others:

•	the effect of intensifying competition on our integrated communications services business, which has contributed to higher customer attrition rates and customer contract renewals on less favorable terms;

•	the negative impact of pricing pressure, network overcapacity and service cancellations on our wholesale services business, and the disproportionate effect of declines in this business on our operating results due to the higher gross margins associated with wholesale services; and

•	changes in government regulation that have been harmful to our business, including the increase in our cost of services we expect will result from the FCC’s recent order limiting the number and types of unbundled network elements that incumbent carriers must make available to us.

In October 2005, we reviewed property and equipment for impairment in view of our projected future operating results to evaluate whether changes in circumstances indicated that the carrying amount of our assets might not be recoverable. For our asset groups, we determined that the sum of the expected future cash flows was greater than the carrying amount of the long-lived asset groups, and therefore that the asset groups were not impaired except for certain central office switching assets within our retail group that were identified with a carrying amount greater than their expected future cash flows. Consequently, we recognized an impairment loss of $7.2 million to our property, plant and equipment in the fourth quarter of 2005, which is included in our audited consolidated statements of operations for 2005 appearing elsewhere in this report

We had identified our trade names as indefinite-life non-amortizable intangible assets. In the third quarter of 2005, we discontinued use of our BTI trade name and recognized an impairment loss of $600,000, which was the amount by which the asset’s book value exceeded its fair value. In the fourth quarter of 2005, we determined to discontinue future use of our ITC DeltaCom trade name as soon as the new trade name could be determined, and recognized an impairment loss of $5.6 million, which was the amount by which the asset’s book value exceeded its fair value. These impairment losses are included in our audited consolidated statements of operations for 2005 appearing elsewhere in this report.

Depreciation and Amortization. In September 2001, we wrote off all of the goodwill we recorded as a result of acquisitions we completed in 1999 and 2000. As part of our reorganization and the adoption of fresh start reporting, we reduced the value of our property, plant and equipment and intangible assets by approximately $228.2 million. As a result, we incurred a significant decrease in our depreciation and amortization expense in 2003 compared to 2002. Our depreciation and amortization expense increased $23.7 million to $87.1 million in 2004 from $63.4 million primarily as a result of the BTI acquisition. In December 2004, we recognized an impairment loss of $199.9 million to our property, plant and equipment and an impairment loss of $4.0 million to our amortizable intangible customer base asset. The asset impairment had no impact on our 2004 depreciation and amortization expense, but resulted in a decrease of $34.0 million in depreciation and amortization expense in 2005 from 2004. In December 2005, we recognized an impairment loss of $7.2 million to our property, plant and equipment. This last asset impairment had no impact on our 2005 depreciation and amortization expense. For more information about the effects of the foregoing actions on our depreciation and amortization expense, see notes 4, 5 and 6 to our audited consolidated financial statements appearing elsewhere in this report.

EBITDA Presentation. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating supplemental information to investors regarding our operating performance, and facilitates comparisons by investors between the operating performance of our company and the operating performance of our competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

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

Our management compensates for these limitations by relying primarily on our GAAP results to evaluate our operating performance and by considering independently the economic effects of the foregoing items that are not reflected in EBITDA. As a result of these limitations, EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows, as calculated in accordance with GAAP, as a measure of liquidity.

Information About Our Business

The following table presents information about our operating revenues and about the telephone access lines we installed for and sold to our customers who purchase our integrated communications services and our wholesale services.

	Year Ended December 31,
	2003	2004	2005
	(dollars in thousands)
Integrated communications services revenues	$320,675	$467,629	$414,969

Equipment sales and related services revenues	41,023	19,549	20,200

Wholesale services revenues:
Broadband transport	66,958	63,472	59,995
Local interconnection	14,955	13,572	9,720
Directory assistance and operator services	9,141	9,557	9,651
Other	8,814	9,848	5,866

Total wholesale services revenues	99,868	96,449	85,232

Total operating revenues	$461,566	$583,627	$520,401

Access line information(1):
Integrated communications services lines installed	368,863	382,718	367,220
Wholesale services lines installed(2)	68,770	61,801	62,606

Total lines installed	437,633	444,519	429,826

(1)	Reported net of lines disconnected or canceled. Excludes lines installed in connection with sales of our residential GrapeVine product, which we ceased to offer as of November 1, 2005.
(2)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.

Results of Operations

2005 Compared to 2004

Operating Revenues. Total operating revenues decreased $63.2 million, or 10.8%, from $583.6 million for 2004 to $520.4 million for 2005.

Operating revenues from our integrated communications services for 2005 decreased $52.6 million, or 11.2%, to $415.0 million from $467.6 million for 2004. The decrease in revenues from our integrated communications services resulted from a decrease of $23.1 million in revenues from long distance services, a decrease of $5.2 million in revenues generated by access billings to other carriers, and a decrease of $8.7 million in enhanced data revenues. The revenue decreases resulted in part from our strategy to focus on selling products and recurring services with higher gross margins and to eliminate some higher cost products and services. This strategy contributed to a decline in the following components of revenue:

•	a decrease of $8.3 million in revenues as the result of our strategic decision to discontinue selling UNE-P services to residential customers through our residential GrapeVine product;

•	a decrease of $5.3 million in revenues as the result of the termination of our satellite capacity services offerings; and

•	a decrease of $1.0 million in colocation revenues as the result of the sale on September 1, 2005 of our e^deltacom data center in Suwannee, Georgia, whose service offerings historically did not generate positive cash flow.

Our long distance rates, which at December 31, 2005 were less than 2% lower than at December 31, 2004, stabilized during 2005. Our long distance services, however, were negatively affected in 2005 by continuing competitive pressures to bundle long distance minutes of use within local service product offerings. Our existing base of business long distance minutes is also subject to increasing competition from both VoIP and wireless competitive offerings. From the fourth quarter 2004 through the fourth quarter of 2005, we experienced a loss of

8% in long distance minutes of use. We expect that these negative trends in long distance revenues will persist during 2006, primarily because we will continue to emphasize other service offerings that generate fixed monthly recurring service charges.

Our local services revenues from recurring monthly charges continued to increase as a percentage of total revenues derived from integrated communications services. Revenues from our bundled service offerings in 2005 increased to 55% of total integrated communications services revenues in 2005 from 49% in 2004. When we sell a bundled product with fixed monthly recurring charges that include long distance minutes and data services together with local services, we attribute all of the revenues from this product to local services. Our local services revenues in 2005 were adversely affected by a 4% net decrease in billable lines at December 31, 2005 from December 31, 2004 primarily as a result of our loss of some BTI local services customers who were not subject to term contracts. We expect to continue experiencing downward pricing pressure on our local services revenues, particularly as we seek to renew contracts with existing customers who entered into those contracts in the preceding two or three years.

The decrease of $5.2 million in revenues generated by access billings to other carriers was primarily attributable to an FCC-mandated reduction in rates that became effective on June 21, 2004. Principally as a result of the rate reduction, carrier access revenues in the first six months of 2005 decreased by $3.9 million from the first six months of 2004.

Operating revenues from our wholesale services for 2005 decreased $11.2 million, or 11.6%, to $85.2 million from $96.4 million for 2004. The decrease was attributable to a decline in broadband transport services revenues of $3.5 million, which resulted from downward pricing pressure and the limited capital investment we have allocated to support these services. Although local interconnection lines installed increased by 1% from 61,801 at December 31, 2004 to 62,606 at December 31, 2005, local interconnection revenues decreased $3.9 million as the result of this pricing pressure and intensifying competition in the dial-up Internet access business. We also experienced a loss of $2.2 million in other wholesale revenues from the termination of some services to a customer provided under unfavorable pricing terms. We experienced a 1% growth in our wholesale operator and director assistance revenues in 2005.

Operating revenues from communication equipment sales and related services for 2005 increased $700,000, or 3.3%, to $20.2 million from $19.5 million for 2004. The increase was attributable to demand by our customers to purchase more of their communications services from their primary service provider.

Cost of Services. Total cost of services of $268.1 million, or 51.5% of total operating revenues, for 2005 represented a decrease of $22.8 million from total cost of services of $290.9 million, or 50.0% of total operating revenues, for 2004. Of the decrease for 2005, the cost of providing integrated communications services declined $20.8 million and the cost of providing wholesale services declined $2.4 million. The decrease was slightly offset by an increase of $400,000 in costs related to revenues for equipment sales and related services. The decrease in the cost of providing integrated communications services and wholesale services was attributable in part to the reduction in services, such as long distance, purchased by customers, as well as the result of our initiatives to reduce the amount we pay other telephone companies to use their networks and facilities. During 2005, we undertook a variety of significant cost-saving initiatives, including renegotiation of our contracts with other carriers, implementation of new DS1 and DS0 BellSouth central office colocations, and use of alternative local providers, least-cost routing of interexchange carrier calls and audits of in-service circuits.

The cost of services as a percentage of integrated communications services revenues increased approximately 2% from 2004 to 2005 due to a reduction in average revenue per access line. The effect of this reduction was partially offset by our cost-savings initiatives. The cost of services as a percentage of wholesale services revenues and equipment sales and related services revenues remained constant from 2004 to 2005.

Selling, Operations and Administration Expense. Total selling, operations and administration expense decreased $26.4 million to $195.5 million, or 37.6% of total operating revenues, for 2005 from $221.9 million, or 38.0% of total operating revenues, for 2004. Total selling, operations and administration expense for 2005 included $4.1 million of executive severance cost, $600,000 of stock-based executive severance cost and $3.1 million of special consulting fees we incurred to facilitate the restructuring of our operations in the first six months of 2005. Excluding such executive severance costs and special consulting fees, selling, operations and administration expense decreased $34.2 million in 2005, or 15.5%, from 2004. The decrease was primarily attributable to our action in December 2004 to initiate a reduction in personnel and other selling, operations and administration expense to better align our cost structure with our existing revenue performance. We recorded a restructuring charge of $1.6 million during the fourth quarter of 2004 in connection with this reduction in force. During 2005, as a result of the December 2004 restructuring and our continuing focus on operating efficiencies, we reduced compensation costs by $21.9 million, or $26.0 million excluding executive severance costs, maintenance and facilities costs by $5.9 million and other selling, operations and administration expense, including operating taxes, professional fees and advertising costs, by $5.0 million. While achieving these overall reductions in selling, operations and administration expense, we increased our investment in our sales force by adding approximately 100 employees to our local retail sales force. The costs associated with the expansion of our sales force partially offset the savings we realized from the reduction in force we implemented as part of the December 2004 restructuring.

In December 2005, we implemented a plan to close some financial and network service functions in our former headquarters location in West Point, Georgia, and to relocate those business activities to our other locations in Huntsville and Anniston, Alabama. Approximately 65 employee positions are being relocated under the plan. The plan was adopted for the purpose of reorganizing the affected functions to enhance the focus of our operations. In connection with the plan, we paid and recognized expense of $111,000 of termination benefits for severance, retention and relocation in 2005 and we expect to incur and recognize over the future service period approximately $700,000 of such termination benefits in 2006.

Depreciation and Amortization. Total depreciation and amortization expense decreased $33.9 million to $53.2 million for 2005 from $87.1 million for 2004, primarily as a result of the write-down of our property, plant and equipment and amortizable intangible customer base assets in December 2004.

Asset Impairment Loss. We incurred asset impairment losses totaling $13.4 million during 2005 and $203.9 million during 2004. As described above under “Overview,” the charges for 2005 and for 2004 were primarily attributable to our write-down of impaired property, plant and equipment assets for 2005 and 2004, non-amortizable indefinite-life intangible assets for 2005, and amortizable intangible customer base assets for 2004.

Interest Expense. Total interest expense increased $19.2 million to $40.5 million for 2005 from $21.3 million for 2004. The increase was primarily attributable to higher average balances of outstanding borrowings resulting from our March 2005 restructuring, in which we incurred $20.0 million in additional borrowings, and our July 2005 refinancing, in which we incurred $35.0 million in additional borrowings. The increase was also attributable to an increase in the weighted average interest rates that accrued on our outstanding borrowings. Our weighted average annual interest rate increased by 1.9% to 9.1% as a result of our March 2005 restructuring and by 3.2% to 12.3% as a result of our July 2005 refinancing.

Interest Income. Total interest income from the temporary investment of available cash balances increased $670,000 to $1.1 million for 2005 from $430,000 for 2004.

EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following table presents EBITDA amounts for the years ended December 31, 2004 and 2005. The table also sets forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP.

	Year Ended December 31,
	2004	2005
	(in thousands)
Net loss	$(247,228)	$(50,849)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	87,108	53,187
Interest expense, net of interest income	20,879	39,451

EBITDA	$(139,241)	$41,789

In 2005, EBITDA included an asset impairment loss of $13.4 million that consisted of a write-down of impaired property, plant and equipment of $7.2 million and a write-down of $6.2 million of non-amortizable trade name intangible assets. EBITDA in 2005 also included a $3.9 million write-off of debt issuance cost, $4.7 million of executive severance cost, and $3.1 million of special consulting fees we incurred to facilitate the restructuring of our operations. Our negative EBITDA in 2004 was attributable to our asset impairment loss, which consisted of a write-down of impaired property, plant and equipment of $199.9 million and a write-down of $4.0 million to our amortizable intangible customer base asset. In addition, $4.8 million of our EBITDA in 2004 reflected a $1.5 million charge related to a private offering of senior notes that was withdrawn and to $3.3 million of merger-related expenses we incurred in connection with the termination of our proposed mergers with two companies in 2004.

2004 Compared to 2003

The following comparison of our operating results for 2004 and 2003 is materially affected by our acquisition in October 2003 of BTI, whose results are included in our 2003 operating results from October 1, 2003. Because of the significance of the BTI acquisition, our operating results for these periods are not directly comparable.

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

Operating revenues from our integrated communications services for 2004 increased $146.9 million, or 45.8%, to $467.6 million from $320.7 million for 2003. The revenue increase was primarily attributable to the effects of our acquisition of BTI, whose operating results were included in our 2004 results for the full year, but in our 2003 results only for the fourth quarter. The overall revenue increase from our integrated communications services reflected increases in the following components of this business:

•	an increase of $108.1 million in revenues generated by our local services;

•	an increase of $23.6 million in revenues generated by our long distance services; and

•	an increase of $15.2 million in our enhanced data revenues, which included an increase of $4.3 million in our colocation revenues associated with our e^deltacom data center in Suwannee, Georgia.

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

Operating revenues from equipment sales and related services for 2004 decreased $21.5 million, or 52.4%, to $19.5 million from $41.0 million for 2003. The decrease was attributable to the discontinuation of our integrated technology solutions business effective in October 2003, through which we resold computer servers, routers and other related equipment and provided professional services related to the installation and maintenance of that equipment. This business had revenues of approximately $22.7 million in 2003.

Increased customer attrition and the renewal of customer contracts at competitive rates also limited our revenue performance in 2004. The factors discussed above affecting each of our revenue components negatively affected our gross margins as well as our revenues, and offset a substantial portion of the cost savings we had achieved in integrating BTI’s operations since October 2003.

Cost of Services. Total cost of services of $290.9 million, or 49.8% of total operating revenues, for 2004 represented an increase of $60.1 million over total cost of services of $230.8 million, or 50.0% of total operating revenues, for 2003. This increase was primarily attributable to our inclusion of BTI’s operating results for a full fiscal year. The increase in cost of services due to the BTI acquisition was partially offset by our realization through December 31, 2004 of $7.6 million in line cost savings related to the integration of BTI. The line cost savings we achieved since the closing of the BTI acquisition represented a $10.6 million annualized reduction in our annualized line costs as of December 31, 2004. We continued to experience growth in our facilities-based T-1 products, the majority of which have been purchased and provisioned under our interconnection agreements. Costs associated with both our single line resale and UNE-L products declined from 2003, as customer attrition continued to decrease our installed base of these products. Because new customer additions effectively offset customer attrition, our installed base of UNE-P lines remained relatively constant during 2004. The increase in our cost of services also was limited by declines in our variable cost of services associated with our long distance products, which continue to experience a decrease in total minutes of use, and declines in our cost of services related to the discontinuation of our integrated technology solutions business effective in October 2003.

Selling, Operations and Administration Expense. Total selling, operations and administration expense increased $47.9 million from $174.0 million, or 37.7% of total operating revenues, for 2003 to $221.9 million, or 38% of total operating revenues, for 2004. The increase was primarily attributable to our inclusion of BTI’s operating results for a full fiscal year. The effects of the acquisition were offset in part by cost savings resulting from reductions in compensation, employee benefits and facilities costs associated with our integration of BTI. We realized $24.0 million of such cost savings through December 31, 2004. As of the same date, our annualized savings in selling, operations and administration expense attributable to the integration of BTI totaled $31.5 million. During December 2004, we initiated an additional reduction in personnel to better align our cost structure with our existing revenue performance. We recorded a restructuring charge of $1.6 million during the fourth quarter of 2004 in connection with this reduction in force.

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

Interest Expense. Total interest expense of $21.3 million for 2004 increased by $5.4 million from total interest expense of $15.9 million for 2003. The increase was primarily attributable to higher average balances of outstanding borrowings since October 6, 2003, which resulted from our assumption on that date of $111.3 million of additional indebtedness in connection with our acquisition of BTI.

Interest Income. Total interest income from the temporary investment of available cash balances increased $86,000 from $344,000 for 2003 to $430,000 for 2004.

EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following table presents EBITDA amounts for the years ended December 31, 2003 and 2004. The table also sets forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP.

	Year Ended December 31,
	2003	2004
	(in thousands)
Net loss	$(24,339)	$(247,228)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	63,393	87,108
Interest expense, net of interest income	15,573	20,879

EBITDA	$54,627	$(139,241)

Our negative EBITDA in 2004 was attributable to our asset impairment loss, which consisted of a write-down of impaired property, plant and equipment of $199.9 million and a write-down of $4.0 million to our amortizable intangible customer base asset. In addition, $4.8 million of the decrease in EBITDA from 2004 was due to a $1.5 million charge related to a private offering of senior notes that was withdrawn and to $3.3 million of merger-related expenses we incurred in connection with the termination of our proposed mergers with two companies in 2004. The positive effect on our 2004 EBITDA of the $62 million increase in our revenues in excess of direct cost of services was partially offset by the $47.9 million increase in our selling, operations and administration expense.

Critical Accounting Policies, Estimates, Risks and Uncertainties

Our audited consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in note 2 to the audited consolidated financial statements appearing elsewhere in this report, the following policies may involve a higher degree of judgment and complexity.

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

Revenue Recognition. We generate recurring or multi-year operating revenues, as well as non-recurring operating revenues. We recognize operating revenues as services are rendered to customers in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition,” which requires that the following four basic criteria must be satisfied before revenues can be recognized:

•	there is persuasive evidence that an arrangement exists;

•	delivery has occurred or services rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.

We base our determination of the third and fourth criteria above on our judgment regarding the fixed nature of the fees we have charged for the services rendered and products delivered, and the prospects that those fees will be collected. If changes in conditions should cause us to determine that these criteria likely will not be met for future transactions, revenue recognized for any reporting period could be materially adversely affected.

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

We recognize some revenues net as an agent versus gross as principal. We applied the guidance provided in Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” to classify and record such amounts. We recorded revenues net as an agent of $7.1 million during 2003, $5.7 million during 2004 and $3.9 million during 2005. See note 2 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding revenues we recognize net as an agent.

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

	December 31,
	2003	2004	2005
Total reserves	$7,070,000	$9,331,000	$9,237,000

In addition to the reserves shown above, we maintain customer receivable reserves related to exposure for customer credits. These reserves are originally established as reductions to revenues and are accounted for in “Other Accrued Liabilities” in the audited consolidated balance sheets appearing elsewhere in this report. These reserves totaled $1.4 million as of December 31, 2003, $1.1 million as of December 31, 2004 and $1.4 million as of December 31, 2005. We also consider these reserves in our analysis of our required provision for bad debts.

In accordance with GAAP, we have accounted for our acquisition of BTI under the purchase method of accounting. The purchase method of accounting has required us to record the accounts receivable of BTI net of the allowance for doubtful accounts that BTI had recorded for its accounts receivable. As of September 30, 2003, BTI’s gross accounts receivable were $27.2 million and its allowance for doubtful accounts was $2.6 million, which represented net accounts receivable of $24.6 million. If reflected separately, our total reserves as of December 31, 2003 would have been $9.7 million. During 2004, we wrote off pre-acquisition receivables against all of the pre-acquisition reserves and, accordingly, there was no longer a difference in the reported receivables as of December 31, 2004.

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

Cost of Services. Cost of services includes direct expenses associated with providing services to our customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunication providers that provide us with access connections to our customers, to some components of our network facilities, and between our various facilities. In addition, we use other carriers to provide services where we do not have facilities. We use a number of different carriers to terminate our long distance calls outside the southern United States. These costs are expensed as incurred. Some of these expenses are billed in advance and some expenses are billed in arrears. Accordingly, we are required to accrue for expected expenses irrespective of whether these expenses have been billed. We use internal management information to support these required accruals. Experience indicates that the invoices that are received from other telecommunication providers are often subject to significant billing disputes. We typically accrue for all invoiced amounts unless there are contractual, tariff, or operational data that clearly indicate support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships. We maintain reserves for any anticipated exposure associated with these billing disputes. We believe our reserves are adequate. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time it historically has required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill when events or changes in circumstances indicate that we may not be able to recover the carrying value of the identifiable intangibles, long-lived assets or related goodwill. We make our assessments in accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Factors we consider important and that could trigger an impairment review include the following:

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

When we determine that we may not be able to recover the carrying value of intangibles, long-lived assets or goodwill based upon the existence of one or more of the foregoing indicia of impairment, we measure impairment based on an estimate of fair value. We may base these estimates on the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model, or on other methods. Net intangible assets, long-lived assets and goodwill amounted to $603.8 million as of December 31, 2003, $362.9 million as of December 31, 2004 and $314.3 million as of December 31, 2005.

In 2005, we recognized an impairment loss of $7.2 million to our property, plant and equipment and an impairment loss of $6.2 million to our non-amortizable trade name intangible assets. In 2004, we recognized an impairment loss of $199.9 million to our property, plant and equipment and an impairment loss of $4.0 million to our amortizable intangible customer base asset. See notes 4 and 6 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding these write-downs. We cannot assure you that we will not record other write-downs in subsequent periods.

Liquidity and Capital Resources

As a result of adverse operating trends affecting our businesses, our revenues and cash flows from operations for the second half of 2004 were significantly less than had been anticipated. Beginning in the fourth quarter of 2004, we took actions to limit capital expenditures, reduce the size of our workforce, and implement other measures to manage our cash resources. As a result of these initiatives, and several transactions that we completed during 2005 as described below, we were able to achieve significant improvements in our liquidity position by December 31, 2005.

On March 29, 2005, we completed a restructuring of our existing $259.7 million of secured indebtedness and entered into a new $20 million subordinated secured term loan agreement with the Welsh Carson securityholders, which we drew down in full on the restructuring date. Our existing lenders required the new loan as a condition of the restructuring. The purpose of the restructuring was to stabilize our liquidity position and obtain a deferral of principal payments on most of our secured indebtedness until June 2006, which was the maturity date of our senior secured credit facility. The completion of the restructuring also enabled us to cure temporarily waived covenant defaults under our credit facilities. In the restructuring, we replaced all $22 million of obligations outstanding under our principal capital leases with loans in the same amount under the senior credit facility. In connection with the subordinated secured loan, we issued to the Welsh Carson securityholders Series C warrants to purchase 6,600,000 shares of common stock at an initial exercise price of $1.80 per share. The Series C warrants have a ten-year term from the issue date.

On July 26, 2005, we completed transactions in which we issued new senior secured indebtedness totaling $259.8 million and warrants and refinanced substantially all of our existing secured indebtedness.

•	We issued $209 million principal amount of first lien, senior secured notes due 2009 and used the proceeds of this issuance to repay in full our former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. As a result of the repayment in full of the former credit facility, we expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in our audited consolidated statements of operations for 2005 appearing elsewhere in this report.

•	We also issued $50.8 million principal amount of third lien, senior secured notes due 2009. Of this amount, we issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders, in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan that the Welsh Carson securityholders had extended in connection with the March 2005 restructuring. In connection with the issuance of the third lien notes, we issued 9,000,000 Series D warrants to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase shares of a new issue of our 8% Series C convertible redeemable preferred stock, or Series C preferred stock. Each share of Series C preferred stock will be convertible into ..4445 of one share of our common stock, subject to antidilution adjustments.

•	We also entered into an amendment to our junior, second lien credit facility, which extended the maturity date of the $55.7 million of loans thereunder from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the rate at which interest accrues on such loans.

On September 1, 2005, in accordance with our strategy to sell non-core assets on a selected basis, we sold our e^deltacom data center facility located in Suwanee, Georgia and substantially all of the assets related to the e^deltacom business for a sale price of approximately $25.8 million. The e^deltacom business provided managed colocation, hosting, security data storage, monitoring and networking services and hardware solutions. This transaction resulted in net cash proceeds of $25.9 million after working capital adjustments and costs and expenses associated with the sale. We recognized a net gain on sale of the assets of $3.2 million, which is reflected as a component of “Other (expense) income” in our audited consolidated statements of operations for 2005 appearing elsewhere in this report.

Sources and Uses of Cash. During 2005, we funded our operating and capital requirements and other cash needs through cash from operations, proceeds from the March 2005 restructuring and the July 2005 refinancing and the proceeds from the sale of our e^deltacom data center assets. During 2004, we funded our operating and capital requirements and other cash needs principally through cash from operations, cash on hand and the proceeds from the sale of our Series B preferred stock in November 2004. During 2003, we funded our operating and capital requirements and other cash needs principally through cash from operations, cash on hand and the proceeds from the sale of our Series B preferred stock and common stock warrants in October 2003. Cash provided by operating activities was $28.4 million in 2005, $28.9 million in 2004 and $39.8 million in 2003. Changes in working capital were $(6.6) million in 2005, $(26.3) million in 2004 and $(5.7) million in 2003.

•	The change in working capital in 2005 was primarily attributable to reductions in our accounts payable, accrued liabilities and unearned revenue and to increased inventory. We reduced our accounts payable by making payments to network vendors at the end of December 2005, rather than at the beginning of the following month in accordance with our customary practice in other years.

•	The change in working capital in 2004 was primarily attributable to a significant reduction in our accounts payable, which was partially offset by increases in our accrued liabilities. The decrease in accounts payable resulted principally from our settlement of line cost disputes with incumbent carriers and additional payments of trade payables. Early in 2004, we initiated an effort to resolve with our vendors a significant amount of aged disputed accounts payable.

•	The change in working capital in 2003 was primarily attributable to a decrease in accrued liabilities, accrued compensation and inventory, the effect of which was partially offset by an increase in prepaid expenses and accounts payable.

Cash used for investing activities was $6.4 million in 2005, $60.9 million in 2004 and $51.9 million in 2003. We used the cash in these periods primarily to fund capital expenditures. Of cash used for investing activities, we applied $4.9 million in 2005, $10.8 million in 2004 and $4.9 million in 2003 to fund costs related to our acquisitions or proposed acquisitions of other businesses. We made capital expenditures of $28.3 million in 2005, $49.5 million in 2004 and $45.2 million in 2003.

•	Of the $28.3 million of capital expenditures in 2005, $24.8 million related to our integrated communications services business and $3.5 million to our wholesale services business. We applied $16.8 million to expansion of our network and customer base, $4.7 million to network maintenance and $6.1 million to strategic initiatives, which primarily involved investment in assets to facilitate migration of customers to our network to reduce our cost of services.

•	Of the $49.5 million of capital expenditures in 2004, $30.5 million related to our integrated communications services business and $12.4 million to the integration of BTI’s operations. During 2004, in accordance with our strategy to minimize the capital we allocate to our wholesale services business, we applied $6.6 million of capital expenditures to this business.

•	Of the $45.2 million of capital expenditures in 2003, $29.4 million related to our integrated communications services and equipment sales and related services businesses and $15.8 million related to our wholesale services business. Approximately $11.6 million of the wholesale services capital expenditures were related to a payment we made to Southern Telecom, Inc. in November 2003 to settle legal proceedings related to a portion of our rights-of-way.

Cash provided (used) by financing activities was $30.7 million in 2005, $(1.5) million in 2004 and $31.6 million in 2003.

•	Cash provided by financing activities in 2005 consisted of $241.8 million of proceeds from the issuance of secured loans and stock warrants, net of issuance costs and other long-term debt restructuring costs. These proceeds were offset in part by repayments of $211.0 million of long-term debt, capital lease obligations and other indebtedness.

•	Cash provided by financing activities in 2004 consisted primarily of $15 million of proceeds from the sale of our Series B preferred stock, which were offset by repayments of $16.6 million of long-term debt, capital lease obligations and other indebtedness.

•	Cash provided by financing activities in 2003 consisted primarily of proceeds of $27.5 million, net of issuance costs and the repayment of $7.5 million of notes payable, from the October 2003 issuance of our Series B preferred stock. These proceeds were offset by repayments of long-term debt, capital lease obligations and other indebtedness and by the reclassification to unrestricted cash of $18.5 million of restricted cash in connection with the settlement in November 2003 of a legal proceeding involving Southern Telecom, Inc.

Indebtedness. As of December 31, 2005, we had approximately $324.7 million of total long-term indebtedness, net of unamortized debt discount, including current portion, and capital leases. As of the same date, excluding deferred financing costs, this indebtedness had an overall weighted average interest rate of 13.4%, including payment-in-kind interest of 1.6%. As a result of our July 2005 refinancing, annual interest rates generally increased 3.2% on our first lien indebtedness, 2.7% on our second lien indebtedness and 3.8% on the $20.8 million portion of our third lien indebtedness that was previously outstanding, which resulted in an increase in total interest expense of approximately $4.0 million for the last two quarters of 2005 and will result in approximately $10.4 million of increased interest expense in 2006.

First Lien, Senior Secured Notes Due July 2009. In connection with our July 2005 refinancing, we issued first lien, senior secured notes due 2009 in the aggregate principal amount of $209 million. We used the proceeds of the first lien notes to repay in full the amount of our former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. The first lien notes accrue interest, payable quarterly, at an annual rate equal to the specified London Interbank Offered Rate, or LIBOR, plus 8%, with the portion of any interest in excess of a 12% annual rate payable in-kind, or PIK, at our option, and accrue PIK interest, payable on a quarterly basis, at an annual rate of 0.5%. No scheduled principal payments will be due on the first lien notes before the maturity date of July 26, 2009. Our obligations under the first lien notes are secured by first priority liens on, and security interests in, substantially all of our assets. We are subject to financial covenants under the first lien credit agreement, including a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EDITDA covenant, as EBITDA is defined for purposes of the agreement. As a result of the repayment in full of our former $204 million senior secured credit facility, we expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in our audited consolidated statements of operations for 2005 appearing elsewhere in this report.

Second Lien Secured Credit Facility Due August 2009. In connection with the July 2005 refinancing, we entered into an amendment to our junior, second lien credit agreement, under which approximately $55.7 million of loans were outstanding at the date of the refinancing. The amendment extended the maturity date of the loans from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the annual rate at which interest accrues. Under the amended agreement, the loans accrue cash interest at an annual rate equal to LIBOR plus 7.75% and accrue PIK interest, payable on a quarterly basis, at an annual rate of 0.75%. The operating and financial covenants of the second lien credit agreement were modified to be substantially consistent with the corresponding covenants under the first lien notes and the third lien, senior secured notes.

Our obligations under the second lien secured credit facility are secured by second priority liens on, and security interests in, substantially all of our assets. Under an intercreditor agreement with the lenders under the first lien notes, the lenders under the second lien secured credit facility are subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the loan parties or an insolvency of the loan parties until all obligations under the first lien notes have been paid in full. Following payment in full of the first lien notes, the obligations under the second lien secured credit facility will be secured by first priority liens on, and security interests in, the assets that previously had secured obligations under the first lien notes.

We obtained the second lien secured credit facility on October 6, 2003 when we entered into a junior credit agreement with the lenders under BTI’s former senior credit facility. Approximately $55.7 million in principal amount of indebtedness under BTI’s former senior credit facility was assumed under this new agreement.

Before the March 2005 restructuring, the indebtedness under the second lien secured credit facility was subordinate to the indebtedness under our former $204 million senior secured credit facility in right of payment and priority of security. No principal payments were permitted to be made under the second lien secured credit facility until all amounts outstanding under the senior secured credit facility were paid in full. Principal amounts outstanding under the second lien secured credit facility were payable in quarterly amounts of $3,979,644 from the third quarter of 2006 through the first quarter of 2007, in the amount of $13,979,644 for the second quarter of 2007, in quarterly amounts of $646,331 from the third quarter of 2007 through the first quarter of 2008, and in a final payment of $27,857,725 on the maturity date of June 30, 2008. Borrowings outstanding under the second lien secured credit facility generally bore interest at an annual rate that was .25% higher than the annual interest rate under the senior secured credit facility.

In the March 2005 restructuring, the second lien secured credit facility was amended to extend the maturity date by one year from June 30, 2008 to June 30, 2009, to defer the commencement of scheduled amortization payments for four fiscal quarters, and to provide that interest would accrue on outstanding borrowings at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring.

Third Lien, Senior Secured Notes Due September 2009. In connection with the July 2005 refinancing, we issued third lien, senior secured notes due September 2009 in the aggregate principal amount of $50.8 million. Of this amount, we issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan that the Welsh Carson securityholders extended in connection with the March 2005 restructuring. The third lien notes accrue interest, payable quarterly, at an annual rate of LIBOR plus 7.5%, with the portion of any interest in excess of a 12% annual rate payable in-kind at our option, and accrue additional PIK interest, payable on a quarterly basis, at an annual rate of 4.5%. No scheduled principal payments will be due on the third lien notes before the maturity date of September 26, 2009. The obligations under the third lien notes are secured by third priority liens on, and security interests in, substantially all of our assets. The operating and financial covenants under the third lien notes are substantially consistent with the corresponding covenants under the first lien notes and the second lien credit facility. Under an intercreditor agreement with the holders of the first lien notes and the lenders under the second lien credit agreement, the holders of the third lien notes are subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the third lien note obligors or an insolvency of the third lien note obligors until all obligations under the first lien notes and the second lien credit agreement have been paid in full.

In connection with the issuance of the third lien notes, we issued 9,000,000 Series D warrants to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase one share of a new issue of our Series C preferred stock, which was created on October 24, 2005, and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date of July 26, 2005 through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock will be convertible into .4445 of one share of our common stock, subject to antidilution adjustments. Each Series D warrant also will permit the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the warrant exercise date. We determined the value associated with the Series D warrants to be $13.0 million as of July 26, 2005, and are amortizing the resulting debt discount to interest cost using the interest method. Interest cost for 2005 included $1.2 million of amortized debt discount. See notes 9 and 10 to the audited consolidated financial statements appearing elsewhere in this report for additional information regarding the Series D warrants and the Series C preferred stock.

Subordinated Secured Loan. In the March 2005 restructuring, we entered into a subordinated secured loan agreement with the Welsh Carson securityholders. On the restructuring date, we drew down the full $20 million of borrowings available under this loan. In connection with the loan, we issued the lenders Series C warrants to purchase 6,600,000 shares of common stock. The resulting $7.6 million debt discount is being amortized to interest cost using the interest method. Interest cost for 2005 included $1.3 million of amortized debt discount. See note 10 to the audited consolidated financial statements appearing elsewhere in this report for additional information regarding the Series C warrants. The subordinated secured loan was terminated as part of the July 2005 refinancing.

See note 7 to the audited consolidated financial statements appearing elsewhere in this report for additional information about the terms of the secured indebtedness that we restructured and refinanced during 2005.

Capital Leases. At December 31, 2005, our outstanding obligations under capital leases totaled $33,000. As part of the March 2005 restructuring, we converted into loans under our senior credit agreement the $22 million of obligations outstanding under our principal capital lease facilities at the restructuring date.

Other Long-Term Liabilities. In connection with our acquisition of BTI, we assumed $18.5 million principal amount of unsecured senior notes that accrue interest, payable semi-annually, at an annual rate of 10.5%. The senior notes were originally issued by BTI in September 1997. In 2001, the notes were amended to remove substantially all financial and administrative covenants. The notes are due in full in 2007.

In connection with our acquisition of BTI, we assumed an unsecured vendor note in an original principal amount of $7.1 million. This note accrues interest, payable monthly, at an annual rate of 8.75%. Before the March 2005 restructuring, the note was payable on demand on or after April 30, 2006. As part of the March 2005 restructuring, we obtained an extension of the maturity date of the note to October 2006.

Cash Requirements. We have various contractual obligations and commercial commitments. We do not have off-balance sheet financing arrangements other than our operating leases.

The following table sets forth, as of December 31, 2005, our contractual obligations and commercial commitments (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt and capital lease obligations	$324,703	$7,106	$18,525	$299,072	$—
Interest on debt, capital leases and other long-term liabilities	166,387	46,228	91,400	28,759	—
Operating leases	57,590	15,894	21,079	10,806	9,811
Purchase obligations	4,100	4,100	—	—	—
Other long-term liabilities	980	980	—	—	—

Totals	$553,760	$74,308	$131,004	$338,637	$9,811

See note 7 to the audited consolidated financial statements appearing elsewhere in this report for additional information regarding our debt, capital lease obligations and operating leases.

As of December 31, 2005, we had entered into agreements with vendors to purchase approximately $4.1 million of property, plant and equipment and services in 2006 related primarily to the improvement and installation of communications facilities and services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2006 will total approximately $35 million to $40 million. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

To enhance our liquidity position, we intend to continue to pursue possible sales of assets that are not integral to our network operations. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to complete any such additional asset sales.

We believe that our cash on hand, which includes the net proceeds of the $30 million principal amount of third lien notes we received in connection with our July 2005 refinancing, and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 24 months. Our ability to meet all of our cash needs during the next 24 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing.

Based on our current business expectations, we anticipate that we will be required to refinance a portion or all of our outstanding indebtedness under our first lien notes, second lien credit agreement and third lien notes before we are required to make balloon principal payments totaling $318.1 million under these obligations when they mature beginning in July 2009. We will consider opportunities to refinance all or a portion of such indebtedness in the capital markets or in other transactions.

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board, or FASB, issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20 and SFAS No. 3.” SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement where the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings, or other appropriate components of equity or net assets in the statement of financial position, for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our consolidated results of operations or financial condition.

In March 2005, the FASB issued Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations–an interpretation of FASB Statement of Financial Accounting Standards No. 143, ‘Accounting for Asset Retirement Obligations,’” which clarifies the term “conditional asset retirement obligations” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN No. 47 were effective on December 15, 2005. The adoption of FIN No. 47 did not have a material effect on our consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which was effective for us beginning on January 1, 2006. SFAS No. 123R requires companies to measure and recognize compensation expense for all share-based payments at fair value. The FASB has issued a number of supplements to SFAS No. 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under our stock incentive plan. We will use the Black-Scholes valuation model as the method for determining the fair value of our equity awards that are issued after January 1, 2006. We will use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. We estimate that we will recognize compensation expense related to existing awards of approximately $106,000 over the remaining requisite service periods during fiscal years 2006 through 2008. We cannot yet estimate what the compensation expense impact will be on our financial statements for the awards that are issued after January 1, 2006, because the impact will depend on levels and terms of share-based payments granted after these dates and other factors, including our stock price and volatility and employee exercise behaviors. SFAS No. 123R also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R, or APIC Pool. We are currently evaluating acceptable methods for calculating our APIC Pool.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.” SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our consolidated results of operations or financial condition.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to minimal market risks. We manage the sensitivity of our results of operations to market risks by maintaining an investment portfolio consisting primarily of short-term, interest-bearing securities and by entering into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. We do not have any material foreign currency exposure.

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $317.2 million of borrowings outstanding as of December 31, 2005, under our first lien, senior secured notes, our second lien secured credit facility and our third lien, senior secured notes, all of which accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $317.2 million of variable-rate debt at December 31, 2005 would result in a fluctuation of approximately $3.2 million in our annual interest expense.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data listed in Item 15 are filed as part of this report and appear on pages F-2 through F-44.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

During the fourth fiscal quarter of 2005, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders.

Item 11.	Executive Compensation.

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions.

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services.

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of ITC^DeltaCom appear on pages F-2 through F-44 of this report and are incorporated by reference in Part II, Item 8:

Report	of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

ITC^DeltaCom—December	31, 2005
ITC^DeltaCom—December	31, 2004

Consolidated Statements of Operations:

ITC^DeltaCom—for	the year ended December 31, 2005
ITC^DeltaCom—for	the year ended December 31, 2004
ITC^DeltaCom—for	the year ended December 31, 2003

Consolidated Statements of Stockholders’ Equity (Deficit):

ITC^DeltaCom—for	the year ended December 31, 2005
ITC^DeltaCom—for	the year ended December 31, 2004
ITC^DeltaCom—for	the year ended December 31, 2003

Consolidated Statements of Cash Flows:

ITC^DeltaCom—for	the year ended December 31, 2005
ITC^DeltaCom—for	the year ended December 31, 2004
ITC^DeltaCom—for	the year ended December 31, 2003

(a)(2) The following financial statement schedule is filed as part of this report and is attached hereto on pages S-1 and S-2:

Report	of Independent Registered Public Accounting Firm as to Schedule.
Schedule	II—Valuation and Qualification Accounts.

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

Exhibit Number	Exhibit Description
2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”) and incorporated herein by reference.

*3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof), as amended by Certificate of Amendment to Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005 (the “August 1, 2005 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to Current Report of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.2.1	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2.2	Amendment No. 1 to Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

4.2.3	Amendment No. 2 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 30, 2005 Form 10-Q”) and incorporated herein by reference.

4.3.1	Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.9 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

4.3.2	Amendment No. 1 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

4.4.1	Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to the August 1, 2005 Form 8-K and incorporated herein by reference.

*4.4.2	Amendment No. 1 to Warrant Agreement, dated as of December 21, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent.

Exhibit Number	Exhibit Description
4.5	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.6	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 and incorporated herein by reference.

4.7	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

*4.8	Specimen representing the 8% Series C Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc.

4.9	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.10	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

*4.11	Form of Series C Common Stock Purchase Warrant.

4.12	Form of Series D Warrant. Filed as Exhibit 4.1 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.3.1	Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (North Carolina). Filed as Exhibit 10.49.1 to the 2000 Form 10-K and incorporated herein by reference.

10.3.2	First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (North Carolina). Filed as Exhibit 10.49.2 to the 2000 Form 10-K and incorporated herein by reference.

10.3.3	Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (North Carolina). Filed as Exhibit 10.49.3 to the 2000 Form 10-K and incorporated herein by reference.

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

Exhibit Number	Exhibit Description
†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 0-26771) and incorporated herein by reference.

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

10.7.1	Indenture, dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.7.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (File No. 0-26771), filed on November 8, 2001, and incorporated herein by reference.

10.8	Asset Purchase Agreement, dated as of August 8, 2005, by and among Quality Investment Properties Atlanta Tech Centre, L.L.C., e^Quality, L.L.C. and Quality Investment Properties—Williams Centre, L.L.C., as Purchasers, and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc., as Sellers. Filed as Exhibit 10.4 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.9.1	Note Purchase Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Note Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.1 to the August 1, 2005 Form 8-K and incorporated herein by reference.

*10.9.2	Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and TCP Agency Services, LLC, as Collateral Agent.

10.10.1	Second Amended and Restated Credit Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.1 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

*10.10.2	Second Amended and Restated Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and General Electric Capital Corporation, as Collateral Agent.

10.11.1	Securities Purchase Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.2 to the August 1, 2005 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description
*10.11.2	Amended and Restated Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and TCP Agency Services, LLC, as collateral agent.

10.12	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.13.1	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc., SCANA Corporation, Campbell B. Lanier, III and the other Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Series A Preferred Stockholders listed on the signature pages thereof. Filed as Exhibit 10.3 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.14.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.15	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “December 2003 Form S-8”) and incorporated herein by reference.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

10.17.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.2 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

*10.17.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran.

10.18.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 From 10-Q and incorporated herein by reference.

*10.18.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr.

Exhibit Number	Exhibit Description
10.19.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

*10.19.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien.

*10.20	Form of Deferred Compensation Agreement between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.21.1	ITC^DeltaCom, Inc. Executive Stock Incentive Plan, as amended and restated as of December 20, 2005.

*10.21.2	Form of Common Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.21.3	Form of Series A Preferred Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.21.4	Form of Series B Preferred Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

10.22	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.23	Description of Non-Employee Director Compensation.

*10.24	Description of Certain Management Compensatory Plans and Arrangements.

10.25	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683), and incorporated herein by reference.

*21	Subsidiaries of ITC^DeltaCom, Inc.

*23	Consent of BDO Seidman, LLP.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ITC^DeltaCom, Inc.:

We have audited the accompanying consolidated balance sheets of ITC^Deltacom, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. In 2005, the Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our 2005 audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC^Deltacom, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/    BDO Seidman, LLP

Atlanta, Georgia

February 22, 2006

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69,360	$16,599
Restricted cash	1,108	1,050
Accounts receivable, less allowance for doubtful accounts of $9,237 and $9,331 in 2005 and 2004, respectively	62,356	74,000
Inventory	4,766	3,551
Prepaid expenses and other	4,883	5,897

Total current assets	142,473	101,097

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $89,828 and $42,971 in 2005 and 2004, respectively (Note 5)	254,558	304,448

OTHER LONG-TERM ASSETS:
Goodwill (Note 6)	35,109	35,109
Other intangible assets, net of accumulated amortization of $8,046 and $5,507 in 2005 and 2004, respectively (Note 6)	12,320	20,973
Other long-term assets	12,298	2,346

Total other long-term assets	59,727	58,428

Total assets	$456,758	$463,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$34,108	$38,022
Construction	6,592	5,489
Accrued interest	2,349	1,596
Accrued compensation	5,565	4,933
Unearned revenue (Note 2)	19,128	20,411
Other accrued liabilities (Note 11)	21,840	27,814
Current portion of other long-term liabilities	980	4,714
Current portion of long-term debt and capital lease obligations (Note 7)	7,105	3,273

Total current liabilities	97,667	106,252

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 11)	4,675	7,075
Long-term debt and capital lease obligations (Note 7)	317,597	285,370

Total long-term liabilities	322,272	292,445

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 9):
Par value $0.01; 665,000 shares designated Series A in 2002; 190,286 and 175,795 shares issued and outstanding in 2005 and 2004, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	17,115	15,385
Par value $0.01; 1,200,000 shares designated Series B in 2003; 572,071 and 528,506 shares issued and outstanding in 2005 and 2004, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	51,358	46,248
Par value $0.01; 28,000,000 shares designated Series C in 2005; 0 shares issued in 2005; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—

Total convertible redeemable preferred stock	68,473	61,633

COMMITMENTS AND CONTINGENCIES (Notes 1,7 and 12)
STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock, par value $0.01; 350,000,000 shares authorized; 18,745,070 and 18,359,569 shares issued and outstanding in 2005 and 2004, respectively (Note 10)	187	184
Additional paid-in capital	286,506	284,600
Warrants outstanding (Note 10)	27,492	6,892
Accumulated Deficit	(345,839)	(288,033)

Total stockholders’ equity (deficit)	(31,654)	3,643

Total liabilities and stockholders’ equity	$456,758	$463,973

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
OPERATING REVENUES:
Integrated communications services	$414,969	$467,629	$320,675
Wholesale services	85,232	96,449	99,868
Equipment sales and related services	20,200	19,549	41,023

TOTAL OPERATING REVENUES	520,401	583,627	461,566

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	268,123	290,923	230,844
Selling, operations and administration	195,496	221,922	173,954
Depreciation and amortization	53,187	87,108	63,393
Merger-related expenses (Note 3)	135	4,828	2,141
Asset impairment loss (Note 4)	13,373	203,971	—

Total operating expenses	530,314	808,752	470,332

OPERATING LOSS	(9,913)	(225,125)	(8,766)

OTHER (EXPENSE) INCOME:
Interest expense, net of amounts capitalized	(40,508)	(21,309)	(15,917)
Interest income	1,057	430	344
Debt issuance cost write-off	(3,948)	—	—
Other income (expense)	2,463	(1,224)	—

Total other expense, net	(40,936)	(22,103)	(15,573)

LOSS BEFORE INCOME TAXES	(50,849)	(247,228)	(24,339)
INCOME TAXES (Note 8)	—	—	—

NET LOSS	(50,849)	(247,228)	(24,339)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(6,957)	(9,345)	(3,912)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(57,806)	$(256,573)	$(28,251)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(3.11)	$(14.72)	$(1.82)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 10)	18,598,549	17,426,546	15,517,216

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Warrants Outstanding	Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, January 1, 2003	14,916,667	$149	$238,184	$2,122	$(3,210)	$237,245
Common stock issued employees	32,767	1	250			251
Deferred compensation			1,147			1,147
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 9)					(745)	(745)
Stock dividends declared and accrued on Series A and Series B preferred stock					(3,166)	(3,166)
Issuance of common stock and warrants related to merger (Note 3)	2,333,334	23	25,527	4,770		30,320
Net loss					(24,339)	(24,339)

BALANCE, December 31, 2003	17,282,768	173	265,108	6,892	(31,460)	240,713
Common stock options and units exercised	53,072	1	115			116
Deferred compensation			1,771			1,771
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 9)					(3,478)	(3,478)
Stock dividends declared and accrued on Series A and Series B preferred stock					(5,867)	(5,867)
Conversion of Series A preferred stock into common stock	1,027,578	10	17,606			17,616
Unclaimed shares from reorganization	(3,849)
Net loss					(247,228)	(247,228)

BALANCE, December 31, 2004	18,359,569	184	284,600	6,892	(288,033)	3,643
Common stock units exercised	385,501	3	(3)			—
Deferred compensation			1,909			1,909
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 9)					(1,035)	(1,035)
Stock dividends declared and accrued on Series A and Series B preferred stock					(5,922)	(5,922)
Issuance of Series C warrants (Note 10)				7,600		7,600
Issuance of Series D warrants (Note 10)				13,000		13,000
Net loss					(50,849)	(50,849)

BALANCE, December 31, 2005	18,745,070	$187	$286,506	$27,492	$(345,839)	$(31,654)

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,849)	$(247,228)	$(24,339)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,187	87,108	63,393
Amortization of debt issuance costs and debt discount	5,195	572	577
Write off of debt issuance costs	3,948	—	—
Interest paid in kind	2,516	—	—
Bad debt expense	8,530	8,918	4,715
Net gain on sale of fixed and intangible assets	(1,870)	—	—
Net gain on settlement of long-term lease	(1,171)	—	—
Asset impairment loss	13,373	203,971	—
Stock based compensation	2,168	1,771	1,147
Changes in current operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable, net	759	(7,459)	(4,655)
Other current assets	(1,369)	3,787	(411)
Accounts payable	(3,634)	(22,528)	5,954
Accrued interest	753	78	107
Unearned revenue	(1,131)	(1,272)	(496)
Accrued compensation and other accrued liabilities	(1,956)	1,098	(6,160)

Total adjustments	79,298	276,044	64,171

Net cash provided by operating activities	28,449	28,816	39,832

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,427)	(48,321)	(49,829)
Change in accounts payable-construction	1,102	(1,188)	4,673
Change in restricted cash, net	142	790	(1,639)
Proceeds from the sale of e^deltacom data center assets	25,859	—	—
Proceeds from sale of fixed and intangible assets	1,054	—	—
Payments for accrued restructuring and merger costs (Note 3)	(4,880)	(10,781)	(4,859)
Other	(273)	(1,356)	(227)

Net cash used in investing activities	(6,423)	(60,856)	(51,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(211,031)	(16,576)	(14,395)
Proceeds from issuance of Series B preferred stock and common stock warrants, net of issuance costs	—	15,000	27,454
Proceeds from issuance of secured loans and stock warrants, net of issuance costs and other long-term debt restructuring costs	241,766	—	—
Use of restricted cash (Note 7)	—	—	18,535
Proceeds from exercise of common stock options	—	116	—

Net cash (used in) provided by financing activities	30,735	(1,460)	31,594

CHANGE IN CASH AND CASH EQUIVALENTS	52,761	(33,500)	19,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,599	50,099	30,554

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,360	$16,599	$50,099

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amount capitalized)	$32,044	$21,231	$14,842
NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$6,957	$9,345	$3,912
Acquisitions:
Issuance of common stock and warrants	$—	$—	$30,320

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data telecommunications services, including local exchange, long distance, high-speed or broadband data communications, and Internet connectivity, and sells customer premise equipment to the Company’s end-user customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic and selectively sells to other communications providers on a wholesale basis.

Regulation

The Company is subject to certain regulations and requirements of the Federal Communications Commission (the “FCC”) and various state public service commissions.

Liquidity

For the past several years, the Company has experienced operating losses although the Company generally experienced positive cash flow from operations. Prior to 2002, to achieve its business plan, the Company obtained significant infusions of funds from capital market transactions and credit facility borrowings to finance a substantial portion of its investing and financing activities. With the consummation of its reorganization on October 29, 2002 under Chapter 11 of the United States Bankruptcy Code, the Company significantly reduced its debt and during 2003 funded its operating and capital requirements and other cash needs principally through cash from operations and cash on hand.

In October 2003, in connection with its acquisition of BTI Telecom Corp., a facilities-based integrated communications services provider (“BTI”), the Company assumed total BTI indebtedness of approximately $111.3 million. To provide funds required to support integration expenses and capital requirements, the Company also sold 350,000 shares of preferred stock for $35 million to certain BTI securityholders consisting of investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm (the “Welsh Carson securityholders”), who after the acquisition collectively hold a majority of the Company’s voting power. On November 11, 2004, the Company exercised its right under its merger agreement with BTI to require the foregoing securityholders to purchase 150,000 additional shares of such preferred stock for an aggregate purchase price of $15 million.

As a result of adverse operating trends affecting the Company’s businesses, revenues and cash flows from operations for the second half of 2004 were significantly less than had been anticipated. In the fourth quarter of 2004, the Company took actions to limit capital expenditures, reduce the size of its workforce, and implement other measures to manage its cash resources. During the first quarter of 2005, the Company incurred continuing credit facility defaults under an affirmative operating covenant that required it to pay in a timely manner taxes and other governmental assessments, and under a related negative operating covenant that restricted it from incurring specified types of liens on its assets. These defaults were temporarily waived, during the restructuring negotiations, by the required number of lenders. At that time, based on the Company’s expected operating performance for 2005 and its current and projected liquidity position, the Company determined it would be able to meet its short-term debt service requirements only if it obtained financing to supplement its operating cash flows and restructured the indebtedness under its senior and junior secured credit facilities and principal capital leases.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 29, 2005, the Company completed a restructuring (the “March 2005 restructuring”) of its existing $259.7 million of secured indebtedness and entered into a new $20 million subordinated secured term loan agreement with the Welsh Carson securityholders, which the Company drew down in full on the restructuring date. The Company’s existing lenders required the new loan as a condition of the restructuring. The purpose of the restructuring was to stabilize the Company’s liquidity position and obtain a deferral of principal payments on most of its secured indebtedness until June 2006. The completion of the restructuring also enabled the Company to cure temporarily waived covenant defaults under its credit facilities described above. In the restructuring, the Company replaced all $22 million of obligations outstanding under its principal capital leases with loans in the same amount under the senior credit facility. In connection with this loan, the Company issued to the Welsh Carson securityholders warrants (the “Series C warrants”) to purchase 6,600,000 shares of common stock at an initial exercise price of $1.80 per share. The Series C warrants have a ten-year term from the issue date. See Note 7 for terms of the secured indebtedness following the March 2005 restructuring and Note 10 for terms of the Series C warrants.

On July 26, 2005, the Company completed transactions (the “July 2005 refinancing”) in which it issued new senior secured indebtedness totaling $259.8 million and warrants and refinanced substantially all of its existing secured indebtedness.

The Company issued $209 million principal amount of first lien, senior secured notes due 2009 (the “first lien notes”) and used the proceeds of this issuance to repay in full the Company’s former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. As a result of the repayment in full of the former senior credit facility, the Company expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations for the year ended December 31, 2005. See Note 7 for terms of the secured indebtedness following the July 2005 refinancing.

The Company also issued $50.8 million principal amount of third lien, senior secured notes due 2009 (the “third lien notes”). Of this amount, the Company issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders had extended in connection with the March 2005 restructuring. In connection with the issuance of the third lien notes, the Company issued 9,000,000 warrants (the “Series D warrants”) to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase shares of a new issue of the Company’s 8% Series C Convertible Redeemable Preferred Stock (the “Series C preferred stock”). Each share of Series C preferred stock will be convertible into .4445 of one share of the Company’s common stock (subject to antidilution adjustments). See Notes 9 and 10 for terms of the Series D warrants and the Series C preferred stock.

The Company also entered into an amendment to its junior (second lien) credit agreement that extended the maturity date of the $55.7 million of loans thereunder from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the rate at which interest accrues on such loans.

On September 1, 2005, in accordance with its strategy to sell on a selected basis assets that are not integral to its network operations, the Company sold its e^deltacom data center facility located in Suwanee, Georgia and substantially all of the assets related to the e^deltacom business for a sale price of approximately $25.8 million. The e^deltacom business provided managed colocation, hosting, security data storage, monitoring and networking services and hardware solutions. This transaction resulted in net cash proceeds of $25.9 million after working capital adjustments and costs and expenses associated with the sale. The Company recognized a net gain on sale of the assets of $3.2 million, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations for the year ended December 31, 2005.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reverse Stock Split

On September 1, 2005, the board of directors of ITC^DeltaCom declared a one-for-three reverse split (the “reverse stock split”) of ITC^DeltaCom’s outstanding shares of common stock to be effective for holders of record at the close of business on September 12, 2005. Upon effectiveness of the reverse stock split on September 13, 2005, each three shares of issued and outstanding common stock was reclassified and combined into one share of common stock (Note 10). The number of shares of common stock outstanding as reflected in the accompanying consolidated balance sheets, the consolidated statements of stockholders’ equity (deficit), the basic and diluted weighted average common shares outstanding and basic and diluted net loss per common share as reflected in the accompanying consolidated statements of operations, and the related information in the notes to consolidated financial statements have been retroactively adjusted to reflect the reverse stock split as of and for all other periods presented. The reduction in par value of outstanding common stock as a result of the reverse stock split, which in the aggregate totaled $374,000, has been reclassified to additional paid-in-capital in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) as of the dates of the transactions and balances presented.

Segment Disclosure

As a result of cost-reduction measures and organizational restructuring, the Company consolidated its broadband transport services segment into its retail services segment beginning with the first quarter of the year ended December 31, 2003. These services are managed and reported as a single business segment.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the years ended December 31, 2004 and 2003, to conform with the presentation of the financial statements for the year ended December 31, 2005.

2.	Summary of Significant Accounting Policies

Concentrations of Credit Risk, Significant Customers and Key Suppliers

Cash and cash equivalents, short-term investments and restricted cash are held with domestic financial institutions primarily with high credit ratings. The Company has not experienced any losses on its cash or cash equivalents.

The Company’s accounts receivable subject the Company to credit risk, as collateral is generally not required. The Company conducts business with a large base of customers and limits its risk of loss by billing most customers in advance for services and by terminating access on delinquent accounts. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of the Company’s consolidated operating revenues for each of the three years in the period ended December 31, 2005.

The Company leases colocation space and loops from the incumbent local exchange carriers (“ILECs”) that are major competitors of the Company, and is dependent upon the availability of this space owned by the ILECs. The Company is exposed to risk associated with failing to obtain favorable renewal contract terms with these suppliers, which include rates that are subject to industry regulation, and to risk regarding the timeliness of supplier processing of the Company’s orders for customers.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting estimates include (a) accounts receivable allowances, (b) inventory valuation, (c) restructuring liabilities, (d) useful life estimates and impairment evaluations associated with property and equipment and intangible assets, (e) expected results of disputed vendor charges for cost of service, and (f) anticipated results of litigation and claims. Actual results could differ from these estimates.

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

Long-Lived Assets

In accordance with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company conducts reviews of its long-lived assets (property and equipment and finite-lived intangible assets), in conjunction with its current business plans and operating trends at least annually for possible impairment of those assets, and further conducts such reviews for impairment whenever events or changes in circumstances indicate the carrying amount of an asset

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. The Company’s impairment review is based on cash flow analysis at the lowest level for which identifiable cash flows exist. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the asset’s carrying amount or fair value, less the cost to sell.

Substantially all property, plant and equipment was revalued to estimated fair value, which became the Company’s new cost basis, as of October 29, 2002, the effective date of the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, depreciable lives of some assets were changed.

In the three months ended December 31, 2005 and 2004, the Company recognized impairment losses in accordance with SFAS No. 144 of $13.4 million and $204.0 million, respectively (Note 4).

Property, Plant and Equipment

Depreciation begins when property, plant and equipment is placed in service. The cost to maintain, repair and replace minor items of property, plant and equipment is charged to selling, operations and administration expense as the cost is incurred. Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

Years
Buildings and towers	33 to 40
Fiber optic network	12 to 20
Furniture, fixtures and office equipment	5 to 10
Transmission equipment, electronics and other	2 to 10
Vehicles	3 to 5
Computer hardware and software	3 to 5

The Company capitalizes costs associated with the design, deployment and expansion of its network and operating support systems, including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs include personnel costs directly associated with development, enhancement and implementation of software. Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets’ estimated useful lives. No interest was capitalized for any of the three years in the period ended December 31, 2005.

Customer Acquisition Costs

The Company capitalizes customer installation and acquisition costs. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders facilities in connection with new customers acquired by the Company. Customer acquisition costs include internal personnel costs directly associated with the provisioning of new customer orders. Customer installation and acquisition costs are amortized on a straight-line basis over the two-year average term of the customer contracts, consistent with the corresponding deferred revenue earned under the contracts.

Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other separately recognized

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

intangible assets with indefinite lives are not amortized, but are subject to at least an annual assessment for impairment. See Note 6 for information regarding the Company’s intangible assets.

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

Definite-life intangibles include the value associated with customer bases acquired. The Company evaluates the recoverability of definite-life intangible assets when events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset’s carrying value to estimates of the sum of the future cash flows expected to result from the Company’s asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Definite-life intangibles are amortized over their useful lives of 5 to 8 years.

Debt Issuance Costs

Other long-term assets primarily consist of debt issuance costs that are amortized using the effective interest rate method over the lives of the related debt.

Unearned Revenue

Unearned revenue includes the liability for advance billings to customers for use of the Company’s fiber optic network and for recurring monthly charges for local and data services.

Unbilled Revenue

The Company records revenue for long distance services provided, but not yet billed, to customers. Approximately $5.3 million and $8.6 million in unbilled revenue is included in accounts receivable in the accompanying consolidated balance sheets at December 31, 2005 and 2004, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Revenue Recognition

The Company recognizes operating revenues as services are rendered to customers in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” of the Securities and Exchange Commission. The Company generates recurring revenues from its offering of local exchange services, long distance services, high-speed or broadband data communications services, and Internet services, which include Internet access, and the sale of transmission capacity to other telecommunications carriers. Revenues from these sources, which generally consist of recurring monthly charges for such services, are recognized as services are provided. Advance billings and cash received in advance of services performed are recorded as deferred revenue.

The Company generates nonrecurring revenues from the sale of telephone systems, other equipment, and services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. The Company estimates the fair value of the separate elements and recognizes revenues for a delivered element only when the remaining elements in the arrangement are delivered. These nonrecurring revenues as a percentage of total revenues were approximately 4% in the year ended December 31, 2005, 3% in the year ended December 31, 2004, and 9% in the year ended December 31, 2003.

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

On behalf of other telecommunications carriers that are the Company’s customers, the Company procures certain telecommunications services from major interexchange carriers. The Company also administers for these customers the contracts to which these telecommunications services are subject. The Company recognizes revenue equal to the net margin it earns under these arrangements as the third-party carriers provide services. For these services, the Company recorded revenues of $682,000, $2.9 million, and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company sells customers broadband transport capacity on facilities owned by utilities under marketing and management agreements with the utilities. As compensation for these services, the Company receives a percentage of the gross revenue generated by the traffic of these customers on the facilities of the utilities. Revenue equal to this margin is recognized as services are provided. For these services, the Company recorded revenues of $3.9 million, $5.7 million, and $7.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has operated an integrated technology solutions business, through which it resold computer servers, routers and other related equipment and provided professional services related to the installation and maintenance of that equipment. In the year ended December 31, 2003, this business generated net losses and a gross margin of approximately $2.5 million on revenues of approximately $22.7 million. As a result of this business’s operating losses and low gross margins as a percentage of revenues, and in order to focus on its core operations, the Company discontinued the business effective in October 2003. Discontinuation of this business did not have a material impact on the consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Services

Cost of services includes direct expenses associated with providing services to the Company’s customers and the cost of equipment sold. These costs include the cost of leasing facilities from ILECs and other telecommunication providers that provide the Company access connections to the Company’s customers, to certain components of the Company’s network facilities, and between the Company’s various facilities. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside the southern United States. These costs are expensed as incurred. Certain of these expenses are billed in advance and certain expenses are billed in arrears. Accordingly, the Company is required to accrue for expected expenses irrespective of whether these expenses have been billed. The Company utilizes internal management information to support the required accruals. Experience indicates that the invoices that are received from other telecommunication providers are often subject to significant billing disputes. The Company typically accrues for all invoiced amounts unless there are contractual, tariff, or operational data that clearly indicate support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships. The Company maintains reserves for any anticipated exposure associated with these billing disputes. The Company believes its reserves are adequate. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time the Company has historically required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt, including the senior secured and the junior secured indebtedness as refinanced on July 26, 2005, approximate their fair value as of December 31, 2005.

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

Stock-Based Compensation

At December 31, 2005, the Company had one stock-based employee compensation plan (the “Stock Incentive Plan”), which is described more fully in Note 10. The Company accounts for its plan under the intrinsic value recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Based on the additional disclosure requirements of SFAS No. 148, “Accounting for Stock-Based

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation—Transition and Disclosure,” the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Year Ended December 31,
	2005	2004	2003
Net loss (in thousands)
As reported	$(57,806)	$(256,573)	$(28,251)
Add: total stock based employee compensation expense included in net loss	2,168	1,771	1,147
Less: total stock based employee compensation expense determined under fair value method for all awards	(3,084)	(3,220)	(3,235)

Pro forma	$(58,722)	$(258,022)	$(30,339)

Basic and diluted net loss per share
As reported	$(3.11)	$(14.72)	$(1.82)
Pro forma	$(3.16)	$(14.81)	$(1.96)

The Company utilizes the Black-Scholes option valuation model and the assumptions identified in Note 10 for determining the fair value of its options for purposes of the pro forma disclosures required by SFAS No. 123.

On December 16, 2005, the board of directors of ITC^DeltaCom approved the immediate and full acceleration of the vesting of unvested stock options with exercise prices equal to or greater than $5.00 per share previously granted under the Stock Incentive Plan that were held by employees, other than executive officers. The acceleration was effective as of December 16, 2005. Each of the accelerated options had an exercise price in excess of the then-current market value of the common stock based on the closing price of $1.35 per share reported on the Nasdaq National Market on December 16, 2005. The acceleration applied to option awards granted from years ended December 31, 2002 through December 31, 2004 with respect to approximately 100,000 shares of common stock. The purpose of the acceleration was to enable the Company to reduce compensation expense associated with these options in future periods on its consolidated statements of operations, upon adoption of SFAS No. 123R, “Share-Based Payment,” which will be effective for the Company beginning on January 1, 2006. The aggregate future expense eliminated as a result of the acceleration of vesting is approximately $350,000 in years ending December 31, 2006 through December 31, 2008. The expense that otherwise would have been incurred but for the acceleration is reported in the foregoing pro forma disclosure for the year ended December 31, 2005.

Derivatives

The Company accounts for its derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was issued in June 1998, and its amendments, SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133,” and SFAS No. 138, “Accounting for Derivative Instruments and Certain Hedging Activities,” issued in June 1999 and June 2000, respectively. As a result, the Company recognized an interest rate swap in the consolidated financial statements at fair value. Changes in the fair value of the interest rate swap are recognized in the accompanying consolidated statements of operations. The net amounts paid or received and net amounts accrued through the end of the accounting period under the Company’s interest rate swap were included in interest expense. This interest rate swap was settled in the year ended December 31, 2004.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

On June 1, 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s consolidated results of operations or financial condition.

In March 2005, the FASB issued Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which clarifies the term “conditional asset retirement obligations” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN No. 47 were effective on December 15, 2005. The adoption of FIN No. 47 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which will be effective for the Company beginning on January 1, 2006. SFAS No. 123R requires companies to measure and recognize compensation expense for all share-based payments at fair value. The FASB has issued a number of supplements to SFAS No. 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under the Stock Incentive Plan. The Company will use the Black-Scholes valuation model as the method for determining the fair value of its equity awards that are issued after January 1, 2006. The Company will use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company estimates that it will recognize compensation expense related to existing awards of approximately $106,000 over the remaining requisite service periods during the years ending December 31, 2006 through December 31, 2008. The Company cannot yet estimate the compensation expense it will recognize with respect to awards that are issued after January 1, 2006, because the amount of such expense will depend on levels of share-based payments granted after that date. SFAS No. 123R also requires an entity to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the entity’s adoption of SFAS No. 123R (the “APIC Pool”). The Company is currently evaluating acceptable methods for calculating its APIC Pool.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets.” SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s consolidated results of operations or financial condition.

3.	Mergers and Acquisitions

On October 6, 2003, the Company acquired 100% of the outstanding voting stock of BTI. At the time of the acquisition, the Welsh Carson securityholders owned BTI common stock and preferred stock representing approximately 98% of the voting power of BTI capital stock. The results of BTI’s operations have been included in the consolidated financial statements since the date of merger.

As of October 6, 2003, pursuant to the merger agreement, the common stock and preferred stock of BTI was convertible into the right to receive 16,667 shares of the Company’s common stock. In addition, the Company issued to the Welsh Carson securityholders 2,316,667 shares of its common stock and warrants to purchase 1,000,000 shares of common stock at a purchase price of $25.50 per share, in exchange for the surrender for cancellation of promissory notes representing $95 million principal amount of BTI indebtedness owing to the Welsh Carson securityholders.

The aggregate purchase price was $40.2 million. The 2,333,334 shares of common stock issued in the foregoing transactions were valued at $10.95 per share based on the average net price of the Company’s common stock over the two-day period before and after the terms of the acquisition were agreed and announced. The warrants were valued at $4.77 per warrant using the Black-Scholes method of valuation. The purchase price also included direct merger transaction costs of $9.9 million, which reflect adjustments to original estimates that resulted in changes in goodwill and accrued liabilities.

On October 6, 2003, pursuant to the merger agreement and immediately prior to the effective time of the merger, some of the Welsh Carson securityholders purchased a total of 350,000 shares of a new issue of the Company’s 8% Series B Convertible Redeemable Preferred Stock (the “Series B preferred stock”) for a total purchase price of $35 million. Approximately $27.5 million of the purchase price was paid in cash and approximately $7.5 million was paid by the surrender for cancellation of approximately $7.5 million principal amount of BTI promissory notes owing to the Welsh Carson securityholders. As of October 6, 2003, these 350,000 shares of Series B preferred stock were convertible into a total of approximately 3,888,889 shares of the Company’s common stock at a conversion price of $9.00 per share of common stock.

The estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands), as adjusted, were: current assets—$35,095; property and equipment—$128,173; other non current assets—$6,942; intangibles—$40,726; total assets—$210,936; current liabilities—$58,093; long-term debt—$106,904; other long-term liabilities—$5,763; and total liabilities—$170,760. For the original purchase price allocation, the Company obtained third-party valuations of certain property, equipment and intangible assets and estimated direct transaction costs. As a result, the allocation of the purchase price was subject to refinement. Of the $38.4 million originally allocated to intangible assets, $5 million was assigned to customer relationship intangibles subject to amortization over a 5-year amortization period, $600,000 was assigned to a trade name that is not subject to amortization, and $32.7 million was assigned to goodwill. In the year ended December 31, 2004,

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a result of the final determination of the value of certain accounts receivable, accounts payable and other long-term liabilities assumed and direct transaction costs, an additional $2.4 million was assigned to goodwill. Intangibles acquired in the merger are not deductible for tax purposes.

On September 8, 2004, the Company entered into a merger agreement with Florida Digital Network, Inc. (“FDN”) and certain FDN stockholders pursuant to which the Company agreed to acquire all of the outstanding common stock and preferred stock of FDN in exchange for approximately 10,400,000 shares of the Company’s common stock. Also on September 8, 2004, the Company entered into a merger agreement with NT Corporation (“NTC”) and certain NTC stockholders pursuant to which the Company agreed to acquire all of the outstanding common stock and preferred stock of NTC in exchange for a maximum of 2,950,000 shares of the Company’s common stock. Completion of the FDN merger was a condition to the completion of the NTC merger. Effective as of December 16, 2004, the Company and certain of its stockholders and FDN and certain of FDN’s stockholders entered into an agreement pursuant to which the parties mutually terminated the FDN merger agreement. Effective as of February 28, 2005, the Company, NTC and certain of NTC’s stockholders entered into an agreement pursuant to which the parties mutually terminated the NTC merger agreement and pursuant to which the Company agreed to extend to NTC $300,000 of credits for future network access services to be rendered to NTC. In connection with these terminated mergers, the Company incurred expenses totaling $3.3 million (consisting primarily of financial advisory, legal and accounting fees), which are reflected in “Merger-related expenses” in the accompanying consolidated statements of operations.

4.	Asset Impairment

In accordance with SFAS No. 144, property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and other separately recognized intangible assets with indefinite lives are not amortized and are subject to at least an annual assessment for impairment in accordance with SFAS No. 142. The Company evaluates the recoverability of indefinite-life intangible assets on an annual basis and whenever events or circumstances indicate that these assets might be impaired. The Company determines impairment by comparing an asset’s carrying value to estimates of fair value using the best information available, which requires the use of estimates, judgments and projections. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset.

The Company had identified its trade names as indefinite-life intangibles. In the three months ended September 30, 2005, the Company discontinued use of its BTI trade name and recognized an impairment loss of $600,000, which was the amount by which the asset’s book value exceeded its fair value. In the three months ended December 31, 2005, the Company determined to discontinue future use of its ITC DeltaCom trade name as soon as the new trade name could be determined, and recognized an impairment loss of $5.6 million, which was the amount by which the asset’s book value exceeded its fair value.

In December 2004, the Company considered the following factors as evidencing the necessity of an impairment review: underperformance of the Company’s assets relative to expected historical and projected future operating results; significant negative industry trends; a significant decline in the Company’s common stock price for a sustained period; and the Company’s market capitalization relative to net book value. For

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes of its impairment review, the Company determined its retail group and its wholesale group as two separate asset groups with identifiable cash flows. Its retail group consists of those assets and liabilities associated with servicing the Company’s retail customer base, and its wholesale group consists of those assets and liabilities associated with servicing the Company’s wholesale customer base. The Company determined that the sum of the expected future cash flows was less than the carrying amount of the retail long-lived asset group (including intangibles) and recognized in the three months ended December 31, 2004, included in the accompanying consolidated statements of operations for the year ended December 31, 2004, an impairment loss of $199.9 million to its property, plant and equipment and an impairment loss of $4.0 million to its amortizable intangible customer base asset, which was equal to the excess of the carrying amount of the assets over their fair value in accordance with SFAS No. 144. The Company also performed an impairment review of its non-amortizable intangible assets, goodwill and trade name associated with its retail unit. After recognizing the impairment loss to property, plant, equipment and amortizable customer base intangible assets in accordance with SFAS No. 144, in accordance with SFAS No. 142, the Company determined that the fair value of its retail unit exceeded its carrying value, and therefore goodwill was considered not impaired. For its wholesale asset group, the Company determined that the sum of the expected future cash flows was greater than the carrying amount of the long-lived asset group, and therefore its wholesale group long-lived assets (property, plant and equipment and amortizable intangible customer base assets) were considered not impaired.

In October 2005, property and equipment were reviewed for impairment in view of the Company’s projected future operating results to evaluate whether changes in circumstances indicated that the carrying amount of its assets might not be recoverable. For its asset groups, the Company determined that the sum of the expected future cash flows was greater than the carrying amount of the long-lived asset groups, and therefore that the asset groups were not impaired, except for certain central office switching assets within its retail group that were identified with a carrying amount greater than their expected future cash flows. Consequently, the Company recognized an impairment loss to plant, property and equipment of $7.2 million in the three months ended December 31, 2005 included in the accompanying consolidated statements of operations for the year ended December 31, 2005.

5.	Property, Plant and Equipment

Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2005 and 2004 were as follows (in thousands):

	December 31,
	2005	2004
Land	$2,536	$6,536
Buildings and towers	30,614	44,461
Furniture, fixtures and office equipment	15,451	14,651
Vehicles	641	679
Fiber optic network	83,215	82,661
Transmission equipment and electronics	208,795	196,474

	341,252	345,462
Less accumulated depreciation	(89,828)	(42,971)

	251,424	302,491
Assets under construction	3,134	1,957

Property, plant and equipment, net	$254,558	$304,448

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 144, for the three months and year ended December 31, 2005, the Company recognized an impairment loss of $7.2 million to property, plant and equipment, and for the three months and year ended December 31, 2004, the Company recognized an impairment loss of $199.9 million to property, plant and equipment (Note 4). Depreciation expense was $50.6 million, $83.6 million, and $60.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

6.	Intangible Assets

Intangible assets and the related accumulated amortization as of December 31, 2005 and 2004 were as follows (in thousands):

	December 31,
	2005	2004
Goodwill	$35,109	$35,109

Other intangible assets:
Customer base	$20,316	$20,316
Trade name	50	6,164

	20,366	26,480
Less accumulated amortization	(8,046)	(5,507)

Intangible assets, net	$12,320	$20,973

The book value of goodwill was $35.1 million at December 31, 2005 and December 31, 2004. Goodwill is related to the acquisition of BTI (Note 3).

The Company had identified its trade names as indefinite-life intangibles. The book value of this indefinite-life intangible was $6.2 million at December 31, 2004. In accordance with SFAS No. 142, for the year ended December 31, 2005, the Company recognized an impairment loss of $6.2 million to its trade names (Note 4).

In accordance with SFAS No. 144, for the three months and the year ended December 31, 2004, the Company recognized an impairment loss of $4.0 million to its retail unit customer base asset (Note 4). For its wholesale unit, the Company determined that its amortizable intangible customer base asset was not impaired. Amortization expense was $2.5 million, $3.5 million, and $2.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for the years ending December 31, 2006 through December 31, 2010 is estimated to be $2.5 million per year.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Long-term Obligations and Capital Lease Obligations

Long-Term Debt

Long-term obligations and capital lease obligations at December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004
First lien, senior secured notes due July 2009	$209,535	$—
Senior secured credit facility due June 2006	—	182,010
Second lien secured credit facility due August 2009	55,900	55,715
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $6,351	14,849	—
Third lien, senior secured notes due September 2009, net of unamortized discount of $11,807	18,788	—
10 1/2% senior unsecured notes due September 2007	18,525	18,525
8 3/4% unsecured note due October 2006	7,072	7,072
Capital lease obligations at varying interest rates, maturing through April 2006	33	25,321

Total	324,702	288,643
Less current maturities	(7,105)	(3,273)

Total	$317,597	$285,370

Maturities of long-term debt at December 31, 2005 were as follows:

2006	$7,105
2007	18,525
2008	—
2009	299,072

Total	$324,702

First Lien, Senior Secured Notes Due July 2009

In connection with the July 2005 refinancing, the Company issued first lien, senior secured notes due 2009 in the aggregate principal amount of $209 million. The Company used the proceeds of the first lien notes to repay in full the amount the Company’s former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. Interstate FiberNet, Inc. (“IFN”), which is a wholly-owned subsidiary of ITC^DeltaCom, is the issuer of the first lien notes, which are guaranteed by ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries. The first lien notes accrue interest, payable quarterly, at an annual rate equal to the specified London Interbank Offered Rate (“LIBOR”) plus 8%, with the portion of any interest in excess of a 12% annual rate payable in-kind (“PIK”) at the Company’s option, and accrue PIK interest, payable on a quarterly basis, at an annual rate of 0.5%. No scheduled principal payments will be due on the first lien notes before the maturity date of July 26, 2009. The obligations under the first lien notes are secured by first priority liens on, and security interests in, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The Company is subject to financial covenants under the first lien credit agreement, including a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EDITDA covenant (as EBITDA is defined for purposes of these obligations). As a result of the repayment in full of the former $204 million

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

senior secured credit facility, the Company expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations for the year ended December 31, 2005.

Second Lien Secured Credit Facility Due August 2009

In connection with the July 2005 refinancing, the Company entered into an amendment to its junior (second lien) credit agreement, under which approximately $55.7 million of loans were outstanding at the date of the refinancing. The amendment extended the maturity date of the loans from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the annual rate at which interest accrues. Under the amended agreement, the loans accrue cash interest at an annual rate equal to LIBOR plus 7.75% and accrue PIK interest, payable on a quarterly basis, at an annual rate of 0.75%. The operating and financial covenants of the second lien credit agreement were modified to be substantially consistent with the corresponding covenants under the first lien notes and the third lien, senior secured notes.

Following the 2005 refinancing, the obligations under the second lien secured credit facility are secured by second priority liens on, and security interests in, substantially all of the assets of IFN, which is the borrower under the credit agreement, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries. Under an intercreditor agreement with the lenders under the first lien notes, the lenders under the second lien secured credit facility are subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the loan parties or an insolvency of the loan parties until all obligations under the first lien notes have been paid in full. Following payment in full of the first lien notes, the obligations under the second lien secured credit facility will be secured by first priority liens on, and security interests in, the assets that previously had secured obligations under the first lien notes.

The Company obtained the second lien secured credit facility on October 6, 2003 when IFN, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries after the acquisition of BTI, including BTI, entered into a junior credit agreement with the lenders under BTI’s former senior credit facility. Approximately $55.7 million in principal amount of indebtedness under BTI’s former senior credit facility was assumed under this new agreement and was outstanding under the facility at December 31, 2004.

Before the March 2005 restructuring, the indebtedness under the second lien secured credit facility was subordinate to the indebtedness under the Company’s former $204 million senior secured credit facility in right of payment and priority of security. No principal payments were permitted to be made under the second lien secured credit facility until all amounts outstanding under the senior secured credit facility were paid in full. Principal amounts outstanding under the facility were payable in quarterly amounts of $3,979,644 from the third quarter of 2006 through the first quarter of 2007, in the amount of $13,979,644 for the second quarter of 2007, in quarterly amounts of $646,331 from the third quarter of 2007 through the first quarter of 2008, and in a final payment of $27,857,725 on the maturity date of June 30, 2008. Borrowings outstanding under the facility generally bore interest at an annual rate that was .25% higher than the annual interest rate under the senior secured credit facility.

In the March 2005 restructuring, the second lien secured credit facility was amended to extend the maturity date by one year from June 30, 2008 to June 30, 2009, to defer the commencement of scheduled amortization payments for four fiscal quarters, and to provide that interest would accrue on outstanding borrowings at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Third Lien, Senior Secured Notes Due September 2009

In connection with the July 2005 refinancing, the Company also issued third lien, senior secured notes due September 2009 in the aggregate principal amount of $50.8 million. Of this amount, the Company issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan that the Welsh Carson securityholders had extended in connection with the March 2005 restructuring. IFN is the issuer of the third lien notes, which are guaranteed by ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries. The third lien notes accrue interest, payable quarterly, at an annual rate of LIBOR plus 7.5%, with the portion of any interest in excess of a 12% annual rate payable in-kind at the Company’s option, and accrue additional PIK interest, payable on a quarterly basis, at an annual rate of 4.5%. No scheduled principal payments will be due on the third lien notes before the maturity date of September 26, 2009. The obligations under the third lien notes are secured by third priority liens on, and security interests in, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The operating and financial covenants under the third lien notes are substantially consistent with the corresponding covenants under the first lien notes and the second lien credit facility. Under an intercreditor agreement with the holders of the first lien notes and the lenders under the second lien credit agreement, the holders of the third lien notes are subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the third lien note obligors or an insolvency of the third lien note obligors until all obligations under the first lien notes and the second lien credit agreement have been paid in full.

In connection with the issuance of the third lien notes, the Company issued 9,000,000 Series D warrants to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase one share of a new issue of the Company’s Series C preferred stock and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date of July 26, 2005 through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock will be convertible into .4445 of one share of the Company’s common stock (subject to antidilution adjustments). Each Series D warrant also will permit the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the warrant exercise date (Note 10). As described in Note 10, the Company determined the value associated with the Series D warrants to be $13.0 million as of July 26, 2005, and is amortizing the resulting debt discount to interest cost using the interest method. Interest cost for the year ended December 31, 2005 included $1.2 million of amortized debt discount.

Subordinated Secured Loan Facility

In the March 2005 restructuring, ITC^DeltaCom and its subsidiaries entered into a subordinated secured loan agreement with the Welsh Carson securityholders. On the restructuring date, the Company drew down the full $20 million of borrowings available under this facility. In connection with this loan, the Company issued the lenders Series C warrants to purchase 6,600,000 shares of common stock (Note 10). The resulting $7.6 million debt discount is being amortized to interest cost using the interest method. Interest cost for the year ended December 31, 2005 included $1.3 million of amortized debt discount.

As a part of the July 2005 refinancing, the Company issued third lien, senior secured notes due September 2009 in the principal amount of $20.8 million to the Welsh Carson securityholders in exchange for the $20 million principal plus capitalized interest evidencing the subordinated secured loan, which was terminated.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Secured Credit Facility

On October 29, 2002, the Company entered into a $156 million amended and restated senior secured credit facility in connection with its plan of reorganization under Chapter 11 of the U.S. Bankruptcy Code. Under the senior secured credit facility, before the March 2005 restructuring, interest per annum was payable on all outstanding borrowings, at the Company’s option, at a base rate plus a base rate margin, which was 1% less than the LIBOR margin, or at a specified LIBOR rate plus an applicable LIBOR margin, which was initially fixed at 4%. The LIBOR margin was adjusted quarterly and varied with the Company’s senior debt ratio, as defined in the senior secured credit facility. At December 31, 2004, the annual interest rate payable on outstanding borrowings was 5.87%. The facility provided for quarterly amortization of principal through the facility termination date of June 30, 2006, contained various financial covenants, limited the Company’s ability to pay cash dividends on its capital stock , and required the Company to prepay outstanding principal balances from excess cash flows, as defined, and from the proceeds of specified types of transactions. The financial covenants were amended in connection with the March 2005 restructuring.

On October 6, 2003, in connection with its acquisition of BTI, the Company and the existing lenders amended and restated the senior secured credit facility to add $30 million of outstanding BTI indebtedness and to add BTI as a guarantor and the BTI lenders as lenders thereunder. Before the March 2005 restructuring, under the amended and restated senior secured credit facility, payments, excluding interest, on the outstanding principal amount of $182.0 million as of December 31, 2004 were $400,000 quarterly through June 2005, $5.0 million in September 2005, December 2005 and March 2006 and $136.6 million on June 30, 2006.

The obligations under the senior secured credit facility were secured by first priority liens on, and security interests in, substantially all of the assets of IFN, which was the borrower under the facility, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries after the acquisition, including BTI. In connection with the amendment of the facility on October 6, 2003, negative covenants in the facility agreement were modified to impose additional restrictions on the ability of IFN and the other loan parties to incur indebtedness, to acquire businesses and other assets, and to make investments.

During the first quarter of 2005, the Company incurred continuing credit facility defaults under an affirmative operating covenant that required it to pay in a timely manner taxes and other governmental assessments and under a related negative operating covenant that restricted it from incurring specified types of liens on its assets. Events of default under the senior credit facility also resulted in events of default under the junior secured credit facility and the principal capital lease facilities. Before the March 2005 restructuring, the Company had obtained from its credit facility and capital lease facility lenders a limited waiver of the foregoing covenant defaults. The events of default and non-compliance with a maximum capital expenditures covenant existing immediately prior to the March 2005 restructuring were irrevocably waived by the senior secured and junior secured credit facility lenders and by the principal capital lease facility lenders on the March 2005 restructuring date.

In the March 2005 restructuring, the Company’s existing senior secured credit facility was amended to increase the principal amount outstanding thereunder to $204.0 million to include $22.0 million of obligations the Company owed under its principal capital lease facilities. The new agreement contained modified principal and interest payment terms applicable to facility indebtedness held by the lenders who elected the restructuring terms (the “electing lender loans”). At the date of the July 2005 refinancing, electing lender loans amounted to $167.6 million of total facility indebtedness of $204.0 million. The Company was not obligated to make any principal payments, other than specified prepayments, on the electing lender loans until the facility maturity date of June 30, 2006. Interest accrued on the electing lender loans at a rate of 2.5% in excess of the interest rate payable under the agreement before the restructuring. At the date of the July 2005 refinancing, the interest rate on

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the electing lender loans was 9.74% per annum. The principal and interest payment terms were not modified with respect to the indebtedness held by the credit facility lenders who did not elect the restructuring terms (the “non-electing lender loans”). At the date of the July 2005 refinancing, non-electing lender loans amounted to $36.4 million of total facility indebtedness of $204.0 million. The interest rate on the non-electing lender loans was 7.24% per annum at the date of the July 2005 refinancing. Based on the amount of the non-electing lender loans, prior to the facility maturity date, the Company was obligated to make quarterly principal payments of up to a maximum of $1.2 million in September 2005, $1.2 million in December 2005 and $1.2 million in March 2006, which would have been funded by drawings on a term loan facility. Borrowings under that facility were to be treated as electing lender loans for purposes of the agreement.

Lease Obligations

The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under non-cancelable operating leases with original or remaining periods in excess of one year and maturities of capitalized lease obligations as of December 31, 2005 were as follows (in thousands):

	Operating Leases	Capital Leases
2006	$15,894	$35
2007	13,057	—
2008	8,022	—
2009	6,574	—
2010	4,232
Thereafter	9,811	—

	$57,590	35
Less amounts representing interest		(2)

Present value of net minimum lease payments		33
Less current portion		(33)

Obligations under capital leases, net of current portion		$—

As part of the March 2005 restructuring, the Company converted into loans under its senior secured credit facility the $22.0 million of obligations outstanding under its principal capital lease facilities at the restructuring date.

Rent expense charged to operations for the years ended December 31, 2005, 2004 and 2003 was $17.9 million, $20.8 million, and $16.9 million, respectively.

The Company’s assets under capital lease had a gross book value of $19.9 million at December 31, 2004. Accumulated depreciation on these capitalized assets was $5.7 million at December 31, 2004.

Other Long-Term Liabilities

In connection with its acquisition of BTI, the Company assumed $18.5 million principal amount of unsecured senior notes that accrue interest, payable semi-annually, at an annual rate of 10.5%. The senior notes were originally issued by BTI in September 1997. In 2001, the notes were amended to remove substantially all financial and administrative covenants. The notes are due in full in 2007.

In connection with its acquisition of BTI, the Company assumed an unsecured vendor note in an original principal amount of $7.1 million. This note accrues interest, payable monthly, at an annual rate of 8.75%. Before

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the March 2005 restructuring, the note was payable on demand on or after April 30, 2006. As part of the March 2005 restructuring, the Company obtained an extension of the maturity date of the note to October 2006.

In connection with its acquisition of with BTI, the Company assumed certain accrued restructuring fees that are long-term in nature (Note 11).

8.    Income Taxes

Details of the income tax (benefit) expense for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred:
Federal	(21,561)	(86,540)	(40,003)
State	(2,529)	(10,181)	(4,706)
Increase in valuation allowance	24,090	96,721	44,709

Total deferred	—	—	—

Total (benefit) expense	$—	$—	$—

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$283,590	$210,002
Property impairment	80,249	75,989
Accounts receivable reserve	2,802	2,367
Other	8,110	7,028

	374,751	295,386

Deferred tax liabilities:
Property	(81,429)	(30,566)
Other	(5,313)	(901)

	(86,742)	(31,467)

Net deferred tax assets	288,009	263,919
Valuation allowance	(288,009)	(263,919)

Net deferred tax liabilities	$—	$—

At December 31, 2005, the Company had net operating loss carry forwards of approximately $746 million. At December 31, 2004, the Company had net operating loss carry forwards of approximately $553 million, including net operating loss carry forwards of approximately $213 million incurred by BTI prior to the date of its acquisition

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by the Company. These acquired net operating losses created additional deferred tax assets of $77 million, which are included in the foregoing table. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total change in the year ended December 31, 2005 in the valuation allowance was $24.1 million. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit an entity’s ability to utilize net operating loss carry forwards in the case of certain events, including significant changes in ownership interests. During the year ended December 31, 2002, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize pre-ownership change losses and pre-merger losses of BTI against future taxable income will be limited. The loss carry forwards expire in the years ending December 31, 2019 through December 31, 2024.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(4)
Permanent differences	3	1	(2)
Increase in valuation allowance	35	37	40

Effective income tax rate	0%	0%	0%

9.	Convertible Redeemable Preferred Stock

On October 29, 2002, in connection with its plan of reorganization under Chapter 11 of the United States Bankruptcy Code, the Company issued 300,000 shares of a new issue of its 8% Series A Convertible Redeemable Preferred Stock (the “Series A preferred stock”) for a total purchase price of $30 million. As of October 29, 2002, the Series A preferred stock was convertible into a total of approximately 1,750,000 shares of the Company’s common stock at a conversion price of $17.15 per share of common stock. On October 29, 2002, the Company also issued 1,020,000 warrants, which were exercisable for a total of approximately 340,000 shares of common stock at an exercise price of $15.35 per share of common stock. In December 2004, a Series A preferred stockholder that held approximately 50% of the outstanding shares of Series A preferred stock converted those shares into common stock. As a result, the Company recognized the unamortized discount of $2.2 million associated with those shares as a reduction of income applicable to common stockholders.

On October 6, 2003, in connection with its acquisition of BTI, the Company issued to some of the Welsh Carson securityholders a total of 350,000 shares of the Series B preferred stock for a total purchase price of $35 million (Note 3). As of October 6, 2003, the Series B preferred stock was convertible into a total of approximately 3,888,889 shares of the Company’s common stock at a conversion price of $9.00 per share of common stock. On November 11, 2004, the Company exercised its right under the BTI merger agreement to require the Welsh Carson securityholders to purchase 150,000 additional shares of the Series B preferred stock for an aggregate purchase price of $15 million. It was a condition to the obligation of the Welsh Carson securityholders to purchase these shares that the Company have unrestricted cash of less than $20 million.

As of October 29, 2005, for the Series A preferred stock, and beginning on October 6, 2006, for the Series B preferred stock, ITC^DeltaCom has the right, at its option, to redeem for cash the shares of the applicable series of preferred stock, in whole or in part (with a minimum aggregate redemption price of $5 million for the Series B preferred stock), at any time and from time to time. The redemption price per share of preferred stock in any such

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

optional redemption will be equal to the liquidation preference of $100 per share plus the amount of any accrued and unpaid dividends. The Company may not redeem the Series B preferred stock before October 6, 2006 other than in connection with a “fundamental change,” as the defined in the Company’s certificate of incorporation. If a fundamental change occurs before October 6, 2006, with respect to the Series B preferred stock, ITC^DeltaCom will have the right, at its option, to redeem for cash shares of such series of preferred stock, in whole or in part, at any time (with a minimum aggregate redemption price of $5 million), including concurrently with the occurrence of the fundamental change, and from time to time. The redemption price per share of the Series B preferred stock in any such redemption will be equal to 110% of the liquidation preference of $100 per share plus the amount of any accrued and unpaid dividends. The Company has no plans to redeem any of the Series A preferred stock or Series B preferred stock during the year ending December 31, 2006. On October 29, 2012, ITC^DeltaCom will be required to redeem for cash all outstanding shares of the Series A preferred stock and the Series B preferred stock. The redemption price per share of preferred stock in this mandatory redemption will be equal to the liquidation preference of $100 per share plus the amount of any accrued and unpaid dividends.

Dividends accrue on the Series A preferred stock and the Series B preferred stock at an annual rate of 8%. Under its certificate of incorporation, the Company has the option, instead of paying cash dividends on either series of preferred stock, to pay dividends on such series in additional shares of that series. Since its initial issuance of the Series A preferred stock on October 29, 2002 and initial issuance of the Series B preferred stock on October 6, 2003, the Company has paid all accrued dividends on the Series A and Series B preferred stock in the form of payment-in-kind dividends. Solely for purposes of calculating the dividend amount, each share of preferred stock issued as a payment-in-kind dividend is valued at its liquidation preference of $100. In addition, the Company is accreting through the redemption date of each series of preferred stock discount arising when shares of such series are issued.

The Company’s Series C preferred stock was created on October 24, 2005. If and when issued upon the exercise of the Series D warrants (Note 10), the Series C preferred stock will have a liquidation preference of $1.00 per share and will rank pari passu as to liquidation rights with, and will have dividend, redemption and other terms substantially similar to the terms of, the Company’s outstanding Series A preferred stock and Series B preferred stock. The Series C preferred stock will be redeemable at the option of the Company on or after the third anniversary of the date of first issuance, and will be subject to mandatory redemption on October 29, 2012, except that, for so long as the initial holders of the Series C preferred stock are the owners of at least 50% of the outstanding shares at such date, the Company may not redeem any shares without the prior consent of at least 50% of such initial holders unless the Company concurrently redeems a pro rata portion of the Series A preferred stock and the Series B preferred stock.

10.	Other Equity Interests

Common Stock

The Company amended its certificate of incorporation in December 2003 to increase the number of its authorized shares of common stock from 250,000,000 shares to 350,000,000 shares. There were 18,745,070 shares of common stock issued and outstanding at December 31, 2005.

On September 1, 2005, the board of directors of ITC^DeltaCom declared a one-for-three reverse split of ITC^DeltaCom’s outstanding shares of common stock to be effective for holders of record at the close of business on September 12, 2005. Upon effectiveness of the reverse stock split on September 13, 2005, each three shares of issued and outstanding common stock was reclassified and combined into one share of common stock (Note 1). The number of shares of common stock outstanding as reflected in the accompanying consolidated balance sheets, the consolidated statements of stockholders’ equity (deficit), the basic and diluted weighted average common shares outstanding and basic and diluted net loss per common share as reflected in the

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accompanying consolidated statements of operations, and the related information in the notes to consolidated financial statements have been retroactively adjusted to reflect the reverse stock split as of and for all other periods presented. The reduction in par value of outstanding common stock as a result of the reverse stock split, which in the aggregate totaled $374,000, has been reclassified to additional paid-in-capital in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) as of the dates of the transactions and balances presented.

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

As a result of the combination of the outstanding shares of common stock into a smaller number due to the reverse stock split, the Company’s certificate of incorporation provided for an automatic proportionate increase in the conversion price of the Series A preferred stock from $5.7143 to $17.15 and of the Series B preferred stock from $3.00 to $9.00. As a result of the foregoing adjustments, each series of preferred stock is convertible, immediately following the reverse stock split, into approximately one-third of the number of shares of common stock into which such series was convertible immediately before the reverse stock split.

Under the terms of the Company’s outstanding warrants to purchase common stock, the reverse stock split resulted in an automatic increase in the exercise prices of the series of warrants issued on October 29, 2002 from $5.114 to $15.35, of the series of warrants issued on October 6, 2003 from $8.50 to $25.50, and of the Series C warrants issued on March 29, 2005 from $.60 to $1.80. Upon the foregoing adjustments, the terms of each such series of warrants provided for an automatic proportionate reduction in the total number of shares of common stock that are issuable upon exercise of such series. As a result, immediately following the reverse stock split, each of the foregoing series of warrants is exercisable for approximately one-third of the number of shares of common stock for which such series was exercisable immediately before the reverse stock split.

Warrants

In connection with the subordinated secured loan agreement with the Welsh Carson securityholders entered into in connection with the March 2005 restructuring (Note 7), the Company issued to the lenders Series C warrants to purchase 6,600,000 shares of common stock at an initial exercise price of $1.80 per share. The Series C warrants have a ten-year term from the issue date. The Company used the Black-Scholes pricing model to value the Series C warrants and determined the fair value allocation of the proceeds to the Series C warrants to be $7.6 million. The resulting debt discount is being amortized to future interest cost using the interest method.

In connection with the July 2005 refinancing, the Company issued 9,000,000 Series D warrants to the third lien note purchasers other than the Welsh Carson securityholders (Note 7). Each Series D warrant will entitle the holder to purchase one share of a new issue of the Company’s Series C preferred stock (Note 9) and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date of July 26, 2005 through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock will be convertible into .4445 of one share of the Company’s common stock (subject to antidilution adjustments). Each Series D warrant also will permit the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the warrant exercise date. The Series D warrants will be first exercisable on June 30, 2007, unless exercisability is triggered earlier upon a change of control of the Company or, subject to specified exceptions, dispositions by the Welsh Carson securityholders of their ITC^DeltaCom securities. The exercise price of the Series D warrants will be between

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$.01 and $.50 and will be fixed as of the initial exercise date based on the Company’s consolidated EBITDA, or net income (net loss) before interest expense, income tax expense, depreciation expense and amortization expense (subject to specified adjustments) for the last twelve months ended March 31, 2007 (or, in the event of early exercisability, for the EBITDA measurement period specified in the agreement). Any warrant not exercised on or before July 1, 2009 will expire on that date. At the first stated exercise date of June 30, 2007 and the expiration date of July 1, 2009, the Series D warrants will be exercisable for approximately 10,500,000 shares and 12,300,000 shares of Series C preferred stock, respectively, which will be convertible into approximately 4,700,000 shares and 5,500,000 shares of common stock, respectively. In determining the value associated with the Series D warrants, the Company assessed the value attributable to (a) the fixed income component of the Series C preferred stock by determining the present value of the future cash-flow stream attributable to the Series C preferred stock and (b) the call option on the Company’s common stock inherent in the conversion right based on a Black-Scholes valuation model, and determined the fair value allocation of the proceeds to the warrants to be $13.0 million. The resulting debt discount is being amortized to future interest cost using the interest method.

Equity Grants

In February 2005, as an inducement material to their entering into employment with the Company, the Company agreed to grant to three newly hired officers a total of 7.25% of each class or series of the Company’s equity securities, calculated on a fully diluted basis, outstanding immediately after completion of the restructuring of the Company’s capital structure. The restructuring was implemented through the March 2005 restructuring and the July 2005 refinancing. The equity securities subject to the grants consisted of units for the Company’s common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 and, in addition, the Series D warrants as of July 26, 2005. Of each class of securities, 60% of the securities vest ratably over three years on each anniversary of the officer’s initial employment date and 40% of the securities are subject to vesting based on future achievement of performance objectives. Stock-based compensation expense equal to the $4.4 million fair market value of the units for the common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 is being recognized for 60% of each class of securities over the three-year vesting period beginning in the three months ended March 31, 2005, and for 40% of each class of securities based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of up to three years under the agreements. The fair market value of the equity securities to be issued as a result of the March 29, 2005 restructuring was determined based on the number of shares of common stock subject to the grants, in the case of the common stock to be issued, and on an as-if-converted into common stock basis based on the conversion price of the preferred stock, in the case of each series of preferred stock to be issued. The fair market value of the common stock was determined based on the trading price of the Company’s common stock as quoted on the Nasdaq National Market on March 29, 2005, which was the date of consummation of the March 2005 restructuring. Stock-based compensation expense equal to the $1.1 million fair market value of the Series D warrants as of July 26, 2005 is being recognized for 60% of the Series D warrants over the three-year vesting period, and for 40% of the Series D warrants based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of up to three years under the agreements. Based upon its estimate of expected performance results adjusted for actual results in the year ended December 31, 2005 and projected future performance results, the Company did not recognize any stock-based compensation expense in the year ended December 31, 2005 in connection with the performance-based awards because achievement of the performance objectives was not considered probable. In determining the value associated with the Series D warrants issued as a result of the July 2005 refinancing, the Company assessed the value attributable to (a) the fixed income component of the Series C preferred stock by determining the present value of the future cash-flow stream attributable to the Series C preferred stock and (b) the call option on the Company’s common stock inherent in the conversion right based on a Black-Scholes valuation model.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ITC^DeltaCom, Inc. Stock Incentive Plan

Effective on October 29, 2002 in connection with the Company’s reorganization under Chapter 11 of the United States Bankruptcy Code, its board of directors adopted the ITC^DeltaCom, Inc. Stock Incentive Plan. The Stock Incentive Plan was amended and restated in October 2003 and approved as amended and restated by the Company’s stockholders in December 2003. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. The Company may issue up to 2,433,334 shares of common stock, of which no more than 1,216,667 shares may be issued upon the exercise of incentive stock options. In any fiscal year, no participant may be awarded options or restricted stock and stock units for more than 333,334 shares or stock appreciation rights for more than 166,667 shares. The compensation committee of the board of directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and terms of any awards.

On November 20, 2002, in accordance with its plan of reorganization, the Company granted to its executive officers stock units for a total of 333,334 shares of its common stock. These stock units vested as to one-third of the shares subject to the award as of the grant date and as to an additional one-third of the shares subject to the award on each of the first and second anniversaries of the grant date. Compensation expense in the total amount of $2,650,000 was charged to income over the two-year vesting period beginning on the date of the grants.

On October 28, 2003, the Company granted to its officers, including its executive officers, stock units for a total of 272,000 shares of its common stock, of which 86,000 shares had been canceled as of December 31, 2005. These stock units vested as to one-fourth of the shares subject to the award on each of the first and second anniversaries of the grant date and will vest as to an additional one-fourth of the shares subject to the award on each of the third and fourth anniversaries of the grant date. Compensation expense in the total amount of $2.6 million will be charged to income over the four-year vesting period beginning on the date of the grants.

On January 27, 2004, the Company granted to its officers, including its executive officers, stock units for a total of 43,335 shares of its common stock, of which units for a total of 11,667 shares had been canceled as of December 31, 2005. These stock units vested as to 2,917 shares subject to the award as of the first anniversary of the grant date and will vest as to 12,917 shares as of the second anniversary of the grant date and as to 7,917 shares as of the third and fourth anniversaries of the grant date. Compensation expense in the total amount of $674,000 will be charged to income over the four-year vesting period beginning on the date of the grants.

On July 27, 2004, the Company granted to its officers, including its executive officers, stock units for a total of 6,670 shares of its common stock, of which units for a total of 2,668 shares had been canceled as of December 31, 2005. These stock units will vest as to one-third of the shares subject to the award on each of the first, second and third anniversaries of the grant date. Compensation expense in the total amount of $766,000 will be charged to income over the three-year vesting period beginning on the date of the grants.

The Company granted to its officers, including its executive officers, stock units for a total of 170,838 and 184,337 shares of its common stock on May 10, 2005 and November 8, 2005, respectively. These stock units will vest as to one-fourth of the shares subject to the award on each of the first through fourth anniversaries of the grant date. Compensation expense in the total amount of $619,000 will be charged to income over the four-year vesting period beginning on the date of the grants.

Compensation expense in the amount of $2.2 million, $1.8 million and $1.2 million was charged to income for the years ended December 31, 2005, 2004 and 2003, respectively, for these stock units.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Statement of Financial Accounting Standards No. 123

The Company accounts for its stock-based compensation plans under APB Opinion No. 25 under which no compensation cost is recognized for options granted with a per share exercise price equal to the fair market value of the Company’s common stock at the grant date. The Company has computed, for pro forma disclosure purposes, the value of all options to purchase shares of common stock granted to employees of the Company using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
Assumptions	2005	2004	2003
Risk-free interest rate	3.85%	3.36%	4.55%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	5 years	5 years	5 years
Expected volatility	140.00%	110.00%	84.00%

The weighted-average fair value of options granted under the Stock Incentive Plan during the years ended December 31, 2005, 2004 and 2003 was $1.68, $5.82 and $3.58, per share, respectively.

The total fair value of options granted to employees of the Company under the Stock Incentive Plan during the years ended December 31, 2005, 2004 and 2003 was computed as approximately $157,000, $841,000, and $985,000, which would be amortized on a pro forma basis over the three-year and four-year vesting periods of those options.

If the Company had accounted for these options in accordance with SFAS No. 123, “Accounting for Stock- Based Compensation,” the Company’s net loss for the years ended December 31, 2005, 2004 and 2003, would have increased as follows:

	Year Ended December 31,
	2005	2004	2003
Net loss (in thousands)
As reported	$(57,806)	$(256,573)	$(28,251)
Add: total stock based employee compensation expense included in net loss	2,168	1,771	1,147
Less: total stock based employee compensation expense determined under fair value method for all awards	(3,084)	(3,220)	(3,235)

Pro forma	$(58,722)	$(258,022)	$(30,339)

Basic and diluted net loss per share
As reported	$(3.11)	$(14.72)	$(1.82)
Pro forma	$(3.16)	$(14.81)	$(1.96)

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 16, 2005, the board of directors of ITC^DeltaCom approved the immediate and full acceleration of the vesting of unvested stock options with exercise prices equal to or greater than $5.00 per share previously granted under the Stock Incentive Plan that were held by employees, other than executive officers. The acceleration was effective as of December 16, 2005. Each of the accelerated options had an exercise price in excess of the then-current market value of the common stock based on the closing price of $1.35 per share reported on the Nasdaq National Market on December 16, 2005. The acceleration applied to option awards granted from the years ended December 31, 2002 through December 31, 2004 with respect to approximately 100,000 shares of common stock.

A summary of the status of options issued for the periods indicated is as follows:

	Shares	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2002	1,020,000	$14.67
Granted	132,513	$10.73
Exercised	—	—
Forfeited	(125,861)	$14.31

Outstanding at December 31, 2003	1,026,652	$14.27
Granted	69,417	$17.46
Exercised	(14,072)	$8.29
Forfeited	(147,605)	$14.87

Outstanding at December 31, 2004	934,392	$14.45
Granted	104,336	$1.68
Exercised	—	—
Forfeited	(332,070)	$14.67

Outstanding at December 31, 2005	706,658	$12.70

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date at December 31, 2005:

Range of Exercise Prices	Outstanding as of Dec. 31, 2005	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of Dec. 31, 2005	Weighted Average Exercise Price
$1.68	104,336	9.6	$1.68	—	$—
$5.46-$7.80	172,784	6.9	$7.696	169,242	$7.68
$11.10-$13.86	66,630	7.9	$12.20	66,380	$12.20
$15.84-$21.27	362,908	7.8	$18.35	362,908	$18.35

At December 31, 2005, options to purchase 598,530 shares of the Company’s common stock with a weighted average exercise price of $14.67 per share were exercisable by employees of the Company.

At December 31, 2005, 800,307 shares remained available for grant under the Stock Incentive Plan.

Option vesting schedules generally range from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.	Restructuring

In December 2003, in connection with the integration of BTI, the Company implemented reductions to its workforce and leased office space. The Company recorded restructuring charges for employee severance and related costs and office lease termination costs of approximately $1.2 million, which are included in merger-related expenses in the accompanying consolidated statements of operations. The Company also recorded retention bonuses of $822,000 in the three months ended December 31, 2003 for continuing services, which are also included in merger-related expenses, and assumed $442,000 of retention cost liabilities incurred by BTI prior to the acquisition. The Company also recorded approximately $124,000 of other restructuring charges. As part of the BTI acquisition (Note 3), the Company assumed accrued restructuring liabilities of approximately $6.4 million and recorded additional charges of approximately $4 million in connection with the acquisition, which were associated with long-term leases for unused facilities, net of estimable sublease income. The Company also assumed accrued restructuring liabilities of approximately $1.6 million and recorded additional employee severance charges of approximately $4 million in connection with the acquisition. In connection with the merger, in the year ended December 31, 2004, the Company recorded additional retention bonuses of $298,000 for continuing services and $138,000 additional employee severance costs, which are included in merger-related expenses, and accrued additional office and site lease termination costs of approximately $2.5 million, which were included in the adjustment of the original purchase price allocation.

In December 2004, the Company implemented a plan to reduce its workforce by approximately 230 employees, or approximately 11% of the workforce, as a cost-reduction measure, beginning on December 17, 2004, with completion planned by March 31, 2005. The Company recorded a restructuring accrual of approximately $1.6 million for employee severance costs related to this workforce reduction that were included as components of selling, operations and administrative expense.

In December 2005, the Company implemented a plan to close certain financial and network service functions in its former headquarters location in West Point, Georgia and to relocate those business activities to its other locations in Huntsville and Anniston, Alabama. Approximately 65 employee positions are being relocated pursuant to the plan. The plan was adopted for the purpose of reorganizing the affected functions to enhance the focus of the Company’s operations. In connection with the plan, the Company paid and recognized expense of $111,000 of termination benefits for severance, retention and relocation in the year ended December 31, 2005.

The following table reflects activity associated with accrued restructuring charges from January 1, 2005 through December 31, 2005, which are recorded in accrued liabilities (in thousands):

	Balance at December 31, 2004	Accruals	Payments	Balance at December 31, 2005
Restructuring charges:
Employee severance	$1,883	$185	$1,959	$109
Office space leases	9,557	135	3,959	5,733

Total	$11,440	$320	$5,918	$5,842

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the table below.

	Balance at December 31, 2004	Balance at December 31, 2005
Other accrued liabilities	$4,365	$1,348
Long-term restructuring liabilities	7,075	4,494

Total	$11,440	$5,842

12.	Commitments and Contingencies

Purchase Commitments

At December 31, 2005, the Company had entered into agreements with vendors to purchase approximately $4.1 million of equipment and services during the year ending December 31, 2006 related to the improvement and installation of switches, other network equipment and certain services.

Legal Proceedings

In the normal course of business, the Company is subject to various litigation. Management does not believe that there are any legal proceedings pending against the Company, other than those described below, that likely could have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Regulatory Proceedings. The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by the regional Bell operating companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including the Company. If successful, these initiatives could make it more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

Proceedings Affecting Rights-of-Way. To maintain its fiber optic network, the Company has obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. The Company may not be able to continue to use or have access to all of its existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of the Company’s significant licenses to use the rights-of-way of others, including its licenses to use the rights-of-way of Mississippi Power Company, Gulf Power Company, Georgia Power Company, Kansas City Southern Railroad and Illinois Central Railroad. These pending proceedings affected approximately 1,600 route miles of the Company’s network as of December 31, 2005. If some of these or similar future challenges are successful, or if the Company otherwise is unsuccessful in maintaining or renewing its rights to use its network easements, rights-of-way, franchises and licenses, the Company may be compelled to abandon significant portions of its network, which would require it to incur additional expenditures and to pay substantial monetary damages. The results of these challenges, some of which are described below, are uncertain and, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mississippi Power Company Rights-of-Way. A portion of the Company’s network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several real property owners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. The Company became a party to the proceeding after the January 1999 order. The property owners sought compensatory damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for the Company’s use of the route. The Circuit Court of the First Judicial District of Jasper County entered an order directing the Company not to use that portion of its fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency. In December 2005, a settlement agreement was entered and each of the cases has been or is expected to be dismissed. In January 2006, the order that restricted the Company’s use of the fiber optic network in Jasper County was vacated. As part of the settlement, the property owners will grant Mississippi Power Company an easement that allows for the Company’s use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties.

The Company initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which it sought a declaratory judgment confirming its continued use of fiber optic cables in Mississippi Power Company’s rights-of-way on 37 parcels of real property and 63 parcels of real property, respectively, or, alternatively, condemnation of the right to use the fiber optic cables upon payment of just compensation to the property owners. Some of the defendants in the August 2001 proceeding have filed counterclaims against Mississippi Power Company and are seeking a constructive trust upon the revenues earned on those rights-of-way, together with compensatory and punitive damages. As a part of the settlement of the Jasper County proceedings discussed above, the Company’s suits for declaratory judgment and all of the remaining counterclaims will be dismissed. Some parties to the 37-parcel proceeding who had been dismissed from the proceeding before the Jasper County settlement are not bound by the settlement and have filed new proceedings against Mississippi Power Company and the Company. It is possible that additional parties who are not subject to the settlement may do the same. In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and the Company by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of real property located in Lamar County, Mississippi. Both plaintiffs also were defendants in the 37-parcel proceeding. The plaintiffs have not specified the amount of damages they are seeking. Similarly, in November 2004, another former defendant in the 37-parcel proceeding sued the Company and Mississippi Power Company in the Chancery Court of Jones County, Mississippi, to enjoin the Company’s use of fiber optic cables in Mississippi Power Company’s rights-of-way over the plaintiff’s property and to recover all property.

In December 2002, two civil actions were filed against Mississippi Power Company and the Company in the Circuit Court of Smith County, Mississippi, by a single attorney. The plaintiffs are real property owners and allege trespass on the basis that the documents granting Mississippi Power Company the rights to cross the plaintiffs’ property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. One of the proceedings has been previously dismissed, and as part of the settlement of the Jasper County litigation discussed above, the other proceeding will be transferred to the Circuit Court of the First Judicial District of Jasper County, Mississippi, and dismissed as part of the settlement.

Before it was dismissed, the 37-parcel proceeding was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which the Company was made a

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

defendant. The pending proceeding was initiated by real property owners claiming to represent a class of real property owners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. The plaintiffs also seek an injunction against the Company’s use of fiber optic cables in Mississippi Power Company’s rights-of-way. The case is still pending, but has been stayed because of the bankruptcy of another defendant. None of the plaintiffs has an individual claim against the Company, so the Company anticipates that it could be materially adversely affected only if a class is certified.

Since 2002, over 220 lawsuits have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, MCI and the Company. Each plaintiff claims to be the owner of real property over which Mississippi Power Company has an easement and that MCI and/or the Company have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claimed trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also sought $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by MCI and the Company of the fiber optic cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. In December 2004, a settlement agreement was entered and each of the cases has been or is expected to be dismissed, because the plaintiffs have granted Mississippi Power Company an easement that allows for the Company’s use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. Proceedings are underway to effectuate the settlement and to obtain dismissal of the few remaining claims by property owners who have not already signed the settlement documents.

In 2002, a lawsuit on behalf of five real property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, alleging trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment in connection with the use of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. In May 2004, the Company was added as a defendant in the lawsuit, upon the court’s order, on the basis that the Company uses the fiber optic cables for the provision of telecommunications services to its customers. The plaintiff is seeking rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. In September 2004, the court granted Mississippi Power Company’s motion for partial summary judgment and issued a final order that the plaintiffs are not entitled to any compensation for trespass damages. The plaintiffs have appealed the order to the Mississippi Supreme Court. The plaintiffs did not appeal the order as applied against the Company, and the Company has been dismissed from the proceeding. Despite our dismissal, the Company could lose its ability to use Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties.

In September 2002, Mississippi Power Company and the Company were sued in the Circuit Court of Jasper County, Mississippi, by the owners of 75 parcels of real property located in various Mississippi counties. The plaintiffs allege that Mississippi Power Company and the Company have violated the property owners’ rights with regard to the use of Mississippi Power Company’s easements across their properties. The allegations are similar to those made in other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy, and seek from each plaintiff $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of the gross revenues derived from use of the rights-of-way, and court costs. Although MCI is not a party to this proceeding, during the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company had removed this action to the United States District Court for the Southern District of Mississippi and requested that the action be transferred to the United

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

States Bankruptcy Court for the Southern District of New York, which administered MCI’s bankruptcy proceedings. There have been no further material developments in this matter.

In July 2002, nine lawsuits on behalf of 101 real property owners were filed against Mississippi Power Company, Southern Company and the Company in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. During the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company sought to change the venue of these proceedings, but the proceedings have been returned to the original venue. There have been no further material developments in this matter.

Gulf Power Company Rights-of-Way. The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. During 2000, Gulf Power Company was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claim to represent a class of all real property owners over whose property Gulf Power Company has facilities that are used by third parties. The real property owners have alleged that Gulf Power Company does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. In March 2002, the court dismissed this matter without prejudice on the basis that, among other matters, there was no additional burden on the property as a result of third-party use of the rights-of-way for telecommunications purposes and that the easements were broad enough in scope to permit such third-party use. However, the court permitted the plaintiffs to amend their complaint to allege additional facts to support their contention that there is an additional burden on the property because of the maintenance requirements of the fiber routes and the placement of buildings and other physical telecommunications equipment on the rights-of-way. In November 2003, following the filing of an amended complaint, the trial court granted the plaintiffs’ motion for partial summary judgment on various grounds. In January 2005, the court allowed the plaintiffs to file a further amended complaint in which a new plaintiff was added and several plaintiffs were dismissed. The new amended complaint asserts, as causes of action against the Company, declaratory judgment, supplemental relief under Florida’s Declaratory Judgment Act, constructive trust and unjust enrichment, trespass, and temporary and permanent injunctive relief. In November 2005, the trial court entered a final declaratory judgment for the plaintiffs. In that decision, the court ruled that the easements do not allow general telecommunications use and that Gulf Power Company did not have the right to apportion the easement for general telecommunications purposes. The trial court has not yet addressed any issues relating to damages. Gulf Power Company and the Company are appealing the ruling to the Florida First Circuit Court of Appeals.

Georgia Power Company Rights-of-Way. The Company uses rights-of-way of Georgia Power Company in Georgia for a portion of its network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of real property owners. The plaintiffs have alleged that Georgia Power Company and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. The Company was made a party to the suit in January 2002. In January 2005, the court granted the plaintiffs’ motion for partial summary judgment and denied defendants’ motion for partial summary judgment, holding that Georgia Power Company had the right to use the easements for communications directly related to the transmission and distribution of electricity, but that the easements do not afford Georgia Power Company the right to allow any other party, including the Company, the right to use the rights-of-way for the transmission of telecommunications services. In November 2005, the Georgia Court of Appeals reversed the trial court’s ruling and held that the easements were not limited to communications directly related to the transmission and distribution of electricity and that Georgia Power Company’s easements allow use for fiber optic

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

communication lines. The Georgia Court of Appeals remanded to the trial court the question whether the easements were divisible so as to allow use by persons other than Georgia Power Company, including the Company. The plaintiffs are seeking review of the appellate court ruling by the Georgia Supreme Court.

In November 2002, a civil action was filed in the Superior Court of Walton County, Georgia, against Georgia Power Company and the Company. The plaintiff, claiming to be representative of a class of all real property owners over which Georgia Power Company has facilities, alleges that the documents granting Georgia Power Company the rights to cross the plaintiff’s property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. The civil action claims trespass and unjust enrichment. There are no specified dollar amounts demanded in the complaint, but the relief sought includes compensatory damages, punitive damages, attorneys’ fees and injunctive relief requiring the removal of the fiber optic facilities from the plaintiff’s property. This matter has been stayed by agreement of the parties pending the outcome of the Decatur County proceeding described above, as that case may encompass some of the same claims and legal issues.

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. In March 2003, a complaint was filed against the Company in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are the owners of the real property across which certain rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad are located. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad across Mississippi. The plaintiffs claim that the documents granting the rights-of-way do not permit the installation and operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorneys’ fees, an accounting of amounts paid to Kansas City Southern Railroad and Illinois Central Railroad and declaratory relief regarding the parties’ rights. The Company denied the allegations, but counter-claimed for the certification of a class of counter-defendants. The Company sought a declaration that the Company has the right to use the rights-of-way or, alternatively, to condemn such rights. In September 2004, the district court found that neither the class requested by the plaintiffs, nor the class of counter-defendants, should be certified. Our appeal of the district court’s refusal to certify a class of counter-defendants was denied by the United States Court of Appeals for the Fifth Circuit. In February 2005, the district court dismissed the claims of the remaining plaintiffs. The plaintiffs have appealed this decision to the Fifth Circuit Court of Appeals. The Company has filed a cross-appeal. The parties are briefing this matter before the Fifth Circuit Court of Appeals.

A lawsuit was filed against the Company in Richland Parish, Louisiana, in July 2003 and removed to the United States District Court for the Western District of Louisiana, Monroe Division, in August 2003. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the real property which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses some fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation or operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorneys’ fees. In July 2004, the court found that the class should not be certified. One plaintiff voluntarily dismissed his claim when discovery revealed that he had no rights in the property identified in the complaint. The only remaining named plaintiff asserts a claim based on ownership of

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

less than one mile of property over which the Company uses fiber optic cable within the rights-of-way. During 2005, the parties agreed in principle to settle the proceeding and are engaged in finalizing the settlement.

ITC^DeltaCom’s Suit for Rights-of-Way Indemnification. In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company has obtained by agreement use of rights-of-way for our fiber optic telecommunications networks. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend us against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. The Company filed for summary judgment in December 2001, and the defendants subsequently filed a motion for summary judgment. The defendants also have filed a counterclaim requesting, among other relief, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. In September 2004, the court issued an order denying the Company’s motion and the defendants’ motion for summary judgment and staying the proceeding pending a final determination of the property owner proceedings that form the basis for the Company’s claims. The Company appealed this order to the Georgia Court of Appeals, which denied the appeal on procedural grounds. The proceeding remains stayed pending developments in the various proceedings described above affecting the rights-of-way of Mississippi Power Company, Gulf Power Company and Georgia Power Company used by the Company.

13.	Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan. The Company offered matching of employee contributions at a rate of 100% of up to the first 2% of employee contributions and 50% of up to the next 4% of employee contributions for the year ended December 31, 2002. As of January 1, 2003, the Company offers matching of employee contributions at a rate of 50% on the first 4% of employee contributions. Total matching contributions made to the Company’s plan and charged to expense by the Company for the years ended December 31, 2005, 2004 and 2003, were $915,000, $1.2 million and $859,000, respectively. No discretionary contributions were made for the years ended December 31, 2005, 2004 or 2003.

14.	Related Party Transactions

The Company has adopted a policy requiring that any material transactions between the Company and certain persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arm’s-length transactions with independent third parties.

The following is a summary of certain transactions during the years ended December 31, 2005 and 2004 among the Company and its directors, executive officers, beneficial owners of more than 5% of its common stock or either series of its outstanding preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

Transactions With the Welsh, Carson, Anderson & Stowe Group and the Welsh Carson Securityholders

The members from time to time of the Welsh, Carson, Anderson & Stowe Group have collectively constituted the Company’s largest common stockholder since October 29, 2002 and the largest Series B preferred stockholder since October 6, 2003. The current members of the Welsh, Carson, Anderson & Stowe Group are Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS VIII Associates, LLC, WCAS Capital Partners III, L.P., WCAS CP III Associates, L.L.C., Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

McInerney, Robert A. Minicucci, Anthony J. de Nicola, Paul B. Queally, Jonathan M. Rather, D. Scott Mackesy, John D. Clark, James R. Matthews and Sanjay Swani. Welsh, Carson, Anderson & Stowe is a private equity investment firm. The current members of the Welsh, Carson, Anderson & Stowe Group, together with certain former affiliates and former and current employees of Welsh, Carson, Anderson & Stowe, constitute the Welsh Carson securityholders referred to elsewhere in these notes to consolidated financial statements.

On October 6, 2003, the Company acquired 100% of the outstanding voting stock of BTI. At the time of the acquisition, the Welsh Carson securityholders owned BTI common stock and preferred stock representing approximately 98% of the voting power of the BTI capital stock. See Notes 3 and 9 for additional information concerning the interests of the Welsh Carson securityholders in the BTI acquisition and related transactions.

The Welsh Carson securityholders and some of their affiliates, including BTI before it was acquired by the Company and other portfolio companies, sold telecommunications services to, and purchased telecommunications and related services from, the Company in the ordinary course of business on arm’s-length terms. The amount of the purchases by the Welsh Carson securityholders and their affiliates of telecommunications and related services from the Company totaled approximately $600,000 for the year ended December 31, 2003. The sales by the Welsh Carson securityholders and their affiliates of telecommunications services to the Company totaled approximately $1.1 million for the year ended December 31, 2003.

On November 12, 2004, the Company completed the issuance and sale to Welsh, Carson, Anderson & Stowe VIII, L.P. and its affiliates and associates who were parties to the BTI merger agreement of a total of 150,000 shares of the Series B preferred stock at a price of $100 per share and for a total cash purchase price of $15 million. The sale represented the remaining cash investment available under the BTI merger agreement.

In connection with the March 2005 restructuring, the Company obtained a $20 million subordinated secured loan from the Welsh Carson securityholders on March 29, 2005. Under that loan, no principal payments could be made until all amounts outstanding under the Company’s senior and junior secured credit facilities were paid in full. The outstanding principal amount under the subordinated loan agreement was payable in a single payment on the maturity date. Interest was payable on the loan at an annual rate of 12% in payment-in-kind interest by an increase in the principal loan amount until repayment of the senior and junior secured credit facilities and, at the Company’s option, in PIK or cash thereafter. The obligations under the subordinated loan agreement were secured by third priority liens on, and security interests in, substantially all of the assets of the Company and all of its subsidiaries. The loan was terminated on July 26, 2005 upon the Company’s issuance to the Welsh Carson securityholders of $20.8 million principal amount of third lien, senior secured notes as part of the July 2005 refinancing.

On March 29, 2005, in connection with the $20 million subordinated secured loan the Company received from the Welsh Carson securityholders, the Company issued to such lenders Series C warrants with a ten-year term to purchase 6,600,000 shares of the Company’s common stock. See Note 10 for terms of the Series C warrants.

In connection with the July 2005 refinancing, the Company issued $20.8 million in principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders had extended in connection with the March 2005 restructuring. See Note 7 for terms of the third lien notes.

The Company paid the Welsh Carson securityholders a total of $276,000 for the year ended December 31, 2005 for reimbursement of professional services incurred by these securityholders in connection with their extension of the Company’s subordinated secured loan in March 2005 and their purchase of the Company’s third lien notes in July 2005.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions With KNOLOGY, Inc. and Subsidiaries

The Company entered into the transactions with KNOLOGY, Inc. (“KNOLOGY”) and its subsidiaries described below. Two of the Company’s directors in 2003 and 2004 and for a portion of 2005, Campbell B. Lanier, III and Donald W. Burton, each have reported beneficial ownership of more than 5% of the outstanding common stock of KNOLOGY since at least 2003. Messrs. Lanier and Burton have beneficially owned more than 5% of the outstanding shares of the Company’s Series A preferred stock since the Series A preferred stock was first issued in October 2002. Mr. Lanier serves as Chairman of KNOLOGY’s board of directors and Mr. Burton serves as a director of KNOLOGY. In addition, SCANA Corporation, which was a beneficial owner of more than 5% of the Company’s common stock and Series A preferred stock from October 2002 until December 2004, reported that it beneficially owned approximately 26% of KNOLOGY’s outstanding common stock as of April 30, 2003 and approximately 12% of KNOLOGY’s outstanding voting stock and all outstanding shares of KNOLOGY’s non-voting common stock as of March 31, 2004.

The Company has sold capacity on its fiber optic network to KNOLOGY and one of its subsidiaries, Interstate Telephone Company. The Company also has provided long distance and carrier-switched long distance service to KNOLOGY and its subsidiaries, Interstate Telephone Company and Valley Telephone Company. The Company provides directory assistance and operator services to KNOLOGY and some of its subsidiaries. The Company recorded revenues of approximately $1.9 million for all of these services in each of the years ended December 31, 2005 and 2004 and approximately $1.1 million in the year ended December 31, 2003.

The Company recorded revenues of $164,000 from the sale of equipment to KNOLOGY for the year ended December 31, 2004.

The Company purchased feature group access and other services from KNOLOGY and its subsidiaries totaling approximately $616,000, $689,000 and $837,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Company also purchased fiber ring circuits from KNOLOGY for $225,000 for the year ended December 31, 2003.

Transactions With Affiliates of J. Smith Lanier, II

J. Smith Lanier, II is the beneficial owner of more than 5% of the Series A preferred stock. Mr. Lanier also is the Chairman and a significant stockholder of J. Smith Lanier & Co., an insurance placement company.

J. Smith Lanier & Co. has provided the Company with insurance brokerage services, including the negotiation and acquisition on behalf of the Company of various insurance policies with third-party insurers. The gross premium for policies obtained by J. Smith Lanier & Co. on behalf of the Company totaled $2.7 million in each of the years ended December 31, 2005 and 2004 and included a payment of $185,000 in each of those years for risk management services provided by J. Smith Lanier & Co. Prior to the year ended December 31, 2004, J. Smith Lanier & Co. generally received a commission on the gross premium of these insurance policies ranging from 5% to 7%. The gross premium for policies obtained on behalf of the Company totaled $3.5 million for the year ended December 31, 2003.

The Company provides retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Revenues attributable to J. Smith Lanier & Co. for the Company’s provision of these services totaled approximately $651,000, $634,000 and $707,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions With Affiliates of Campbell B. Lanier, III

The Company is the joint owner of an aircraft with KNOLOGY, an entity owned by Campbell B. Lanier, III, an entity affiliated with J. Smith Lanier, II, and others. The Company owns a 1% interest in the aircraft, which the Company used for corporate purposes until February 3, 2005. The Company and the other owners of the aircraft paid third parties for air travel services related to the operation, storage and maintenance of the aircraft. The Company paid its proportionate share of the fees and expenses associated with these air travel services based on its use of the aircraft. ITC Service Company, a subsidiary of ITC Holding Company, Inc., provided the Company with the foregoing air travel services in 2003 until ITC Holding Company was acquired by another company in May 2003. Mr. Lanier was the Chairman and Chief Executive Officer and a principal stockholder of ITC Holding Company. In connection with the May 2003 sale of ITC Holding Company, ITC Service Company transferred the air travel service portion of its business to ITC Holding Company, LLC, which is a single-member limited liability company managed and wholly owned by Mr. Lanier. ITC Holding Company, LLC provided the Company with the foregoing air travel services in the year ended December 31, 2004 and for the portion of the year ended December 31, 2005 during which the Company used the aircraft. The Company paid ITC Service Company and ITC Holding Company, LLC a total of approximately $293,000 for these services for the year ended December 31, 2003 and the Company paid ITC Holding Company, LLC a total of approximately $53,000 and $559,000 for these services for the years ended December 31, 2005 and 2004, respectively. The Company is seeking to dispose of its interest in the aircraft and no longer has any obligations pursuant to the terms of the agreement governing its ownership of the aircraft with respect to the operation or maintenance of the aircraft.

The Company paid a total of approximately $37,000 for the year ended December 31, 2003 to ITC Service Company and ITC Holding Company, LLC and a total of approximately $17,000 and $38,000 for the years ended December 31, 2005 and 2004, respectively, to ITC Holding Company, LLC for the use of business conference facilities. The Company recorded revenues of approximately $52,000 and $38,000 for the years ended December 31, 2005 and 2004, respectively, for telecommunications services that it furnished to ITC Holding Company, LLC.

For the years ended December 31, 2005, 2004 and 2003, the Company recorded revenues of $306,000, $298,000 and $293,000, respectively, for telecommunications services that it furnished to ITC Financial Services, LLC and revenues of $633,000 and $429,000 for the years ended December 31, 2005 and 2004, respectively, for telecommunication services that it furnished to PRE Solutions, Inc. Mr. Lanier is an officer and significant stockholder of each of these entities.

Transactions With SCANA Corporation and Affiliates

The Company entered into the transactions with SCANA Corporation and its subsidiaries described below. William B. Timmerman, who was a director of the Company in 2003 and 2004 until his resignation on October 25, 2004, served as Chairman, Chief Executive Officer and President of SCANA Corporation in 2003 and 2004. SCANA Corporation was a beneficial owner of more than 5% of the common stock and Series A preferred stock from October 2002 until December 2004.

The Company provides retail services, including local and long distance telephone services, data services and Internet access, to SCANA Corporation and some of its subsidiaries. The Company billed those entities for such services a total of approximately $944,000 and $1.8 million for the years ended December 31, 2004 and 2003, respectively.

The Company leases office space and space for telecommunications switching equipment at various locations in Columbia, South Carolina from a subsidiary of SCANA Corporation. Under the lease agreements, the Company paid approximately $273,000 and $262,000 for the years ended December 31, 2004 and 2003, respectively. The Company also purchased long-haul services from SCANA Corporation totaling less than $60,000 for the year ended December 31, 2003.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Transactions

CT Communications, Inc., which is the beneficial owner of more than 5% of the Series A preferred stock as of December 2004, purchases operator services from the Company. The Company billed CT Communications, Inc. or its subsidiary $689,000 and $810,000 for these services for the years ended December 31, 2005 and 2004, respectively.

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

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Operating revenues	$137,297	$134,118	$128,489	$120,497
Operating income (loss)	1,658	6,670	996	(19,237)
Net loss applicable to common stockholders	(5,792)	(8,114)	(10,086)	(33,814)
Basic and diluted net loss per common share	(0.32)	(0.44)	(0.54)	(1.81)

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Operating revenues	$149,074	$149,323	$145,384	$139,846
Operating income (loss)	1,940	(808)	(3,789)	(222,468)
Net loss applicable to common stockholders	(10,405)	(7,271)	(10,755)	(228,142)
Basic and diluted net loss per common share	(0.60)	(0.42)	(0.62)	(12.95)

(1)	In the fourth quarter of 2005, ITC^DeltaCom recorded asset impairment losses consisting of a write-down of impaired property, plant and equipment of $7.2 million and a write-off of $5.6 million of its trade name, an indefinite-life intangible asset.
(2)	In the fourth quarter of 2004, ITC^DeltaCom (a) recorded an asset impairment loss consisting of a write-down of impaired property, plant and equipment of $199.9 million and a write-down of $4.0 million of amortizable intangible customer base asset, (b) recorded $3.3 million merger-related expenses in connection with terminated mergers with two companies, and (c) recorded a restructuring expense accrual of approximately $1.6 million for employee severance costs related to a workforce reduction in December 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ITC^DeltaCom, Inc.:

The audits referred to in our report dated February 22, 2006 relating to the consolidated financial statements of ITC^DeltaCom, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/    BDO Seidman, LLP

Atlanta, Georgia

February 22, 2006

S-1

ITC^DELTACOM, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFICATION ACCOUNTS

(In thousands)

Description:	Balance at Beginning of Period	Additions			Deduction		Balance at End of Period
		Charged to Income	Charged to Other Accounts
Provision for uncollectible accounts
Year Ended December 31, 2003	7,344	4,715	—		4,989	(1)	7,070
Year Ended December 31, 2004	7,070	8,918	—		6,657	(1)	9,331
Year Ended December 31, 2005	9,331	8,530	—		8,624	(1)	9,237
Valuation allowance for deferred tax assets
Year Ended December 31, 2003	29,466	44,709	93,023	(2)	—		167,198
Year Ended December 31, 2004	167,198	96,721	—		—		263,919
Year Ended December 31, 2005	263,919	24,090	—		—		288,009

(1)	Represents the write-off of accounts considered to be uncollectible, less recovery of amounts previously written off.
(2)	Represents the increase in the valuation allowance as the result of the acquisition of BTI.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 24th day of March, 2006.

ITC^DELTACOM, INC.

By:	/s/ RANDALL E. CURRAN
Randall E. Curran Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 24th day of March, 2006.

Signature	Title

/s/ RANDALL E. CURRAN Randall E. Curran	Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN ALMEIDA JR. John Almeida Jr.	Director

/s/ STEVEN C. CHANG Steven C. Chang	Director

/s/ JOHN J. DELUCCA John J. DeLucca	Director

/s/ ANTHONY J. DE NICOLA Anthony J. de Nicola	Director

/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director

/s/ MICHAEL L. LEITNER Michael L. Leitner	Director

/s/ R. GERALD MCCARLEY R. Gerald McCarley	Director

/s/ SANJAY SWANI Sanjay Swani	Director

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”) and incorporated herein by reference.

*3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof), as amended by Certificate of Amendment to Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005 (the “August 1, 2005 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to Current Report of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.2.1	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2.2	Amendment No. 1 to Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

4.2.3	Amendment No. 2 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 30, 2005 Form 10-Q”) and incorporated herein by reference.

4.3.1	Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.9 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

4.3.2	Amendment No. 1 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

4.4.1	Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to the August 1, 2005 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description
*4.4.2	Amendment No. 1 to Warrant Agreement, dated as of December 21, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent.

4.5	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.6	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 and incorporated herein by reference.

4.7	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

*4.8	Specimen representing the 8% Series C Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc.

4.9	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.10	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

*4.11	Form of Series C Common Stock Purchase Warrant.

4.12	Form of Series D Warrant. Filed as Exhibit 4.1 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.3.1	Interconnection Agreement, dated as of June 5, 2000, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (North Carolina). Filed as Exhibit 10.49.1 to the 2000 Form 10-K and incorporated herein by reference.

10.3.2	First Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of August 21, 2000, between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (North Carolina). Filed as Exhibit 10.49.2 to the 2000 Form 10-K and incorporated herein by reference.

10.3.3	Amendment to the Interconnection Agreement by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc., dated as of February 14, 2001, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (North Carolina). Filed as Exhibit 10.49.3 to the 2000 Form 10-K and incorporated herein by reference.

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 0-26771) and incorporated herein by reference.

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

10.7.1	Indenture, dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.7.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (File No. 0-26771), filed on November 8, 2001, and incorporated herein by reference.

10.8	Asset Purchase Agreement, dated as of August 8, 2005, by and among Quality Investment Properties Atlanta Tech Centre, L.L.C., e^Quality, L.L.C. and Quality Investment Properties—Williams Centre, L.L.C., as Purchasers, and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc., as Sellers. Filed as Exhibit 10.4 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.9.1	Note Purchase Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Note Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.1 to the August 1, 2005 Form 8-K and incorporated herein by reference.

*10.9.2	Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and TCP Agency Services, LLC, as Collateral Agent.

10.10.1	Second Amended and Restated Credit Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.1 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

*10.10.2	Second Amended and Restated Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and General Electric Capital Corporation, as Collateral Agent.

Exhibit Number	Exhibit Description
10.11.1	Securities Purchase Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.2 to the August 1, 2005 Form 8-K and incorporated herein by reference.

*10.11.2	Amended and Restated Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and TCP Agency Services, LLC, as collateral agent.

10.12	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.13.1	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc., SCANA Corporation, Campbell B. Lanier, III and the other Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Series A Preferred Stockholders listed on the signature pages thereof. Filed as Exhibit 10.3 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.14.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.15	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 4.1 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “December 2003 Form S-8”) and incorporated herein by reference.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

10.17.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.2 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

*10.17.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran.

Exhibit Number	Exhibit Description
10.18.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 From 10-Q and incorporated herein by reference.

*10.18.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr.

10.19.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

*10.19.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien.

*10.20	Form of Deferred Compensation Agreement between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.21.1	ITC^DeltaCom, Inc. Executive Stock Incentive Plan, as amended and restated as of December 20, 2005.

*10.21.2	Form of Common Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.21.3	Form of Series A Preferred Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.21.4	Form of Series B Preferred Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

10.22	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.23	Description of Non-Employee Director Compensation.

*10.24	Description of Certain Management Compensatory Plans and Arrangements.

10.25	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683), and incorporated herein by reference.

*21	Subsidiaries of ITC^DeltaCom, Inc.

*23	Consent of BDO Seidman, LLP.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

