Form 10-Q
period 2006-03-31
ITC DELTACOM INC
filed 2006-05-11
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at April 28, 2006
Common Stock, $.01 par value	18,745,359 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,712	$69,360
Restricted cash	1,108	1,108
Accounts receivable, less allowance for doubtful accounts of $5,993 and $9,237 in 2006 and 2005, respectively	56,367	62,356
Inventory	5,145	4,766
Prepaid expenses and other	6,245	4,883

Total current assets	123,577	142,473

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $102,828 and $89,828 in 2006 and 2005, respectively	249,868	254,558

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $8,681 and $8,046 in 2006 and 2005, respectively	11,791	12,320
Other long-term assets	11,494	12,298

Total other long-term assets	58,394	59,727

Total assets	$431,839	$456,758

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$29,282	$34,108
Construction	2,359	6,592
Accrued interest	714	2,349
Accrued compensation	5,116	5,565
Unearned revenue	19,347	19,128
Other accrued liabilities	21,260	21,840
Current portion of other long-term liabilities	—	980
Current portion of long-term debt and capital lease obligations (Note 3)	7,071	7,105

Total current liabilities	85,149	97,667

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 5)	4,368	4,675
Long-term debt and capital lease obligations (Note 3)	320,026	317,597

Total long-term liabilities	324,394	322,272

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A in 2002; 194,042 and 190,286 shares issued and outstanding in 2006 and 2005, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	17,561	17,115
Par value $0.01; 1,200,000 shares designated Series B in 2003; 583,513 and 572,071 shares issued and outstanding in 2006 and 2005, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	52,691	51,358
Par value $0.01; 28,000,000 shares designated Series C in 2005; 0 shares issued in 2006 and 2005; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—

Total convertible redeemable preferred stock	70,252	68,473

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 18,745,359 and 18,745,070 shares issued and outstanding in 2006 and 2005, respectively	187	187
Additional paid-in capital	286,878	286,506
Warrants outstanding	27,492	27,492
Accumulated deficit	(362,513)	(345,839)

Total stockholders’ deficit	(47,956)	(31,654)

Total liabilities and stockholders’ deficit	$431,839	$456,758

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
OPERATING REVENUES:
Integrated communications services	$94,371	$109,532
Equipment sales and related services	4,576	5,614
Wholesale services	20,991	22,151

TOTAL OPERATING REVENUES	119,938	137,297

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	62,316	70,842
Selling, operations and administration	45,675	51,710
Depreciation and amortization	13,635	12,952
Restructuring and merger-related expenses	90	135

Total operating expenses	121,716	135,639

OPERATING INCOME (LOSS)	(1,778)	1,658

OTHER (EXPENSE) INCOME:
Interest expense, net of amounts capitalized	(13,729)	(6,073)
Interest income	646	116
Other income (expense)	1	202

Total other expense, net	(13,082)	(5,755)

LOSS BEFORE INCOME TAXES	(14,860)	(4,097)

INCOME TAX EXPENSE	—	—

NET LOSS	(14,860)	(4,097)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,814)	(1,695)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(16,674)	$(5,792)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.89)	$(0.32)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,745,166	18,361,536

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,860)	$(4,097)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	13,635	12,952
Provision for uncollectible accounts	1,078	2,537
Stock-based compensation	746	785
Amortization of debt issuance costs and debt discount	1,954	143
Interest paid in kind	1,279	20
Gain on settlement of long-term lease	—	(1,171)
Changes in current operating assets and liabilities:
Accounts receivable, net	4,910	886
Inventory	(379)	(119)
Prepaid expenses	(1,360)	(374)
Accounts payable	(4,919)	(3,485)
Accrued interest	(1,635)	473
Unearned revenue	219	(156)
Accrued compensation and other accrued liabilities	(1,367)	4,581

Total adjustments	14,161	17,072

Net cash provided by (used in) operating activities	(699)	12,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,311)	(4,476)
Change in accrued capital related costs	(4,233)	(2,970)
Other	(13)	(24)
Change in restricted cash	—	193
Payment for accrued restructuring and merger costs	(378)	(2,734)

Cash used in investing activities	(12,935)	(10,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, capital lease and other long-term obligations	(1,014)	(3,939)
Proceeds from issuance of long-term debt and common stock warrants, net of issuance costs	—	18,039

Cash provided by (used in) financing activities	(1,014)	14,100

CHANGE IN CASH AND CASH EQUIVALENTS	(14,648)	17,064

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,360	16,599

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,712	$33,663

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$12,131	$5,600

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$1,814	$1,695

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

Segment Disclosure

The Company operates in one segment.

Reverse Stock Split

On September 1, 2005, the board of directors of ITC^DeltaCom declared a one-for-three reverse split (the “reverse stock split”) of ITC^DeltaCom’s outstanding shares of common stock to be effective for holders of record at the close of business on September 12, 2005. Upon effectiveness of the reverse stock split on September 13, 2005, each three shares of issued and outstanding common stock was reclassified and combined into one share of common stock. The number of shares of common stock outstanding as reflected in the accompanying condensed consolidated balance sheets, the basic and diluted weighted average common shares outstanding and basic and diluted net loss per common share as reflected in the accompanying condensed consolidated statements of operations, and the related information in the notes to condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split as of and for all other periods presented. The reduction in par value of outstanding common stock as a result of the reverse stock split, which in the aggregate totaled $374,000, has been reclassified to additional paid-in-capital in the accompanying condensed consolidated balance sheets as of the dates of the transactions and balances presented.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related notes included in the Company’s 2005 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2006. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2006 or any other period.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2005 to conform with the presentation of the financial statements for the three months ended March 31, 2006.

2.    Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financing Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which the Company adopted on January 1, 2006. SFAS No. 123R requires companies to measure and recognize compensation expense for all share-based payments at fair value. The FASB has issued a number of supplements to SFAS No. 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under the Company’s stock incentive plan. The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company now recognizes compensation cost on a straight-line basis over the vesting periods of the awards. Note 4 provides additional information about stock-based compensation.

3.    Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
First lien, senior secured notes due July 2009	$210,107	$209,535
Second lien secured credit facility due August 2009	56,005	55,900
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $5,928 and $6,351 in 2006 and 2005, respectively	15,519	14,849
Third lien, senior secured notes due September 2009, net of unamortized discount of $11,081 and $11,807 in 2006 and 2005, respectively	19,870	18,788
10 1/2% senior unsecured notes due September 2007	18,525	18,525
8 3/4% unsecured note due October 2006	7,071	7,072
Capital lease obligations at varying interest rates, maturing through April 2006	—	33

Total	327,097	324,702
Less current maturities	(7,071)	(7,105)

Total	$320,026	$317,597

In July 2005, the Company issued first lien, senior secured notes with a maturity date of July 26, 2009 in the aggregate principal amount of $209 million and third lien, senior secured notes with a maturity date of September 26, 2009 in the aggregate principal amount of $50.8 million. The Company issued $30 million principal amount of such third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm (the “Welsh Carson securityholders”), in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders had extended to the Company in March 2005. Also in July 2005, the Company entered into an amendment to its junior (second lien) credit agreement extending the maturity date of the borrowings thereunder from June 30, 2009 to August 26, 2009, eliminating all scheduled principal payments prior to maturity, and increasing the annual rate at which interest accrues.

The first lien notes accrue interest, payable quarterly, at an annual rate equal to the specified London Interbank Offered Rate (“LIBOR”) plus 8%, with the portion of any interest in excess of a 12% annual rate payable in-kind (“PIK”) at the Company’s option, and accrue PIK interest, payable on a quarterly basis, at an annual rate of 0.5%. Borrowings under the second lien secured credit facility accrue cash interest at an annual rate equal to LIBOR plus 7.75% and accrue PIK interest, payable on a quarterly basis, at an annual rate of 0.75%. The third lien notes accrue interest, payable quarterly, at an annual rate of LIBOR plus 7.5%, with the portion of any interest in excess of a 12% annual rate payable in-kind at the Company’s option, and accrue additional PIK interest, payable on a quarterly basis, at an annual rate of 4.5%.

The obligations under the first lien notes are secured by first priority liens on, and security interests in, substantially all of the assets of Interstate Fibernet, Inc. (“IFN”), ITC^DeltaCom’s wholly-owned subsidiary which is the issuer of such notes, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries. The Company is subject to financial covenants under the first lien credit agreement, including a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EDITDA covenant (as EBITDA is defined for purposes of these obligations). The operating and financial covenants under the second lien credit agreement and the third lien notes are substantially consistent with the first lien note covenants. The obligations under the second lien secured credit facility are secured by second priority liens on, and security interests in, substantially all of the assets of IFN, which is the borrower under the credit agreement, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries. The obligations under the third lien notes are secured by third priority liens on, and security interests in, substantially all of the assets of IFN, which is the issuer of such notes, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries.

In connection with the issuance of the third lien notes, the Company issued 9,000,000 warrants to the third lien note purchasers other than the Welsh Carson securityholders. The warrants are exercisable either for shares of a new issue of the Company’s 8% Series C Convertible Redeemable Preferred Stock or shares of common stock. The Company determined the value associated with the warrants to be $13.0 million as of July 26, 2005, and is amortizing the resulting debt discount to interest cost using the interest method.

In connection with the $20 million subordinated secured loan extended by the Welsh Carson securityholders in March 2005, the Company issued the lenders warrants to purchase 6,600,000 shares of common stock. The Company determined the value associated with the warrants to be $7.6 million as of March 29, 2005, and is amortizing the resulting debt discount to interest cost using the interest method.

Interest cost for the three months ended March 31, 2006 included $1.2 million of amortized debt discount.

4.    Stock-Based Compensation

The Company has one stock-based employee compensation plan (the “Stock Incentive Plan”), which its board of directors adopted effective on October 29, 2002. The compensation committee of the board of directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing.

On January 1, 2006, the Company adopted the provisions of SFAS 123R requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company now recognizes compensation cost on a straight-line basis over the vesting periods of the awards.

The Company estimates that future compensation expense related to existing stock option awards will total approximately $106,000 over the remaining requisite service periods during the years ending December 31, 2006 through December 31, 2008. There were no awards granted in the three months ended March 31, 2006 under the Stock Incentive Plan.

The Company recognized stock-based compensation in the total amount of $746,000 in the three months ended March 31, 2006, including compensation related to existing stock option awards, to restricted stock units granted in prior years, and to equity securities granted to three officers in the year ended December 31, 2005.

Prior to the adoption of SFAS 123R, the Company accounted for its Stock Incentive Plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prior to the adoption of SFAS 123R, the Company provided pro forma net (loss) and pro forma net (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 during the three months ended March 31, 2005:

March 31, 2005
Net loss applicable to common stockholders:
As reported	$(5,792)
Add: total stock-based employee compensation expense included in net loss	785
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(989)

Pro forma	$(5,996)

Basic and diluted net loss per common share:
As reported	$(0.32)
Pro forma	$(0.33)

5.    Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company and the Company’s acquisition of BTI Telecom Corp., a facilities-based integrated communications services provider, in the year ended December 31, 2003, a workforce reduction implemented in December 2004, and a plan implemented in the year ended December 31, 2005 to close and relocate certain functions from its former headquarters location in West Point, Georgia. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2006 through March 31, 2006 (in thousands):

	Balance at December 31, 2005	Accruals	Write-offs/ Payments	Balance at March 31, 2006
Restructuring charges:
Employee severance, reteation and relocation	$109	$90	$176	$23
Office space leases	5,733	—	379	5,354

Total	$5,842	$90	$555	$5,377

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2005	Balance at March 31, 2006
Other accrued liabilities	$1,348	$1,190
Long-term restructuring liabilities	4,494	4,187

Total	$5,842	$5,377

6.    Commitments and Contingencies

Purchase Commitments

At March 31, 2006, the Company had entered into agreements with vendors to purchase approximately $4.4 million of property, plant, equipment and services during the year ending December 31, 2006 related to the improvement and installation of switches, network capacity increases and certain services initiatives.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 12 to the Company’s audited consolidated financial statements included in the 2005 Form 10-K. Other than such proceedings, any significant updated information about which is provided below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company uses rights-of-way of Georgia Power Company in Georgia for a portion of the Company’s network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of landowners. The plaintiffs have alleged that Georgia Power and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. The Company was made a party to the suit in January 2002. In January 2005, the trial court granted the plaintiffs’ motion for partial summary judgment, holding that Georgia Power had the right to use the easements for communications directly related to the transmission and distribution of electricity, but that the easements do not provide Georgia Power the right to allow any other party, including the Company, the use of the rights-of-way for the transmission of telecommunications services. In November 2005, the Georgia Court of Appeals reversed the trial court’s ruling and held that Georgia Power’s easements allow use for fiber optic communication lines and remanded to the trial court the question whether the easements were divisible so as to allow use by persons other than Georgia Power, including the Company. In May 2006, the Georgia Supreme Court denied the plaintiffs’ request for review of the ruling by the Georgia Court of Appeals.

Regulatory Proceedings

The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the Federal Communications Commission, particularly in connection with actions by the regional Bell operating companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including the Company. If successful, these initiatives could make it more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

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

When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed below and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2005 fiscal year, include dependence on new product development, rapid technological and market change, dependence upon rights of way and other third-party agreements, debt service and other cash requirements, liquidity constraints and risks related to future growth and rapid expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, customer reductions in services, delays or difficulties in deployment and implementation of colocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules, general economic and business conditions, failure to maintain underlying service or vendor arrangements, competition, adverse changes in the regulatory or legislative environment, and various other factors beyond the Company’s control. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our 2005 fiscal year and the financial statements and related notes included in that report.

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

As of March 31, 2006, we marketed and sold our integrated communications services through 42 branch offices. As of the same date, our fiber optic network of 11,013 route miles, which extended from New York to Florida and from Georgia to Texas, principally covered portions of our primary eight-state market.

During the first quarter of 2006, we:

•	increased our net billable retail local lines in service by approximately 7,700 lines through the addition of approximately 12,000 facilities-based lines (net of 4,300 resale and UNE-P lines groomed from our network), compared to an increase of approximately 900 net billable retail local lines in the fourth quarter of 2005, and to a net loss of approximately 7,600 such lines in the first quarter of 2005;

•	provided service on our own network to 70% of our local retail lines;

•	maintained our total operating revenues from our continuing core business at the level achieved in the fourth quarter of 2005;

•	increased our revenues from sales of wholesale services over the fourth quarter of 2005; and

•	experienced a 7% decline in long distance minutes purchased by our customers and a 5% reduction in average long distance rates charged from the first quarter of 2005.

The following table presents, as of the dates indicated, information about our business.

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Branch offices	42	42	40	40	40
Colocations (1)	266	256	253	258	258
Voice switches, Nortel DMS500, Lucent 5E and DEX	23	23	25	25	26
Frame relay/ATM switches	77	75	75	81	81
Number of employees(2)	1,925	1,950	2,005	1,963	1,908

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
Integrated communications services revenues	$94,371	$95,337	$102,538	$107,563	$109,532
Equipment sales and related services revenues	4,576	4,404	4,942	5,240	5,614
Wholesale services revenues:
Broadband transport	14,975	15,094	14,934	14,622	15,345
Local interconnection	2,139	2,098	2,311	2,718	2,592
Directory assistance and operator services	2,634	2,512	2,422	2,388	2,329
Other	1,243	1,052	1,342	1,587	1,885

Total wholesale services revenues	20,991	20,756	21,009	21,315	22,151

Total operating revenues	$119,938	$120,497	$128,489	$134,118	$137,297

(Decrease) increase in total operating revenues (from previous quarter)	(0.5)%	(6.2)%	(4.2)%	(2.3)%	(1.8)%
Retail business lines in service	374,905	367,220	366,349	368,467	375,116
Wholesale lines in service(1)	62,974	62,606	61,272	65,067	72,220

Total business lines in service (2)	437,879	429,826	427,621	433,534	447,336
Lines in service/sold percentage
Integrated communications services	97%	97%	98%	98%	96%
Wholesale services(1)	99%	98%	99%	99%	94%

(1)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(2)	Reported net of lines disconnected or canceled. Excludes lines in connection with our residential Unbundled Network Element-Platform, or UNE-P, offering, which we discontinued in November 2005.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Operating Revenues. Total operating revenues decreased $17.4 million, or 12.7%, to $119.9 million for the three months ended March 31, 2006 (the “2006 quarter”) from $137.3 million for the three months ended March 31, 2005 (the “2005 quarter”). Excluding $2.3 million of revenues in the 2005 quarter attributable to our former residential UNE-P service offering, which we discontinued in November 2005, and $3.0 million of revenues from our e^deltacom managed services business, which we sold in September 2005, total operating revenues decreased $12.1 million, or 9.2%. The decline in total operating revenues was primarily attributable to a decrease in our integrated communications services revenues.

Integrated communications services revenues for the 2006 quarter decreased 9.5%, or $9.9 million, to $94.4 million for the 2006 quarter from $104.3 million for the 2005 quarter, excluding revenues of $5.3 million we derived for the 2005 quarter from the discontinued residential services offering and e^deltacom managed services business. The decrease for the 2006 quarter resulted primarily from a decrease in long distance service revenues of $4.6 million, a decrease in our local services revenues of $2.6 million and a decrease in our data services revenues of $2.6 million. Our lower long distance service revenues reflected a 7% reduction in total minutes used by our customers due to competitive pressures and technological changes in service delivery and reflected a 5% reduction in our average long distance rate charged from the 2005 quarter to the 2006 quarter. Our non-billable long distance minutes of use bundled with our local service products increased 15% from the 2005 quarter to the 2006 quarter. Although our net billable local lines in the 2006 quarter compared to the 2005 quarter were stable, with a net decrease of 211 billable lines, price competition resulted in average revenue per line reductions that caused a 4.5% decrease in our local service revenues.

We are pursuing a strategy of targeting sales of our facilities-based local service products to offset customer attrition in our resale and UNE-P-line customer base as well as to improve profitability by reducing the proportion of our local lines concentrated in higher cost resale and UNE-P services. As a result, we experienced an increase of approximately 46,700 facilities-based local lines and a decrease of approximately 46,900 in resale and UNE-P lines from the end of the 2005 quarter to the end of the 2006 quarter. During the 2006 quarter, we achieved a net increase in billable local lines of approximately 7,700 lines through our addition of approximately 12,000 facilities-based local lines net of approximately 4,300 resale and UNE-P lines that were disconnected or converted to facilities-based lines. Although we anticipate continuing declines in our long distance service revenues, we expect stability in our business local lines as a result of sales of our integrated T-1 based products, which provide voice and data solutions to meet our business customers’ specialized needs.

Revenues from equipment sales and related services decreased 18%, or $1.0 million, to $4.6 million in the 2006 quarter from $5.6 million in the 2005 quarter. Revenues from equipment sales and related services increased 5%, or approximately $200,000, in the 2006 quarter from $4.4 million in the fourth quarter of 2005.

Revenues generated by sales of wholesale services for the 2006 quarter declined by 5.4%, or $1.2 million, to $21.0 million from $22.2 million in the 2005 quarter due to competitive market pressures to reduce prices. However, revenues from sales of wholesale services for the 2006 quarter increased 1.1%, or approximately $234,000, from $20.8 million in the fourth quarter of 2005.

Cost of Services. Total cost of services of $62.3 million, which represented 52% of total operating revenues, for the 2006 quarter decreased $8.5 million from total cost of services of $70.8 million, which represented 51.6% of total operating revenues, for the 2005 quarter. The decrease in total cost of services for the 2006 quarter was primarily attributable to our ability to reduce our costs through renegotiation of our contracts with other carriers, implementation of new DS1 and DS0 BellSouth central office colocations, and use of alternative local providers, least-cost routing of interexchange carrier calls and expanded audits of in-service circuits, as well as to the reduction in cost resulting from the decline in long distance minutes purchased by our customers. The reduction of cost of services for the 2006 quarter also reflected the removal of costs associated with providing service to residential customers, which we ceased in November 2005, and the sale of our e^deltacom managed services business in September 2005. These reductions in the cost of services were partially offset by an increase in the cost of some facilities due to cost increases authorized under the FCC’s Triennial Review Remand Order, or TRRO. We expect to continue to experience increases in facilities costs due to the TRRO and other regulatory activity.

Our cost of services as a percentage of total operating revenues increased from approximately 51.6% in the 2005 quarter to 52% in the 2006 quarter. Our cost-saving initiatives were offset in part by the reduction in average revenue per local access line and per minute of use that resulted from the competitive pricing we offered for integrated communications services to obtain new customers and to induce existing customers to renew expiring contracts.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $45.7 million for the 2006 quarter decreased $6.0 million from $51.7 million for the 2005 quarter. As a percentage of total operating revenues, selling, operations and administration expense was 38.1% for the 2006 quarter compared to 37.7% for the 2005 quarter. Selling, operations and administrative expense for the 2005 quarter included executive severance expense of $3.5 million and stock-based executive expense of $503,000 (compared to no such expense for the 2006 quarter), and special consulting fees of $1.7 million for the 2005 quarter we incurred to facilitate the restructuring of our operations (compared to no such expense for the 2006 quarter). Excluding the executive severance expense, stock-based executive expense and special consulting fees incurred in the 2005 quarter, selling, operations and administrative expense decreased approximately $283,000 in the 2006 quarter from the 2005 quarter. The decrease in selling, operations and administration expense for the 2006 quarter was primarily attributable to a reduction in bad debt expense of $1.0 million, decreased maintenance expense of $500,000 and decreased compensation expense of $254,000. The effect of these factors was offset in part by increased facilities cost of $1.2 million and $330,000 in costs of network restoration required as a result of Hurricane Katrina. Facilities cost for the 2005 quarter was reduced by a $1.2 million non-recurring gain on settlement of a long-term lease.

In the 2005 quarter, three senior executive officers of the Company terminated their employment and, in accordance with their employment and retention agreements, were entitled to lump-sum severance payments totaling approximately $3.2 million, continuing compensation until payment of the lump-sum severance, continuing insurance benefits totaling approximately $100,000, and accelerated vesting of all previously unvested stock-based incentive awards. In 2005, we satisfied all of our obligations, other than the extension of continuing insurance benefits, under the executive employment and retention agreements.

The total number of our employees decreased to approximately 1,925 at March 31, 2006 from approximately 1,950 at December 31, 2005. The reduction in employees occurred in part as a result of the implementation of our plan to close and relocate some functions from our former headquarters location in West Point, Georgia to our other offices. We have maintained all sales-related functions at or above levels achieved in the fourth quarter of 2005 and expect to continue investing in a strong sales presence located in our branch offices near our customers.

Depreciation and Amortization. Depreciation and amortization expense increased $683,000 from $13.0 million in the 2005 quarter to $13.6 million in the 2006 quarter. The increase in depreciation and amortization expense was primarily attributable to depreciation of capital assets we placed in service in 2005.

Interest Expense. Interest expense increased $7.6 million from $6.1 million for the 2005 quarter to $13.7 million for the 2006 quarter. The increase was primarily attributable to higher average balances of outstanding borrowings resulting from our March 29, 2005 debt restructuring, in which we incurred $20.0 million in additional borrowings, and our July 26, 2005 debt refinancing, in which we incurred $35.0 million in additional borrowings, including $5.0 million of borrowings under our first lien notes and $30.0 million of borrowings under our third lien notes. The increase was also attributable to an increase in the weighted average interest rates that accrued on our outstanding borrowings. Of our interest expense for the 2006 and 2005 quarters, we paid in-kind interest of $1.3 million for the 2006 quarter and $20,000 for the 2005 quarter. Interest expense resulting from amortization of debt discount and debt issuance costs increased $1.8 million from $143,000 for the 2005 quarter to $2.0 million for the 2006 quarter.

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

The following table sets forth, for the 2006 and 2005 quarters, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2006	2005
Net loss	$(14,860)	$(4,097)
Depreciation and amortization	13,635	12,952
Interest income and expense, net	13,083	5,957

EBITDA	$11,858	$14,812

EBITDA for the 2006 quarter was reduced by $330,000 of network restoration costs related to Hurricane Katrina. Excluding such costs, EBITDA for the 2006 quarter would have been $12.2 million. EBITDA for the 2005 quarter was reduced by severance expense of $3.5 million and stock-based executive severance expense of $503,000 incurred in connection with the employment terminations of three senior executive officers and special consulting fees of $1.7 million incurred to facilitate the restructuring of our operations. Excluding such executive severance and stock-based executive severance expense and special consulting fees, EBITDA for the 2005 quarter would have been $20.5 million.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2006 and 2005 quarters, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by (used in) operating activities was $(699,000) in the 2006 quarter and $13.0 million in the 2005 quarter. Changes in working capital were $(4.5) million in the 2006 quarter and $1.8 million in the 2005 quarter. During the 2006 quarter, we used $2.8 million of working capital to pay property taxes due and payable during the quarter that were included in accrued liabilities at the beginning of the quarter. In the 2005 quarter, property taxes included in accrued liabilities at the beginning of the quarter in the amount of $4.5 million were not paid until the second quarter of 2005. We also used $4.9 million of working capital in the 2006 quarter and $3.5 million of working capital in the 2005 quarter to reduce trade accounts payable. In the 2006 quarter, working capital decreased due to an increase in prepaid expenses of $1.4 million, a reduction in accrued interest of $1.6 million and a reduction in accrued compensation and other accrued liabilities of $1.4 million. The effect of these factors was partially offset by a reduction of accounts receivable of $4.9 million, which resulted from a reduction of days sales outstanding from 43 days at the beginning of the 2006 quarter to 38 days at the end of the quarter. In the 2005 quarter, working capital decreased due to an increase in prepaid expenses of $374,000, which was offset by a reduction of accounts receivable of $886,000 and an increase in accrued interest of $473,000.

Cash used in investing activities was $12.9 million in the 2006 quarter and $10.0 million in the 2005 quarter. In the 2006 quarter, we used $12.5 million to fund capital expenditures and $378,000 to pay accrued restructuring costs primarily related to prior years. In the 2005 quarter, we used $7.4 million to fund capital expenditures and $2.7 million to pay accrued restructuring and merger costs.

Cash used by financing activities in the 2006 quarter of $1.0 million was used for repayment of capital lease obligations and other long-term liabilities. Cash provided by financing activities in the 2005 quarter of $14.1 million reflected our receipt, as part of the debt restructuring we completed on March 29, 2005, of $20 million of proceeds of a subordinated secured loan and warrants, net of $2.0 million of issuance costs and $3.9 million of long-term debt and capital lease obligation repayments prior to the restructuring.

At March 31, 2006, we had approximately $327.1 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 14.9%, including debt discount and excluding deferred financing costs.

Cash Requirements. At March 31, 2006, we had entered into agreements with vendors to purchase approximately $4.4 million of property, plant, equipment and services during the year ending December 31, 2006 related primarily to the improvement and installation of communications facilities and services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2006 will total approximately $35 million to $40 million, including $1.5 million of commitments at March 31, 2006. At March 31, 2006, we had made $12.5 million of capital expenditures in 2006. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

To enhance our liquidity position, we intend to continue to pursue possible sales of assets that are not integral to our network operations. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to complete any such additional asset sales.

We believe that our cash on hand, which includes the net proceeds of the $30 million principal amount of third lien notes we received in connection with our July 2005 debt refinancing, and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 18 months. Our ability to meet all of our cash needs during the next 18 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing.

Based on our current business expectations, we anticipate that we will be required to refinance a portion or all of our outstanding indebtedness under our first lien notes, second lien credit agreement and third lien notes before we are required to make balloon principal payments under these obligations when they mature in the third quarter of 2009. We will consider opportunities to refinance all or a portion of such indebtedness in the capital markets or other transactions.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $318.5 million of borrowings outstanding under our senior notes and second lien credit facility as of March 31, 2006. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $318.5 million of our outstanding borrowings under our senior notes and second lien credit facility at March 31, 2006 accrue interest at variable rates, but the portion of any interest in excess of a 12% annual rate on $262.5 million of our outstanding borrowings under our senior notes is payable in kind at our option. As of March 31, 2006, that $262.5 million of our outstanding borrowings was subject to interest at an annual rate of 1.0% in excess of 12%, which we have elected to pay in kind. A change of one percentage point in the interest rate applicable to our $318.5 million of variable-rate debt at March 31, 2006 would result in a fluctuation of approximately $3.2 million in our annual interest expense, of which, at our option, approximately $2.6 million would be payable in kind and $0.6 million would be payable in cash.

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

During the first quarter of 2006, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth under the caption “Legal Proceedings” in the Company’s Annual Report on Form 10-K for its 2005 fiscal year. For updated information about some of these proceedings, see note 6 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 6 under the caption “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for our 2005 fiscal year could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: May 11, 2006	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Index
31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.