Form 10-Q
period 2006-06-30
ITC DELTACOM INC
filed 2006-08-14
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Outstanding at June 30, 2006
Common Stock, $.01 par value	18,745,359 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,284	$69,360
Restricted cash	1,108	1,108
Accounts receivable, less allowance for doubtful accounts of $4,634 and $9,237 in 2006 and 2005, respectively	58,367	62,356
Inventory	4,528	4,766
Prepaid expenses and other	6,646	4,883

Total current assets	117,933	142,473

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $116,588 and $89,828 in 2006 and 2005, respectively	245,677	254,558

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $9,316 and $8,046 in 2006 and 2005, respectively	11,157	12,320
Other long-term assets	10,690	12,298

Total other long-term assets	56,956	59,727

Total assets	$420,566	$456,758

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$26,873	$34,108
Construction	2,544	6,592
Accrued interest	1,303	2,349
Accrued compensation	3,947	5,565
Unearned revenue	19,837	19,128
Other accrued liabilities	21,332	21,840
Current portion of other long-term liabilities	—	980
Current portion of long-term debt and capital lease obligations (Note 3)	7,072	7,105

Total current liabilities	82,908	97,667

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 5)	3,983	4,675
Long-term debt and capital lease obligations (Note 3)	322,745	317,597

Total long-term liabilities	326,728	322,272

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A in 2002; 197,924 and 190,286 shares issued and outstanding in 2006 and 2005, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	18,019	17,115
Par value $0.01; 1,200,000 shares designated Series B in 2003; 595,183 and 572,071 shares issued and outstanding in 2006 and 2005, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	54,047	51,358
Par value $0.01; 28,000,000 shares designated Series C in 2005; 0 shares issued in 2006 and 2005; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—

Total convertible redeemable preferred stock	72,066	68,473

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 18,745,359 and 18,745,070 shares issued and outstanding in 2006 and 2005, respectively	187	187
Additional paid-in capital	287,225	286,506
Warrants outstanding	27,492	27,492
Accumulated deficit	(376,040)	(345,839)

Total stockholders’ deficit	(61,136)	(31,654)

Total liabilities and stockholders’ deficit	$420,566	$456,758

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Integrated communications services	$96,041	$107,563	$190,412	$217,094
Equipment sales and related services	6,860	5,240	11,436	10,855
Wholesale services	20,910	21,315	41,901	43,466

TOTAL OPERATING REVENUES	123,811	134,118	243,749	271,415

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	63,748	66,003	126,064	136,845
Selling, operations and administration	44,219	48,247	89,892	99,955
Depreciation and amortization	14,404	13,198	28,039	26,150
Restructuring and merger-related expenses	147	—	238	135

Total operating expenses	122,518	127,448	244,233	263,085

OPERATING INCOME (LOSS)	1,293	6,670	(484)	8,330

OTHER (EXPENSE) INCOME:
Interest expense, net of amounts capitalized	(14,133)	(9,097)	(27,862)	(15,171)
Interest income	604	117	1,250	233
Debt issuance cost write-off	—	(3,948)	—	(3,948)
Other income (expense)	554	(132)	554	70

Total other expense, net	(12,975)	(13,060)	(26,058)	(18,816)

LOSS BEFORE INCOME TAXES	(11,682)	(6,390)	(26,542)	(10,486)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(11,682)	(6,390)	(26,542)	(10,486)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,845)	(1,724)	(3,659)	(3,420)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(13,527)	$(8,114)	$(30,201)	$(13,906)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 4)	$(0.72)	$(0.44)	$(1.61)	$(0.75)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,745,359	18,603,469	18,745,263	18,483,171

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,542)	$(10,486)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	28,039	26,150
Provision for uncollectible accounts	1,803	5,036
Stock-based compensation	1,315	1,243
Amortization of debt issuance costs and debt discount	3,916	1,745
Write-off of debt issuance costs	—	3,948
Interest paid in kind	2,841	633
Gain on settlement of long-term lease	—	(1,171)
Net gain on sale of fixed assets	(518)	—
Other	—	473
Changes in current operating assets and liabilities:
Accounts receivable, net	2,186	2,025
Inventory	238	77
Prepaid expenses	(1,762)	(561)
Accounts payable	(7,284)	(7,071)
Accrued interest	(1,046)	326
Unearned revenue	709	(735)
Accrued compensation and other accrued liabilities	(2,728)	3,695

Total adjustments	27,709	35,813

Net cash provided by operating activities	1,167	25,327

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,780)	(8,314)
Change in accrued capital related costs	(4,048)	(4,127)
Proceeds from sale of fixed assets	1,409	—
Other	(112)	13
Change in restricted cash	—	492
Payment for accrued restructuring and merger costs	(698)	(3,835)

Cash used in investing activities	(22,229)	(15,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, capital lease and other long-term obligations	(1,014)	(4,939)
Proceeds from issuance of long-term debt and common stock warrants, net of issuance costs	—	13,941
Prepaid debt issuance costs	—	(1,234)

Cash provided by (used in) financing activities	(1,014)	7,768

CHANGE IN CASH AND CASH EQUIVALENTS	(22,076)	17,324

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,360	16,599

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,284	$33,923

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$22,151	$12,467

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$3,659	$3,420

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

The accompanying condensed consolidated financial statements present results for the three and six months ended June 30, 2006. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2006 or any other period.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three and six months ended June 30, 2005 to conform with the presentation of the financial statements for the three and six months ended June 30, 2006.

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on other matters directly related to accounting for uncertainty in income taxes. FIN 48 provides that a company should recognize in its financial statements, a tax position, based on determination of whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and should measure the tax position as the largest amount of benefit that is greater than 50 percent likely to be ultimately realized. FIN 48 is effective for fiscal years beginning after December 15, 2006 and must be applied to all open tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to tax liabilities and to the opening balance of retained earnings in the year adopted. The Company intends to adopt FIN 48 on January 1, 2007. The Company has not determined the effect that adoption of FIN 48 will have upon its financial statements and the impact is not reasonably estimable at this time.

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

3. Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
First lien, senior secured notes due July 2009	$210,906	$209,535
Second lien secured credit facility due August 2009	56,110	55,900
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $5,505 and $6,351 in 2006 and 2005, respectively	16,212	14,849
Third lien, senior secured notes due September 2009, net of unamortized discount of $10,347 and $11,807 in 2006 and 2005, respectively	20,992	18,788
10 1/2 % senior unsecured notes due September 2007	18,525	18,525
8 3/4% unsecured note due October 2006	7,072	7,072
Capital lease obligations at varying interest rates, maturing through April 2006	—	33

Total	329,817	324,702
Less current maturities	(7,072)	(7,105)

Total	$322,745	$317,597

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

Interest cost for the three and six months ended June 30, 2006 included $1.2 million and $2.3 million, respectively, of amortized debt discount.

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

The Company estimates that future compensation expense related to existing stock option awards will total approximately $106,000 over the remaining requisite service periods during the years ending December 31, 2006 through December 31, 2008. There were no awards granted in the six months ended June 30, 2006 under the Stock Incentive Plan.

The Company recognized stock-based compensation in the total amount of $570,000 and $1.3 million in the three and six months ended June 30, 2006, respectively, including compensation related to existing stock option awards, to restricted stock units granted in prior years, and to equity securities granted to three officers in the year ended December 31, 2005.

Prior to the adoption of SFAS 123R, the Company accounted for its Stock Incentive Plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prior to the adoption of SFAS 123R, the Company provided pro forma net (loss) and pro forma net (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 during the three and six months ended June 30, 2005:

	June 30, 2005
	Three Months Ended	Six Months Ended
Net loss applicable to common stockholders:
As reported	$(8,114)	$(13,906)
Add: total stock-based employee compensation expense included in net loss	459	1,243
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(635)	(1,623)

Pro forma	$(8,290)	$(14,286)

Basic and diluted net loss per common share:
As reported	$(.44)	$(.75)
Pro forma	$(.45)	$(.77)

5. Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company and the Company’s acquisition of BTI Telecom Corp., a facilities-based integrated communications services provider, in the year ended December 31, 2003, a workforce reduction implemented in December 2004, and a plan implemented in the year ended December 31, 2005 to close and relocate certain functions from its former headquarters location in West Point, Georgia. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2006 through June 30, 2006 (in thousands):

	Balance at December 31, 2005	Accruals	Write-offs/ Payments	Balance at June 30, 2006
Restructuring charges:
Employee severance, retention and relocation	$109	$147	$233	$23
Office space leases	5,733	—	699	5,034

Total	$5,842	$147	$932	$5,057

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2005	Balance at June 30, 2006
Other accrued liabilities	$1,348	$1,201
Long-term restructuring liabilities	4,494	3,856

Total	$5,842	$5,057

6. Commitments and Contingencies

Purchase Commitments

At June 30, 2006, the Company had entered into agreements with vendors to purchase approximately $6.7 million of property, plant, equipment and services during the year ending December 31, 2006 related to the improvement and installation of switches, network capacity increases and certain services initiatives.

Legal Proceedings

The Company is a party or otherwise subject to legal proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 12 to the Company’s audited consolidated financial statements included in the 2005 Form 10-K. Additionally, in the normal course of business, the Company is subject to various other legal proceedings which management does not believe would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

As of June 30, 2006, we marketed and sold our integrated communications services through 42 branch offices. As of the same date, our fiber optic network of 11,141 route miles, which extended from New York to Florida and from Georgia to Texas, principally covered portions of our primary eight-state market.

During the second quarter of 2006, we:

•	increased our net billable retail local lines in service by approximately 7,400 lines through the addition of approximately 11,900 facilities-based lines (net of 4,500 resale and UNE-P lines groomed from our network), compared to a net loss of 6,600 billable lines in the second quarter of 2005;

•	provided service on our own network to 72% of our local retail lines;

•	increased total operating revenues by $3.9 million, or 3.2%, over the first quarter of 2006;

•	stabilized our local service rates and increased our local service revenues by $2.5 million over the first quarter of 2006;

•	increased our revenues from sales of equipment and related services to our customers by 50% over the first quarter of 2006;

•	expanded our sales force by 12% over the first quarter of 2006; and

•	invested $10.3 million for capital expenditures in the quarter and $22.8 million for the six months ended June 30, 2006 as a part of our expected aggregate capital expenditures of $45 million to $55 million for 2006 required due to increased sales growth and pursuant to our strategy to make increasing investments over the next year principally to upgrade our network facilities and expand our Internet Protocol (IP) network.

The following table presents, as of the dates indicated, information about our business.

	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Branch offices	42	42	42	40	40
Colocations (1)	266	266	256	253	258
Voice switches, Nortel DMS500, Lucent 5E and DEX	23	23	23	25	25
Frame relay/ATM switches	77	77	75	75	81
Number of employees(2)	1,917	1,925	1,950	2,005	1,963

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Integrated communications services revenues	$96,041	$94,371	$95,337	$102,538	$107,563
Equipment sales and related services revenues	6,860	4,576	4,404	4,942	5,240
Wholesale services revenues:
Broadband transport	14,947	14,975	15,094	14,934	14,622
Local interconnection	1,982	2,139	2,098	2,311	2,718
Directory assistance and operator services	2,604	2,634	2,512	2,422	2,388
Other	1,377	1,243	1,052	1,342	1,587

Total wholesale services revenues	20,910	20,991	20,756	21,009	21,315

Total operating revenues	$123,811	$119,938	$120,497	$128,489	$134,118

Increase (decrease) in total operating revenues (from previous quarter)	3.2%	(0.5)%	(6.2)%	(4.2)%	(2.3)%
Retail business lines in service	382,281	374,905	367,220	366,349	368,467
Wholesale lines in service(1)	53,774	62,974	62,606	61,272	65,067

Total business lines in service (2)	436,055	437,879	429,826	427,621	433,534
Lines in service/sold percentage
Integrated communications services	96%	97%	97%	98%	98%
Wholesale services(1)	98%	99%	98%	99%	99%

(1)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(2)	Reported net of lines disconnected or canceled. Excludes lines in connection with our residential Unbundled Network Element-Platform, or UNE-P, offering, which we discontinued in November 2005.

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Operating Revenues. Total operating revenues decreased $10.3 million, or 7.7%, to $123.8 million for the three months ended June 30, 2006 (the “2006 quarter”) from $134.1 million for the three months ended June 30, 2005 (the “2005 quarter”). Total operating revenues decreased $27.7 million, or 10.2%, to $243.7 million for the six months ended June 30, 2006 (the “2006 six-month period”) from $271.4 million for the six months ended June 30, 2005 (the “2005 six-month period”). Excluding $2.1 million of revenues in the 2005 quarter and $4.4 million of revenues in the 2005 six-month period attributable to our former residential UNE-P service offering, which we discontinued in November 2005, and $3.2 million of revenues in the 2005 quarter and $6.2 million of revenues in the 2005 six-month period from our e^deltacom managed services business, which we sold in September 2005, total operating revenues decreased $5.0 million, or 3.9%, in the 2006 quarter and $17.1 million, or 6.6%, in the 2006 six-month period. The decline in total operating revenues was primarily attributable to a decrease in our integrated communications services revenues. Total operating revenues increased $3.9 million, or 3.2%, in the 2006 quarter from the quarter ended March 31, 2006 as a result of increased integrated communications services revenues and equipment sales revenues.

Integrated communications services revenues for the 2006 quarter decreased $6.2 million, or 6.1%, to $96.0 million from $102.2 million for the 2005 quarter, excluding revenues of $5.3 million we derived for the 2005 quarter from the discontinued residential services offering and e^deltacom managed services business. Integrated communications services revenues for the 2006 six-month period decreased $16.1 million, or 7.8% to $190.4 million from $206.5 million for the 2005 six-month period, excluding revenues of $10.6 million we derived for the 2005 six-month period from the discontinued residential services offering and e^deltacom managed services business. The decrease for the 2006 quarter and 2006 six-month period resulted primarily from a decrease in long distance service revenues of $4.1 million in the 2006 quarter and $8.7 million in the 2006 six-month period, and a decrease in our data services revenues of $2.0 million in the 2006 quarter and $4.7 million in the 2006 six-month period. Our lower long distance service revenues reflected a 6% reduction in total minutes used by our customers due to competitive pressures and technological changes in service delivery and reflected a 5% reduction in our average long distance rates charged from the 2005 quarter. We increased our non-billable long distance minutes of use bundled with our local service products from the 2005 periods to the 2006 periods as a result of our strategy to convert our revenue to fixed recurring charges, and approximately 10% of our long distance minutes of use are now generated within our bundled local services. Although our net billable local lines in the 2006 quarter increased 4% over the 2005 quarter and increased at an annualized rate of 8% in the 2006 six-month period, price competition through the first quarter of 2006 resulted in average revenue per line reductions that caused a $2.7 million decrease in our local service revenues in the 2006 six-month period. During the 2006 quarter, we stabilized our local service rates and experienced an increase in local service revenues of $2.5 million over the first quarter of 2006.

We are pursuing a strategy of targeting sales of our facilities-based local service products to offset customer attrition in our resale and UNE-P-line customer base as well as to improve profitability by reducing the proportion of our local lines concentrated in higher cost resale and UNE-P services. As a result, we experienced an increase of approximately 47,300 facilities-based local lines and a decrease of approximately 33,500 in resale and UNE-P lines from the end of the 2005 quarter to the end of the 2006 quarter. During the 2006 quarter, we achieved a net increase in billable local lines of approximately 7,400 lines through our addition of approximately 11,900 facilities-based local lines net of approximately 4,500 resale and UNE-P lines that were disconnected or converted to facilities-based lines. During the 2006 six-month period, we achieved a net increase in billable local lines of approximately 15,100 lines through our addition of approximately 23,800 facilities-based local lines net of approximately 8,700 resale and UNE-P lines that were disconnected or converted to facilities-based lines. Although we anticipate continuing declines in our long distance service revenues, we expect stability in our business local lines as a result of sales of our integrated T-1 based products, which provide voice and data solutions to meet our business customers’ specialized needs.

Revenues from equipment sales and related services increased 32.7%, or $1.7 million, to $6.9 million in the 2006 quarter from $5.2 million in the 2005 quarter. Revenues from equipment sales and related services increased $500,000, or 4.6%, from $10.9 million for the 2005 six-month period to $11.4 million for the 2006 six-month period. Revenues from equipment sales and related services increased 50%, or approximately $2.3 million, in the 2006 quarter from $4.6 million in the first quarter of 2006.

Revenues generated by sales of wholesale services for the 2006 quarter declined 2%, or $405,000, to $20.9 million from $21.3 million in the 2005 quarter, and declined 3.7%, or $1.6 million, to $41.9 million in the 2006 six-month period from $43.5 million in the 2005 six-month period. The lower revenues for the 2006 periods were primarily attributable to competitive market pressures on our wholesale local interconnection revenues resulting from the decline in demand for internet dial-up services. We expect wholesale local interconnection revenues for the last six months of 2006 to be up to $1.0 million less than such revenues in the first six-months of 2006. Revenues from sales of wholesale services for the 2006 quarter decreased approximately $80,000 from the first quarter of 2006.

Cost of Services and Equipment. Total cost of services and equipment of $63.7 million, or 51.5% of total operating revenues, for the 2006 quarter represented a decrease of $2.3 million from total cost of services and equipment of $66.0 million, or 49.2% of total operating revenues, for the 2005 quarter. Total cost of services and equipment of $126.1 million, or 51.7% of total operating revenues, for the 2006 six-month period represented a decrease of $10.8 million from total cost of services and equipment of $136.8 million, or 50.4% of total operating revenues, for the 2005 six-month period. The decrease in total cost of services and equipment for the 2006 periods was attributable to a reduction in costs of providing services to residential customers, which we ceased in November 2005, and in the cost of services for e^deltacom, our managed services business which we sold in September 2005, as well as to the benefits we derived from our cost management programs and to cost reductions resulting from the decline in long distance minutes of use purchased by our customers. These cost reductions were offset by an increase in the cost of equipment sales and increases in the cost of certain facilities due to cost increases authorized under the FCC Triennial Review Remand Order, or TRRO.

The increases in total cost of services and equipment for the quarter ended June 30, 2006 compared to the quarter ended March 31, 2006 were primarily attributable to the TRRO cost increases, an increase in the number of lines in service and an increase in the cost of equipment sales. The impact of these factors was partially offset by a decrease in long distance minutes of use purchased by our customers.

Our cost of services and equipment as a percentage of total operating revenues increased from approximately 49.2% and 50.4% in the second quarter and six-month periods in 2005, respectively, to 51.5% and 51.7% in the second quarter and six-month periods in 2006, respectively. The increases in the 2006 periods were attributable to a decline in revenues and to cost increases, including cost increases authorized under the TRRO. Our cost of services and equipment as a percentage of total operating revenues decreased from 52% for the quarter ended March 2006 to 51.5% for the quarter ended June 2006.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $44.2 million, or 35.7% of total operating revenues, for the 2006 quarter decreased $4.0 million from $48.2 million, or 36% of total operating revenues, for the 2005 quarter. Selling, operations and administration expense of $89.9 million, or 36.9% of total operating revenues, for the 2006 six-month period decreased $10.1 million from $100.0 million, or 36.8% of total operating revenues, for the 2005 six-month period. Selling, operations and administration expense for the 2005 quarter included executive severance expense of $536,000 for the 2005 quarter and $4.1 million for the 2005 six-month period and stock-based executive severance expense of $47,000 for the 2005 quarter and $550,000 for the 2005 six-month period, as described below, and special consulting fees of $1.1 million for the 2005 quarter and $2.8 million for the 2005 six-month period we incurred to facilitate the restructuring of our operations. We did not incur any such expense for the 2006 quarter and six-month period. Excluding the 2005 charges of a total of $1.7 million for the 2005 quarter and $7.5 million for the 2005 six- month period, selling, operations and administration expenses as a percentage of total operating revenues increased from 34.7% for the 2005 quarter to 35.7% for the 2006 quarter and from 34.1% for the 2005 six-month period to 36.9% for the 2006 six-month period. The increases in the percentage of selling, operations and administration expenses to total operating revenue for the 2006 periods are primarily a result of the decrease in total operating revenues.

In the 2005 six-month period, four of our senior executive officers terminated their employment. In accordance with their employment and retention agreements, the officers were entitled to lump-sum severance payments and continuing insurance benefits totaling approximately $3.8 million, and to accelerated vesting of all previously unvested stock-based incentive awards. In 2005, we satisfied all of our obligations, other than the extension of continuing insurance benefits, under these agreements.

The total number of our employees decreased to 1,917 at June 30, 2006 from approximately 1,950 at December 31, 2005. The reduction in employees occurred in part as a result of the implementation of our plan to close and relocate some functions from our former headquarters location in West Point, Georgia to our other offices. We have increased sales-related functions above levels achieved in the fourth quarter of 2005 and expect to continue investing in a strong sales presence located in our branch offices near our customers.

Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million from $13.2 million in the 2005 quarter to $14.4 million in the 2006 quarter, and increased $1.8 million from $26.2 million in the 2005 six-month period to $28.0 million in the 2006 six-month period. The increase in depreciation and amortization expense was primarily attributable to depreciation of capital assets we placed in service in 2005 and 2006.

Interest Expense. Interest expense increased $5.0 million from $9.1 million for the 2005 quarter to $14.1 million for the 2006 quarter, and increased $12.7 million from $15.2 million for the 2005 six-month period to $27.9 million for the 2006 six-month period. The increase was primarily attributable to higher average balances of outstanding borrowings resulting from our March 29, 2005 debt restructuring, in which we incurred $20.0 million in additional borrowings, and our July 26, 2005 debt refinancing, in which we incurred $35.0 million in additional borrowings, including $5.0 million of borrowings under our first lien notes and $30.0 million of borrowings under our third lien notes. The increase was also attributable to an increase in the weighted average interest rates that accrued on our outstanding borrowings. At June 30, 2006, our overall weighted average annual interest rate was 15.4%, including debt discount and excluding deferred financing costs, compared to 9.5% at June 30, 2005. Of our interest expense for the 2006 and 2005 quarters and six-month periods, we paid in-kind interest of $1.6 million for the 2006 quarter, compared to $613,000 for the 2005 quarter, and $2.8 million for the 2006 six-month period compared to $633,000 for the 2005 six-month period. Interest expense resulting from amortization of debt discount and debt issuance costs increased $400,000 from $1.6 million for the 2005 quarter to $2.0 million for the 2006 quarter, and increased $2.2 million from $1.7 million for the 2005 six-month period to $3.9 million for the 2006 six-month period.

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

The following table sets forth, for the 2006 and 2005 quarters and six-month periods, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(11,682)	$(6,390)	$(26,542)	$(10,486)
Depreciation and amortization	14,404	13,198	28,039	26,150
Interest income and expense, net	13,529	8,980	26,612	14,938

EBITDA	$16,251	$15,788	$28,109	$30,602

EBITDA for the 2005 quarter includes a debt issuance cost write-off of $3.9 million, executive severance expense of $536,000, stock-based executive severance expense of $47,000 and special consulting fees of $1.1 million. EBITDA for the 2005 six-month period includes a debt issuance cost write-off of $3.9 million, executive severance expense of $4.1 million, stock-based executive severance expense of $550,000 and special consulting fees of $2.8 million. We incurred the foregoing executive severance expense in connection with the employment terminations of four senior executive officers and the special consulting fees to facilitate the restructuring of our operations. Excluding the foregoing debt issuance cost write-off, executive severance and stock-based executive severance expense and special consulting fees, EBITDA would have been $21.4 million for the 2005 quarter and $42.0 million for the 2005 six-month period.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2006 and 2005 six-month periods, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by operating activities was $1.2 million in the 2006 six-month period and $25.3 million in the 2005 six-month period and included changes in working capital of $(9.7) million in the 2006 six-month period and $(2.2) million in the 2005 six-month period. We used $22.2 million in the 2006 six-month period and $12.5 million in the 2005 six-month period to pay interest. During the 2006 six-month period, we used working capital to pay approximately $1.5 million accrued compensation and $1.2 million other accrued liabilities, primarily taxes, that were included in accrued liabilities at the beginning of the period. We used $7.3 million of working capital in the 2006 six-month period and $7.1 million in the 2005 six-month period to reduce trade accounts payable. In the 2006 six-month period, working capital decreased due to an increase in prepaid expenses of $1.8 million and a reduction in accrued interest of $1.0 million. A reduction of accounts receivable of $2.2 million in the 2006 six-month period partially offset the use of working capital in the period. In the 2005 six-month period, a reduction of accounts receivable of $2.0 million and an increase in accrued compensation and other accrued liabilities of $3.7 million partially offset the use of working capital to reduce trade accounts payable.

Cash used in investing activities was $22.2 million in the 2006 six-month period and $15.8 million in the 2005 six-month period. In the 2006 six-month period, we used $22.8 million to fund capital expenditures and $698,000 to pay accrued restructuring costs related to prior years and realized proceeds from sale of fixed assets of $1.4 million. In the 2005 six-month period, we used $12.4 million to fund capital expenditures and $3.8 million to pay accrued restructuring and merger costs.

Cash used by financing activities in the 2006 six-month period of $1.0 million was used for repayment of capital lease obligations and other long-term liabilities. Cash provided by financing activities in the 2005 six-month period of $7.8 million reflected our receipt, as part of our March 2005 restructuring, of $20 million of proceeds of a subordinated secured loan and warrants, net of $6.1 million of debt issuance and other costs of restructuring, $1.2 million of debt issuance costs related to our July 2005 refinancing and $4.9 million of repayments of long-term debt, capital lease obligations and other long-term liabilities.

At June 30, 2006, we had approximately $329.8 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 15.4%, including debt discount and excluding deferred financing costs.

Cash Requirements. At June 30, 2006, we had entered into agreements with vendors to purchase approximately $6.7 million of property, plant, equipment and services during the year ending December 31, 2006 related primarily to the improvement and installation of communications facilities and services.

At June 30, 2006, we had made $22.8 million of capital expenditures in 2006. We expect that we will begin to make increasing investments in capital expenditures over the next year principally to upgrade our network facilities and expand our Internet Protocol (IP) network. We currently estimate that our aggregate capital requirements for 2006 will total approximately $45 million to $55 million, including $1.5 million of commitments at June 30, 2006. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

To enhance our liquidity position, we intend to continue to pursue possible sales of assets that are not integral to our network operations. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to complete any such additional asset sales.

We believe that our unrestricted cash on hand of $47.3 million at June 30, 2006 plus an additional $20 million of borrowings we expect to be able to obtain under our existing first lien, senior secured notes and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including the anticipated increase in capital expenditures as described above, an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing. Our ability to obtain such financing is subject to significant restrictions under the terms of our existing senior secured indebtedness.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $320.1 million of borrowings outstanding under our senior notes and second lien credit facility as of June 30, 2006. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $320.1 million of our outstanding borrowings under our senior notes and second lien credit facility at June 30, 2006 accrue interest at variable rates. The portion of any interest in excess of a 12% annual rate on $264.0 million of our outstanding borrowings under our senior notes is payable in kind at our option, and we have elected for all applicable payments through June 30, 2006 to pay that portion of interest in kind. A change of one percentage point in the interest rate applicable to our $320.1 million of variable-rate debt at June 30, 2006 would result in a fluctuation of approximately $3.2 million in our annual interest expense, of which, at our option, approximately $2.6 million would be payable in kind and $0.6 million would be payable in cash.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

During the second quarter of 2006, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its 2006 annual meeting of stockholders on May 3, 2006. All holders of record of the Company’s common stock at the close of business on March 24, 2006 were eligible to vote at the 2006 annual meeting.

(c) Each holder of common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of March 24, 2006, there were 18,745,359 shares of common stock outstanding, which represented a total of 18,745,359 votes entitled to vote at the annual meeting.

At the 2006 annual meeting, the stockholders approved a proposal to elect each of the seven nominees to the board of directors. The tabulation of votes on this proposal is as follows:

Nominee	Votes For	Votes Withheld
John Almeida, Jr.	17,345,778	437,833
Steven C. Chang	17,466,731	316,880
Randall E. Curran	17,471,824	311,787
John J. DeLucca	17,546,769	236,842
Clyde A. Heintzelman	17,553,628	229,983
Michael E. Leitner	17,431,050	352,561
Thomas E. McInerney	17,446,764	336,847

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: August 14, 2006	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Index
31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.