Form 10-Q
period 2006-09-30
ITC DELTACOM INC
filed 2006-11-13
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at September 30, 2006
Common Stock, $.01 par value	18,754,942 shares

ITC^DeltaCom, Inc.

PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,577	$69,360
Restricted cash	1,008	1,108
Accounts receivable, less allowance for doubtful accounts of $4,647 and $9,237 in 2006 and 2005, respectively	60,160	62,356
Inventory	5,346	4,766
Prepaid expenses and other	6,517	4,883

Total current assets	130,608	142,473

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $131,296 and $89,828 in 2006 and 2005, respectively	241,682	254,558

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $9,951 and $8,046 in 2006 and 2005, respectively	10,521	12,320
Other long-term assets	9,771	12,298

Total other long-term assets	55,401	59,727

Total assets	$427,691	$456,758

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$33,377	$34,108
Construction	2,316	6,592
Accrued interest	8,953	2,349
Accrued compensation	5,282	5,565
Unearned revenue	20,520	19,128
Other accrued liabilities	21,550	21,840
Current portion of other long-term liabilities	—	980
Current portion of long-term debt and capital lease obligations (Note 3)	21,455	7,105

Total current liabilities	113,453	97,667

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 5)	3,519	4,675
Long-term debt and capital lease obligations (Note 3)	311,389	317,597

Total long-term liabilities	314,908	322,272

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A in 2002; 201,882 and 190,286 shares issued and outstanding in 2006 and 2005, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	18,485	17,115
Par value $0.01; 1,200,000 shares designated Series B in 2003; 607,087 and 572,071 shares issued and outstanding in 2006 and 2005, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	55,426	51,358
Par value $0.01; 28,000,000 shares designated Series C in 2005; 0 shares issued in 2006 and 2005; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—

Total convertible redeemable preferred stock	73,911	68,473

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 18,754,942 and 18,745,070 shares issued and outstanding in 2006 and 2005, respectively	187	187
Additional paid-in capital	287,568	286,506
Warrants outstanding	27,492	27,492
Accumulated deficit	(389,828)	(345,839)

Total stockholders’ deficit	(74,581)	(31,654)

Total liabilities and stockholders’ deficit	$427,691	$456,758

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
OPERATING REVENUES:
Integrated communications services	$96,503	$102,538	$286,915	$319,632
Equipment sales and related services	6,826	4,942	18,262	15,796
Wholesale services	20,789	21,009	62,690	64,476

TOTAL OPERATING REVENUES	124,118	128,489	367,867	399,904

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	61,492	63,432	187,556	200,277
Selling, operations and administration	45,102	50,132	134,995	150,088
Depreciation and amortization	15,345	13,329	43,384	39,480
Restructuring	242	—	480	135
Asset impairment loss	—	600	—	600

Total operating expenses	122,181	127,493	366,415	390,580

OPERATING INCOME	1,937	996	1,452	9,324

OTHER (EXPENSE) INCOME:
Interest expense, net of amounts capitalized	(14,634)	(11,893)	(42,497)	(27,064)
Interest income	619	211	1,869	445
Debt issuance cost write-off	—	—	—	(3,948)
Other income	167	2,353	722	2,424

Total other expense, net	(13,848)	(9,329)	(39,906)	(28,143)

LOSS BEFORE INCOME TAXES	(11,911)	(8,333)	(38,454)	(18,819)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(11,911)	(8,333)	(38,454)	(18,819)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,877)	(1,753)	(5,535)	(5,173)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(13,788)	$(10,086)	$(43,989)	$(23,992)

BASIC AND DILUTED NET LOSS PER COMMON SHARE (Note 4)	$(0.74)	$(0.54)	$(2.35)	$(1.29)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,752,130	18,703,069	18,747,577	18,557,257

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,454)	$(18,819)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	43,384	39,480
Provision for uncollectible accounts	2,769	7,208
Stock-based compensation	1,884	1,661
Asset impairment loss	—	600
Amortization of debt issuance costs and debt discount	5,886	3,261
Write-off of debt issuance costs	—	3,948
Interest paid in kind	4,703	1,476
Gain on settlement of long-term lease	—	(1,171)
Net (gain) on sale of fixed assets	(668)	(1,870)
Changes in current operating assets and liabilities:
Accounts receivable, net	(460)	1,504
Inventory	(580)	(1,276)
Prepaid expenses	(1,634)	(1,040)
Accounts payable	(778)	(10,432)
Accrued interest	6,604	129
Unearned revenue	1,392	(1,247)
Accrued compensation and other accrued liabilities	(1,526)	709

Total adjustments	60,976	42,940

Net cash provided by operating activities	22,522	24,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,512)	(14,592)
Change in accrued capital related costs	(4,276)	(4,439)
Proceeds from sale of fixed and intangible assets	1,576	1,054
Proceeds from the sale of e^deltacom data center assets	—	25,859
Other	(119)	(273)
Change in restricted cash	100	142
Payment for accrued restructuring and merger costs	(1,060)	(4,437)

Cash provided by (used in) investing activities	(33,291)	3,314

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, capital lease and other long-term obligations	(1,014)	(209,988)
Proceeds from issuance of long-term debt and common stock warrants, net of issuance costs	—	242,478

Cash provided by (used in) financing activities	(1,014)	32,490

CHANGE IN CASH AND CASH EQUIVALENTS	(11,783)	59,925

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,360	16,599

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,577	$76,524

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$25,304	$22,198

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$5,535	$5,173

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

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2006. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2006 or any other period.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three and nine months ended September 30, 2005 to conform with the presentation of the financial statements for the three and nine months ended September 30, 2006.

2.    Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is applicable under other accounting pronouncements that require or permit fair value measurements and defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The statement establishes a fair value hierarchy that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs), and provides that valuation techniques used to measure fair value shall maximize the use of observable inputs and minimize the use of unobservable inputs. The statement establishes disclosures for assets and liabilities measured on a recurring basis sufficient to assess the inputs used to develop the fair value measurements and, for recurring fair value measurements using significant unobservable inputs, establishes disclosures for the effect of the measurements on earnings or changes in net assets for the period. For assets and liabilities that are measured at fair value on a nonrecurring basis (for example, impaired assets), the statement also requires disclosures sufficient to assess the inputs used to develop the measurements. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect that adoption of SFAS No. 157 will have upon its financial statements, which is not reasonably estimable at this time.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on other matters directly related to accounting for uncertainty in income taxes. FIN 48 provides that a company should recognize a tax position in its financial statements based on determination of whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and should measure the tax position as the largest amount of benefit that is greater than 50 percent likely to be ultimately realized. FIN 48 is effective for fiscal years beginning after December 15, 2006 and must be applied to all open tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to tax liabilities and to the opening balance of retained earnings in the year adopted. The Company intends to adopt FIN 48 effective on January 1, 2007. The Company has not determined the effect that adoption of FIN 48 will have upon its financial statements, which is not reasonably estimable at this time.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which the Company adopted effective on January 1, 2006. SFAS No. 123R requires companies to measure and recognize compensation expense for all share-based payments at fair value. The FASB has issued a number of supplements to SFAS No. 123R to guide the implementation of this new accounting pronouncement. Share-based payments include stock option grants and other equity-based awards granted under the Company’s stock incentive plan. The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company recognizes compensation cost on a straight-line basis over the vesting periods of the awards. Note 4 provides additional information about stock-based compensation.

3.    Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
First lien, senior secured notes due July 2009	$211,928	$209,535
Second lien secured credit facility due August 2009	56,218	55,900
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $5,081 and $6,351 in 2006 and 2005, respectively	16,935	14,849
Third lien, senior secured notes due September 2009, net of unamortized discount of $9,605 and $11,807 in 2006 and 2005, respectively	22,166	18,788
10 1/2 % senior unsecured notes due September 2007	18,525	18,525
10% unsecured notes, $2,272 due October 31, 2006, $2,400 due in 36 monthly installments beginning November 2006 and $2,400 due October 2009	7,072	7,072
Capital lease obligations at varying interest rates, maturing through April 2006	—	33

Total	332,844	324,702
Less current maturities	(21,455)	(7,105)

Total	$311,389	$317,597

On October 31, 2006, the Company completed the modification of the payment terms of its unsecured note in the principal amount of $7.1 million that had been payable in full on October 31, 2006. The holder of the note agreed to payment modifications that provided for payment of $2.27 million of principal on October 31, 2006, $2.4 million of principal plus interest payments over 36 monthly installments beginning November 1, 2006, and $2.4 million of principal due October 1, 2009, with interest payable monthly. Interest on the note, which had accrued at an annual rate of 8 3/4%, was modified to accrue at an annual rate of 10% on principal balances outstanding after October 31, 2006.

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

In connection with the issuance of the third lien notes, the Company issued 9,000,000 warrants to the third lien note purchasers other than the Welsh Carson securityholders. The warrants are exercisable either for shares of a new issue of the Company’s 8% Series C Convertible Redeemable Preferred Stock or shares of common stock at the option of the warrant holders. The Company determined the value associated with the warrants to be $13.0 million as of July 26, 2005, and is amortizing the resulting debt discount to interest cost using the interest method.

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

Interest cost for the three and nine months ended September 30, 2006 included $1.2 million and $3.5 million, respectively, of amortized debt discount.

4.    Stock-Based Compensation

The Company maintains a stock-based employee compensation plan (the “Stock Incentive Plan”), the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan, which the board of directors adopted effective on October 29, 2002 and amended and restated in October 2003. The compensation committee of the board of directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. The Company also maintains an Executive Stock Incentive Plan, which the board of directors adopted effective on May 10, 2005 and amended and restated in December 2005. The Executive Stock Incentive Plan provides for the award of restricted stock units to three senior officers of the Company pursuant to the Company’s employment agreements with those officers.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company now recognizes compensation cost on a straight-line basis over the vesting periods of the awards.

The Company estimates that future compensation expense related to existing stock option awards will total approximately $106,000 over the remaining requisite service periods during the years ending December 31, 2006 through December 31, 2008. During the three months ended September 30, 2006, the Company granted restricted common stock units for 200,000 shares of common stock with a total fair value of $280,000, which the Company will recognize in expense over the approximate three-year service period. The fair value of the award was determined based on the closing price of the Company’s common stock on the date of the grant. There were no other awards granted in the nine months ended September 30, 2006 under the Stock Incentive Plan.

The Company recognized stock-based compensation in the total amount of $569,000 and $1.9 million in the three and nine months ended September 30, 2006, respectively, including compensation related to existing stock option awards, to restricted stock units granted in prior years, and to equity securities granted to three officers in the year ended December 31, 2005.

Prior to the adoption of SFAS No. 123R, the Company accounted for awards under the Stock Incentive Plan under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prior to the adoption of SFAS No. 123R, the Company provided pro forma net (loss) and pro forma net (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS No. 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 during the three and nine months ended September 30, 2005:

	September 30, 2005
	Three Months Ended	Nine Months Ended
Net loss applicable to common stockholders:
As reported	$(10,086)	$(23,992)
Add: total stock-based employee compensation expense included in net loss	418	1,661
Less: total stock-based employee compensation expense determined under fair value based method for all awards	(591)	(2,213)

Pro forma	$(10,259)	$(24,544)

Basic and diluted net loss per common share:
As reported	$(0.54)	$(1.29)
Pro forma	$(0.55)	$(1.32)

The fair value of stock option awards was estimated for the nine months ended September 30, 2005 using the Black-Scholes model with the following weighted-average assumptions:

Expected life (in years)	5.0
Interest rate	3.85%
Volatility	140.0%
Dividend yield	—
Weighted-average fair value at grant date	$1.50

There were no stock option awards granted under the stock incentive plans in the nine months ended September 30, 2006.

5.    Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company and the Company’s acquisition of BTI Telecom Corp., a facilities-based integrated communications services provider, in the year ended December 31, 2003, a workforce reduction implemented in December 2004, and a plan implemented in the year ended December 31, 2005 to close and relocate certain functions from the Company’s former headquarters location in West Point, Georgia. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2006 through September 30, 2006 (in thousands):

	Balance at December 31, 2005	Accruals	Write-offs/ Payments	Balance at September 30, 2006
Restructuring charges:
Employee severance, retention and relocation	$109	$480	$566	$23
Office space leases	5,733	—	1,060	4,673

Total	$5,842	$480	$1,626	$4,696

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2005	Balance at September 30, 2006
Other accrued liabilities	$1,348	$1,294
Long-term restructuring liabilities	4,494	3,402

Total	$5,842	$4,696

6.    Commitments and Contingencies

Purchase Commitments

At September 30, 2006, the Company had entered into agreements with vendors to purchase approximately $6.7 million of property, plant, equipment and services during the year ending December 31, 2006 related to the upgrade and installation of switches, network capacity increases and certain services initiatives.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 12 to the Company’s audited consolidated financial statements included in the 2005 Form 10-K and in the notes to the Company’s unaudited consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q. Other than such proceedings, any significant updated information about which is provided below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Gulf Power Company Rights-of-Way. The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. During 2000, Gulf Power Company was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claim to represent a class of all real property owners over whose property Gulf Power Company has facilities that are used by third parties. The real property owners have alleged that Gulf Power Company does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. In November 2005, the trial court entered a declaratory judgment for the plaintiffs. In that decision, the court ruled that the easements do not allow general telecommunications use and that Gulf Power Company did not have the right to apportion the easement for general telecommunications purposes. The trial court has not yet addressed any issues relating to damages. In October 2006, the Florida First Circuit Court of Appeals dismissed the appeal brought by Gulf Power Company and the Company on the basis that the trial court’s November 2005 ruling was not a final order and therefore not yet subject to appeal.

Georgia Power Company Rights-of-Way. The Company uses rights-of-way of Georgia Power Company in Georgia for a portion of the Company’s network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of landowners. The plaintiffs have alleged that Georgia Power and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. The Company was made a party to the suit in January 2002. In January 2005, the trial court granted the plaintiffs’ motion for partial summary judgment, holding that Georgia Power had the right to use the easements for communications directly related to the transmission and distribution of electricity, but that the easements do not provide Georgia Power the right to allow any other party, including the Company, the use of the rights-of-way for the transmission of telecommunications services. In November 2005, the Georgia Court of

Appeals reversed the trial court’s ruling and held that Georgia Power’s easements allow use for fiber optic communication lines and remanded to the trial court the question whether the easements were divisible so as to allow use by persons other than Georgia Power, including the Company. In May 2006, the Georgia Supreme Court denied the plaintiffs’ request for review of the ruling by the Georgia Court of Appeals. On remand, the trial court held in October 2006 that the easements are divisible and granted summary judgment to the defendants, including the Company.

In November 2002, a civil action was filed in the Superior Court of Walton County, Georgia, against Georgia Power Company and the Company. The plaintiff, claiming to be representative of a class of all real property owners over which Georgia Power Company has facilities, alleges that the documents granting Georgia Power Company the rights to cross the plaintiff’s property do not grant the right to Georgia Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties. In September 2006, the plaintiff voluntarily dismissed its complaint without prejudice.

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

7.    Subsequent Events

On October 27, 2006, the Company entered into an amendment to the note purchase agreement under which it issued $209 million principal amount of first lien, senior secured notes on July 26, 2005. The amendment provides for the Company’s private placement to institutional investors of $21 million principal amount of additional first lien, senior secured notes with the same payment terms and the same July 26, 2009 maturity date as the outstanding first lien notes. On November 10, 2006, the Company completed the private placement of the $21 million in principal amount of additional first lien, senior secured notes.

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

When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed below and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2005 fiscal year, include dependence on new product development, rapid technological and market change, dependence upon rights of way and other third-party agreements, debt service and other cash requirements, liquidity constraints and risks related to future growth and rapid expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, customer reductions in services, delays or difficulties in deployment and implementation of collocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules, general economic and business conditions, failure to maintain underlying service or vendor arrangements, competition, adverse changes in the regulatory or legislative environment, and various other factors beyond the Company’s control. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our 2005 fiscal year and the financial statements and related notes included in that report.

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

As of September 30, 2006, we marketed and sold our integrated communications services through 43 branch offices. As of the same date, our fiber optic network of 11,141 route miles, which extended from New York to Florida and from Georgia to Texas, principally covered portions of our primary eight-state market.

During the third quarter of 2006, we:

•	increased total operating revenues for the second consecutive quarter despite the decreased number of business days in the third quarter of 2006;

•	increased our net billable retail local lines in service by approximately 4,100 lines from June 30, 2006 to September 30, 2006 through the addition of approximately 10,300 facilities-based lines (net of 6,200 resale and UNE-P lines groomed from our network), which represented our fourth consecutive quarter of billable line increases since we experienced a net loss of 2,100 billable lines in the third quarter of 2005;

•	increased service on our own network to 74% of our local retail lines from 72% at the beginning of the quarter;

•	increased our local service revenues by $2.9 million over the third quarter of 2005;

•	increased our revenues from sales of equipment and related services to our customers by 39% over the third quarter of 2005;

•	increased the size of our sales force by 4% over the second quarter of 2006 following a 12% increase over the first quarter of 2006;

•	invested $11.0 million for capital expenditures for the quarter and $33.8 million for the nine months ended September 30, 2006 as a part of our expected capital expenditures of $45 million to $55 million for 2006 that we are making to support our sales growth and implement our strategy of increasing investments over the next year principally to upgrade our network facilities and expand our Internet Protocol network;

•	successfully negotiated modified payment terms on our $7.1 million unsecured note that had been payable in full on October 31, 2006, to pay $2.27 million of principal on October 31, 2006, to extend repayment of $2.4 million of principal over 36 monthly installments beginning November 2006, and to extend repayment of the remaining $2.4 million of principal to October 2009; and

•	successfully negotiated an agreement, which we signed in October and closed in November, to sell $21 million of additional first lien, senior secured notes to generate proceeds for investment in our network growth program.

The following table presents, as of the dates indicated, information about our business.

	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Branch offices	43	42	42	42	40
Collocations (1)	266	266	266	256	253
Voice switches, Nortel DMS500, Lucent 5E and DEX	23	23	23	23	25
Frame relay/ATM switches	78	77	77	75	75
Number of employees(2)	1,976	1,917	1,925	1,950	2,005

(1)	Two collocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
Integrated communications services revenues	$96,503	$96,041	$94,371	$95,337	$102,538
Equipment sales and related services revenues	6,826	6,860	4,576	4,404	4,942
Wholesale services revenues:
Broadband transport	15,040	14,947	14,975	15,094	14,934
Local interconnection	1,945	1,982	2,139	2,098	2,311
Directory assistance and operator services	2,633	2,604	2,634	2,512	2,422
Other	1,171	1,377	1,243	1,052	1,342

Total wholesale services revenues	20,789	20,910	20,991	20,756	21,009

Total operating revenues	$124,118	$123,811	$119,938	$120,497	$128,489

Increase (decrease) in total operating revenues (from previous quarter)	0.3%	3.2%	(0.5)%	(6.2)%	(4.2)%
Retail business lines in service	386,414	382,281	374,905	367,220	366,349
Wholesale lines in service(1)	53,222	53,774	62,974	62,606	61,272

Total business lines in service (2)	439,636	436,055	437,879	429,826	427,621
Lines in service/sold percentage
Integrated communications services	96%	96%	97%	97%	98%
Wholesale services(1)	98%	98%	99%	98%	99%

(1)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(2)	Reported net of lines disconnected or canceled. Excludes lines in connection with our residential Unbundled Network Element-Platform, or UNE-P, offering, which we discontinued in November 2005.

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Operating Revenues. Total operating revenues decreased $4.4 million, or 3.4%, to $124.1 million in the three months ended September 30, 2006 (the “2006 quarter”) from $128.5 million in the three months ended September 30, 2005 (the “2005 quarter”). Total operating revenues decreased $32.0 million, or 8.0%, to $367.9 million in the nine months ended

September 30, 2006 (the “2006 nine-month period”) from $399.9 million in the nine months ended September 30, 2005 (the “2005 nine-month period”). Excluding $1.8 million of revenues in the 2005 quarter and $6.1 million of revenues in the 2005 nine-month period attributable to our former residential UNE-P service offering, which we discontinued in November 2005, and $2.3 million of revenues in the 2005 quarter and $8.5 million of revenues in the 2005 nine-month period from our e^deltacom managed services business, which we sold in September 2005, total operating revenues decreased $289,000, or .2%, in the 2006 quarter and $17.4 million, or 4.5%, in the 2006 nine-month period. The decline in total operating revenues was primarily attributable to a decrease in long distance revenues, which are part of our integrated communications services revenues. Total operating revenues increased $307,000, or .3%, in the 2006 quarter from the quarter ended June 30, 2006 as a result of increased integrated communications services revenues.

Integrated communications services revenues in the 2006 quarter decreased $2.0 million, or 2.0%, to $96.5 million from $98.5 million in the 2005 quarter, excluding revenues of $4.1 million we derived in the 2005 quarter from our discontinued residential services offering and e^deltacom managed services business. Integrated communications services revenues in the 2006 nine-month period decreased $18.1 million, or 5.9%, to $286.9 million from $305.0 million in the 2005 nine-month period, excluding revenues of $14.6 million we derived in the 2005 nine-month period from the discontinued residential services offering and e^deltacom managed services business. The decrease in the 2006 quarter resulted primarily from a decrease in long distance service revenues of $4.4 million. The decrease in the 2006 nine-month period also resulted primarily from a decrease of $13.1 million in long distance service revenues and a decrease of $5.8 million in data service revenues. Our lower long distance service revenues reflected a 12% reduction in total minutes used by our customers due to competitive pressures and technological changes in service delivery, as well as a 3% reduction in our average long distance rates charged from the rates in the 2005 quarter. We increased our non-billable long distance minutes of use bundled with our local service products from the 2005 periods to the 2006 periods as a result of our strategy to convert our revenue to fixed recurring charges. At September 30, 2006, approximately 11% of our long distance minutes of use were generated within our bundled local services. Our net billable local lines in the 2006 quarter increased 5.5% over the 2005 quarter and increased at an annualized rate of 7% in the 2006 nine-month period. During the 2006 quarter, growth in our bundled local service products generated an increase of $2.9 million in local service revenues over the 2005 quarter. Price competition limited our growth in local revenue to .1% in the 2006 nine-month period. During the 2006 quarter, we experienced increased local service revenues at an annualized rate of 5.6% over the second quarter of 2006.

We continue to pursue a strategy of targeting sales of our facilities-based local service products to offset customer attrition in our resale and UNE-P-line customer base as well as to improve profitability by reducing the proportion of our local lines concentrated in higher cost resale and UNE-P services. As a result, we experienced an increase of approximately 43,300 facilities-based local lines and a decrease of approximately 23,200 resale and UNE-P lines from the end of the 2005 quarter to the end of the 2006 quarter. During the 2006 quarter, we achieved a net increase in billable local lines of approximately 4,100 lines through our addition of approximately 10,300 facilities-based local lines net of approximately 6,200 resale and UNE-P lines that were disconnected or converted to facilities-based lines. During the 2006 nine-month period, we achieved a net increase in billable local lines of approximately 19,200 lines through our addition of approximately 34,200 facilities-based local lines net of approximately 15,000 resale and UNE-P lines that were disconnected or converted to facilities-based lines. Although we anticipate continuing declines in our long distance service revenues, we expect stability in our business local lines as a result of sales of our integrated T-1 based products, which provide voice and data solutions to meet our business customers’ specialized needs.

Revenues from equipment sales and related services increased 38.8%, or $1.9 million, to $6.8 million in the 2006 quarter from $4.9 million in the 2005 quarter. Revenues from equipment sales and related services increased $2.5 million, or 15.8%, from $15.8 million in the 2005 nine-month period to $18.3 million in the 2006 nine-month period. Revenues from equipment sales increased as a result of increased sales productivity, additional sales personnel and expansion of the markets in which we market equipment.

Revenues generated by sales of wholesale services in the 2006 quarter declined .1%, or $220,000, to $20.8 million from $21.0 million in the 2005 quarter, and declined 2.8%, or $1.8 million, to $62.7 million in the 2006 nine-month period from $64.5 million in the 2005 nine-month period. The lower revenues for the 2006 periods were primarily attributable to competitive market pressures on our wholesale local interconnection revenues resulting from the decline in demand for Internet dial-up services. Revenues from sales of wholesale services in the 2006 quarter decreased approximately $121,000 from the second quarter of 2006.

Cost of Services and Equipment. Total cost of services and equipment of $61.5 million, or 49.5% of total operating revenues, in the 2006 quarter represented a decrease of $1.9 million from total cost of services and equipment of $63.4 million, or 49.4% of total operating revenues, in the 2005 quarter. Total cost of services and equipment of $187.6 million, or 51.0% of total operating revenues, in the 2006 nine-month period represented a decrease of $12.7 million from total cost of services and equipment of $200.3 million, or 50.1% of total operating revenues, in the 2005 nine-month period. The decrease in total cost of services and equipment for the 2006 periods was attributable to a reduction in costs of providing services to residential customers, which we ceased in November 2005, and in the cost of services for e^deltacom, our managed services business which we sold in September 2005, as well as to the benefits we derived from our cost management programs and to cost reductions resulting from the decline in long distance minutes of use purchased by our customers. These cost reductions were offset by an increase in the cost of equipment sales resulting from increased sales of equipment and increases in the cost of certain facilities due to cost increases authorized under the FCC Triennial Review Remand Order, or TRRO.

Our cost of services and equipment as a percentage of total operating revenues increased from 49.4% in the 2005 quarter and 50.1% in the 2005 nine-month period to 49.5% in the 2006 quarter and 51.0% in the 2006 nine-month period. The increases in the 2006 periods were attributable to the decline in our total operating revenues and to cost increases, including cost increases authorized under the TRRO. Our cost of services and equipment as a percentage of total operating revenues decreased from 52% in the quarter ended March 2006 and from 51.5% in the quarter ended June 30, 2006 to 49.5% in the 2006 quarter, primarily as a result of our cost management programs.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $45.1 million, or 36.3% of total operating revenues, in the 2006 quarter decreased $5.0 million from $50.1 million, or 39% of total operating revenues, in the 2005 quarter. Selling, operations and administration expense of $135.0 million, or 36.7% of total operating revenues, in the 2006 nine-month period decreased $15.1 million from $150.1 million, or 37.5% of total operating revenues, in the 2005 nine-month period. Selling, operations and administrative expense in the 2005 nine-month period included executive severance expense of $4.1 million and stock-based executive expense of $550,000 (compared to no such expense in the 2005 quarter) as described below, and special consulting fees of $430,000 in the 2005 quarter and $3.2 million in the 2005 nine-month period that we incurred to facilitate the restructuring of our operations. We did not incur any such expense in the 2006 quarter and nine-month period. Excluding the 2005 charges of a total of $430,000 in the 2005 quarter and $7.9 million in the 2005 nine-month period, selling, operations and administration expenses as a percentage of total operating revenues decreased from 38.7% in the 2005 quarter to 36.3% in the 2006 quarter and increased from 35.6% in the 2005 nine-month period to 36.7% in the 2006 nine-month period. The increase in the percentage of selling, operations and administration expenses to total operating revenue in the 2006 nine-month period resulted primarily from the decrease in our total operating revenues.

In the 2005 nine-month period, four of our senior executive officers terminated their employment. In accordance with their employment and retention agreements, the officers were entitled to lump-sum severance payments and continuing insurance benefits totaling approximately $3.8 million, and to accelerated vesting of all previously unvested stock-based incentive awards.

The total number of our employees increased to 1,976 at September 30, 2006 from approximately 1,950 at December 31, 2005. The increase was in sales-related functions as we continued investing in a strong sales presence located in our branch offices near our customers.

Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million from $13.3 million in the 2005 quarter to $15.3 million in the 2006 quarter, and increased $3.9 million from $39.5 million in the 2005 nine-month period to $43.4 million in the 2006 nine-month period. The increase in depreciation and amortization expense was primarily attributable to depreciation and amortization of capital assets and costs of customer installation and acquisition we placed in service in 2005 and 2006.

Interest Expense. Interest expense increased $2.7 million from $11.9 million in the 2005 quarter to $14.6 million in the 2006 quarter, and increased $15.4 million from $27.1 million in the 2005 nine-month period to $42.5 million in the 2006 nine-month period. The increase was primarily attributable to higher average balances of outstanding borrowings resulting from our March 29, 2005 debt restructuring, in which we incurred $20.0 million in additional borrowings, and our July 26, 2005 debt refinancing, in which we incurred $35.0 million in additional borrowings, including $5.0 million of borrowings under our first lien notes and $30.0 million of borrowings under our third lien notes. The increase was also attributable to an increase in the weighted average interest rates that accrue on our outstanding borrowings. At September 30, 2006, our overall weighted average annual interest rate was 15.6%, including debt discount and excluding deferred financing costs, compared to 14.1% at September 30, 2005. Of our interest expense for the 2006 and 2005 quarters and nine-month periods, we paid in-kind interest of $1.9 million in the 2006 quarter, compared to $843,000 in the 2005 quarter, and $4.7 million in the 2006 nine-month period compared to $1.5 million in the 2005 nine-month period. Interest expense resulting from the amortization of debt discount and debt issuance costs increased $500,000 from $1.5 million in the 2005 quarter to $2.0 million in the 2006 quarter, and increased $2.6 million from $3.3 million in the 2005 nine-month period to $5.9 million in the 2006 nine-month period.

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

The following table sets forth, for the 2006 and 2005 quarters and nine-month periods, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(11,911)	$(8,333)	$(38,454)	$(18,819)
Depreciation and amortization	15,345	13,329	43,384	39,480
Interest income and expense, net	14,015	11,682	40,628	26,619

EBITDA	$17,449	$16,678	$45,558	$47,280

EBITDA increased $771,000 to $17.5 million for the 2006 quarter from $16.7 million for the 2005 quarter and decreased $1.7 million to $45.6 million for the 2006 nine-month period from $47.3 million for the 2005 nine-month period. EBITDA for the 2005 quarter includes a $1.6 million impact of Hurricane Katrina on revenue (customer credits) and selling, operations and administration expense incurred, $430,000 of special consulting fees, a $600,000 asset impairment loss, and gains from sale of non-core assets of $2.3 million. EBITDA for the 2005 nine-month period includes a $1.6 million impact of Hurricane Katrina, $3.2 million of special consulting fees, $4.1 million of executive severance expense, a $600,000 asset impairment loss, a debt issuance cost write-off of $3.9 million, and gains from sale of non-core assets of $2.4 million. We incurred the foregoing executive severance expense in connection with the employment terminations of four senior executive officers and the special consulting fees to facilitate the restructuring of our operations. Excluding the foregoing impact of Hurricane Katrina, debt issuance cost write-off, executive severance and stock-based executive severance expense, special consulting fees, asset impairment loss, and gains from sale of non-core assets, EBITDA would have been $17.0 million for the 2005 quarter and $58.8 million for the 2005 nine-month period.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2006 and 2005 nine-month periods, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by operating activities was $22.5 million in the 2006 nine-month period and $24.1 million in the 2005 nine-month period and included changes in working capital of $3.0 million in the 2006 nine-month period and $(11.7) million in the 2005 nine-month period. We used $25.3 million in the 2006 nine-month period and $22.2 million in the 2005 nine-month period to pay interest on our borrowings. During the 2006 nine-month period, we used working capital to pay approximately $2.4 million of accrued compensation, which was partially offset by an increase of $875,000 in other accrued liabilities. We used $778,000 of working capital in the 2006 nine-month period and $10.4 million in the 2005 nine-month period to reduce trade accounts payable. In the 2006 nine-month period, working capital decreased as a result of increases of $1.6 million in prepaid expenses and $580,000 in inventory. Working capital increased $6.6 million in the 2006 nine-month period from accrued interest due and paid at the beginning of the fourth quarter of 2006. Increased working capital in the 2005 nine-month period also reflected a reduction of $1.5 million in accounts receivable and an increase of $709,000 in accrued compensation and other accrued liabilities which were offset by the use of working capital to increase inventory by $1.3 million and increase prepaid expenses by $1.0 million.

Cash used in investing activities was $33.3 million in the 2006 nine-month period. Cash provided by investing activities was $3.3 million in the 2005 nine-month period. In the 2006 nine-month period, the sale of fixed assets provided cash of $1.6 million. In the 2005 nine-month period, net proceeds from the sale of our e^deltacom data center assets provided cash of $25.9 million and the sale of other fixed and intangible assets provided cash of $1.1 million. In the 2006 nine-month period, we used $33.8 million to fund capital expenditures and $1.1 million to pay accrued restructuring costs related to prior years. In the 2005 nine-month period, we used $19.0 million to fund capital expenditures and $4.4 million to pay accrued restructuring and merger costs.

Cash used by financing activities in the 2006 nine-month period of $1.0 million was used for repayment of capital lease obligations and other long-term liabilities. Cash provided by financing activities in the 2005 nine-month period of $32.5 million reflected our receipt of $20 million of proceeds of a subordinated secured loan and warrants as part of our March 2005 restructuring, $209 million of proceeds of first lien, senior secured notes as part of our July 2005 refinancing, and $30 million of proceeds of third lien, senior secured notes and warrants as part of our July 2005 refinancing, net of $16.5 million of debt issuance and other costs of debt restructuring and $210.0 million of repayments of long-term debt, capital lease obligations and other long-term liabilities.

At September 30, 2006, we had approximately $332.8 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 15.6%, including debt discount and excluding deferred financing costs.

Debt Issuance. To provide funding to upgrade our network and to expand our Internet Protocol offerings, on October 27, 2006, we entered into an amendment to the note purchase agreement under which we issued $209 million principal amount of first lien, senior secured notes on July 26, 2005. The amendment provides for our private placement to institutional investors of $21 million principal amount of additional first lien, senior secured notes with the same payment terms and the same July 26, 2009 maturity date as our outstanding first lien notes. On November 10, 2006, we closed our sale of the additional first lien, senior secured notes. We paid consent fees of approximately $750,000 in connection with this transaction.

Debt Modification. On October 31, 2006, we completed the modification of the payment terms of our unsecured note in the principal amount of $7.1 million that had been payable in full on October 31, 2006. The holder of the note agreed to payment modifications that provided for payment of $2.27 million of principal on October 31, 2006, $2.4 million of principal plus interest payments over 36 monthly installments beginning November 1, 2006, and $2.4 million of principal due October 1, 2009, with interest payable monthly. Interest on the note, which had accrued at an annual rate of 8 3/4%, was modified to accrue at an annual rate of 10% on principal balances outstanding after October 31, 2006.

Cash Requirements. At September 30, 2006, we had entered into agreements with vendors to purchase approximately $6.7 million of property, plant, equipment and services during the year ending December 31, 2006 related primarily to the improvement and installation of communications facilities and services.

At September 30, 2006, we had made $33.8 million of capital expenditures in 2006. We expect that we will make increasing investments in capital expenditures over the next year principally to upgrade our network facilities and expand our Internet Protocol offerings. We currently estimate that our aggregate capital expenditures for 2006 will total approximately $45 million to $55 million, including $2.4 million of expenditures committed at September 30, 2006. The actual amount and timing of our capital requirements may differ materially from our expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

We believe that our unrestricted cash on hand of $57.6 million at September 30, 2006, the additional $21 million of borrowings obtained from our sale of additional first lien, senior secured notes which closed November 10, 2006, and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including the anticipated increase in capital expenditures as described above, an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing. Our ability to obtain such financing is subject to significant restrictions under the terms of our existing senior secured indebtedness.

Based on our current business expectations, we anticipate that we will be required to refinance substantially all of our outstanding indebtedness under our first lien notes, second lien credit agreement and third lien notes before we are required to make balloon principal payments under these obligations when they mature in the third quarter of 2009. We will consider opportunities to refinance all or a portion of such indebtedness in the capital markets or other transactions.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $321.9 million of borrowings outstanding under our senior notes and second lien credit facility as of September 30, 2006. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $321.9 million of our outstanding borrowings under our senior notes and second lien credit facility at September 30, 2006 accrue interest at variable rates. The portion of any interest in excess of a 12% annual rate on $267.9 million of our outstanding borrowings under our senior notes is payable in kind at our option, and we have elected for all applicable payments through September 30, 2006 to pay in kind that portion of our interest expense. A change of one percentage point in the interest rate applicable to our $321.9 million of variable-rate debt at September 30, 2006 would result in a fluctuation of approximately $3.2 million in our annual interest expense, of which, at our option, approximately $2.6 million would be payable in kind and $0.6 million would be payable in cash.

Item 4.    Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

During the third quarter of 2006, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth under the caption “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. For updated information about some of these proceedings, see note 6 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 6 under the captions “Regulatory Proceedings” and “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 1A.    Risk Factors

In addition to the other information set forth in this report, the factors discussed under “Item 1A. Risk Factors” in Part I of Company’s Annual Report on Form 10-K for the year ended December 31, 2005 could materially affect the Company’s business, financial condition or future results. The risks described in Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or operating results.

Item 3.    Defaults Upon Senior Securities

(b)    Effective as of September 15, 2006, as permitted by our charter, our Board of Directors suspended indefinitely the quarterly payment of dividends on our 8% Series A convertible redeemable preferred stock and 8% Series B convertible redeemable preferred stock to comply with provisions of the Delaware General Corporation Law that condition our payment of dividends on compliance with specified financial tests. Accordingly, we did not pay dividends on the outstanding shares of the Series A or Series B preferred stock for the quarter ended September 30, 2006. The total amount of such dividends, which would have been payable on October 1, 2006, would have been $404,000 on the Series A preferred stock and $1.2 million on the Series B preferred stock. For so long as the preferred stock remains outstanding, these unpaid amounts will accrue dividends until paid.

Our Board of Directors is not required to authorize the payment of dividends on our Series A or Series B preferred stock. The determination to pay cash dividends on the Series A and Series B preferred stock is made at the discretion of the Board of Directors and is subject to the existence of sufficient legally available funds. Under the Delaware General Corporation Law, we may pay dividends on our capital stock only (1) out of our “surplus” or (2) if we have no “surplus,” from our net profits for the fiscal year in which the dividends are declared or from our net profits for the preceding fiscal year. Our “surplus” is an amount equal to the present fair value of our total assets, minus the present fair value of our total liabilities, minus our capital (which equals the aggregate par value of all of the outstanding shares of our common and preferred stock). We had a negative “surplus” as of September 30, 2006, as that term is defined under Delaware General Corporation Law, and did not generate net profits in fiscal 2006 or for the nine months ended September 30, 2006.

The holders of the Series A and Series B preferred stock are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for this purpose, cumulative dividends payable quarterly at the annual rate of 8% per share on the $100 liquidation preference per share of the preferred stock plus the amount of any accrued and unpaid dividends for past quarterly dividend periods. Dividends may be paid to the holders of the preferred stock by us, at our option, in cash, in shares of such series of the preferred stock, or in a combination of cash and shares of such series of the preferred stock. From our initial issuance of the Series A preferred stock on October 29, 2002 and our initial issuance of the Series B preferred stock on October 6, 2003, we have paid all dividends on our preferred stock through the quarter ended June 30, 2006 in the form of payment-in-kind dividends of the same series of preferred stock. Each share of preferred stock issued as a dividend is valued at $100 per share solely for purposes of determining the number of shares of preferred stock to be issued as the dividend.

We generally may not declare or pay dividends on our common stock or redeem, purchase or otherwise acquire any common stock for any consideration unless we have paid all accrued and unpaid dividends with respect to the preferred stock for all past dividend periods and the current dividend period or we have set apart sufficient funds or shares of preferred stock for the payment of such dividends.

As of the date of the filing of this report, accrued and unpaid dividends totaled approximately $602,000 on the Series A preferred stock and approximately $1.8 million on the Series B preferred stock.

Item 5.    Other Information

(a)

Entry into a Material Definitive Agreement

On November 7, 2006, the Company’s Board of Directors adopted an amendment to the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. The amendment, which was effective as of the date of adoption, increases the total number of shares of common stock authorized for issuance pursuant to awards under the stock incentive plan by 572,000 shares from 2,433,334 shares to 3,005,334 shares. Awards under the stock incentive plan may be made in the form of stock options (which may be either incentive stock options or non-qualified stock options), restricted stock, restricted stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. The purpose of the stock incentive plan is to enable the Company to recruit, reward, retain and motivate officers, employees, directors and other plan participants who are providing services to the Company or its affiliates on a basis competitive with industry practices. The Compensation Committee of the Board of Directors administers the stock incentive plan and has the authority to designate eligible participants and determine the types of awards to be granted and the conditions and limitations applicable to those awards. The Board of Directors may authorize amendments to the stock incentive plan without stockholder approval except in circumstances prescribed by applicable law or regulation. Unless earlier terminated, the stock incentive plan will terminate on December 18, 2013.

Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant

On November 10, 2006, the Company completed its private placement of $21 million of additional first lien, senior secured notes to institutional investors. The notes were issued by Interstate FiberNet, Inc., ITC^DeltaCom, Inc.’s wholly-owned subsidiary, and guaranteed by ITC^DeltaCom Inc. and its other wholly-owned subsidiaries. For a description of the terms of the new first lien notes, which are the same as the terms of the first lien notes issued on July 26, 2005, see note 3 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report.

The payment of all outstanding principal, interest and other amounts owing under the first lien notes may be declared immediately due and payable by the purchasers of the notes upon the occurrence of an event of default. The note purchase agreement contains customary events of default, including failure by the issuer or the guarantors to make payments when due, failure of the issuer or the guarantors to comply with specified covenants, conditions or agreements, or specified events of bankruptcy, insolvency, reorganization or similar events affecting the obligors. The note purchase agreement has cross-default provisions.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On November 6, 2006, Steven C. Chang, a director of the Company, resigned from the Company’s Board of Directors and its Compensation Committee. Mr. Chang had served on the Board of Directors since August 1, 2005. He was appointed to the Board of Directors pursuant to the Company’s governance agreement upon the designation of investment funds affiliated with Tennenbaum Capital Partners LLC (“TCP”), who are investors in the Company’s senior secured notes. Mr. Chang informed the Board of Directors that his resignation resulted from his decision to end his current service with TCP.

On November 7, 2006, the Board of Directors appointed Michael E. Leitner to the Compensation Committee to fill the vacancy created by Mr. Chang’s resignation. Mr. Leitner has served as the second TCP designee to the Board of Directors since August 1, 2005.

Item 6.	Exhibits

We have filed the following exhibits with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: November 13, 2006	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Exhibit Index
31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.