Form 10-K
period 2006-12-31
ITC DELTACOM INC
filed 2007-03-29
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant at June 30, 2006, based upon the last reported sale price of the registrant’s common stock on the National Market System of The Nasdaq Stock Market, Inc. on that date, was approximately $37,000,000.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares of the registrant’s common stock outstanding on March 1, 2007 was 18,766,942.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2007 Annual Meeting of Stockholders	Part III

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

Overview

We are one of the largest facilities-based competitive providers of integrated communications services, primarily to businesses and governments, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We provide comprehensive voice and data communications services, including local exchange, long distance, high-speed or broadband data communications, and Internet access connectivity, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis.

As of December 31, 2006, we marketed and sold our integrated communications services through 44 branch offices, had installed for our customers over 442,000 access lines and had approximately 300 colocations of our network equipment in over 250 central offices of incumbent local telephone companies in the markets we serve. As of the same date, our fiber optic network of 11,811 route miles extended from New York to Florida and from Georgia to Texas and principally cover portions of our primary eight-state market.

We are incorporated in Delaware. Our principal executive offices are located at 7037 Old Madison Pike, Huntsville, Alabama 35806, and our telephone number at that address is (256)382-5900. We relocated our principal executive offices to Huntsville from West Point, Georgia, in the first quarter of 2006. We maintain a corporate Internet web site at www.deltacom.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish these reports with the SEC. The contents of our web site are not a part of this report. The SEC maintains an Internet web site at www.sec.gov that contains reports, proxy statements and other information regarding ITC^DeltaCom.

Developments in 2006

Overview. During 2006, we focused on improving our operating performance and enhancing our liquidity. As part of these ongoing initiatives, we:

•

increased the number of our core, facilities-based retail business lines in service (including both UNE-T and UNE lines) by approximately 45,750 net lines, representing 18% growth over 2005, and increased those lines as a percentage of total retail business lines in service from 68% to 75%;

•	reduced our cost of services and equipment as a percentage of total operating revenues to 50% from 51.5% by eliminating excess costs from our network;

•	added approximately 65 employees to our local retail sales force following the addition of approximately 100 employees to our local retail sales force in 2005;

•

reduced our selling, operations and administration expenses by 6.5% from 2005 of which 3.9% of the decline was attributable to executive severance and special consulting fees that were incurred in 2005 that were not incurred in 2006 and 2.6% resulted from improved collections of accounts receivable, reductions in property taxes and reductions in non-sales personnel costs;

•

improved our liquidity through the sale to institutional investors of $21 million principal amount of first lien notes with the same terms and the same July 26, 2009 maturity date as the first lien notes we issued in connection with the refinancing of our senior secured indebtedness in July 2005.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about these developments.

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

The key elements of our business strategy include:

•	deploying a locally based sales force and customer service team in each of our markets to assist customers in selecting the bundle of services that will best meet their needs;

•	emphasizing service to high-margin end-user customers, including businesses and governmental agencies, while selectively targeting stable carrier customers;

•

taking advantage of our extensive deployment of voice and data switches, colocations and transmission equipment, as well as long-haul fiber optic network facilities, to increase penetration in our current markets; and

•	continuing our focus on improving our operational efficiency, enhancing our liquidity and strengthening our balance sheet.

Our business strategy for 2007 will increasingly focus on a solutions-based consultative sales approach to achieve greater penetration in our existing markets. We will seek to differentiate ourselves from our competitors and capitalize on our existing support and service infrastructure by leveraging our flagship offering Simpli-Business. We also will continue current initiatives to develop and implement operating systems to improve customer service by reducing installation and repair times.

Services

We deliver integrated voice and data communications services to end-user customers and other communications providers in the southeastern United States.

Bundled Services Approach. We offer our integrated communications services in a high-quality bundle to small, medium-sized and large businesses at attractive prices. When economically advantageous for us to do so, we seek to bundle our integrated communications services together with sales of customer premise equipment and related installation and maintenance services as our Simpli-Business offering. Our targeted customers often will have multiple vendors for voice and data communications services, each of which may be billed separately.

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

Integrated Communications Services. We offer integrated voice and data communications services to end users on a retail basis. We refer to these services, which we describe in more detail below, as our “integrated communications” services. Revenues from these services represented approximately 78% of our total operating revenues for 2006.

Local Services. We offer a wide range of local services, including premium local voice services, such as voicemail, universal messaging and directory assistance. We also offer all local CLASS (Custom Local Area Signaling Services) features, such as, call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. We provide our local services primarily over digital T-1 transmission lines, which have 24 available channels. We also provide various protocol options including primary rate interface, or PRI, lines, which have 24 channels of which 23 are voice channels. In response to regulatory developments, we have de-emphasized our single-line local services offerings in all markets.

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

Frame Relay Services. We offer frame relay services on various network elements and switching platforms. These services offer customers an efficient method of data transport at speeds equivalent to those available over a digital T-1 transmission line. Our frame relay services allow customers to meet their data transfer needs more efficiently for applications that include Internet access, local area network interconnection and complex systems network architectures.

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

MPLS. We offer MPLS based IP-VPN services by equipping our core IP network with the ability to provide IP-VPN standard services. The capabilities of this offering drive the ability to provide prioritized traffic based on customer specific requirements with multi-tiered service levels.

Wholesale Services. We offer wholesale communications services to other communications businesses. We refer to these services as our “wholesale services.” Revenues from these services represented approximately 17% of our total operating revenues for 2006 and are generated from sales to a limited number of other communications companies.

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

Other. Our wholesale services also include a limited amount of switched termination services that we provide to other communications companies. These services primarily include wholesale sales of domestic long distance services.

Equipment Sales and Related Services. We sell, install and perform on-site maintenance of equipment, such as telephones and private branch exchanges. We offer these services, which we refer to as our “equipment sales and related services,” in all of the markets in which we offer integrated communications services.

Revenues from these services represented approximately 5% of our total operating revenues for 2006 and are primarily generated from sales to our integrated communications services customers.

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

Our switches are the primary electronic components that connect customers to our network and transmit voice communications over our network. Our primary switching facilities for voice communications consist of twelve Nortel DMS-500 switch sites and ten Lucent 5E switch sites. Our Nortel DMS-500 switches, which are capable of handling both local and long distance voice and data traffic, are installed in the following locations:

•	Gulfport, Mississippi;

•	Montgomery, Birmingham and Anniston, Alabama;

•	Nashville, Tennessee;

•	Atlanta, Georgia;

•	Columbia, South Carolina;

•	Greensboro, North Carolina; and

•	Jacksonville, Ocala, Orlando and West Palm Beach, Florida.

Our Lucent 5E switch sites, which are capable of handling local voice and data traffic, are installed in the following locations:

•	Greenville, Charleston and Columbia, South Carolina;

•	Charlotte, Greensboro, Raleigh, Greenville and Wilmington, North Carolina; and

•	Orlando and Tampa, Florida.

In addition to our switching platform, we also have colocated communications equipment in various markets in the southern United States. Colocation enables us to provide remote facilities-based local and long distance services in markets where we do not have switches by using our switches in other locations as hosts. To provide these remote services, we use our fiber optic network and leased facilities to connect our remote equipment to our switches when it is economically and operationally advantageous for us to do so.

Fiber Optic Network. As of December 31, 2006, we owned 11,811 route miles of a fiber optic network that extended from New York to Florida and principally covered portions of our primary eight-state market. We have built or acquired our network through direct construction, acquisition of BTI Telecom Corp. including its network in 2003, and long-term dark fiber leases or indefeasible rights-of-use agreements. We extend the geographic reach of our network and seek to reduce our dependence on incumbent local telephone companies in some markets through strategic relationships with regional public utilities pursuant to which we market, sell and use transmission capacity on networks that are owned and operated by the utilities. As of December 31, 2006, our network extended to over 200 points of presence. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller towns and communities. We intend to focus most of our future capital expenditures on investments that we believe will enable us to acquire additional customers and generate increased operating revenues.

We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, over a portion of our network. In addition, as of December 31, 2006, approximately 70% of our network traffic was protected by geographical diverse routing, a network design also called a “self healing ring,” which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable.

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

Direct Sales. We focus our sales efforts for our integrated communications services and our equipment sales and related services on businesses in the southeastern United States. We conducted our direct sales efforts through 44 branch offices as of December 31, 2006.

We market our integrated communications services and our equipment sales and related services through a direct sales force composed of sales personnel, technical consultants and technicians. We derive the vast majority of our revenues for our integrated communications services and our equipment sales and related services from our direct sales efforts. We base our marketing strategy upon the conviction that customers prefer to have one company accountable for all of their communications services. Each branch office, through the support of the technical consultant, provides technical assistance for the products and services it sells. Our customers are assured that they will have a point of contact, 24 hours a day, seven days a week, to support all of the services they receive from us.

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

Our integrated communications services contracts generally provide for payment in arrears of a flat fee in advance for local telephone, data and Internet services. The agreements also generally provide that the customer may terminate the affected service without a charge for early termination upon the occurrence of a substantial and prolonged outage arising from causes within our control, and for other specified causes. The agreements for long distance services generally provide that the customer must use at least a minimum amount, measured by dollars or minutes of use, of switched long distance services each month for the term of the agreement. We also offer our switched long distance services bundled together with some of our other integrated communications services under agreements providing for a recurring fixed monthly fee and a specified maximum number of long distance minutes of use. For example, our Simplici-T Plus offering provides local, long distance and dynamically allocated Internet services over one digital T-1 transmission line for a fixed monthly fee that is invoiced on a single bill.

Independent Dealer and Agent Sales. We have an established network of independent dealers and agents to market our integrated communications services and equipment sales and related services. As of December 31, 2006, we had eight dealer managers located in our direct sales offices to manage our independent dealer and agent sales forces. The dealer managers are responsible for recruiting new dealers to market our services and supporting new sales made by the dealers. As with our direct sales force, our independent dealers and agents have access to our technical consultants and technicians for sales support. This access enables our dealers and agents to be more effective in their sales efforts and ultimately to present a better bundle of services for the customer. We also support dealers and agents through our order management and support infrastructure. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

Wholesale Services. We market our broadband transport and other wholesale services through a dedicated direct sales force. We generally enter into master lease agreements with our broadband transport services customers that have terms ranging from one to five years. Our broadband transport customers purchase the capacity they require under the terms specified in the master agreements.

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the integrated communications services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as AT&T Corp., which recently acquired BellSouth Corporation, Sprint, and Verizon Communications Inc. These larger providers have substantially greater infrastructures, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than ITC^DeltaCom. These companies also operate more extensive transmission networks than we do. Companies such as Level 3 Communications, Inc., which recently acquired Broadwing Corporation, and Qwest Communications International Inc. have constructed nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network. The recent merger of AT&T Corp. and BellSouth will significantly enhance the competitive resources of AT&T within the former BellSouth territory. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges and are subject to less regulation than traditional carriers.

We face significant competition from competitive carriers that are similar to us, principally in terms of size, structure and market share. Some of these carriers already have established local operations in some of our current and target markets. Others are not as well-situated as we are in the markets in which we offer service. Many competitive carriers are struggling financially and we expect further consolidation of carriers in the markets we serve. We cannot predict which of these carriers will be able to continue to compete effectively against us.

We also compete in the provision of local services against the incumbent local telephone company in each market, which is AT&T in a large majority of our market areas due to AT&T’s recent acquisition of BellSouth. The acquisition of BellSouth by AT&T likely will result in more intense competition in our markets. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or substantially all end-users. We are highly dependent on incumbent carriers for local network facilities and wholesale services required for us to assemble our own local services. AT&T’s recent acquisition of BellSouth is expected to amplify the advantages these incumbent carriers previously enjoyed independently. We also will face increased competition to the extent that AT&T and other incumbent carriers compete in each other’s markets. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition. The acquisition of BellSouth by AT&T should enhance the competitiveness of AT&T Wireless (formerly Cingular Wireless) both as a replacement for wireline service and as a component of bundled services provided by AT&T.

The convergence of local and long distance marketing has resulted in other carriers offering integrated communications services. For example, competitive carriers typically offer bundled local, long distance and internet services to their customers. Cable companies also have entered the market for these services, primarily by using Voice over Internet Protocol, or VoIP, applications. Cable companies and other providers also are expected to increase their competitive position through the offering of wireless broadband and other services. We cannot predict whether or how quickly these new offerings will penetrate the markets we serve or the rate at which the wireless service will substitute for wireline service in the future in both residential and business markets. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

Regional Bell operating companies such as AT&T have extensive fiber optic cable, switching and other network facilities in their regions that they can use to provide communications services throughout the country. By offering bundled services in our markets, AT&T is able to offer substantially the same integrated local and long distance services as we do and will have a significant competitive advantage over us in marketing those services to its existing local customers.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry has increased the level of competition we face. In December 2006, AT&T, which previously was acquired by SBC Communications, Inc., completed its acquisition of BellSouth. Earlier in 2006, Verizon Communications completed its acquisition of MCI. These mergers resulted in the combination of some of the largest carriers in the telecommunications industry. In addition, as reflected in the earlier acquisitions of Cable and Wireless USA, Inc. by SAVVIS, Inc., KMC Telecom Corp. by CenturyTel, Inc., Broadwing and TelCove by Level 3, Talk America by Cavalier, Xspedius by Time Warner Telecom, and US LEC by PAETEC, substantial consolidation has taken place among competitive carriers. We expect this trend to continue. We expect market power for U.S. telecommunications services to be further consolidated among the incumbent carriers and for business and residential customer choice to be significantly reduced in many areas.

A recent trend toward deregulation, particularly in connection with incumbent carriers and service providers that use VoIP applications, could increase the level of competition we face in our markets and, in turn, adversely affect our operating results. Incumbent carriers and, in particular, the regional Bell operating companies continue to seek deregulation for many of their services at both the federal and state levels. These efforts have been successful in some states. To the extent their efforts are successful, these companies will gain additional pricing flexibility, which could affect our ability to compete with them. The recent emergence of service providers that use VoIP applications also could present a competitive challenge. Because key aspects of the regulatory status of VoIP applications remain unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers, such as cable companies that use VoIP applications, will increase competition, which could adversely affect our ability to succeed in the marketplace for communications and related services.

Two of the largest incumbent carriers, AT&T and Verizon, have announced that they are continuing to invest substantial funds in upgrading their networks to accommodate the transmission of video content in real-time and other data-rich applications such as interactive gaming. These carriers may seek to use their investments to compete against cable companies in the provision of bundled voice, video and high-speed data services. Although we understand that this strategy is directed principally toward the provision of services to residential customers, any increase in the market power of these carriers in this segment could improve the ability of these carriers to increase their efforts to attract the small and medium-sized businesses we serve. We cannot predict the extent to which additional investments by these carriers will affect our competitive position in the markets we serve.

The growing availability of wireless Internet access and the use of Internet Protocol-enabled services for voice and data transmissions will continue to increase the number of services with which we must compete. For example, some municipal authorities are providing, or have enlisted third parties to provide, wireless Internet access, or Wi-Fi service, throughout their jurisdictions. These Wi-Fi services, when combined with VoIP or other advanced applications, can enable users to communicate by phone, access the Internet, or engage in other broadband activities, typically at a minimal flat-rate charge. We cannot predict the extent to which municipal Wi-Fi networks will succeed or replace services that today are provided by carriers such as us.

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

Local Competition. The FCC’s role with respect to local telephone competition arises principally from the Communications Act, as amended by the Telecommunications Act of 1996. The Communications Act preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecommunications. The Communications Act imposes a variety of duties on local carriers, including competitive carriers such as ITC^DeltaCom, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to:

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

Collectively, these requirements recognize that local telephone service competition is dependent upon cost-based and non-discriminatory interconnection with, and use of, some elements of incumbent carrier networks and facilities under specified circumstances. Failure to achieve and maintain such arrangements could have a material adverse effect on our ability to provide competitive local telephone services. Under the Communications Act, incumbent carriers are required to negotiate in good faith with carriers requesting any or all of the foregoing arrangements.

In conjunction with the FCC approval of the AT&T merger with BellSouth, AT&T made certain merger commitments that are enforceable by the FCC. The merger commitments will be in effect for a 42-month period following the merger or in the case of some special access provisions for 48 months. The commitments address the following areas that may affect the business relationship between AT&T and competitive local telephone companies: availability and pricing of UNEs, the rates, terms and conditions for special access services, the reduction of transaction costs associated with interconnection agreements, transit costs, net neutrality, divestiture of limited facilities, the discontinuance of audits relating to enhanced extended links, not to petition the FCC to forbear from the application of its regulations, and Tunney Act conditions. We are unable to determine the ultimate impact of the merger commitments pending a final order from the FCC and additional analysis of opportunities resulting from the commitments. Although we expect the commitments to partially mitigate certain operating risk during their duration, we are unable to determine the extent of the impact at this time.

Among other interconnection agreements, we entered into interconnection agreements with BellSouth, before it was acquired by AT&T, in 1999 that enabled us to provide local service in all nine of the former-BellSouth states on either a resale basis or by purchasing all unbundled network elements required to provide local service without using facilities we own. These interconnection agreements also allow us to purchase unbundled network elements, or UNEs, including UNE-Transport and UNE-Loops, that we use to provide services over our own facilities. The initial term of these interconnection agreements expired in June 2003, and renew on a month-to-month basis thereafter. In August 2005, following negotiations and arbitration, we and BellSouth entered into a new interconnection agreement in Georgia having a 42-month term. In November 2006, we and BellSouth entered a new 42-month interconnection agreement that has been approved by the North Carolina Commission. We currently are engaged in arbitration processes concerning the rates and terms of new agreements with AT&T (BellSouth) in Alabama, Florida, Louisiana and Tennessee. We expect to seek new interconnection agreements for these states during 2007. There is no assurance that we can agree with AT&T on mutually acceptable terms. In addition, we will seek new agreements with AT&T in South Carolina, Mississippi and Kentucky through negotiations or by exercising our right to adopt agreements AT&T has with other carriers. We expect that we will continue to operate under the terms of the existing agreements in these states until we enter into new agreements. We expect, but cannot assure, that each new AT&T interconnection agreement to which we are or will be a party will provide us with the ability to provide local service in the nine states in the former BellSouth territory on a reasonable commercial basis.

In August 2003, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make network elements available to competitive carriers at cost-based rates. These rule changes were appealed by both incumbent carriers and competitive carriers to a federal court of appeals, which, in March 2004, vacated and remanded to the FCC several aspects of those changes. In February 2005, the FCC issued a decision in response to the court’s March 2004 ruling. That decision, which is known as the Triennial Review Remand Order, became effective on March 11, 2005, but again was appealed. In June 2006, a federal court of appeals upheld the TRRO. The TRRO revised the rules for when incumbent carriers must unbundle and make available to competitive carriers various types of UNEs, including high-capacity loops and interoffice transport. The following sets forth information about the application of the new rules.

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

Incumbent carriers are not required to provide some mass market broadband loop facilities and functionality to competitive carriers as UNEs. In particular, incumbent carriers are not required to make newly-deployed fiber-to-the-home, or FTTH, loops available as UNEs and are only required to provide the equivalent of DS0 capacity on any FTTH loop built over an existing copper loop. At least one incumbent carrier outside of our primary service region has sought and obtained additional regulatory relief from any remaining obligation to make FTTH loops and other network elements available to competitive carriers in a particular market. Other incumbent carriers have sought, and in the future are expected to seek, similar relief in the regions in which they provide service. The FCC already has held that incumbent carriers are not required to unbundle and make available to competitive carriers fiber-to-the-curb, or FTTC, loops. We cannot predict whether the FCC will permit incumbent carriers to obtain further regulatory relief, particularly in our primary service region in which we may rely on incumbent carriers most for network elements and other services.

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

In addition to addressing high-capacity loops and transport, the TRRO confirmed the eventual elimination of mass market local switching as a UNE, thereby phasing out the availability of UNE-P at cost-based rates to competitive carriers such as us. Although we have an embedded base of UNE-P customers, we have moved a substantial number of our existing UNE-P customers to other provisioning arrangements where we have facilities and where it has been advantageous for us to do so. We also entered into commercial agreements with BellSouth, Embarq (formerly known as Sprint) and Verizon that allowed us to continue serving UNE-P customers. The Embarq and Verizon commercial agreements will expire in March 2007 and May 2008, respectively. We are seeking to renew our agreement with Embarq. We have entered into a new commercial agreement with BellSouth (now AT&T) that expires December 31, 2007. We are unable to determine the effect, if any, that the expiration of the commercial agreements will have on our results of operations and financial condition. We cannot predict whether we will be able to negotiate new commercial agreements upon the expiration of the existing commercial agreements or, if we are able to enter into replacement commercial agreements, whether the terms of new agreements will be as favorable to us as the terms of our existing agreements.

The FCC confirmed in the TRRO that the availability of special access services for competitive carriers does not excuse incumbent carriers from the requirement to make available prescribed UNEs at rates based on the FCC’s “Total Element Long Run Incremental Cost,” or TELRIC, pricing methodology. Although AT&T agreed to certain commitments in its merger with BellSouth that could provide stability in TELRIC-priced services for 42 months following the merger, we are unable at this time to assess the ultimate financial and operational impact of these commitments.

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

In other proceedings affecting broadband policy, the FCC has determined that facilities-based wireline broadband Internet access service, which includes DSL service, is an “information service” that is subject to reduced regulation. As a practical matter, this means that facilities-based wireline providers such as AT&T are not required to make available to competitors such as us the underlying transmission capability necessary for us to provide broadband Internet access service to consumers. To provide this service, therefore, we have to rely solely on our own facilities or enter into commercial agreements with other carriers for the use of their facilities. Although the FCC’s regulatory classification of facilities-based wireline broadband Internet access service has been appealed, we cannot predict the outcome of this appeal or the effect it may have on us and on our competitors.

The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which our competitors deploy high-speed broadband local services. One such proposal would change the rules by which incumbent telephone companies, like AT&T, decommission those copper loops that they no longer need and, instead, would make that copper available to competitors for use in broadband and other service applications. We cannot predict the outcome of these proposals at the FCC or in the courts or the effect they will have on our business and the industry. We also cannot predict the effect, if any, that the deployment of next-generation broadband wireless services will have on our business and the industry.

As a condition of its merger with BellSouth, AT&T has committed to accelerate deployment of fiber optic facilities and residential broadband services. These deployments may increase competition for small business customers in areas where AT&T broadband has not previously been available.

Congress also has considered in the past, and may consider in the future, legislation that would further deregulate aspects of facilities-based wireline and wireless broadband networks, whether provided by incumbent local carriers, cable companies, or other entities. We may be at a significant competitive disadvantage if we are unable to meet the future demands of our customers for broadband local access on a timely basis at competitive rates.

Internet Protocol-Enabled Services. The FCC is considering clarifications and changes to the prospective regulatory status of services and applications using the Internet Protocol, including VoIP offerings. VoIP is an application that manages the delivery of voice information across data networks, including the Internet, using Internet Protocol. Rather than send voice information across traditional circuits, VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. VoIP is widely viewed as a more cost-effective alternative to traditional circuit-switched telephone service. Because VoIP can be deployed by carriers in various capacities, and because it is widely considered a next-generation communications service, many aspects of its regulatory classification have not yet been determined.

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

The FCC also has applied discrete regulatory obligations such as compliance with E-911 rules, the provision of network access to authorized law enforcement personnel, and the payment of universal service fund obligations on providers of interconnected VoIP service. The application of some of these requirements to providers of interconnected VoIP service has been appealed to reviewing courts, and we cannot predict the outcome of those appeals. In addition, a number of other petitions addressing the application of existing regulations to VoIP and other Internet Protocol services have been filed at the FCC and are pending. The FCC also has initiated a more generic rulemaking to address the many regulatory issues raised by the development and growth of VoIP services, and has expressly reserved the right to reconsider its declaratory and other rulings in the generic proceeding. We cannot predict the outcome of this and related proceedings on our business or the industry.

Congress also has considered in the past, and may consider in the future, legislation addressing VoIP. We cannot at this time predict if or when such legislation will be enacted, or its effect on our business or the industry.

Intercarrier Compensation. The FCC regulates the interstate access rates charged by local carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which has the effect of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC has adopted rules that require competitive carriers to reduce gradually the levels of their tariffed access charges until those charges are no greater than those of the incumbent carriers with which they compete. In March 2005, the FCC initiated a proceeding designed to examine and reform comprehensively intercarrier compensation, including access charges, in the telecommunications market. Intercarrier compensation typically is the largest single expense incurred by companies that provide telecommunications services, including us. Further FCC action in this area may reduce most access charges in the future or shift all forms of intercarrier compensation to flat-rate pricing. We cannot predict at this time the result of this proceeding, the full impact of the FCC’s decisions in this area, or the effect these decisions will have on our business or the industry.

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

Customer Proprietary Network Information and Privacy. The Communications Act and the FCC’s rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information, or CPNI. Additional measures to protect CPNI and consumer privacy are proposed from time to time, and both Congress and the FCC currently are considering such additional measures. These developments appear to be part of a broader trend to protect consumer information as it continues to migrate toward electronic formats. We cannot predict whether additional requirements governing CPNI or other consumer data will be enacted, or whether such additional requirements will affect our ability to market or provide our services to current and future customers.

Internet Neutrality. The FCC and Congress are considering the extent to which owners of network infrastructure should be permitted to prioritize data packets on their networks through commercial arrangements or based on other preferences. Whether such prioritization or preferences can be given and on what terms remains the subject of considerable debate among regulators and companies within the telecommunications industry. The FCC has promulgated four principles in a policy statement intended to address this issue, but these principles are broadly worded, and subject to a range of interpretation. The FCC thus far has imposed additional Internet neutrality, or “Net Neutrality” obligations only on AT&T in connection with its recent merger with BellSouth, but those obligations are narrowly tailored and are expected to expire by the end of 2008 or sooner. The effects of these and other Net Neutrality obligations on us, our competitors and on the industry is not clear and we cannot predict what they may be in the future.

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

State Regulation. We are subject to various state laws and regulations. Most state public utility commissions require providers such as us to obtain authority from the commission before initiating service in the state. In most states we also are required to file tariffs or price lists setting forth the terms, conditions and prices for certain services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements. In addition, some states are ordering the detariffing of services, which may impede our reliance on the filed rate doctrine and increase our costs of doing business.

We have authority to offer intrastate long distance services in all 50 U.S. states. We have obtained authority to provide long distance service in states outside of our current and target markets to enhance our ability to attract business customers that maintain offices, or have employees who travel, outside of our markets.

We provide local services in our region by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent network elements and our own local switching facilities. As of December 31, 2006, we possessed authority to provide local telephone services in Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and the District of Columbia.

Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Communications Act preempts the ability of states to prohibit local service competition, the Communications Act preserves the ability of states to impose reasonable terms and conditions of service and other regulatory requirements. The scope of state regulation will continue to be refined through rules and policy decisions made by public utility commissions as well as court appeals that are now pending.

State public utility commissions have responsibility under the Communications Act to oversee relationships between incumbent carriers and their new competitors with respect to such competitors’ use of the incumbent carriers’ network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when necessary. Under the Communications Act, the decisions of state public utility commissions with regard to interconnection disputes may be appealed to federal courts.

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

States also regulate the intrastate carrier access services of incumbent carriers. We are required to pay access charges to incumbent carriers when they originate or terminate our intrastate long distance traffic. Our business could be harmed by high access charges, particularly to the extent that incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that they are able to offer their long distance affiliates better access pricing. Some states also regulate the intrastate access charges of competitive carriers. In addition, states may be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, incumbent carriers such as AT&T advocate the formation of state-level funds that would be supported by potentially large payments by businesses such as us based on their total intrastate revenues. Another issue is raised by the use by some incumbent carriers, with the approval of the applicable public utility commissions, of extended local area calling that converts otherwise competitive intrastate toll service to local service. States also are or may be addressing various intraLATA dialing parity issues that may affect competition. In addition, state legislatures are passing new laws that remove some issues from state regulatory authority and, in general, apply less regulation and oversight to incumbent carriers. Our business could be harmed by these actions.

We also will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. As the degree of intrastate competition increases, states are offering incumbent carriers increasing pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing them to offer competitive services at prices lower than most or all of their competitors. AT&T has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition in addition to the traditional AT&T local services. We cannot predict the extent to which these developments may affect our business.

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

Local Government Authorizations and Related Rights-of-Way. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. Following the expiration of existing franchises, these fees may not remain at their current levels. In many markets, the incumbent carriers do not pay these franchise fees or pay fees that are substantially less than those required to be paid by us, although the Communications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that our competitors do not pay the same level of fees that we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network, could harm our business. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms.

A number of states are considering reforming their laws and regulations governing the issuance of franchises and permits by local governmental authorities, and some states already have enacted laws authorizing some types of entities to secure a state-wide franchise. The FCC also has adopted new rules to govern state and local franchising processes, although these new rules are expected to be subject of further debate and judicial review. Congress also has considered from time to time, and may consider in the future, various proposals intended to reform the relationship between federal, state and local governments in connection with the franchising process. We cannot predict how these issues will be resolved, or the extent to which these developments will affect our ability to compete. Unresolved issues also exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

Employees

As of December 31, 2006, we had approximately 1,975 employees, of whom approximately 1,950 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is generally good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Directors and Executive Officers

The table below shows information about our directors and executive officers as of March 1, 2007:

Name	Age	Position
Randall E. Curran	52	Chief Executive Officer and Director
Richard E. Fish, Jr.	41	Executive Vice President and Chief Financial Officer
J. Thomas Mullis	63	Senior Vice President-Legal and Regulatory, General Counsel and Secretary
Sara L. Plunkett	57	Senior Vice President-Finance
John Almeida, Jr.	36	Director
John J. DeLucca	63	Director
Clyde A. Heintzelman	68	Director
Michael E. Leitner	39	Director
R. Gerald McCarley	67	Director
Thomas E. McInerney	65	Chairman of the Board of Directors
Sanjay Swani	40	Director
Philip M. Tseng	30	Director

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

Richard E. Fish, Jr. has served as our Chief Financial Officer since April 2005 and as an Executive Vice President since February 2006. Mr. Fish previously served as our Chief Administrative Officer from February 2005 until April 2005. Before joining our company, Mr. Fish served from November 2000 to October 2004 as Executive Vice President and Chief Financial Officer for ICG Communications. Before assuming that position, Mr. Fish served from September 1999 to November 2000 as ICG Communication’s Senior Vice President of Finance. Before his service with ICG Communications, Mr. Fish served from 1994 to 1999 in various finance, regulatory, operational and business development positions with AT&T Local Services and Teleport Communications Group, a telecommunications service provider which became a subsidiary of AT&T. Before his service with AT&T and Teleport Communications Group, Mr. Fish served from 1987 to 1994 with the accounting firm of Arthur Andersen & Co.

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

John Almeida, Jr., has served on the board of directors since October 2003. Mr. Almeida joined Welsh, Carson, Anderson & Stowe, a private equity firm, in 1999 and currently is a General Partner with that firm. Before joining Welsh, Carson, Anderson & Stowe, Mr. Almeida worked at Lehman Brothers, a global financial services firm, in the investment banking department from 1997 to 1999 and at the private equity firm Westbury Capital Partners from 1995 to 1997. Mr. Almeida served as a director of BTI from 2001 to 2003. Mr. Almeida also serves as a director of Local Insight Media, Inc. and Titan Outdoor Holdings, Inc.

John J. DeLucca has served on the board of directors since October 2002. Mr. DeLucca has served as Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, from 2003 until 2004. Mr. DeLucca previously served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty Inc., a manufacturer and marketer of personal fragrances, from 1999 to February 2002 and as Senior Vice President and Treasurer of RJR Nabisco Inc., an international consumer products company, from 1993 to 1998. Mr. DeLucca also has served, among other positions, as Managing Director and Chief Financial Officer of Hascoe Associates, President and Chief Financial Officer of the Lexington Group, and Senior Vice President-Finance and Managing Director of The Trump Group. Mr. DeLucca currently serves as a director and chairman of the nominating committee and governance committee and as a member of the audit committee of Enzo Biochem, Inc., as a director and deputy chairman of the audit committee, and as a member of the nominating committee, the governance committee and the trading/risk committee of British Energy plc, as a director and a member of the audit committee of Endo Pharmaceuticals, Inc., as a director of Tier Technologies, Inc. and as a director of a private company.

Clyde A. Heintzelman has served on the board of directors since July 2005. Mr. Heintzelman served as the Chairman of the Board of Optelecom, Inc. from February 2000 to June 2003 and as its interim President and Chief Executive Officer from June 2001 to January 2002. From November 1999 to May 2001, he was President of Net2000 Communications, Inc. On November 16, 2001, Net2000 Communications and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States bankruptcy code. From December 1998 to November 1999, Mr. Heintzelman served as the President and Chief Executive Officer of SAVVIS, Inc. (formerly SAVVIS Communications Corporation), a networking and Internet solutions company. Mr. Heintzelman currently serves as a director and chairman of the audit committee of SAVVIS, Inc., as a director and a member of the audit committee of Telecommunication Systems, Inc. and Chairman of the Board of Citel, an AIM listed company.

Michael E. Leitner has served on the board of directors since August 2005. Mr. Leitner is a Partner of Tennenbaum Capital Partners, LLC, a private investment firm, where he has worked since 2005. Before joining Tennenbaum Capital Partners, he served as a Senior Vice President of Corporate Development for WilTel Communications from 2004 to 2005. From 2000 to 2003, Mr. Leitner served as Vice President of Corporate Development of 360networks and Chief Executive Officer of 360networks’ Latin American-Caribbean long-distance business (GlobeNet Communications). From 1998 to 2000, Mr. Leitner was a Senior Director of Corporate Development for Microsoft Corporation. Mr. Leitner served as a Vice President in the Technology Mergers & Acquisitions group at Merrill Lynch, a global financial services firm, from 1994 to 1998.

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

Philip M. Tseng has served on the board of directors since February 2007. Mr. Tseng is a Principal of Tennenbaum Capital Partners LLC, a private investment firm, where he has worked since July 2004. Before joining Tennenbaum Capital Partners, from January 2000 to June 2002, Mr. Tseng was employed with Credit Suisse First Boston, an international investment banking firm, in the technology group and, from August 1998 to January 2000, with Deutsche Bank Alex Brown, an international investment banking firm, in the telecommunications group.

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

To complete our reorganization expeditiously, we filed a voluntary petition for relief under Chapter 11 of the United States bankruptcy code on June 25, 2002. On October 17, 2002, the bankruptcy court entered an order confirming our plan of reorganization. We completed our reorganization under the plan on October 29, 2002. On October 29, 2002, we implemented “fresh start reporting” under the provisions of AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Under SOP 90-7, the reorganization value of ITC^DeltaCom was allocated to our assets and liabilities, our accumulated deficit was eliminated and our new equity was issued in accordance with our plan of reorganization as if we were a new reporting entity.

Additional Information

We have adopted a code of ethics applicable to our chief executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of this code in print to any stockholder who requests a copy. Requests for copies should be directed to Corporate Secretary, ITC^DeltaCom, Inc., 7037 Old Madison Pike, Huntsville, Alabama 35806. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet web site at www.deltacom.com within five business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

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

As of March 1, 2007, we had $357.4 million of total long-term indebtedness, net of unamortized discount, including current portion. Our substantial level of indebtedness could have important consequences. For example, it may:

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

In addition, we will be required either to repay or refinance a total of approximately $350 million principal amount of our outstanding secured indebtedness upon maturity during the third quarter of 2009. If principal payments due at maturity cannot be refinanced or extended, our cash flow may not be sufficient to repay all such indebtedness at the relevant times. Failure either to repay or refinance such indebtedness would result in a default and entitle our lenders to proceed against our assets securing the indebtedness.

Affiliates of Welsh, Carson, Anderson & Stowe own securities representing a majority of our voting power, which gives them the ability to exercise significant or controlling influence over major corporate actions by us.

The controlling affiliates of the investment funds that constitute Welsh, Carson, Anderson & Stowe, a private equity firm, have reported in SEC filings that such affiliates and the funds, as a group, beneficially own common stock and Series B preferred stock representing a majority of the voting power of our outstanding capital stock. Based on their existing capital stock ownership, the members of this group currently have the right to control the outcome of actions involving our company or its assets that require stockholder approval. In addition, three of our nine directors are members of, or affiliated with members of, this group.

The Welsh, Carson, Anderson & Stowe group may have interests with respect to our company that differ from those of our other stockholders as a result of significant investments by the group in other communications companies.

The FCC may restrict our ability to provide local services and may increase the costs we incur to provide these services.

In February 2005, the FCC released an order limiting the number and types of unbundled network elements that incumbent local exchange carriers must make available to us and other competitive communications companies. The FCC’s order also eliminated the requirement that incumbent carriers make available to us and other competitive carriers local switching services for residential and small business customers. If these incumbent carriers do not continue to cooperate in facilitating an orderly transition to the new rules, our business could be adversely affected. If prices of the network elements that we use to provide our services increase or if those network elements are eliminated as a result of the implementation of the February 2005 order or any future consideration of this issue by the FCC, our cost of providing local exchange service could increase and have a significant adverse impact on our operating results and cash flows. Because of the February 2005 order, incumbent local telephone companies no longer are required to provide local switching services, which means that we can no longer rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers. The FCC’s order also limits the availability to us of some incumbent carrier dedicated transport services between central offices and broadband local loops. Although the FCC’s order permits carriers to enter into commercial agreements for network elements and provided for a transition period to the new rules, AT&T and the other incumbent carriers in our markets have not made, and are not expected to make, network elements available to us at the same rates they have in the past. Although AT&T made certain commitments relative to the availability and pricing of UNEs in connection with its merger with BellSouth, the financial impact of those commitments on us and other competitive carriers is uncertain.

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

To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company and Gulf Power Company. Proceedings that remain pending affect approximately 300 route miles of our network as of December 31, 2006 and, if resolved in a manner adverse to us, could affect additional portions of our network. We cannot predict whether additional portions of our network will become subject to similar legal proceedings in the future. If some of these or similar future challenges are successful, or if we are otherwise unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and to pay substantial monetary damages.

Our integrated communications services business is subject to significant competitive pressures that could restrict our ability to achieve or sustain operating profitability.

Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. As a result of competitive pressures, we may not be able to achieve or sustain operating profitability, adequate market share or significant revenue growth in any of our markets. The prices we charge for our retail local, long distance and data services have declined significantly in recent years. AT&T, which recently acquired BellSouth, and the other incumbent local telephone companies in our markets offer substantially the same services we offer, in some cases at lower prices. These companies have substantially greater infrastructures, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than we do. These advantages may increase as a result of recent and future consolidations in our industry. We expect to continue to face significant pricing and product competition from AT&T and the other large, established telephone companies that currently are the dominant providers of telecommunications services in our markets. We also will continue to face significant competitive product and pricing pressures from other types of communications businesses, including cable companies providing broadband Internet access and other integrated services providers, and from other companies like us that attempt to compete in the local services market.

We may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services for the following reasons, which could adversely affect our ability to generate positive cash flows from operations:

•

AT&T, our principal competitor in many of the markets we serve, has been authorized to offer in-region long distance services throughout its entire region, which will allow it to offer the same bundle of local, long distance and data services that we offer;

•

the acquisitions of BellSouth by AT&T and of MCI by Verizon Communications have increased substantially the market power of these incumbent carriers, particularly of our principal competitor in many of the markets we serve and in the market for business customers in which we compete, and these mergers may accelerate other pending or future consolidations among our competitors;

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

The foregoing competitive pressures have contributed to a significant increase in our customer attrition over the past two years. We expect that these pressures will continue to adversely affect our ability to maintain existing customers and win new customers.

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

Our ability to provide service also could be materially adversely affected by a cable cut, switch failure or other equipment failure along our fiber optic network or along any other fiber optic network on which we lease transmission capacity. A significant portion of our fiber optic network is not protected by electronic redundancy or geographical diverse routing. Lack of these safeguards could result in our inability to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure or to an entirely different fiber optic route, assuming capacity is available, in the event of a total cable cut or if we fail to maintain our rights-of-way on some routes. Our ability to utilize network infrastructure and continue to provide services also may be affected by regulatory developments in connection with Internet Neutrality, the outcome of which we cannot predict.

If we are unable to interconnect with AT&T following its acquisition of BellSouth and other incumbent carriers on acceptable terms, our ability to offer competitively-priced local telephone services will be adversely affected.

To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities. The original term of many of our interconnection agreements with BellSouth expired in June 2003 and currently run month-to-month. Although we completed a new agreement with BellSouth (which has since been acquired by AT&T) in one state and are currently seeking new agreements in eight states, we may not be able to enter into new interconnection agreements with AT&T or other carriers on favorable terms, in a timely manner, or at all. Further, federal regulators have adopted substantial modifications to the requirements that obligate AT&T and other former monopoly local telephone companies to provide to us at cost-based rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be materially adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

We may not be able to retain the few large customers on which we depend for a significant percentage of our revenues.

We may not be able to retain our large customers, or we may be required to lower our prices significantly to retain them. Our ability to retain these customers may be adversely affected by pending or contemplated consolidations in our industry, adverse changes in our financial condition, increased competition, customer service issues and other events that may occur. The table below sets forth the approximate percentages of our total consolidated revenues generated in 2004, 2005 and 2006 by our five largest integrated communications services customers and our three largest wholesale services customers:

	Year Ended December 31,
	2006	2005	2004
Five largest integrated communications services customers	4.3%	4.2%	4.4%
Three largest wholesale services customers	6.9%	6.9%	4.9%

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

Our failure to maintain adequate billing, customer service, information systems and data security could limit our ability to increase our services and, in some cases, expose us to potential liability.

We depend on sophisticated information and processing systems to grow, monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Our inability to adequately identify all of our information and processing needs, to process the information effectively or accurately, to upgrade our systems as necessary, or to manage confidential customer data could have a material adverse effect on our operating results.

We also depend on operations support systems and other new carriers to order and receive network elements and wholesale services from the incumbent carriers. These systems are necessary for carriers like us to provide local service to customers on a timely and competitive basis. FCC rules, together with rules adopted by state public utility commissions, may not be implemented in a manner that will permit us effectively to order, receive and provision network elements and other facilities necessary for us to provide many of our services. Existing and future federal and state laws and regulations also may affect the manner in which we are required to protect confidential customer data and other information, which could increase the cost of our operations and our potential liability if the security of our confidential customer data is breached.

We may be subject to damaging and disruptive intellectual property litigation.

We may be subject to infringement claims in the future. We may be unaware of filed patent applications and issued patents that could relate to our products and services. Intellectual property litigation could:

•	be time-consuming and expensive;

•	divert attention and resources away from our daily business;

•	impede or prevent delivery of our products and services; and

•	require us to pay significant royalties, licensing fees and damages.

Parties making claims of infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, if at all. The defense of any lawsuit could result in time-consuming and expensive litigation, regardless of the merits of such claims, and could also result in damages, license fees, royalty payments and restrictions on our ability to provide our services, any of which could harm our business.

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

The loss of the services of our key personnel, or our inability to attract, recruit and retain sufficient or additional qualified personnel, could hurt our business. Our business is currently managed by a small number of key management and operating personnel, including our executive officers. Many members of our senior management team have extensive experience in the telecommunications industry. We do not maintain “key man” insurance on these employees. Because of current market conditions for our industry, our stock incentive program may not provide an adequate incentive to current or potential key employees to remain or become employed by us.

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

We lease our corporate head quarters in Huntsville, Alabama, which we relocated from West Point, Georgia, in the first quarter of 2006.

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

The leases for these switch sites expire on various dates from 2007 to 2015.

We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized network operations and switch control center for our network and as an operator services center. We also lease a second operator services center in Alexander City, Alabama.

We operate branch offices through which we conduct our sales and marketing efforts in the following locations:

•	Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;

•	Daytona, Ft. Lauderdale, Jacksonville, Miami, Ocala, Orlando, Pensacola, Tallahassee, Tampa and West Palm Beach, Florida;

•	Albany, Atlanta (three offices), Augusta, Columbus, Macon and Savannah, Georgia;

•	Baton Rouge and New Orleans, Louisiana;

•	Biloxi, Greenwood, Hattiesburg, Jackson and Tupelo, Mississippi;

•	Charlotte, Greensboro, Wilmington, Greenville, Fayetteville and Raleigh, North Carolina;

•	Charleston, Columbia and Greenville, South Carolina; and

•	Chattanooga, Knoxville and Nashville, Tennessee.

The leases for these branch offices expire on various dates from 2007 through 2016.

We also lease office space for various functions, including our head quarters in Huntsville, Alabama and information technology and engineering, in Anniston, Alabama and in Raleigh, North Carolina, and we own an administrative office in Arab, Alabama.

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

Proceedings Affecting Rights-of-Way. To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company and Gulf Power Company. Proceedings that remain pending affect approximately 300 route miles of our network as of December 31, 2006. Similar proceedings involving the rights-of-way of Georgia Power Company, Mississippi Power Company, Kansas City Southern Railroad and Illinois Central Railroad affecting approximately 1,300 route miles of our network were settled or dismissed during 2006 or in prior periods as discussed below. If some of these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and to pay substantial monetary damages. The results of these challenges, some of which are described below, are uncertain and, individually or in the aggregate, could have a material adverse effect on our results of operations or financial position.

Mississippi Power Company Rights-of-Way. A portion of our network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several real property owners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. We became a party to the proceeding after the January 1999 order. The property owners sought compensatory damages equal to the profits or gross revenues received by us from our use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for our use of the route. The Circuit Court of the First Judicial District of Jasper County entered an order directing us not to use that portion of our fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency. In December 2005, a settlement agreement was entered. In January 2006, the order that restricted our use of the fiber optic network in Jasper County was vacated. As part of the settlement, substantially all of the property owners have dismissed their cases and granted Mississippi Power Company an easement that allows for our use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the properties.

We initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which it sought a declaratory judgment confirming its continued use of fiber optic cables in Mississippi Power Company’s rights-of-way on 37 parcels of real property and 63 parcels of real property, respectively, or, alternatively, condemnation of the right to use the fiber optic cables upon payment of just compensation to the property owners. As a part of the settlement of the Jasper County proceedings discussed above, our suit for declaratory judgment and all of the remaining counterclaims in the 37-parcels proceeding has been dismissed. In February 2007, the United States District Court for the Southern District of Mississippi entered judgment granting to us the right to continued use of fiber optic cables in Mississippi Power Company’s rights-of-way against any remaining property owners named in the 63-parcels proceeding that were intended to be part of the settlement of the Jasper County proceedings, but had not voluntarily signed the easement required as part of that settlement. The 63-parcels proceeding has been dismissed against all other parties.

Some parties to the 37-parcels proceeding who had been dismissed from the proceeding before the Jasper County settlement are not bound by the settlement and have filed new proceedings against Mississippi Power Company and us. It is possible that additional parties who are not subject to the settlement also may file new proceedings. In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and us by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of real property located in Lamar County, Mississippi. Both plaintiffs also were defendants in the 37-parcels proceeding. The plaintiffs have not specified the amount of damages they are seeking. Similarly, in November 2004, another former defendant in the 37-parcels proceeding sued us and Mississippi Power Company in the Chancery Court of Jones County, Mississippi, to enjoin our use of fiber optic cables in Mississippi Power Company’s rights-of-way over the plaintiff’s property and to recover all property.

In December 2002, two civil actions were filed against Mississippi Power Company and us in the Circuit Court of Smith County, Mississippi, by a single attorney. The plaintiffs are real property owners and allege trespass on the basis that the documents granting Mississippi Power Company the rights to cross the plaintiffs’ property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. One of the proceedings was previously dismissed, and as part of the settlement of the Jasper County proceedings discussed above, the other proceeding was transferred to the Circuit Court of the First Judicial District of Jasper County, Mississippi, and will be dismissed as part of the settlement.

Before it was dismissed, the 37-parcels proceeding discussed above was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which we were made a defendant. The pending proceeding was initiated by real property owners claiming to represent a class of real property owners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. The plaintiffs also seek an injunction against our use of fiber optic cables in Mississippi Power Company’s rights-of-way. The case is still pending, but has been stayed because of the bankruptcy of another defendant. None of the plaintiffs has an individual claim against us, so we anticipate that we could be materially adversely affected only if a class is certified.

Since 2002, over 220 lawsuits have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, MCI and us. Each plaintiff claims to be the owner of real property over which Mississippi Power Company has an easement and that MCI and/or we have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claimed trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also sought $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by MCI and us of the fiber optic cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. In December 2004, a settlement agreement was entered and each of the cases has been or is expected to be dismissed, because the plaintiffs have granted Mississippi Power Company an easement that allows for our use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. Proceedings are underway to give effect to the settlement and to obtain dismissal of the few remaining claims by property owners who have not already signed the settlement documents.

In 2002, a lawsuit on behalf of five real property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, alleging trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment in connection with the use of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. In May 2004, we were added as a defendant in the lawsuit, upon the court’s order, on the basis that we use the fiber optic cables for the provision of telecommunications services to our customers. The plaintiff is seeking rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. In September 2004, the court granted Mississippi Power Company’s motion for partial summary judgment and issued a final order that the plaintiffs are not entitled to any compensation for trespass damages. In November 2006, the Mississippi Court of Appeals dismissed the appeal for lack of jurisdiction, holding that the trial court’s ruling was not a final order. A hearing on defendants’ motion for summary judgment was held in January 2007 in the trial court.

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

Gulf Power Company Rights-of-Way. We use the rights-of-way of Gulf Power Company in Florida for a portion of our network. During 2000, Gulf Power Company was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claim to represent a class of all real property owners over whose property Gulf Power Company has facilities that are used by third parties. The real property owners have alleged that Gulf Power Company does not have the authority to permit us or other carriers to transmit telecommunications services over the rights-of-way. We were made a party to this litigation in August 2001. Additional plaintiffs have been added through various amendments to the Complaint. In November 2005, the trial court entered a declaratory judgment for the plaintiffs. In that decision, the court ruled that the easements do not allow general telecommunications use and that Gulf Power Company did not have the right to apportion the easement for general telecommunications purposes. The trial court has not yet addressed any issues relating to damages. Gulf Power Company and we appealed the declaratory judgment. In October 2006, the Florida First District Court of Appeals dismissed the appeal brought by Gulf Power Company and us on the basis that the trial court’s November 2005 ruling was not a final order and therefore not yet subject to appeal. Gulf Power Company and we have filed motions in the trial court to vacate the prior declaratory judgment and for summary judgment in favor of Gulf Power Company and us. In February 2007, the plaintiffs filed a motion for a permanent injunction which would restrict the Company’s ability to add new customers and services over the disputed route. The trial court has set a hearing in April 2007 on the plaintiffs’ motions for class certification and permanent injunction and defendants’ motion to vacate the declaratory judgment and for summary judgment.

Georgia Power Company Rights-of-Way. We use rights-of-way of Georgia Power Company in Georgia for a portion of our network. In July 2001, a suit was filed in the Superior Court of Decatur County, Georgia, by a group seeking compensatory and punitive damages and claiming to represent a class of real property owners. The plaintiffs have alleged that Georgia Power Company and other entities do not have the right to grant third parties the use of the rights-of-way for the transmission of telecommunications services of such third parties. We were made a party to the suit in January 2002. In January 2005, the court granted the plaintiffs’ motion for partial summary judgment and denied defendants’ motion for partial summary judgment, holding that Georgia Power Company had the right to use the easements for communications directly related to the transmission and distribution of electricity, but that the easements do not afford Georgia Power Company the right to allow any other party, including us, the right to use the rights-of-way for the transmission of telecommunications services. In November 2005, the Georgia Court of Appeals reversed the trial court’s ruling and held that Georgia Power’s easements allow use for fiber optic communication lines and remanded to the trial court the question whether the easements were divisible so as to allow use by persons other than Georgia Power, including us. In May 2006, the Georgia Supreme Court denied the plaintiffs’ request for review of the ruling by the Georgia Court of Appeals. On remand, the trial court held in October 2006 that the easements are divisible and granted summary judgment to the defendants, including us.

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

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. In March 2003, a complaint was filed against us in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are the owners of the real property across which certain rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad are located. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, we use some fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad across Mississippi. The plaintiffs claim that the documents granting the rights-of-way do not permit the installation and operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorneys’ fees, an accounting of amounts paid to Kansas City Southern Railroad and Illinois Central Railroad and declaratory relief regarding the parties’ rights. We denied the allegations, but counter-claimed for the certification of a class of counter-defendants. We sought a declaration that we have the right to use the rights-of-way or, alternatively, to condemn such rights. In September 2004, the district court found that neither the class requested by the plaintiffs, nor the class of counter-defendants, should be certified. Our appeal of the district court’s refusal to certify a class of counter-defendants was denied by the United States Court of Appeals for the Fifth Circuit. In February 2005, the district court dismissed the claims of the remaining plaintiffs. In November 2006, the Fifth Circuit affirmed the district court’s dismissal of the claims of the remaining plaintiffs.

A lawsuit was filed against us in Richland Parish, Louisiana, in July 2003 and removed to the United States District Court for the Western District of Louisiana, Monroe Division, in August 2003. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the real property which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, we use some fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation or operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorneys’ fees. In July 2004, the court found that the class should not be certified. One plaintiff voluntarily dismissed his claim when discovery revealed that he had no rights in the property identified in the complaint. The only remaining named plaintiff asserted a claim based on ownership of less than one mile of property over which we use fiber optic cable within the rights-of-way. This matter was dismissed in March 2006 pursuant to a settlement agreement between the remaining plaintiff and us.

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

There were no matters submitted to the vote of our security holders in the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Common Stock

The following table sets forth the high and low sale prices of the common stock for each quarter of 2006 and 2005. Our common stock was traded on the Nasdaq National Market from January 1, 2005 through July 26, 2006, when our common stock was delisted from that market. Since that date, our common stock has traded in the over-the-counter market, both through quotations in the National Quotation Bureau “Pink Sheets” and, since October 20, 2006, on the OTC Bulletin Board under the symbol “ITCD.OB.” Sale prices before September 13, 2005, which was the effective date of the one-for-three reverse split of the common stock, have been adjusted to reflect the reverse stock split as if it had become effective as of January 1, 2005.

2005	High	Low
First Quarter	$5.49	$1.50
Second Quarter	3.87	1.29
Third Quarter	3.51	1.84
Fourth Quarter	2.16	1.10

2006	High	Low
First Quarter	$1.50	$0.99
Second Quarter	1.95	0.87
Third Quarter	1.75	0.70
Fourth Quarter	2.80	1.65

On March 1, 2007, there were approximately 1,180 record holders of the common stock.

Dividend Policy

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

Effective as of the quarterly dividend period ended September 30, 2006, our board of directors suspended indefinitely the quarterly payment of dividends on our Series A preferred stock and Series B preferred stock to comply with provisions of the Delaware General Corporation Law that condition our payment of dividends on compliance with specified financial tests. The dividends that would have been payable for the quarterly dividend periods ended September 30, 2006 and December 31, 2006 would have totaled $404,000 and $412,000, respectively, on the Series A preferred stock and $1.2 million and $1.2 million, respectively, on the Series B preferred stock. For so long as the preferred stock remains outstanding, these unpaid amounts will accrue dividends until paid.

Our board of directors is not required to authorize the payment of dividends on our Series A or Series B preferred stock. The determination to pay cash dividends on the Series A and Series B preferred stock is made at the discretion of the board of directors and is subject to the existence of sufficient legally available funds. Under the Delaware General Corporation Law, we may pay dividends on our capital stock only (1) out of our “surplus” or (2) if we have no “surplus,” from our net profits for the fiscal year in which the dividends are declared or from our net profits for the preceding fiscal year. Our “surplus” is an amount equal to the present fair value of our total assets, minus the present fair value of our total liabilities, minus our capital (which equals the aggregate par value of all of the outstanding shares of our common and preferred stock). We had a negative “surplus” as of September 30, 2006 and December 31, 2006, as that term is defined under Delaware General Corporation Law, and did not generate net profits in fiscal 2006 or for the nine months ended September 30, 2006.

The holders of the Series A and Series B preferred stock are entitled to receive, when, as and if declared by our board of directors, out of funds legally available for this purpose, cumulative dividends payable quarterly at the annual rate of 8% per share on the $100 liquidation preference per share of the preferred stock plus the amount of any accrued and unpaid dividends for past quarterly dividend periods. Dividends may be paid to the holders of the preferred stock by us, at our option, in cash, in shares of such series of the preferred stock, or in a combination of cash and shares of such series of the preferred stock. From our initial issuance of the Series A preferred stock on October 29, 2002 and our initial issuance of the Series B preferred stock on October 6, 2003, we have paid all dividends on our preferred stock through the quarterly dividend period ended June 30, 2006 in the form of payment-in-kind dividends of the same series of preferred stock. Each share of preferred stock issued as a dividend is valued at $100 per share solely for purposes of determining the number of shares of preferred stock to be issued as the dividend.

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

As of the date of the filing of this report, accrued and unpaid dividends totaled approximately $1.2 million on the Series A preferred stock and approximately $3.7 million on the Series B preferred stock.

Stock Performance Graph

On October 29, 2002, in connection with the completion of our plan of reorganization under Chapter 11 of the United States bankruptcy code, all shares of our then outstanding common stock were canceled and we issued approximately 14,583,000 shares of our new common stock. Each holder of shares of the formerly outstanding common stock was entitled to receive such holder’s ratable proportion of a total of 118,500 shares of the new common stock pursuant to the plan of reorganization. The graph and table set forth below show the cumulative total stockholder return on our common stock compared to the Standard & Poor’s 500 Stock Index and the Nasdaq Telecommunications Index, which is composed of stocks of publicly traded companies which are principally in the telecommunications business, for the periods between October 30, 2002, which was the initial trading date of the new common stock, and December 29, 2006, which was the last trading day in 2006. The graph assumes $100 was invested at the close of business on October 30, 2002 in (1) the new common stock, (2) the Standard & Poor’s 500 Stock Index and (3) the Nasdaq Telecommunications Index. Total stockholder return is measured by dividing total dividends, assuming dividend reinvestment, plus share price change for a period, by the share price at the beginning of the measurement period.

Company Index	October 30, 2002	December 31, 2002	December 31, 2003	December 31, 2004	December 30, 2005	December 29, 2006
ITC^DeltaCom, Inc.	$100.00	$77.67	$202.00	$57.00	$14.00	$28.33
S&P 500 Stock Index	$100.00	$98.78	$124.84	$136.06	$140.15	$159.23
Nasdaq Telecom Index	$100.00	$103.01	$173.82	$187.72	$174.18	$222.54

Item 6.	Selected Financial Data.

The following table sets forth ITC^DeltaCom’s selected consolidated financial data. The selected operating statement data for the year ended December 31, 2002 and the selected balance sheet data as of the end of such period have been derived from ITC^DeltaCom’s audited consolidated financial statements. The selected operating statement data for the periods from January 1, 2002 to October 29, 2002 and October 30, 2002 to December 31, 2002 and the years ended December 31, 2003, 2004, 2005 and 2006, and the selected balance sheet data at October 29, 2002, December 31, 2002, December 31, 2003, December 31, 2004 December 31, 2005 and December 31, 2006, have been derived from the consolidated financial statements that have been audited by BDO Seidman, LLP, independent registered public accounting firm. The operating statement and balance sheet data at and for the year ended December 31, 2002 have been separated into these two periods as a result of ITC^DeltaCom’s adoption, under AICPA Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code,” of fresh start reporting on October 30, 2002, following its emergence from Chapter 11 bankruptcy reorganization proceedings on October 29, 2002. The financial results at and for the periods ended October 29, 2002 and December 31, 2002 are not comparable in certain respects to the financial results for prior periods.

You should read the selected financial data below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

	Successor					Predecessor
	Year Ended December 31,				Period from October 30, 2002 to December 31, 2002	Period from January 1, 2002 to October 29, 2002
	2006	2005	2004	2003
	(in thousands, except share and per share data)
Operating Statement Data:
Operating revenues:
Integrated communications services	$381,766	$414,969	$467,629	$320,675	$41,898	$200,341
Wholesale services	81,785	85,232	96,449	99,868	18,086	122,100
Equipment sales and related services	24,089	20,200	19,549	41,023	5,585	30,456

Total operating revenues	487,640	520,401	583,627	461,566	65,569	352,897

Cost of services and equipment (exclusive of items shown separately below)	244,278	268,123	290,923	230,844	30,021	164,920
Operating expenses:
Selling, operations and administration expense	182,873	195,496	221,922	173,954	27,108	136,472
Depreciation and amortization	59,832	53,187	87,108	63,393	9,002	105,696
Merger-related expenses	—	135	4,828	2,141	—	—
Asset impairment loss(a)	—	13,373	203,971	—	—	223

Total expenses	486,983	530,314	808,752	470,332	66,131	407,311

Operating income (loss)	657	(9,913)	(225,125)	(8,766)	(562)	(54,414)
Interest expense	(57,625)	(40,508)	(21,309)	(15,917)	(2,350)	(35,704)
Debt issuance cost write-off	—	(3,948)
Interest and other income (expense), net	3,509	3,520	(794)	344	216	60

Loss before reorganization items and income taxes	(53,459)	(50,849)	(247,228)	(24,339)	(2,696)	(90,058)
Reorganization items(b)	—	—	—	—	—	60,792
Income tax expense (benefit)	—	—	—	—	—	—

Net loss	(53,459)	(50,849)	(247,228)	(24,339)	(2,696)	(29,266)
Preferred stock dividends and accretion(c)	(7,445)	(6,957)	(9,345)	(3,912)	(514)	(4,210)

Net loss applicable to common stockholders	$(60,904)	$(57,806)	$(256,573)	$(28,251)	$(3,210)	$(33,476)

Basic and diluted net loss per common share(b)	$(3.25)	$(3.11)	$(14.72)	$(1.82)	$(0.22)	$(1.61)

Basic and diluted weighted average common shares outstanding(b)	18,751,067	18,598,549	17,426,546	15,517,216	14,916,667	20,788,256

	Successor					Predecessor
	Year Ended December 31,				Period from October 30, 2002 to December 31, 2002	Period from January 1, 2002 to October 29, 2002
	2006	2005	2004	2003
	(in thousands, except share and per share data)
Balance Sheet Data (at period end):
Cash and cash equivalents (unrestricted)	$67,643	$69,360	$16,599	$50,099	$30,554	$30,231
Working capital (deficit)	24,009	44,806	(5,155)	(6,835)	14,728	(5,860)
Total assets	435,582	456,758	463,973	745,053	553,520	754,243
Long-term liabilities	338,512	322,272	292,445	301,255	206,993	200,109
Liabilities subject to compromise(b)	—	—	—	—	—	538,147
Convertible redeemable preferred stock	74,170	68,473	61,633	55,007	24,525	63,691
Stockholders’ equity (deficit)	(91,039)	(31,654)	3,643	240,713	237,245	(139,209)
Other Financial Data:
Capital expenditures	46,880	28,325	49,509	45,156	4,916	29,784
Cash flows provided by operating activities	28,676	28,449	28,816	39,832	7,216	12,580
Cash flows used in investing activities	(46,913)	(6,423)	(60,856)	(51,881)	(4,916)	(29,780)
Cash flows (used in) provided by financing activities	16,520	30,735	(1,460)	31,594	(1,977)	6,388
EBITDA(d)	61,320	41,789	(139,241)	54,627	8,440	111,785

(a)	In 2005, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $7.2 million and a write-off of indefinite life intangibles of $6.2 million. In 2004, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $199.9 million and a write-down of $4.0 million to its amortizable intangible customer base asset. In 2002, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $223,000. See note 4 to ITC^DeltaCom’s audited consolidated financial statements appearing elsewhere in this report for additional information about some of these write-downs.
(b)	On June 25, 2002, ITC^DeltaCom filed a voluntary petition for reorganization under Chapter 11 of the United States bankruptcy code. The plan was confirmed on October 17, 2002 and became effective on October 29, 2002. Accordingly, ITC^DeltaCom reclassified its then-outstanding senior notes and convertible subordinated notes, which were subject to compromise in the reorganization, as “liabilities subject to compromise” before the effective date. Expenses related to the reorganization, such as professional fees and administrative costs, are classified as “reorganization items.” On the reorganization effective date, all shares of old common stock were canceled and new shares of common stock were issued.
(c)	Represents the payment of accrued dividends on preferred stock at an annual rate of 8%. All such dividends have been paid in additional shares of preferred stock valued solely for purposes of such dividends at $100 per share.
(d)	EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—EBITDA Presentation” for our reasons for including EBITDA data in this report and for material limitations with respect to the usefulness of this measure. The following table sets forth, for the periods indicated, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Successor					Predecessor
	Year Ended December 31,				Period from Oct. 30, 2002 to Dec. 31, 2002	Period from Jan. 1, 2002 to Oct. 29, 2002
	2006	2005	2004	2003
	(in thousands)
Net loss	$(53,459)	$(50,849)	$(247,228)	$(24,339)	$(2,696)	$(29,266)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	59,832	53,187	87,108	63,393	9,002	105,696
Interest expense, net of interest income	54,947	39,451	20,879	15,573	2,134	35,355

EBITDA	$61,320	$41,789	$(139,241)	$54,627	$8,440	$111,785

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

Overview

General. We are one of the largest facilities-based competitive providers of integrated communications services, primarily to businesses, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance, high-speed or broadband communications, and Internet access connectivity, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis.

As of December 31, 2006, we marketed and sold our integrated communications services through 44 branch offices. As of the same date, our fiber optic network of 11,811 route miles extended from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

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

During 2006, we focused on improving our operating performance and enhancing our liquidity. As part of these ongoing initiatives, we:

•

increased the number of our core, facilities-based retail business lines in service (including both UNE-T and UNE lines) by approximately 45,750 net lines, representing 18% growth over 2005, and increased those lines as a percentage of total retail business lines in service from 68% to 75%;

•	reduced our cost of services and equipment as a percentage of total operating revenues to 50% from 51.5% by eliminating excess costs from our network;

•	added approximately 65 employees to our local retail sales force following the addition of approximately 100 employees to our local retail sales force in 2005;

•

reduced our selling, operations and administration expenses by 6.5% from 2005 of which 3.9% of the decline was attributable to executive severance and special consulting fees that were incurred in 2005 that were not incurred in 2006 and 2.6% resulted from improved collections of accounts receivable, reductions in property taxes and reductions in non-sales personnel costs;

•

improved our liquidity through the sale to institutional investors of $21 million principal amount of first lien notes with the same terms and the same July 26, 2009 maturity date as the first lien notes we issued in connection with the refinancing of our senior secured indebtedness in July 2005.

Operating Revenues. We currently derive operating revenues from our offering of integrated communications services, wholesale services and equipment sales and related services.

Integrated Communications Services. We deliver integrated voice and data communications services to end users on a retail basis. We refer to these services, which are described in more detail in this report under “Business—Services—Integrated Communications Services,” as our “integrated communications” services. Revenues from these services represented approximately 78% of our total operating revenues for 2006. We derive most of our operating revenues from recurring monthly charges that are generated by these services. Over the past five years, we have generated an increasing percentage of our operating revenues from local services, primarily local services provided under our interconnection agreements with other local telephone companies, and from data and Internet services.

Long distance revenues accounted for approximately 13% of our total annual operating revenues in 2006, which represented a decrease from 15% in 2005 as a result of a decline in total minutes used by our customers and modest long distance rate decreases. We continued to increase the total of our long distance minutes of use bundled within our local service product offering, which contributed to the decline in long distance revenues. We expect that these conditions will continue to have a negative impact on our long distance services and revenues in 2007.

We expect to continue expanding portions of our integrated communications services business. Although we have experienced success in obtaining increased market share in the markets where we provide these services, we generally do not expect that our integrated communications services will command a significant share of the market for communications services in the southeastern United States. We conduct strategic reviews of the profitability of all our service offerings and, as a result of these reviews, have increased our sales efforts in some offerings and decreased our sales efforts in others. In 2007, we will continue to focus on development of our more profitable markets and products.

The customer contracts for our integrated communications services provide for payment in arrears based on minutes of use for switched services and payment in advance for local exchange, data and Internet services, or payment for all services in advance based on a fixed fee agreement. The contracts generally provide that the customer may terminate the affected services without penalty for specified outages in service and for other defined causes. The contracts also typically provide that the customer must use at least a minimum dollar amount of switched long distance services per month for the term of the contract. We also have begun to offer our switched long distance services bundled together with some of our other integrated communications services under agreements providing for a recurring fixed monthly fee and a specified maximum number of long distance minutes of use. During 2006, there was some abatement in the trends of prior years toward declining market prices.

Wholesale Services. We deliver wholesale communications services to other communications businesses. We refer to these services as our “wholesale services.” Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers, operator and directory assistance services, and limited amounts of switched termination services for other communications companies. Revenues from these services represented approximately 17% of our total operating revenues for 2006 and are generated from sales to a limited number of other communications companies.

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

Broadband transport services also include commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force to service the utility-owned portions of the network that we use to service the owned portions of the network. Our commission revenues from these arrangements amounted to approximately $5.7 million for 2004, $3.9 million for 2005 and $3.5 million for 2006. See note 2 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding these commissions.

Broadband transport revenues were generally stable in the first three quarters of 2006. The decrease in these revenues in the fourth quarter of 2006 resulted principally from action by other carriers to transfer traffic from our network to unused portions of their own networks.

We provide local interconnection services throughout our primary eight-state market to Internet service providers that enable the customers of the Internet service providers to connect to their providers by dialing a local number. To acquire these services, our customers interconnect to our network either by colocating their communications equipment within one of our facilities or by purchasing our broadband transport services to connect their remote equipment with our equipment. To provide the local dial tone to their customers, our Internet service provider customers generally purchase primary rate interface, or PRI, circuits from us that are the functional equivalent of approximately 23 local telephone lines. In connection with our provision of the local dial tone, we generate revenues from sales of PRIs to the Internet service providers and from reciprocal compensation we receive from AT&T (following its acquisition of BellSouth) and other carriers that provide the local services to the customers of the Internet service providers. We generated total local interconnection revenues of $7.6 million for 2006, which represented a reduction from revenues of $9.7 million for 2005 because of fewer PRI circuits and lower reciprocal compensation revenues, as dial-up services by Internet service providers continue to be replaced with broadband applications.

We sell nationwide directory assistance services to other communications providers. These communications providers route directory assistance requests of their own customers to one or both of our operator services centers that are located on our regional fiber optic network. The communications providers typically purchase our broadband transport services to interconnect with our operator services centers. We also provide, on a nationwide basis, enhanced assistance services such as movie listings, stock quotes, weather information, horoscopes and yellow pages. Revenues from our operator and directory assistance services increased by 2% in 2006 over 2005. In the fourth quarter of 2006, these revenues declined 25%, or $647,000, from the preceding quarter due to the loss of a significant customer whose contract expired in 2005.

We derived $2.1 million in other wholesale revenues in 2006 from the sale of limited amounts of switched termination services for other communications companies. Because we are investing limited capital in this part of our wholesale business, we expect that our revenues from these services in 2007 will decline from 2006 levels.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premise equipment. We refer to these services as our “equipment sales and related services.” Revenues from these services represented approximately 5% of our total operating revenues for 2006 and are primarily generated from sales to our integrated communications services customers. We believe the relationships we have developed with these customers through non-recurring sales and the infrastructure we have developed to support these sales has positioned us to expand our sales of recurring service offerings to customers.

No single customer represented over 10% of our total operating revenues for 2006, 2005 or 2004.

Operating Expenses. Our principal operating expenses consist of cost of services and equipment, selling, operations and administration expense, and depreciation and amortization. Our cost of services as a percentage of revenues decreased in 2006 as a result of our initiatives to groom our network facilities to eliminate excess costs and introduce new service offerings. We were successful in reducing our selling, operations and administration expense in 2006 through continued focus on controlling administrative and maintenance costs. Our depreciation and amortization expense increased in 2006 as a result of our expenditures in 2006 to acquire new customers.

Cost of Services and Equipment. We currently provide our integrated communications services by using our network facilities and by reselling the services of other telephone companies. Cost of services related to our integrated communications services consists primarily of access charges and local facility charges that we are required to pay to other telephone companies when we use a portion of their network or facilities in providing services to our customers, as well as charges that we are required to pay to other telephone companies when they originate, terminate or transport messages sent by our customers. Cost of services and equipment related to our equipment sales include materials and costs of third-party contract personnel and direct labor costs.

The provision of local services over our network generally reduces the amounts we would otherwise be required to pay to other telephone companies to use their networks and facilities in order to provide local services. Beginning in the second quarter of 2005 and continuing through 2006, we undertook a variety of significant cost-saving initiatives, including renegotiation of our contracts with other carriers, implementation of new DS1 and DS0 central office colocations with BellSouth, use of alternative local providers, and least-cost routing of interexchange carrier calls.

We will continue to pursue a number of initiatives in 2007 targeted at reducing our exposure under the FCC’s Triennial Review Remand Order and overall cost of services. We continue to assess the implications for our existing and future cost of services of recent FCC action that significantly limits UNE-P and availability of UNE elements as a provisioning alternative. Our cost of services increased by over $600,000 per month after the March 10, 2006 implementation date of the Triennial Review Remand Order. By December 2006, we had successfully limited the monthly impact of the TRRO on our cost of services to less than $400,000. Because of uncertainties relating to our future customer base, we are unable to estimate with certainty the long-term impact of the TRRO on our cost of services after 2007.

Our cost of services also includes charges for labor and inventory sold related to our sale, installation and repair of telephone systems and related equipment.

Cost of services related to our broadband transport services includes substantially all fixed costs attributable to the leasing of intercity fiber under long-term operating leases and the leasing of intracity capacity to meet customer requirements within each of our markets.

Direct cost of services related to local interconnection services is not significant. The cost of services related to our directory assistance revenues are primarily represented by the cost of the listing and enhanced data, which we purchase from a third party primarily at variable rates. Because our wholesale services generally have significantly lower cost of services than our integrated communications and other services, our consolidated cost of services, as a percentage of our operating revenues, has been adversely affected because the percentage of our operating revenues provided by our wholesale services has declined.

Selling, Operations and Administration Expense. Selling, operations and administration expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration. Our overall selling, operations and administration expense decreased approximately $26.5 million in 2005, primarily as the result of restructuring efforts we initiated in December 2004. We achieved further reductions in 2006 totaling $12.6 million in our overall selling, operations and administration expense primarily because we incurred no executive severance cost and special consulting fees, which totaled $7.8 million in 2005. In addition, we realized $4.8 million of savings in selling, operations and administration expense from reductions in compensation and benefits cost resulting from the restructuring we initiated in December 2004, improved collections of accounts receivables, and decreased property taxes. These reductions were offset in part by an increase in the cost of professional services. We expect a modest increase in selling, operations and administration expense in 2007 as we support growth in our integrated services revenues and as we invest in the development of customer service systems.

Asset Revaluations and Reorganization. Beginning in December 2004, we considered the following factors as evidencing the necessity of an impairment review: underperformance of our assets relative to expected historical and projected future operating results; significant negative industry trends; a significant decline in our common stock price for a sustained period; and our market capitalization relative to net book value. For purposes of our impairment review, we identified, as two separate asset groups with identifiable cash flows, (1) our “retail group,” which consists of those assets and liabilities associated with servicing our retail customer base, and (2) our “wholesale group,” which consists of those assets and liabilities associated with servicing our wholesale customer base. We determined that the sum of the expected future cash flows was less than the carrying amount of the retail long-lived asset group, including intangibles, and recognized in the fourth quarter of 2004 an impairment loss of $199.9 million to our property, plant and equipment and an impairment loss of $4.0 million to our amortizable intangible customer base asset, equal to the excess of the carrying amount of the assets over their fair value in accordance with Statement of Financial Accounting Standards, or SFAS, No.144. The audit committee of our board of directors concluded on March 25, 2005 that such a charge was required. The asset impairment had no significant impact on our 2004 depreciation and amortization expense and reduced depreciation and amortization expense in 2005 by approximately $34.0 million on an annual basis. The book value of our net intangible assets, long-lived assets and goodwill decreased to $362.9 million at December 31, 2004 from $603.8 million at December 31, 2003.

In evaluating the underperformance of our assets and negative industry trends in our impairment review, we took account of the following factors, among others:

•

the effect of intensifying competition on our integrated communications services business, which has contributed to higher customer attrition rates and customer contract renewals on less favorable terms;

•

the negative impact of pricing pressure, network overcapacity and service cancellations on our wholesale services business, and the disproportionate effect of declines in this business on our operating results due to the higher gross margins associated with wholesale services; and

•

changes in government regulation that have been harmful to our business, including the increase in our cost of services we expected would result from the FCC’s order limiting the number and types of unbundled network elements that incumbent carriers must make available to us.

In October 2005, we reviewed property and equipment for impairment in view of our projected future operating results to evaluate whether changes in circumstances indicated that the carrying amount of our assets might not be recoverable. For our asset groups, we determined that the sum of the expected future cash flows was greater than the carrying amount of the long-lived asset groups, and therefore that the asset groups were not impaired except for certain central office switching assets within our retail group that were identified with a carrying amount greater than their expected future cash flows. Consequently, we recognized an impairment loss of $7.2 million to our property, plant and equipment in the fourth quarter of 2005, which is included in our audited consolidated statements of operations for 2005 appearing elsewhere in this report

We had identified our trade names as indefinite-life non-amortizable intangible assets. In the third quarter of 2005, we discontinued use of our BTI trade name and recognized an impairment loss of $600,000, which was the amount by which the asset’s book value exceeded its fair value. In the fourth quarter of 2005, we determined to discontinue future use of our ITC^DeltaCom trade name as soon as the new trade name could be determined, and recognized an impairment loss of $5.6 million, which was the amount by which the asset’s book value exceeded its fair value. These impairment losses are included in our audited consolidated statements of operations for 2005 appearing elsewhere in this report.

We conducted an annual review of our long-lived assets (property and equipment and finite-lived intangible assets), in conjunction with our current business plans and operating trends in the third quarter of 2006 for possible impairment of those assets. Based upon this review and an evaluation of our current and projected results of operating performance, we concluded that our long-lived assets associated with our two separate asset groups were not impaired as of December 31, 2006. We will continue to assess our assets for impairment as events occur or as industry conditions warrant.

Depreciation and Amortization. Our depreciation and amortization expense increased $23.7 million to $87.1 million in 2004 from $63.4 million primarily as a result of the BTI acquisition. In December 2004, we recognized an impairment loss of $199.9 million to our property, plant and equipment and an impairment loss of $4.0 million to our amortizable intangible customer base asset. The asset impairment had no impact on our 2004 depreciation and amortization expense, but resulted in a decrease of $34.0 million in depreciation and amortization expense in 2005 from 2004. In December 2005, we recognized an impairment loss of $7.2 million to our property, plant and equipment. This last asset impairment had no impact on our 2005 depreciation and amortization expense. For more information about the effects of the foregoing actions on our depreciation and amortization expense, see notes 4, 5 and 6 to our audited consolidated financial statements appearing elsewhere in this report.

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

	Year Ended December 31,
	2006	2005	2004
	(dollars in thousands)
Integrated communications services revenues	$381,766	$414,969	$467,629
Equipment sales and related services revenues	24,089	20,200	19,549
Wholesale services revenues:
Broadband transport	59,281	59,995	63,472
Local interconnection	7,573	9,720	13,572
Directory assistance and operator services	9,856	9,651	9,557
Other	5,075	5,866	9,848

Total wholesale services revenues	81,785	85,232	96,449

Total operating revenues	$487,640	$520,401	$583,627

Access line information(1):
Integrated communications services lines installed	394,842	367,220	382,718
Wholesale services lines installed(2)	47,702	62,606	61,801

Total lines installed	442,544	429,826	444,519

(1)	Reported net of lines disconnected or canceled. Excludes lines installed in connection with sales of our residential GrapeVine product, which we ceased to offer as of November 1, 2005.
(2)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.

Results of Operations

2006 Compared to 2005

Operating Revenues. Total operating revenues decreased $32.8 million, or 6.3%, from $520.4 million for 2005 to $487.6 million for 2006.

Operating revenues from our integrated communications services for 2006 decreased $33.2 million, or 8%, to $381.8 million from $415.0 million for 2005. The decrease in revenues from our integrated communications services resulted from a decrease of $15.2 million related to our decision to discontinue selling certain non-core products and services, a decrease of $16.8 million in revenues from long distance services and a decrease of $6.8 million in enhanced data revenues. These decreases were offset in part by a $3.8 million increase in local service and bundled revenues and a $1.8 million increase in revenues generated by access billings to other carriers as a result of the net increase in the number of our local lines. Our decision to focus on selling products and recurring services with higher gross margins and to eliminate some higher cost products and services caused a decline in the following components of revenue:

•

a decrease of $6.7 million in revenues as the result of our strategic decision to discontinue selling UNE-P services to residential customers through our residential GrapeVine product in November 2005; and

•

a decrease of $8.5 million in colocation revenues as the result of the sale on September 1, 2005 of our e^deltacom data center in Suwannee, Georgia, whose service offerings historically did not generate positive cash flow.

Long distance revenues decreased to approximately 13% of our total operating revenues in 2006 from 15% of our total operating revenues in 2005 as a result of a 12% decrease in total minutes used by our customers combined with modest long distance rate decreases. We continued to increase the total of our long distance minutes of use bundled within our local service product offering, which also contributed to the decline in long distance revenues. We also experienced increased competition from VoIP and wireless competitive offerings. We expect additional declines in our revenues from long distance services in 2007 primarily because we will continue to emphasize other service offerings that generate fixed monthly recurring service charges.

Our local services revenues from recurring monthly charges continued to increase as a percentage of total revenues derived from integrated communications services. Revenues from our bundled service offerings in 2006 increased to 61% of total integrated communications services revenues in 2006 from 55% in 2005. When we sell a bundled product with fixed monthly recurring charges that include long distance minutes and data services together with local services, we attribute all of the revenues from this product to local services. Our local services revenues in 2006 increased as a result of a net increase in billable lines of 7.5% at December 31, 2006 from December 31, 2005 as a result of sales to new customers and improved customer retention. We have continued to experience downward pricing pressure on our local services revenues as we renew contracts with existing customers, although we did not have to extend rate reductions in the second half of 2006 to the same extent as in recent prior periods.

The increase of $1.8 million in revenues generated by access billings to other carriers was primarily attributable to the net increase in our local lines.

Operating revenues from our wholesale services for 2006 decreased $3.4 million, or 4.0%, to $81.8 million from $85.2 million for 2005. The decrease was attributable to a decline in broadband transport services revenues of $715,000, which resulted from action by other carriers to transfer traffic from our network to unused portions of their own networks in the fourth quarter of 2006, and from decreased commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Local interconnection lines installed decreased by 23.8% from 62,606 at December 31, 2005 to 47,702 at December 31, 2006, resulting in a decrease of $2.1 million in local interconnection revenues associated with the dial-up Internet access business. Revenues from our operator and directory assistance services increased by 2% in 2006 over 2005, but declined by 25%, or $647,000, in the fourth quarter of 2006 from the preceding quarter due to the loss of a significant customer whose contract expired in 2005.

Operating revenues from communication equipment sales and related services for 2006 increased $3.9 million, or 19.3%, to $24.1 million from $20.2 million for 2005. The increase was attributable to increased demand by our customers to purchase more of their communications services from their primary service provider and an increase in the number of sales personnel experienced in marketing these services.

Cost of Services and Equipment. Total cost of services and equipment for 2006 totaled $244.3 million, or 50.0% of total operating revenues, which for 2006 represented a decrease of $23.8 million from total cost of services and equipment of $268.1 million, or 51.5% of total operating revenues, for 2005. The decrease was offset in part by cost increases of $5.7 million as a result of the Triennial Review Remand Order and an increase of $2.5 million in costs related to revenues for equipment sales and related services. The decrease in the cost of providing integrated communications services and wholesale services was attributable to our initiatives to reduce the amount we pay other telephone companies to use their networks and facilities and in part to the reduction in services, such as long distance services, purchased by our customers and the elimination of costs associated with discontinued UNE-P services to residential customers and e^deltacom data center revenues. Beginning in the second quarter of 2005 and continuing through 2006, we undertook a variety of significant cost-saving initiatives, including renegotiation of our contracts with other carriers, implementation of new DS1 and DS0 central office colocations with BellSouth, use of alternative local providers, and least-cost routing of interexchange carrier calls.

The cost of services and equipment associated with equipment sales and related services revenues increased from 2005 to 2006 by 3.6% due to an increase in the average amount of individual sales.

Selling, Operations and Administration Expense. Total selling, operations and administration expense decreased $12.6 million to $182.9 million, or 37.5% of total operating revenues, for 2006 from $195.5 million, or 37.6% of total operating revenues, for 2005. Total selling, operations and administration expense for 2005 included $4.1 million of executive severance cost, $600,000 of stock-based executive severance cost and $3.1 million of special consulting fees we incurred to facilitate the restructuring of our operations in the first six months of 2005. Excluding such executive severance costs and special consulting fees, selling, operations and administration expense decreased $4.8 million, or 2.6%, in 2006 from 2005. The decrease was primarily attributable to action we took in December 2004 to reduce personnel, which resulted in a $3.3 million reduction in compensation and benefits cost. The effect of this reduction was offset in part by $501,000 of expense we incurred in paying termination benefits for severance, retention and relocation related to our plan initiated in December 2005 to close some financial and network service functions in our former headquarters location in West Point, Georgia, and to relocate those business activities to our other locations in Huntsville and Anniston, Alabama. In 2006, improved collections of accounts receivable and reductions in property taxes contributed $3.6 million and $1.7 million, respectively, to a reduction in selling, operations and administration expense. These reductions were offset in part by an increase in the cost of professional services. While achieving these overall reductions in selling, operations and administration expense, we increased our investment in our sales force by adding approximately 65 employees to our local retail sales force in addition to approximately 100 we added in 2005. In 2006, as in 2005, the costs associated with the expansion of our sales force partially offset the savings we realized from the reduction in force we implemented as part of the December 2004 restructuring.

Depreciation and Amortization. Total depreciation and amortization expense increased $6.6 million to $59.8 million for 2006 from $53.2 million for 2005, as a result of the capital expenditures we made in 2006 primarily to acquire new customers.

Interest Expense. Total interest expense increased $17.1 million to $57.6 million for 2006 from $40.5 million for 2005. The increase was primarily attributable to an increase in the weighted average interest rates that accrued on our outstanding borrowings. The increase was also attributable to higher average balances of outstanding borrowings resulting from our March 2005 restructuring, in which we incurred $20.0 million in additional borrowings, our July 2005 refinancing, in which we incurred $35.0 million in additional borrowings, and the additional first lien borrowings of $21.0 million we incurred in November 2006. At December 31, 2006, our overall weighted average annual interest rate, including debt discount and excluding deferred financing costs, was 15.6% compared to 13.4% at December 31, 2005. Of our interest expense for 2006 and 2005, we paid in-kind interest of $6.6 million in 2006, compared to $2.5 million in 2005. Interest expense resulting from the amortization of debt discount and debt issuance costs increased $2.7 million from $5.2 million in 2005 to $7.9 million in 2006.

Interest Income. Total interest income from the temporary investment of available cash balances increased $1.6 million to $2.7 million for 2006 from $1.1 million for 2005.

EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following table presents EBITDA amounts for 2006 and 2005. The table also sets forth for these periods a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP.

	Year Ended December 31,
	2006	2005
	(in thousands)
Net loss	$(53,459)	$(50,849)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	59,832	53,187
Interest expense, net of interest income	54,947	39,451

EBITDA	$61,320	$41,789

EBITDA in 2006 included $501,000 in expense of termination benefits for severance, retention and relocation related to our plan initiated in December 2005 to close and relocate some financial and network service functions in our former headquarters location in West Point, Georgia. In 2005, EBITDA included an asset impairment loss of $13.4 million that consisted of a write-down of $7.2 million of impaired property, plant and equipment and a write-down of $6.2 million of non-amortizable trade name intangible assets. EBITDA in 2005 also included a $3.9 million write-off of debt issuance cost, $4.7 million of executive severance cost, and $3.1 million of special consulting fees we incurred to facilitate the restructuring of our operations.

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

Cost of Services and Equipment. Total cost of services and equipment of $268.1 million, or 51.5% of total operating revenues, for 2005 represented a decrease of $22.8 million from total cost of services and equipment of $290.9 million, or 50.0% of total operating revenues, for 2004. Of the decrease for 2005, the cost of providing integrated communications services declined $20.8 million and the cost of providing wholesale services declined $2.4 million. The decrease was slightly offset by an increase of $400,000 in costs related to revenues for equipment sales and related services. The decrease in the cost of providing integrated communications services and wholesale services was attributable in part to the reduction in services, such as long distance, purchased by customers, as well as the result of our initiatives to reduce the amount we pay other telephone companies to use their networks and facilities. During 2005, we undertook a variety of significant cost-saving initiatives, including renegotiation of our contracts with other carriers, implementation of new DS1 and DS0 BellSouth central office colocations, and use of alternative local providers, least-cost routing of interexchange carrier calls and audits of in-service circuits.

The cost of services and equipment as a percentage of integrated communications services revenues increased approximately 2% from 2004 to 2005 due to a reduction in average revenue per access line. The effect of this reduction was partially offset by our cost-savings initiatives. The cost of services and equipment as a percentage of wholesale services revenues and equipment sales and related services revenues remained constant from 2004 to 2005.

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

	Year Ended December 31,
	2005	2004
	(in thousands)
Net loss	$(50,849)	$(247,228)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	53,187	87,108
Interest expense, net of interest income	39,451	20,879

EBITDA	$41,789	$(139,241)

In 2005, EBITDA included an asset impairment loss of $13.4 million that consisted of a write-down of $7.2 million of impaired property, plant and equipment and a write-down of $6.2 million of non-amortizable trade name intangible assets. EBITDA in 2005 also included a $3.9 million write-off of debt issuance cost, $4.7 million of executive severance cost, and $3.1 million of special consulting fees we incurred to facilitate the restructuring of our operations. Our negative EBITDA in 2004 was attributable to our asset impairment loss, which consisted of a write-down of $199.9 million of impaired property, plant and equipment and a write-down of $4.0 million to our amortizable intangible customer base asset. In addition, our EBITDA in 2004 reflected a $1.5 million charge related to a private offering of senior notes that was withdrawn and to $3.3 million of merger-related expenses we incurred in connection with the termination of our proposed mergers with two companies in 2004.

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

We recognize some revenues net as an agent versus gross as principal. We apply the guidance provided in Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” to classify and record such amounts. We recorded revenues net as an agent of $5.7 million during 2004, $3.9 million during 2005 and $3.5 million during 2006. See note 2 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding revenues we recognize net as an agent.

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts based on specifically identified amounts that we believe will ultimately prove to be uncollectible. We also use estimates based on our aged receivables to determine an additional allowance for bad debts. These estimates are based on our historical collection experience, current trends, credit policy and a percentage of our revenue. We also review current trends in the credit quality of our customer base, as well as changes in the credit policies. Our days sales outstanding improved by 2.5 days from December 31, 2005 to December 31, 2006. The reduction in our allowance for doubtful accounts and in our outstanding accounts receivable as well as our days sales outstanding at December 31, 2006 was primarily attributable to strict enforcement of our credit policy combined with the termination of our product offering to residential customers in November 2005. The following table identifies the amounts we had reserved as of the dates indicated.

	December 31,
	2006	2005	2004
Total reserves	$4,772,000	$9,237,000	$9,331,000

In addition to the reserves shown above, we maintain customer receivable reserves related to exposure for customer credits. These reserves are originally established as reductions to revenues and are accounted for in “Other Accrued Liabilities” in the audited consolidated balance sheets appearing elsewhere in this report. These reserves totaled $1.1 million as of December 31, 2004, $1.4 million as of December 31, 2005 and $1.2 million as of December 31, 2006. We also consider these reserves in our analysis of our required provision for bad debts.

We have attempted to reserve for expected losses based on the foregoing factors and believe our reserves are adequate. It is possible, however, that the accuracy of our estimation process could be materially affected as the composition of our receivables changes over time. We regularly review and refine the estimation process to take account of these changes, but we cannot guarantee that we will be able to estimate accurately credit losses on our receivables.

Cost of Services. Cost of services includes direct expenses associated with providing services to our customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunication providers that provide us with access connections to our customers, to some components of our network facilities, and between our various facilities. In addition, we use other carriers to provide services where we do not have facilities. We use a number of different carriers to terminate our long distance calls outside the southern United States. These costs are expensed as incurred. Some of these expenses are billed in advance and some expenses are billed in arrears. Accordingly, we are required to accrue for expected expenses irrespective of whether these expenses have been billed. We use internal management information to support these required accruals. Experience indicates that the invoices that are received from other telecommunication providers are often subject to significant billing disputes. We typically accrue for all invoiced amounts unless there are contractual, tariff, or operational data that clearly indicate support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships. We maintain reserves for any anticipated exposure associated with these billing disputes. We believe our reserves are adequate. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time it historically has required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

Non-Cash Compensation. We adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”) effective January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity instruments issued. The effect of applying SFAS No. 123R on our financial position or results of operations for the year ended December 31, 2006 was insignificant. Although the recognition of the value of the instruments results in compensation in an entity’s financial statements, the expense differs from other compensation in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when the instruments are exercised or vest. The determination of the estimated fair value used to record the compensation associated with the equity instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

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

When we determine that we may not be able to recover the carrying value of intangibles, long-lived assets or goodwill based upon the existence of one or more of the foregoing indicia of impairment, we measure impairment based on an estimate of fair value. We may base these estimates on the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model, or on other methods. Net intangible assets, long-lived assets and goodwill amounted to $362.9 million as of December 31, 2004, $314.3 million as of December 31, 2005 and $297.6 million as of December 31, 2006.

We did not record charges for the impairment of long-lived assets or goodwill in 2006. In 2005, we recognized an impairment loss of $7.2 million to our property, plant and equipment and an impairment loss of $6.2 million to our non-amortizable trade name intangible assets. In 2004, we recognized an impairment loss of $199.9 million to our property, plant and equipment and an impairment loss of $4.0 million to our amortizable intangible customer base asset. See notes 4 and 6 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding these write-downs.

Concentrations of Credit Risk, Significant Customers and Key Suppliers. Cash and cash equivalents, short-term investments and restricted cash are held with domestic financial institutions primarily with high credit ratings. We have not experienced any losses on our cash or cash equivalents.

Our accounts receivable subject us to credit risk, as collateral is generally not required. We conduct our business with a large base of customers and limit our risk of loss by billing most customers in advance for services and by terminating access on delinquent accounts. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of our consolidated operating revenues for any of the three years in the period ended December 31, 2006.

We lease colocation space and loops from the incumbent local exchange carriers that are major competitors. We are dependent upon the availability of this space owned by the ILECs. We are exposed to risk associated with failing to obtain favorable renewal contract terms with these suppliers, which include rates that are subject to industry regulation, and to risk regarding the timeliness of supplier processing of our orders for customers.

We are dependent on a limited number of suppliers for certain equipment used in our network. If these suppliers were unable to meet our needs, management believes that we could obtain this equipment from other suppliers on comparable terms and that our operating results would not be materially adversely affected. If we were required to purchase another manufacturer’s equipment, we would incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment, which could have a material adverse effect on our financial condition and results of operations.

Contingencies. We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses for certain of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

Prior to 2006 we incurred operating losses, although we generally have experienced positive cash flow from operations. We have an accumulated deficit of $406.7 million as of December 31, 2006, which has accumulated since the consummation of our reorganization on October 29, 2002 under Chapter 11 of the United States Bankruptcy Code. In the second half of 2004, in response to adverse operating trends, we took action to limit capital expenditures, reduce the size of our workforce, and implement other measures to manage cash resources. As a result of these initiatives, and transactions completed in 2005, we achieved significant improvements in our liquidity position as of December 31, 2005, which we have maintained through December 31, 2006.

On March 29, 2005, we completed a restructuring of our existing $259.7 million of secured indebtedness and entered into a new $20 million subordinated secured term loan agreement with the Welsh Carson securityholders, which we drew down in full on the restructuring date. The Welsh Carson securityholders consist of investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, a private equity firm, who include members of the stockholders group that owns capital stock representing a majority of our voting power. Our existing lenders required the new loan as a condition of the restructuring. The purpose of the restructuring was to stabilize our liquidity position and obtain a deferral of principal payments on most of our secured indebtedness until June 2006, which was the maturity date of our senior secured credit facility. The completion of the restructuring also enabled us to cure temporarily waived covenant defaults under our credit facilities. In the restructuring, we replaced all $22 million of obligations outstanding under our principal capital leases with loans in the same amount under the senior credit facility. In connection with the subordinated secured loan, we issued to the Welsh Carson securityholders Series C warrants to purchase 6,600,000 shares of common stock at an initial exercise price of $1.80 per share. The Series C warrants have a ten-year term from the issue date.

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

•

We also issued $50.8 million principal amount of third lien, senior secured notes due 2009. Of this amount, we issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders, in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan that the Welsh Carson securityholders had extended in connection with the March 2005 restructuring. In connection with the issuance of the third lien notes, we issued 9,000,000 Series D warrants to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase shares of a new issue of our 8% Series C convertible redeemable preferred stock or common stock. Each share of Series C preferred stock will be convertible into .4445 of one share of our common stock, subject to antidilution adjustments.

•

We also entered into an amendment to our junior, second lien credit facility, which extended the maturity date of the $55.7 million of loans thereunder from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the rate at which interest accrues on such loans.

On November 10, 2006, we placed with institutional investors $21 million principal amount of additional first lien notes with the same payment terms and the same July 26, 2009 maturity date as the first lien notes we issued in connection with the July 2005 refinancing.

On October 31, 2006, we negotiated modifications to an unsecured vendor note in an original principal amount of $7.1 million which we had assumed in connection with our acquisition of BTI. As part of the March 2005 restructuring, we had obtained an extension of the original maturity date of the note from April 30, 2006 to October 31, 2006. The modifications provided for payment of $2.27 million of principal on October 31, 2006, $2.4 million of principal plus interest payments over 36 monthly installments beginning November 1, 2006, and $2.4 million principal on October 1, 2009, with interest payable monthly, and increased the rate at which interest accrues on the outstanding principal balances.

On September 1, 2005, in accordance with our strategy to sell non-core assets on a selected basis, we sold our e^deltacom data center facility located in Suwanee, Georgia and substantially all of the assets related to the e^deltacom business for a sale price of approximately $25.8 million. The e^deltacom business provided managed colocation, hosting, security data storage, monitoring and networking services and hardware solutions. This transaction resulted in net cash proceeds of $25.9 million after working capital adjustments and costs and expenses associated with the sale. We recognized a net gain on sale of the assets of $3.2 million, which is reflected as a component of “Other (expense) income” in our audited consolidated statements of operations for 2005 appearing elsewhere in this report. During 2006, we received proceeds of $1.6 million on sales of surplus property and equipment. We recognized a net gain of $668,000 on the sale of these assets, which is reflected as a component of “Other (expense) income” in the our audited consolidated statements of operations for 2006 appearing elsewhere in this report.

Sources and Uses of Cash. During 2006, we funded our operating and capital requirements and other cash needs through cash from operations, cash on hand and proceeds from sale of $21 million principal amount of first lien, senior secured notes, net of issuance costs. During 2005, we funded our operating and capital requirements and other cash needs through cash from operations, proceeds from the March 2005 restructuring and the July 2005 refinancing and the proceeds from the sale of our e^deltacom data center assets. During 2004, we funded our operating and capital requirements and other cash needs principally through cash from operations, cash on hand and the proceeds from the sale of our Series B preferred stock in November 2004. Cash provided by operating activities was $28.7 million in 2006, $28.4 million in 2005 and $28.9 million in 2004. Changes in working capital were $2.3 million in 2006, $(6.6) million in 2005, and $(26.3) million in 2004.

•

The change in working capital in 2006 was primarily attributable to increased accrued interest and unearned revenue, which was partially offset by reductions in our accounts payable and accrued liabilities.

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

Cash used for investing activities was $46.9 million in 2006, $6.4 million in 2005 net of $25.9 million proceeds from the sale of e^deltacom data center assets, and $60.9 million in 2004. We used the cash in these periods primarily to fund capital expenditures. Of cash used for investing activities, we utilized $1.4 million in 2006, $4.9 million in 2005, and $10.8 million in 2004 to fund costs related to our acquisitions or proposed acquisitions of other businesses. We made capital expenditures of $46.9 million in 2006, $28.3 million in 2005, and $49.5 million in 2004.

•

Of the $46.9 million of capital expenditures in 2006, $42.4 million related to our integrated communications services business and $4.5 million to our wholesale services business. We applied $35.0 million of the expenditures to expansion of our network and customer base, $9.0 million to network maintenance and $2.9 million to strategic initiatives, which primarily involved investment in assets to facilitate migration of customers to our network to reduce our cost of services.

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

Cash provided (used) by financing activities was $16.5 million in 2006, $30.7 million in 2005, and $(1.5) million in 2004.

•

Cash provided by financing activities in 2006 consisted of $19.9 million of proceeds from the issuance of first lien, senior secured notes, net of issuance costs. These proceeds were offset in part by repayments of $3.4 million of long-term debt, capital lease obligations and other indebtedness.

•

Cash provided by financing activities in 2005 consisted of $241.8 million of proceeds from the issuance of senior secured notes and stock warrants, net of issuance costs and other long-term debt restructuring costs. These proceeds were offset in part by repayments of $211.0 million of long-term debt, capital lease obligations and other indebtedness.

•

Cash provided by financing activities in 2004 consisted primarily of $15 million of proceeds from the sale of our Series B preferred stock, which were offset by repayments of $16.6 million of long-term debt, capital lease obligations and other indebtedness.

Indebtedness. As of December 31, 2006, we had approximately $354.6 million of total long-term indebtedness, net of unamortized debt discount, including current portion, and capital leases. As of the same date, excluding deferred financing costs, this indebtedness had an overall weighted average interest rate of 15.6%, including payment-in-kind interest at a rate of 2.1%.

First Lien, Senior Secured Notes Due July 2009. In connection with our July 2005 refinancing, we issued first lien, senior secured notes due 2009 in the aggregate principal amount of $209 million. We used the proceeds of the first lien notes to repay in full the amount of our former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. The first lien notes accrue interest, payable quarterly, at an annual rate equal to the specified London Interbank Offered Rate, or LIBOR, plus 8%, with the portion of any interest in excess of a 12% annual rate payable in-kind, or PIK, at our option, and accrue PIK interest, payable on a quarterly basis, at an annual rate of 0.5%. No scheduled principal payments will be due on the first lien notes before the maturity date of July 26, 2009. Our obligations under the first lien notes are secured by first priority liens on, and security interests in, substantially all of our assets. We are subject to financial covenants under the first lien note agreement, including a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EDITDA covenant, as EBITDA is defined for purposes of the agreement. As a result of the repayment in full of our former $204 million senior secured credit facility, we expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in our audited consolidated statements of operations for 2005 appearing elsewhere in this report.

On November 10, 2006, we placed with institutional investors $21 million principal amount of additional first lien notes with the same payment terms and the same July 26, 2009 maturity date as the first lien notes we issued in connection with the July 2005 refinancing. We paid the holders of the outstanding first lien notes a fee of $611,000 for consenting to amendments to the first lien note agreement made in connection with the sale of the additional notes. The amendments modified some of the financial and operating covenants in the agreement to reflect changes required by the issuance of the additional first lien notes, concurrent modifications to the unsecured vendor note described below, and operating requirements that include the additional capital expenditures we will make with the new note proceeds. The modifications affected the maximum capital expenditures covenant, the senior debt ratio covenant, the total leverage ratio covenant and the interest coverage ratio covenant. The amendments also expanded the minimum consolidated EBITDA covenant, under which, as modified, we will be required to maintain consolidated EBITDA (as defined for purposes of the agreement), as measured by the cumulative sum of consolidated EBITDA for the preceding 12 months, of at least $60 million at December 31, 2006, $66.7 million at June 30, 2007, $70 million at December 31, 2007 and $77 million at June 30, 2008. The related covenants under our second lien secured credit facility and our third lien, senior secured notes have also been amended to reflect these modifications.

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

Subordinated Secured Loan. In the March 2005 restructuring, we entered into a subordinated secured loan agreement with the Welsh Carson securityholders. On the restructuring date, we drew down the full $20 million of borrowings available under this loan. In connection with the loan, we issued the lenders Series C warrants to purchase 6,600,000 shares of common stock. The resulting $7.6 million debt discount is being amortized to interest cost using the interest method. Interest cost for 2005 included $1.3 million of amortized debt discount. See note 10 to the audited consolidated financial statements appearing elsewhere in this report for additional information regarding the Series C warrants. The subordinated secured loan was repaid as part of the July 2005 refinancing.

See note 7 to the audited consolidated financial statements appearing elsewhere in this report for additional information about the terms of the secured indebtedness that we restructured and refinanced during 2005 and 2006.

Capital Leases. At December 31, 2006, our outstanding obligations under capital leases totaled $76,000. As part of the March 2005 restructuring, we converted into loans under our senior credit agreement the $22 million of obligations outstanding under our principal capital lease facilities at the restructuring date.

Other Long-Term Liabilities. In connection with our acquisition of BTI, we assumed $18.5 million principal amount of unsecured senior notes that accrue interest, payable semi-annually, at an annual rate of 10.5%. The senior notes were originally issued by BTI in September 1997. In 2001, the notes were amended to remove substantially all financial and administrative covenants. The notes are due in full in September 2007.

In connection with our acquisition of BTI, we assumed an unsecured vendor note in an original principal amount of $7.1 million. Before the March 2005 restructuring, the note was payable on demand on or after

April 30, 2006. As part of the March 2005 restructuring, we obtained an extension of the maturity date of the note to October 2006. On October 31, 2006, the holder of the note agreed to payment modifications that provided for payment of $2.27 million of principal on October 31, 2006, $2.4 million of principal plus interest payments over 36 monthly installments beginning November 1, 2006, and $2.4 million principal due October 1, 2009, with interest payable monthly. Interest on the note, which had accrued at an annual rate of 8 3/4%, was modified to accrue at an annual rate of 10% on principal balances outstanding after October 31, 2006.

Cash Requirements. We have various contractual obligations and commercial commitments. We do not have off-balance sheet financing arrangements other than our operating leases.

The following table sets forth, as of December 31, 2006, our contractual obligations and commercial commitments (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt and capital lease obligations	$368,137	$19,286	$348,851	$—	$—
Interest on debt, capital leases and other long-term liabilities	136,577	52,078	84,499	—	—
Operating leases	47,262	14,234	16,660	7,745	8,623
Purchase obligations	6,000	6,000	—	—	—

Totals	$557,976	$91,598	$450,010	$7,745	$8,623

See note 7 to the audited consolidated financial statements appearing elsewhere in this report for additional information regarding our debt, capital lease obligations and operating leases.

As of December 31, 2006, we had entered into agreements with vendors to purchase approximately $6.0 million of property, plant and equipment and services in 2007 related primarily to the improvement and installation of communications facilities and services.

In February 2007, we entered into an agreement with a leasing company through which we intend to lease equipment totaling up to $7.5 million under terms of the capital lease. Repayment terms under the agreement provide for quarterly payments of principal and interest at an annual rate of approximately 15% over three years beginning in the quarter following funding under the lease.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2007 will total approximately $40 million to $50 million. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

To enhance our liquidity position, we intend to continue to pursue possible sales of assets that are not integral to our network operations. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to complete any such additional asset sales.

We believe that our cash on hand, which includes the net proceeds of the $21 million principal amount of first lien notes we sold in November 2006, the cash flows we expect to generate from operations under our current business plan and our $7.5 million capital lease borrowings will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing.

Based on our current business expectations, we anticipate that we will be required to refinance a substantial portion or all of our outstanding indebtedness under our first lien notes, second lien credit agreement and third lien notes before we are required to make balloon principal payments totaling $344.9 million under these obligations when they mature beginning in July 2009. We will consider opportunities to refinance all or a portion of such indebtedness in the capital markets or in other transactions.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-Monetary Assets,” December 2004, which was effective for us as of January 1, 2006. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material effect on our consolidated results of operations or financial condition.

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and SFAS No. 3, June 2005, which was effective for us as of January 1, 2006. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance in which the pronouncement does not include specific transition provisions. Accounting Principles Board, or APB, Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS No. 154 did not have a material impact on our consolidated results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. FIN 48 is effective for fiscal years beginning after December 15, 2006 and must be applied to all open tax positions upon initial adoption. In addition, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to tax liabilities and to the opening balance of retained earnings in the year adopted. The adoption of FIN No. 48 is not expected to have a material effect on our consolidated results of operations or financial condition.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund, or USF, contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. We currently record all such taxes billed to our customers, including USF contributions, sales, use and excise taxes, on a net basis in our consolidated statements of operations. The Company will adopt EITF No. 06-3 effective January 1, 2007.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach, referred to as a “dual approach,” in assessing materiality and provides for a one-time cumulative effect transition adjustment. We adopted SAB No. 108 for the year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. We have not determined the effect that adoption of SFAS No. 157 will have upon our financial statements, which is not reasonably estimable at this time.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). A “registration payment arrangement” is defined as an arrangement that specifies that the issuer will endeavor (1) to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the SEC. The arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 specifies that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement must be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS No. 5. FSP EITF 00-19-2 also requires certain disclosures about the terms of each registration payment arrangement, even if the likelihood of the issuer having to make any payments under the arrangement is remote. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 31, 2006 and for fiscal years beginning after December 31, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance of FSP EITF 00-19-2. We adopted FSP EITF 00-19-2 for the year ended December 31, 2006. The adoption of FSP EITF 00-19-2 did not have a material effect on our results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to elect to measure many financial instruments and certain other items at fair value, including recognized financial assets and financial liabilities except certain items excluded by the statement, and provides that the fair value option may be applied instrument by instrument, is irrevocable and must be applied to an instrument in its entirety. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings subsequent to such election. The statement is effective for fiscal years beginning after November 15, 2007. We have not determined the effect that adoption of SFAS No. 159 will have upon our financial statements, which is not reasonably estimable at this time.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to minimal market risks. We maintain investments consisting primarily of short-term, interest-bearing securities. We enter into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. We do not have any material foreign currency exposure.

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $344.9 million of borrowings outstanding as of December 31, 2006, under our first lien, senior secured notes, our second lien secured credit facility and our third lien, senior secured notes, all of which accrue interest at floating rates. A change of one percentage point in the interest rate applicable to our $344.9 million of variable-rate debt at December 31, 2006 would result in a fluctuation of approximately $3.4 million in our annual interest expense.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data listed in Item 15 are filed as part of this report and appear on pages F-2 through F-41.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

During the fourth fiscal quarter of 2006, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 11.	Executive Compensation.

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services.

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of ITC^DeltaCom appear on pages F-2 through F-41 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

ITC^DeltaCom—December 31, 2006

ITC^DeltaCom—December 31, 2005

Consolidated Statements of Operations:

ITC^DeltaCom—for the year ended December 31, 2006

ITC^DeltaCom—for the year ended December 31, 2005

ITC^DeltaCom—for the year ended December 31, 2004

Consolidated Statements of Stockholders’ Equity (Deficit):

ITC^DeltaCom—for the year ended December 31, 2006

ITC^DeltaCom—for the year ended December 31, 2005

ITC^DeltaCom—for the year ended December 31, 2004

Consolidated Statements of Cash Flows:

ITC^DeltaCom—for the year ended December 31, 2006

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

Exhibit Number	Exhibit Description

2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”) and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B

Exhibit Number	Exhibit Description
Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof), as amended by Certificate of Amendment to Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof. Filed as Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005 (the “August 1, 2005 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to Current Report of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.2.1	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2.2	Amendment No. 1 to Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

4.2.3	Amendment No. 2 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 30, 2005 Form 10-Q”) and incorporated herein by reference.

4.3.1	Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.9 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

4.3.2	Amendment No. 1 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

4.4.1	Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to the August 1, 2005 Form 8-K and incorporated herein by reference.

4.4.2	Amendment No. 1 to Warrant Agreement, dated as of December 21, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.4.2 to the 2005 Form 10-K and incorporated herein by reference.

4.5	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.6	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 and incorporated herein by reference.

Exhibit Number	Exhibit Description
4.7	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

4.8	Specimen representing the 8% Series C Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.8 to the 2005 Form 10-K and incorporated herein by reference.

4.9	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.10	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

4.11	Form of Series C Common Stock Purchase Warrant. Filed as Exhibit 4.11 to the 2005 Form 10-K and incorporated herein by reference.

4.12	Form of Series D Warrant. Filed as Exhibit 4.1 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

Exhibit Number	Exhibit Description
†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

*10.3	Interconnection Agreement, dated as of November 20, 2006, by and between BellSouth Telecommunications, Inc. and DeltaCom, Inc. (North Carolina).

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 0-26771) and incorporated herein by reference.

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.7.1	Indenture, dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.7.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (File No. 0-26771), filed on November 8, 2001, and incorporated herein by reference.

10.8	Asset Purchase Agreement, dated as of August 8, 2005, by and among Quality Investment Properties Atlanta Tech Centre, L.L.C., e^Quality, L.L.C. and Quality Investment Properties—Williams Centre, L.L.C., as Purchasers, and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc., as Sellers. Filed as Exhibit 10.4 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.9.1	Note Purchase Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Note Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.1 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.9.2	Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.9.2 to the 2005 Form 10-K and incorporated herein by reference.

*10.9.3	Amendment No. 1 to Note Purchase Agreement, dated as of October 27, 2006, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the New Note Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent.

10.10.1	Second Amended and Restated Credit Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.1 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.10.2	Second Amended and Restated Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and General Electric Capital Corporation, as Collateral Agent. Filed as Exhibit 10.10.2 to the 2005 Form 10-K and incorporated herein by reference.

10.11.1	Securities Purchase Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.2 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.11.2	Amended and Restated Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and TCP Agency Services, LLC, as collateral agent. Filed as Exhibit 10.11.2 to the 2005 Form 10-K and incorporated herein by reference.

*10.11.3	Amendment No. 1 to Securities Purchase Agreement, dated as of October 27, 2006, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent.

Exhibit Number	Exhibit Description
10.12	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.13.1	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc. and the Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Series A Preferred Stockholders listed on the signature pages thereof. Filed as Exhibit 10.3 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.14.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.15	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

*10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

10.17.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.2 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.17.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.17.2 to the 2005 Form 10-K and incorporated herein by reference.

10.18.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 From 10-Q and incorporated herein by reference.

10.18.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.18.2 to the 2005 Form 10-K and incorporated herein by reference.

10.19.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.19.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.19.2 to the 2005 Form 10-K and incorporated herein by reference.

10.20	Form of Deferred Compensation Agreement between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.20 to the 2005 Form 10-K and incorporated herein by reference.

10.21.1	ITC^DeltaCom, Inc. Executive Stock Incentive Plan, as amended and restated as of December 20, 2005. Filed as Exhibit 10.21.1 to the 2005 Form 10-K and incorporated herein by reference.

10.21.2	Form of Common Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.21.2 to the 2005 Form 10-K and incorporated herein by reference.

10.21.3	Form of Series A Preferred Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.21.3 to the 2005 Form 10-K and incorporated herein by reference.

10.21.4	Form of Series B Preferred Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.21.4 to the 2005 Form 10-K and incorporated herein by reference.

10.22	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.23	Description of Non-Employee Director Compensation.

*10.24	Description of Certain Management Compensatory Plans and Arrangements.

10.25	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683), and incorporated herein by reference.

*21	Subsidiaries of ITC^DeltaCom, Inc.

*23	Consent of BDO Seidman, LLP.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ITC^DeltaCom, Inc.

Huntsville, Alabama

We have audited the accompanying consolidated balance sheets of ITC^DeltaCom, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC^DeltaCom, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 22, 2007

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,643	$69,360
Restricted cash	1,008	1,108
Accounts receivable, less allowance for doubtful accounts of $4,772 and $9,237 in 2006 and 2005, respectively	58,679	62,356
Inventory	5,340	4,766
Prepaid expenses and other	5,278	4,883

Total current assets	137,948	142,473

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $147,110 and $89,828 in 2006 and 2005, respectively (Note 5)	242,519	254,558

OTHER LONG-TERM ASSETS:
Goodwill (Note 6)	35,109	35,109
Other intangible assets, net of accumulated amortization of $10,585 and $8,046 in 2006 and 2005, respectively (Note 6)	9,887	12,320
Other long-term assets	10,119	12,298

Total other long-term assets	55,115	59,727

Total assets	$435,582	$456,758

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$31,567	$34,108
Construction	5,780	6,592
Accrued interest	9,865	2,349
Accrued compensation	4,195	5,565
Unearned revenue (Note 2)	20,622	19,128
Other accrued liabilities (Note 11)	22,624	21,840
Current portion of other long-term liabilities	—	980
Current portion of long-term debt and capital lease obligations (Note 7)	19,286	7,105

Total current liabilities	113,939	97,667

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 11)	3,173	4,675
Long-term debt and capital lease obligations (Note 7)	335,339	317,597

Total long-term liabilities	338,512	322,272

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 9):
Par value $0.01; 665,000 shares designated Series A in 2002; 201,882 and 190,286 shares issued and outstanding in 2006 and 2005, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	18,555	17,115
Par value $0.01; 1,200,000 shares designated Series B in 2003; 607,087 and 572,071 shares issued and outstanding in 2006 and 2005, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	55,615	51,358
Par value $0.01; 28,000,000 shares designated Series C in 2005; 0 shares issued in 2006 and 2005; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—

Total convertible redeemable preferred stock	74,170	68,473

COMMITMENTS AND CONTINGENCIES (Notes 1, 7 and 12)
STOCKHOLDERS’ (DEFICIT):
Common stock, par value $0.01; 350,000,000 shares authorized; 18,766,942 and 18,745,070 shares issued and outstanding in 2006 and 2005, respectively (Note 10)	187	187
Additional paid-in capital	288,025	286,506
Warrants outstanding (Note 10)	27,492	27,492
Accumulated deficit	(406,743)	(345,839)

Total stockholders’ (deficit)	(91,039)	(31,654)

Total liabilities and stockholders’ (deficit)	$435,582	$456,758

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUES:
Integrated communications services	$381,766	$414,969	$467,629
Wholesale services	81,785	85,232	96,449
Equipment sales and related services	24,089	20,200	19,549

TOTAL OPERATING REVENUES	487,640	520,401	583,627

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	244,278	268,123	290,923
Selling, operations and administration	182,873	195,496	221,922
Depreciation and amortization	59,832	53,187	87,108
Merger-related expenses (Note 3)	—	135	4,828
Asset impairment loss (Note 4)	—	13,373	203,971

Total operating expenses	486,983	530,314	808,752

OPERATING INCOME (LOSS)	657	(9,913)	(225,125)

OTHER (EXPENSE) INCOME:
Interest expense	(57,625)	(40,508)	(21,309)
Interest income	2,678	1,057	430
Debt issuance cost write-off	—	(3,948)	—
Other income (expense)	831	2,463	(1,224)

Total other expense, net	(54,116)	(40,936)	(22,103)

LOSS BEFORE INCOME TAXES	(53,459)	(50,849)	(247,228)
INCOME TAXES (Note 8)	—	—	—

NET LOSS	(53,459)	(50,849)	(247,228)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(7,445)	(6,957)	(9,345)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(60,904)	$(57,806)	$(256,573)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(3.25)	$(3.11)	$(14.72)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 10)	18,751,067	18,598,549	17,426,546

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Warrants Outstanding	Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, January 1, 2004	17,282,768	$173	$265,108	$6,892	$(31,460)	$240,713
Common stock options and units exercised	53,072	1	115			116
Deferred compensation			1,771			1,771
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 9)					(3,478)	(3,478)
Stock dividends declared and accrued on Series A and Series B preferred stock					(5,867)	(5,867)
Conversion of Series A preferred stock into common stock	1,027,578	10	17,606			17,616
Unclaimed shares from reorganization	(3,849)
Net loss					(247,228)	(247,228)

BALANCE, December 31, 2004	18,359,569	184	284,600	6,892	(288,033)	3,643
Common stock units exercised	385,501	3	(3)			—
Deferred compensation			1,909			1,909
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 9)					(1,035)	(1,035)
Stock dividends declared and accrued on Series A and Series B preferred stock					(5,922)	(5,922)
Issuance of Series C warrants (Note 10)				7,600		7,600
Issuance of Series D warrants (Note 10)				13,000		13,000
Net loss					(50,849)	(50,849)

BALANCE, December 31, 2005	18,745,070	187	286,506	27,492	(345,839)	(31,654)
Common stock units exercised	21,583					—
Deferred compensation			1,514			1,514
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 9)					(1,035)	(1,035)
Stock dividends declared and accrued on Series A and Series B preferred stock					(6,410)	(6,410)
Conversion of Series A preferred stock into common stock	289		5			5
Net loss					(53,459)	(53,459)

BALANCE, December 31, 2006	18,766,942	$187	$288,025	$27,492	$(406,743)	$(91,039)

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(53,459)	$(50,849)	$(247,228)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	59,832	53,187	87,108
Amortization of debt issuance costs and debt discount	7,928	5,195	572
Write off of debt issuance costs	—	3,948	—
Interest paid in kind	6,620	2,516	—
Bad debt expense	3,519	8,530	8,918
Net gain on sale of fixed and intangible assets	(668)	(1,870)	—
Net gain on settlement of long-term lease	—	(1,171)	—
Asset impairment loss	—	13,373	203,971
Stock based compensation	2,568	2,168	1,771
Changes in current operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable, net	271	759	(7,459)
Other current assets	(967)	(1,369)	3,787
Accounts payable	(2,561)	(3,634)	(22,528)
Accrued interest	7,516	753	78
Unearned revenue	1,493	(1,131)	(1,272)
Accrued compensation and other accrued liabilities	(3,416)	(1,956)	1,098

Total adjustments	82,135	79,298	276,044

Net cash provided by operating activities	28,676	28,449	28,816

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,068)	(29,427)	(48,321)
Change in accounts payable-construction	(812)	1,102	(1,188)
Change in restricted cash, net	99	142	790
Proceeds from the sale of e^deltacom data center assets	—	25,859	—
Proceeds from sale of fixed and intangible assets	1,576	1,054	—
Payments for accrued restructuring and merger costs (Notes 3 and 11)	(1,406)	(4,880)	(10,781)
Other	(302)	(273)	(1,356)

Net cash used in investing activities	(46,913)	(6,423)	(60,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt and capital lease obligations	(3,419)	(211,031)	(16,576)
Proceeds from issuance of Series B preferred stock and common stock warrants, net of issuance costs	—	—	15,000
Proceeds from issuance of secured loans and stock warrants, net of issuance costs and other long-term debt restructuring costs	19,939	241,766	—
Proceeds from exercise of common stock options	—	—	116

Net cash (used in) provided by financing activities	16,520	30,735	(1,460)

CHANGE IN CASH AND CASH EQUIVALENTS	(1,717)	52,761	(33,500)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	69,360	16,599	50,099

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,643	$69,360	$16,599

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$35,561	$32,044	$21,231
NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$7,445	$6,957	$9,345
Equipment purchased through capital leases	$95	$—	$—
Stock based compensation	$2,568	$2,168	$1,771

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

Liquidity

Prior to 2006 the Company incurred operating losses, although the Company generally has experienced positive cash flow from operations. The Company has an accumulated deficit of $406.7 million as of December 31, 2006, which has accumulated since the consummation of its reorganization on October 29, 2002 under Chapter 11 of the United States Bankruptcy Code. In the second half of the year ended December 31, 2004, in response to adverse operating trends, the Company took action to limit capital expenditures, reduce the size of its workforce, and implement other measures to manage cash resources. As a result of these initiatives, and transactions completed in the year ended December 31, 2005, the Company achieved significant improvements in its liquidity position as of December 31, 2005, which it has maintained through December 31, 2006.

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

The Company also issued $50.8 million principal amount of third lien, senior secured notes due 2009 (the “third lien notes”). Of this amount, the Company issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders had extended in connection with the March 2005 restructuring. In connection with the issuance of the third lien notes, the Company issued 9,000,000 warrants (the “Series D warrants”) to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase shares of a new issue of the Company’s 8% Series C Convertible Redeemable Preferred Stock (the “Series C preferred stock”) or shares of common stock. Each share of Series C preferred stock will be convertible into .4445 of one share of the Company’s common stock (subject to antidilution adjustments). See Notes 9 and 10 for terms of the Series D warrants and the Series C preferred stock.

The Company also entered into an amendment to its junior (second lien) credit agreement that extended the maturity date of the $55.7 million of loans thereunder from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the rate at which interest accrues on such loans.

On October 31, 2006, the Company negotiated modifications to an unsecured vendor note in an original principal amount of $7.1 million which the Company had assumed in connection with its acquisition of BTI in 2003. As part of the March 2005 restructuring, the Company had obtained an extension of the original maturity date of the note from April 30, 2006 to October 31, 2006. The modifications provided for payment of $2.27 million of principal on October 31, 2006, $2.4 million of principal plus interest payments over 36 monthly installments beginning November 1, 2006, and $2.4 million principal on October 1, 2009, with interest payable monthly, and increased the rate at which interest accrues on the note.

On November 10, 2006, the Company placed with institutional investors $21 million principal amount of additional first lien notes with the same payment terms and the same July 26, 2009 maturity date as the first lien notes issued in connection with the July 2005 refinancing.

In accordance with its strategy to sell on a selected basis assets that are not integral to its network operations, on September 1, 2005, the Company sold its e^deltacom data center facility located in Suwanee, Georgia and substantially all of the assets related to the e^deltacom business for a sale price of approximately $25.8 million. The e^deltacom business provided managed colocation, hosting, security data storage, monitoring and networking services and hardware solutions. This transaction resulted in net cash proceeds of $25.9 million after working capital adjustments and costs and expenses associated with the sale. The Company recognized a net gain on sale of the assets of $3.2 million, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations for the year ended December 31, 2005. During the year ended December 31, 2006 the Company sold surplus property and equipment totaling $1.6 million for which the Company recognized a net gain on the sale of the assets of $668,000, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations for the year ended December 31, 2006.

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

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made in the presentation of the financial statements for the years ended December 31, 2005 and 2004, to conform with the presentation of the financial statements for the year ended December 31, 2006.

2.    Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, inventory valuation, recoverability of long-lived assets, useful lives of long-lived assets, accruals for estimated liabilities that are probable and estimatable, expected results of disputed vendor charges for cost of services, restructuring liabilities, valuation allowances associated with deferred tax assets, and anticipated results of litigation and claims. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity date of three months or less to be cash equivalents. The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. The classification of restricted cash on the consolidated balance sheet as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that it believes to be uncollectible. The Company also records an additional allowance based on certain percentages of its aged receivables, which are determined based on its experience and assessment of the general financial conditions affecting its customer base. The reduction in the Company’s allowance for doubtful accounts and in its outstanding accounts receivable as well as its days sales outstanding at December 31, 2006 was primarily attributable to strict enforcement of its credit policy combined with the termination of its product offering to residential customers in November 2005. If the Company’s actual collections experience changes, revisions to its allowance may be required. The Company has a large number of customers with individually small amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any such customer or other matters affecting the collectibility of amounts due from such customers would not have a material effect on the Company’s results of operations in the period in which such changes or events occur. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers.

Inventory

Inventory consists primarily of customer premise equipment held for resale and is valued at the lower of cost or market, using the first-in, first-out method.

Long-Lived Assets

In accordance with provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company conducts reviews of its long-lived assets (property and equipment and finite-lived intangible assets), in conjunction with its current business plans and operating trends at least annually for possible impairment of those assets, and further conducts such reviews for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. The Company’s impairment review is based on cash flow analysis at the lowest level for which identifiable cash flows exist. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. Assets to be disposed of are reported at the lower of the asset’s carrying amount or fair value, less the cost to sell.

Substantially all property, plant and equipment was revalued to estimated fair value, which became the Company’s new cost basis, as of October 29, 2002, the effective date of the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, depreciable lives of some assets were changed.

Property, Plant and Equipment

Property, plant and equipment are stated at the Company’s cost basis which is for assets acquired prior to October 29, 2002, estimated market value in accordance with “fresh start reporting”, at cost for assets acquired subsequent thereto, and reduced for impairments recognized in prior years. Depreciation begins when property, plant and equipment are placed in service. The cost to maintain, repair and replace minor items of property, plant and equipment is charged to selling, operations and administration expense as the cost is incurred. Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated useful lives:

Years
Buildings and towers	33 to 40
Fiber optic network	12 to 20
Furniture, fixtures and office equipment	5 to 10
Transmission equipment, electronics and other	2 to 10
Vehicles	3 to 5
Computer hardware and software	3 to 5

The Company capitalizes costs associated with the design, deployment and expansion of its network and operating support systems, including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs include personnel costs directly associated with development, enhancement and implementation of software. Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets’ estimated useful lives. No interest was capitalized for any of the three years in the period ended December 31, 2006.

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

Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are not amortized, but are subject to at least an annual assessment for impairment. See Note 6 for information regarding the Company’s intangible assets.

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

Unbilled Revenue

The Company records revenue for long distance services provided, but not yet billed, to customers. Approximately $4.0 million and $5.3 million in unbilled revenue is included in accounts receivable in the accompanying consolidated balance sheets at December 31, 2006 and 2005, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against deferred tax assets, as the Company is unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

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

The Company generates nonrecurring revenues from the sale of telephone systems, other equipment, and services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. The Company estimates the fair value of the separate elements and recognizes revenues for a delivered element only when the remaining elements in the arrangement are delivered. These nonrecurring revenues as a percentage of total revenues were approximately 5% in the year ended December 31, 2006, 4% in the year ended December 31, 2005, and 3% in the year ended December 31, 2004.

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

On behalf of other telecommunications carriers that are the Company’s customers, the Company procures certain telecommunications services from major interexchange carriers. The Company also administers for these customers the contracts to which these telecommunications services are subject. The Company recognizes revenue equal to the net margin it earns under these arrangements as the third-party carriers provide services. For these services, the Company recorded revenues of $457,000, $682,000, and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company sells broadband transport capacity on facilities owned by utilities under marketing and management agreements with the utilities to its customers. As compensation for these services, the Company receives a percentage of the gross revenue generated by the traffic of these customers on the facilities of the utilities. Revenue equal to this margin is recognized as services are provided. For these services, the Company recorded revenues of $3.5 million, $3.9 million, and $5.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Advertising Costs

The Company charges the costs of advertising to expense as incurred. Advertising expense for 2006, 2005 and 2004 was $1.3 million, $1.6 million and $2.8 million, respectively.

Fair Value of Financial Instruments

The following methods and assumptions were used to determine classification and fair values of financial instruments:

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable

Cash equivalents generally consist of funds invested in highly liquid instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value. The carrying value of accounts receivable net of the allowance for doubtful accounts and the carrying value of accounts payable approximated their fair value as of December 31, 2006 and 2005.

Borrowings

The Company’s long-term obligations are not traded in an organized public market. The fair values of its first lien, senior secured notes, its second lien secured credit facility and its third lien, senior secured notes are assumed to approximate their carrying values at December 31, 2006 and 2005 as they are secured by underlying assets. The Company believes the fair values of the 10 1/2% senior unsecured notes due September 2007 and the 10% unsecured note included within Long-Term Debt approximate their carrying values at December 31, 2006 and 2005.

Earnings (Loss) per Share

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

Prior to the adoption of SFAS No. 123R, the Company accounted for awards under its stock incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prior to the adoption of SFAS No. 123R, the Company provided pro forma net (loss) and pro forma net (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS No. 123 had been applied (Note 10).

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Non-Monetary Assets,” December 2004, which was effective for the Company as of January 1, 2006. Under SFAS No. 153, the Company will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 did not have a material effect on the Company’s consolidated results of operations or financial condition.

The FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and SFAS No. 3, June 2005, which was effective for the Company as of January 1, 2006. SFAS No. 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in the statement of operations. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS No. 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. FIN 48 is effective for fiscal years beginning after December 15, 2006 and must be applied to all open tax positions upon initial adoption. Additionally, FIN No. 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48 is required to be reported as an adjustment to tax liabilities and to the opening balance of retained earnings in the year adopted. The adoption of FIN No. 48 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and excise taxes. The Task Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records all such taxes billed to its customers, including USF contributions, sales, use and excise taxes on a net basis in its consolidated statements of operations. The Company will adopt EITF No. 06-3 effective January 1, 2007.

In September 2006, the Securities and Exchange Commission issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach, referred to as a “dual approach,” in assessing materiality and provides for a one-time cumulative effect transition adjustment. The Company adopted SAB No. 108 for the year ended December 31, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007 and interim periods within that fiscal year. The Company has not determined the effect that adoption of SFAS No. 157 will have upon its financial statements, which is not reasonably estimable at this time.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”). A “registration payment arrangement” is defined as an arrangement that specifies that the issuer will endeavor to file a registration statement for the resale of specified financial instruments and/or for the resale of equity shares that are issuable upon exercise or conversion of specified financial instruments and for that registration statement to be declared effective by the Securities and Exchange Commission. The arrangement requires the issuer to transfer consideration to the counterparty if the registration statement for the resale of the financial instrument or instruments subject to the arrangement is not declared effective or if effectiveness of the registration statement is not maintained. FSP EITF 00-19-2 specifies that if the transfer of consideration under a registration payment arrangement is probable and can be reasonably estimated at inception, the contingent liability under the registration payment arrangement must be included in the allocation of proceeds from the related financing transaction using the measurement guidance in SFAS No. 5. FSP EITF 00-19-2 also requires certain disclosures about the terms of each registration payment arrangement, even if the likelihood of the issuer having to make any payments under the arrangement is remote. FSP EITF 00-19-2 is effective immediately for registration payment arrangements entered into after December 21, 2006 and for fiscal years beginning after December 31, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance of FSP EITF 00-19-2. The Company adopted FSP EITF 00-19-2 for the year ended December 31, 2006. The adoption of FSP EITF 00-19-2 did not have a material effect on the Company’s results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to elect to measure many financial instruments and certain other items at fair value, including recognized financial assets and financial liabilities except certain items excluded by the statement, and provides that the fair value option may be applied instrument by instrument, is irrevocable and must be applied to an instrument in its entirety. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings subsequent to such election. The statement is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect that adoption of SFAS No. 159 will have upon its financial statements, which is not reasonably estimable at this time.

3.    Mergers and Acquisitions

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

4.    Asset Impairment

The Company at least annually, or as events or circumstances change that could affect the recoverability of the carrying value of its property, plant and equipment, conducts a comprehensive review of the carrying value of its property and equipment to determine if the carrying amount of the assets are recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Historically, for purposes of its impairment review, the Company determined its retail group and its wholesale group as two separate asset groups with identifiable cash flows. Its retail group consists of those assets and liabilities associated with servicing the Company’s retail customer base, and its wholesale group consists of those assets and liabilities associated with servicing the Company’s wholesale customer base.

In October 2005, property, plant and equipment were reviewed for impairment in view of the Company’s projected future operating results to evaluate whether changes in circumstances indicated that the carrying amount of its assets might not be recoverable. For its asset groups, the Company determined that the sum of the expected future cash flows was greater than the carrying amount of the long-lived asset groups, and therefore that the asset groups were not impaired, except for certain central office switching assets within its retail group that were identified with a carrying amount greater than their expected future cash flows. Consequently, the Company recognized an impairment loss to property, plant and equipment of $7.2 million in the three months ended December 31, 2005 included in the accompanying consolidated statements of operations for the year ended December 31, 2005.

In December 2004, the Company considered the following factors as evidencing the necessity of an impairment review: underperformance of the Company’s assets relative to expected historical and projected future operating results; significant negative industry trends; a significant decline in the Company’s common stock price for a sustained period; and the Company’s market capitalization relative to net book value. The Company determined that the sum of the expected future cash flows was less than the carrying amount of the retail long-lived asset group (including intangibles) and recognized in the three months ended December 31, 2004, included in the accompanying consolidated statements of operations for the year ended December 31, 2004, an impairment loss of $199.9 million to its property, plant and equipment and an impairment loss of $4.0 million to its amortizable intangible customer base asset, which was equal to the excess of the carrying amount of the assets over their fair value in accordance with SFAS No. 144. The Company also performed an impairment review of its non-amortizable intangible assets, goodwill and trade name associated with its retail unit. After recognizing the impairment loss to property, plant, equipment and amortizable customer base intangible assets in accordance with SFAS No. 144, the Company determined, in accordance with SFAS No. 142, that the fair value of its retail unit exceeded its carrying value, and therefore goodwill was considered not impaired. For its wholesale asset group, the Company determined that the sum of the expected future cash flows was greater than the carrying amount of the long-lived asset group, and therefore its wholesale group long-lived assets (property, plant and equipment and amortizable intangible customer base assets) were considered not impaired.

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

The Company had identified its trade names as indefinite-life intangibles. In the three months ended September 30, 2005, the Company discontinued use of its BTI trade name and recognized an impairment loss of $600,000, which was the amount by which the asset’s book value exceeded its fair value. In the three months ended December 31, 2005, the Company determined to discontinue future use of its ITC^DeltaCom trade name as soon as the new trade name could be determined, and recognized an impairment loss of $5.6 million, which was the amount by which the asset’s book value exceeded its fair value.

The Company concluded that its long-lived assets associated with its two separate asset groups were not impaired as of December 31, 2006. Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. Management will continue to assess the Company’s assets for impairment as events occur or as industry conditions warrant.

5.    Property, Plant and Equipment

Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005
Land	$2,505	$2,536
Buildings and towers	29,694	30,614
Furniture, fixtures and office equipment	24,300	15,451
Vehicles	737	641
Fiber optic network	84,354	83,215
Transmission equipment and electronics	246,760	208,795

	388,350	341,252
Less accumulated depreciation	(147,110)	(89,828)

	241,240	251,424
Assets under construction	1,279	3,134

Property, plant and equipment, net	$242,519	$254,558

In accordance with SFAS No. 144, in the three months and year ended December 31, 2005, the Company recognized an impairment loss of $7.2 million to property, plant and equipment, and in the three months and year ended December 31, 2004, the Company recognized an impairment loss of $199.9 million to property, plant and equipment (Note 4). The Company did not incur an asset impairment loss for the year ended December 31, 2006. The cost and accumulated depreciation of property, plant and equipment has been reduced for impairments recognized in prior years. Depreciation expense was $57.3 million, $50.6 million, and $83.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

6.    Intangible Assets

Intangible assets and the related accumulated amortization as of December 31, 2006 and 2005 were as follows (in thousands):

	December 31,
	2006	2005
Goodwill	$35,109	$35,109

Other intangible assets:
Customer base	$20,316	$20,316
Trade name	156	50

	20,472	20,366
Less accumulated amortization	(10,585)	(8,046)

Intangible assets, net	$9,887	$12,320

The book value of goodwill was $35.1 million at December 31, 2006 and December 31, 2005. Goodwill is related to the acquisition of BTI in 2003.

The Company had identified its trade names as indefinite-life intangibles. The book value of this indefinite-life intangible was $6.2 million at December 31, 2004. In accordance with SFAS No. 142, in the year ended December 31, 2005, the Company recognized an impairment loss of $6.2 million to its trade names (Note 4). In accordance with SFAS No. 144, for the three months and the year ended December 31, 2004, the Company recognized an impairment loss of $4.0 million to its retail unit customer base asset (Note 4). Amortization expense was $2.5 million, $2.5 million, and $3.5 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense is estimated to be $2.5 million annually for the years ending December 31, 2007 through December 31, 2009 and $2.2 million for the year ending December 31, 2010.

The Company did not incur an asset impairment loss for the year ended December 31, 2006.

7.    Long-term Obligations and Capital Lease Obligations

Long-Term Debt

Long-term obligations and capital lease obligations at December 31, 2006 and 2005 consisted of the following (in thousands):

	December 31,
	2006	2005
First lien, senior secured notes due July 2009	$233,999	$209,535
Second lien secured credit facility due August 2009	56,326	55,900
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $4,658	17,661	14,849
Third lien, senior secured notes due September 2009, net of unamortized discount of $8,855	23,353	18,788
10 1/2% senior unsecured notes due September 2007	18,525	18,525
8 3/4% unsecured note due October 2006	—	7,072
10% unsecured notes, $2,400 due in 36 monthly installments beginning November 2006 and $2,400 due October 2009	4,685	—
Capital lease obligations at varying interest rates, maturing through July 2009	76	33

Total	354,625	324,702
Less current maturities	(19,286)	(7,105)

Total	$335,339	$317,597

Maturities of long-term debt at December 31, 2006 were as follows:

2007	$19,286
2008	841
2009	334,498

Total	$354,625

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

On November 10, 2006, the Company placed with institutional investors $21 million principal amount of additional first lien notes with the same payment terms and the same July 26, 2009 maturity date as the first lien notes we issued in connection with the July 2005 refinancing. The Company paid the holders of the outstanding first lien notes a fee of $611,000 for consenting to amendments to the first lien note agreement made in connection with the sale of the additional notes. The amendments modified some of the financial and operating covenants in the agreement to reflect changes required by the issuance of the additional first lien notes, concurrent modifications to the unsecured vendor note described below, and operating requirements that include the additional capital expenditures the Company will make with the new note proceeds. The modifications affected the maximum capital expenditures covenant, the senior debt ratio covenant, the total leverage ratio covenant and the interest coverage ratio covenant. The amendments also expanded the minimum consolidated EBITDA covenant, under which, as modified, the Company will be required to maintain consolidated EBITDA (as defined for purposes of the agreement), as measured by the cumulative sum of consolidated EBITDA for the preceding 12 months, of at least $60 million at December 31, 2006, $66.7 million at June 30, 2007, $70 million at December 31, 2007 and $77 million at June 30, 2008. The related covenants under our second lien secured credit facility and our third lien, senior secured notes have also been amended to reflect these modifications.

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

In connection with the issuance of the third lien notes, the Company issued 9,000,000 Series D warrants to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant will entitle the holder to purchase one share of a new issue of the Company’s Series C preferred stock and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date of July 26, 2005 through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock will be convertible into .4445 of one share of the Company’s common stock (subject to antidilution adjustments). Each Series D warrant also will permit the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the warrant exercise date (Note 10). As described in Note 10, the Company determined the value associated with the Series D warrants to be $13.0 million as of July 26, 2005, and is amortizing the resulting debt discount to interest cost using the interest method. Interest cost for the years ended December 31, 2006 and 2005 included $2.9 million and $1.2 million, respectively, of amortized debt discount.

Subordinated Secured Loan Facility

In the March 2005 restructuring, ITC^DeltaCom and its subsidiaries entered into a subordinated secured loan agreement with the Welsh Carson securityholders. On the restructuring date, the Company drew down the full $20 million of borrowings available under this facility. In connection with this loan, the Company issued the lenders Series C warrants to purchase 6,600,000 shares of common stock (Note 10). The resulting $7.6 million debt discount is being amortized to interest cost using the interest method. Interest cost for the years ended December 31, 2006 and 2005 included $1.7 million and $1.3 million, respectively, of amortized debt discount.

Senior Secured Credit Facility

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

Lease Obligations

The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under non-cancelable operating leases with original or remaining periods in excess of one year and maturities of capitalized lease obligations as of December 31, 2006 were as follows (in thousands):

	Operating Leases	Capital Leases
2007	$14,234	$85
2008	9,168	—
2009	7,492	—
2010	4,931	—
2011	2,814
Thereafter	8,623	—

	$47,262	85
Less amounts representing interest		(9)

Present value of net minimum lease payments		76
Less current portion		(27)

Obligations under capital leases, net of current portion		$49

As part of the March 2005 restructuring, the Company converted into loans under its senior secured credit facility the $22.0 million of obligations outstanding under its principal capital lease facilities at the restructuring date.

Rent expense charged to operations for the years ended December 31, 2006, 2005 and 2004 was $19.7 million, $17.9 million, and $20.8 million, respectively.

The Company’s assets under capital lease, vehicles, had a gross book value of $95,000 at December 31, 2006. Accumulated depreciation on these capitalized assets was $12,000 at December 31, 2006.

Other Long-Term Liabilities

In connection with its acquisition of BTI in 2003, the Company assumed $18.5 million principal amount of unsecured senior notes that accrue interest, payable semi-annually, at an annual rate of 10.5%. The senior notes were originally issued by BTI in September 1997. In 2001, the notes were amended to remove substantially all financial and administrative covenants. The notes are due in full September 2007.

In connection with its acquisition of BTI in 2003, the Company assumed an unsecured vendor note in an original principal amount of $7.1 million. Before the March 2005 restructuring, the note was payable on demand on or after April 30, 2006. As part of the March 2005 restructuring, the Company obtained an extension of the maturity date of the note to October 31, 2006. On October 31, 2006, the holder of the note agreed to payment modifications that provided for payment of $2.27 million of principal on October 31, 2006, $2.4 million of principal plus interest payments over 36 monthly installments beginning November 1, 2006, and $2.4 million principal on October 1, 2009, with interest payable monthly. Interest on the note, which had accrued at an annual rate of 8 3/4%, was modified to accrue at an annual rate of 10% on principal balances outstanding after October 31, 2006.

In connection with its acquisition of BTI in 2003, the Company assumed certain accrued restructuring fees that are long-term in nature (Note 11).

8.    Income Taxes

Details of the income tax (benefit) expense for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred:
Federal	(9,474)	(21,561)	(86,540)
State	(1,112)	(2,529)	(10,181)
Increase in valuation allowance	10,586	24,090	96,721

Total deferred	—	—	—

Total (benefit) expense	$—	$—	$—

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$310,889	$283,590
Property impairment	80,249	80,249
Accounts receivable reserve	1,165	2,802
Other	10,135	8,110

	402,438	374,751

Deferred tax liabilities:
Property	(97,409)	(81,429)
Other	(6,434)	(5,313)

	(103,843)	(86,742)

Net deferred tax assets	298,595	288,009
Valuation allowance	(298,595)	(288,009)

Net deferred tax liabilities	$—	$—

At December 31, 2006, the Company had net operating loss carry forwards of approximately $818 million. At December 31, 2005, the Company had net operating loss carry forwards of approximately $746 million, including net operating loss carry forwards of approximately $213 million incurred by BTI prior to the date of its acquisition by the Company. These acquired net operating losses created additional deferred tax assets of $77 million, which are included in the foregoing table. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total change in the year ended December 31, 2006 in the valuation allowance was $10.6 million. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit an entity’s ability to utilize net operating loss carry forwards in the case of certain events, including significant changes in ownership interests. During the year ended December 31, 2002, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize pre-ownership change losses totaling approximately $152 million and pre-merger losses of BTI totaling approximately $213 million against future taxable income will be limited. The loss carry forwards expire in the years ending December 31, 2019 through December 31, 2026. A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(4)
Permanent differences	2	3	1
Increase in valuation allowance	36	35	37

Effective income tax rate	0%	0%	0%

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

On October 6, 2003, in connection with its acquisition of BTI, the Company issued to some of the Welsh Carson securityholders a total of 350,000 shares of the Series B preferred stock for a total purchase price of $35 million. As of October 6, 2003, the Series B preferred stock was convertible into a total of approximately 3,888,889 shares of the Company’s common stock at a conversion price of $9.00 per share of common stock. On November 11, 2004, the Company exercised its right under the BTI merger agreement to require the Welsh Carson securityholders to purchase 150,000 additional shares of the Series B preferred stock for an aggregate purchase price of $15 million. It was a condition to the obligation of the Welsh Carson securityholders to purchase these shares that the Company have unrestricted cash of less than $20 million.

As of October 29, 2005, for the Series A preferred stock, and October 6, 2006, for the Series B preferred stock, ITC^DeltaCom has the right, at its option, to redeem for cash the shares of the applicable series of preferred stock, in whole or in part (with a minimum aggregate redemption price of $5 million for the Series B preferred stock), at any time and from time to time. The redemption price per share of preferred stock in any such optional redemption will be equal to the liquidation preference of $100 per share plus the amount of any accrued and unpaid dividends. The Company has no plans to redeem any of the Series A preferred stock or Series B preferred stock during the year ending December 31, 2007. On October 29, 2012, ITC^DeltaCom will be required to redeem for cash all outstanding shares of the Series A preferred stock and the Series B preferred stock. The redemption price per share of preferred stock in this mandatory redemption will be equal to the liquidation preference of $100 per share plus the amount of any accrued and unpaid dividends.

Dividends accrue on the Series A preferred stock and the Series B preferred stock at an annual rate of 8%. Under its certificate of incorporation, the Company has the option, instead of paying cash dividends on either series of preferred stock, to pay dividends on such series in additional shares of that series. Since its initial issuance of the Series A preferred stock on October 29, 2002 and initial issuance of the Series B preferred stock on October 6, 2003, the Company paid all accrued dividends on the Series A and Series B preferred stock solely in the form of payment-in-kind dividends until June 30, 2006. Solely for purposes of calculating the dividend amount, each share of preferred stock issued as a payment-in-kind dividend is valued at its liquidation preference of $100. In addition, the Company is accreting through the redemption date of each series of preferred stock discount arising when shares of such series are issued.

Effective for the quarterly dividend period ended September 30, 2006, the Company suspended indefinitely the quarterly payment of dividends on its Series A preferred stock and Series B preferred stock to comply with provisions of the Delaware General Corporation Law that condition payment of dividends on compliance with specified financial tests. Under the Delaware General Corporation Law, the Company may pay dividends on its capital stock only (1) out of its “surplus” or (2) if the Company has no “surplus,” from its net profits for the fiscal year in which the dividends are declared or from its net profits for the preceding fiscal year. Its “surplus” is an amount equal to the present fair value of its total assets, minus the present fair value of its total liabilities, minus its capital (which equals the aggregate par value of all of the outstanding shares of its common and preferred stock). The Company had a negative “surplus” as of September 30, 2006, as that term is defined under Delaware General Corporation Law, and did not generate net profits in the year ended December 31, 2006. Accordingly, the Company did not pay dividends on the outstanding shares of the Series A or Series B preferred stock for the quarterly dividend periods ended September 30, 2006 and December 31, 2006. The total cumulative amount of such dividends, which would have been payable on January 1, 2007, would have been $816,000 on the Series A preferred stock and $2.4 million on the Series B preferred stock. For so long as the preferred stock remains outstanding, these unpaid amounts will accrue dividends until paid.

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

10.    Other Equity Interests

Common Stock

The Company amended its certificate of incorporation in December 2003 to increase the number of its authorized shares of common stock from 250,000,000 shares to 350,000,000 shares. There were 18,766,942 shares of common stock issued and outstanding at December 31, 2006.

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

Equity Grants

In February 2005, as an inducement material to their entering into employment with the Company, the Company agreed to grant to three newly hired officers a total of 7.25% of each class or series of the Company’s equity securities, calculated on a fully diluted basis, outstanding immediately after completion of the restructuring of the Company’s capital structure. The restructuring was implemented through the March 2005 restructuring and the July 2005 refinancing. The equity securities subject to the grants consisted of units for the Company’s common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 and, in addition, the Series D warrants as of July 26, 2005. Of each class of securities, 60% of the securities vest ratably over three years on each anniversary of the officer’s initial employment date and 40% of the securities are subject to vesting based on future achievement of performance objectives. Stock-based compensation expense equal to the $4.4 million fair market value of the units for the common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 is being recognized for 60% of each class of securities over the three-year vesting period beginning in the three months ended March 31, 2005, and for 40% of each class of securities based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of up to three years under the agreements. The fair market value of the equity securities to be issued as a result of the March 29, 2005 restructuring was determined based on the number of shares of common stock subject to the grants, in the case of the common stock to be issued, and on an as-if-converted into common stock basis based on the conversion price of the preferred stock, in the case of each series of preferred stock to be issued. The fair market value of the common stock was determined based on the trading price of the Company’s common stock as quoted on the Nasdaq National Market on March 29, 2005, which was the date of consummation of the March 2005 restructuring. Stock-based compensation expense equal to the $1.1 million fair market value of the Series D warrants as of July 26, 2005 is being recognized for 60% of the Series D warrants over the three-year vesting period, and for 40% of the Series D warrants based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of up to three years under the agreements. Based upon its estimate of expected performance results adjusted for actual results in the years ended December 31, 2005 and 2006 and projected future performance results, the Company did not recognize any stock-based compensation expense in the years ended December 31, 2005 and 2006 in connection with the performance-based awards, because achievement of the performance objectives was not considered probable. In determining the value associated with the Series D warrants issued as a result of the July 2005 refinancing, the Company assessed the value attributable to (a) the fixed income component of the Series C preferred stock by determining the present value of the future cash-flow stream attributable to the Series C preferred stock and (b) the call option on the Company’s common stock inherent in the conversion right based on a Black-Scholes valuation model.

ITC^DeltaCom, Inc. Stock Incentive Plans

The Company has two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”), which the board of directors adopted effective on October 29, 2002, and the ITC^DeltaCom, Inc. Executive Stock Incentive Plan, which the board of directors adopted on May 10, 2005. No additional awards may be made under the Executive Stock Incentive Plan. The compensation committee of the board of directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. The Company may issue up to 3,005,334 shares of common stock, of which no more than 1,216,667 shares may be issued upon the exercise of incentive stock options. In any fiscal year, no participant may be awarded options or restricted stock and stock units for more than 333,334 shares or stock appreciation rights for more than 166,667 shares. At December 31, 2006, 663,398 shares remained available for grant under the Stock Incentive Plan. Option vesting schedules generally range from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period.

The option price for any option may not be less than 100% of the fair market value of the stock covered by the option on the date of grant, except that, in the case of an incentive stock option, the option price may not be less than 110% of such fair market value if the optionee is the beneficial owner of 10% or more of the Company’s voting capital stock.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring the recognition of expense related to the fair value of its stock-based compensation awards. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25 and related Interpretations, and provided the required pro-forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosures.” In accordance with APB 25, no compensation cost was required to be recognized for awards that had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Restricted Stock Units

Restricted stock units were granted to the recipients at no cost. The fair value of restricted stock units awarded was calculated using the closing value of the common stock on the grant date and is being amortized over the restriction lapse periods of the awards. As of December 31, 2006, the total compensation cost related to nonvested restricted stock units not yet recognized was $2.6 million, and the weighted average period over which this cost will be recognized is 2.3 years. Restrictions on transfer lapse over one to four year periods. The table below summarizes activity in restricted stock units for 2006, 2005 and 2004.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2003	208,734	$11.89
Restricted stock units granted	50,005	$20.28
Lapse of restrictions	(55,114)	$11.32
Forfeited	(71,586)	$13.53

Nonvested as of December 31, 2004	132,039	$14.42
Restricted stock units granted	347,675	$1.74
Lapse of restrictions	(30,135)	$13.14
Forfeited	(32,649)	$12.11

Nonvested as of December 31, 2005	416,930	$4.35
Restricted stock units granted	772,500	$2.03
Lapse of restrictions	(126,435)	$5.67
Forfeited	(28,114)	$1.93

Nonvested as of December 31, 2006	1,034,881	$2.49

Stock Options

Valuation Assumptions

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

The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

Assumptions	2005	2004
Risk-free interest rate	3.85%	3.36%
Expected dividend yield	0.00%	0.00%
Expected lives	5 years	5 years
Expected volatility	140.00%	110.00%

There were no stock option awards granted under the Stock Incentive Plan during the year ended December 31, 2006.

The table below summarizes stock option activity for 2006, 2005 and 2004:

	Shares	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2003	1,026,652	$14.27
Granted	69,417	$17.46
Exercised	(14,072)	$8.29
Forfeited	(147,605)	$14.87

Outstanding at December 31, 2004	934,392	$14.45
Granted	104,336	$1.68
Exercised	—	—
Forfeited	(332,070)	$14.67

Outstanding at December 31, 2005	706,658	$12.70
Granted	—
Exercised	—
Forfeited	(49,006)	$15.89

Outstanding at December 31, 2006	657,652	$12.43

The table below sets forth for stock options, the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date at December 31, 2006:

Range of Exercise Prices	Outstanding as of Dec. 31, 2006	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of Dec. 31, 2006	Weighted Average Exercise Price
$1.68	104,336	8.4	$1.68	26,082	$1.68
$5.46-$7.80	168,336	5.9	$7.66	168,336	$7.66
$11.10-$13.86	54,960	7.0	$12.21	54,835	$12.21
$15.84-$21.27	330,020	6.0	$18.31	330,020	$18.31

The weighted-average fair value of options granted under the Stock Incentive Plan during the years ended December 31, 2005 and 2004 was $1.50 and $12.11, per share, respectively. At December 31, 2006, options to purchase 579,273 shares of the Company’s common stock with a weighted average exercise price of $13.89 per share were exercisable by employees of the Company.

The Company recognized stock-based compensation in the total amount of $2.6 million for the year ended December 31, 2006, including compensation related to existing stock option awards, restricted stock units, and to equity securities granted to three officers in the year ended December 31, 2005. The Company recognized stock-based compensation expense in the amount of $2.2 million and $1.8 million for the years ended December 31, 2005 and 2004, respectively, related to restricted stock units and to equity securities granted to three officers in the year ended December 31, 2005.

Prior to Adoption of SFAS 123R

Prior to January 1, 2006, the Company accounted for awards under the stock incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prior to the adoption of SFAS No. 123R, the Company provided pro forma net (loss) and pro forma net (loss) per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS No. 123 had been applied.

The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value method to account for stock stock-based awards to employees for the years ended December 31, 2005 and 2004:

	2005	2004
Net loss (in thousands)
As reported	$(57,806)	$(256,573)
Add: total stock based employee compensation expense included in net loss, as reported	2,168	1,771
Less: total stock based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(3,084)	(3,220)

Net loss, pro forma	$(58,722)	$(258,022)

Basic and diluted net loss per share
As reported	$(3.11)	$(14.72)
Pro forma	$(3.16)	$(14.81)

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

11.    Restructuring

In December 2003, in connection with its acquisition of BTI, the Company recorded restructuring charges and assumed accrued restructuring liabilities incurred by BTI prior to the acquisition for employee severance and related costs and office lease termination costs totaling approximately $18.6 million. In the year ended December 31, 2004, the Company recorded additional restructuring charges of $436,000 which are included in merger-related expenses, and accrued additional lease termination costs of approximately $2.5 million which were included in the adjustment of the original BTI purchase price allocation.

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

In December 2005, the Company implemented a plan to close certain financial and network service functions in its former headquarters location in West Point, Georgia and to relocate those business activities to its other locations in Huntsville and Anniston, Alabama. Approximately 65 employee positions were relocated pursuant to the plan. The plan was adopted for the purpose of reorganizing the affected functions to enhance the focus of the Company’s operations. In connection with the plan, the Company paid and recognized as components of selling, operations and administrative expense $501,000 and $111,000 of termination benefits for severance, retention and relocation in the years ended December 31, 2006 and 2005, respectively.

The following table reflects activity associated with accrued restructuring charges from January 1, 2006 through December 31, 2006, which are recorded in accrued liabilities (in thousands):

	Balance at December 31, 2005	Accruals	Payments	Balance at December 31, 2006
Restructuring charges:
Employee severance	$109	$501	$(587)	$23
Office space leases	5,733	—	(1,406)	4,327

Total	$5,842	$501	$(1,993)	$4,350

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the table below.

	Balance at December 31, 2005	Balance at December 31, 2006
Other accrued liabilities	$1,348	$1,294
Long-term restructuring liabilities	4,494	3,056

Total	$5,842	$4,350

12.    Commitments and Contingencies

Purchase Commitments

At December 31, 2006, the Company had entered into agreements with vendors to purchase approximately $6.0 million of equipment and services during the year ending December 31, 2007 related to the improvement and installation of switches, other network equipment and certain services.

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

Proceedings Affecting Rights-of-Way. To maintain its fiber optic network, the Company has obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. The Company may not be able to continue to use or have access to all of its existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of the Company’s significant licenses to use the rights-of-way of others, including its licenses to use the rights-of-way of Mississippi Power Company and Gulf Power Company. Proceedings that remain pending affect approximately 300 route miles of the Company’s network as of December 31, 2006. Similar proceedings involving the rights-of-way of Georgia Power Company, Mississippi Power Company, Kansas City Southern Railroad and Illinois Central Railroad affecting approximately 1,300 route miles of the Company’s network were settled or dismissed during the year ended December 31, 2006 or in prior periods, as discussed below. If some of these or similar future challenges are successful, or if the Company otherwise is unsuccessful in maintaining or renewing its rights to use its network easements, rights-of-way, franchises and licenses, the Company may be compelled to abandon significant portions of its network, which would require it to incur additional expenditures and to pay substantial monetary damages. The results of these challenges, some of which are described below, are uncertain and, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position.

Mississippi Power Company Rights-of-Way. A portion of the Company’s network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several real property owners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. The Company became a party to the proceeding after the January 1999 order. The property owners sought compensatory damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for the Company’s use of the route. The Circuit Court of the First Judicial District of Jasper County entered an order directing the Company not to use that portion of its fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency. In December 2005, a settlement agreement was entered. In January 2006, the order that restricted the Company’s use of the fiber optic network in Jasper County was vacated. As part of the settlement, substantially all of the property owners have dismissed their cases and granted Mississippi Power Company an easement that allows for the Company’s use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the properties.

The Company initiated civil suits in August 2001 and May 2002 in the United States District Court for the Southern District of Mississippi in which it sought a declaratory judgment confirming its continued use of fiber optic cables in Mississippi Power Company’s rights-of-way on 37 parcels of real property and 63 parcels of real property, respectively, or, alternatively, condemnation of the right to use the fiber optic cables upon payment of just compensation to the property owners. As a part of the settlement of the Jasper County proceedings discussed above, the Company’s suit for declaratory judgment and all of the remaining counterclaims in the 37-parcels proceeding have been dismissed. In February 2007, the United States District Court for the Southern District of Mississippi entered judgment granting to the Company the right to continued use of fiber optic cables in Mississippi Power Company’s rights-of-way against any remaining property owners named in the 63-parcels proceeding that were intended to be part of the settlement of the Jasper County proceedings, but had not voluntarily signed the easement required as part of that settlement. The 63-parcels proceeding has been dismissed against all other parties.

Some parties to the 37-parcels proceeding who had been dismissed from the proceeding before the Jasper County settlement are not bound by the settlement and have filed new proceedings against Mississippi Power Company and the Company. It is possible that additional parties who are not subject to the settlement also may file new proceedings. In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and the Company by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of real property located in Lamar County, Mississippi. Both plaintiffs also were defendants in the 37-parcels proceeding. The plaintiffs have not specified the amount of damages they are seeking. Similarly, in November 2004, another former defendant in the 37-parcels proceeding sued the Company and Mississippi Power Company in the Chancery Court of Jones County, Mississippi, to enjoin the Company’s use of fiber optic cables in Mississippi Power Company’s rights-of-way over the plaintiff’s property and to recover all property.

In December 2002, two civil actions were filed against Mississippi Power Company and the Company in the Circuit Court of Smith County, Mississippi, by a single attorney. The plaintiffs are real property owners and allege trespass on the basis that the documents granting Mississippi Power Company the rights to cross the plaintiffs’ property do not grant the right to Mississippi Power Company to allow third parties to use the rights-of-way for the transmission of telecommunications services of such third parties and that such use by third parties is prohibited under state law. One of the proceedings was previously dismissed, and as part of the settlement of the Jasper County proceedings discussed above, the other proceeding was transferred to the Circuit Court of the First Judicial District of Jasper County, Mississippi, and will be dismissed as part of the settlement.

Before it was dismissed, the 37-parcels proceeding was consolidated with another pending civil suit in the United States District Court for the Southern District of Mississippi, in which the Company was made a defendant. The pending proceeding was initiated by real property owners claiming to represent a class of real property owners and seeking compensatory and punitive damages against Mississippi Power Company arising from Mississippi Power Company’s grant of permission to third parties to use its rights-of-way for telecommunications purposes. The plaintiffs also seek an injunction against the Company’s use of fiber optic cables in Mississippi Power Company’s rights-of-way. The case is still pending, but has been stayed because of the bankruptcy of another defendant. None of the plaintiffs has an individual claim against the Company, so the Company anticipates that it could be materially adversely affected only if a class is certified.

Since 2002, over 220 lawsuits have been filed by a single counsel in the Circuit Court for Harrison County, Mississippi, against Mississippi Power Company, MCI and the Company. Each plaintiff claims to be the owner of real property over which Mississippi Power Company has an easement and that MCI and/or the Company have benefited by using the easement to provide telecommunications services. As a result of these allegations, each of the plaintiffs claimed trespass, unjust enrichment, fraud and deceit, and civil conspiracy against each of the defendants. Each of the plaintiffs also sought $5 million in compensatory damages, $50 million in punitive damages, disgorgement of the gross revenues derived from the use by MCI and the Company of the fiber optic cable over the easements, a percentage of gross profits obtained from the use of the cable, and the plaintiffs’ costs to prosecute the action. In December 2004, a settlement agreement was entered and each of the cases has been or is expected to be dismissed, because the plaintiffs have granted Mississippi Power Company an easement that allows for the Company’s use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. Proceedings are underway to give effect to the settlement and to obtain dismissal of the few remaining claims by property owners who have not already signed the settlement documents.

In 2002, a lawsuit on behalf of five real property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, alleging trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment in connection with the use of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. In May 2004, the Company was added as a defendant in the lawsuit, upon the court’s order, on the basis that the Company uses the fiber optic cables for the provision of telecommunications services to its customers. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. In September 2004, the trial court granted Mississippi Power Company’s motion for partial summary judgment and issued an order that the plaintiffs are not entitled to any compensation for trespass damages. In November 2006, the Mississippi Court of Appeals dismissed the appeal for lack of jurisdiction, holding that the trial court’s ruling was not a final order. A hearing on defendants’ motion for summary judgment was held in January 2007 in the trial court.

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

Gulf Power Company Rights-of-Way. The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. During 2000, Gulf Power Company was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claim to represent a class of all real property owners over whose property Gulf Power Company has facilities that are used by third parties. The real property owners have alleged that Gulf Power Company does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. Additional plaintiffs have been added through various amendments to the Complaint. In November 2005, the trial court entered a declaratory judgment for the plaintiffs. In that decision, the court ruled that the easements do not allow general telecommunications use and that Gulf Power Company did not have the right to apportion the easement for general telecommunications purposes. The trial court has not yet addressed any issues relating to damages. Gulf Power Company and the Company appealed the declaratory judgment. In October 2006, the Florida First District Court of Appeals dismissed the appeal brought by Gulf Power Company and the Company on the basis that the trial court’s November 2005 ruling was not a final order and therefore not yet subject to appeal. Gulf Power Company and the Company have filed motions in the trial court to vacate the prior declaratory judgment and for summary judgment in favor of Gulf Power Company and the Company. In

February 2007, the plaintiffs filed a motion for a permanent injunction which would restrict the Company’s ability to add new customers and services over the disputed route. The trial court has set a hearing in April 2007 on the plaintiffs’ motions for class certification and permanent injunction and defendants’ motion to vacate the declaratory judgment and for summary judgment.

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

Kansas City Southern Railroad and Illinois Central Railroad Rights-of-Way. In March 2003, a complaint was filed against the Company in the United States District Court for the Southern District of Mississippi. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are the owners of the real property across which certain rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad are located. Under agreements with Kansas City Southern Railroad and Illinois Central Railroad, the Company uses certain fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad across Mississippi. The plaintiffs claim that the documents granting the rights-of-way do not permit the installation and operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment and conversion and seek unspecified amounts of compensatory and punitive damages, restitution, disgorgement, attorneys’ fees, an accounting of amounts paid to Kansas City Southern Railroad and Illinois Central Railroad and declaratory relief regarding the parties’ rights. The Company denied the allegations, but counter-claimed for the certification of a class of counter-defendants. The Company sought a declaration that the Company has the right to use the rights-of-way or, alternatively, to condemn such rights. In September 2004, the district court found that neither the class requested by the plaintiffs, nor the class of counter-defendants, should be certified. The Company’s appeal of the district court’s refusal to certify a class of counter-defendants was denied by the United States Court of Appeals for the Fifth Circuit. In February 2005, the district court dismissed the claims of the remaining plaintiffs. In November 2006, the Fifth Circuit affirmed the district court’s dismissal of the claims of the remaining plaintiffs.

A lawsuit was filed against the Company in Richland Parish, Louisiana, in July 2003 and removed to the United States District Court for the Western District of Louisiana, Monroe Division, in August 2003. The plaintiffs, claiming to be representatives of a class of plaintiffs, allege that they are owners of the real property which underlies or abuts the Kansas City Southern Railroad corridor in Louisiana. Under agreements with

Kansas City Southern Railroad and Illinois Central Railroad, the Company uses some fiber optic cable within the rights-of-way of Kansas City Southern Railroad and Illinois Central Railroad in Louisiana. The plaintiffs claim that the documents granting the rights-of-way to Kansas City Southern Railroad and Illinois Central Railroad do not permit the installation or operation of telecommunications facilities of third parties within the rights-of-way. The plaintiffs allege trespass, unjust enrichment, conversion, civil conspiracy, negligence, infringement and misappropriation, and seek the imposition of a constructive trust, an accounting of all compensation paid or received for use of the real property involved in the litigation, restitution, disgorgement, actual, compensatory and consequential damages, and attorneys’ fees. In July 2004, the court found that the class should not be certified. One plaintiff voluntarily dismissed his claim when discovery revealed that he had no rights in the property identified in the complaint. The only remaining named plaintiff asserted a claim based on ownership of less than one mile of property over which the Company uses fiber optic cable within the rights-of-way. This matter was dismissed in March 2006 pursuant to a settlement agreement between the remaining plaintiff and the Company.

ITC^DeltaCom’s Suit for Rights-of-Way Indemnification. In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company has obtained by agreement use of rights-of-way for our fiber optic telecommunications networks. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend the Company against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. The Company filed for summary judgment in December 2001, and the defendants subsequently filed a motion for summary judgment. The defendants also have filed a counterclaim requesting, among other relief, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. In September 2004, the court issued an order denying the Company’s motion and the defendants’ motion for summary judgment and staying the proceeding pending a final determination of the property owner proceedings that form the basis for the Company’s claims. The Company appealed this order to the Georgia Court of Appeals, which denied the appeal on procedural grounds. The proceeding remains stayed pending developments in the various proceedings described above affecting the rights-of-way of Mississippi Power Company, Gulf Power Company and Georgia Power Company used by the Company.

13.    Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan. The Company offered matching of employee contributions at a rate of 50% on the first 4% of employee contributions for the years ended December 31, 2006, 2005 and 2004. Total matching contributions made to the Company’s plan and charged to expense by the Company for the years ended December 31, 2006, 2005 and 2004, were $803,000, $915,000 and $1.2 million, respectively. No discretionary contributions were made for the years ended December 31, 2006, 2005 or 2004.

14.    Related Party Transactions

The following is a summary of certain transactions during the years ended December 31, 2006, 2005 and 2004 among the Company and its directors, executive officers, beneficial owners of more than 5% of its common stock or either series of its outstanding preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

Transactions With the Welsh, Carson, Anderson & Stowe Group and the Welsh Carson Securityholders

The members from time to time of the Welsh, Carson, Anderson & Stowe Group have collectively constituted the Company’s largest common stockholder since October 29, 2002 and the largest Series B preferred stockholder since October 6, 2003. The current members of the Welsh, Carson, Anderson & Stowe Group are Welsh, Carson, Anderson & Stowe VIII, L.P., WCAS VIII Associates, LLC, WCAS Capital Partners III, L.P., WCAS CP III Associates, L.L.C., Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E. McInerney, Robert A. Minicucci, Anthony J. de Nicola, Paul B. Queally, Jonathan M. Rather, D. Scott Mackesy, John D. Clark, James R. Matthews and Sanjay Swani. Welsh, Carson, Anderson & Stowe is a private equity investment firm. The current members of the Welsh, Carson, Anderson & Stowe Group, together with certain former affiliates and former and current employees of Welsh, Carson, Anderson & Stowe, constitute the Welsh Carson securityholders referred to elsewhere in these notes to consolidated financial statements. Various of the Welsh Carson securityholders and members of the Welsh, Carson, Anderson & Stowe Group have served as directors of the Company since October 6, 2003.

On October 6, 2003, the Company acquired 100% of the outstanding voting stock of BTI. At the time of the acquisition, the Welsh Carson securityholders owned BTI common stock and preferred stock representing approximately 98% of the voting power of the BTI capital stock. See Note 9 for additional information concerning the interests of the Welsh Carson securityholders in the BTI acquisition and related transactions.

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

In connection with the July 2005 refinancing, the Company issued $20.8 million in principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders had extended in connection with the March 2005 restructuring. For the years ended December 31, 2006 and 2005, the Welsh Carson securityholders, including four of the Company’s directors, received total interest payments, including interest paid in kind, of approximately $3.8 million and $2.2 million, respectively, on their third lien notes. See Note 7 for terms of the third lien notes.

The Company paid the Welsh Carson securityholders a total of $29,000 and $276,000 for the years ended December 31, 2006 and 2005, respectively, for reimbursement of professional services incurred by these securityholders in connection with their extension of the Company’s subordinated secured loan in March 2005 and their purchase of the Company’s third lien notes in July 2005.

Transactions With Affiliates of TCP

Pursuant to their governance agreement with the Company, which they entered into on July 26, 2005 in connection with their purchase of first lien notes and third lien notes pursuant to the July 2005 refinancing, investment funds (the “TCP Funds”) affiliated with Tennenbaum Capital Partners, LLC have designated two representatives to the Company’s board of directors. For the years ended December 31, 2006 and 2005, the TCP Funds received total interest payments, including interest paid in kind, of $9.1 million and $5.0 million, respectively, on their first lien notes and total interest payments, including interest paid in kind, of $2.8 million and $1.4 million, respectively on their third lien notes. In addition, as holders of the first lien notes, the TCP Funds received $170,000 in 2006 for consenting to amendments to the first lien note agreement made in connection with the sale of $21 million principal amount of additional first lien notes.

Transactions With KNOLOGY, Inc. and Subsidiaries

The Company entered into the transactions with KNOLOGY, Inc. (“KNOLOGY”) and its subsidiaries described below. Two of the Company’s directors in 2004 and for a portion of 2005, Campbell B. Lanier, III and Donald W. Burton, each have reported beneficial ownership of more than 5% of the outstanding common stock of KNOLOGY since at least 2003. Messrs. Lanier and Burton have beneficially owned more than 5% of the outstanding shares of the Company’s Series A preferred stock since the Series A preferred stock was first issued in October 2002. Mr. Lanier has served as Chairman and Mr. Burton as a director of KNOLOGY. In addition, SCANA Corporation, which was a beneficial owner of more than 5% of the Company’s common stock and Series A preferred stock from October 2002 until December 2004, reported that it beneficially owned approximately 26% of KNOLOGY’s outstanding common stock as of April 30, 2003 and approximately 12% of KNOLOGY’s outstanding voting stock and all outstanding shares of KNOLOGY’s non-voting common stock as of March 31, 2004.

The Company has sold capacity on its fiber optic network to KNOLOGY and one of its subsidiaries, Interstate Telephone Company. The Company also has provided long distance and carrier-switched long distance service to KNOLOGY and its subsidiaries, Interstate Telephone Company and Valley Telephone Company. The Company also provides directory assistance and operator services to KNOLOGY and some of its subsidiaries. The Company recorded revenues of approximately $2.8 million for all of these services in the year ended December 31, 2006, and of approximately $1.9 million in each of the years ended December 31, 2005 and 2004. The Company recorded revenues of $164,000 from the sale of equipment to KNOLOGY for the year ended December 31, 2004.

The Company purchased feature group access and other services from KNOLOGY and its subsidiaries totaling approximately $670,000, $616,000 and $689,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Transactions With Affiliates of J. Smith Lanier, II

J. Smith Lanier, II is the beneficial owner of more than 5% of the Series A preferred stock. Mr. Lanier also is the Chairman and a significant stockholder of J. Smith Lanier & Co., an insurance placement company.

J. Smith Lanier & Co. has provided the Company with insurance brokerage services, including the negotiation and acquisition on behalf of the Company of various insurance policies with third-party insurers. The gross premium for policies obtained by J. Smith Lanier & Co. on behalf of the Company totaled $2.1 million in the year ended December 31, 2006 and $2.7 million in each of the years ended December 31, 2005 and 2004 and included a payment of $125,000 in the year ended December 31, 2006 and $185,000 in each of the years ended December 31, 2005 and 2004 for risk management services provided by J. Smith Lanier & Co. The Company provides retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Revenues attributable to J. Smith Lanier & Co. for the Company’s provision of these services totaled approximately $628,000, $651,000 and $634,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Transactions With Affiliates of Campbell B. Lanier, III

Prior to January 1, 2007, the Company was the joint owner of an aircraft with KNOLOGY, an entity owned by Campbell B. Lanier, III, an entity affiliated with J. Smith Lanier, II, and others, holding a 1% interest in the aircraft, which the Company used for corporate purposes until February 3, 2005. The Company and the other owners of the aircraft paid third parties for air travel services related to the operation, storage and maintenance of the aircraft. The Company paid its proportionate share of the fees and expenses associated with these air travel services based on its use of the aircraft. ITC Holding Company, LLC, which is a single-member limited liability company managed and wholly owned by Mr. Lanier, provided the Company with the foregoing air travel services in the year ended December 31, 2004 and for the portion of the year ended December 31, 2005 during which the Company used the aircraft. The Company paid ITC Holding Company, LLC a total of approximately $53,000 and $559,000 for these services for the years ended December 31, 2005 and 2004, respectively.

The Company paid a total of approximately $19,000, $17,000 and $38,000 for the years ended December 31, 2006, 2005 and 2004, respectively, to ITC Holding Company, LLC for the use of business conference facilities. The Company recorded revenues of approximately $2,000, $52,000 and $38,000 for the years ended December 31, 2006, 2005 and 2004, respectively, for telecommunications services that it furnished to ITC Holding Company, LLC.

For the years ended December 31, 2005 and 2004, the Company recorded revenues of $306,000 and $298,000, respectively, for telecommunications services that it furnished to ITC Financial Services, LLC. The Company furnished telecommunications services to PRE Solutions, Inc. and recorded revenues of $274,000 for the five months ended May 2006 and $633,000 and $429,000 for the years ended December 31, 2005 and 2004, respectively. Mr. Lanier was an officer and significant stockholder of each of these entities. Mr. Lanier disposed of his interest in PRE Solutions, Inc. in May 2006.

The Company sold its former headquarters building located in West Point, Georgia to ITC Holding Company, LLC in May 2006 for a sales price of $1.5 million and recognized a net gain on sale of the assets of $518,000, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations for the year ended December 31, 2006.

Transactions With SCANA Corporation and Affiliates

The Company entered into the transactions with SCANA Corporation and its subsidiaries described below. William B. Timmerman, who was a director of the Company in 2003 and 2004 until his resignation on October 25, 2004, served as Chairman, Chief Executive Officer and President of SCANA Corporation in 2004. SCANA Corporation was a beneficial owner of more than 5% of the common stock and Series A preferred stock from October 2002 until December 2004.

The Company provides retail services, including local and long distance telephone services, data services and Internet access, to SCANA Corporation and some of its subsidiaries. The Company billed those entities for such services a total of approximately $944,000 for the year ended December 31, 2004.

The Company leased office space and space for telecommunications switching equipment at various locations in Columbia, South Carolina from a subsidiary of SCANA Corporation. Under the lease agreements, the Company paid approximately $273,000 for the year ended December 31, 2004.

Other Transactions

CT Communications, Inc., which is the beneficial owner of more than 5% of the Series A preferred stock from December 2004, purchases operator services from the Company. The Company billed CT Communications,

Inc. or its subsidiary $598,000 $689,000 and $810,000 for these services for the years ended December 31, 2006, 2005 and 2004, respectively.

15.    Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts). The sum of the per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$119,938	$123,811	$124,118	$119,773
Operating income (loss)	(1,778)	1,293	1,937	(795)
Net loss applicable to common stockholders	(16,674)	(13,527)	(13,788)	(16,915)
Basic and diluted net loss per common share	(0.89)	(0.72)	(0.74)	(0.90)

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Operating revenues	$137,297	$134,118	$128,489	$120,497
Operating income (loss)	1,658	6,670	996	(19,237)
Net loss applicable to common stockholders	(5,792)	(8,114)	(10,086)	(33,814)
Basic and diluted net loss per common share	(0.32)	(0.44)	(0.54)	(1.81)

(1)	In the fourth quarter of 2005, ITC^DeltaCom recorded asset impairment losses consisting of a write-down of impaired property, plant and equipment of $7.2 million and a write-off of $5.6 million of its trade name, an indefinite-life intangible asset.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ITC^DeltaCom, Inc.:

The audits referred to in our report dated March 22, 2007 relating to the consolidated financial statements of ITC^DeltaCom, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 22, 2007

S-1

ITC^DELTACOM, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFICATION ACCOUNTS

(In thousands)

Description:	Balance at Beginning of Period	Additions		Deduction		Balance at End of Period
		Charged to Income	Charged to Other Accounts
Provision for uncollectible accounts
Year Ended December 31, 2004	7,070	8,918	—	6,657	(1)	9,331
Year Ended December 31, 2005	9,331	8,530	—	8,624	(1)	9,237
Year Ended December 31, 2006	9,237	3,819	—	8,284	(1)	4,772
Valuation allowance for deferred tax assets
Year Ended December 31, 2004	167,198	96,721	—	—		263,919
Year Ended December 31, 2005	263,919	24,090	—	—		288,009
Year Ended December 31, 2006	288,009	10,586	—	—		298,595

(1)	Represents the write-off of accounts considered to be uncollectible, less recovery of amounts previously written off.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of March, 2007.

ITC^DELTACOM, INC.

By:	/s/ RANDALL E. CURRAN
Randall E. Curran Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 29th day of March, 2007.

Signature	Title

/s/ RANDALL E. CURRAN Randall E. Curran	Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN ALMEIDA JR. John Almeida Jr.	Director

/s/ JOHN J. DELUCCA John J. DeLucca	Director

/s/ PHILIP M. TSENG Philip M. Tseng	Director

/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director

/s/ MICHAEL E. LEITNER Michael L. Leitner	Director

/s/ R. GERALD MCCARLEY R. Gerald McCarley	Director

/s/ SANJAY SWANI Sanjay Swani	Director

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	ITC^DeltaCom, Inc. Plan of Reorganization Under Chapter 11 of the Bankruptcy Code, As Further Revised, dated October 15, 2002. Filed as part of Exhibit 1 to Registration Statement on Form 8-A, dated October 29, 2002, of ITC^DeltaCom, Inc. (the “Form 8-A”) and incorporated herein by reference.

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof and the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof), as amended by Certificate of Amendment to Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series C Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof. Filed as Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005 (the “August 1, 2005 Form 8-K”), and incorporated herein by reference.

4.1	Warrant Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.4 to Current Report of ITC^DeltaCom, Inc., filed on October 21, 2003 (the “October 21, 2003 Form 8-K”), and incorporated herein by reference.

4.2.1	Warrant Agreement, dated as of October 6, 2003, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

4.2.2	Amendment No. 1 to Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.10 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

4.2.3	Amendment No. 2 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 30, 2005 Form 10-Q”) and incorporated herein by reference.

4.3.1	Warrant Agreement, dated as of March 29, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.9 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

4.3.2	Amendment No. 1 to Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

4.4.1	Warrant Agreement, dated as of July 26, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.2 to the August 1, 2005 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

4.4.2	Amendment No. 1 to Warrant Agreement, dated as of December 21, 2005, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 4.4.2 to the 2005 Form 10-K and incorporated herein by reference.

4.5	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4 to the Form 8-A and incorporated herein by reference.

4.6	Specimen representing the 8% Series A Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2002 and incorporated herein by reference.

4.7	Specimen representing the 8% Series B Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.7 to Registration Statement on Form S-3 of ITC^DeltaCom, Inc., as amended (File No. 333-101537) (the “2004 Form S-3”), and incorporated herein by reference.

4.8	Specimen representing the 8% Series C Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.8 to the 2005 Form 10-K and incorporated herein by reference.

4.9	Form of Series A Common Stock Purchase Warrant. Filed as Exhibit 4.8 to the 2004 Form S-3 and incorporated herein by reference.

4.10	Form of Series B Common Stock Purchase Warrant. Filed as Exhibit 4.9 to the 2004 Form S-3 and incorporated herein by reference.

4.11	Form of Series C Common Stock Purchase Warrant. Filed as Exhibit 4.11 to the 2005 Form 10-K and incorporated herein by reference.

4.12	Form of Series D Warrant. Filed as Exhibit 4.1 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optics Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

*10.3	Interconnection Agreement, dated as of November 20, 2006, by and between BellSouth Telecommunications, Inc. and DeltaCom, Inc. (North Carolina).

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 (File No. 0-26771) and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Second Amendment to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

10.7.1	Indenture, dated as of September 22, 1997, among BTI Telecom Corp., Business Telecom, Inc. and First Trust of New York, National Association, as Trustee, relating to the 10 1/2% Senior Notes due 2007 of BTI Telecom Corp. Filed as Exhibit 4.1 to Registration Statement on Form S-4 (File No. 333-41723) of BTI Telecom Corp. and incorporated herein by reference.

10.7.2	First Supplemental Indenture, dated as of October 26, 2001, between BTI Telecom Corp. and U.S. Bank Trust National Association (formerly known as First Trust of New York, National Association), as Trustee, to the Indenture dated as of September 22, 1997. Filed as Exhibit 99.1 to Current Report on Form 8-K of BTI Telecom Corp. (File No. 0-26771), filed on November 8, 2001, and incorporated herein by reference.

10.8	Asset Purchase Agreement, dated as of August 8, 2005, by and among Quality Investment Properties Atlanta Tech Centre, L.L.C., e^Quality, L.L.C. and Quality Investment Properties—Williams Centre, L.L.C., as Purchasers, and Interstate FiberNet, Inc. and ITC^DeltaCom Communications, Inc., as Sellers. Filed as Exhibit 10.4 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.9.1	Note Purchase Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Note Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.1 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.9.2	Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.9.2 to the 2005 Form 10-K and incorporated herein by reference.

*10.9.3	Amendment No. 1 to Note Purchase Agreement, dated as of October 27, 2006, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the New Note Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent.

10.10.1	Second Amended and Restated Credit Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., as Parent, Interstate FiberNet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein, and General Electric Capital Corporation, as Administrative Agent and Collateral Agent. Filed as Exhibit 10.1 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.10.2	Second Amended and Restated Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and General Electric Capital Corporation, as Collateral Agent. Filed as Exhibit 10.10.2 to the 2005 Form 10-K and incorporated herein by reference.

10.11.1	Securities Purchase Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, the Purchasers named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent. Filed as Exhibit 10.2 to the August 1, 2005 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.11.2	Amended and Restated Security Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., the Subsidiary Guarantors named therein, and TCP Agency Services, LLC, as collateral agent. Filed as Exhibit 10.11.2 to the 2005 Form 10-K and incorporated herein by reference.

*10.11.3	Amendment No. 1 to Securities Purchase Agreement, dated as of October 27, 2006, among ITC^DeltaCom, Inc, as Parent, Interstate FiberNet, Inc., as Issuer, the Subsidiary Guarantors named therein, Tennenbaum Capital Partners, LLC, as Agent, and TCP Agency Services, LLC, as Collateral Agent.

10.12	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.13.1	Registration Rights Agreement, dated as of October 29, 2002 and amended and restated as of October 6, 2003, among ITC^DeltaCom, Inc. and the Holders set forth on the signature pages thereof. Filed as Exhibit 10.3 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.13.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Series A Preferred Stockholders listed on the signature pages thereof. Filed as Exhibit 10.3 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.14.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the October 21, 2003 Form 8-K and incorporated herein by reference.

10.14.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to the September 30, 2005 Form 10-Q and incorporated herein by reference.

10.15	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

*10.16.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan.

10.16.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the December 2003 Form S-8 and incorporated herein by reference.

10.16.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the December 2003 Form S-8 and incorporated herein by reference.

10.17.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.2 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.17.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.17.2 to the 2005 Form 10-K and incorporated herein by reference.

10.18.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 From 10-Q and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.18.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.18.2 to the 2005 Form 10-K and incorporated herein by reference.

10.19.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.19.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.19.2 to the 2005 Form 10-K and incorporated herein by reference.

10.20	Form of Deferred Compensation Agreement between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.20 to the 2005 Form 10-K and incorporated herein by reference.

10.21.1	ITC^DeltaCom, Inc. Executive Stock Incentive Plan, as amended and restated as of December 20, 2005. Filed as Exhibit 10.21.1 to the 2005 Form 10-K and incorporated herein by reference.

10.21.2	Form of Common Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.21.2 to the 2005 Form 10-K and incorporated herein by reference.

10.21.3	Form of Series A Preferred Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.21.3 to the 2005 Form 10-K and incorporated herein by reference.

10.21.4	Form of Series B Preferred Stock Unit Agreement under ITC^DeltaCom, Inc. Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.21.4 to the 2005 Form 10-K and incorporated herein by reference.

10.22	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.23	Description of Non-Employee Director Compensation.

*10.24	Description of Certain Management Compensatory Plans and Arrangements.

10.25	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc., as amended (File No. 333-36683), and incorporated herein by reference.

*21	Subsidiaries of ITC^DeltaCom, Inc.

*23	Consent of BDO Seidman, LLP.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request.