Form 10-Q
period 2007-03-31
ITC DELTACOM INC
filed 2007-05-10
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at March 31, 2007
Common Stock, $.01 par value	18,766,942 shares

ITC^DeltaCom, Inc.

i

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,699	$67,643
Restricted cash	1,100	1,008
Accounts receivable, less allowance for doubtful accounts of $4,543 and $4,772 in 2007 and 2006, respectively	57,448	58,679
Inventory	4,075	5,340
Prepaid expenses and other	7,034	5,278

Total current assets	130,356	137,948

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $163,852 and $147,110 in 2007 and 2006, respectively	236,263	242,519

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $11,221 and $10,585 in 2007 and 2006, respectively	9,252	9,887
Other long-term assets	9,696	10,119

Total other long-term assets	54,057	55,115

Total assets	$420,676	$435,582

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$30,922	$31,567
Construction	2,605	5,780
Accrued interest	9,361	9,865
Accrued compensation	4,859	4,195
Unearned revenue	21,369	20,622
Other accrued liabilities	23,115	22,624
Current portion of long-term debt and capital lease obligations (Note 3)	19,742	19,286

Total current liabilities	111,973	113,939

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 5)	2,829	3,173
Long-term debt and capital lease obligations (Note 3)	339,261	335,339

Total long-term liabilities	342,090	338,512

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A in 2002; 201,882 shares issued and outstanding in 2007 and 2006, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	18,625	18,555
Par value $0.01; 1,200,000 shares designated Series B in 2003; 607,087 shares issued and outstanding in 2007 and 2006, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	55,803	55,615
Par value $0.01; 28,000,000 shares designated Series C in 2005; 0 shares issued in 2007 and 2006; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—

Total convertible redeemable preferred stock	74,428	74,170

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 18,766,942 shares issued and outstanding in 2007 and 2006, respectively	187	187
Additional paid-in capital	288,517	288,025
Warrants outstanding	27,492	27,492
Accumulated deficit	(424,011)	(406,743)

Total stockholders’ deficit	(107,815)	(91,039)

Total liabilities and stockholders’ deficit	$420,676	$435,582

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2007	2006
OPERATING REVENUES:
Integrated communications services	$96,593	$94,371
Equipment sales and related services	6,893	4,576
Wholesale services	18,348	20,991

TOTAL OPERATING REVENUES	121,834	119,938

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	58,109	62,316
Selling, operations and administration	46,963	45,675
Depreciation and amortization	17,378	13,635
Restructuring expenses	24	90

Total operating expenses	122,474	121,716

OPERATING LOSS	(640)	(1,778)

OTHER (EXPENSE) INCOME:
Interest expense	(15,309)	(13,729)
Interest income	611	646
Other income	12	1

Total other expense, net	(14,686)	(13,082)

LOSS BEFORE INCOME TAXES	(15,326)	(14,860)

INCOME TAX EXPENSE	—	—

NET LOSS	(15,326)	(14,860)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,942)	(1,814)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(17,268)	$(16,674)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(0.92)	$(0.89)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,766,942	18,745,166

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,326)	$(14,860)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	17,378	13,635
Provision for uncollectible accounts	850	1,078
Stock-based compensation	721	746
Amortization of debt issuance costs and debt discount	2,108	1,954
Interest paid in kind	1,935	1,279
Changes in current operating assets and liabilities:
Accounts receivable, net	381	4,910
Inventory	1,265	(379)
Prepaid expenses	(1,756)	(1,360)
Accounts payable	(645)	(4,919)
Accrued interest	(504)	(1,635)
Unearned revenue	747	219
Accrued compensation and other accrued liabilities	(758)	(1,367)

Total adjustments	21,722	14,161

Net cash provided by (used in) operating activities	6,396	(699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,044)	(8,311)
Change in accounts payable—construction	(3,174)	(4,233)
Other	(514)	(13)
Change in restricted cash	(92)	—
Payment for accrued restructuring and merger costs	(333)	(378)

Cash used in investing activities	(13,157)	(12,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, capital lease and other long-term obligations	(183)	(1,014)

Cash provided by (used in) financing activities	(183)	(1,014)

CHANGE IN CASH AND CASH EQUIVALENTS	(6,944)	(14,648)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,643	69,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,699	$54,712

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$11,769	$12,131
NONCASH TRANSACTIONS:
Equipment purchased through capital leases	$1,443	$—
Preferred stock dividends and accretion	$1,942	$1,814
Stock based compensation	$721	$746

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

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related notes included in the Company’s 2006 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2007. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2007 or any other period.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. After application of the provisions of FIN 48, it was not necessary for the Company to recognize any liability for unrecognized tax benefits or adjustment to the balance of retained earnings as of January 1, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, the Company had no accrued interest and penalties related to unrecognized tax benefits. ITC^DeltaCom and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. ITC^DeltaCom and its subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2003, except in a limited number of state jurisdictions in which the operations of ITC^DeltaCom and its subsidiaries individually and collectively are not significant for 2002. The adoption of FIN No. 48 on January 1, 2007, did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund (“USF”) contributions and excise taxes. The EITF Force concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The consensus on EITF No. 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company adopted EITF No. 06-3 effective January 1, 2007. The Company currently records all such taxes billed to its customers, including USF contributions, sales, use and excise taxes on a net basis in its consolidated statements of operations.

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

3.    Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
First lien, senior secured notes due July 2009	$235,096	$233,999
Second lien secured credit facility due August 2009	56,432	56,326
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $4,234 and $4,658 in 2007 and 2006, respectively	18,384	17,661
Third lien, senior secured notes due September 2009, net of unamortized discount of $8,096 and $8,855 in 2007 and 2006, respectively	24,546	23,353
10 1/2% senior unsecured notes due September 2007	18,525	18,525
10% unsecured notes, $2,400 due in 36 monthly installments beginning November 2006 and $2,400 due October 2009	4,507	4,685
Capital lease obligations at varying interest rates, maturing through March 2010	1,513	76

Total	359,003	354,625
Less current maturities	(19,742)	(19,286)

Total	$339,261	$335,339

In February 2007, the Company entered into a capital lease providing for up to an aggregate of $7.5 million financing available through June 30, 2007 for the acquisition of network telecommunications equipment. Interest costs included in the lease accrue at an effective annual rate of 13.4% over the three-year term of the lease. During the three months ended March 31, 2007, the Company purchased $1.4 million of equipment under terms of the lease.

On November 10, 2006, the Company placed with institutional investors $21 million principal amount of additional first lien notes with the same payment terms and the same July 26, 2009 maturity date as the first lien notes it issued in connection with the refinancing it completed in July 2005.

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

The obligations under the first lien notes are secured by first priority liens on, and security interests in, substantially all of the assets of Interstate Fibernet, Inc. (“IFN”), ITC^DeltaCom’s wholly-owned subsidiary which is the issuer of such notes, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries. The Company is subject to financial covenants under the first lien notes, including a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EDITDA covenant (as EBITDA is defined for purposes of these obligations). The operating and financial covenants under the second lien credit agreement and the third lien notes are substantially consistent with the first lien note covenants. The obligations under the second lien secured credit facility are secured by second priority liens on, and security interests in, substantially all of the assets of IFN, which is the borrower under the credit agreement, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries. The obligations under the third lien notes are secured by third priority liens on, and security interests in, substantially all of the assets of IFN, which is the issuer of such notes, ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries.

4.    Stock-Based Compensation

The Company has two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Executive Stock Incentive Plan. No additional awards may be made under the Executive Stock Incentive Plan. The compensation committee of the board of directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing.

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

During the three months ended March 31, 2007, the Company granted restricted common stock units for 40,000 shares of common stock with a total fair value of $96,000, which the Company will recognize in expense over the three-year service period. The fair value of the award was determined based on the closing price of the Company’s common stock on the date of the grant.

The Company recognized stock-based compensation in the total amount of $721,000 in the three months ended March 31, 2007, including compensation related to existing stock option awards, to restricted stock units granted in the current and prior years, and to equity securities granted to three officers in the year ended December 31, 2005.

5.    Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company and the Company’s acquisition of BTI Telecom Corp., a facilities-based integrated communications services provider, in the year ended December 31, 2003, a workforce reduction implemented in December 2004, and a plan implemented in the year ended December 31, 2005 to close and relocate certain functions from its former headquarters location in West Point, Georgia. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2007 through March 31, 2007 (in thousands):

	Balance at December 31, 2006	Accruals	Write-offs/ Payments	Balance at March 31, 2007
Restructuring charges:
Employee severance, retention and relocation	$23	$24	$24	$23
Office space leases	4,327	—	333	3,994

Total	$4,350	$24	$357	$4,017

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2006	Balance at March 31, 2007
Other accrued liabilities	$1,294	$1,294
Long-term restructuring liabilities	3,056	2,723

Total	$4,350	$4,017

6.    Commitments and Contingencies

Purchase Commitments

At March 31, 2007, the Company had entered into agreements with vendors to purchase approximately $5.0 million of services and property, plant, and equipment during the year ending December 31, 2007 related primarily to the maintenance and improvement of communications facilities and technology services.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 12 to the Company’s audited consolidated financial statements included in the 2006 Form 10-K. Other than such proceedings, any significant updated information about which is provided below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. During 2000, Gulf Power Company was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claim to represent a class of all real property owners over whose property Gulf Power Company has facilities that are used by third parties. The real property owners have alleged that Gulf Power Company does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. Additional plaintiffs have been added through various amendments to the complaint. In November 2005, the trial court entered a declaratory judgment for the plaintiffs. In that decision, the court ruled that the easements do not allow general telecommunications use and that Gulf Power Company did not have the right to apportion the easement for general telecommunications purposes. Gulf Power Company and the Company appealed the declaratory judgment. In October 2006, the Florida First District Court of Appeals dismissed the appeal brought by Gulf Power Company and the Company on the basis that the trial court’s November 2005 ruling was not a final order and therefore not yet subject to appeal. In April 2007, the trial court entered an order certifying a class for declaratory and injunctive relief of property owners over whose property Gulf Power Company owns an easement on which Gulf Power Company has allowed installation of fiber optic cable that is used for purposes other than transmitting electricity and Gulf Power Company’s own electricity-related internal communications. The trial court’s order also denied the motions filed by Gulf Power Company and the Company to vacate the prior declaratory judgment and for summary judgment and continued the plaintiffs’ motion for a permanent injunction, which would restrict the Company’s ability to add new customers and services over the disputed route.

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

When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our actual results could be materially different from our expectations because of various risks. These risks, some of which are discussed below and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2006 fiscal year, include dependence on new product development, rapid technological and market change, dependence upon rights of way and other third-party agreements, debt service and other cash requirements, liquidity constraints and risks related to future growth and rapid expansion. Other important risk factors that could cause actual events or results to differ from those contained or implied in the forward-looking statements include, without limitation, customer reductions in services, delays or difficulties in deployment and implementation of collocation arrangements and facilities, appeals of or failures by third parties to comply with rulings of governmental entities, inability to meet installation schedules, general economic and business conditions, failure to maintain underlying service or vendor arrangements, competition, adverse changes in the regulatory or legislative environment, and various other factors beyond the Company’s control. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our 2006 fiscal year and the financial statements and related notes included in that report.

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

As of March 31, 2007, we marketed and sold our integrated communications services through 44 branch offices. As of the same date, our fiber optic network of 11,811 route miles extended from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

During the first quarter of 2007, we:

•	increased our earnings before interest, taxes, depreciation and amortization, or EBITDA, $4.9 million, or 41%, to $16.8 million from $11.9 million for the first quarter of 2006;

•

increased our local service revenues by $5.7 million, or 10%, over the first quarter of 2006, which was offset in part by a $2.9 million, or 17%, decrease in long distance revenues from the first quarter of 2006 as our customers continue to convert to bundled recurring services;

•	increased our billable retail business voice lines in service by approximately 8,700 lines, which represented our sixth consecutive quarter of net billable line increases;

•

increased our core, facilities-based business voice lines in service by approximately 13,200 lines, which enables us to provide service on our own network to 77% of our local retail lines and which represented an increase from 70% of our local retail lines at the end of the first quarter of 2006;

•	increased our revenues from sales of equipment and related services to our customers by 50% over the first quarter of 2006 and by 18% over the fourth quarter of 2006;

•	decreased our cost of services and equipment by $4.2 million, or 6.7%, from the first quarter of 2006, while total operating revenues increased during the same period; and

• enhanced our liquidity position with a $7.5 million capital lease commitment.

The following table presents information about our business as of the dates indicated.

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Branch offices	44	44	43	42	42
Colocations (1)	266	266	266	266	266
Voice switches, Nortel DMS500, Lucent 5E and DEX	22	23	23	23	23
Frame relay/ATM switches	78	78	78	77	77
Number of employees (2)	1,867	1,975	1,976	1,917	1,925

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Integrated communications services revenues	$96,593	$94,851	$96,503	$96,041	$94,371
Equipment sales and related services revenues	6,893	5,827	6,826	6,860	4,576
Wholesale services revenues:
Broadband transport	13,976	14,318	15,040	14,947	14,975
Local interconnection	1,900	1,507	1,945	1,982	2,139
Directory assistance and operator services	1,429	1,985	2,633	2,604	2,634
Other	1,043	1,285	1,171	1,377	1,243

Total wholesale services revenues	18,348	19,095	20,789	20,910	20,991

Total operating revenues	$121,834	$119,773	$124,118	$123,811	$119,938

Increase (decrease) in total operating revenues (from previous quarter)	1.7%	(3.5)%	0.2%	3.2%	(0.5)%
Retail business lines in service	403,551	394,842	386,414	382,281	374,905
Wholesale lines in service (1)	49,427	47,702	53,222	53,774	62,974

Total business lines in service (2)	452,978	442,544	439,636	436,055	437,879
Lines in service/sold percentage
Integrated communications services	97%	96%	96%	96%	97%
Wholesale services (1)	99%	98%	98%	98%	99%

(1)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(2)	Reported net of lines disconnected or canceled.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Operating Revenues. Total operating revenues increased $1.9 million, or 1.6%, to $121.8 million for the three months ended March 31, 2007 (the “2007 quarter”) from $119.9 million for the three months ended March 31, 2006 (the “2006 quarter”).

Integrated communications services revenues increased $2.2 million, or 2.3%, to $96.6 million for the 2007 quarter from $94.4 million for the 2006 quarter. The increase resulted primarily from an increase in local service revenues of $5.7 million, which was offset in part by a decrease of $2.9 million in our long distance service revenues. Long distance revenues decreased to approximately 12% of our total operating revenues in the 2007 quarter from 15% of our total operating revenues in the 2006 quarter as a result of an 11% decrease in billable minutes used by our customers and modest long distance rate decreases. We increased our total long distance minutes of use bundled within our local service product offering from 9% of our total long distance minutes in the 2006 quarter to 14% in the 2007 quarter, which contributed to the decline in our long distance revenues. We also experienced increased competition from Voice over Internet Protocol, or VoIP, and wireless competitive offerings. We expect additional declines in our revenues from long distance services in 2007 primarily because we will continue to emphasize other service offerings that generate fixed monthly recurring service charges.

We continue to pursue a strategy to improve profitability by reducing the proportion of our local lines provided through higher cost resale and Unbundled Network Element-Platform, or UNE-P, services. As a result, we experienced an increase of approximately 47,000 facilities-based local lines and a decrease of approximately 18,300 in resale and UNE-P lines from the end of the 2006 quarter to the end of the 2007 quarter. During the 2007 quarter, we achieved a net increase in billable local lines of approximately 8,700 lines through our addition of approximately 13,200 facilities-based local lines, net of approximately 4,500 resale and UNE-P lines that were disconnected or converted to facilities-based lines. We expect stability in our business local lines as a result of sales of our integrated T-1 based products, which provide voice and data solutions to meet our business customers’ specialized needs.

Revenues from equipment sales and related services increased $2.3 million, or 50%, to $6.9 million in the 2007 quarter from $4.6 million in the 2006 quarter. Revenues from equipment sales and related services increased $1.1 million, or 18%, for the 2007 quarter from $5.8 million in the fourth quarter of 2006. Revenues from equipment sales increased as a result of increased sales productivity and additional sales personnel.

Revenues generated by sales of wholesale services for the 2007 quarter decreased by $2.7 million, or 12.9%, to $18.3 million from $21.0 million in the 2006 quarter. The loss of a significant customer in our operator services and directory assistance business was responsible for $1.2 million of the decline. The remaining $1.5 million decline resulted from competitive market pressures and industry consolidation.

Cost of Services and Equipment. Total cost of services and equipment of $58.1 million, which represented 47.7% of total operating revenues for the 2007 quarter, decreased $4.2 million from total cost of services of $62.3 million, which represented 52.0% of total operating revenues for the 2006 quarter. The decrease in total cost of services for the 2007 quarter was attributable to a reduction in our long distance costs and in our overall cost structure and was partially offset by an increase in the cost of equipment sales.

The reduction in our long distance costs was attributable to lower long distance volume and reduction in our average cost per minute. The reduction in our overall cost structure was due to a reduction in the number of high-cost UNE-P and resale lines in both absolute numbers and as a percentage of total lines and to our initiatives to reduce the cost of services. The positive impact of these factors was offset in part by the cost of new facilities required to support the increase in services provided to our customers. Our initiatives to reduce the cost of services include renegotiation of our contracts with other carriers, expansion of DS1 central office colocations with BellSouth in 2006, use of alternative local providers, least-cost routing of interexchange carrier calls, and improved vendor audit and dispute processes.

The costs of equipment sales and related service revenues increased from the 2006 quarter to the 2007 quarter by 41.7% due to the 50% increase in equipments sales.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $47 million for the 2007 quarter increased $1.3 million from $45.7 million for the 2006 quarter. As a percentage of total operating revenues, selling, operations and administration expense was 38.5 % for the 2007 quarter compared to 38.1% for the 2006 quarter. The increase in selling, operations and administration expense for the 2007 quarter was primarily attributable to a $1.8 million increase in compensation cost primarily due to an increase in the number of sales employees in the 2007 quarter over the 2006 quarter. These increases were offset by decreases of $334,000 in operating taxes and $228,000 in bad debt expenses.

The total number of our employees decreased to 1,867 at March 31, 2007 from 1,975 at December 31, 2006. Approximately 45% of the reduction was related to operator service positions associated with the loss of a significant customer in our operator services and directory assistance wholesale business. We continue to maintain sales-related functions at or above levels achieved in the fourth quarter of 2006 and expect to continue investing in a strong sales presence located in our branch offices near our customers.

Depreciation and Amortization. Depreciation and amortization expense increased $3.8 million from $13.6 million in the 2006 quarter to $17.4 million in the 2007 quarter. The increase in depreciation and amortization expense was primarily attributable to depreciation of capital assets we placed in service in 2006.

Interest Expense. Interest expense increased $1.6 million from $13.7 million for the 2006 quarter to $15.3 million for the 2007 quarter. The increase was attributable to higher average balances of outstanding borrowings resulting from our additional first lien note borrowings of $21.0 million we incurred in November 2006 and to an increase in the weighted average interest rates that accrued on our outstanding borrowings, which increased from 14.9% at March 31, 2006 to 15.6% at March 31, 2007. Of our interest expense for the 2007 and 2006 quarters, we paid in-kind interest of $1.9 million for the 2007 quarter and $1.3 million for the 2006 quarter. Interest expense resulting from amortization of debt discount and debt issuance costs increased $100,000 from $2.0 million for the 2006 quarter to $2.1 million for the 2007 quarter.

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

The following table sets forth, for the 2007 and 2006 quarters, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2007	2006
Net loss	$(15,326)	$(14,860)
Depreciation and amortization	17,378	13,635
Interest income and expense, net	14,698	13,083

EBITDA	$16,750	$11,858

EBITDA increased $4.9 million to $16.8 million for the 2007 quarter from $11.9 million for the 2006 quarter. The increase in EBITDA resulted from an increase of $1.9 million in operating revenues and a decrease of $4.2 million in cost of services and equipment, the effects of which were offset in part by an increase of $1.3 million in selling, operations and administration expense. Excluding stock-based compensation expense of $721,000 for the 2007 quarter and $746,000 for the 2006 quarter, which is included in reported net loss for the periods, EBITDA would have been $17.5 million for the 2007 quarter and $12.6 million for the 2006 quarter.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2007 and 2006 quarters, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by (used in) operating activities was $6.4 million in the 2007 quarter and $(699,000) in the 2006 quarter. Changes in working capital were $(1.3) million in the 2007 quarter and $(4.5) million in the 2006 quarter. The decrease in working capital in the 2007 quarter resulted primarily from an increase of $1.8 million in prepaid expenses, a reduction of $645,000 in trade accounts payable, and a reduction of $1.3 million in accrued liabilities, which were offset by a reduction of $1.3 million in inventory, a reduction of $381,000 in accounts receivable and an increase of $747,000 in unearned revenue. In the 2006 quarter, working capital decreased due to a $4.9 million reduction in trade accounts payable, a $1.4 million increase in prepaid expenses, a $1.6 million reduction in accrued interest and a $1.4 million reduction in accrued liabilities, which were partially offset by a $4.9 million reduction in accounts receivable.

Cash used in investing activities was $13.2 million in the 2007 quarter and $12.9 million in the 2006 quarter. In the 2007 quarter, we used $12.2 million to fund capital expenditures and $333,000 to pay accrued restructuring costs primarily related to prior years. In the 2006 quarter, we used $12.5 million to fund capital expenditures and $378,000 to pay accrued restructuring and merger costs.

Cash used in financing activities in the 2007 quarter of $183,000 was applied to repayment of long-term debt and capital lease obligations. Cash used by financing activities in the 2006 quarter of $1.0 million was applied to repayment of long-term debt, capital lease obligations and other long-term liabilities.

At March 31, 2007, we had approximately $359.0 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 15.6%, including debt discount and excluding deferred financing costs.

Capital Lease Commitment. In February 2007, we entered into a capital lease providing for up to an aggregate of $7.5 million financing available through June 30, 2007 for the acquisition of network telecommunications equipment. Interest costs included in the lease accrue at an effective annual rate of 13.4% over the three-year term of the lease. During the 2007 quarter, we purchased $1.4 million of equipment under the terms of the lease.

Cash Requirements. At March 31, 2007, we had entered into agreements with vendors to purchase approximately $5 million of services and property, plant and equipment during 2007 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2007 will total approximately $45 million to $50 million, including $500,000 of commitments at March 31, 2007. At March 31, 2007, we had made $13.7 million of capital expenditures in 2007. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

To enhance our liquidity position, we intend to continue to pursue possible sales of assets that are not integral to our network operations. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to complete any such additional asset sales.

We believe that our cash on hand, which includes the remaining net proceeds of the $21 million principal amount of first lien notes we sold in November 2006, the cash flows we expect to generate from operations under our current business plan and the remaining $6.1 million available under our $7.5 million capital lease commitment will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing.

Based on our current business expectations, we will be required to restructure or refinance a portion or all of our outstanding indebtedness under our first lien notes, second lien credit agreement and third lien notes before we are required to make balloon principal payments under these obligations when they mature in the third quarter of 2009. We will consider opportunities to refinance all or a portion of such indebtedness in the capital markets or other transactions.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including $346.8 million of borrowings outstanding under our senior notes and second lien credit facility as of March 31, 2007. Our policy is to manage interest rates through a combination of fixed-rate and variable-rate debt. All $346.8 million of our outstanding borrowings under our senior notes and second lien credit facility at March 31, 2007 accrue interest at variable rates. The portion of any interest in excess of a 12% annual rate on $290.4 million of our outstanding borrowings under our senior notes is payable in kind at our option, and we have elected for all applicable payments through March 31, 2007 to pay in kind that portion of our interest expense. A change of one percentage point in the interest rate applicable to our $346.8 million of variable-rate debt at March 31, 2007 would result in a fluctuation of approximately $3.5 million in our annual interest expense, of which, at our option, approximately $2.9 million would be payable in kind and $0.6 million would be payable in cash.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of our debt to market risk. The actual impact of changes in market interest rates on our debt may differ significantly from the impact shown in this sensitivity analysis.

Item 4T.     Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

During the first quarter of 2007, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth under the caption “Legal Proceedings” in the Company’s Annual Report on Form 10-K for its 2006 fiscal year. For updated information about some of these proceedings, see note 6 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 6 under the caption “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 1A.     Risk Factors

In addition to the other information set forth in this report, the factors discussed under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for our 2006 fiscal year could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 3.     Defaults Upon Senior Securities

Effective as of the quarterly dividend period ended September 30, 2006, our board of directors suspended indefinitely the quarterly payment of dividends on our Series A convertible redeemable preferred stock and Series B convertible redeemable preferred stock to comply with provisions of the Delaware General Corporation Law that condition our payment of dividends on compliance with specified financial tests. The dividends that would have been payable for the quarterly dividend period ended March 31, 2007 and cumulatively through March 31, 2007 would have totaled $420,000 and $1.2 million, respectively, on the Series A preferred stock and $1.3 million and $3.7 million, respectively, on the Series B preferred stock. For so long as the preferred stock remains outstanding, these unpaid amounts will accrue dividends until paid.

Item 5.     Other Information

Series D Warrant Exercise Price

On May 7, 2007, in accordance with the terms of the warrant agreement, the Company determined that the initial exercise price of its outstanding Series D warrants will be $0.01 per warrant. The Company initially issued Series D warrants on July 26, 2005 to purchasers of the third lien, senior secured notes issued by the Company as part of a series of refinancing transactions it completed on that date. The Series D warrant agreement requires the Company to fix the initial exercise price of the warrants after considering the Company’s operating results for the four fiscal quarters ended on March 31, 2007. The warrant agreement provides that, notwithstanding the stated exercise price, upon the exercise of any warrants, the Company must receive payment of the warrant exercise price in an amount which is not less than the par value of the shares issuable upon such exercise.

The Series D warrants will first become exercisable on June 30, 2007. Each warrant will be exercisable for one share of Series C convertible redeemable preferred stock and a portion of an additional share of Series C preferred stock equal to the cumulative amount of payment-in-kind dividends that would have accrued at an 8% annual rate with respect to one share of Series C preferred stock from July 26, 2005 through the exercise date if such share had been outstanding. Each warrant holder may elect to exercise the warrants directly for the number of shares of common stock into which such number of shares of Series C preferred stock would be convertible at the time of exercise. Each share of Series C preferred stock currently would be convertible into 0.4445 shares of common stock. As of the date of this report, 9,703,505 Series D warrants were outstanding.

2007 Management Incentive Bonus Plan

On May 7, 2007, the Compensation Committee of the Board of Directors of the Company established financial performance goals for bonus awards to be made to the Company’s executive officers and other senior executives under the Company’s management incentive bonus plan for fiscal year 2007, which ends on December 31, 2007. Under the plan, eligible employees, including the Company’s executive officers and other senior executives, generally are entitled to receive a bonus in an amount up to a specified maximum percentage of the employee’s annual base salary (“bonus opportunity”), subject to the Company’s achievement of tiered financial performance goals. If the Company achieves the financial performance goals at the highest established tier, the employee will be entitled to receive a bonus that is equal to 100% of the employee’s bonus opportunity. If the Company achieves the financial performance goals at a lower tier, the percentage of the employee’s bonus opportunity which the employee will be entitled to receive as a bonus will be reduced to the percentage attributed to that tier.

Bonus opportunities generally are set by job classification level within the Company, except that bonus opportunities for the executive officers and other senior executives of the Company are established on an individual basis. The Compensation Committee has the discretion to modify the bonus opportunities for executive officers and other senior executives as it deems appropriate, subject to compliance with applicable employment agreements. Bonus opportunities for the Company’s executive officers for fiscal year 2007 range from 60% to 100% of an executive officer’s base salary.

The payment of annual bonuses under the plan for fiscal year 2007 will be based upon the Company’s achievement of specified levels of “EBITDA” for the fiscal year and specified minimum levels of cash balances at fiscal-year end. For purposes of the plan, “EBITDA” means the sum of net income (or net loss) after eliminating extraordinary and non-recurring items to the extent included in net income, interest expense, income tax expense, depreciation expense, amortization expense, and any direct expenses and accounting charges incurred in or related to specified events or arrangements, including sales of the Company’s assets. Bonus payments will be made exclusively in cash unless the Company achieves EBITDA performance levels and cash balances above specified amounts. In such event, any additional bonus amounts earned above such specified performance tier will be paid in either cash or equity at the discretion of the Compensation Committee. To the extent that such additional bonus amounts are paid in equity, 50% of such award will be paid in unrestricted shares of common stock and 50% of such award will be paid in restricted stock units for common stock that will vest on the first anniversary of the grant date. Any equity bonus payments will be made in the form of awards under the Company’s Amended and Restated Stock Incentive Plan.

The Company has recorded compensation expense in its statements of operations in an amount which represents a proportion of the estimated annual target bonus expected to be achieved. Any stock-based component is accounted for under the guidance in SFAS No. 123R.

Item	6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

10.1	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of March 7, 2007, among ITC^DeltaCom, Inc., as Parent, Interstate Fibernet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein and General Electric Capital Corporation, as Administrative Agent and Collateral Agent.

10.2	Master Equipment Lease Agreement and Amendment No. 001 executed February 1, 2007 among Relational, LLC, as Lessor, and ITC^DeltaCom, Inc. and DeltaCom, Inc., as Co-Lessees.

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: May 10, 2007	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of March 7, 2007, among ITC^DeltaCom, Inc., as Parent, Interstate Fibernet, Inc., as Borrower, the Subsidiary Guarantors named therein, the Lenders named therein and General Electric Capital Corporation, as Administrative Agent and Collateral Agent.

10.2	Master Equipment Lease Agreement and Amendment No. 001 executed February 1, 2007 among Relational, LLC, as Lessor, and ITC^DeltaCom, Inc. and DeltaCom, Inc., as Co-Lessees.

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.