Form 10-Q
period 2007-06-30
ITC DELTACOM INC
filed 2007-08-13
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from              to

Commission file number : 0-23253

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 9, 2007
Common Stock, $.01 par value	67,003,628 shares

ITC^DeltaCom, Inc.

(i)

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,090	$67,643
Restricted cash	1,410	1,008
Accounts receivable, less allowance for doubtful accounts of $4,258 and $4,772 in 2007 and 2006, respectively	57,802	58,679
Inventory	3,665	5,340
Prepaid expenses and other	7,027	5,278

Total current assets	122,994	137,948

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $181,478 and $147,110 in 2007 and 2006, respectively	231,464	242,519

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $11,855 and $10,585 in 2007 and 2006, respectively	8,616	9,887
Other long-term assets	11,103	10,119

Total other long-term assets	54,828	55,115

Total assets	$409,286	$435,582

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$29,532	$31,567
Construction	2,326	5,780
Accrued interest	9,985	9,865
Accrued compensation	4,564	4,195
Unearned revenue	21,569	20,622
Other accrued liabilities	26,022	22,624
Current portion of long-term debt and capital lease obligations (Note 3)	19,771	19,286

Total current liabilities	113,769	113,939

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 5)	2,451	3,173
Long-term debt and capital lease obligations (Note 3)	342,144	335,339

Total long-term liabilities	344,595	338,512

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 665,000 shares designated Series A in 2002; 201,882 shares issued and outstanding in 2007 and 2006, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	18,695	18,555
Par value $0.01; 1,200,000 shares designated Series B in 2003; 607,087 shares issued and outstanding in 2007 and 2006, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	55,992	55,615
Par value $0.01; 28,000,000 shares designated Series C in 2005; 0 shares issued in 2007 and 2006; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—

Total convertible redeemable preferred stock	74,687	74,170

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ DEFICIT (Notes 4 and 7):
Common stock, par value $0.01; 350,000,000 shares authorized; 18,770,942 and 18,766,942 shares issued and outstanding in 2007 and 2006, respectively	187	187
Additional paid-in capital	289,078	288,025
Warrants outstanding	27,492	27,492
Accumulated deficit	(440,522)	(406,743)

Total stockholders’ deficit	(123,765)	(91,039)

Total liabilities and stockholders’ deficit	$409,286	$435,582

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Integrated communications services	$99,292	$96,041	$195,885	$190,412
Equipment sales and related services	6,285	6,860	13,178	11,436
Wholesale services	17,995	20,910	36,343	41,901

TOTAL OPERATING REVENUES	123,572	123,811	245,406	243,749

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	58,668	63,748	116,778	126,064
Selling, operations and administration	46,146	44,219	93,109	89,892
Depreciation and amortization	18,260	14,404	35,638	28,039
Restructuring and merger-related expenses	—	147	24	238

Total operating expenses	123,074	122,518	245,549	244,233

OPERATING INCOME (LOSS)	498	1,293	(143)	(484)

OTHER (EXPENSE) INCOME:
Interest expense	(15,576)	(14,133)	(30,885)	(27,862)
Interest income	533	604	1,144	1,250
Other income	11	554	23	554

Total other expense, net	(15,032)	(12,975)	(29,718)	(26,058)

LOSS BEFORE INCOME TAXES	(14,534)	(11,682)	(29,861)	(26,542)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(14,534)	(11,682)	(29,861)	(26,542)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(1,976)	(1,845)	(3,918)	(3,659)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(16,510)	$(13,527)	$(33,779)	$(30,201)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.88)	$(0.72)	$(1.80)	$(1.61)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	18,769,052	18,745,359	18,768,003	18,745,263

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,861)	$(26,542)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	35,638	28,039
Provision for uncollectible accounts	883	1,803
Stock-based compensation	1,432	1,315
Amortization of debt issuance costs and debt discount	4,214	3,916
Interest paid in kind	3,948	2,841
Net gain on sale of fixed assets	—	(518)
Changes in current operating assets and liabilities:
Accounts receivable, net	(6)	2,186
Inventory	1,675	238
Prepaid expenses	(1,749)	(1,762)
Accounts payable	(2,094)	(7,284)
Accrued interest	120	(1,046)
Unearned revenue	947	709
Accrued compensation and other accrued liabilities	(12)	(2,728)

Total adjustments	44,996	27,709

Net cash provided by operating activities	15,135	1,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,870)	(18,780)
Change in accrued capital related costs	(3,453)	(4,048)
Proceeds from sale of fixed assets	—	1,409
Other	—	(112)
Change in restricted cash	(402)	—
Payment for accrued restructuring and merger costs	(701)	(698)

Cash used in investing activities	(26,426)	(22,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt, capital lease and other long-term obligations	(476)	(1,014)
Deferred financing costs (Note 7)	(2,786)	—

Cash used in financing activities	(3,262)	(1,014)

CHANGE IN CASH AND CASH EQUIVALENTS	(14,553)	(22,076)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,643	69,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53,090	$47,284

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$22,603	$22,151

NONCASH TRANSACTIONS:
Equipment purchased through capital leases	$1,443	$—
Preferred stock dividends and accretion	$3,918	$3,659
Stock based compensation	$1,432	$1,315

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

The accompanying condensed consolidated financial statements present results for the three and six months ended June 30, 2007. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2007 or any other period.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

2.	Recent Accounting Pronouncements

A description of recent accounting pronouncements applicable to the Company is set forth in Note 2 of the consolidated financial statements included in the 2006 Form 10-K. The adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, did not have a material effect on the Company’s consolidated results of operations or financial condition.

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
First lien, senior secured notes due July 2009	$236,235	$233,999
Second lien secured credit facility due August 2009	56,539	56,326
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $3,811 and $4,658 in 2007 and 2006, respectively	19,121	17,661
Third lien, senior secured notes due September 2009, net of unamortized discount of $7,328 and $8,855 in 2007 and 2006, respectively	25,766	23,353
10 1/2% senior unsecured notes due September 2007	18,525	18,525
10% unsecured notes, $2,400 due in 36 monthly installments beginning November 2006 and $2,400 due October 2009	4,327	4,685
Capital lease obligations at varying interest rates, maturing through March 2010	1,402	76

Total	361,915	354,625
Less current maturities	(19,771)	(19,286)

Total	$342,144	$335,339

As described in Note 7, on July 31, 2007, the Company completed refinancing and recapitalization transactions that refinanced or retired substantially all of the Company’s outstanding debt.

The first lien notes outstanding at June 30, 2007 and repaid on July 31, 2007 accrued interest, payable quarterly, at an annual rate equal to the specified London Interbank Offered Rate (“LIBOR”) plus 8%, with the portion of any interest in excess of a 12% annual rate payable in-kind (“PIK”) at the Company’s option, and accrued PIK interest, payable on a quarterly basis, at an annual rate of 0.5%. Borrowings under the second lien secured credit facility outstanding at June 30, 2007 and repaid on July 31, 2007 accrued cash interest at an annual rate equal to LIBOR plus 7.75% and accrued PIK interest, payable on a quarterly basis, at an annual rate of 0.75%. The third lien notes outstanding at June 30, 2007 and repaid on July 31, 2007 accrued interest, payable quarterly, at an annual rate of LIBOR plus 7.5%, with the portion of any interest in excess of a 12% annual rate payable in-kind at the Company’s option, and accrued additional PIK interest, payable on a quarterly basis, at an annual rate of 4.5%.

4.	Stock-Based Compensation

The Company has two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Executive Stock Incentive Plan. As described in Note 7, effective on July 31, 2007, in connection with the recapitalization transactions completed on that date, the Company’s board of directors approved amendments to the Executive Stock Incentive Plan and the related awards thereunder.

The Company expects that, following the amendment and restatement of the Executive Stock Incentive Plan and the related awards thereunder on July 31, 2007 in connection with the recapitalization, no additional awards will be made under the Executive Stock Incentive Plan. The compensation committee of the board of directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing.

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company now recognizes compensation cost on a straight-line basis over the vesting periods of the awards.

During the six months ended June 30, 2007, the Company granted restricted common stock units for 40,000 shares of common stock with a total fair value of $96,000, which the Company will recognize in expense over the three-year service period. The fair value of the award was determined based on the closing price of the Company’s common stock on the date of the grant.

The Company recognized stock-based compensation in the total amount of $710,000 and $1.4 million in the three and six months ended June 30, 2007, respectively, including compensation related to existing stock option awards, to restricted stock units granted in the current and prior years, and to equity securities granted to three officers in the year ended December 31, 2005.

5.	Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company in prior years. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2007 through June 30, 2007 (in thousands):

	Balance at December 31, 2006	Accruals	Write-offs/ Payments	Balance at June 30, 2007
Restructuring charges:
Employee severance, retention and relocation	$23	$24	$24	$23
Office space leases	4,327	—	701	3,626

Total	$4,350	$24	$725	$3,649

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2006	Balance at June 30, 2007
Other accrued liabilities	$1,294	$1,294
Long-term restructuring liabilities	3,056	2,355

Total	$4,350	$3,649

6.	Commitments and Contingencies

Purchase Commitments

At June 30, 2007, the Company had entered into agreements with vendors to purchase approximately $7.1 million of services and property, plant, and equipment during the year ending December 31, 2007 related primarily to the maintenance and improvement of communications facilities and technology services.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 12 to the Company’s audited consolidated financial statements included in the 2006 Form 10-K and updated as described in Note 6 to the Company’s consolidated financial statements included in the Quarterly Report on Form 10-Q for the period ended March 31, 2007. Other than such proceedings, any significant updated information about which is provided below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

7.	Subsequent Event

On July 31, 2007, the Company completed transactions in which it refinanced or retired substantially all of its outstanding funded debt primarily with the proceeds of new senior secured credit facilities, eliminated all series of its previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of its capital stock. Immediately after the completion of the transactions, ITC^DeltaCom’s outstanding capital stock consisted of approximately 66,970,000 shares of common stock and 412,215 shares of a new issue of preferred stock convertible into a maximum of approximately 13,603,000 shares of common stock. Upon the completion of the transactions, the Company had outstanding funded debt under new senior secured credit facilities in the aggregate principal amount of $305 million, a $10 million available but unutilized revolving credit facility and approximately $50 million in unrestricted cash.

Refinancing Transactions

On July 31, 2007, ITC^DeltaCom’s wholly-owned subsidiary, Interstate FiberNet, Inc. (“IFN”), as the borrower, and ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries, as guarantors, entered into (1) a first lien credit facility in an aggregate principal amount of $240 million, which consists of a $230 million term loan facility and a $10 million revolving credit facility, and (2) a second lien credit facility in an aggregate principal amount of $75 million. IFN drew the full amounts available under the first lien term loan facility and the second lien credit facility on July 31, 2007 and applied (a) $246.1 million to repay all outstanding first lien, senior secured notes due 2009, (b) $57.2 million to repay all loans outstanding under IFN’s existing second lien credit facility, (c) $5.6 million to repay all outstanding third lien, senior secured notes due 2009 not exchanged for ITC^DeltaCom’s common stock (as described below), (d) $4.3 million to repay outstanding vendor notes and (d) $1.4 million to repay capital leases. In addition, the Company escrowed amounts necessary to repay in full on August 13, 2007 $18.5 million principal amount of the 10 1/2 % senior unsecured notes due 2009. In connection with the transactions, the Company will recognize the write-off of approximately $8 million of debt issuance cost associated with the extinguished debt.

The first lien credit facility is provided by various institutional lenders. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility will begin in the first quarter of 2008. IFN may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at IFN’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) LIBOR plus 4.00%. Borrowings under the revolving credit facility bear interest, at IFN’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. IFN may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million. The obligations under the first lien credit facility are secured by a first priority security interest in, and a first priority lien on, substantially all of the assets of ITC^DeltaCom and its subsidiaries.

The second lien credit facility is provided by investment funds managed by Tennenbaum Capital Partners, LLC (“TCP”), which is an investment firm. TCP-managed investment funds were holders of IFN’s first lien, senior secured notes and third lien, senior secured notes, as well as lenders under IFN’s previous second lien credit facility, repaid with the proceeds of the new credit facilities. In addition, TCP-managed investment funds have extended some of the loans under the new first lien term credit facility. The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the second lien credit facility. Prepayment of borrowings outstanding under this facility before July 31, 2009 will require payment of a premium.

Borrowings outstanding under the second lien credit facility bear interest, at IFN’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. For interest payments covering any interest period ending on or before July 31, 2009, IFN may elect to pay interest under the facility either entirely in cash or as PIK interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash. The obligations under the second lien credit facility are secured by a second priority security interest in, and a second priority lien on, substantially all of the assets of ITC^DeltaCom and its subsidiaries.

The new credit facilities contain customary affirmative and negative covenants, including covenants restricting the ability of ITC^DeltaCom and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of their assets, pay dividends or make other distributions, make investments, and engage in transactions with affiliated persons. The Company and its subsidiaries are subject to financial covenants under both credit facilities limiting annual capital expenditures and specifying (as defined for the purposes of the credit facility agreements) the maximum ratio of total consolidated indebtedness to consolidated EBITDA for each measurement period. The first lien credit facility agreement contains additional financial covenants specifying (as defined for purposes of the first lien credit facility agreement) the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of first lien consolidated indebtedness to consolidated EBITDA for each measurement period.

Recapitalization Transactions

On July 31, 2007, ITC^DeltaCom entered into agreements with various holders of its 8% Series A convertible redeemable preferred stock, 8% Series B convertible redeemable preferred stock, Series B warrants originally issued on October 6, 2003, Series C warrants originally issued on March 29, 2005 and Series D warrants originally issued on July 26, 2005, pursuant to which ITC^DeltaCom issued a total of 23,990,004 shares of common stock upon the conversion or exchange of those securities. Pursuant to the agreements, ITC^DeltaCom issued:

•	1,747,929 shares of common stock upon the conversion of 50% of the 201,882 outstanding shares of Series A preferred stock and redeemed for cash the remaining 50% of the outstanding shares of Series A preferred stock for an aggregate redemption price of $11,000,425;

•	16,642,943 shares of common stock to persons affiliated or associated with Welsh, Carson, Anderson & Stowe (the “WCAS Securityholders”), ITC^DeltaCom’s majority stockholder, and 483 shares to a non-WCAS Securityholder, including (1) 11,735,080 shares of common stock upon the conversion of all 607,087 outstanding shares of the Series B preferred stock, (2) 5,789 shares of common stock in exchange for all 3,000,000 outstanding Series B warrants and (3) 4,902,557 shares of common stock in exchange for all 20,000,000 outstanding Series C warrants; and

•	5,598,649 shares of common stock in exchange for 9,000,000 Series D warrants (of which 4,242,717 shares were issued to TCP-managed investment funds in exchange for 6,820,293 outstanding Series D warrants held by such funds).

On July 31, 2007, ITC^DeltaCom and IFN entered into agreements with holders of $52.3 million principal amount of the third lien, senior secured notes, pursuant to which ITC^DeltaCom issued a total of 17,275,791 shares of common stock upon the exchange of such notes, including:

•	7,757,524 shares of common stock in exchange for $23.5 million aggregate principal amount of third lien notes held by WCAS Securityholders;

•	8,259,193 shares of common stock in exchange for $25.0 million aggregate principal amount of third lien notes held by TCP-managed investment funds; and

•	1,259,074 shares of common stock in exchange for $3.815 million aggregate principal amount of third lien notes held by other noteholders.

Other Transactions

On July 31, 2007, concurrently with the completion of the foregoing refinancing and recapitalization transactions, the Company received total gross proceeds of $62.2 million from the following sales of ITC^DeltaCom’s capital stock for cash:

•	sale of 6,937,724 shares of common stock to WCAS Securityholders at a purchase price of $3.03 per share and at an aggregate purchase price of $21 million; and

•	sale of 412,215 shares of a new issue of ITC^DeltaCom’s 6% Series H convertible redeemable preferred stock to institutional investors at a purchase price of $100 per share and at an aggregate purchase price of $41.2 million.

The Series H preferred stock ranks senior to the common stock and each other class of capital stock with respect to dividend rights and distributions upon the liquidation, dissolution or winding up of ITC^DeltaCom. Each share of Series H preferred stock has a stated liquidation preference of $100 and is entitled to receive cash dividends at an annual rate of 6% from the date of issue. ITC^DeltaCom will be obligated to pay an amount equal to any accrued cash dividends with respect to any share when such share is redeemed by ITC^DeltaCom or converted into common stock. ITC^DeltaCom is required to redeem outstanding shares of the Series H preferred stock at a redemption price of $100 per share with the proceeds of a rights offering which ITC^DeltaCom is obligated to undertake pursuant to its agreement with the purchasers of the Series H preferred stock. Pursuant to the rights offering, which ITC^DeltaCom will register under the Securities Act of 1933, ITC^DeltaCom will offer to holders of each share of its common stock on the applicable record date non-transferable rights to purchase shares of common stock at the applicable subscription ratio at a purchase price of $3.03 per share. Based on an assumed subscription ratio of 1.18 shares of common stock per right, which is subject to adjustment, ITC^DeltaCom will issue rights to purchase a total of approximately 13,600,000 shares of common stock. Certain common stockholders of ITC^DeltaCom, including stockholders affiliated with Welsh, Carson, Anderson & Stowe and investment funds managed by TCP, will not participate in the rights offering. Any share of Series H preferred stock that is not redeemed from the proceeds of the rights offering or that is outstanding at January 31, 2008 will mandatorily and automatically convert into 33 shares of common stock. ITC^DeltaCom will not have any right to redeem any of the Series H preferred stock other than from the proceeds of the rights offering. No shares of the Series H preferred stock will be convertible into common stock until the earlier of the date on which such shares are converted following consummation of the rights offering or January 31, 2008.

Equity Grants

Effective on July 31, 2007, to adjust compensatory equity awards granted in the year ended December 31, 2005 to three of the Company’s senior executives for the foregoing recapitalization transactions, the Company’s board of directors approved amendments to outstanding stock unit awards for a total of 14,017 shares of Series A preferred stock and 42,138 shares of Series B preferred stock and outstanding awards of 703,505 Series D warrants to convert those awards into grants of common stock units for a total of 1,575,171 shares of common stock. The vesting provisions applicable to the foregoing common stock units are the same as the vesting provisions of the awards that were amended. Approximately 945,000 of the common stock units represent the 60% of the amended awards that vest over a period of 36 months, which began in the three months ended March 31, 2005. Accordingly, the Company will apply provisions of SFAS No. 123R regarding exchanges of share instruments in conjunction with equity restructurings in the three months ending September 30, 2007.

The following table sets forth, as of June 30, 2007, the Company’s long-term debt and other elements of the Company’s capitalization (1) on an actual basis and (2) on a pro forma basis to give effect to the transactions described in this Note 7 (in thousands):

	June 30, 2007
	Actual	Pro Forma
Long-term debt:
First lien, senior secured notes due July 2009	$236,235	$—
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,200	—	228,800
Second lien secured credit facility due August 2009	56,539	—
Second lien credit facility due July 31, 2014	—	75,000
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $3,811	19,121	—
Third lien, senior secured notes due September 2009, net of unamortized discount of $7,328	25,766	—
10 1/2% senior unsecured notes due September 2007	18,525	—
10% unsecured notes, $2,400 due in 36 monthly installments beginning November 2006 and $2,400 due October 2009	4,327	—
Capital lease obligations at varying interest rates, maturing through March 2010	1,402	63

Total	361,915	303,863
Less current maturities	(19,771)	(1,150)

Total	$342,144	$302,713

Convertible Redeemable Preferred Stock:
Par value $0.01; 665,000 shares designated Series A; 201,882 shares issued and outstanding, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	$18,695	$—
Par value $0.01; 1,200,000 shares designated Series B; 607,087 shares issued and outstanding, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	55,992	—
Par value $0.01; 28,000,000 shares designated Series C; 0 shares issued; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—
Par value $0.01; 412,215 shares designated Series H; 412,215 shares outstanding on pro forma basis; entitled to redemption value of $100 per share, plus accrued and unpaid dividends	—	41,222
Discount on Series H convertible preferred stock (1)	—	(41,222)

Total	$74,687	$—

Stockholders’ Equity (Deficit):
Common stock, par value $0.01; 350,000,000 shares authorized; 18,770,942 shares issued and outstanding at June 30, 2007; 66,970,456 shares on pro forma basis	$187	$670
Additional paid-in capital (1)	289,078	635,265
Warrants outstanding	27,492	2,122
Accumulated deficit	(440,522)	(612,109)

Total	$(123,765)	$25,948

The pro forma amounts shown above give effect to the transactions as if they had occurred as of June 30, 2007 and include estimates of costs and expenses of debt and equity issuance. Accordingly, the actual pro forma amounts may differ from the estimated amounts. The pro forma fair value of the common stock to be issued is based on the closing sale price of the Company’s common stock on July 30, 2007 as quoted on the OTC Bulletin Board.

(1)

The Series H preferred stock is considered to have a beneficial conversion feature consisting of an embedded conversion right that is “in-the-money” when issued and, accordingly, pursuant to EITF 98-5, the discount attributable to the conversion feature totaling $41.2 million is recorded in the above pro forma column as an increase to additional paid-in capital.

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

When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Some of these risks are discussed below and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2006 fiscal year and in our subsequent SEC filings. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our 2006 fiscal year and the financial statements and related notes included in that report.

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

As of June 30, 2007, we marketed and sold our integrated communications services through 45 branch offices. As of the same date, our fiber optic network of 11,811 route miles extended from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

During the second quarter of 2007, we:

•

increased earnings before interest, taxes, depreciation and amortization, or EBITDA, to $18.8 million, which represented a 12% increase over the first quarter of 2007 and a 16% increase over the second quarter of 2006;

•

increased business local, data and internet revenues for the fifth consecutive quarter, generating an increase of $2.1 million, or 3%, over the first quarter of 2007 and an increase of $4.9 million, or 7%, over the second quarter of 2006;

•	reported net growth in billable retail business voice lines in service for the seventh consecutive quarter, ending the quarter with 405,721 voice lines in service;

•	increased our core, facilities-based business voice lines in service by approximately 7,100 lines, which represented an annualized growth rate of approximately 9%;

•

increased the percentage of local retail voice lines for which service is provided on our own network to 78% at the end of the second quarter of 2007 from 72% at the end of the second quarter of 2006; and

•

generated $10.7 million in unlevered free cash flow, which we define as net cash provided by operating activities, less capital expenditures, change in accrued capital related costs and equipment purchased through capital leases plus interest expense net of interest income, all as disclosed in the condensed consolidated statements of cash flows or the condensed consolidated statements of operations, which represented a 44% increase over the first quarter of 2007.

The following table presents information about our business as of the dates indicated.

	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Branch offices	45	44	44	43	42

Colocations (1)	266	266	266	266	266

Voice switches, Nortel DMS500, Lucent 5E and DEX	22	22	23	23	23

Frame relay/ATM switches	76	78	78	78	77

Number of employees (2)	1,807	1,867	1,975	1,976	1,917

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Integrated communications services revenues
Long distance and access	$20,220	$19,568	$19,534	$21,527	21,822
Business local, data and internet	79,072	77,025	75,317	74,976	74,219

	99,292	96,593	94,851	96,503	96,041

Equipment sales and related services revenues	6,285	6,893	5,827	6,826	6,860

Wholesale services revenues:
Broadband transport	13,986	13,976	14,318	15,040	14,947
Local interconnection	1,644	1,900	1,507	1,945	1,982
Directory assistance and operator services	1,387	1,429	1,985	2,633	2,604
Other	978	1,043	1,285	1,171	1,377

Total wholesale services revenues	17,995	18,348	19,095	20,789	20,910

Total operating revenues	$123,572	$121,834	$119,773	$124,118	$123,811

Increase (decrease) in total operating revenues (from previous quarter)	1.4%	1.7%	(3.5)%	0.2%	3.2%
Retail business lines in service	405,721	403,551	394,842	386,414	382,281
Wholesale lines in service (1)	46,345	49,427	47,702	53,222	53,774

Total business lines in service (2)	452,066	452,978	442,544	439,636	436,055

(1)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(2)	Reported net of lines disconnected or canceled.

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Operating Revenues. Total operating revenues decreased $239,000, or 0.2%, to $123.6 million for the three months ended June 30, 2007 (the “2007 quarter”) from $123.8 million for the three months ended June 30, 2006 (the “2006 quarter”). Total operating revenues increased $1.7 million, or 0.7%, to $245.4 million for the six months ended June 30, 2007 (the “2007 six-month period”) from $243.7 million for the six months ended June 30, 2006 (the “2006 six-month period”).

The slight decline in total operating revenues for the 2007 quarter was primarily attributable to lower wholesale services revenues. Total operating revenues increased $1.7 million, or 1.4%, in the 2007 quarter over the quarter ended March 31, 2007 as a result of an increase in our integrated communications services revenues.

Integrated communications services revenues increased $3.3 million, or 3.4%, to $99.3 million for the 2007 quarter from $96.0 million for the 2006 quarter. Integrated communications services revenues for the 2007 six-month period increased $5.5 million, or 2.9%, to $195.9 million from $190.4 million for the 2006 six-month period. The increase for the 2007 quarter and 2007 six-month period resulted primarily from an increase in local service revenues of $5.4 million in the 2007 quarter and $11.1 million in the 2007 six-month period. The increases in the 2007 periods were offset in part by a decrease of $1.6 million in the 2007 quarter and $4.8 million in the 2007 six-month period in our long distance service revenues. Long distance revenues decreased to approximately 16% of our total operating revenues in the 2007 periods from 18% of our total operating revenues in the 2006 periods. We continue to experience increased competition from Voice over Internet Protocol, or VoIP, and wireless competitive offerings.

We continue to pursue a strategy to improve profitability by reducing the proportion of our local lines provided through higher cost resale and Unbundled Network Element-Platform, or UNE-P, services. As a result, we experienced an increase of approximately 42,200 facilities-based local lines and a decrease of approximately 18,800 in resale and UNE-P lines from the end of the 2006 quarter to the end of the 2007 quarter. During the 2007 quarter, we achieved a net increase in billable local lines of approximately 2,200 lines through our addition of approximately 7,100 facilities-based local lines, net of approximately 4,900 resale and UNE-P lines that were disconnected or converted to facilities-based lines.

Revenues from equipment sales and related services decreased $575,000, or 8.3%, to $6.3 million in the 2007 quarter from $6.9 million in the 2006 quarter. Revenues from equipment sales and related services increased $1.8 million, or 15.8%, from $11.4 million for the 2006 six-month period to $13.2 million for the 2007 six-month period. Revenues from equipment sales and related services decreased $608,000, or 8.8%, for the 2007 quarter from $6.9 million in the first quarter of 2007. The lower revenues for the 2007 quarter were primarily attributable to a decrease in new equipment sold. Revenues from equipment sales increased for the 2007 six-month period as a result of the increased volume of equipment sold.

Revenues generated by sales of wholesale services for the 2007 quarter decreased by $2.9 million, or 13.9%, to $18.0 million from $20.9 million in the 2006 quarter and declined 13.4%, or $5.6 million, to $36.3 million in the 2007 six-month period from $41.9 million in the 2006 six-month period. The decrease for the 2007 quarter and 2007 six-month period resulted primarily from the loss of a significant customer of our operator services and directory assistance services and from decreased broadband transport revenues due to competitive market pressures and industry consolidation.

Cost of Services and Equipment. Total cost of services and equipment of $58.7 million, which represented 47.5% of total operating revenues for the 2007 quarter, decreased $5.0 million from total cost of services of $63.7 million, which represented 51.5% of total operating revenues for the 2006 quarter. Total cost of services and equipment of $116.8 million, or 47.6% of total operating revenues, for the 2007 six-month period represented a decrease of $9.3 million from total cost of services and equipment of $126.1 million, or 51.7% of total operating revenues, for the 2006 six-month period. The decrease in total cost of services for the 2007 periods was attributable to a reduction in our long distance costs and in our overall cost structure.

The reduction in our long distance costs was attributable to a reduction in our average cost per minute due to cost savings initiatives and to lower long distance volume. The reduction in our overall cost structure was due to a reduction in the number of high-cost UNE-P and resale lines in both absolute numbers and as a percentage of total lines and to our initiatives to improve network efficiencies, including renegotiation of our contracts with other carriers, expansion of DS1 central office colocations with BellSouth in 2006, use of alternative local providers, least-cost routing of interexchange carrier calls, and improved vendor audit and dispute processes. The positive impact of these factors was partially offset by the cost of new facilities required to support the increase in services provided to our customers.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $46.1 million, or 37.3% of total operating revenues, for the 2007 quarter increased $1.9 million from $44.2 million, or 35.7% of total operating revenues, for the 2006 quarter. Selling, operations and administration expense of $93.1 million, or 37.9% of total operating revenues, for the 2007 six-month period increased $3.2 million from $89.9 million, or 36.9% of total operating revenues, for the 2006 six-month period. The increase in selling, operations and administration expense for the 2007 periods was primarily attributable to increased compensation costs. We also experienced higher costs in professional fees, maintenance and facilities costs in the 2007 periods compared to the 2006 periods, as we continued to make improvements to enhance operational efficiencies.

The total number of our employees decreased to 1,807 at June 30, 2007 from 1,975 at December 31, 2006. Approximately 29% of the reduction was related to operator service positions associated with the loss of a significant customer in our operator services and directory assistance wholesale business. We continue to maintain sales-related functions at or above levels achieved in the fourth quarter of 2006 and expect to continue investing in a strong sales presence located in our branch offices near our customers.

Depreciation and Amortization. Depreciation and amortization expense increased $3.9 million from $14.4 million in the 2006 quarter to $18.3 million in the 2007 quarter and increased $7.6 million from $28.0 million in the 2006 six-month period to $35.6 million in the 2007 six-month period. The increase in depreciation and amortization expense was primarily attributable to depreciation of capital assets we placed in service in 2006 and 2007.

Interest Expense. Interest expense increased $1.5 million from $14.1 million for the 2006 quarter to $15.6 million for the 2007 quarter and increased $3.0 million from $27.9 million for the 2006 six-month period to $30.9 million for the 2007 six-month period. The increase was attributable to higher average balances of outstanding borrowings resulting from additional first lien note borrowings of $21.0 million we incurred in November 2006 and to an increase in the weighted average interest rates that accrued on our outstanding borrowings, which increased from 15.4% at June 30, 2006 to 15.6% at June 30, 2007. Of our interest expense for the 2007 and 2006 quarters, we paid in-kind interest of $2.0 million for the 2007 quarter compared to $1.6 million for the 2006 quarter and $3.9 million for the 2007 six-month period compared to $2.8 million for the 2006 six-month period. Interest expense resulting from amortization of debt discount and debt issuance costs increased $100,000 from $2.0 million for the 2006 quarter to $2.1 million for the 2007 quarter and increased $300,000 from $3.9 million for the 2006 six-month period to $4.2 million for the 2007 six-month period.

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

The following table sets forth, for the 2007 and 2006 quarters and six-month periods, a quantitative reconciliation of the differences between EBITDA and net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(14,534)	$(11,682)	$(29,861)	$(26,542)
Depreciation and amortization	18,260	14,404	35,638	28,039
Interest income and expense, net	15,043	13,529	29,741	26,612

EBITDA	$18,769	$16,251	$35,518	$28,109

EBITDA increased $7.4 million from $28.1 million in the 2006 six-month period to $35.5 million in the 2007 six-month period. The increase in EBITDA resulted from an increase of $1.7 million in operating revenues and a decrease of $9.3 million in cost of services and equipment, the effects of which were offset in part by an increase of $3.2 million in selling, operations and administration expense. Excluding stock-based compensation expense, which is included in reported net loss for the periods, of $710,000 and $570,000 for the 2007 and 2006 quarters, respectively, EBITDA would have been $19.5 million and $16.8 million, respectively, for the quarters, and excluding stock-based compensation expense, which is included in reported net loss for the periods, of $1.4 million and $1.3 million for the 2007 and 2006 six-month periods, respectively, EBITDA would have been $36.9 million and $29.4 million, respectively, for the six-month periods.

Unlevered Free Cash Flow. Unlevered free cash flow is defined by us as net cash provided by operating activities, less capital expenditures, change in accrued capital related costs and equipment purchased through capital leases plus interest expense net of interest income, all as disclosed in the condensed consolidated statements of cash flows or the condensed consolidated statements of operations. Unlevered free cash flow is not a measurement of financial performance under GAAP.

We have included data with respect to unlevered free cash flow because our management considers unlevered free cash flow to be a useful, supplemental indicator of its operating performance since, when measured over time, unlevered free cash flow provides supplemental information to investors concerning the growth rate in our operating results and our ability to generate cash flows to satisfy mandatory debt service requirements and make other mandatory, non-discretionary expenditures.

Our management believes that consideration of unlevered free cash flow should be supplemental, however, because unlevered free cash flow has limitations as an analytical financial measure. These limitations include the following:

•	unlevered free cash flow does not reflect our cash expenditures for interest expense or accrued restructuring and merger costs, changes in restricted cash balances or proceeds from sales of fixed assets;

•	we do not pay income taxes due to net operating losses and, therefore, generate greater unlevered free cash flow than a comparable business that does pay income taxes;

•	unlevered free cash flow is subject to variability on a quarterly basis as a result of the timing of payments made or received related to accounts receivable, accounts payable and other current operating assets and liabilities; and

•	unlevered free cash flow may be calculated in a different manner by other companies in our industry, which limits its usefulness as a comparative measure.

Our management compensates for these limitations by relying primarily on our results under GAAP to evaluate our operating performance and by considering independently the economic effects of the foregoing items that are not reflected in unlevered free cash flow. As a result of these limitations, unlevered free cash flow should not be considered as a measure of liquidity nor as an alternative to net cash provided by operating activities, cash used in investing activities, cash provided by (used in) financing activities or change in cash and cash equivalents as calculated in accordance with GAAP.

The following table sets forth, for the 2007 and 2006 quarters and six-month periods, a quantitative reconciliation of the differences between unlevered free cash flow and net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net cash provided by operating activities	$8,739	$1,866	$15,135	$1,167
Add:
Interest expense, net of interest income	15,043	13,529	29,741	26,612
Less:
Capital expenditures	(12,826)	(10,469)	(21,870)	(18,780)
Change in accrued capital related costs	(279)	185	(3,453)	(4,048)
Equipment purchased through capital leases	—	—	(1,443)	—

Unlevered free cash flow	$10,677	$5,111	$18,110	$4,951

Liquidity and Capital Resources

On July 31, 2007, we completed transactions in which we refinanced or retired substantially all of our outstanding funded debt primarily with the proceeds of new senior secured credit facilities, eliminated all series of our previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of our capital stock. Immediately after the completion of the transactions, ITC^DeltaCom’s outstanding capital stock consisted of approximately 66,970,000 shares of common stock and 412,215 shares of a new issue of preferred stock convertible into a maximum of approximately 13,603,000 shares of common stock. Upon the completion of the transactions, we had outstanding funded debt under new senior secured credit facilities in the aggregate principal amount of $305 million, a $10 million available but unutilized revolving credit facility and approximately $50 million in unrestricted cash.

We expect that the effect of these transactions will be to enhance our liquidity and overall financial condition by reducing our annual borrowing costs by approximately $25 million, of which we expect to realize reductions of approximately $12 million in cash interest costs and reductions of approximately $13 million in non-cash, payment-in-kind interest and amortization of debt issue costs, and by eliminating approximately $7 million of annual in-kind dividends on our formerly outstanding preferred stock. The foregoing transactions resulted in an approximately $25 million reduction of current liabilities, $39 million reduction of long-term debt, $75 million reduction of book value of preferred stock, $5 million increase in deferred financing costs, and $150 million increase in stockholders’ equity.

Refinancing Transactions. On July 31, 2007, ITC^DeltaCom’s wholly-owned subsidiary, Interstate FiberNet, Inc., (“IFN”), as the borrower, and ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries, as guarantors, entered into (1) a first lien credit facility in an aggregate principal amount of $240 million, which consists of a $230 million term loan facility and a $10 million revolving credit facility, and (2) a second lien credit facility in an aggregate principal amount of $75 million. IFN drew the full amounts available under the first lien term loan facility and the second lien credit facility on July 31, 2007 and applied (a) $246.1 million to repay all outstanding first lien, senior secured notes due 2009, (b) $57.2 million to repay all loans outstanding under IFN’s existing second lien credit facility, (c) $5.6 million to repay all outstanding third lien, senior secured notes due 2009 not exchanged for ITC^DeltaCom’s common stock (as described below), (d) $4.3 million to repay outstanding vendor notes and (e) $1.4 million to repay capital leases. In addition, we escrowed amounts necessary to repay in full on August 13, 2007 $18.5 million principal amount of our 10 1/2 % senior unsecured notes due 2009. In connection with the transactions, we will recognize the write-off of approximately $8 million of debt issuance cost associated with the extinguished debt.

The first lien credit facility is provided by various institutional lenders. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility will begin in the first quarter of 2008. We may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at our option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) LIBOR plus 4.00%. Borrowings under the revolving credit facility bear interest, at our option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon our consolidated leverage ratio at the specified measurement date. We may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million. The obligations under the first lien credit facility are secured by a first priority security interest in, and a first priority lien on, substantially all of the assets of ITC^DeltaCom and our subsidiaries.

The second lien credit facility is provided by investment funds managed by Tennenbaum Capital Partners, LLC (“TCP”), which is an investment firm. TCP-managed investment funds were holders of IFN’s first lien, senior secured notes and third lien, senior secured notes, as well as lenders under IFN’s previous second lien credit facility, repaid with the proceeds of the new credit facilities. In addition, TCP-managed investment funds have extended some of the loans under our new first lien term loan credit facility. The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the second lien credit facility. Prepayment of borrowings outstanding under the second lien credit facility before July 31, 2009 will require payment of a premium. Borrowings outstanding under this facility bear interest, at our option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. For interest payments covering any interest period ending on or before July 31, 2009, we may elect to pay interest under the facility either entirely in cash or as payment-in-kind interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash. The obligations under the second lien credit facility are secured by a second priority security interest in, and a second priority lien on, substantially all of the assets of ITC^DeltaCom and our subsidiaries.

The new credit facilities contain customary affirmative and negative covenants, including covenants restricting our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of our assets, pay dividends or make other distributions, make investments, and engage in transactions with affiliated persons. We are subject to financial covenants under both credit facilities limiting our annual capital expenditures and specifying (as defined for the purposes of the credit facility agreements) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. The first lien credit facility agreement contains additional financial covenants specifying (as defined for purposes of the first lien credit facility agreement) the minimum ratio of our consolidated EBITDA to consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA for each measurement period.

Recapitalization Transactions. On July 31, 2007, we entered into agreements with various holders of our 8% Series A convertible redeemable preferred stock, 8% Series B convertible redeemable preferred stock, Series B warrants originally issued on October 6, 2003, Series C warrants originally issued on March 29, 2005 and Series D warrants originally issued on July 26, 2005, pursuant to which we issued a total of 23,990,004 shares of common stock upon the conversion or exchange of those securities. Pursuant to the agreements, we issued:

•

1,747,929 shares of common stock upon the conversion of 50% of the 201,882 outstanding shares of Series A preferred stock and redeemed for cash the remaining 50% of the outstanding shares of Series A preferred stock for an aggregate redemption price of $11,000,425;

•

16,642,943 shares of common stock to persons affiliated or associated with Welsh, Carson, Anderson & Stowe (the “WCAS Securityholders”), our majority stockholder, and 483 shares to a non-WCAS Securityholder, including (1) 11,735,080 shares of common stock upon the conversion of all 607,087 outstanding shares of the Series B preferred stock, (2) 5,789 shares of common stock in exchange for all 3,000,000 outstanding Series B warrants and (3) 4,902,557 shares of common stock in exchange for all 20,000,000 outstanding Series C warrants; and

•

5,598,649 shares of common stock in exchange for 9,000,000 Series D warrants (of which 4,242,717 shares were issued to TCP-managed investment funds in exchange for 6,820,293 outstanding Series D warrants held by such funds).

On July 31, 2007, we entered into agreements with holders of $52.3 million principal amount of the third lien, senior secured notes issued by IFN, pursuant to which we issued a total of 17,275,791 shares of common stock upon the exchange of such notes, including:

•	7,757,524 shares of common stock in exchange for $23.5 million aggregate principal amount of third lien notes held by WCAS Securityholders;

•	8,259,193 shares of common stock in exchange for $25.0 million aggregate principal amount of third lien notes held by TCP-managed investment funds; and

•	1,259,074 shares of common stock in exchange for $3.815 million aggregate principal amount of third lien notes held by other noteholders.

Other Transactions. On July 31, 2007, concurrently with the completion of the foregoing refinancing and recapitalization transactions, we received total gross proceeds of $62.2 million from the following sales of our capital stock for cash:

•	sale of 6,937,724 shares of common stock to WCAS Securityholders at a purchase price of $3.03 per share and at an aggregate purchase price of $21 million; and

•

sale of 412,215 shares of a new issue of our 6% Series H convertible redeemable preferred stock to institutional investors at a purchase price of $100 per share and at an aggregate purchase price of $41.2 million.

The Series H preferred stock ranks senior to the common stock and each other class of our capital stock with respect to dividend rights and distributions upon the liquidation, dissolution or winding up of ITC^DeltaCom. Each share of Series H preferred stock has a stated liquidation preference of $100 and is entitled to receive cash dividends at an annual rate of 6% from the date of issue. We will be obligated to pay an amount equal to any accrued cash dividends with respect to any share when such share is redeemed by us or converted into common stock. We are required to redeem outstanding shares of the Series H preferred stock at a redemption price of $100 per share with the proceeds of a rights offering which we are obligated to undertake pursuant to our agreement with the purchasers of the Series H preferred stock. Pursuant to the rights offering, which we will register under the Securities Act of 1933, we will offer to holders of each share of our common stock on the applicable record date non-transferable rights to purchase shares of our common stock at the applicable subscription ratio at a purchase price of $3.03 per share. Based on an assumed subscription ratio of 1.18 shares of common stock per right, which is subject to adjustment, we will issue rights to purchase a total of approximately 13,600,000 shares of common stock. Some of our principal common stockholders, including stockholders affiliated with Welsh, Carson, Anderson & Stowe and investment funds managed by TCP, will not participate in the rights offering. Any share of Series H preferred stock that is not redeemed from the proceeds of the rights offering or that is outstanding at January 31, 2008 will mandatorily and automatically convert into 33 shares of common stock. We will not have any right to redeem any of the Series H preferred stock other than from the proceeds of the rights offering. No shares of the Series H preferred stock will be convertible into our common stock until the earlier of the date on which such shares are converted following consummation of the rights offering or January 31, 2008.

Sources and Uses of Cash. During the 2007 and 2006 six-month periods, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by (used in) operating activities was $15.1 million in the 2007 six-month period and $1.2 million in the 2006 six-month period. Changes in working capital were $(1.1) million in the 2007 six-month period and $(9.7) million in the 2006 six-month period. The decrease in working capital in the 2007 six-month period resulted primarily from an increase of $1.7 million in prepaid expenses and a reduction of $2.1 million in trade accounts payable, which were offset by a reduction of $1.7 million in inventory, and as well as to an increase of $947,000 in unearned revenue. In the 2006 six-month period, working capital decreased due to a $7.3 million reduction in trade accounts payable, a $1.8 million increase in prepaid expenses, a $1.0 million reduction in accrued interest and a $2.7 million reduction in accrued liabilities, which were partially offset by a $2.2 million reduction in accounts receivable and an increase of $709,000 in unearned revenue.

Cash used in investing activities was $26.4 million in the 2007 six-month period and $22.2 million in the 2006 six-month period. In the 2007 six-month period, we used $25.3 million to fund capital expenditures and $701,000 to pay accrued restructuring costs primarily related to prior years. In the 2006 six-month period, we used $22.8 million to fund capital expenditures and $698,000 to pay accrued restructuring and merger costs.

Cash used in financing activities in the 2007 six-month period of $476,000 was applied to repayment of long-term debt and capital lease obligations and $2.8 million was used to pay costs associated with our July 31, 2007 refinancing and recapitalization transactions. Cash used by financing activities in the 2006 six-month period of $1.0 million was applied to repayment of long-term debt, capital lease obligations and other long-term liabilities.

At June 30, 2007, we had approximately $361.9 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 15.6%, including debt discount and excluding deferred financing costs.

Capital Lease Commitment. In February 2007, we entered into a capital lease providing for up to an aggregate of $7.5 million financing available through June 30, 2007 for the acquisition of network telecommunications equipment. Prior to our repayment of the lease as part of our July 31, 2007 refinancing transactions, interest costs included in the lease accrued at an effective annual rate of 13.4% over the three-year term of the lease. During the 2007 six-month period, we purchased $1.4 million of equipment under the terms of the lease.

Cash Requirements. At June 30, 2007, we had entered into agreements with vendors to purchase approximately $7.1 million of services and property, plant and equipment during 2007 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2007 will total approximately $45 million to $50 million, including $2.2 million of commitments at June 30, 2007. At June 30, 2007, we had made $25.3 million of capital expenditures in 2007. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

We believe that our cash on hand, the cash flows we expect to generate from operations under our current business plan including the $12 million reduction in annual cash borrowing costs as a result of our refinancing and recapitalization will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including our $305 million of first and second lien credit facility debt as of July 31, 2007. All $305 million of our outstanding borrowings under our first and second lien credit facility debt at July 31, 2007 accrue interest at variable rates. A change of one percentage point in the interest rate applicable to our $305 million of variable-rate debt as of July 31,2007 would result in a fluctuation of approximately $3 million in our annual interest expense payable in cash.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of our debt to market risk. The actual impact of changes in market interest rates on our debt may differ significantly from the impact shown in this sensitivity analysis.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective as of the quarterly dividend period ended September 30, 2006, our board of directors suspended indefinitely the quarterly payment of dividends on our 8% Series A convertible redeemable preferred stock and 8% Series B convertible redeemable preferred stock to comply with provisions of the Delaware General Corporation Law that condition our payment of dividends on compliance with specified financial tests. The dividends that would have been payable for the quarterly dividend period ended June 30, 2007 and cumulatively through June 30, 2007 would have totaled $428,000 and $1.7 million, respectively, on the Series A preferred stock and $1.3 million and $5 million, respectively, on the Series B preferred stock. On July 31, 2007, in connection with the recapitalization we completed on July 31, 2007, which is described elsewhere in this report, all outstanding shares of the Series A preferred stock and the Series B preferred stock were either converted into common stock or redeemed.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)    The Company held its 2007 annual meeting at stockholders on May 8, 2007. All holders of record of the Company’s common stock at the close of business on March 30, 2007 were eligible to vote at the 2007 annual meeting.

(c)    Each holder of common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of March 30, 2007, there were 18,766,942 shares of common stock outstanding, which represented a total of 18,766,942 votes entitled to vote at the annual meeting.

At the 2007 annual meeting, the stockholders approved a proposal to elect each of the seven nominees to the board of directors.

Nominee	Votes For	Votes Withheld
John Almeida, Jr.	12,266,655	152,162
Randall E. Curran	12,266,271	152,546
John J. DeLucca	12,341,083	77,734
Clyde A. Heintzelman	12,340,917	77,900
Michael E. Leitner	12,232,480	186,337
Thomas E. McInerney	12,266,733	152,084
Philip M. Tseng	12,233,150	185,667

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC. (Registrant)

Date: August 13, 2007	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.