Form 10-Q
period 2007-09-30
ITC DELTACOM INC
filed 2007-11-14
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 9, 2007
Common Stock, $.01 par value	67,007,996 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of ITC^DeltaCom, Inc. and Subsidiaries for the three and nine months ended September 30, 2007 and 2006	5

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the nine months ended September 30, 2007 and 2006	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signature		29

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,428	$67,643
Restricted cash	1,413	1,008
Accounts receivable, less allowance for doubtful accounts of $4,046 and $4,772 in 2007 and 2006, respectively	61,166	58,679
Inventory	3,187	5,340
Prepaid expenses and other	5,840	5,278

Total current assets	130,034	137,948

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $200,292 and $147,110 in 2007 and 2006, respectively	224,571	242,519

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $12,490 and $10,585 in 2007 and 2006, respectively	7,981	9,887
Other long-term assets	12,325	10,119

Total other long-term assets	55,415	55,115

Total assets	$410,020	$435,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$31,430	$31,567
Construction	2,783	5,780
Accrued interest	455	9,865
Accrued compensation	7,042	4,195
Unearned revenue	21,316	20,622
Other accrued liabilities	23,934	22,624
Current portion of long-term debt and capital lease obligations (Note 3)	1,754	19,286

Total current liabilities	88,714	113,939

LONG-TERM LIABILITIES:
Other long-term liabilities (Notes 3 and 6)	3,785	3,173
Long-term debt and capital lease obligations (Note 3)	300,971	335,339

Total long-term liabilities	304,756	338,512

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 4):
Par value $0.01; 665,000 shares designated Series A in 2002; 201,882 shares issued and outstanding in 2006, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	—	18,555
Par value $0.01; 1,200,000 shares designated Series B in 2003; 607,087 shares issued and outstanding in 2006, respectively, entitled to redemption value of $100 per share, plus accrued and unpaid dividends	—	55,615
Par value $0.01; 28,000,000 shares designated Series C in 2005; 0 shares issued in 2007 and 2006; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—
Par value $0.01; 412,215 shares designated Series H in 2007; 412,215 shares issued and outstanding in 2007; entitled to redemption value of $100 per share, plus accrued and unpaid dividends, net of beneficial conversion discount of $27,481 in 2007	13,740	—

Total convertible redeemable preferred stock	13,740	74,170

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 4):
Common stock, par value $0.01; 350,000,000 shares authorized; 67,007,996 and 18,766,942 shares issued and outstanding in 2007 and 2006, respectively	670	187
Additional paid-in capital	674,086	288,025
Warrants outstanding	2,122	27,492
Accumulated deficit	(672,419)	(406,743)
Accumulated other comprehensive income (loss) (Note 3)	(1,649)	—

Total stockholders’ equity/(deficit)	2,810	(91,039)

Total liabilities and stockholders’ equity (deficit)	$410,020	$435,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
OPERATING REVENUES:
Integrated communications services	$100,380	$96,503	$296,265	$286,915
Equipment sales and related services	7,027	6,826	20,205	18,262
Wholesale services	17,355	20,789	53,697	62,690

TOTAL OPERATING REVENUES	124,762	124,118	370,167	367,867

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	58,838	61,492	175,615	187,556
Selling, operations and administration expense (Note 5)	48,713	45,102	141,823	134,995
Depreciation and amortization	19,449	15,345	55,087	43,384
Restructuring	—	242	24	480

Total operating expenses	127,000	122,181	372,549	366,415

OPERATING INCOME (LOSS)	(2,238)	1,937	(2,382)	1,452

OTHER (EXPENSE) INCOME:
Interest expense	(11,395)	(14,634)	(42,279)	(42,497)
Interest income	546	619	1,690	1,869
Prepayment penalties on debt extinguished (Note 3)	(8,208)	—	(8,208)	—
Debt issuance cost write-off (Note 3)	(7,298)	—	(7,298)	—
Loss on extinguishment of debt (Note 3)	(105,269)	—	(105,269)	—
Cost of unused equity commitment (Note 4)	(1,620)	—	(1,620)	—
Other income	(41)	167	(18)	722

Total other expense, net	(133,285)	(13,848)	(163,002)	(39,906)

LOSS BEFORE INCOME TAXES	(135,523)	(11,911)	(165,384)	(38,454)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(135,523)	(11,911)	(165,384)	(38,454)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(14,154)	(1,877)	(18,072)	(5,535)
CHARGE DUE TO PREFERRED STOCK REDEMPTION AND CONVERSION (Note 4)	(44,250)	—	(44,250)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(193,927)	$(13,788)	$(227,706)	$(43,989)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(3.82)	$(0.74)	$(7.71)	$(2.35)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	50,758,877	18,752,130	29,548,810	18,747,577

COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(135,523)	$(11,911)	$(165,384)	$(38,454)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax (Note 3)	(1,649)	—	(1,649)	—

COMPREHENSIVE INCOME (LOSS)	$(137,172)	$(11,911)	$(167,033)	$(38,454)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,384)	$(38,454)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	55,087	43,384
Provision for uncollectible accounts	2,748	2,769
Stock-based compensation	4,699	1,884
Amortization of debt issuance costs and debt discount	5,327	5,886
Write-off of debt issuance costs	7,298	—
Non-cash loss on extinguishment of debt	105,269	—
Prepayment penalty paid in common stock	235	—
Interest paid in common stock	332	—
Interest paid in kind	3,948	4,703
Net (gain) loss on sale of fixed assets	45	(668)
Changes in current operating assets and liabilities:
Accounts receivable, net	(4,990)	(460)
Inventory	2,153	(580)
Prepaid expenses	(563)	(1,634)
Accounts payable	(2,125)	(778)
Accrued interest	(9,410)	6,604
Unearned revenue	695	1,392
Accrued compensation and other accrued liabilities	4,059	(1,526)

Total adjustments	174,807	60,976

Net cash provided by operating activities	9,423	22,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,835)	(29,512)
Change in accrued capital related costs	(2,996)	(4,276)
Proceeds from sale of fixed and intangible assets	—	1,576
Other	48	(119)
Change in restricted cash	(405)	100
Payment for accrued restructuring and merger costs	(1,005)	(1,060)

Cash used in investing activities	(38,193)	(33,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	20,580	—
Proceeds from sale of Series H preferred stock, net of issuance costs	39,301	—
Redemption of Series A preferred stock	(11,001)	—
Proceeds from long-term debt, capital lease and other long-term obligations, net of issuance costs	292,402	—
Repayments of long-term debt, capital lease and other long-term obligations	(321,727)	(1,014)

Cash provided by (used in) financing activities	19,555	(1,014)

CHANGE IN CASH AND CASH EQUIVALENTS	(9,215)	(11,783)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,643	69,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,428	$57,577

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$42,084	$25,304

NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$18,072	$5,535
Common stock issued for conversion of preferred stock	$114,605	$—

	Nine Months Ended September 30,
	2007	2006
Common stock issued for extinguishment of long-term debt	$146,277	$—
Equipment purchased through capital leases	$1,443	$—

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

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2006 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2007. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2007 or any other period.

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

2.	Recent Accounting Pronouncements

A description of recent accounting pronouncements applicable to the Company is set forth in Note 2 of the consolidated financial statements included in the 2006 Form 10-K. The adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007, did not have a material effect on the Company’s consolidated results of operations or financial condition.

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
First lien term loan facility due July 31, 2013, net of unamortized discount of $2,331	$227,669	$—
Second lien credit facility due July 31, 2014	75,000	—
First lien, senior secured notes due July 2009	—	233,999
Second lien secured credit facility due August 2009	—	56,326
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $4,658	—	17,661

	September 30, 2007	December 31, 2006
Third lien, senior secured notes due September 2009, net of unamortized discount of $8,855	—	23,353
10 1/2% senior unsecured notes due September 2007	—	18,525
10% unsecured notes, $2,400 due in 36 monthly installments beginning November 2006 and $2,400 due October 2009	—	4,685
Capital lease obligations at varying interest rates, maturing through August 2009	56	76

Total	302,725	354,625
Less current maturities	(1,754)	(19,286)

Total	$300,971	$335,339

On July 31, 2007, the Company completed transactions (collectively, the “refinancing and recapitalization”) described below that refinanced or retired substantially all of the Company’s outstanding debt and restructured other components of the Company’s capital structure. Upon the completion of the refinancing and recapitalization, the Company had outstanding funded debt under new senior secured credit facilities in the aggregate principal amount of $305 million, a $10 million available but unutilized revolving credit facility and a capital lease obligation of $61,000.

On July 31, 2007, ITC^DeltaCom’s wholly-owned subsidiary, Interstate FiberNet, Inc. (“IFN”), as the borrower, and ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries, as guarantors, entered into (1) a first lien credit facility in an aggregate principal amount of $240 million, which consists of a $230 million term loan facility and a $10 million revolving credit facility, and (2) a second lien credit facility in an aggregate principal amount of $75 million. IFN drew the full amounts available under the first lien term loan facility and the second lien credit facility on July 31, 2007 and applied the proceeds of such borrowings as set forth below. The Company has accounted for the repayment of all of the long-term debt identified below as extinguishments of debt in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125,” and Emerging Issues Task Force 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, the Company has recognized in its financial statements for the three months ended September 30, 2007 extinguishment by payment of the following obligations:

•

all $246.1 million of principal and accrued interest outstanding under the first lien, senior secured notes due 2009 (“first lien notes”), and prepayment penalty expense of 3% of the principal prepaid, or $7.1 million paid in cash;

•	all $57.2 million of principal and accrued interest outstanding under the second lien credit facility due 2009;

•

all $5.6 million of principal and accrued interest outstanding under third lien, senior secured notes due 2009 (“third lien notes”) not exchanged for ITC^DeltaCom’s common stock (as described below), and prepayment penalty expense of 2% of the principal prepaid, or approximately $85,000 paid in cash, as well as a loss on extinguishment of this debt of $914,000 from the write-off of unamortized debt discount;

•	all $4.3 million of principal and accrued interest outstanding under vendor notes;

•	$1.4 million of capital leases; and

•	all $18.5 million of principal and accrued interest outstanding under the 10 1/2 % senior unsecured notes due September 2007.

As part of the refinancing and recapitalization, ITC^DeltaCom and IFN entered into agreements with holders of $51.7 million aggregate principal amount of the third lien notes, pursuant to which ITC^DeltaCom issued a total of 17,275,791 shares of common stock in exchange for such notes. Approximately $22.9 million in principal amount of such notes were held by the Welsh Carson securityholders, which consist of investment funds, and affiliates and associates of such investment funds, that constitute Welsh, Carson, Anderson & Stowe, a private equity firm. Both before and after the transactions, the Welsh Carson securityholders, as a group, beneficially owned ITC^DeltaCom capital stock representing a majority of ITC^DeltaCom’s voting power. A portion of the third lien notes were held by private investment funds (the “TCP funds”) managed by Tennenbaum Capital Partners LLC (“TCP”). At the time of the refinancing and recapitalization, the TCP funds did not own any capital stock of the Company and, accordingly, were not stockholders of the Company.

The Company accounted for the repayment of the notes as extinguishments of debt and valued the shares of common stock exchanged for such notes at $8.50 per share based on the closing sale price of the Company’s common stock on July 30, 2007 as reported on the OTC Bulletin Board. In connection with these transactions, the Company recognized in its financial statements for the three months ended September 30, 2007 loss on extinguishment of debt of:

•

$46.1 million from the issuance of 7,757,524 shares of common stock valued at $65.9 million in exchange for $22.9 million aggregate principal amount of third lien notes (consisting of $19.3 million net of debt discount) held by the Welsh Carson securityholders, prepayment penalty expense of 2% of the principal prepaid, or approximately $223,000 paid in cash and $235,000 paid in common stock, and accrued interest of $332,000 paid in common stock;

•

$50.5 million from the issuance of 8,259,193 shares of common stock valued at $70.2 million in exchange for $25.0 million aggregate principal amount of third lien notes (consisting of $19.7 million net of debt discount) held by TCP funds, and prepayment penalty expense of 2% of the principal prepaid, or approximately $500,000 paid in cash; and

•

$7.7 million from the issuance of 1,259,074 shares of common stock valued at $10.7 million in exchange for $3.815 million aggregate principal amount of third lien notes (consisting of $3.0 million net of debt discount) held by other note holders, and prepayment penalty expense of 2% of the principal prepaid, or approximately $76,000 paid in cash.

The Company wrote off a total of approximately $7.3 million of debt issuance cost associated with the extinguished debt.

The new first lien credit facility was initially funded by an institutional lender that, after the facility closing on July 31, 2007, syndicated the facility to other lenders, including TCP funds. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility will begin in the first quarter of 2008. IFN may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at IFN’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the London interbank offered rate (“LIBOR”) plus 4.00%. Borrowings under the revolving credit facility bear interest, at IFN’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. IFN may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million. The obligations under the first lien credit facility are secured by a first priority security interest in, and a first priority lien on, substantially all of the assets of ITC^DeltaCom and its subsidiaries.

The new second lien credit facility was provided by TCP funds that were holders of some of IFN’s first lien notes and third lien notes, as well as lenders under IFN’s previous second lien credit facility. The new second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the second lien credit facility. Prepayment of borrowings outstanding under this facility before July 31, 2009 will require payment of a premium of approximately $1.5 million if the borrowings are prepaid prior to July 31, 2008, or approximately $750,000 if the borrowings are prepaid on or after July 31, 2008 and before July 31, 2009. Borrowings outstanding under the second lien credit facility bear interest, at IFN’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. For interest payments covering any interest period ending on or before July 31, 2009, IFN may elect to pay interest under the facility either entirely in cash or as payment-in-kind (“PIK”) interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash. The obligations under the second lien credit facility are secured by a second priority security interest in, and a second priority lien on, substantially all of the assets of ITC^DeltaCom and its subsidiaries.

The new credit facilities contain customary affirmative and negative covenants, including covenants restricting the ability of ITC^DeltaCom and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of their assets, pay dividends or make other distributions, make investments, and engage in transactions with affiliated persons. The Company and its subsidiaries are subject to financial covenants under both credit facilities limiting annual capital expenditures and specifying (as defined for the purposes of the credit facility agreements) the maximum ratio of total consolidated indebtedness to consolidated EBITDA for each measurement period. The first lien credit facility agreement contains additional financial covenants specifying (as defined for purposes of the first lien credit facility agreement) the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of first lien consolidated indebtedness to consolidated EBITDA for each measurement period. The Company was in compliance with all of its operating and financial covenants under the new credit facilities as of September 30, 2007 and under its previous debt agreements as of March 31, 2007 and June 30, 2007.

Under terms of the new first lien and second lien credit agreements, the Company agreed to hedge at least 50% of the aggregate principal amount of borrowings outstanding under the facilities, so that such borrowings will be effectively subject to a fixed or maximum interest rate for a period of two years commencing, within 90 days of July 31, 2007. As of July 31, 2007, $305 million principal amount of borrowings were outstanding under the facilities. As described above, borrowings outstanding under each facility accrue interest equal to either a specified base rate or LIBOR plus a specified margin. The Company has elected to pay interest based on a variable three-month LIBOR rate. The Company’s objective is to hedge the variability in the cash flows of the interest payments on $210 million, or 68.9% of its variable-rate debt. On August 24, 2007, the Company entered into a receive-floating, pay-fixed interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk due to the variable three-month LIBOR rates designated in the credit agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of floating-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. The Company will pay interest under the swap on the last day of each quarter through September 30, 2009.

The Company accounts for the swap in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“FASB No. 133”). FASB No. 133 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required by FASB No. 133 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The transaction qualifies as a cash flow hedge under FASB No. 133. The critical terms of the hedging instrument match the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument match the same terms of the interest-bearing liability. The Company assesses the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company will use the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective as of September 30, 2007. Under FASB No. 133, the Company will recognize (1) the swap at its fair value as an asset or liability in its balance sheet and mark the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings, and (4) hedge ineffectiveness immediately in earnings. The fair value of the transaction was a $1.6 million liability at September 30, 2007 and is included in other long-term liabilities in the accompanying condensed consolidated balance sheets and in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2007.

The first lien notes repaid on July 31, 2007 accrued interest, payable quarterly, at an annual rate equal to LIBOR plus 8%, with the portion of any interest in excess of a 12% annual rate payable-in-kind at the Company’s option, and accrued PIK interest, payable on a quarterly basis, at an annual rate of 0.5%. Borrowings under the second lien secured credit facility repaid on July 31, 2007 accrued cash interest at an annual rate equal to LIBOR plus 7.75% and accrued PIK interest, payable on a quarterly basis, at an annual rate of 0.75%. The third lien notes repaid on July 31, 2007 accrued interest, payable quarterly, at an annual rate of LIBOR plus 7.5%, with the portion of any interest in excess of a 12% annual rate payable in-kind at the Company’s option, and accrued additional PIK interest, payable on a quarterly basis, at an annual rate of 4.5%.

4.	Equity Transactions

On July 31, 2007, the Company completed transactions in which it eliminated all series of its previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of its capital stock. Immediately after the completion of the transactions, ITC^DeltaCom’s outstanding capital stock consisted of approximately 66,970,000 shares of common stock and 412,215 shares of a new issue of preferred stock convertible into a maximum of 13,603,095 shares of common stock.

On July 31, 2007, ITC^DeltaCom entered into agreements with various holders of its 8% Series A convertible redeemable preferred stock, 8% Series B convertible redeemable preferred stock, Series B warrants originally issued on October 6, 2003, Series C warrants originally issued on March 29, 2005 and Series D warrants originally issued on July 26, 2005, pursuant to which ITC^DeltaCom issued a total of 23,990,004 shares of common stock upon the conversion or exchange of those securities. In accounting for these transactions, the Company valued the shares of common stock issued for the conversion and redemption of preferred stock as further described below, at $8.50 per share based on the closing sale price of the Company’s common stock on July 30, 2007 as reported on the OTC Bulletin Board. Pursuant to the agreements, ITC^DeltaCom:

•

recognized a charge to its common stockholders of approximately $5.5 million in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2007, as the result of the issuance of 1,747,929 shares of common stock valued at $14.9 million upon the conversion of 50% of the 201,882 outstanding shares of Series A preferred stock and the redemption for $11.0 million of cash of the remaining 50% of the outstanding shares of Series A preferred stock;

•

recognized a charge to its common stockholders of approximately $38.8 million in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2007, as the result of the issuance of 11,735,080 shares of common stock valued at $99.7 million upon the conversion of all 607,087 outstanding shares of Series B preferred stock by the Welsh Carson securityholders;

•

recognized the exchange at book value of $4.8 million of all 3,000,000 outstanding Series B warrants for 5,789 shares of common stock, of which 5,306 shares were issued to Welsh Carson securityholders and 483 shares were issued to an unrelated party;

•	recognized the exchange at book value of $7.6 million of all 20,000,000 outstanding Series C warrants for 4,902,557 shares of common stock issued to Welsh Carson securityholders; and

•

recognized the exchange at book value of $13 million of 9,000,000 Series D warrants for 5,598,649 shares of common stock, of which 4,242,717 shares were issued to TCP funds in exchange for 6,820,293 outstanding Series D warrants held by such funds.

On July 31, 2007, concurrently with the completion of the refinancing and recapitalization transactions discussed in Note 3, the Company received total gross proceeds of $62.2 million from the following sales of ITC^DeltaCom’s capital stock for cash, including:

•

gross proceeds of $21 million received from the sale of 6,937,724 shares of common stock to Welsh Carson securityholders, for which the Company recognized a charge to its retained deficit for a special distribution to its stockholders of $38 million, which represented the excess of the trading value of $8.50 per share over the purchase price of $3.03 per share for the shares sold; and

•

gross proceeds of $41.2 million from the sale of 412,215 shares of a new issue of ITC^DeltaCom’s 6% Series H convertible redeemable preferred stock to institutional investors at a purchase price of $100 per share and at an aggregate purchase price of $41.2 million. The Series H preferred stock is convertible into a maximum of 13,603,095 shares of common stock by January 31, 2008, if not earlier redeemed as described below. The Company recognized a beneficial conversion feature discount on the preferred stock at its intrinsic value, which was the fair value of the common stock of $7.40 per share at July 16, 2007, the commitment date for the Series H preferred stock investment, less the effective conversion price of $3.03 per share, or $4.37 per share, but limited to the $41.2 million of proceeds received from the sale. The Company recognized the beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheet. The beneficial conversion discount is being accreted to the January 31, 2008 date of redemption and recognized as a charge to common stockholders.

The Series H preferred stock ranks senior to the common stock and each other class of capital stock with respect to dividend rights and distributions upon the liquidation, dissolution or winding up of ITC^DeltaCom. Each share of Series H preferred stock has a stated liquidation preference of $100 and is entitled to receive cash dividends at an annual rate of 6% from the date of issue. ITC^DeltaCom will be obligated to pay an amount equal to any accrued cash dividends with respect to any share when such share is redeemed by ITC^DeltaCom or converted into common stock. ITC^DeltaCom is required to redeem outstanding shares of the Series H preferred stock at a redemption price of $100 per share with the proceeds of a rights offering which ITC^DeltaCom is obligated to undertake pursuant to its agreement with the purchasers of the Series H preferred stock. Pursuant to the rights offering, which ITC^DeltaCom will register under the Securities Act of 1933, ITC^DeltaCom will offer to holders of each share of its common stock on the applicable record date non-transferable rights to purchase shares of common stock at the applicable subscription ratio at a purchase price of $3.03 per share. Based on an assumed subscription ratio of 1.18 shares of common stock per right, which is subject to adjustment, ITC^DeltaCom will issue rights to purchase a total of approximately 13,600,000 shares of common stock. Certain common stockholders of ITC^DeltaCom, including the Welsh Carson securityholders and TCP funds, will not participate in the rights offering. Any share of Series H preferred stock that is not redeemed from the proceeds of the rights offering or that is outstanding at January 31, 2008 will mandatorily and automatically convert into 33 shares of common stock. ITC^DeltaCom will not have any right to redeem any of the Series H preferred stock other than from the proceeds of the rights offering. No shares of the Series H preferred stock will be convertible into common stock until the earlier of the date on which such shares are converted following consummation of the rights offering or January 31, 2008.

Prior to fixing the terms of the recapitalization, the Company solicited proposals for the sale of the common stock from investment banking institutions. The Company negotiated a firm commitment from one of the institutions to purchase common stock at a price of $3.03 per share and paid a nonrefundable commitment fee of $1.6 million. Upon securing a commitment for sale of the Series H preferred stock, the Company terminated the commitment with the investment banking institution and recognized the termination expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months ended September 30, 2007.

On October 29, 2007, ITC^DeltaCom’s Series A warrants, which it issued on October 29, 2002, expired by their terms.

5.	Stock-Based Compensation

The Company has two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Executive Stock Incentive Plan. Effective on July 31, 2007, to adjust compensatory equity awards granted in the year ended December 31, 2005 to three of the Company’s senior executives for the refinancing and recapitalization transactions described in Note 4, the Company’s board of directors approved amendments to outstanding stock unit awards for a total of 14,017 shares of Series A preferred stock and 42,138 shares of Series B preferred stock and outstanding awards of 703,505 Series D warrants to convert those awards into grants of common stock units for a total of 1,575,171 shares of common stock. The vesting provisions applicable to the foregoing common stock units are the same as the vesting provisions of the awards that were amended. Approximately 945,000 of the common stock units represent the 60% of the amended awards that vest over a period of 36 months, which began in the three months ended March 31, 2005. Accordingly, the Company applied provisions of SFAS 123R, “Share-Based Payment,” regarding exchanges of share instruments and accounted for the amendments to the outstanding stock unit awards as a modification of the stock incentives in the three months ended September 30, 2007. The Company determined the incremental compensation cost as the difference in the fair value of the awards immediately after the refinancing and recapitalization compared to the fair value of the awards immediately before the refinancing and recapitalization, and recognized $2.4 million of the compensation cost attributable to the portion of the units vested as of the refinancing and recapitalization date of July 31, 2007 in selling, operations and administration expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2007. As of July 31, 2007, in connection with the modification, the Company began recognizing additional compensation cost of approximately $84,000 monthly over the remaining vesting period of the stock units, which is approximately seven months.

The Company expects that, following the amendment and restatement of the Executive Stock Incentive Plan and the related awards thereunder on July 31, 2007 in connection with the refinancing and recapitalization, no additional awards will be made under the Executive Stock Incentive Plan. The compensation committee of the board of directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing.

On January 1, 2006, the Company adopted the provisions of SFAS 123R, requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company now recognizes compensation cost on a straight-line basis over the vesting periods of the awards.

During the nine months ended September 30, 2007, the Company granted restricted common stock units for 40,000 shares of common stock with a total fair value of $96,000, which the Company is recognizing in expense over the three-year service period. The fair value of the award was determined based on the closing price of the Company’s common stock on the date of the grant. The Company granted no stock options or additional restricted stock units during the three months ended September 30, 2007.

The Company recognized stock-based compensation in the total amount of $3.3 million and $4.7 million in the three and nine months ended September 30, 2007, respectively, including compensation related to existing stock option awards, to restricted stock units granted in the current and prior years, and to equity securities granted to three officers in the year ended December 31, 2005, as modified effective as of July 31, 2007.

6.	Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company in prior years. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2007 through September 30, 2007 (in thousands):

	Balance at December 31, 2006	Accruals	Write-offs/ Payments	Balance at September 30, 2007
Restructuring charges:
Employee severance, retention and relocation	$23	$24	$24	$23
Office space leases	4,327	—	1,005	3,322

Total	$4,350	$24	$1,029	$3,345

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2006	Balance at September 30, 2007
Other accrued liabilities	$1,294	$1,294
Long-term restructuring liabilities	3,056	2,051

Total	$4,350	$3,345

7.	Commitments and Contingencies

Purchase Commitments

At September 30, 2007, the Company had entered into agreements with vendors to purchase approximately $9.2 million of services and property, plant, and equipment during the year ending December 31, 2007 related primarily to the maintenance and improvement of communications facilities and technology services.

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

The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. During 2000, Gulf Power Company was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claim to represent a class of all real property owners over whose property Gulf Power Company has facilities that are used by third parties. The real property owners have alleged that Gulf Power Company does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. Additional plaintiffs have been added through various amendments to the complaint. In November 2005, the trial court entered a declaratory judgment for the plaintiffs. In that decision, the court ruled that the easements do not allow general telecommunications use and that Gulf Power Company did not have the right to apportion the easement for general telecommunications purposes. Gulf Power Company and the Company appealed the declaratory judgment. In October 2006, the Florida First District Court of Appeals dismissed the appeal brought by Gulf Power Company and the Company on the basis that the trial court’s November 2005 ruling was not a final order and therefore not yet subject to appeal. In April 2007, the trial court entered an order certifying a class for declaratory and injunctive relief of property owners over whose property Gulf Power Company owns an easement on which Gulf Power Company has allowed installation of fiber optic cable that is used for purposes other than transmitting electricity and Gulf Power Company’s own electricity-related internal communications. The trial court’s order also denied the motions filed by Gulf Power Company and the Company to vacate the prior declaratory judgment and for summary judgment and continued the plaintiffs’ motion for a permanent injunction, which would restrict the Company’s ability to add new customers and services over the disputed route. The parties have submitted a proposed settlement to the trial court for approval that would allow for the Company’s continued use of the fiber over the right-of-way; however, the Company cannot provide any assurance as to whether the settlement will be consummated as proposed due to the contingencies to which the settlement is subject. As proposed, the settlement would not result in a material adverse effect upon the Company’s financial position or results of operations.

Regulatory Proceedings

The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the Federal Communications Commission (the “FCC”), particularly in connection with actions by the regional Bell operating companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including the Company. Some of these initiatives already have succeeded, while others are pending. In August 2007, for example, the FCC agreed to relax its regulation of regional Bell operating company affiliate relationships, thereby enabling these companies to realize greater economic and operational efficiencies and to compete more effectively against competitive carriers, including the Company. In October 2007, the FCC agreed to relax its dominant carrier regulations applicable to AT&T Inc. and other incumbent carriers for certain forms of broadband services. Still under consideration by the FCC are petitions filed by Verizon Communications and Qwest Communications for regulatory relief from certain wholesale service obligations in key markets in their service territories. Although the Company does not currently have substantial operations in these markets, the general trend toward the deregulation by the FCC, particularly in connection with the regional Bell operating companies, means that it may become more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

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

Overview

We are one of the largest facilities-based competitive providers of integrated communications services, principally to businesses, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance, high-speed or broadband communications, and Internet access connectivity, and sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis.

As of September 30, 2007, we marketed and sold our integrated communications services through 45 branch offices. As of the same date, our fiber optic network of 11,811 route miles extended from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

During the third quarter of 2007, we:

•	increased total operating revenues for the third consecutive quarter;

•

increased earnings before interest, taxes, depreciation and amortization, or “EBITDA,” excluding the $122.4 million combined impact of costs and losses resulting from the extinguishment of debt and unused equity commitment in connection with our refinancing and recapitalization on July 31, 2007, and excluding $3.3 million of stock-based compensation, to $20.5 million, or $81.9 million on an annualized basis, which represented a 5% increase over the second quarter of 2007 and a 13% increase over the third quarter of 2006;

•

increased business local, data and Internet revenues for the sixth consecutive quarter, generating an increase of $1.8 million, or 2%, over the second quarter of 2007 and an increase of $5.9 million, or 8%, over the third quarter of 2006;

•	increased equipment sales 12% over the second quarter of 2007;

•	reduced cost of services and equipment as a percentage of total operating revenues to 47.2% from 47.5% in the second quarter of 2007 and 49.5% in the third quarter of 2006;

•	reported net growth in billable retail business voice lines in service for the eighth consecutive quarter, ending the quarter with 411,612 voice lines in service;

•	increased our core, facilities-based business voice lines in service by approximately 11,700 lines, which represented an annualized growth rate of approximately 15%;

•	increased the percentage of local retail voice lines for which service is provided on our own network to 80% at September 30, 2007 from 74% at September 30, 2006;

•

completed refinancing and recapitalization transactions on July 31, 2007 that reduced our outstanding debt, lowered our cost of capital, strengthened our balance sheet and reduced our annual borrowing costs by approximately $25 million, including approximately $12 million in cash interest costs and approximately $13 million in non-cash, payment-in-kind interest and amortization of debt issue costs, and eliminated approximately $7 million of annual in-kind dividends on our formerly outstanding preferred stock; and

•	generated $13.1 million in unlevered free cash flow, excluding $9.9 million in accrued interest paid in the quarter as a result of our refinancing consummated on July 31, 2007.

The following table presents information about our business as of the dates indicated.

	September 30, 2007	June 30 2007	March 31, 2007	December 31, 2006	September 30, 2006
Branch offices	45	45	44	44	43
Colocations (1)	267	266	266	266	266
Voice switches, Nortel DMS500 and Lucent 5E	22	22	22	23	23
Number of employees (2)	1,813	1,807	1,867	1,975	1,976

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
Integrated communications services revenues
Long distance and access	$19,476	$20,220	$19,568	$19,534	$21,527
Business local, data and Internet	80,904	79,072	77,025	75,317	74,976

	100,380	99,292	96,593	94,851	96,503

Equipment sales and related services revenues	7,027	6,285	6,893	5,827	6,826

Wholesale services revenues:
Broadband transport	13,613	13,986	13,976	14,318	15,040
Local interconnection	1,434	1,644	1,900	1,507	1,945
Directory assistance and operator services	1,402	1,387	1,429	1,985	2,633
Other	906	978	1,043	1,285	1,171

Total wholesale services revenues	17,355	17,995	18,348	19,095	20,789

Total operating revenues	$124,762	$123,572	$121,834	$119,773	$124,118

Increase (decrease) in total operating revenues (from previous quarter)	1.0%	1.4%	1.7%	(3.5)%	0.2%

Retail business voice lines in service(1)
UNE-T and UNE lines(2)	327,915	316,267	309,178	295,995	284,415
Resale and UNE-P lines(3)	83,697	89,454	94,373	98,847	101,999

Total retail business voice lines in service	411,612	405,721	403,551	394,842	386,414

Wholesale lines in service (4)	42,596	46,345	49,427	47,702	53,222

Total business lines in service (5)	454,208	452,066	452,978	442,544	439,636

(1)	Lines in service include only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is not included.
(2)	Facilities-based service offering in which we provide local transport through our owned and operated switching facilities.
(3)	Resale service offering in which we provide local service through a leased switch port and loop from the local operating company.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Our operating results for the three and nine months ended September 30, 2007 were significantly affected by the transactions we completed on July 31, 2007, which we refer to as our “refinancing and recapitalization.” See Notes 3, 4 and 5 to the condensed consolidated financial statements appearing elsewhere in this report for information about how we have accounted for these transactions.

Operating Revenues. Total operating revenues increased $644,000, or 0.5%, to $124.8 million for the three months ended September 30, 2007 (the “2007 quarter”) from $124.1 million for the three months ended September 30, 2006 (the “2006 quarter”). Total operating revenues increased $2.3 million, or 0.6%, to $370.2 million for the nine months ended September 30, 2007 (the “2007 nine-month period”) from $367.9 million for the nine months ended September 30, 2006 (the “2006 nine-month period”).

The slight increase in total operating revenues for the 2007 quarter over the 2006 quarter, as well as an increase in total operating revenues of $1.2 million, or 1.0%, in the 2007 quarter over the quarter ended June 30, 2007, resulted primarily from an increase in our equipment sales and integrated communications services revenues.

Integrated communications services revenues increased $3.9 million, or 4.0%, to $100.4 million for the 2007 quarter from $96.5 million for the 2006 quarter. Integrated communications services revenues for the 2007 nine-month period increased $9.4 million, or 3.3%, to $296.3 million from $286.9 million for the 2006 nine-month period. The increase for the 2007 quarter and nine-month periods resulted primarily from an increase in local service revenues of $5.7 million, or 9.6%, in the 2007 quarter and $16.8 million, or 9.7%, in the 2007 nine-month period. The increases in the 2007 periods were offset in part by a decrease of $2.1 million in the 2007 quarter and $6.9 million in the 2007 nine-month period in our long distance and access revenues. Long distance and access revenues decreased to approximately 16.0% of our total operating revenues in the 2007 periods from 18.0% of our total operating revenues in the 2006 periods. We continue to experience increased competition in the provision of long distance services from Voice over Internet Protocol, or “VoIP,” and wireless competitive offerings, and we expect we may continue to experience declines in long distance revenues. Our long distance revenues also have been adversely affected by our competitors’ sales of bundled services that incorporate long distance services.

We continue to pursue a strategy to improve profitability by reducing the proportion of our local lines provided through higher cost resale and Unbundled Network Element-Platform, or “UNE-P,” services. As a result, we experienced an increase of approximately 43,500 facilities-based local lines and a decrease of approximately 18,300 in resale and UNE-P lines from the end of the 2006 quarter to the end of the 2007 quarter. During the 2007 quarter, we achieved a net increase in billable local lines of approximately 5,900 lines through our addition of approximately 11,700 facilities-based local lines, net of approximately 5,800 resale and UNE-P lines that were disconnected or converted to facilities-based lines.

Revenues from equipment sales and related services increased $201,000, or 2.9%, to $7.0 million in the 2007 quarter from $6.8 million in the 2006 quarter. Revenues from equipment sales and related services increased $1.9 million, or 10.4%, from $18.3 million for the 2006 nine-month period to $20.2 million for the 2007 nine-month period. Revenues from equipment sales and related services increased $742,000, or 11.8%, to $7.0 million for the 2007 quarter from $6.3 million in the second quarter of 2007. The increased revenues for the 2007 periods were primarily attributable to increases in new equipment sold.

Revenues generated by sales of wholesale services for the 2007 quarter decreased by $3.4 million, or 16.3%, to $17.4 million from $20.8 million in the 2006 quarter and declined 14.4%, or $9.0 million, to $53.7 million in the 2007 nine-month period from $62.7 million in the 2006 nine-month period. The decrease for the 2007 quarter and nine-month periods resulted primarily from the loss of a significant customer of our operator services and directory assistance services and from decreased broadband transport revenues due to competitive market pressures and industry consolidation.

Cost of Services and Equipment. Total cost of services and equipment of $58.8 million, which represented 47.2% of total operating revenues for the 2007 quarter, decreased $2.7 million from total cost of services of $61.5 million, which represented 49.5% of total operating revenues for the 2006 quarter. Total cost of services and equipment of $175.6 million, or 47.4% of total operating revenues, for the 2007 nine-month period represented a decrease of $12.0 million from total cost of services and equipment of $187.6 million, or 51.0% of total operating revenues, for the 2006 nine-month period. The decrease in total cost of services for the 2007 periods was attributable to a reduction in our long distance costs and in our overall cost structure.

The reduction in our long distance costs was attributable to a reduction in our average cost per minute due to results of our cost savings initiatives and to lower long distance volume. The reduction in our overall cost structure resulted from a reduction in the number of high-cost UNE-P and resale lines in both absolute numbers and as a percentage of total lines and to our initiatives to improve network efficiencies. Our initiatives have included renegotiation of our contracts with other carriers, expansion of DS1 central office colocations with AT&T, use of alternative local providers, least-cost routing of interexchange carrier calls, and improved vendor audit and dispute processes. The positive impact of these factors was partially offset by the cost of new facilities required to support the increase in services provided to our customers.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $48.7 million, or 39.0% of total operating revenues, for the 2007 quarter increased $3.6 million from $45.1 million, or 36.3% of total operating revenues, for the 2006 quarter. Selling, operations and administration expense of $141.8 million, or 38.3% of total operating revenues, for the 2007 nine-month period increased $6.8 million from $135.0 million, or 36.5% of total operating revenues, for the 2006 nine-month period. The increase in selling, operations and administration expense for the 2007 quarter was primarily attributable to higher stock-based compensation costs, which increased $2.7 million while other compensation costs increased approximately $600,000 over the 2006 quarter. The increase in selling, operations and administration expense for the 2007 nine-month period was attributable to increased stock-based compensation costs, which increased $2.8 million while other compensation costs increased approximately $3.3 million over the 2006 nine-month period. Other components of selling, operations and administration expense in the 2007 periods increased slightly or remained comparable to such expense incurred in the 2006 periods.

The total number of our employees decreased to 1,813 at September 30, 2007 from 1,975 at December 31, 2006. Approximately 30% of the reduction affected operator service positions associated with the loss of a significant customer in our operator services and directory assistance wholesale business. Throughout 2007, we have continued to maintain sales-related functions at or above levels achieved in the fourth quarter of 2006 and plan to continue investing in a strong sales presence located in our branch offices.

Depreciation and Amortization. Depreciation and amortization expense increased $4.1 million from $15.3 million in the 2006 quarter to $19.4 million in the 2007 quarter and increased $11.7 million from $43.4 million in the 2006 nine-month period to $55.1 million in the 2007 nine-month period. The increase in depreciation and amortization expense was primarily attributable to depreciation of capital assets we placed in service in 2006 and 2007.

Interest Expense. Interest expense decreased $3.2 million from $14.6 million for the 2006 quarter to $11.4 million for the 2007 quarter and decreased $218,000 from $42.5 million for the 2006 nine-month period to $42.3 million for the 2007 nine-month period. The decrease in the 2007 periods was attributable to the reduction in average weighted interest rates on our outstanding borrowings and, for the 2007 quarter, a reduction in our average outstanding debt balances, in each case resulting from the refinancing and recapitalization we completed in the 2007 quarter. We reduced our average outstanding debt balances from approximately $358 million (not including discount) during the 2006 quarter to $305 million (not including discount) during the 2007 quarter. The weighted average interest rate on our borrowings declined from 15.6% at September 30, 2006 to 9.9% at September 30, 2007, including the effect of the cash flow hedge of interest rates in effect at September 30, 2007. The decrease in weighted average interest rates and average outstanding debt balances for the last two months of the 2007 nine-month period was substantially offset by higher average outstanding balances for most of the 2007 nine-month period compared to the 2006 nine-month period. Of our interest expense for the 2006 quarter, we paid in-kind interest of $1.9 million for the 2006 quarter (and no such interest for the 2007 quarter) and $3.9 million for the 2007 nine-month period compared to $4.7 million for the 2006 nine-month period. Interest expense resulting from amortization of debt discount and debt issuance costs decreased $900,000 from $2.0 million for the 2006 quarter to $1.1 million for the 2007 quarter and decreased $600,000 from $5.9 million for the 2006 nine-month period to $5.3 million for the 2007 nine-month period.

Prepayment Penalties on Debt Extinguished. In connection with the extinguishment of debt in the refinancing and recapitalization, we paid prepayment penalties totaling $8.2 million. Of this amount, we paid $7.1 million as a result of prepayment of the outstanding principal balance of the first lien notes which were due July 2009 and $1.1 million as a result of prepayment of the third lien notes which were due September 2009. Welsh Carson securityholders, as described below, received prepayment penalties of $223,000 in cash and $235,000 in common stock, and TCP funds, as described below, received prepayment penalties of $500,000.

Debt Issuance Cost Write-Off. Debt issuance cost write-off resulted from the write-off of $7.3 million of debt issuance cost associated with the debt that was extinguished in the refinancing and recapitalization.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $104.3 million in connection with the refinancing and recapitalization as a result of our issuance of 17,275,791 shares of common stock valued at $146.3 million in exchange for third lien notes in an aggregate principal amount of $52.3 million (consisting of $42 million net of debt discount). In addition, loss on extinguishment of debt of $914,000 resulted from the write-off of unamortized debt discount associated with the third lien notes that were repaid in cash.

Cost of Unused Equity Commitment. Cost of unused equity commitment resulted from payment of a nonrefundable commitment fee of $1.6 million to an investment banking institution in exchange for its $29 million commitment to purchase common stock in our proposed refinancing and recapitalization. Upon securing a commitment for our sale of the Series H preferred stock, we terminated the commitment with the investment banking institution.

EBITDA. EBITDA represents net loss before interest, taxes, depreciation and amortization. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or “GAAP.” We have included data with respect to EBITDA because our management evaluates and projects the performance of our business using several measures, including EBITDA. Management considers EBITDA to be an important supplemental indicator of our operating performance, particularly as compared to the operating performance of our competitors, because this measure eliminates many differences among companies in financial, capitalization and tax structures, capital investment cycles and ages of related assets, as well as some recurring non-cash and non-operating supplemental information to investors regarding our operating performance, and facilitates comparisons by investors between the operating performance of our company and the operating performance of our competitors. Our management believes that consideration of EBITDA should be supplemental, because EBITDA has limitations as an analytical financial measure. These limitations include the following:

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

The following table sets forth, for the 2007 and 2006 quarters and nine-month periods, a quantitative reconciliation of EBITDA to net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(135,523)	$(11,911)	$(165,384)	$(38,454)
Depreciation and amortization	19,449	15,345	55,087	43,384
Interest income and expense, net	10,849	14,015	40,589	40,628

EBITDA	$(105,225)	$17,449	$(69,708)	$45,558

EBITDA decreased $115.3 million from $45.6 million in the 2006 nine-month period to $(69.7) million in the 2007 nine-month period. EBITDA would have been $57.4 million in the 2007 nine-month period before giving effect to the following:

•

$122.4 million combined impact of the costs and losses resulting from the extinguishment of debt and unused equity commitment in connection with our refinancing and recapitalization, which reflected prepayment penalties of $8.2 million, write-off of debt issuance cost of $7.3 million, loss on extinguishment of debt of $105.3 million and cost of unused equity commitment of $1.6 million, all of which are included in reported net loss for the 2007 periods; and

•	stock-based compensation expense, which is included in reported net loss, of $4.7 million and $1.9 million for the 2007 and 2006 nine-month periods, respectively.

Before giving effect to stock-based compensation expense, EBITDA would have been $47.5 million in the 2006 nine-month period. Excluding the foregoing expenses, EBITDA increased $9.9 million in the 2007 nine-month period primarily as the result of decreased cost of services and equipment, the effect of which was offset in part by increased selling, operations and administration expense.

EBITDA decreased $122.6 million from $17.4 million in the 2006 quarter to $(105.2) million in the 2007 quarter. EBITDA would have been $20.5 million in the 2007 quarter before giving effect to the $122.4 million combined impact of the costs and losses resulting from the extinguishment of debt and unused equity commitment, as described above, and to stock-based compensation expense, which is included in reported net loss, of $3.3 million and $569,000 for the 2007 and 2006 quarters, respectively. Before giving effect to stock-based compensation expense, EBITDA would have been $18 million in the 2006 quarter. Excluding the foregoing expenses, EBITDA increased $2.5 million in the 2007 quarter primarily as the result of decreased cost of services and equipment.

Unlevered Free Cash Flow. Unlevered free cash flow is defined by us as net cash provided by operating activities, less capital expenditures, change in accrued capital-related costs and equipment purchased through capital leases, plus interest expense, net of interest income, debt prepayment penalties paid in cash and equity commitment fees paid, all as disclosed in the condensed consolidated statements of cash flows or the condensed consolidated statements of operations and comprehensive income (loss). Unlevered free cash flow is not a measurement of financial performance under GAAP.

We have included data with respect to unlevered free cash flow because our management considers unlevered free cash flow to be a useful, supplemental indicator of our operating performance since, when measured over time, unlevered free cash flow provides supplemental information to investors concerning the growth rate in our operating results and our ability to generate cash flows to satisfy mandatory debt service requirements and make other mandatory, non-discretionary expenditures.

Our management believes that consideration of unlevered free cash flow should be supplemental, however, because unlevered free cash flow has limitations as an analytical financial measure. These limitations include the following:

•

unlevered free cash flow does not reflect our cash expenditures for interest expense or accrued restructuring and merger costs, prepayment penalties on debt paid in cash, equity commitment fees, changes in restricted cash balances or proceeds from sales of fixed assets;

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

Our management compensates for these limitations by relying primarily on our results under GAAP to evaluate our operating performance and by considering independently the economic effects of the foregoing items that are not reflected in unlevered free cash flow. As a result of these limitations, unlevered free cash flow should not be considered as a measure of liquidity nor as an alternative to net cash provided by operating activities, cash used in investing activities, cash provided by (used in) financing activities or change in cash and cash equivalents, as calculated in accordance with GAAP.

The following table sets forth, for the 2007 and 2006 quarters and nine-month periods, a quantitative reconciliation of unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007	2006
Net cash provided by operating activities	$(5,712	) (1)	$21,355 (2)	$9,423	$22,522
Add:
Interest expense, net of interest income	10,849		14,015	40,590	40,627
Prepayment penalties on debt paid in cash	7,973		—	7,973	—
Equity commitment fee	1,620		—	1,620	—
Less:
Capital expenditures	(11,965)		(10,732)	(33,835)	(29,512)
Change in accrued capital-related costs	457		(228)	(2,996)	(4,276)
Equipment purchased through capital leases	—		—	(1,443)	—

Unlevered free cash flow	$3,222		$24,410	$21,332	$29,361

(1)

Cash payments of interest during the three months ended September 30, 2007 included two quarterly interest payments, and totaled $19.5 million compared to interest expense of $11.4 million for this period. Before our refinancing consummated on July 31, 2007, interest payments were due and made on the first day of each quarter. After the refinancing, interest payments were due and made on the last day of the quarter. The additional quarterly interest paid during this quarter as a result of the refinancing totaled $9.9 million.

(2)

Cash payments of interest during the three months ended September 30, 2006 totaled $3.2 million compared to interest expense of $14.6 million for this period. The quarter ended September 30, 2006, ended on a non-business day and as a result, quarterly interest payments were paid on the first business day of the next quarter.

Liquidity and Capital Resources

On July 31, 2007, we completed refinancing and recapitalization transactions in which we refinanced or retired substantially all of our outstanding funded debt primarily with the proceeds of new senior secured credit facilities, eliminated all series of our previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of our capital stock. Immediately after the completion of the transactions, our outstanding capital stock consisted of approximately 66,970,000 shares of common stock and 412,215 shares of a new issue of preferred stock convertible into a maximum of 13,063,095 shares of common stock. Upon the completion of the transactions, we had outstanding funded debt under new senior secured credit facilities in the aggregate principal amount of $305 million, a $10 million available but unutilized revolving credit facility and approximately $50 million in unrestricted cash.

We expect that the effect of these transactions will be to enhance our liquidity and overall financial condition by reducing our annual borrowing costs by approximately $25 million, of which we expect to realize reductions of approximately $12 million in cash interest costs and reductions of approximately $13 million in non-cash, payment-in-kind interest and amortization of debt issue costs, and by eliminating approximately $7 million of annual in-kind dividends on our formerly outstanding preferred stock. The foregoing transactions resulted in a $25 million reduction of current liabilities, a $40 million reduction of long-term debt, a $75 million reduction of book value of preferred stock, a $5 million increase in deferred financing costs, and a $150 million increase in stockholders’ equity.

Refinancing Transactions. On July 31, 2007, ITC^DeltaCom’s wholly-owned subsidiary, Interstate FiberNet, Inc., or “IFN,” as the borrower, and ITC^DeltaCom and our other subsidiaries, as guarantors, entered into (1) a first lien credit facility in an aggregate principal amount of $240 million, which consists of a $230 million term loan facility and a $10 million revolving credit facility, and (2) a second lien credit facility in an aggregate principal amount of $75 million. IFN drew all the full amounts available under the first lien term loan facility and the second lien credit facility on July 31, 2007 and applied (a) $246.1 million to repay all outstanding first lien, senior secured notes due 2009, (b) $57.2 million to repay all loans outstanding under IFN’s existing second lien credit facility, (c) $5.6 million to repay all outstanding third lien, senior secured notes due 2009 not exchanged for ITC^DeltaCom’s common stock (as described below), (d) $4.3 million to repay outstanding vendor notes, and (e) $1.4 million to repay capital leases. In addition, we deposited into escrow funds of approximately $19.3 million necessary to repay in full the $18.5 million principal amount of our 10 1/2 % senior unsecured notes due 2009 and accrued interest. We repaid these notes on August 13, 2007.

The new first lien credit facility is provided by various lenders. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility will begin in the first quarter of 2008. IFN may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at IFN’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the London interbank offered rate, or “LIBOR,” plus 4.00%. Borrowings under the revolving credit facility bear interest, at IFN’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon our consolidated leverage ratio at the specified measurement date. IFN may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million. The obligations under the first lien credit facility are secured by a first priority security interest in, and a first priority lien on, substantially all of the assets of ITC^DeltaCom and our subsidiaries.

The new second lien credit facility is provided by investment funds managed by Tennenbaum Capital Partners, LLC, which is an investment firm, and which we refer to as “TCP.” TCP funds were holders of some of IFN’s first lien, senior secured notes and third lien, senior secured notes, as well as lenders under IFN’s previous second lien credit facility, repaid with the proceeds of the new credit facilities. TCP funds also extended some of the loans under our new first lien term loan facility after the facility was syndicated by the initial institutional lender following the facility closing. The new second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the second lien credit facility. Prepayment of borrowings outstanding under this facility before July 31, 2009 will require payment of a premium of approximately $1.5 million if the borrowings are prepaid prior to July 31, 2008, or approximately $750,000 if the borrowings are prepaid on or after July 31, 2008 and before July 31, 2009. Borrowings outstanding under the second lien credit facility bear interest, at IFN’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. For interest payments covering any interest period ending on or before July 31, 2009, IFN may elect to pay interest under the facility either entirely in cash or as payment-in-kind, or “PIK,” interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash. The obligations under the second lien credit facility are secured by a second priority security interest in, and a second priority lien on, substantially all of the assets of ITC^DeltaCom and our subsidiaries.

The new credit facilities contain customary affirmative and negative covenants, including covenants restricting the ability of ITC^DeltaCom and our subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of their assets, pay dividends or make other distributions, make investments, and engage in transactions with affiliated persons. ITC^DeltaCom and our subsidiaries are subject to financial covenants under both credit facilities limiting annual capital expenditures and specifying (as defined for the purposes of the credit facility agreements) the maximum ratio of total consolidated indebtedness to consolidated EBITDA for each measurement period. The first lien credit facility agreement contains additional financial covenants specifying (as defined for purposes of the first lien credit facility agreement) the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of first lien consolidated indebtedness to consolidated EBITDA for each measurement period. We were in compliance with all of our operating and financial covenants under the new credit facilities as of September 30, 2007 and under our previous debt agreements as of March 31, 2007 and June 30, 2007.

On August 24, 2007, we entered into a interest rate swap transaction with a financial institution to modify our effective interest liability with respect to $210 million of our $305 million outstanding variable interest rate first lien term loan and second lien credit facility debt obligations. The effective date of the transaction was September 28, 2007. The swap, which terminates on September 30, 2009, fixes the LIBOR portion of the interest rate on $210 million of our variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009.

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

•

16,642,943 shares of common stock to investment funds and other persons currently or previously affiliated or associated with Welsh, Carson, Anderson & Stowe, a private equity firm and our majority stockholder, which we refer to as the “Welsh Carson securityholders,” and 483 shares to a non-Welsh Carson securityholder, including (a) 11,735,080 shares of common stock upon the conversion of all 607,087 outstanding shares of the Series B preferred stock, (b) 5,789 shares of common stock in exchange for all 3,000,000 outstanding Series B warrants and (c) 4,902,557 shares of common stock in exchange for all 20,000,000 outstanding Series C warrants; and

•

5,598,649 shares of common stock in exchange for 9,000,000 Series D warrants (of which 4,242,717 shares were issued to TCP funds in exchange for 6,820,293 outstanding Series D warrants held by such funds).

On July 31, 2007, we and IFN entered into agreements with holders of $51.7 million principal amount of our third lien, senior secured notes, which were supported by ITC^DeltaCom’s full and unconditioned guarantee, pursuant to which we issued a total of 17,275,791 shares of common stock upon the exchange of such notes, including:

•

7,757,524 shares of common stock in exchange for $22.9 million aggregate principal amount of third lien notes, prepayment penalties of $235,000 and accrued interest of $332,000 on the notes held by Welsh Carson securityholders;

•	8,259,193 shares of common stock in exchange for $25.0 million aggregate principal amount of third lien notes held by TCP funds; and

•	1,259,074 shares of common stock in exchange for $3.815 million aggregate principal amount of third lien notes held by other note holders.

On July 31, 2007, concurrently with the completion of the foregoing conversion and exchange transactions, we received total gross proceeds of $62.2 million from the following sales of our capital stock for cash:

•	sale of 6,937,724 shares of common stock to Welsh Carson securityholders at a purchase price of $3.03 per share and at an aggregate purchase price of $21 million; and

•

sale of 412,215 shares of a new issue of our 6% Series H convertible redeemable preferred stock to institutional investors at a purchase price of $100 per share and at an aggregate purchase price of $41.2 million.

Terms of the Series H preferred stock are described in Note 4 to the condensed consolidated financial statements appearing elsewhere in this report.

Sources and Uses of Cash. During the 2007 and 2006 nine-month periods, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by operating activities was $9.4 million in the 2007 nine-month period and $22.5 million in the 2006 nine-month period. Of the decrease in the 2007 nine-month period, $9.6 million resulted from prepayment penalties and cost of unused equity commitment we incurred in connection with our refinancing and recapitalization. Changes in working capital were $(10.2) million in the 2007 nine-month period and $3 million in the 2006 nine-month period. The decrease in working capital in the 2007 nine-month period was attributable primarily to payment of accrued interest on the extinguished debt, which resulted in a decrease of $9.4 million in accrued interest, a $5 million increase in accounts receivable, and a $2.1 million decrease in accounts payable. The effect of those factors was offset in part by a reduction in inventory of $2.2 million and an increase in accrued compensation and other accrued liabilities of $4.1 million. In the 2006 nine-month period, working capital increased primarily due to a $6.6 million increase in accrued interest, a $1.4 million increase in unearned revenue which was offset by a $1.6 million increase in prepaid expenses, an increase in accounts receivable of $460,000, an increase in inventory of $580,000, a reduction in accounts payable of $778,000, and a $1.5 million reduction in accrued liabilities.

Cash used in investing activities was $38.2 million in the 2007 nine-month period and $33.3 million in the 2006 nine-month period. In the 2007 nine-month period, we used $36.8 million to fund capital expenditures, $1.0 million to pay accrued restructuring and merger costs related to prior years and $405,000 to increase restricted cash funds. In the 2006 nine-month period, we used $33.8 million to fund capital expenditures and $1.1 million to pay accrued restructuring and merger costs, net of $1.6 million of proceeds received from the sale of fixed and intangible assets.

Cash provided by financing activities in the 2007 nine-month period of $19.6 million reflected proceeds of $60.0 million from the sale of common stock and sale of Series H preferred stock, net of issuance costs, and proceeds of $292.4 million from first lien and second lien credit facilities, net of issuance costs, we received on July 31, 2007 in our refinancing and recapitalization. We used $11.0 million of cash in financing activities to redeem 50% of our Series A preferred stock and $321.2 million to repay substantially all of our outstanding long-term debt in our refinancing and recapitalization, in addition to approximately $476,000 which we had applied to capital lease payments earlier in 2007. Cash used by financing activities in the 2006 nine-month period of $1.0 million was applied to repayment of long-term debt, capital lease obligations and other long-term liabilities.

At September 30, 2007, we had approximately $302.7 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 9.9%, including debt discount and excluding deferred financing costs.

Capital Lease Commitment. In February 2007, we entered into a capital lease providing for up to an aggregate of $7.5 million of financing available through June 30, 2007 for the acquisition of network telecommunications equipment. Prior to our repayment of the lease as part of our refinancing and recapitalization, interest costs included in the lease accrued at an effective annual rate of 13.4% over the three-year term of the lease. During the 2007 nine-month period, we purchased $1.4 million of equipment under the terms of the lease.

Cash Requirements. At September 30, 2007, we had entered into agreements with vendors to purchase approximately $9.2 million of services and property, plant and equipment during 2007 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the 12 months in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2007 will total approximately $50 million, including $4.5 million of capital commitments at September 30, 2007. At September 30, 2007, we had made $36.8 million of capital expenditures in 2007. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

We believe that our cash on hand, the cash flows we expect to generate from operations under our current business plan, and the $12 million reduction in annual cash borrowing costs we will realize as a result of our refinancing and recapitalization will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $305 million principal amount of our first lien and second lien credit facility debt as of September 30, 2007. All $305 million of such debt accrued interest at variable rates at July 31, 2007. On August 24, 2007, we entered into a receive-floating, pay-fixed interest rate swap agreement with a financial institution that we designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk due to the variable three-month LIBOR rates designated in the credit agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009. As a result, we have reduced the market risk exposure to changing interest rates to $95 million of our outstanding borrowings as of September 30, 2007. A change of one percentage point in the interest rate applicable to this $95 million of variable-rate debt as of September 30, 2007 would result in a fluctuation of approximately $950,000 in our annual interest expense.

The foregoing sensitivity analysis provides only a limited view as of a specific date regarding the sensitivity of some of our debt to market risk. The actual impact of changes in market interest rates on our debt may differ significantly from the impact shown in this sensitivity analysis.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The company is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth under the caption “Legal Proceedings” in the company’s Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. For updated information about some of these proceedings, see note 7 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 7 under the caption “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed under “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2006 could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 3.	Defaults Upon Senior Securities

Effective as of the quarterly dividend period ended September 30, 2006, our board of directors suspended indefinitely the quarterly payment of dividends on our 8% Series A convertible redeemable preferred stock and 8% Series B convertible redeemable preferred stock to comply with provisions of the Delaware General Corporation Law that condition our payment of dividends on compliance with specified financial tests. The dividends that were payable cumulatively through July 31, 2007 totaled $1.8 million on the Series A preferred stock and $5.5 million on the Series B preferred stock. On July 31, 2007, in connection with the refinancing and recapitalization transactions we completed on July 31, 2007, which are described elsewhere in this report, all outstanding shares of the Series A preferred stock and the Series B preferred stock were either converted into common stock or redeemed.

Item 4.	Submission of Matters to a Vote of Security Holders

On July 31, 2007, as reported in its Current Report on Form 8-K filed on August 6, 2007, in connection with the refinancing and recapitalization transactions which it completed on that date and which are described elsewhere in this report, the company:

•

amended the Series A preferred stock certificate of designation, which formed a part of the company’s restated certificate of incorporation, to effectuate the conversion of 50% of the outstanding shares of Series A preferred stock into shares of the company’s common stock and the redemption for cash of the remaining 50% of the outstanding shares of Series A preferred stock, effective as of such date;

•

amended the Series B preferred stock certificate of designation, which formed a part of the company’s restated certificate of incorporation, to effectuate the conversion of all of the outstanding shares of Series B preferred stock into shares of the company’s common stock, effective as of such date;

•

filed with the Delaware Secretary of State a certificate that eliminated from the company’s restated certificate of incorporation all matters set forth in the certificate of designation of the company’s Series C preferred stock, which formed a part of the company’s restated certificate of incorporation; and

•

filed the Series H preferred stock certificate of designation with the Delaware Secretary of State, which, upon filing, created the Series H preferred stock and became a part of the company’s restated certificate of incorporation.

Each of the foregoing actions was approved on July 30, 2007 by the written consent in lieu of a meeting of the holders of more than 66 2/3% of the outstanding shares of the Series A preferred stock and the holders of more than 66 2/3% of the outstanding shares of the Series B preferred stock, each such series voting separately as a class.

Item 5.	Other Information

On November 6, 2007, our board of directors fixed May 13, 2008 as the date on which ITC^DeltaCom will hold its 2008 annual meeting of stockholders.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference in this Quarterly Report on Form 10-Q:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including (a) the Certificate of Amendment to the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, (b) the Certificate of Amendment to the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, (c) the Certificate of Elimination of 8% Series C Convertible Redeemable Preferred Stock, and (d) the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 6% Series H Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof ). Filed as Exhibit 3.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 6, 2007 (the “August 6, 2007 Form 8-K”) and incorporated herein by reference.

4.1	Specimen representing the 6% Series H Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.1 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.1	First Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.1 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.2	First Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.2 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.3	Second Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.3 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.4	Second Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.4 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.5	Equity Purchase and Rights Offering Agreement, dated as of July 16, 2007, among ITC^DeltaCom, Inc. and the Purchasers listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.6	Exchange Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc. and the persons listed under the heading “WCAS Holders” on the signature pages thereof. Filed as Exhibit 10.6 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.7	Exchange Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc. and the persons listed under the heading “TCP Holders” on the signature pages thereof. Filed as Exhibit 10.7 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8	Exchange Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc. and the persons listed under the heading “Babson Entities” on the signature pages thereof. Filed as Exhibit 10.8 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.9	Series A Preferred Stockholder Agreement, dated as of July 31, 2007, among the Company and the persons listed under the heading “Series A Preferred Stockholders” on the signature pages thereof. Filed as Exhibit 10.9 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10	WCAS Exchange Agreement, dated as of July 31, 2007, among the Company and the persons listed under the heading “WCAS Holders” on the signature pages thereof. Filed as Exhibit 10.10 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.11	Series D Warrant Exchange Agreement, dated as of July 31, 2007, among the Company and persons listed under the heading “Warrant Holders” on the signature pages thereof. Filed as Exhibit 10.11 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.12	Stock Purchase Agreement, dated as of July 31, 2007, among the Company and the persons listed under the heading “WCAS Investors” on the signature pages thereof. Filed as Exhibit 10.12 to the August 6, 2007 Form 8- K and incorporated herein by reference.

10.13	Amendment No. 3 to Warrant Agreement, dated as of July 31, 2007, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.13 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.14	Amendment No. 2 to Warrant Agreement, dated as of July 31, 2007, between ITC^DeltaCom, Inc. and Mellon Investor Services LL, as Warrant Agent. Filed as Exhibit 10.14 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.15	Amendment No. 2 to Warrant Agreement, dated as of July 31, 2007, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.15 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.16	Amendment No. 1 to Amended and Restated Governance Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.16 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.17	Amendment No. 3 to Registration Rights Agreement, dated as of July 31, 2007, as amended, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.17 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.18	Amendment No. 1 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.18 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.19	ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan. Filed as Exhibit 10.19 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.20	Form of Common Stock Unit Agreement (Series A Preferred Stock Unit Agreement, as Amended) under ITC^DeltaCom, Inc. Executive Stock Incentive Plan. Filed as Exhibit 10.20 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.21	Form of Common Stock Unit Agreement (Series B Preferred Stock Unit Agreement, as Amended) under ITC^DeltaCom, Inc. Executive Stock Incentive Plan. Filed as Exhibit 10.21 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.22	Form of Common Stock Unit Agreement (Deferred Compensation Agreement, as Amended) under ITC^DeltaCom, Inc. Executive Stock Incentive Plan. Filed as Exhibit 10.22 to the August 6, 2007 Form 8-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32.	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC.
(Registrant)

Date: November 14, 2007	By:	/S/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (including (a) the Certificate of Amendment to the Second Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series A Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, (b) the Certificate of Amendment to the Amended Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 8% Series B Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof, (c) the Certificate of Elimination of 8% Series C Convertible Redeemable Preferred Stock, and (d) the Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 6% Series H Convertible Redeemable Preferred Stock and Qualifications, Limitations and Restrictions Thereof ). Filed as Exhibit 3.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 6, 2007 (the “August 6, 2007 Form 8-K”) and incorporated herein by reference.

4.1	Specimen representing the 6% Series H Convertible Redeemable Preferred Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.1 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.1	First Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.1 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.2	First Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.2 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.3	Second Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.3 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.4	Second Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.4 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.5	Equity Purchase and Rights Offering Agreement, dated as of July 16, 2007, among ITC^DeltaCom, Inc. and the Purchasers listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.6	Exchange Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc. and the persons listed under the heading “WCAS Holders” on the signature pages thereof. Filed as Exhibit 10.6 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.7	Exchange Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc. and the persons listed under the heading “TCP Holders” on the signature pages thereof. Filed as Exhibit 10.7 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8	Exchange Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc. and the persons listed under the heading “Babson Entities” on the signature pages thereof. Filed as Exhibit 10.8 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.9	Series A Preferred Stockholder Agreement, dated as of July 31, 2007, among the Company and the persons listed under the heading “Series A Preferred Stockholders” on the signature pages thereof. Filed as Exhibit 10.9 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10	WCAS Exchange Agreement, dated as of July 31, 2007, among the Company and the persons listed under the heading “WCAS Holders” on the signature pages thereof. Filed as Exhibit 10.10 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.11	Series D Warrant Exchange Agreement, dated as of July 31, 2007, among the Company and persons listed under the heading “Warrant Holders” on the signature pages thereof. Filed as Exhibit 10.11 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.12	Stock Purchase Agreement, dated as of July 31, 2007, among the Company and the persons listed under the heading “WCAS Investors” on the signature pages thereof. Filed as Exhibit 10.12 to the August 6, 2007 Form 8- K and incorporated herein by reference.

10.13	Amendment No. 3 to Warrant Agreement, dated as of July 31, 2007, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.13 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.14	Amendment No. 2 to Warrant Agreement, dated as of July 31, 2007, between ITC^DeltaCom, Inc. and Mellon Investor Services LL, as Warrant Agent. Filed as Exhibit 10.14 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.15	Amendment No. 2 to Warrant Agreement, dated as of July 31, 2007, between ITC^DeltaCom, Inc. and Mellon Investor Services LLC, as Warrant Agent. Filed as Exhibit 10.15 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.16	Amendment No. 1 to Amended and Restated Governance Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.16 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.17	Amendment No. 3 to Registration Rights Agreement, dated as of July 31, 2007, as amended, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.17 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.18	Amendment No. 1 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.18 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.19	ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan. Filed as Exhibit 10.19 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.20	Form of Common Stock Unit Agreement (Series A Preferred Stock Unit Agreement, as Amended) under ITC^DeltaCom, Inc. Executive Stock Incentive Plan. Filed as Exhibit 10.20 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.21	Form of Common Stock Unit Agreement (Series B Preferred Stock Unit Agreement, as Amended) under ITC^DeltaCom, Inc. Executive Stock Incentive Plan. Filed as Exhibit 10.21 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.22	Form of Common Stock Unit Agreement (Deferred Compensation Agreement, as Amended) under ITC^DeltaCom, Inc. Executive Stock Incentive Plan. Filed as Exhibit 10.22 to the August 6, 2007 Form 8-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. Filed herewith.

32.	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350. Filed herewith.