Form 10-K
period 2007-12-31
ITC DELTACOM INC
filed 2008-03-20
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                           Accelerated filer  ☐

Non-accelerated filer    ☐ (Do not check if a smaller reporting company) Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 29, 2007, based upon the last reported sale price of the registrant’s common stock on the OTC Bulletin Board on that date, was approximately $51,000,000.

The number of shares of the registrant’s common stock outstanding on March 17, 2008 was 80,723,241.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2008 Annual Meeting of Stockholders	Part III

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

Overview

We are one of the largest facilities-based competitive providers of integrated communications services, principally to businesses, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance, high-speed or broadband communications, and Internet access connectivity, and sell customer premise equipment to our end-user customers. We also offer our customers a complete office communications solution through our Simpli-Business product that conveniently packages our managed network services and communications devices. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis.

As of December 31, 2007, we conducted our sales and marketing efforts through branch offices in 45 markets. As of the same date, our fiber optic network of 11,811 route miles was deployed from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

We are incorporated in Delaware. Our principal executive offices are located at 7037 Old Madison Pike, Huntsville, Alabama 35806, and our telephone number at that address is (256) 382-5900. We maintain a corporate Internet web site at www.deltacom.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish these reports with the SEC. The contents of our web site are not a part of this report. The SEC maintains an Internet web site at www.sec.gov that contains reports, proxy statements and other information regarding ITC^DeltaCom.

Developments in 2007

During 2007, we focused on improving our operating performance and enhancing our liquidity. As part of these ongoing initiatives, we:

•

strengthened our balance sheet by reducing our outstanding debt by approximately $63 million, lowering our annual borrowing costs by approximately $25 million, and eliminating approximately $7 million of annual in-kind dividends on our formerly outstanding preferred stock through the refinancing and recapitalization transactions we completed on July 31, 2007;

•	increased our business local, data and Internet revenues by $21.7 million, or 9.3%, over 2006;

•	increased our equipment sales by 7.9% over 2006;

•

increased the number of our core, facilities-based retail business lines in service (including both UNE-T and UNE lines) by approximately 43,500 net lines, representing 15% growth over 2006, and increased those lines as a percentage of total retail business lines in service from 75% to 81%; and

•	reduced our cost of services and equipment as a percentage of total operating revenues to 47.2% from 50.1% by eliminating excess costs from our network.

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

The key elements of our business strategy include:

•	deploying a locally based sales force and customer service team in each of our markets to assist customers in selecting the bundle of services that will best meet their needs;

•	providing a complete office communications solution through our conveniently bundled package of network services and communications devices that we manage remotely for our customers;

•	emphasizing service quality to high-margin end-user customers, including businesses and governmental agencies, while selectively targeting stable carrier customers;

•

taking advantage of our extensive deployment of voice and data switches, colocations and transmission equipment, as well as our long-haul fiber optic network facilities, to increase penetration in our current markets; and

•	continuing to focus on improving our operational efficiency, enhancing our liquidity and strengthening our balance sheet.

Our business strategy for 2008 will continue our focus on a solutions-based consultative sales approach to achieve greater penetration in our existing markets. We will seek to differentiate ourselves from our competitors and capitalize on our existing support and service infrastructure by leveraging our flagship offering Simpli-Business and developing other competitive product offerings. We also will continue current initiatives to develop and implement operating systems to improve customer service and our overall customer experience.

Services

We deliver integrated voice and data communications services to end-user customers and other communications providers in the southeastern United States.

Bundled Services Approach. We offer our integrated communications services in a high-quality bundle to small, medium-sized and large businesses at attractive prices. When financially advantageous for us to do so, we seek to bundle our integrated communications services together with communications devices and related installation and maintenance services. Our targeted customers often will have multiple vendors for voice and data communications services, as well as additional vendors for communication devices, each of which may bill the customer separately. Unlike many of these vendors, we are able to provide a single digital T-1 transmission line over which we offer a comprehensive package of local telephone, long distance, Internet access and other integrated communications services. We are able to leverage our experience in providing and maintaining customer premise equipment as well as relationships with leading manufacturers to provide our customers with access to a range of remotely managed office communication devices. We believe that our bundle of services provides an especially attractive means of delivering communications solutions.

Integrated Communications Services. We offer integrated voice, data and equipment services to end-users on a retail basis. We refer to these services, which we describe in more detail below, as our “integrated communications” services. Revenues from these services represented approximately 80% of our total operating revenues for 2007.

Local Services. We offer a wide range of local services, including premium local voice services, such as voicemail, universal messaging and directory assistance. We also offer all local CLASS (Custom Local Area Signaling Services) features, such as, call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. We provide our local services primarily over digital T-1 transmission lines, which have 24 available channels. We also provide various protocol options including primary rate interface, or “PRI,” lines, which have 24 channels, of which 23 are voice channels. In response to regulatory developments, we have de-emphasized our single-line local services offerings in all markets.

Access Trunks. We offer access trunks to customers that own and operate switching equipment on their own premises. The trunks enable the switching equipment of our customers to be connected to our network over a digital T-1 transmission line. These connections provide customers with local and long distance calling capacity on any of the T-1’s 24 available channels.

Long Distance Services. We offer both domestic and international switched and dedicated long distance services, including “1+” outbound dialing, inbound toll-free and calling card services. Many of our small and medium-sized business customers prefer to purchase our long distance services as part of a bundle that includes our other integrated communications services offerings.

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

Internet Access. We offer dedicated Internet access via private line, Ethernet and frame relay connectivity at speeds ranging from DS-1, or 1.544 million bits per second, to 1Gbps, or 1 billion bits per second, that provides cost-efficient interconnection to a combination of multiple tier- one national providers.

ATM Services. We offer high-bandwidth, low-delay, connection-oriented switching and multiplexing techniques for data transfer, which are known as “ATM” services. ATM allows for the simultaneous high-speed transfer of voice, data and video in a manner that is more efficient than traditional methods.

MPLS Services. We offer MultiProtocol Label Switching, or “MPLS,” based IP-VPN services by equipping our core Internet Protocol, or “IP,” network with the ability to provide IP-VPN standard services. A VPN, or virtual private network, is a secure, outsourced network that links multiple customer locations by using computer software to create virtual circuits over the Internet solely for the customer’s use, instead of building a physical circuit to the customer. This service offering enables us to provide prioritized traffic based on customer-specific requirements with multi-tiered service levels, such as for voice, Internet and data.

Simpli-Business. We combine our voice and data network offerings discussed above with a range of communications devices and technology solutions that we maintain and generally manage remotely, providing a convenient single point of contact to our customers for a single monthly charge.

Wholesale Services. We offer wholesale communications services to other wireline and wireless communications service providers. We refer to these services as our “wholesale services.” Revenues from these services represented approximately 14% of our total operating revenues for 2007, and are generated from sales to a limited number of other communications companies, including incumbent local exchange carriers, competitive local exchange carriers, wireless service providers, cable companies, Internet service providers and other carriers.

Broadband Transport Services. Our broadband transport services include private line services, Ethernet private line services and wave services. These services allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network. Some of the customers own transmission facilities, such as fiber optic networks and telecommunications equipment and use our broadband transport services as an extension of those facilities. Other customers do not own any facilities or equipment and resell our broadband services to their end-user business customers as their own branded services. Through our broadband transport services, we route customer voice and data communications over a long-haul circuit, through fiber optic equipment and into a receiving terminal on our network. We then transmit the voice or data communication over a long-haul circuit on our network to a terminal, where it exits our network.

We offer our broadband transport services in a wide range of speeds, also referred to as “capacity,” ranging from DS-1, or 1.544 million bits per second, to 10Gbps, or 9.953 billion bits per second. Our customers use some of our services for very high capacity, inter-city connectivity and specialized high-speed data networking. We connect our network to the facilities of our customers or their end-user customer either by local carrier or by a direct connection utilizing Time Division Multiplexing, or “TDM,” or Ethernet interfaces. We typically bill our broadband transport services customers a fixed monthly rate that generally is based upon the capacity, term and length of the circuit we provide, regardless of the amount of provided capacity that the customer actually uses.

Local Interconnection Services. We provide local communications services to Internet service providers on a wholesale basis. These services include primary rate interface connectivity between our network and the network of the Internet service provider, as well as equipment colocation services that permit the Internet service provider to colocate its modems, routers or network servers with our network equipment. We also provide local dial tone communications services to other competitive exchange carriers to enable them to sell local voice services to their end-user consumer and business customers or other wholesale customers.

Operator and Directory Assistance Services. We provide nationwide live and automated operator and directory assistance services to a number of other communications companies through our redundant call centers in Anniston and Alexander City, Alabama.

Dedicated Internet Access Services. We provide dedicated Internet access services that enable our wholesale customers to deliver access to the global Internet to their end-user consumer or business customers through our IP network and our direct connectivity to the IP networks of other Internet service providers. Our customers connect to our IP network over TDM or Ethernet interfaces at speeds ranging from DS-1 to 1Gbps. We typically bill our dedicated Internet access services a fixed monthly rate that generally is based upon the capacity of the circuit we provide, regardless of the Internet destination or amount of capacity actually used by the customer.

Other Services. Our wholesale services also include a limited amount of switched termination services that we provide to other communications companies. These services primarily include wholesale reselling of our domestic long distance services.

Equipment Sales and Related Services. We sell, install and perform on-site maintenance of equipment, such as telephones and private branch exchanges, or “PBX.” We offer these services, which we refer to as our “equipment sales and related services,” in all of the markets in which we offer integrated communications services.

Revenues from these services represented approximately 5% of our total operating revenues for 2007 and are primarily generated from sales to our integrated communications services customers.

Facilities

Our switching facilities and related electronics and our fiber optic network enable us to offer our integrated communications services and our wholesale services at competitive prices tailored to the customer’s specific needs.

Switching Facilities. Our networking design, together with our interconnection agreements with the incumbent local telephone companies, such as AT&T, has enabled us to be a facilities-based provider of local and long distance telephone services in all of our markets.

Our switches are the primary electronic components that connect customers to our network and transmit voice communications over our network. Our primary switching facilities for voice communications consist of 12 Nortel DMS-500 switch sites and ten Lucent 5E switch sites. Our Nortel DMS-500 switches, which are capable of handling both local and long distance voice and data traffic, are installed in the following locations:

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

In addition to our switching platform, we also have colocated communications equipment in various markets in the southern United States. Colocation enables us to provide remote facilities-based local and long distance services in markets where we do not have switches, by using our switches in other locations as hosts. To provide these remote services, we use our fiber optic network and leased facilities to connect our remote equipment to our switches when it is economically and operationally advantageous for us to do so.

Fiber Optic Network. As of December 31, 2007, we owned 11,811 route miles of a fiber optic network that extended from New York to Florida and principally covered portions of our primary eight-state market. We have built or acquired our network through direct construction, acquisition of BTI Telecom Corp.’s network in 2003 and long-term dark fiber leases or indefeasible rights-of-use agreements. We extend the geographic reach of our network and seek to reduce our dependence on incumbent local telephone companies in some markets through strategic relationships with regional public utilities pursuant to which we market, sell and use transmission capacity on networks that are owned and operated by the utilities. As of December 31, 2007, our network extended to over 200 points of presence. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller towns and communities. We intend to focus most of our future capital expenditures on investments that we believe will enable us to acquire additional customers and generate increased operating revenues.

We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, over a portion of our network. In addition, as of December 31, 2007, approximately 70% of our network traffic was protected by geographical diverse routing, a network design also called a “self healing ring,” which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable.

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

Direct Sales. We focus our sales efforts for our integrated communications services and our equipment sales and related services on businesses in the southeastern United States. As of December 31, 2007, we conducted our sales and marketing efforts through branch offices in 45 markets.

We market our integrated communications services and our equipment sales and related services through a direct sales force composed of sales personnel, technical consultants and technicians. We derive the vast majority of our revenues for our integrated communications services and our equipment sales and related services from our direct sales efforts. We base our marketing strategy upon the conviction that customers prefer to have one company accountable for all of their communications services. Our customers are assured they will have a point of contact, 24 hours a day and seven days a week, to support all of the services they receive from us. We generally support the addition of new services and transfer of existing services, as well as the management of network and communications devices, remotely. When we are unable to do so, technicians located in each of our markets are deployed by our centralized call centers.

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

Our integrated communications services agreements generally provide for payment of a flat fee billed in advance for local telephone, data and Internet services. The agreements are generally for terms of one, two, or three years. We charge penalties for the early termination of contracts. The agreements for long distance services generally provide that the customer must use at least a minimum amount, measured by dollars or minutes of use, of switched long distance services per month for the term of the agreement. We also offer our switched long distance services bundled together with some of our other integrated communications services under agreements providing for a recurring fixed monthly fee, and a specified maximum number of long distance minutes of use. For example, our Simplici-T Plus offering provides local, long distance and dynamically allocated Internet services over one digital T-1 transmission line for a fixed monthly fee that is invoiced on a single bill.

Independent Dealer and Agent Sales. We have an established network of independent dealers and agents to market our integrated communications services and equipment sales and related services. As of December 31, 2007, we had eight dealer managers located in our direct sales offices to manage our independent dealer and agent sales forces. The dealer managers are responsible for recruiting new dealers to market our services and supporting new sales made by the dealers. As with our direct sales force, our independent dealers and agents have access to our technical consultants and technicians for sales support, as well as to our dedicated dealer support team, which provides order management and issue resolution services to our dealers. This access enables our dealers and agents to be more effective in their sales efforts and ultimately to present a better bundle of services for the customer. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

Wholesale Services. We market our broadband transport and other wholesale services through a dedicated direct sales force. We generally enter into master lease agreements with our broadband transport services customers that have terms ranging from one to five years. Our broadband transport customers purchase the capacity they require under the terms specified in the master agreements.

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the integrated communications services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, various “competitive carriers” like us, as well as larger providers such as AT&T Corp., which in 2006 acquired BellSouth Corporation, Sprint Nextel Corporation, and Verizon Communications Inc. These larger providers have substantially greater infrastructures, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than ITC^DeltaCom. These companies also operate more extensive transmission networks than we do. Companies such as Level 3 Communications, Inc., which in 2007 acquired Broadwing Corporation, and Qwest Communications International Inc. have constructed nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network. The merger of AT&T Corp. and BellSouth has significantly enhanced the competitive resources of AT&T within the former BellSouth territory. We increasingly face competition in the local and long distance market from local carriers, resellers, cable companies, wireless carriers and satellite carriers, and may compete with electric utilities. We also may increasingly face competition from businesses offering long distance data and voice services over the Internet. These businesses could enjoy a significant cost advantage because currently they generally do not pay carrier access charges and are subject to less regulation than traditional carriers.

We face significant competition from competitive carriers that are similar to us, principally in terms of size, structure and market share. Some of these carriers already have established local operations in some of our current and target markets. Others are not as well situated as we are in the markets in which we offer service. Many competitive carriers are struggling financially and we expect further consolidation of carriers in the markets we serve. We cannot predict which of these carriers will be able to continue to compete effectively against us.

We also compete in the provision of local services against the incumbent local telephone company in each market, which is AT&T in a large majority of our market areas due to AT&T’s acquisition of BellSouth. The acquisition of BellSouth by AT&T has resulted in more intense competition in our markets. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with all or substantially all end-users. We are highly dependent on incumbent carriers for local network facilities and wholesale services required for us to assemble our own local services. AT&T’s acquisition of BellSouth is expected to amplify the advantages these incumbent carriers previously enjoyed independently. We also will face increased competition to the extent that AT&T and other incumbent carriers compete in each other’s markets. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition. The acquisition of BellSouth by AT&T has enhanced the competitiveness of AT&T’s wireless business (formerly Cingular Wireless) both as a replacement for wireline service and as a component of bundled services provided by AT&T.

The convergence of local and long distance marketing has resulted in other carriers offering integrated communications services. For example, competitive carriers typically offer bundled local, long distance and Internet services to their customers. Cable companies also have entered the market for these services, primarily by using Voice over Internet Protocol, or “VoIP,” applications. Cable companies and other providers also are expected to increase their competitive position through the offering of wireless broadband and other services. We cannot predict whether or how quickly these new offerings will penetrate the markets we serve or the rate at which the wireless service will substitute for wireline service in the future in both residential and business markets. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

Regional Bell operating companies such as AT&T have extensive fiber optic cable, switching and other network facilities in their regions that they can use to provide communications services throughout the country. By offering bundled services in our markets, AT&T is able to offer substantially the same integrated local and long distance services that we offer and has a significant competitive advantage over us in marketing those services to its existing local customers.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry has increased the level of competition we face. In December 2006, AT&T, which previously was acquired by SBC Communications, Inc., completed its acquisition of BellSouth. Earlier in 2006, Verizon Communications completed its acquisition of MCI. These mergers resulted in the combination of some of the largest carriers in the telecommunications industry. During 2007 and early 2008, substantial consolidation among competitive carriers continued as reflected by the acquisitions of FDN Communications by NuVox Communications and McLeodUSA Incorporated by PAETEC Holding Corp., following the trend set by the earlier acquisitions of Cable and Wireless USA, Inc. by SAVVIS, Inc., KMC Telecom Corp. by CenturyTel, Inc., Broadwing and TelCove by Level 3, Talk America by Cavalier, Xspedius by Time Warner Telecom, and US LEC Corp. by PAETEC. We expect this trend to continue. We expect market power for U.S. telecommunications services to be further consolidated among the incumbent carriers and for business and residential customer choice to be significantly reduced in many areas.

A recent trend toward deregulation, particularly in connection with incumbent carriers and service providers that use VoIP applications, could increase the level of competition we face in our markets and, in turn, adversely affect our operating results. Incumbent carriers and, in particular, the regional Bell operating companies continue to seek deregulation for many of their services at both the federal and state levels. These efforts have been successful in some states and in connection with certain services at the federal level. To the extent these efforts continue to be successful, these companies will gain additional pricing flexibility, which could affect our ability to compete with them. The recent emergence of service providers that use VoIP applications also could present a competitive challenge. Because key aspects of the regulatory status of VoIP applications remain unsettled, providers of such applications may be able to avoid costly regulatory requirements, including the payment of intercarrier compensation, under some circumstances. This could impede our ability to compete with these providers on the basis of price. More generally, the emergence of new service providers, such as cable companies that use VoIP applications, will increase competition, which could adversely affect our ability to succeed in the marketplace for communications and related services.

Two of the largest incumbent carriers, AT&T and Verizon, have announced that they are continuing to invest substantial funds in upgrading their networks to accommodate the transmission of video content in real-time and other data-rich applications, such as interactive gaming. These carriers are using their investments to compete against cable companies in the provision of bundled voice, video and high-speed data services. Although we understand that this strategy is directed principally toward the provision of services to residential customers, any increase in the market power of these carriers in this segment could improve their ability to increase their efforts to attract the small and medium-sized business customers we serve. We cannot predict the extent to which additional investments by these carriers will affect our competitive position in the markets we serve.

The growing availability of wireless Internet access and the use of IP-enabled services for voice and data transmissions will continue to increase the number of services with which we must compete. For example, some municipal authorities are providing, or have enlisted third parties to provide, wireless Internet access, or “Wi-Fi” service, throughout their jurisdictions. These Wi-Fi services, when combined with VoIP or other advanced applications, can enable users to communicate by phone, access the Internet, or engage in other broadband activities, typically at a minimal flat-rate charge. We cannot predict the extent to which municipal Wi-Fi networks will succeed or replace services that today are provided by carriers such as ITC^DeltaCom.

Regulation

Overview. Our services are subject to federal, state and local regulation. Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission, or “FCC,” exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network.

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

Local Competition. The FCC’s role with respect to local telephone competition arises principally from the Communications Act of 1934, as amended by the Telecommunications Act of 1996. The Communications Act preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. Subject to this limitation, state and local governments retain telecommunications regulatory authority over intrastate telecommunications. The Communications Act imposes a variety of duties on local carriers, including competitive carriers such as ITC^DeltaCom, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to:

•	interconnect with other telecommunications carriers;

•	complete calls originated by customers of competing carriers on a reciprocal basis;

•	permit the resale of their services;

•	permit users to retain their telephone numbers when changing carriers; and

•	provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent carriers are subject to additional duties. These duties include obligations of incumbent carriers to:

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

In conjunction with the FCC approval of the AT&T merger with BellSouth, AT&T made some merger commitments that are enforceable by the FCC. Most of the merger commitments will be in effect until June 29, 2010, and all but one of the commitments relating to special access will remain in place until December 29, 2010, with the final special access commitment expiring on March 29, 2010. The commitments address the following areas that may affect the business relationship between AT&T and competitive local telephone companies: the availability and pricing of Unbundled Network Elements, or “UNEs”; the rates, terms and conditions for special access services; the reduction of transaction costs associated with interconnection agreements; transit costs; net neutrality; the divestiture of limited facilities; the discontinuance of audits relating to enhanced extended links; a commitment to not petition the FCC to forbear from the application of certain of its regulations; and Tunney Act conditions, pursuant to which AT&T agreed to conform its divestiture of certain BellSouth assets to any further remedy imposed by the U.S. District Court reviewing the U.S. Department of Justice’s divestiture requirements in connection with AT&T’s earlier merger with SBC. Although we expect these commitments partially to mitigate some operating risk during their duration, we are unable to determine the extent of their impact at this time partly due to pending disputes between AT&T and some local exchange carriers regarding the scope of the conditions.

Among other interconnection agreements, we entered into interconnection agreements with BellSouth, before it was acquired by AT&T, in 1999 that enabled us to provide local service in all nine of the former-BellSouth states on either a resale basis or by purchasing all UNEs required to provide local service without using facilities we own. These interconnection agreements also allow us to purchase UNEs, including UNE-Transport and UNE-Loops, that we use to provide services over our own facilities. The initial term of these interconnection agreements expired in June 2003, and renew on a month-to-month basis thereafter. In August 2005, following negotiations and arbitration, we entered into a new interconnection agreement with BellSouth in Georgia having a 42-month term. In November 2006, we entered a new 42-month interconnection agreement with BellSouth in North Carolina. We currently are engaged in arbitration processes concerning the rates and terms of new agreements with AT&T in Alabama, Florida, Louisiana and Tennessee. We expect to seek new interconnection agreements for these states during 2008, either by completing the arbitrated agreements, adopting our agreements from other states, or extending the existing agreements under the merger conditions. There is no assurance that we can agree with AT&T on mutually acceptable terms. In addition, we will seek new agreements with AT&T in South Carolina, Mississippi and Kentucky through negotiations or by exercising our right to adopt agreements AT&T has with other carriers, adopting our agreements from other states or extending the expired agreements. We expect that we will continue to operate under the terms of the existing agreements in these states until we enter into new agreements. We expect, but cannot assure, that each new AT&T interconnection agreement to which we are or will be a party will provide us with the ability to provide local service in the nine states in the former BellSouth territory on a reasonable commercial basis. We are currently operating on a month-to-month basis under expired agreements with Embarq Corporation (formerly known as Sprint) in Florida, North Carolina, South Carolina, Tennessee and Virginia. We will operate under temporary opt-in agreements while we negotiate new agreements with Embarq. We are unable to predict the outcome of these negotiations. There is no assurance that we can agree with Embarq on mutually acceptable terms. In addition, new agreements could result in less favorable rates, terms, and conditions than our prior agreements.

In August 2003, the FCC adopted changes to the rules defining the circumstances under which incumbent carriers must make UNEs available to competitive carriers at cost-based rates. These rule changes were appealed by both incumbent carriers and competitive carriers to a federal court of appeals, which, in March 2004, vacated and remanded to the FCC several aspects of those changes. In February 2005, the FCC issued a decision in response to the court’s March 2004 ruling. That decision, which is known as the “Triennial Review Remand Order” or “TRRO,”became effective on March 11, 2005, but again was appealed. In June 2006, a federal court of appeals upheld the TRRO. The TRRO revised the rules for when incumbent carriers must unbundle and make available to competitive carriers various types of UNEs, including high-capacity loops and interoffice transport. The following sets forth information about the application of the rules.

UNE Loops

DS0 Loops. A DS0 loop is a single, voice-grade channel. Typically, individual business lines are DS0 loops. Incumbent carriers must make DS0 loops available on an unlimited basis at cost-based, or UNE, rates.

DS1 Loops. A DS1, or T-1, loop is a digital loop with a total speed of 1.544 million bits per second, which is the equivalent of 24 DS0s. Multiple voice lines, Internet access and data can be provided to a customer over a single DS1 loop. We understand the FCC’s rules to require that incumbent carriers make available to competitive carriers DS1 loops at UNE rates in the majority of incumbent carrier central offices.

DS3 Loops. A DS3 loop is a digital loop with a total speed of 44.736 million bits per second. We understand the FCC’s rules to require that incumbent carriers make available to competitive carriers DS3 loops at UNE rates in the majority of incumbent carrier central offices.

OCn Loops and Dark Fiber. Under the FCC’s rules, incumbent carriers are not required to provide optical capacity loops or dark fiber loops as UNEs. Optical capacity loops, referred to as “OCn” loops, are very high-capacity digital loops ranging in capacity from OC3 loops, which are the equivalent of three DS3 loops, to OC192.

Incumbent carriers are not required to provide some mass market broadband loop facilities and functionality to competitive carriers as UNEs. In particular, incumbent carriers are not required to make newly-deployed fiber-to-the-home, or “FTTH,” loops available as UNEs and only are required to provide the equivalent of DS0 capacity on any FTTH loop built over an existing copper loop. At least one incumbent carrier outside of our primary service region has sought and obtained additional regulatory relief from any remaining obligation to make FTTH loops and other network elements available to competitive carriers in a particular market. In June 2007, the same incumbent carrier sought and in some cases obtained similar regulatory relief in additional markets outside of our primary service region. Other incumbent carriers also have sought, and in the future are expected to seek, similar relief in the regions in which they provide service. The FCC already has held that incumbent carriers are not required to unbundle and make available to competitive carriers fiber-to-the-curb, or “FTTC,” loops. We cannot predict whether the FCC will permit incumbent carriers to obtain further regulatory relief, particularly in our primary service region in which we mainly rely on incumbent carriers for network elements and other services.

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

In addition to addressing high-capacity loops and transport, the TRRO confirmed the eventual elimination of mass market local switching as a UNE, thereby phasing out the availability of UNE-P at cost-based rates to competitive carriers such as us. Although we have an embedded base of UNE-P customers, we have moved a substantial number of our existing UNE-P customers to other provisioning arrangements where we have facilities and where it has been advantageous for us to do so. We also entered into commercial agreements with BellSouth (now AT&T), Embarq and Verizon that allowed us to continue serving UNE-P customers. The Verizon commercial agreement will expire in May 2008. We have signed a new commercial agreement with Embarq that expires April 30, 2009. We have extended our commercial agreement with AT&T until December 31, 2008. We are unable to determine the effect, if any, that the expiration of the commercial agreements will have on our results of operations and financial condition. We cannot predict whether we will be able to negotiate new commercial agreements upon the expiration of the existing commercial agreements or, if we are able to enter into replacement commercial agreements, whether the terms of new agreements will be as favorable to us as the terms of our existing agreements.

The FCC confirmed in the TRRO that the availability of special access services for competitive carriers does not excuse incumbent carriers from the requirement to make available prescribed UNEs at rates based on the FCC’s “Total Element Long Run Incremental Cost,” or “TELRIC,” pricing methodology. Although AT&T agreed to certain commitments in its merger with BellSouth that could provide stability in TELRIC-priced services for 42 months following the merger, we are unable at this time to assess the ultimate financial and operational impact of these commitments.

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

Dominant Carrier Forbearance Proceedings. In December 2005, the FCC granted a petition for forbearance filed by an incumbent local exchange carrier outside of our primary region seeking relief from specified dominant carrier regulations, including some unbundling and dedicated transport obligations, in those portions of a specified Metropolitan Statistical Area, or “MSA,” where facilities-based competition increased significantly. In March 2007, a federal court of appeals upheld this forbearance decision, and in July 2007 the FCC was asked by a competitive carrier to reconsider its December 2005 decision. That request is pending with the FCC. Separately, the same incumbent local exchange carrier in 2007 filed petitions for relief from dominant carrier regulation in additional MSAs also outside of our primary service region. These petitions also are pending. In December 2007, the FCC denied similar petitions filed by another incumbent local exchange carrier for markets outside of our primary service region. In January 2008, that carrier sought judicial review of the FCC’s decision, and in February 2008 re-filed one of its petition for relief for the Providence, Rhode Island MSA. Although none of these dominant carrier forbearance petitions thus far has affected our primary service region, the FCC’s consideration of such matters may portend a trend of further deregulation for some incumbent local exchange carriers. Any such trend could lead to adverse consequences for competitive carriers, including us.

Broadband. In the future, an important element of providing competitive local service may be the ability to offer customers high-speed broadband local connections. In 2005, the FCC reduced the number and types of unbundled network elements, such as FTTC and FTTH that incumbent carriers must make available to competitive carriers to enable them to provide broadband services to customers using incumbent carrier networks. These restrictions were largely upheld by a federal court of appeals.

In other proceedings affecting broadband policy, the FCC has determined that facilities-based wireline broadband Internet access service, which includes DSL service, is an “information service” that is subject to reduced regulation. In 2007, the FCC’s determination was upheld on appeal. As a practical matter, this means that facilities-based wireline providers such as AT&T are not required to make available to competitors such as us the underlying transmission capability necessary for the competitors to provide broadband Internet access service to consumers. To provide this service, therefore, we have to rely solely on our own facilities or enter into commercial agreements with other carriers for the use of their facilities. The FCC has sought comment on a number of other regulatory proposals that could affect the speed and manner in which our competitors deploy high-speed broadband local services. One such proposal would change the rules by which incumbent telephone companies, like AT&T, decommission those copper loops that they no longer need and, instead, would make that copper available to competitors for use in broadband and other service applications. We cannot predict the outcome of these proposals at the FCC or in the courts or the effect they will have on our business and the industry. We also cannot predict the effect, if any, that the deployment of next-generation broadband wireless services will have on our business and the industry.

Separately, incumbent carriers have continued to seek regulatory relief from the application of regulation to some forms of their broadband services. In December 2004, for example, Verizon filed a petition with the FCC seeking forbearance from the application of specified regulations under the Communications Act to some stand-alone broadband services, such as asynchronous transfer mode, or “ATM,” Frame Relay and similar packet-switched or IP-based services. The regulations, among other things, require Verizon to price retail and wholesale services under tariff, provide those services as a carrier of last resort, and maintain those services, including pricing, under the control of regulatory authorities. In March 2006, the FCC announced that Verizon’s forbearance petition was deemed granted by operation of law, and in December 2007 the FCC’s decision was upheld on appeal. Because the FCC issued no formal order, the scope of the forbearance grant is not clear. In October 2007, the FCC issued orders granting similar but more limited broadband forbearance relief to AT&T, Embarq and Citizens Communications Company. The FCC agreed to treat these carriers’ existing packet-switched broadband telecommunications services and existing optical transmission services as non-dominant and no longer subject to some regulatory requirements. Each of the FCC’s AT&T, Embarq and Citizens broadband forbearance orders has been appealed. Because the FCC issued these orders only recently, and because the orders are subject to judicial review, the scope of their impact on competitive carriers such as our company and the telecommunications industry is not yet clear. It is possible that the FCC may now scale back the broadband forbearance relief previously granted to Verizon in the interest of regulatory parity. The FCC also is considering deregulating the broadband services of at least one other incumbent local exchange carrier that operates outside of our primary service region. Although it is possible that the FCC will grant this pending petition only to the same extent that it granted the AT&T, Embarq and Citizens petitions, we cannot predict the outcome of this proceeding or the impact it and future petitions will have on us and the industry.

As a condition of its merger with BellSouth, AT&T has committed to accelerate deployment of fiber optic facilities and residential broadband services. These deployments may increase competition for small business customers in areas where AT&T’s broadband service has not previously been available.

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

Internet Protocol-Enabled Services. The FCC is considering clarifications and changes to the prospective regulatory status of services and applications using the Internet Protocol, including VoIP offerings. VoIP is an application that manages the delivery of voice information across data networks, including the Internet, using IP. Rather than send voice information across traditional circuits, VoIP sends voice information in digital form using discrete packets that are routed in the same manner as data packets. VoIP is widely viewed as a more cost-effective alternative to traditional circuit-switched telephone service. Because VoIP can be deployed by carriers in various capacities, and because it is widely considered a next-generation communications service, many aspects of its regulatory classification have not yet been determined.

The FCC has issued a series of rulings in connection with the regulatory treatment of VoIP, but many of those rulings have been narrowly tailored and others have addressed only discrete issues. The FCC has issued three declaratory rulings in connection with the regulatory treatment of VoIP. In one case, the FCC held that a computer-to-computer VoIP application provided by Pulver.com is an unregulated information service, in part because it does not include a transmission component, offers computing capabilities and is free to its users. In another case, the FCC reached a different conclusion, holding that AT&T’s use of VoIP to transmit the long-haul portion of certain calls constitutes a telecommunications service, thus subjecting it to regulation, because the calls use ordinary customer premises equipment with no enhanced functionality, originate and terminate on the public switched telephone network and undergo no net protocol conversion and provide no enhanced functionality to end-users. In a third case, which involved the VoIP application of Vonage, the FCC preempted the authority of the State of Minnesota (and presumably all other states) to regulate Vonage’s use of the application, ruling that Vonage’s VoIP application, and others like it, is an interstate service subject only to federal regulation. Although the FCC’s decision in the Vonage case was upheld on appeal, the FCC refused to rule in that case on whether Vonage’s VoIP application is a telecommunications service or an information service, thus leaving open the question of the extent to which VoIP service will be subject to federal regulation.

Although the FCC has not yet addressed the regulatory classification of VoIP applications such as the one provided by Vonage, the FCC also has applied discrete regulatory obligations such as compliance with local number portability and E-911 rules, the provision of network access to authorized law enforcement personnel, compliance with Customer Proprietary Network Information, or “CPNI,” rules, and the payment of universal service fund obligations to providers of interconnected VoIP service. The application of some of these requirements to providers of interconnected VoIP service has been appealed to reviewing courts or is subject to further consideration by the FCC in connection with related issues, and we cannot predict the outcome of these proceedings. In addition, a number of other petitions addressing the application of existing regulations to VoIP and other IP services have been filed at the FCC and are pending. The FCC also has initiated a more generic rulemaking to address the many regulatory issues raised by the development and growth of VoIP services, and has expressly reserved the right to reconsider its declaratory and other rulings in the generic proceeding. We cannot predict the outcome of this and related proceedings on our business or the industry.

Congress also has considered in the past, and may consider in the future, legislation addressing VoIP. We cannot at this time predict if or when such legislation will be enacted, or its effect on our business or the industry.

Intercarrier Compensation. The FCC regulates the interstate access rates charged by local carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which has the effect of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC has adopted rules that require competitive carriers to reduce gradually the levels of their tariffed access charges until those charges are no greater than those of the incumbent carriers with which they compete. In March 2005, the FCC initiated a proceeding designed to examine and reform comprehensively intercarrier compensation, including access charges, in the telecommunications market. Intercarrier compensation typically is the largest single expense incurred by companies that provide telecommunications services, including our company. Further FCC action in this area may reduce most access charges in the future or shift all forms of intercarrier compensation to flat rate pricing. We cannot predict at this time the result of this proceeding, the full impact of the FCC’s decisions in this area, or the effect these decisions will have on our business or the industry.

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

Universal Service. Access charges historically have been used to subsidize universal telephone service. In January 2008, the FCC issued a series of proposals designed to reform the manner in which Universal Service Fund, or “USF”, proceeds, which are used to facilitate universal telephone service, are collected and distributed. One of these proposals would base the USF assessment on the number of lines or telephone numbers that a telecommunications carrier actively provides, rather than on a percentage of collected revenue. The objective of this proposal is to capture USF revenues from the dynamic and expanding universe of new service providers. Another proposal would eliminate the requirement that all carriers eligible to receive USF proceeds be awarded the same amount of support that incumbent local exchange carriers receive. The FCC also is exploring whether to limit the number of USF proceed recipients in a specified geographic region and whether to select these recipients through a “reverse auction” process, in which the entity willing to serve the region using the least amount of USF proceeds would be selected as the proceed recipient. These and other proposals pending before the FCC related to USF reform are expected to generate considerable debate, and their outcome is not predictable. Separately, various states maintain, or are in the process of implementing, their own universal service programs. Rising universal service obligations may increase carrier costs. Carriers also can benefit from USF program subsidies, however, if they deploy network infrastructure and services in areas and to customers eligible to receive USF support. The FCC and state regulatory commissions are continuing to make changes to their universal service rules and policies, and it is difficult to predict how those changes might affect the telecommunications industry, our company, and the USF fees we must pay or can collect.

Detariffing. The FCC required non-dominant long distance companies, including us, to detariff interstate long distance domestic and international services in 2001. In 2001, the FCC also permitted competitive local carriers, including our company, to choose either to detariff the interstate access services that competitive carriers sell to long distance companies originating or terminating traffic from or to their local customers, or to maintain tariffs but comply with rate caps. Tariffs set forth the rates, terms and conditions for service and must be updated or amended when rates are adjusted or products are added or removed. Before detariffing, we filed tariffs with the FCC to govern our relationship with most of our long distance customers and with long distance companies that originated or terminated traffic from or to our local customers. The detariffing process has required us, among other things, to post these rates, terms and conditions on our Internet web site instead of filing them as tariffs with the FCC. Because detariffing precludes us from filing our tariffs with the FCC, some may argue that we are no longer subject to the “filed rate doctrine,” under which the filed tariff controls all contractual disputes between a carrier and its customers. The detariffing process has effectively required us to enter into individual contracts with each of our customers and to notify our customers when rates are adjusted or products are added or removed. This process increases our costs of doing business. Detariffing may expose us to legal liabilities and costs if we no longer can rely on the filed rate doctrine to settle contract disputes with our customers.

Customer Proprietary Network Information and Privacy. The Communications Act and the FCC’s rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information, or “CPNI.” In April 2007, the FCC revised its CPNI rules to impose new restrictions on telecommunications carriers and providers of interconnected VoIP service. These new rules became effective in December 2007 but have been appealed, and the outcome of that appeal is uncertain. Additional measures to protect CPNI and consumer privacy are proposed from time to time, and both Congress and the FCC currently are considering such additional measures. These developments appear to be part of a broader trend to protect consumer information as it continues to migrate toward electronic formats. We cannot predict whether additional requirements governing CPNI or other consumer data will be enacted, or whether such additional requirements will affect our ability to market or provide our services to current and future customers.

Network Management and Internet Neutrality. The FCC and Congress are considering the extent to which owners of network infrastructure should be permitted to prioritize data packets on their networks through commercial arrangements or based on other preferences. Whether such prioritization or preferences can be given and on what terms remains the subject of considerable debate among regulators and companies within the telecommunications industry. This issue is referred to as “Internet neutrality” or “net neutrality.” The FCC has promulgated four principles in a policy statement intended to address this issue, but these principles are broadly worded, and subject to a range of interpretation. Additionally, the FCC has explained that these four principles are subject to reasonable network management. In January 2008, the FCC sought comment on petitions filed by a number of parties seeking clarification on what constitutes reasonable network management and whether the practice of degrading certain peer-to-peer network traffic is unreasonable or violates the FCC’s four principles. The FCC has solicited public comment on these petitions. The FCC thus far has imposed additional or net neutrality obligations only on AT&T in connection with its merger with BellSouth, but those obligations are narrowly tailored and are expected to expire by the end of 2008 or sooner. The effects of these and other net neutrality obligations on us, our competitors and on the industry is not clear and we cannot predict what they may be in the future.

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

We provide local services in our region by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent network elements and our own local switching facilities. As of December 31, 2007, we possessed authority to provide local telephone services in Alabama, Delaware, Florida, Georgia, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and the District of Columbia.

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

There remain important unresolved issues regarding the scope of the authority of public utility commissions and the extent to which the commissions will adopt policies that promote local telephone service competition. For example, although the FCC has preempted the ability of states to regulate some aspects of VoIP services, it is difficult to predict the extent to which the FCC may seek to preempt state authority in other areas and how such developments will affect our ability to pursue our business plan.

States also regulate the intrastate carrier access services of incumbent carriers. We are required to pay access charges to incumbent carriers when they originate or terminate our intrastate long distance traffic. Our business could be harmed by high access charges, particularly to the extent that incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that they are able to offer their long distance affiliates better access pricing. Some states also regulate the intrastate access charges of competitive carriers. Some states have ordered maximum rate caps for competitive carrier access charges that could result in a decrease in access charge revenues and the inability of competitive carriers to recover fully the costs of providing these services. In one such example, effective March 30, 2008, Virginia capped the intrastate access charges of competitive carriers at the rates charged by the incumbent in whose territory the competitive carrier provides service.

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

We also will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. As the degree of intrastate competition increases, states are offering incumbent carriers increase pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing them to offer competitive services at prices lower than most or all of their competitors. AT&T has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition in addition to the traditional AT&T local services. We cannot predict the extent to which these developments may affect our business.

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

Local Government Authorizations and Related Rights-of-Way. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. Following the expiration of existing franchises, these fees may not remain at their current levels. In many markets, incumbent carriers do not pay these franchise fees or pay fees that are substantially less than those required to be paid by us, although the Communications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that our competitors do not pay the same level of fees that we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network, could harm our business. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms.

A number of states are considering reforming their laws and regulations governing the issuance of franchises and permits by local governmental authorities, and some states already have enacted laws authorizing some types of entities to secure a state-wide franchise. The FCC also has adopted new rules to govern state and local franchising processes, although these new rules have been appealed and remain subject to judicial review. Congress also has considered from time to time, and may consider in the future, various proposals intended to reform the relationship between federal, state and local governments in connection with the franchising process. We cannot predict how these issues will be resolved, or the extent to which these developments will affect our ability to compete. Unresolved issues also exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants.

Employees

As of December 31, 2007, we had approximately 1,800 employees, of whom approximately 1,770 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is generally good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Directors and Executive Officers

The table below shows information about our directors and executive officers as of March 1, 2008:

Name	Age	Position
Randall E. Curran	53	Chief Executive Officer and Director
Richard E. Fish, Jr.	42	Executive Vice President and Chief Financial Officer
J. Thomas Mullis	64	Senior Vice President-Legal and Regulatory, General Counsel and Secretary
Sara L. Plunkett	58	Senior Vice President-Finance
John Almeida, Jr.	37	Director
John J. DeLucca	64	Director
Clyde A. Heintzelman	69	Director
Michael E. Leitner	40	Director
R. Gerald McCarley	68	Director
Thomas E. McInerney	66	Chairman of the Board of Directors
Sanjay Swani	41	Director
Philip M. Tseng	31	Director

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

Sara L. Plunkett has served as our Senior Vice President-Finance since July 2005 and as our Vice President-Finance from March 1997 until July 2005. She also served as our Treasurer from March 1997 through March

2000. Ms. Plunkett served as Vice President-Finance of DeltaCom, Inc., the predecessor of one of our wholly- owned subsidiaries, which was a provider of long distance telecommunications services, from October 1996 until March 1997. From May 1989 through October 1996, she served as Chief Financial Officer of DeltaCom.

John Almeida, Jr., has served on the board of directors since October 2003. Mr. Almeida joined Welsh, Carson, Anderson & Stowe, a private equity firm, in 1999 and currently is a General Partner with that firm. Before joining Welsh, Carson, Anderson & Stowe, Mr. Almeida worked at Lehman Brothers, a global financial services firm, in the investment banking department from 1997 to 1999 and at the private equity firm Westbury Capital Partners from 1995 to 1997. Mr. Almeida served as a director of BTI Telecom Corp. from 2001 to 2003 until our acquisition of that company. Mr. Almeida also serves as a director of Local Insight Media, Inc. and Titan Outdoor Holdings, Inc.

John J. DeLucca has served on the board of directors since October 2002. Mr. DeLucca has served as Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, from 2003 until 2004. Mr. DeLucca previously served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty Inc., a manufacturer and marketer of personal fragrances, from 1999 to February 2002 and as Senior Vice President and Treasurer of RJR Nabisco Inc., an international consumer products company, from 1993 to 1998. Mr. DeLucca also has served, among other positions, as Managing Director and Chief Financial Officer of Hascoe Associates, President and Chief Financial Officer of the Lexington Group, and Senior Vice President-Finance and Managing Director of The Trump Group. Mr. DeLucca currently serves as a director and deputy chairman of the audit committee, and as a member of the nominating committee, the governance committee and the trading/risk committee of British Energy plc, as a director and as chairman of the audit committee of Endo Pharmaceuticals, Inc., as a director of Tier Technologies, Inc. and as a director of other private companies.

Clyde A. Heintzelman has served on the board of directors since July 2005. Mr. Heintzelman served as the Chairman of the Board of Optelecom, Inc. from February 2000 to June 2003 and as its interim President and Chief Executive Officer from June 2001 to January 2002. From November 1999 to May 2001, he was President of Net2000 Communications, Inc. From December 1998 to November 1999, Mr. Heintzelman served as the President and Chief Executive Officer of SAVVIS, Inc. (formerly SAVVIS Communications Corporation), a networking and Internet solutions company. Mr. Heintzelman currently serves as a director and chairman of the audit committee of SAVVIS, Inc., as a director and a member of the audit committee of Telecommunication Systems, Inc. and as Chairman of the Board of Citel, a company listed on the AIM market of the London Stock Exchange.

Michael E. Leitner has served on the board of directors since August 2005. Mr. Leitner is a Managing Partner of Tennenbaum Capital Partners, LLC, a private investment firm, where he has worked since 2005. Before joining Tennenbaum Capital Partners, he served as a Senior Vice President of Corporate Development for WilTel Communications from 2004 to 2005. From 2000 to 2003, Mr. Leitner served as Vice President of Corporate Development of 360networks and Chief Executive Officer of 360networks’ Latin American-Caribbean long-distance business (GlobeNet Communications). From 1998 to 2000, Mr. Leitner was a Senior Director of Corporate Development for Microsoft Corporation. Mr. Leitner served as a Vice President in the Technology Mergers & Acquisitions group at Merrill Lynch, a global financial services firm, from 1994 to 1998. Mr. Leitner currently serves as a director of Online Resources Corporation and Anacomp, Inc.

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

Thomas E. McInerney has served on the board of directors since October 2003 and as Chairman of the Board since February 2005. Mr. McInerney has been a General Partner of Welsh, Carson, Anderson & Stowe, a private equity firm, since 1986 and is a Managing Member or General Partner of the sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, Mr. McInerney co-founded and served as President and Chief Executive Officer of Dama Telecommunications Corp., a communications services company. Before co-founding Dama Telecommunications, Mr. McInerney worked in the financial services area at Automatic Data Processing, Inc. and was previously with the American Stock Exchange. Mr. McInerney served as a director of BTI Telecom Corp. from 2001 to 2003 until our acquisition of that company and is currently a director of Centennial Communications Corporation, SAVVIS, Inc., Broadridge Financial Solutions, Inc. and various private companies.

Sanjay Swani has served on the board directors since October 2003. Mr. Swani joined Welsh, Carson, Anderson & Stowe, a private equity firm, in 1999 and has been a General Partner of that firm since 2001. Mr. Swani is a Managing Member or General Partner of the sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. From 1998 to 1999, Mr. Swani was a Principal at Fox Paine & Company, a San Francisco-based buyout firm. From 1994 to 1998, he served with Morgan Stanley & Co., a global financial services firm, in the mergers and acquisitions area. Mr. Swani is currently a director of various private companies, including Ozburn-Hessey Logistics, LLC, Mobile Storage Group, Inc., Global Knowledge Network, Inc. and Venture Transport Logistics, LLC.

Philip M. Tseng has served on the board of directors since February 2007. Mr. Tseng is a Director of Tennenbaum Capital Partners LLC, a private investment firm, where he has worked since July 2004. Immediately before joining Tennenbaum Capital Partners, Mr. Tseng pursued graduate studies at Harvard University. From January 2000 to June 2002, Mr. Tseng was employed with Credit Suisse First Boston, an international investment banking firm, in the technology group and, from August 1998 to January 2000, with Deutsche Bank Alex Brown, an international investment banking firm, in the telecommunications group.

Additional Information

We have adopted standards of conduct applicable to all of our employees. In addition, we have adopted a code of ethics applicable to our chief executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of this code in print without charge to any stockholder who requests a copy. Requests for copies should be directed to Corporate Secretary, ITC^DeltaCom, Inc., 7037 Old Madison Pike, Huntsville, Alabama 35806. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet web site at www.deltacom.com within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 1A.	Risk Factors

Our business and operations are subject to a number of risks and uncertainties, including the following:

Our ability to comply with the financial covenants in our credit agreements depends primarily on our ability to generate substantial operating cash flow.

Our ability to comply with the financial covenants under the agreements governing our senior secured credit facilities will depend primarily on our success in generating substantial operating cash flow. Under our credit agreements, we are subject to a maximum capital expenditures covenant, an interest coverage ratio covenant, a total leverage ratio covenant and a senior debt ratio covenant. Industry conditions and financial, business and other factors, including those we identify as risk factors in this report, will affect our ability to generate the cash flows we need to meet those financial tests and ratios. Our failure to meet the tests or ratios could result in a default and acceleration of repayment of the indebtedness under our credit facilities. If the maturity of our indebtedness were accelerated, we would not have sufficient funds to pay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially our entire assets, to the extent permitted by our credit agreements and applicable law.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2007, we had $302.8 million of total long-term indebtedness, net of unamortized discount, including the current portion of such indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

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

•	limit our ability to borrow additional funds to alleviate liquidity constraints, as a result of financial and other restrictive covenants in our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage relative to companies that have less indebtedness; and

•	limit our ability to refinance our principal secured indebtedness.

In addition, our senior secured credit facilities impose operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. These restrictions limit our ability and that of our subsidiaries to:

•	incur additional indebtedness and additional liens on our assets;

•	engage in mergers or acquisitions or dispose of assets;

•	enter into sale-leaseback transactions;

•	pay dividends or make other distributions;

•	voluntarily prepay other indebtedness;

•	enter into transactions with affiliated persons;

•	make investments; and

•	change the nature of our business.

We may incur indebtedness in addition to the term loan senior secured indebtedness we have incurred and the $10 million of revolving credit indebtedness we may incur from time to time, under our credit facilities. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

Our ability to refinance our indebtedness will depend on our ability in the future to generate cash flows from operations and to raise additional funds, including through the offering of equity or debt securities. We may not be able to generate sufficient cash flows from operations or to raise additional funds in amounts necessary for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.

The FCC may restrict our ability to provide local services and may implement orders that would increase the costs we incur to provide these services.

In February 2005, the FCC released an order limiting the number and types of unbundled network elements that incumbent local exchange carriers must make available to us and other competitive communications companies. The FCC’s order also eliminated the requirement that incumbent carriers make available to us and other competitive carriers local switching services for residential and small business customers. If these incumbent carriers do not continue to cooperate by permitting us to purchase these services from them under commercial arrangements, our business could be adversely affected. If prices of the network elements that we use to provide our services increase or if those network elements are eliminated as a result of the implementation of the February 2005 order or any future consideration of this issue by the FCC, our cost of providing local exchange service could increase. This can have a significant adverse impact on our operating results and cash flows. Because of the February 2005 order, incumbent local telephone companies no longer are required to provide local switching services, which means that we can no longer rely on the Unbundled Network Element-Platform, or “UNE-P,” to provide local services to customers. The FCC’s order also limits the availability to us of some incumbent carrier dedicated transport services between central offices and broadband local loops. Although the FCC’s order permits carriers to enter into commercial agreements for network elements and provided for a transition period to the new rules, AT&T and the other incumbent carriers in our markets have not made, and are not expected to make, network elements available to us at the same rates they have in the past. Although AT&T made certain commitments relative to the availability and pricing of UNEs in connection with its merger with BellSouth, the financial impact of those commitments on us and other competitive carriers is uncertain.

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

To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company and Gulf Power Company. Proceedings pending as of December 31, 2007 affected approximately 300 route miles of our network and, if resolved in a manner adverse to us, could affect additional portions of our network. We cannot predict whether additional portions of our network will become subject to similar legal proceedings in the future. If some of these or similar future challenges are successful, or if we are otherwise unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and to pay substantial monetary damages.

Our integrated communications services business is subject to significant competitive pressures that could restrict our ability to achieve or sustain operating profitability.

Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. As a result of competitive pressures, we may not be able to achieve or sustain operating profitability, adequate market share or significant revenue growth in any of our markets. The prices we charge for our retail local, long distance and data services have declined significantly in recent years. AT&T, which acquired BellSouth, and the other incumbent local telephone companies in our markets offer substantially the same services we offer, in some cases at lower prices. These companies have substantially greater infrastructures, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than we do. These advantages may increase as a result of recent and future consolidations in our industry. We expect to continue to face significant pricing and product competition from AT&T and the other large, established telephone companies that currently are the dominant providers of telecommunications services in our markets. We also will continue to face significant competitive product and pricing pressures from other types of communications businesses, including cable companies providing broadband Internet access and other integrated services providers, and from other companies like us that attempt to compete in the local services market.

We may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services for the following reasons, which could adversely affect our ability to generate positive cash flows from operations:

•	AT&T, our principal competitor in many of the markets we serve, is authorized to offer the same bundle of local, long distance and data services that we offer;

•

the acquisitions of BellSouth by AT&T and of MCI by Verizon Communications have increased substantially the market power of these incumbent carriers, particularly of our principal competitor and our principal supplier of last-mile connectivity to our customers, in many of the markets we serve and in the market for business customers in which we compete, and these mergers may accelerate other pending or future consolidations among our competitors;

•

cable companies and providers of alternative forms of communication that rely on Voice over Internet Protocol or similar applications are increasingly attracting customers and are expected to expand their target customer base from primarily residential customers to the small and medium-sized businesses we serve; and

•

recent regulatory decisions have decreased regulatory oversight of incumbent local telephone companies, which may increase the benefits that these companies could experience from their long-standing customer relationships and their ability to subsidize local services with revenue from unrelated businesses.

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

We have continued to experience adverse trends related to our wholesale service offerings, including our broadband transport services and local interconnection business, which have resulted primarily from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers. Pending or contemplated consolidations in our industry also may continue to affect adversely our wholesale services business by improving the resources of the consolidating companies and reducing their demand for our services as those companies upgrade their own networks and consolidate their voice and data traffic on those networks. We expect that these factors will result in continued declines in revenues and cash flows from our wholesale service offerings. Such declines will have a disproportionately adverse effect on our operating results, because of the higher gross margins associated with our wholesale services.

Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.

We depend on other communications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the costs of, and rates charged to, our competitors and that permit profitable pricing of our long distance services. The charges for access services historically have made up a significant percentage of our overall cost of providing long distance service. Some of our Internet-based competitors generally have been exempt from these and other regulatory charges, which could give them a significant cost advantage over us in this area. The FCC currently is considering what charges, if any, should be assessed on long distance and other interconnected voice services provided over the Internet.

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

Our ability to provide service also could be materially adversely affected by a cable cut, switch failure or other equipment failure along our fiber optic network or along any other fiber optic network on which we lease transmission capacity. A significant portion of our fiber optic network is not protected by electronic redundancy or geographical diverse routing. Lack of these safeguards could result in our inability to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure or to an entirely different fiber optic route, assuming capacity is available, if there occurs a total cable cut or if we fail to maintain our rights-of-way on some routes. Our ability to use network infrastructure and continue to provide services also may be affected by regulatory or legislative developments in connection with Internet Neutrality, which refers to the non-discriminatory treatment of data that traverse broadband networks. We cannot predict the outcome of any such developments.

If we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.

To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities. This relationship is governed by interconnection agreements between the incumbent carrier and one of our operating companies. As the original term of each of our interconnection agreements expires, it typically will be renewed on a month-to-month basis until it is replaced by a successor agreement. We have completed successor agreements with AT&T (which succeeded BellSouth) in two states and are seeking new agreements in other states. Although the regulatory conditions to the merger of AT&T and BellSouth provide additional options for entering into new agreements, we may not be able to enter into new interconnection agreements with AT&T or other carriers on favorable terms or in a timely manner. Further, federal regulators have adopted substantial modifications to the requirements that obligate AT&T and other former monopoly local telephone companies to provide to us at cost-based rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be materially adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

We may not be able to retain the few large customers on which we depend for a significant percentage of our revenues.

We may not be able to retain our large customers, or we may be required to lower our prices significantly to retain them. Our ability to retain these customers may be adversely affected by pending or contemplated consolidations in our industry, adverse changes in our financial condition, increased competition, customer service issues and other events that may occur. The table below sets forth the approximate percentages of our total consolidated revenues generated in 2005, 2006 and 2007 by our five largest integrated communications services customers and our three largest wholesale services customers:

	Year Ended December 31,
	2007	2006	2005
Five largest integrated communications services customers	4.6%	4.3%	4.2%
Three largest wholesale services customers	6.2%	6.9%	6.9%

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

We are required to comply with telecommunications regulations implemented by federal, state and local governments. We are required to obtain authorizations from the FCC and state public utility commissions to offer some of our communications services, to file tariffs for many of our services and to comply with local license, franchise or permit requirements relating to installation and operation of our network. Many of these regulations continue to change. Any of the following events related to the manner in which our business is regulated could limit the types of services we provide or the terms on which we provide these services:

•	our failure to maintain proper federal and state tariffs;

•	our failure to maintain proper state certifications;

•	our failure to comply with federal, state or local laws and regulations;

•	our failure to obtain and maintain required licenses, franchises and permits;

•	the imposition of burdensome license, franchise or permit requirements for us to operate in public rights-of-way; and

•	the occurrence of burdensome or adverse regulatory requirements or developments.

We may not benefit from our acquisition strategy.

As part of our business strategy, we regularly evaluate opportunities to enhance the value of our company by pursuing acquisitions of other businesses. Before the completion of our recapitalization transactions in July 2007, such efforts were hindered in part due to our high levels of outstanding debt and our complicated capital structure. Following the completion of the recapitalization transactions, however, we believe that we are better positioned to pursue, and therefore we intend to pursue, such strategic acquisition opportunities as they arise. We cannot provide any assurance, however, with respect to the timing, likelihood, size or financial effect of any potential transaction involving our company, as we may not be successful in identifying and consummating any acquisition or in integrating any newly acquired business into our operations.

The evaluation of business acquisition opportunities and the integration of any acquired businesses pose a number of significant risks, including the following:

•

acquisitions may place significant strain on our management, financial and other resources by requiring us to expend a substantial amount of time and resources in the pursuit of acquisitions that we may not complete, or to devote significant attention to the various integration efforts of any newly acquired businesses, all of which will require the allocation of limited management resources;

•

acquisitions may not have a positive impact on our cash flows or financial performance, even if acquired companies eventually contribute to an increase in our profitability, because the acquisitions may adversely affect our operating results in the short term as a result of transaction-related expenses we will have to pay or the higher operating and administrative expenses we may incur in the periods immediately following an acquisition as we seek to integrate the acquired business into our operations;

•	we may not be able to eliminate as many redundant costs as we anticipate;

•

our operating and financial systems and controls and information services may not be compatible with those of the companies we may acquire and may not be adequate to support our integration efforts, and any steps we take to improve these systems and controls may not be sufficient;

•	growth through acquisitions will increase our need for qualified personnel, who may not be available to us or, if they were employed by a business we acquire, remain with us after the acquisition; and

•	acquired businesses may have unexpected liabilities and contingencies, which could be significant.

Our failure to maintain adequate billing, customer service, information systems and data security could limit our ability to increase our services and, in some cases, expose us to potential liability.

We depend on sophisticated information and processing systems to grow, monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Our inability to identify adequately all of our information and processing needs, to process the information effectively or accurately, to upgrade our systems as necessary or to manage confidential customer data could have a material adverse effect on our operating results.

We also depend on operations support systems and other carriers to order and receive network elements and wholesale services from the incumbent carriers. These systems are necessary for carriers like us to provide local service to customers on a timely and competitive basis. FCC rules, together with rules adopted by state public utility commissions, may not be implemented in a manner that will permit us to order, receive and provision network elements and other facilities in the manner necessary for us to provide many of our services. Existing and future federal and state laws and regulations also may affect the manner in which we are required to protect confidential customer data and other information, which could increase the cost of our operations and our potential liability if the security of our confidential customer data is breached.

We may be subject to damaging and disruptive intellectual property litigation.

We may be subject to future claims that we have infringed patents or other intellectual property rights of third parties. We may be unaware of filed patent applications and of issued patents that could relate to our products and services. Some of the largest communications providers, such as AT&T, Sprint and Verizon Communications, have substantial patent holdings. These providers have successfully asserted their claims against some communications companies, and have filed pending lawsuits against various competitive carriers. Parties successfully making claims of infringement against us may be able to obtain injunctive or other equitable relief that could prevent or impede delivery of some of our services. If an infringement claim were successfully asserted or settled by us, we could have to pay significant damages or obtain one or more licenses from third parties, which could require us to pay substantial royalties and licensing fees. Further, the defense of any claims could be time-consuming and expensive, regardless of the merits of such claims.

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

Our business could suffer if we are unable to attract and retain key personnel.

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

The controlling affiliates of the investment funds that constitute Welsh, Carson, Anderson & Stowe, a private equity firm, have reported in SEC filings that, as of the date of this report, such affiliates and the funds, as a group, beneficially owned common stock representing approximately 50.5% of the voting power of our outstanding capital stock. Based upon their existing capital stock ownership, the members of this group currently have the right to control the outcome of actions involving our company or its assets that require stockholder approval. In addition, three of our nine directors are members of, or affiliated with members of, this group.

The Welsh, Carson, Anderson & Stowe group may have interests with respect to our company that differ from those of our other stockholders as a result of significant investments by the group in other communications companies.

A change of control of our company may affect our rights under existing contracts.

The voting power of the Welsh, Carson, Anderson & Stowe group may decline to below 50% of the voting power of our outstanding common stock as a result of sales of shares of our common stock by us or by the group, or our issuance of shares pursuant to employee plan equity-based awards. In such an event, we may have to obtain regulatory approvals in connection with a deemed change of control of our company. In addition, such an event may trigger the exercise of specified rights by parties with whom we have agreements.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise funds through a public offering of our equity securities.

We and some of our securityholders are parties to registration rights agreements under which those securityholders are entitled, subject to some limitations and qualifications, to shelf, demand and piggy-back registration rights with respect to the our common stock owned by such securityholders from time to time. As of the date of this report, up to approximately 54,500,000 outstanding shares of our common stock, which constitute up to approximately 81% of our outstanding shares of common stock, may be entitled to these registration rights.

Our investment portfolio is subject to market fluctuations that may adversely affect our liquidity.

Although we have not experienced any losses on our cash, cash equivalents, and short-term investments, declines in the market values of these investments in the future could have an adverse impact on our financial condition and operating results. Historically, we have invested our cash balances primarily in AAAm- and Aaa-rated money market funds. Investments in these funds are subject to general credit, liquidity, market and interest rate risks, which may be directly or indirectly affected by the U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. If any issuer defaults on its obligations or its credit ratings are negatively affected by liquidity problems, losses or other factors, the value of our cash equivalents and short-term investments could decline and could have an adverse impact on our liquidity and financial condition.

If we fail to maintain proper and effective internal control over financial reporting or fail to implement any required changes, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and adversely affect our ability to operate our business.

We are required to provide annual management assessments of the effectiveness of our internal control over financial reporting beginning with our 2007 fiscal year, and thereafter will be required to provide reports by our independent registered public accounting firm addressing these assessments. Ensuring that we have adequate internal control over financial reporting so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Implementing any required changes to our internal controls may require modifications to our existing accounting systems or the engagement of additional accounting personnel. Any failure by us to maintain adequate internal controls, or our inability to produce accurate financial statements on a timely basis, could increase our operating costs and impair our ability to operate our business.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We lease our corporate head-quarters in Huntsville, Alabama.

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

The leases for these switch sites expire on various dates from 2008 to 2015.

We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized network operations and switch control center for our network and as an operator services center. We also lease a second operator services center in Alexander City, Alabama.

We operate branch offices through which we conduct our sales and marketing efforts in the following markets:

•	Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;

•	Daytona, Ft. Lauderdale, Jacksonville, Miami, Ocala, Orlando, Pensacola, Tallahassee, Tampa and West Palm Beach, Florida;

•	Albany, Atlanta (four offices), Augusta, Columbus, Macon and Savannah, Georgia;

•	Baton Rouge and New Orleans, Louisiana;

•	Biloxi, Greenwood, Hattiesburg, Jackson and Tupelo, Mississippi;

•	Charlotte, Greensboro, Wilmington, Greenville, Fayetteville and Raleigh, North Carolina;

•	Charleston, Columbia and Greenville, South Carolina; and

•	Chattanooga, Knoxville and Nashville, Tennessee.

The leases for our branch offices expire on various dates from 2008 through 2016.

We also lease office space for various functions, including our head-quarters in Huntsville, Alabama and information technology and engineering, in Anniston, Alabama and in Raleigh, North Carolina, and we own an administrative office in Arab, Alabama.

As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southern United States.

See “Business—Facilities” for additional information about our properties.

Item 3.	Legal Proceedings.

General. We are a party to legal proceedings in the ordinary course of our business, including proceedings involving disputes with contractors or vendors, which we believe are not material to our business.

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

Proceedings Affecting Rights-of-Way. To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of our significant licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company and Gulf Power Company. As of December 31, 2007, pending proceedings affected approximately 300 route miles of our network. If some of these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and to pay substantial monetary damages. The results of these challenges, some of which are described below, are uncertain and, individually or in the aggregate, could have a material adverse effect on our results of operations or financial position.

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

Some parties to the 37-parcels proceeding who had been dismissed from the proceeding before the Jasper County settlement are not bound by the settlement and have filed new proceedings against Mississippi Power Company and us. It is possible that additional parties who are not subject to the settlement also may file new proceedings. In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and us by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of real property located in Lamar County, Mississippi. Both plaintiffs also were defendants in the 37-parcels proceeding. The plaintiffs have not specified the amount of damages they are seeking. Similarly, in November 2004, another former defendant in the 37-parcels proceeding sued us and Mississippi Power Company in the Chancery Court of Jones County, Mississippi, to enjoin our use of fiber optic cables in Mississippi Power Company’s rights-of-way over the plaintiff’s property and to recover all property. There have been no further material developments in these proceedings as of the date of this report.

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

In 2002, a lawsuit on behalf of five real property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, alleging trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment in connection with the use of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. In May 2004, we were added as a defendant in the lawsuit, upon the court’s order, on the basis that we use the fiber optic cables for the provision of telecommunications services to our customers. The plaintiff is seeking rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. In September 2004, the court granted Mississippi Power Company’s motion for partial summary judgment and issued a final order that the plaintiffs are not entitled to any compensation for trespass damages. In November 2006, the Mississippi Court of Appeals dismissed the appeal for lack of jurisdiction, holding that the trial court’s ruling was not a final order. A hearing on defendants’ motion for summary judgment was held in January 2007. There have been no further material developments in these proceedings as of the date of this report.

In September 2002, Mississippi Power Company and we were sued in the Circuit Court of Jasper County, Mississippi, by the owners of 75 parcels of real property located in various Mississippi counties. The plaintiffs allege that Mississippi Power Company and we have violated the property owners’ rights with regard to the use of Mississippi Power Company’s easements across their properties. The allegations are similar to those made in other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy, and seek from each defendant $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of the gross revenues derived from use of the rights-of-way, and court costs. Although MCI is not a party to this proceeding, during the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company had removed this action to the United States District Court for the Southern District of Mississippi and requested that the action be transferred to the United States Bankruptcy Court for the Southern District of New York, which administered MCI’s bankruptcy proceedings. There have been no further material developments in these proceedings as of the date of this report.

In July 2002, nine lawsuits on behalf of 101 real property owners were filed against Mississippi Power Company, Southern Company and us in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. During the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company sought to change the venue of these proceedings, but the proceedings have been returned to the original venue. There have been no further material developments in these proceedings as of the date of this report.

Gulf Power Company Rights-of-Way. We use the rights-of-way of Gulf Power Company in Florida for a portion of our network. During 2000, Gulf Power Company was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claim to represent a class of all real property owners over whose property Gulf Power Company has facilities that are used by third parties. The real property owners have alleged that Gulf Power Company does not have the authority to permit us or other carriers to transmit telecommunications services over the rights-of-way. We were made a party to this litigation in August 2001. Additional plaintiffs have been added through various amendments to the complaint. In November 2005, the trial court entered a declaratory judgment for the plaintiffs. In that decision, the court ruled that the easements do not allow general telecommunications use and that Gulf Power Company did not have the right to apportion the easement for general telecommunications purposes. Gulf Power Company and we appealed the declaratory judgment. In October 2006, the Florida First District Court of Appeals dismissed the appeal brought by Gulf Power Company and us on the basis that the trial court’s November 2005 ruling was not a final order and therefore not yet subject to appeal. In April 2007, the trial court entered an order certifying a class for declaratory and injunctive relief consisting of property owners over whose property Gulf Power Company owns an easement on which it has allowed installation of fiber optic cable used for purposes other than transmitting electricity and Gulf Power Company’s own electricity-related internal communications. The trial court’s order also denied the motions filed by Gulf Power Company and us to vacate the prior declaratory judgment and for summary judgment and continued the plaintiffs’ motion for a permanent injunction, which would restrict our ability to add new customers and services over the disputed route. The parties have submitted a proposed settlement, which has been preliminary approved by the trial court, that would allow for our continued use of the fiber optic cable over the right-of-way. Notices of the proposed settlement have been sent to all affected landowners who have the right to object to the settlement. A fairness hearing by the trial court on the proposed settlement is currently scheduled to be held at the end of April 2008. We cannot provide any assurance as to whether the settlement will be consummated as proposed, because of the contingencies to which the settlement is subject. We believe that, if it were approved in the form proposed, the settlement would not have a material adverse effect on our financial position or results of operations.

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

There were no matters submitted to the vote of our security holders in the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Common Stock

The following table sets forth the high and low sale prices of the common stock for each quarter of 2007 and 2006. Our common stock was traded on the Nasdaq National Market from January 1, 2005 through July 26, 2006, when our common stock was delisted from that market. Since that date, our common stock has traded in the over-the-counter market, both through quotations in the National Quotation Bureau “Pink Sheets” and, since October 20, 2006, on the OTC Bulletin Board under the symbol “ITCD.OB.”

2006	High	Low
First Quarter	$1.50	$0.99
Second Quarter	$1.95	$0.87
Third Quarter	$1.75	$0.70
Fourth Quarter	$2.80	$1.65

2007	High	Low
First Quarter	$3.53	$2.00
Second Quarter	$7.09	$2.70
Third Quarter	$9.50	$5.50
Fourth Quarter	$7.35	$4.40

On March 3, 2008, there were approximately 1,200 record holders of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and do not anticipate that we will declare or pay cash dividends on the common stock in the foreseeable future. Future declaration and payment of cash dividends, if any, on the common stock will be determined in light of factors deemed relevant by our board of directors, including our earnings, operations, capital requirements and financial condition, and restrictions in our credit facility agreements. Our credit facility agreements prohibit us from paying cash dividends on our common stock.

Stock Performance Graph

The graph and table set forth below show the cumulative total stockholder return on our common stock compared to the Standard & Poor’s 500 Stock Index and the Nasdaq Telecommunications Index, which is composed of stocks of publicly traded companies which are principally in the telecommunications business, for the five-year period beginning on December 31, 2002 and ending on December 31, 2007. The graph assumes $100 was invested at the close of business on December 31, 2002 in (1) the common stock, (2) the Standard & Poor’s 500 Stock Index and (3) the Nasdaq Telecommunications Index. Total stockholder return is measured by dividing total dividends, assuming dividend reinvestment, plus share price change for a period, by the share price at the beginning of the measurement period.

Company Index	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007
ITC^DeltaCom, Inc.	$100.0	$260.09	$73.39	$18.03	$36.48	$71.53
S&P 500 Stock Index	$100.0	$126.38	$137.75	$141.88	$161.20	$166.89
Nasdaq Telecom Index	$100.0	$168.74	$182.23	$169.09	$216.03	$235.85

Item 6.	Selected Financial Data.

The following table sets forth ITC^DeltaCom’s selected consolidated financial data for the fiscal years and at the dates shown below. The selected operating statement data for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, and the selected balance sheet data at December 31, 2003, December 31, 2004 December 31, 2005, December 31, 2006 and December 31, 2007, have been derived from the consolidated financial statements that have been audited by BDO Seidman, LLP, independent registered public accounting firm.

You should read the selected financial data below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Operating Statement Data:
Operating revenues:
Integrated communications services	$395,573	$381,766	$414,969	$467,629	$320,675
Wholesale services	70,590	81,785	85,232	96,449	99,868
Equipment sales and related services	25,985	24,089	20,200	19,549	41,023

Total operating revenues	492,148	487,640	520,401	583,627	461,566

Costs and expenses:
Cost of services and equipment, excluding depreciation and amortization	232,192	244,278	268,123	290,923	230,844
Selling, operations and administration expense	192,085	182,873	195,496	221,922	173,954
Depreciation and amortization	74,166	59,832	53,187	87,108	63,393
Restructuring and merger-related expenses	—	—	135	4,828	2,141
Asset impairment loss(a)	—	—	13,373	203,971	—

Total operating expenses	498,443	486,983	530,314	808,752	470,332

Operating income (loss)	(6,295)	657	(9,913)	(225,125)	(8,766)

Interest expense	(50,598)	(57,625)	(40,508)	(21,309)	(15,917)
Prepayment penalties on debt extinguished	(8,208)	—	—	—	—
Debt issuance cost write-off	(7,298)	—	(3,948)	—	—
Loss on extinguishment of debt	(105,269)	—	—	—	—
Cost of unused equity commitment	(1,620)	—	—	—	—
Interest and other income (expense), net	2,262	3,509	3,520	(794)	344

Total other expenses, net	(170,731)	(54,116)	(40,936)	(22,103)	(15,573)

Loss before income taxes	(177,026)	(53,459)	(50,849)	(247,228)	(24,339)
Income tax expense (benefit)	—	—	—	—	—

Net loss	(177,026)	(53,459)	(50,849)	(247,228)	(24,339)
Preferred stock dividends and accretion(c)	(39,306)	(7,445)	(6,957)	(9,345)	(3,912)
Charge due to preferred stock redemption and conversion	(44,250)	—	—	—	—

Net loss applicable to common stockholders	$(260,582)	$(60,904)	$(57,806)	$(256,573)	$(28,251)

Basic and diluted net loss per common share(b)	$(6.68)	$(3.25)	$(3.11)	$(14.72)	$(1.82)

Basic and diluted weighted average common shares outstanding(b)	39,001,228	18,751,067	18,598,549	17,426,546	15,517,216

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Balance Sheet Data (at period end):
Cash and cash equivalents (unrestricted)	$57,505	$67,643	$69,360	$16,599	$50,099
Working capital (deficit)	42,179	24,009	44,806	(5,155)	(6,835)
Total assets	398,366	435,582	456,758	463,973	745,053
Long-term liabilities	306,535	338,512	322,272	292,445	301,255
Convertible redeemable preferred stock	34,351	74,170	68,473	61,633	55,007
Stockholders’ equity (deficit)	(23,924)	(91,039)	(31,654)	3,643	240,713

Other Financial Data:
Capital expenditures	49,046	46,880	28,325	49,509	45,156
Cash flows provided by operating activities	23,163	28,676	28,449	28,816	39,832
Cash flows used in investing activities	(50,745)	(46,913)	(6,423)	(60,856)	(51,881)
Cash flows (used in) provided by financing activities	17,444	16,520	30,735	(1,460)	31,594
EBITDA(d)	(54,555)	61,320	41,789	(139,241)	54,627

(a)	In 2005, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $7.2 million and a write-off of indefinite life intangibles of $6.2 million. In 2004, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $199.9 million and a write-down of $4.0 million to its amortizable intangible customer base asset. See note 3 to ITC^DeltaCom’s consolidated financial statements appearing elsewhere in this report for additional information about some of these write-downs.
(b)	On October 29, 2002, in connection with the completion of our plan of reorganization under Chapter 11 of the United States bankruptcy code, all shares of our then outstanding common stock were canceled and we issued approximately 14,583,000 shares of our new common stock.
(c)	Represents the accretion of costs related to our 8% Series A convertible redeemable preferred stock, 8% Series B convertible redeemable preferred stock and 6% Series H convertible redeemable preferred stock, accretion of beneficial conversion feature discount related to the Series H preferred stock in 2007, and accrued dividends on preferred stock at an annual rate of 8% on the Series A preferred stock and Series B preferred stock and at an annual rate of 6% on the Series H preferred stock. All such dividends paid on the Series A and Series B preferred stock were paid in additional shares of preferred stock valued at $100 per share solely for purposes of such dividends. All shares of the Series A, Series B and Series H preferred stock were either converted into common stock or redeemed for cash in connection with the recapitalization transactions we completed on July 31, 2007 and the rights offering of our common stock we completed on January 29, 2008. For a description of these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
(d)	EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—EBITDA Presentation” for our reasons for including EBITDA data in this report and for material limitations with respect to the usefulness of this measure. The following table sets forth, for the periods indicated, a quantitative reconciliation of EBITDA to net loss, as net loss is calculated in accordance with generally accepted accounting principles:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net loss	$(177,026)	$(53,459)	$(50,849)	$(247,228)	$(24,339)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	74,166	59,832	53,187	87,108	63,393
Interest expense, net of interest income	48,305	54,947	39,451	20,879	15,573

EBITDA	$(54,555)	$61,320	$41,789	$(139,241)	$54,627

In 2003, ITC^DeltaCom recorded merger-related expenses of $2.1 million in connection with the acquisition of BTI Telecom Corp., or “BTI.” In 2004, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $199.9 million and a write-down of $4.0 million to its amortizable intangible customer base asset, as well as merger-related expenses of $1.5 million in connection with the acquisition of BTI and $3.3 million in connection with terminated mergers with two companies. In 2005, ITC^DeltaCom recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $7.2 million and a write-off of indefinite-life intangibles of $6.2 million. See note 3 to ITC^DeltaCom’s audited consolidated financial statements appearing elsewhere in this report for additional information about some of these items. In 2007, ITC^DeltaCom recorded $8.2 million of prepayment penalties on debt extinguished, a $7.3 million debt issuance cost write-off, a $105.3 million loss on extinguishment of debt, and $1.6 million cost of unused equity commitment. See note 6 to ITC^DeltaCom’s consolidated financial statements appearing elsewhere in this report for additional information about some of these 2007 items.

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

As of December 31, 2007, we conducted our sales and marketing efforts through branch offices in 45 markets. As of the same date, our fiber optic network of 11,811 route miles was deployed from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

During 2007, we focused on improving our operating performance and enhancing our liquidity. As part of these ongoing initiatives, we:

•

strengthened our balance sheet by reducing our outstanding debt by approximately $63 million, lowering our annual borrowing costs by approximately $25 million, and eliminating approximately $7 million of annual in-kind dividends on our formerly outstanding preferred stock through the refinancing and recapitalization transactions we completed on July 31, 2007;

•	increased our business local, data and Internet revenues by $21.7 million, or 9.3%, over 2006;

•	increased our equipment sales by 7.9% over 2006;

•

increased the number of our core, facilities-based retail business lines in service (including both UNE-T and UNE lines) by approximately 43,500 net lines, representing 15% growth over 2006, and increased those lines as a percentage of total retail business lines in service from 75% to 81%; and

•	reduced our cost of services and equipment as a percentage of total operating revenues to 47.2% from 50.1% by eliminating excess costs from our network.

Operating Revenues. We currently derive operating revenues from our offering of integrated communications services, wholesale services and equipment sales and related services.

Integrated Communications Services. We deliver integrated voice and data communications services to end-users on a retail basis. We refer to these services, which are described in more detail in this report under “Business—Services—Integrated Communications Services,” as our “integrated communications” services. Revenues from these services accounted for approximately 80% of our total operating revenues for 2007, which represented an increase from 78% of our total operating revenues for 2006. We derive most of our operating revenues from recurring monthly charges that are generated by these services. Over the past five years, we have generated an increasing percentage of our operating revenues from local services, primarily local services provided under our interconnection agreements with other local telephone companies, and from data and Internet services.

Long distance revenues accounted for approximately 12% of our total annual operating revenues in 2007, which represented a decrease from 13% of our total operating revenues for 2006 as a result of a decline in total minutes used by our customers and modest long distance rate decreases. We continued to increase the total of our long distance minutes of use bundled within our local service product offering, which contributed to the decline in long distance revenues. We expect that these conditions will continue to have a negative impact on our long distance services and revenues in 2008.

We expect to continue expanding portions of our integrated communications services business. Although we have experienced success in obtaining increased market share in the markets where we provide these services, we generally do not expect that our integrated communications services will command a significant share of the market for communications services in the southeastern United States. We conduct strategic reviews of the profitability of all our service offerings and, as a result of these reviews, have increased our sales efforts in some offerings and decreased our sales efforts in others. In 2008, we will continue to focus on development of our more profitable markets and products.

The customer agreements for our integrated communications services provide for payment in arrears based on minutes of use for switched services and payment in arrears of a flat fee billed in advance for local exchange, data and Internet services, or payment for all services in arrears of a flat fee billed in advance based on a fixed fee agreement. The contracts also typically provide that the customer must use at least a minimum dollar amount of services per month for the term of the contract. We offer our switched long distance services bundled together with some of our other integrated communications services under agreements providing for a recurring fixed monthly fee and a specified maximum number of long distance minutes of use.

Wholesale Services. We deliver wholesale communications services to other communications businesses. We refer to these services as our “wholesale services.” Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers, operator and directory assistance services, and limited amounts of switched termination services for other communications companies. Revenues from these services are generated from sales to a limited number of other communications companies and accounted for approximately 14% of our total operating revenues for 2007, which represented a decrease from 17% of our total operating revenues for 2006.

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

Broadband transport services also include commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force to service the utility-owned portions of the network that we use to service the owned portions of the network. Our commission revenues from these arrangements amounted to approximately $3.9 million for 2005, $3.5 million for 2006 and $2.9 million for 2007. See note 2 to our consolidated financial statements appearing elsewhere in this report for additional information regarding these commissions.

Broadband transport revenues were approximately $1 million less in each quarter in 2007 than in comparable quarters in 2006 due to the transfer by other carriers of traffic from our network to unused portions of their networks beginning in the fourth quarter of 2006. We experienced additional modest declines in broadband revenues in each quarter of 2007.

We provide local interconnection services throughout our primary eight-state market to Internet service providers that enable the customers of the Internet service providers to connect to their providers by dialing a local number. To acquire these services, our customers interconnect to our network either by colocating their communications equipment within one of our facilities or by purchasing our broadband transport services to connect their remote equipment with our equipment. To provide the local dial tone to their customers, our Internet service provider customers generally purchase primary rate interface, or “PRI,” circuits from us that are the functional equivalent of approximately 23 local telephone lines. In connection with our provision of the local dial tone, we generate revenues from sales of PRIs to the Internet service providers and from reciprocal compensation we receive from AT&T (following its acquisition of BellSouth) and other carriers that provide the local services to the customers of the Internet service providers. We generated total local interconnection revenues of $6.3 million for 2007, which represented a reduction from revenues of $7.6 million for 2006 because of fewer PRI circuits and lower reciprocal compensation revenues, as dial-up services by Internet service providers continue to be replaced with broadband applications.

We sell nationwide directory assistance services to other communications providers. These communications providers route directory assistance requests of their own customers to one or both of our operator services centers that are located on our regional fiber optic network. The communications providers typically purchase our broadband transport services to interconnect with our operator services centers. We also offer, on a nationwide basis, enhanced assistance services such as movie listings, stock quotes, weather information, horoscopes and yellow pages. Revenues from our operator and directory assistance services decreased $4.3 million, or 43.6%, in 2007 from 2006 due to the loss in the fourth quarter of 2006 of a significant customer whose contract expired in 2005.

We derived $1.5 million in other wholesale revenues in 2007 from the sale of limited amounts of switched termination services for other communications companies. Because we are investing limited capital in this part of our wholesale business, we expect that our revenues from these services in 2008 will decline from 2007 levels.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premise equipment. We refer to these services as our “equipment sales and related services.” Revenues from these services represented approximately 5% of our total operating revenues for 2007 and 2006 and are primarily generated from sales to our integrated communications services customers. We believe the relationships we have developed with these customers through non-recurring sales and the infrastructure we have developed to support these sales have positioned us to expand our sales of recurring service offerings to customers.

No single customer represented over 3% of our total operating revenues for 2007, 2006 or 2005.

Operating Expenses. Our principal operating expenses consist of cost of services and equipment, selling, operations and administration expense, and depreciation and amortization. Our depreciation and amortization expense increased in 2007 as a result of our expenditures in 2006 and 2007 to acquire new customers.

Cost of Services and Equipment. We currently provide our integrated communications services by using our network facilities and by reselling the services of other telephone companies. Cost of services related to our integrated communications services consists primarily of access charges and local facility charges that we are required to pay to other telephone companies when we use a portion of their network or facilities in providing services to our customers, as well as charges that we are required to pay to other telephone companies when they originate, terminate or transport messages sent by our customers. The provision of local services over our network generally reduces the amounts we otherwise would be required to pay to other telephone companies to use their networks and facilities in order to provide local services. Beginning in the second quarter of 2005 and continuing through 2007, we undertook a variety of significant cost-saving initiatives, including renegotiation of our contracts with other carriers, implementation of new DS1 and DS0 central office colocations with BellSouth and its successor, AT&T, use of alternative local providers, audits of invoices, market profitability analysis and least-cost routing of interexchange carrier calls. Our cost of services and equipment decreased in 2007 both in absolute terms and as a percentage of total operating revenues due to our initiatives to groom our network facilities to eliminate excess costs and introduce new service offerings.

We will continue to pursue a number of initiatives in 2008 targeted at reducing our overall cost of services. We continue to assess the implications for our existing and future cost of services of FCC actions that significantly limit UNE-P and the availability of UNE elements as a provisioning alternative.

The cost of services related to our wholesale broadband transport services principally reflects costs attributable to the leasing of intercity fiber under long-term operating leases and the leasing of intracity capacity to meet customer requirements within each of our markets. These costs are generally fixed in the short- to intermediate-term. The cost of services related to our wholesale directory assistance services primarily reflect variable costs attributable to the cost of listing and enhanced data, which we purchase from a third party. The costs of broadband transport services and directory assistance services as a percentage of total operating revenues are low relative to the cost of providing integrated communications services.

Our cost of services also includes charges for labor and inventory sold related to our sale, installation and repair of telephone systems and related equipment.

Selling, Operations and Administration Expense. Selling, operations and administration expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration. Our selling, operations and administration expense increased both in absolute terms and as a percentage of total operating revenues in 2007 primarily as a result of increases in 2007 in non-cash stock-based compensation expense and in cash compensation expense. These increases were offset in part by reductions of costs achieved in data processing and billing expenses, professional services and property taxes.

Asset Revaluations. At least annually, or as events or circumstances change that could affect the recoverability of the carrying value of our property, plant and equipment, we conduct a comprehensive review of the carrying value of our property and equipment to determine if the carrying amount of our assets are recoverable in accordance with Statement of Financing Accounting Standards, or “SFAS,” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Historically, for purposes of our impairment review, we have determined our retail group and our wholesale group as two separate asset groups with identifiable cash flows. Our retail group consists of those assets and liabilities associated with servicing our retail customer base, and our wholesale group consists of those assets and liabilities associated with servicing our wholesale customer base.

In October 2005, we reviewed property and equipment for impairment in view of our projected future operating results to evaluate whether changes in circumstances indicated that the carrying amount of our assets might not be recoverable. For our asset groups, we determined that the sum of the expected future cash flows was greater than the carrying amount of the long-lived asset groups, and therefore that the asset groups were not impaired except for certain central office switching assets within our retail group that were identified with a carrying amount greater than their expected future cash flows. Consequently, we recognized an impairment loss of $7.2 million to our property, plant and equipment in the fourth quarter of 2005, which is included in our consolidated statements of operations for 2005 appearing elsewhere in this report.

We had identified our trade names as indefinite-life non-amortizable intangible assets. In the third quarter of 2005, we discontinued use of our BTI trade name and recognized an impairment loss of $600,000, which was the amount by which the asset’s book value exceeded its fair value. In the fourth quarter of 2005, we determined to discontinue future use of our ITC^DeltaCom trade name as soon as the new trade name could be determined, and recognized an impairment loss of $5.6 million, which was the amount by which the asset’s book value exceeded its fair value. These impairment losses are included in our consolidated statements of operations for 2005 appearing elsewhere in this report.

We conducted an annual review of our long-lived assets (property and equipment and finite-lived intangible assets), in conjunction with our current business plans and operating trends in the third quarter of 2007 and the third quarter of 2006 for possible impairment of those assets. Based upon these reviews and our evaluation of our current and projected results of operating performance, we concluded that our long-lived assets associated with our two separate asset groups were not impaired as of December 31, 2007 and December 31, 2006. We will continue to assess our assets for impairment as events occur or as industry conditions warrant.

Depreciation and Amortization. Our depreciation and amortization expense increased in 2007 over 2006 as a result of the capital expenditures we made in 2007 and 2006 primarily to acquire new customers.

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

Unlevered Free Cash Flow. Unlevered free cash flow is defined by us as net cash provided by operating activities, less capital expenditures, change in accrued capital-related costs and equipment purchased through capital leases, plus interest expense, net of interest income, debt prepayment penalties paid in cash and equity commitment fees paid, all as disclosed in our consolidated statements of cash flows or the consolidated statements of operations and comprehensive loss. Unlevered free cash flow is not a measurement of financial performance under GAAP.

We have included data with respect to unlevered free cash flow in this report because our management considers unlevered free cash flow to be a useful, supplemental indicator of our operating performance since, when measured over time, unlevered free cash flow provides supplemental information to investors concerning the growth rate in our operating results and our ability to generate cash flows to satisfy mandatory debt service requirements and make other mandatory, non-discretionary expenditures.

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

•	we do not pay income taxes due to net operating losses and, therefore, generate greater unlevered free cash flow than a comparable business that pays income taxes;

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

The following table sets forth, for our last three fiscal years, a quantitative reconciliation of unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP:

	Year Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$23,163	$28,676	$28,449
Add:
Interest expense, net of interest income	48,305	54,947	39,451
Prepayment penalties on debt paid in cash	7,973	—	—
Equity commitment fee	1,620	—	—
Less:
Capital expenditures	(47,888)	(46,068)	(29,427)
Change in accrued capital-related costs	(1,158)	(812)	1,102
Equipment purchased through capital leases	(1,443)	—	—

Unlevered free cash flow	$30,572	$36,743	$39,575

Cash payments of interest for 2007 exceeded interest expense by $12.1 million because of the timing of interest payments. Before the refinancing transactions we completed on July 31, 2007, interest payments were due and made on the first day of each quarter. After our refinancing, interest payments were due and made on the last day of each quarter. Cash payments of interest during 2006 were $4.8 million less than interest expense because of the timing of interest payments. Cash payments of interest during 2005 were approximately the same as interest expense.

Information About Our Business

The following table presents information about our operating revenues and about the telephone access lines we installed for and sold to our customers who purchase our integrated communications services and our wholesale services.

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)
Integrated communications services revenues	$395,573	$381,766	$414,969
Equipment sales and related services revenues	25,985	24,089	20,200
Wholesale services revenues:
Broadband transport	54,862	59,281	59,995
Local interconnection	6,257	7,573	9,720
Directory assistance and operator services	5,562	9,856	9,651
Other	3,909	5,075	5,866

Total wholesale services revenues	70,590	81,785	85,232

Total operating revenues	$492,148	$487,640	$520,401

Access line information(1):
Integrated communications services lines installed	418,510	394,842	367,220
Wholesale services lines installed(2)	40,319	47,702	62,606

Total lines installed	458,829	442,544	429,826

(1)	Reported net of lines disconnected or canceled. Excludes voice-grade equivalents from data services.
(2)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.

Results of Operations

2007 Compared to 2006

Operating Revenues. Total operating revenues increased $4.5 million from $487.6 million for 2006 to $492.1 million for 2007.

Operating revenues from our integrated communications services for 2007 increased $13.8 million, or 3.6%, to $395.6 million from $381.8 million for 2006. The increase in these operating revenues resulted from an increase of $21.7 million in local service and bundled revenues and an increase of $413,000 in data revenues. The increases were partially offset by a decrease of $6.7 in long distance services revenues and a decrease of $1.6 million in revenues generated by access billings to other carriers.

Long distance services revenues decreased to approximately 12% of our total operating revenues in 2007 from 13% of our total operating revenues in 2006. Total minutes decreased approximately 0.6% and our average rate per billable minute decreased approximately 5.4% in 2007 compared to 2006. Our long distance minutes of use bundled within our local service product offering increased approximately 36% in 2007 compared to 2006 and contributed to the decline in long distance services revenues. We also experienced increased competition from VoIP and wireless competitive offerings. We expect additional declines in our revenues from long distance services in 2008 primarily because we will continue to emphasize other service offerings that generate fixed monthly recurring service charges.

Our local services revenues from recurring monthly charges continued to increase as a percentage of total revenues derived from integrated communications services. Revenues from our bundled service offerings in 2007 increased to 64% of total integrated communications services revenues in 2007 from 61% in 2006. When we sell a bundled product with fixed monthly recurring charges that include long distance minutes and data services together with local services, we attribute all of the revenues from this product to local services. Our local services revenues in 2007 increased as a result of a net increase of 6% in billable lines at December 31, 2007 from December 31, 2006 as a result of sales to new customers. We have continued to experience downward pricing pressure on our local services revenues as we renew contracts with existing customers and sell local services to new customers.

Operating revenues from our wholesale services for 2007 decreased $11.2 million, or 13.7%, to $70.6 million from $81.8 million for 2006. The decrease was primarily attributable to a decline in broadband transport services revenues of $4.4 million, which resulted from the transfer by other carriers of traffic from our network to unused portions of their networks beginning in the fourth quarter of 2006. In addition, commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us decreased $693,000 to $2.9 million in 2007 from $3.5 million in 2006. Local interconnection lines installed decreased by 15.5% from 47,702 at December 31, 2006 to 40,319 at December 31, 2007, resulting in a decrease of $1.3 million in local interconnection revenues associated with the dial-up Internet access business. Revenues from our operator and directory assistance services decreased $4.3 million, or 43.6%, from $9.9 million in 2006 to $5.6 million in 2007 because of the loss of a significant customer in the fourth quarter of 2006.

Operating revenues from communication equipment sales and related services for 2007 increased $1.9 million, or 7.9%, to $26.0 million from $24.1 million for 2006. The increase was primarily attributable to an increase in the number of sales personnel experienced in marketing these services.

Cost of Services and Equipment. Total cost of services and equipment for 2007 totaled $232.2 million, or 47.2% of total operating revenues, which represented a decrease of $12.1 million from total cost of services and equipment of $244.3 million, or 50.1% of total operating revenues, for 2006. The decrease was attributable to a reduction of approximately $5 million in costs related to the decline in our long distance services revenues, as well as to a decrease of approximately $7 million in the cost of providing other integrated communications services, while operating revenues from these services increased. The reduction in cost of services and equipment both in absolute terms and as a percentage of total operating revenues reflected the successful implementation of our cost initiatives, including initiatives to reduce the amount we pay other telephone companies to use their networks and facilities through renegotiation of our contracts, implementation of new DS1 and DS0 central office colocations with AT&T, use of alternative local providers, audits of invoices, market profitability analysis and least-cost routing of interexchange carrier calls.

The cost of services and equipment associated with providing wholesale services in 2007 remained relatively constant on declining revenues. These costs are network infrastructure costs and are generally fixed in nature.

The cost of services and equipment associated with equipment sales and related services revenues remained constant from 2006 to 2007, even though our related revenues increased by approximately 8%. We benefited in 2007 from lower prices charged by our suppliers.

Selling, Operations and Administration Expense. Total selling, operations and administration expense increased $9.3 million, or 5%, to $192.1 million, or 39% of total operating revenues, for 2007 from $182.8 million, or 37.5% of total operating revenues, for 2006. The increase was primarily attributable to an increase in non-cash stock-based compensation expense of $6.6 million, an increase in cash compensation of $4.2 million (which included an increase of $3.0 million in management bonuses), and an increase of $863,000 in facilities and maintenance cost. These increases were offset in part by a decrease of $1.4 million in data processing and billing costs, a decrease of $751,000 in legal professional services and a $470,000 reduction in property taxes.

The increase in stock-based compensation expense primarily reflected our recognition of $2.4 million of stock-based compensation expense as the result of our modification of the stock incentive awards originally granted to three senior officers in March 2005, and from the recognition of $3.6 million stock-based compensation expense as the result of a modification of those stock incentives. Our board of directors approved the modification in connection with the refinancing and recapitalization transactions we completed on July 31, 2007, which we refer to as the “2007 refinancing and recapitalization.” The modification provided for the vesting as of December 31, 2007 of the portion of the awards that previously were subject to vesting based on our future attainment of at least $90 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters. Because achievement of the performance objective was not expected to be satisfied at the modification date, we recognized stock-based compensation expense in an amount equal to the cumulative compensation cost related to the modified awards based on the $3.6 million fair value of the awards at that date.

We experienced a reduction in the total number of our employees of approximately 175 employees from December 31, 2006 to December 31, 2007, of whom approximately 67 were associated with the loss of a significant customer in our operator services business. The other reductions were due primarily to voluntary attrition in full-time positions as a result of the labor markets in which we operate and our success in automating some of our provisioning and operations processes. Approximately 29 sales positions were included in the full-time positions vacated due to voluntary attrition. We intend to fill most of these sales positions in the first quarter of 2008.

Depreciation and Amortization. Total depreciation and amortization expense increased $14.4 million to $74.2 million for 2007 from $59.8 million for 2006, as a result of the capital expenditures we made in 2007 and 2006 primarily to acquire new customers.

Interest Expense. Total interest expense decreased $7.0 million to $50.6 million for 2007 from $57.6 million for 2006. The decrease was primarily attributable to a decrease in the weighted average interest rates that accrued on our outstanding borrowings. The decrease was also attributable to reduced average balances of outstanding borrowings resulting from the 2007 refinancing and recapitalization, in which we reduced our total long-term debt from $373.1 million to $305.1 million. At December 31, 2007, our overall weighted average annual interest rate (excluding deferred financing costs and including debt discount and the effect of the cash flow hedge of interest rates in effect from September 30, 2007 to December 31, 2007) was 9.8% compared to 15.6% at December 31, 2006. Of our interest expense for 2007 and 2006, we paid in-kind interest of $3.9 million in 2007, compared to $6.6 million in 2006. In connection with the 2007 refinancing and recapitalization, we also exchanged common stock valued at $332,000 to pay interest in 2007. Interest expense resulting from the amortization of debt discount and debt issuance costs decreased $2.0 million from $7.9 million in 2006 to $5.9 million in 2007.

Interest Income. Total interest income from the temporary investment of available cash balances decreased $385,000 to $2.3 million for 2007 from $2.7 million for 2006.

Prepayment Penalties on Debt Extinguished. In connection with the extinguishment of debt in the 2007 refinancing and recapitalization, we paid prepayment penalties totaling $8.2 million. Of this amount, we paid $7.1 million as a result of prepayment of the outstanding principal balance of first lien notes that were due July 2009 and $1.1 million as a result of prepayment of the outstanding principal balance of third lien notes that were due September 2009. Welsh Carson securityholders, as described below under “—Liquidity and Capital Resources,” received prepayment penalties of $223,000 in cash and $235,000 in common stock, and TCP funds, as described below under “—Liquidity and Capital Resources,” received prepayment penalties of $500,000.

Debt Issuance Cost Write-Off. Debt issuance cost write-off resulted from the write-off of $7.3 million of debt issuance cost associated with the debt that was extinguished in the 2007 refinancing and recapitalization.

Loss on Extinguishment of Debt. We recorded a loss on extinguishment of debt of $104.3 million in connection with the 2007 refinancing and recapitalization as a result of our issuance of 17,275,791 shares of common stock valued at $146.3 million in exchange for third lien notes in an aggregate principal amount of $52.3 million (consisting of $42 million net of debt discount). In addition, loss on extinguishment of debt of $914,000 resulted from the write-off of unamortized debt discount associated with the third lien notes that were repaid in cash.

Cost of Unused Equity Commitment. Cost of unused equity commitment resulted from payment of a nonrefundable commitment fee of $1.6 million to an investment banking institution in exchange for its $29 million commitment to purchase common stock in the 2007 refinancing and recapitalization. Upon securing a commitment for our sale of the Series H preferred stock, we terminated the commitment with the investment banking institution.

EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following table presents EBITDA for 2007 and 2006 and sets forth for these periods a quantitative reconciliation of EBITDA to net loss, as net loss is calculated in accordance with GAAP.

	Year Ended December 31,
	2007	2006
	(in thousands)
Net loss	$(177,026)	$(53,459)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	74,166	59,832
Interest expense, net of interest income	48,305	54,947

EBITDA	$(54,555)	$61,320

Our negative EBITDA in 2007 was attributable to $8.2 million of prepayment penalties on debt extinguished, a $7.3 million debt issuance cost write-off, a $105.3 million loss on extinguishment of debt, and $1.6 million cost of unused equity commitment, all of which were recorded in connection with the 2007 refinancing and recapitalization. EBITDA in 2006 included $501,000 in expense of termination benefits for severance, retention and relocation related to our plan initiated in December 2005 to close and relocate some financial and network service functions from our former headquarters location in West Point, Georgia.

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

Long distance services revenues decreased to approximately 13% of our total operating revenues in 2006 from 15% of our total operating revenues in 2005 as a result of a 12% decrease in total minutes used by our customers combined with modest long distance rate decreases. We continued to increase the total of our long distance minutes of use bundled within our local service product offering, which also contributed to the decline in long distance revenues. We also experienced increased competition from VoIP and wireless competitive offerings.

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

EBITDA. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. The following table presents EBITDA amounts for 2006 and 2005 and sets forth for these periods a quantitative reconciliation of EBITDA to net loss, as net loss is calculated in accordance with GAAP.

	Year Ended December 31,
	2006	2005
	(in thousands)
Net loss	$(53,459)	$(50,849)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	59,832	53,187
Interest expense, net of interest income	54,947	39,451

EBITDA	$61,320	$41,789

EBITDA in 2006 included $501,000 in expense of termination benefits for severance, retention and relocation related to our plan initiated in December 2005 to close and relocate some financial and network service functions from our former headquarters location in West Point, Georgia. In 2005, EBITDA included an asset impairment loss of $13.4 million that consisted of a write-down of $7.2 million of impaired property, plant and equipment and a write-down of $6.2 million of non-amortizable trade name intangible assets. EBITDA in 2005 also included a $3.9 million write-off of debt issuance cost, $4.7 million of executive severance cost, and $3.1 million of special consulting fees we incurred to facilitate the restructuring of our operations.

Critical Accounting Policies, Estimates, Risks and Uncertainties

Our audited consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make estimates and assumptions. We believe that, of our significant accounting policies described in note 2 to the consolidated financial statements appearing elsewhere in this report, the following policies may involve a higher degree of judgment and complexity.

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

Revenue Recognition. We generate recurring or multi-year operating revenues, as well as non-recurring operating revenues. We recognize operating revenues as services are rendered to customers in accordance with SEC Staff Accounting Bulletin, or “SAB,” No. 104, “Revenue Recognition,” which requires that the following four basic criteria must be satisfied before revenues can be recognized:

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

We generate nonrecurring revenues from the sale of telephone systems, other equipment, and services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. For example, we may provide for the sale of equipment and installation of that equipment or, alternatively, may sell these products separately without installation. We identify the sale of and installation of equipment as separate elements in the earnings process, and if a separate element (installation) is essential to the functionality of another element (equipment sale), we recognize revenue for a delivered element only when the remaining elements in the arrangement are delivered.

We recognize some revenues net as an agent versus gross as principal. We apply the guidance provided in Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” to classify and record such amounts. We recorded revenues net as an agent of $4.6 million during 2005, $4.0 million during 2006 and $3.1 million during 2007. See note 2 to our consolidated financial statements appearing elsewhere in this report for additional information regarding revenues we recognize net as an agent.

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts based on specifically identified amounts that we believe will ultimately prove to be uncollectible. We also use estimates based on our aged receivables to determine an additional allowance for bad debts. These estimates are based on our historical collection experience, current trends, credit policy and a percentage of our revenue. We also review current trends in the credit quality of our customer base, as well as changes in the credit policies. Our days sales outstanding improved by 2.5 days from December 31, 2005 to December 31, 2006 and improved by 2.2 days from December 31, 2006 to December 31, 2007. The reduction in our allowance for doubtful accounts and in our outstanding accounts receivable as well as our days sales outstanding at December 31, 2006 was primarily attributable to strict enforcement of our credit policy combined with the termination of our product offering to residential customers in November 2005. The following table identifies the amounts we had reserved as of the dates indicated.

	December 31,
	2007	2006	2005
Total reserves	$4,757,000	$4,772,000	$9,237,000

In addition to the reserves shown above, we maintain customer receivable reserves related to exposure for customer credits. These reserves are originally established as reductions to revenues and are accounted for in “Other Accrued Liabilities” in the audited consolidated balance sheets appearing elsewhere in this report. These reserves totaled $1.4 million as of December 31, 2005, $1.2 million as of December 31, 2006 and $1.0 million as of December 31, 2007. We also consider these reserves in our analysis of our required provision for bad debts.

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

Non-Cash Compensation. We adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity instruments issued. The effect of applying SFAS No. 123R on our financial position or results of operations for the year ended December 31, 2006 was insignificant. Although the recognition of the value of the instruments results in compensation in an entity’s financial statements, the expense differs from other compensation in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when the instruments are exercised or vest. The determination of the estimated fair value used to record the compensation associated with the equity instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill when events or changes in circumstances indicate that we may not be able to recover the carrying value of the identifiable intangibles, long-lived assets or related goodwill. We make our assessments in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” Factors we consider important and that could trigger an impairment review include the following:

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

When we determine that we may not be able to recover the carrying value of intangibles, long-lived assets or goodwill based upon the existence of one or more of the foregoing indicia of impairment, we measure impairment based on an estimate of fair value. We may base these estimates on the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model, or on other methods. Net intangible assets, long-lived assets and goodwill amounted to $314.3 million as of December 31, 2005, $297.6 million as of December 31, 2006 and $274.8 million as of December 31, 2007.

We did not record charges for the impairment of long-lived assets or goodwill in 2007 or 2006. In 2005, we recognized an impairment loss of $7.2 million to our property, plant and equipment and an impairment loss of $6.2 million to our non-amortizable trade name intangible assets. See notes 3,4 and 5 to our audited consolidated financial statements appearing elsewhere in this report for additional information regarding these write-downs.

Concentrations of Credit Risk, Significant Customers and Key Suppliers. Cash and cash equivalents, short-term investments and restricted cash are held with domestic financial institutions primarily with high credit ratings. We have not experienced any losses on our cash or cash equivalents.

Our accounts receivable subject us to credit risk, as collateral is generally not required. We conduct our business with a large base of customers and limit our risk of loss by billing most customers in advance for services and by terminating access on delinquent accounts. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of our consolidated operating revenues for any of the three years in the period ended December 31, 2007.

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

Liquidity and Capital Resources

On July 31, 2007, we completed refinancing and recapitalization transactions in which we refinanced or retired substantially all of our outstanding funded debt primarily with the proceeds of new senior secured credit facilities, eliminated all series of our previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of our capital stock. Immediately after the completion of the transactions, our outstanding capital stock consisted of approximately 66,970,000 shares of common stock and 412,215 shares of a new issue of our Series H preferred stock convertible into a maximum of 13,063,095 shares of common stock. Upon the completion of the transactions, we had outstanding funded debt under new senior secured credit facilities in the aggregate principal amount of $305 million, a $10 million available but unutilized revolving credit facility and approximately $50 million in unrestricted cash.

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

On January 29, 2008, pursuant to our agreement with the purchasers of the Series H preferred stock, we completed a rights offering for our common stock in which we received gross proceeds of approximately $30.1 million. On that date, a total of 300,842 shares of Series H preferred stock were redeemed with these proceeds, and the remaining 111,373 shares of Series H preferred stock were converted into common stock.

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

The new first lien credit facility is provided by various lenders, while the new second lien credit facility is provided by investment funds managed by Tennenbaum Capital Partners, LLC, which is an investment firm, and which we refer to as “TCP.” TCP funds were holders of some of IFN’s first lien, senior secured notes and third lien, senior secured notes, as well as lenders under IFN’s previous second lien credit facility, repaid with the proceeds of the new credit facilities. TCP funds also extended some of the loans under our new first lien term loan facility after the facility was syndicated by the initial institutional lender following the facility closing. See “—Indebtedness” below for information about the terms of the new first lien and second lien credit facilities.

For information about the indebtedness we refinanced and repaid in connection with our 2007 refinancing and restructuring, see note 6 to the consolidated financial statements appearing elsewhere in this report.

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

On July 31, 2007, we and IFN entered into agreements with holders of $51.7 million principal amount of our third lien, senior secured notes, which were supported by ITC^DeltaCom’s full and unconditional guarantee, pursuant to which we issued a total of 17,275,791 shares of common stock upon the exchange of such notes, including:

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

The terms of the Series H preferred stock are described in note 8 to the consolidated financial statements appearing elsewhere in this report.

Rights Offering for Common Stock. Under the terms of the Series H preferred stock we issued in connection with our recapitalization, we were obligated to redeem the outstanding shares of the Series H preferred stock, at their liquidation preference of $100 per share, with the proceeds of a public rights offering of our common stock at a price of $3.03 per share. Such terms provided that each share of Series H preferred stock that was not redeemed from the proceeds of the rights offering would mandatorily and automatically convert into 33 shares of common stock at the earlier of the conclusions of the rights offering or January 31, 2008.

We completed the rights offering on January 29, 2008. In that offering, we received gross proceeds of approximately $30.1 million from our sale of 9,928,779 shares of common stock pursuant to the exercise of subscription rights distributed to our stockholders. We used the proceeds of the rights offering to redeem a total of 300,842 shares of the Series H preferred stock. The 111,373 unredeemed shares of Series H preferred stock were converted into a total of 3,675,306 shares of common stock.

Each share of Series H preferred stock was entitled to receive cash dividends at an annual rate of 6% from the date of issue through January 29, 2008. In connection with the redemption and conversion of the Series H preferred stock, we paid total accrued cash dividends of approximately $1.24 million to the holders of the Series H preferred stock.

Sources and Uses of Cash. During 2007, we funded our operating and capital requirements and other cash needs from operations, cash on hand and the net proceeds from our sale on July 31, 2007 of $20.6 million of common stock, net of issuance costs and $39.3 million of Series H preferred stock, net of issuance costs. During 2006, we funded our operating and capital requirements and other cash needs through cash from operations, cash on hand and proceeds from our sale of $21 million principal amount of first lien, senior secured notes, net of issuance costs. During 2005, we funded our operating and capital requirements and other cash needs through cash from operations, proceeds from the restructuring of our senior secured indebtedness in March 2005 and the refinancing of our senior secured indebtedness in July 2005, and the proceeds from the sale of our e^deltacom data center assets. For information about our 2005 restructuring and refinancing transactions, see note 6 to the consolidated financial statements appearing elsewhere in this report. Cash provided by operating activities was $23.2 million in 2007, $28.7 million in 2006 and $28.4 million in 2005. The decrease in 2007 was attributable to the $9.6 million of prepayment penalties and cost of unused equity commitment we incurred in connection with our 2007 refinancing and recapitalization. Changes in working capital were $(10.0) million in 2007, $2.3 million in 2006 and $(6.6) million in 2005.

•

The change in working capital in 2007 was primarily attributable to payment of accrued interest on the extinguished debt and payment of the accrued interest on our new first and second lien debt on December 31, 2007, which resulted in a decrease of $9.8 million in accrued interest, a $787,000 increase in accounts receivable, and a $6.0 million decrease in accounts payable. The effect of those factors was offset in part by a reduction in other current assets of $1.9 million, an increase in accrued compensation and other accrued liabilities of $3.8 million and an increase in unearned revenue of $946,000.

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

Cash used for investing activities was $50.7 million in 2007, $46.9 million in 2006 and $6.4 million in 2005, net of $25.9 million proceeds from the sale of e^deltacom data center assets. We used the cash in these periods primarily to fund capital expenditures. Of cash used for investing activities, we utilized $1.3 million in 2007, $1.4 million in 2006 and $4.9 million in 2005 to fund costs related to our acquisitions or proposed acquisitions of other businesses. We made capital expenditures of $49.0 million in 2007, $46.9 million in 2006 and $28.3 million in 2005. We used $408,000 in 2007 to increase restricted funds.

•

Of the $49.0 million of capital expenditures in 2007, $42.0 million related to our integrated communications services business and $7.0 million to our wholesale services business. We applied $40.9 million of the expenditures to expansion of our network and customer base, $6.1 million to network maintenance and $2.0 million to strategic initiatives, which primarily involved investment in assets to facilitate migration of customers to our network to reduce our cost of services.

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

Cash provided by financing activities was $17.4 million in 2007, $16.5 million in 2006 and $30.7 million in 2005.

•

Cash provided by financing activities in 2007 of $17.4 million reflected proceeds of $59.9 million from the sale of common stock and sale of Series H preferred stock, net of issuance costs, and proceeds of $290.7 million from first lien and second lien credit facilities, net of issuance costs, we received on July 31, 2007 in our refinancing and recapitalization. We used $11.0 million of cash to redeem 50% of our Series A preferred stock and $321.2 million to repay substantially all of our outstanding long-term debt in our refinancing and recapitalization, in addition to approximately $476,000 which we had applied to capital lease payments earlier in 2007. We also used $358,000 to pay costs associated with our common stock rights offering.

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

Indebtedness. As of December 31, 2007, we had approximately $302.8 million of total long-term indebtedness, net of unamortized debt discount, including current portion, and capital leases. As of the same date, excluding deferred financing costs, this indebtedness had an overall weighted average interest rate of 9.8%.

First Lien Credit Facility. In connection with our July 31, 2007 refinancing, we issued a first lien credit facility in an aggregate principal amount of $240 million, which consists of a $230 million term loan facility and a $10 million revolving credit facility. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility will begin in the first quarter of 2008. We may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the borrower’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the London interbank offered rate, or “LIBOR,” plus 4.00%. Borrowings under the revolving credit facility bear interest, at the borrower’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon our consolidated leverage ratio at the specified measurement date. The borrower may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

The obligations under the first lien credit facility are secured by a first priority security interest in, and a first priority lien on, substantially all of our assets. The first lien term loan facility agreement contains customary affirmative and negative covenants, including covenants restricting our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of our assets, pay certain dividends or make other distributions, make investments, and engage in transactions with affiliated persons. The agreement requires us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreement) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. The first lien credit facility agreement also contains financial covenants specifying (as defined for purposes of the agreement) the minimum ratio of our consolidated EBITDA to our consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA for each measurement period.

Second Lien Credit Facility. In connection with our July 31, 2007 refinancing, we issued a second lien credit facility in an aggregate principal amount of $75 million. The new second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the second lien credit facility. Prepayment of borrowings outstanding under this facility before July 31, 2009 will require payment of a premium of approximately $1.5 million if the borrowings are prepaid prior to July 31, 2008, or approximately $750,000 if the borrowings are prepaid on or after July 31, 2008 and before July 31, 2009. Borrowings outstanding under the second lien credit facility bear interest, at the borrower’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. For interest payments covering any interest period ending on or before July 31, 2009, the borrower may elect to pay interest under the facility either entirely in cash or as payment-in-kind, or “PIK,” interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash.

The obligations under the second lien credit facility are secured by a second priority security interest in, and a second priority lien on, substantially all of our assets. The second lien credit facility agreement contains customary affirmative and negative covenants, including covenants restricting our ability, subject to negotiated exceptions, to incur additional indebtedness and additional liens on our assets, engage in mergers or acquisitions or dispose of our assets, pay certain dividends or make other distributions, make investments, and engage in transactions with affiliated persons. The agreement requires us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreement) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period.

We were in compliance with all of the financial covenants under the new credit facilities as of December 31, 2007.

Interest Rate Swap Transaction. On August 24, 2007, we entered into an interest rate swap transaction with a financial institution to modify our effective interest liability with respect to $210 million of our $305 million principal amount of outstanding variable interest rate obligations under our new first lien and second lien credit facilities. The effective date of the transaction was September 28, 2007. The swap, which terminates on September 30, 2009, fixes the LIBOR portion of the interest rate on $210 million of our variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009.

Capital Leases. At December 31, 2007, our outstanding obligations under capital leases totaled $49,000. In February 2007, we entered into a capital lease providing for up to an aggregate of $7.5 million financing available through June 30, 2007 for the acquisition of network telecommunications equipment. Interest costs included in the lease accrued at an effective annual rate of 13.4% over the three-year term of the lease. During the three months ended March 31, 2007, we purchased $1.4 million of equipment under terms of the lease. This capital lease was repaid as part of our 2007 refinancing and recapitalization.

Other Long-Term Liabilities. In connection with our acquisition of BTI, we assumed $18.5 million principal amount of unsecured senior notes that accrue interest, payable semi-annually, at an annual rate of 10.5%. The senior notes were originally issued by BTI in September 1997. The notes were repaid on August 13, 2007 as part of our 2007 refinancing and recapitalization.

In connection with our acquisition of BTI in 2003, we assumed an unsecured vendor note in an original principal amount of $7.1 million. Terms of the note were amended in the March 2005 restructuring and on October 31, 2006. The note was repaid as part of our 2007 refinancing and recapitalization.

See note 6 to the audited consolidated financial statements appearing elsewhere in this report for additional information about the terms of the secured indebtedness that we restructured and refinanced during 2005 and 2006.

Cash Requirements. We have various contractual obligations and commercial commitments. We do not have off-balance sheet financing arrangements other than our operating leases.

The following table sets forth, as of December 31, 2007, our contractual obligations and commercial commitments (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
Long-term debt and capital lease obligations	$305,049	2,330	4,619	4,600	293,500
Interest on debt, capital leases and other long term liabilities	174,101	30,241	59,361	58,337	26,162
Operating leases	60,469	14,785	24,378	14,925	6,381
Purchase obligations	4,300	4,300	—	—	—

Totals	$543,919	$51,656	$88,358	$77,862	$326,043

See note 6 to the consolidated financial statements appearing elsewhere in this report for additional information regarding our debt, capital lease obligations and operating leases.

As of December 31, 2007, we had entered into agreements with vendors to purchase approximately $4.3 million of property, plant and equipment and services in 2008 related primarily to the improvement and installation of communications facilities and services.

We expect that we will not experience significant changes over the next 12 months in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2008 will range from approximately $55 million to $60 million, including $1.5 million of capital commitments at December 31, 2007. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

We believe that our cash on hand, the cash flows we expect to generate from operations under our current business plan, and the $12 million reduction in annual cash borrowing costs we will realize as a result of our refinancing and recapitalization will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan or to complete acquisitions of other businesses. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing, which would be subject to limitations imposed by covenants contained in our credit facility agreements.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or “FASB,” issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or “FIN 48.” FIN 48 clarifies accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. FIN 48 was effective for us as of January 1, 2007 and was applied by us to all open tax positions upon initial adoption. FIN 48 also provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of applying the provisions of FIN 48 was required to be reported as an adjustment to tax liabilities and to the opening balance of retained earnings in the year adopted. Our adoption of FIN 48 on January 1, 2007 did not have a material effect on our consolidated results of operations or financial condition.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force, or “EITF,” Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.” The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund contributions and excise taxes. The EITF concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. We adopted the consensus on EITF No. 06-3 on January 1, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements by providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS No. 157 will have a material impact on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to elect to measure many financial instruments and certain other items at fair value, including recognized financial assets and financial liabilities other than certain items excluded by the statement, and provides that the fair value option may be applied instrument by instrument, is irrevocable and must be applied to an instrument in its entirety. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings subsequent to such election. The statement is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 effective January 1, 2008. We do not expect our adoption of SFAS No. 159 to have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Under SFAS No. 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. Under SFAS No. 141R, certain items, including acquisition costs, will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R also includes new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not determined the effect that adoption of SFAS No. 141R will have on our financial statements, since such effect is not reasonably estimable at this time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of APB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. Net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 provides that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The statement requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We seek to minimize our exposure to market risks. We maintain investments consisting primarily of short-term, interest-bearing securities. We enter into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. We do not have any material foreign currency exposure.

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $305 million principal amount of our first lien and second lien credit facility debt as of

December 31, 2007. All $305 million of such debt accrued interest at variable rates when we incurred such debt at July 31, 2007. On August 24, 2007, we entered into a receive-floating, pay-fixed interest rate swap agreement with a financial institution. We designated this instrument as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in our credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009. As a result, we have reduced the market risk exposure to changing interest rates to $95 million of our outstanding borrowings as of December 31, 2007. A change of one percentage point in the interest rate applicable to this $95 million of variable-rate debt as of December 31, 2007 would result in a fluctuation of approximately $950,000 in our annual interest expense.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data listed in Item 15 are filed as part of this report and appear on pages F-2 through F-41.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).    Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

During the fourth fiscal quarter of 2007, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of ITC^DeltaCom, Inc. (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. The Company’s system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include, and is not required to include, an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITC^DeltaCom, Inc.

March 20, 2008	By:	/s/ RANDALL E. CURRAN
	Name:	Randall E. Curran
	Title:	Chief Executive Officer (Principal Executive Officer)

March 20, 2008	By:	/s/ RICHARD E. FISH, JR.
	Name:	Richard E. Fish, Jr.
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

The foregoing annual report by management on ITC^DeltaCom’s internal control over financial reporting will not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, unless ITC^DeltaCom specifically states that the report is to be considered “filed” under the Securities Exchange Act of 1934 or incorporates it by reference into a filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Directors and Executive Officers” in Part I, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

We have adopted a code of ethics applicable to our chief executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of this code in print without charge to any stockholder who requests a copy. Requests for copies should be directed to Corporate Secretary, ITC^DeltaCom, Inc., 7037 Old Madison Pike, Huntsville, Alabama 35806. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our directors, principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet web site at www.deltacom.com within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation.

Information responsive to this Item 11 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item 12 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

Item 14.	Principal Accounting Fees and Services.

Information responsive to this Item 14 is incorporated herein by reference to our definitive proxy statement for our 2008 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2007 fiscal year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)    The following consolidated financial statements of ITC^DeltaCom appear on pages F-2 through F-41 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

ITC^DeltaCom—December 31, 2007

ITC^DeltaCom—December 31, 2006

Consolidated Statements of Operations and Comprehensive Loss:

ITC^DeltaCom—for the year ended December 31, 2007

ITC^DeltaCom—for the year ended December 31, 2006

ITC^DeltaCom—for the year ended December 31, 2005

Consolidated Statements of Stockholders’ Deficit:

ITC^DeltaCom—for the year ended December 31, 2007

ITC^DeltaCom—for the year ended December 31, 2006

ITC^DeltaCom—for the year ended December 31, 2005

Consolidated Statements of Cash Flows:

ITC^DeltaCom—for the year ended December 31, 2007

ITC^DeltaCom—for the year ended December 31, 2006

ITC^DeltaCom—for the year ended December 31, 2005

(a)(2)    The following financial statement schedule is filed as part of this report and is attached hereto on pages S-1 and S-2:

Report of Independent Registered Public Accounting Firm as to Schedule.

Schedule II—Valuation and Qualifying Accounts.

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 6, 2007 (the “August 6, 2007 Form 8-K”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005 (the “August 1, 2005 Form 8-K”), and incorporated herein by reference.

*4.1	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc.

Exhibit Number	Exhibit Description
10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to Amendment No. 1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optic Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.3	Interconnection Agreement, dated as of November 20, 2006, by and between BellSouth Telecommunications, Inc. and DeltaCom, Inc. (North Carolina). Filed as Exhibit 10.3 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2006 and incorporated herein by reference.

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 and incorporated herein by reference.

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Amendment No. 2 to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

10.7	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Amendment No. 3 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc. (File No. 333-36683) and incorporated herein by reference.

10.8.1	First Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.1 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.2	First Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.2 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.3	Second Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.3 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.4	Second Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.4 to the August 6, 2007 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.9	ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan. Filed as Exhibit 10.19 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.1	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.10.2	Amendment No. 1 to Amended and Restated Governance Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.16 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.11.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003, and incorporated herein by reference.

10.11.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2005 and incorporated herein by reference.

10.11.3	Amendment No. 3 to Registration Rights Agreement, dated as of July 31, 2007, as amended, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.17 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.12.1	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.12.2	Amendment No. 1 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.18 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.13.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on February 12, 2008, and incorporated herein by reference.

10.13.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “2003 Form S-8”) and incorporated herein by reference.

10.13.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the 2003 Form S-8 and incorporated herein by reference.

10.13.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the 2003 Form S-8 and incorporated herein by reference.

*10.13.5	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement, as amended.

10.14.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.14.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.17.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference.

10.15.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.15.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.18.2 to the 2005 Form 10-K and incorporated herein by reference.

10.16.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.16.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.19.2 to the 2005 Form 10-K and incorporated herein by reference.

*10.17.1	Form of Common Stock Unit Agreement (As Amended and Restated) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.17.2	Form of Common Stock Unit Agreement (Series A Preferred Stock Unit Agreement, as Amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.17.3	Form of Common Stock Unit Agreement (Series B Preferred Stock Unit Agreement, as Amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.17.4	Form of Common Stock Unit Agreement (Deferred Compensation Agreement, as Amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

10.18	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.19	Description of Non-Employee Director Compensation.

*10.20	Description of Certain Management Compensatory Plans and Arrangements.

*21	Subsidiaries of ITC^DeltaCom, Inc.

*23	Consent of BDO Seidman, LLP.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request. The omitted information has been separately filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ITC^DeltaCom, Inc.

Huntsville, Alabama

We have audited the accompanying consolidated balance sheets of ITC^DeltaCom, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC^DeltaCom, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 19, 2008

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,505	$67,643
Restricted cash	1,416	1,008
Accounts receivable, less allowance for doubtful accounts of $4,757 and $4,772 in 2007 and 2006, respectively	55,988	58,679
Inventory	3,253	5,340
Prepaid expenses and other	5,421	5,278

Total current assets	123,583	137,948

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $218,715 and $147,110 in 2007 and 2006, respectively (Note 4)	220,153	242,519

OTHER LONG-TERM ASSETS:
Goodwill (Note 5)	35,109	35,109
Other intangible assets, net of accumulated amortization of $13,125 and $10,585 in 2007 and 2006, respectively (Note 5)	7,347	9,887
Other long-term assets	12,174	10,119

Total other long-term assets	54,630	55,115

Total assets	$398,366	$435,582

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$25,773	$31,567
Construction	4,621	5,780
Accrued interest	83	9,865
Accrued compensation	8,610	4,195
Unearned revenue (Note 2)	21,567	20,622
Other accrued liabilities (Note 9)	18,420	22,624
Current portion of long-term debt and capital lease obligations (Note 6)	2,330	19,286

Total current liabilities	81,404	113,939

LONG-TERM LIABILITIES:
Other long-term liabilities (Notes 6 and 9)	6,043	3,173
Long-term debt and capital lease obligations (Note 6)	300,492	335,339

Total long-term liabilities	306,535	338,512

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 8):
Par value $0.01; 665,000 shares designated Series A in 2002; 201,882 shares issued and outstanding in 2006; entitled to redemption value of $100 per share, plus accrued and unpaid dividends	—	18,555
Par value $0.01; 1,200,000 shares designated Series B in 2003; 607,087 shares issued and outstanding in 2006; entitled to redemption value of $100 per share, plus accrued and unpaid dividends	—	55,615
Par value $0.01; 28,000,000 shares designated Series C in 2005; 0 shares issued; entitled to redemption value of $1 per share, plus accrued and unpaid dividends	—	—
Par value $0.01; 412,215 shares designated Series H in 2007; 412,215 shares issued and outstanding in 2007; entitled to redemption value of $100 per share, plus accrued and unpaid dividends, net of beneficial conversion discount of $6,870 in 2007	34,351	—

Total convertible redeemable preferred stock	34,351	74,170

COMMITMENTS AND CONTINGENCIES (Notes 1, 6 and 10)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 67,114,168 and 18,766,942 shares issued and outstanding in 2007 and 2006, respectively (Note 8)	671	187
Additional paid-in capital	684,942	288,025
Warrants outstanding (Note 8)	—	27,492
Accumulated deficit	(705,296)	(406,743)
Accumulated other comprehensive loss (Note 2)	(4,241)	—

Total stockholders’ deficit	(23,924)	(91,039)

Total liabilities and stockholders’ deficit	$398,366	$435,582

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUES:
Integrated communications services	$395,573	$381,766	$414,969
Wholesale services	70,590	81,785	85,232
Equipment sales and related services	25,985	24,089	20,200

TOTAL OPERATING REVENUES	492,148	487,640	520,401

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	232,192	244,278	268,123
Selling, operations and administration expense	192,085	182,873	195,496
Depreciation and amortization	74,166	59,832	53,187
Merger-related expenses	—	—	135
Asset impairment loss (Note 3)	—	—	13,373

Total operating expenses	498,443	486,983	530,314

OPERATING INCOME (LOSS)	(6,295)	657	(9,913)

OTHER (EXPENSE) INCOME:
Interest expense	(50,598)	(57,625)	(40,508)
Interest income	2,293	2,678	1,057
Prepayment penalties on debt extinguished (Note 6)	(8,208)	—	—
Debt issuance cost write-off (Note 6)	(7,298)	—	(3,948)
Loss on extinguishment of debt (Note 6)	(105,269)	—	—
Cost of unused equity commitment (Note 8)	(1,620)	—	—
Other income (expense)	(31)	831	2,463

Total other expense, net	(170,731)	(54,116)	(40,936)

LOSS BEFORE INCOME TAXES	(177,026)	(53,459)	(50,849)
INCOME TAXES (Note 7)	—	—	—

NET LOSS	(177,026)	(53,459)	(50,849)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(39,306)	(7,445)	(6,957)
CHARGE DUE TO PREFERRED STOCK REDEMPTION AND CONVERSION (Note 8)	(44,250)	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(260,582)	$(60,904)	$(57,806)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(6.68)	$(3.25)	$(3.11)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 8)	39,001,228	18,751,067	18,598,549

COMPREHENSIVE LOSS
NET LOSS	$(177,026)	$(53,459)	$(50,849)
OTHER COMPREHENSIVE LOSS:
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax (Note 6)	(4,241)	—	—

COMPREHENSIVE LOSS	$(181,267)	$(53,459)	$(50,849)

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Warrants Outstanding	Deficit	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, January 1, 2005	18,359,569	$184	$284,600	$6,892	$(288,033)	$		$3,643
Common stock units exercised	385,501	3	(3)					—
Deferred compensation			1,909					1,909
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 8)					(1,035)			(1,035)
Stock dividends declared and accrued on Series A and Series B preferred stock					(5,922)			(5,922)
Issuance of Series C warrants (Note 6)				7,600				7,600
Issuance of Series D warrants (Note 6)				13,000				13,000
Net loss					(50,849)			(50,849)

BALANCE, December 31, 2005	18,745,070	187	286,506	27,492	(345,839)			(31,654)
Common stock units exercised	21,583							—
Deferred compensation			1,514					1,514
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 8)					(1,035)			(1,035)
Stock dividends declared and accrued on Series A and Series B preferred stock					(6,410)			(6,410)
Conversion of Series A preferred stock into common stock	289		5					5
Net loss					(53,459)			(53,459)

BALANCE, December 31, 2006	18,766,942	187	288,025	27,492	(406,743)			(91,039)
Recapitalization of July 31, 2007 (Notes 6 and 8):
Sales of common stock	6,937,724	69	56,560		(37,970)			18,659
Conversion of Series A, Series B and Series D warrants into common stock	10,506,995	105	25,265	(25,370)				—
Redemption and conversion of Series A preferred stock into common stock	1,747,929	18	14,840		(5,500)			9,358
Conversion of Series B preferred stock into common stock	11,735,080	118	99,631		(38,751)			60,998
Common stock issued for extinguishment of debt	17,275,791	173	146,672					146,845
Recognition and amortization of beneficial conversion feature discount on Series H preferred stock			41,221		(34,351)			6,870
Common stock options and units exercised	143,707	1	124					125
Deferred compensation			10,482					10,482
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock before retirement (Note 8)					(517)			(517)
Stock dividends declared and accrued on Series A and Series B preferred stock					(3,401)			(3,401)
Cash dividends declared and accrued on Series H preferred stock (Note 8)					(1,037)			(1,037)
Expiration of Series A warrants (Note 8)			2,122	(2,122)				—
Net loss					(177,026)			(177,026)
Other comprehensive loss							(4,241)	(4,241)

BALANCE, December 31, 2007	67,114,168	$671	$684,942	$—	$(705,296)		$(4,241)	$(23,924)

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(177,026)	$(53,459)	$(50,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,166	59,832	53,187
Bad debt expense	3,723	3,519	8,530
Amortization of debt issuance costs and debt discount	5,940	7,928	5,195
Write off of debt issuance costs	7,298	—	3,948
Non-cash loss on extinguishment of debt	105,269	—	—
Prepayment penalty paid in common stock	235	—	—
Interest paid in common stock	332	—	—
Interest paid in kind	3,948	6,620	2,516
Net (gain) loss on sale of fixed and intangible assets	72	(668)	(1,870)
Net gain on settlement of long-term lease	—	—	(1,171)
Asset impairment loss	—	—	13,373
Stock based compensation	9,169	2,568	2,168
Changes in current operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable, net	(787)	271	759
Other current assets	1,943	(967)	(1,369)
Accounts payable	(6,036)	(2,561)	(3,634)
Accrued interest	(9,782)	7,516	753
Unearned revenue	946	1,493	(1,131)
Accrued compensation and other accrued liabilities	3,753	(3,416)	(1,956)

Total adjustments	200,189	82,135	79,298

Net cash provided by operating activities	23,163	28,676	28,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47,888)	(46,068)	(29,427)
Change in accounts payable-construction	(1,158)	(812)	1,102
Change in restricted cash, net	(408)	99	142
Proceeds from the sale of e^deltacom data center assets	—	—	25,859
Proceeds from sale of fixed and intangible assets	—	1,576	1,054
Payments for accrued restructuring and merger costs (Notes 9)	(1,329)	(1,406)	(4,880)
Other	38	(302)	(273)

Net cash used in investing activities	(50,745)	(46,913)	(6,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	20,580	—	—
Proceeds from issuance of Series H preferred stock, net of issuance costs	39,301	—	—
Proceeds from issuance of long-term debt and stock warrants, net of issuance costs	290,656	19,939	241,766
Repayment of long-term debt, capital lease and other long-term obligations	(321,734)	(3,419)	(211,031)
Redemption of Series A preferred stock	(11,001)	—	—
Costs of rights offering	(358)	—	—

Net cash provided by financing activities	17,444	16,520	30,735

CHANGE IN CASH AND CASH EQUIVALENTS	(10,138)	(1,717)	52,761
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,643	69,360	16,599

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,505	$67,643	$69,360

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$50,161	$35,561	$32,044
NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends and accretion	$39,306	$7,445	$6,957
Common stock issued for conversion of preferred stock	$114,605	$—	$—
Common stock issued for extinguishment of long-term debt	$146,277	$—	$—
Equipment purchased through capital leases	$1,443	$95	$—

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data telecommunications services, including local exchange, long distance, high-speed or broadband data communications, and Internet access connectivity, and sells customer premise equipment to the Company’s end-user customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic and selectively sells to other communications providers on a wholesale basis.

Regulation

The Company is subject to certain regulations and requirements of the Federal Communications Commission (the “FCC”) and various state public service commissions.

Liquidity and Capital Resources

In each of the years in the three-year period ended December 31, 2007, the Company completed transactions intended to enhance its liquidity position and to provide the financial basis for the Company to pursue its long-term strategic objectives.

On March 29, 2005, the Company completed a restructuring (the “March 2005 restructuring”) of its existing $259.7 million of secured indebtedness and entered into a new $20 million subordinated secured term loan agreement.

On July 26, 2005, the Company completed transactions (the “July 2005 refinancing”) in which it issued new senior secured indebtedness totaling $259.8 million and stock warrants and refinanced substantially all of its existing secured indebtedness.

On November 10, 2006, the Company placed with institutional investors $21 million principal amount of notes with the same payment terms and the same maturity date as the first lien notes issued in connection with the July 2005 refinancing.

On July 31, 2007, the Company completed transactions (the “2007 refinancing and recapitalization”) in which it:

•	refinanced or retired substantially all of its outstanding funded debt primarily with the proceeds of new senior secured credit facilities;

•	eliminated all series of its previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock; and

•	raised additional funds from sales of its capital stock.

Immediately after the completion of the 2007 refinancing and recapitalization, ITC^DeltaCom’s outstanding capital stock consisted of approximately 66,970,000 shares of common stock and 412,215 shares of a new issue of its 6% Series H convertible redeemable preferred stock convertible into 13,603,095 shares of common stock, and the Company had outstanding funded debt under new senior secured credit facilities in the aggregate principal amount of $305 million and a $10 million undrawn revolving credit facility.

See Notes 6 and 8 for additional information about the terms of the foregoing transactions.

In accordance with its strategy to sell on a selected basis assets that are not integral to its network operations, on September 1, 2005, the Company sold its e^deltacom data center facility located in Suwanee, Georgia and substantially all of the assets related to the e^deltacom business for a sale price of approximately $25.8 million. The e^deltacom business provided managed colocation, hosting, security data storage, monitoring and networking services and hardware solutions. This transaction resulted in net cash proceeds of $25.9 million after working capital adjustments and costs and expenses associated with the sale. The Company recognized a net gain on sale of the assets of $3.2 million, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2005. During the year ended December 31, 2006 the Company sold surplus property and equipment totaling $1.6 million for which the Company recognized a net gain on the sale of the assets of $668,000, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2006.

Reverse Stock Split

On September 1, 2005, the board of directors of ITC^DeltaCom declared a one-for-three reverse split (the “reverse stock split”) of ITC^DeltaCom’s outstanding shares of common stock to be effective for holders of record at the close of business on September 12, 2005. Upon effectiveness of the reverse stock split on September 13, 2005, each three shares of issued and outstanding common stock was reclassified and combined into one share of common stock. The number of shares of common stock outstanding as reflected in the accompanying consolidated balance sheets, the consolidated statements of stockholders’ equity (deficit), the basic and diluted weighted average common shares outstanding and basic and diluted net loss per common share as reflected in the accompanying consolidated statements of operations and comprehensive loss, and the related information in the notes to consolidated financial statements have been retroactively adjusted to reflect the reverse stock split as of and for all other periods presented. The reduction in par value of outstanding common stock as a result of the reverse stock split, which in the aggregate totaled $374,000, has been reclassified to additional paid-in-capital in the accompanying consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) as of the dates of the transactions and balances presented.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity date of three months or less to be cash equivalents. The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. The classification of restricted cash in the accompanying consolidated balance sheets as current or noncurrent is dependent on the duration of the restriction and the purpose for which the restriction exists.

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

Long-Lived Assets

The Company conducts reviews of its long-lived assets (property and equipment and finite-lived intangible assets), in conjunction with its current business plans and operating trends at least annually for possible impairment of those assets, and further conducts such reviews for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable under provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. The Company’s impairment review is based on cash flow analysis at the lowest level for which identifiable cash flows exist. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. Assets to be disposed of are reported at the lower of the asset’s carrying amount or fair value, less the cost to sell.

Substantially all property, plant and equipment was revalued to estimated fair value, which became the Company’s new cost basis, as of October 29, 2002, the effective date of the Company’s plan of reorganization under Chapter 11 of the United States Bankruptcy Code. In addition, depreciable lives of some assets were changed.

Property, Plant and Equipment

Property, plant and equipment are stated at the Company’s cost basis, which is estimated market value in accordance with “fresh start reporting” for assets acquired prior to October 29, 2002 and cost for assets acquired on or after October 29, 2009, and reduced for impairments recognized in prior years. Depreciation begins when property, plant and equipment are placed in service. The cost to maintain, repair and replace minor items of property, plant and equipment is charged to selling, operations and administration expense as the cost is incurred. Depreciation and amortization of property, plant and equipment is provided using the straight-line method over the estimated useful lives, except that amortization of customer installation and acquisition costs is provided using actual weighted average initial contract terms of customer contracts, as follows:

Years
Buildings and towers	33 to 40
Fiber optic network	12 to 20
Furniture, fixtures and office equipment	5 to 10
Transmission equipment, electronics and other	2 to 10
Vehicles	3 to 5
Computer hardware and software	3 to 5

Months
Customer acquisition costs	31 to 35

The Company capitalizes costs associated with the design, deployment and expansion of its network and operating support systems, including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs include personnel costs directly associated with development, enhancement and implementation of software. Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets’ estimated useful lives. No interest was capitalized for any of the three years in the period ended December 31, 2007.

Customer Acquisition Costs

The Company capitalizes customer installation and acquisition costs. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders facilities in connection with new customers acquired by the Company. Customer acquisition costs include internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Effective with the three months ended December 31, 2007, in accordance with SFAS No. 91 (As Amended), “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” customer installation and acquisition costs are amortized over the actual weighted average initial contract terms of contracts initiated each month. Unamortized customer installation costs associated with contract terminations during the initial contract term are written off as incurred. Prior to the three months ended December 31, 2007, customer installation and acquisition costs were amortized using a life which approximated the weighted average initial contract terms as adjusted for contract terminations. This change in accounting estimate did not have a material effect in the three months and year ended December 31, 2007 on operating income (loss), net loss, property, plant and equipment, total assets or accumulated deficit and is not expected to have a material effect in future periods.

Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are not amortized, but are subject to an assessment for impairment at least on an annual basis. See Note 5 for information regarding the Company’s intangible assets.

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

Unbilled Revenue

The Company records revenue for long distance services provided, but not yet billed, to customers. Approximately $4.3 million and $4.0 million in unbilled revenue is included in accounts receivable in the accompanying consolidated balance sheets at December 31, 2007 and 2006, respectively.

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

Revenue Recognition

The Company recognizes operating revenues as services are rendered to customers in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” of the Securities and Exchange Commission. The Company generates recurring revenues from its offering of local exchange services, long distance services, high-speed or broadband data communications services, and Internet services, which include Internet access, and the sale of transmission capacity (which is an access service) to other telecommunications carriers. Revenues from these services, which generally consist of recurring monthly charges for such services, are recognized as the services are provided. Advance billings and cash received in advance of services performed are recorded as deferred revenue.

The Company generates nonrecurring revenues from the sale of telephone systems, other equipment, and services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. For example, the Company may provide for the sale of equipment and installation of that equipment or, alternatively, may sell these products separately without installation. The Company identifies the sale of and installation of equipment as separate elements in the earnings process, and if a separate element (installation) is essential to the functionality of another element (equipment sale), the Company recognizes revenue for a delivered element only when the remaining elements in the arrangement are delivered. These nonrecurring revenues as a percentage of total revenues were approximately 5% in the years ended December 31, 2007 and December 31, 2006, and 4% in the year ended December 31, 2005.

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

On behalf of other telecommunications carriers that are the Company’s customers, the Company procures certain telecommunications services from major interexchange carriers. The Company also administers for these customers the contracts to which these telecommunications services are subject. The Company recognizes revenue equal to the net margin it earns under these arrangements as the third-party carriers provide services. For these services, the Company recorded revenues of $191,000, $457,000 and $682,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company sells broadband transport capacity to its customers on facilities owned by utilities under marketing and management agreements with the utilities. As compensation for these services, the Company receives a percentage of the gross revenue generated by the traffic of these customers on the facilities of the utilities. Revenue equal to this margin is recognized as services are provided. For these services, the Company recorded revenues of $2.9 million, $3.5 million and $3.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company currently records all such taxes billed to its customers, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in its consolidated statements of operations.

Cost of Services

Cost of services includes direct expenses associated with providing services to the Company’s customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunications providers that provide the Company access connections to the Company’s customers, to certain components of the Company’s network facilities, and between the Company’s various facilities. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside the southern United States. These costs are expensed as incurred. Certain of these expenses are billed in advance and certain expenses are billed in arrears. The Company is required to accrue for expected expenses irrespective of whether these expenses have been billed. The Company utilizes internal management information to support the required accruals. Experience indicates that the invoices that are received from other telecommunication providers are often subject to significant billing disputes. The Company typically accrues for all invoiced amounts unless there are contractual, tariff, or operational data that clearly indicate support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues affecting the vendor relationships. The Company maintains reserves for any anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time the Company has historically required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. The Company believes its reserves are adequate.

Advertising Costs

The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $1.7 million, $1.3 million and $1.6 million, respectively.

Fair Value of Financial Instruments

The following methods and assumptions were used to determine classification and fair values of financial instruments:

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable

Cash equivalents generally consist of funds invested in highly liquid instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value. The carrying value of accounts receivable net of the allowance for doubtful accounts and the carrying value of accounts payable approximated their fair value as of December 31, 2007 and 2006.

Borrowings

The Company’s long-term obligations are not traded in an organized public market. The fair values of its first lien term loan and second lien credit facility are assumed to approximate their carrying values at December 31, 2007. The fair values of its first lien, senior secured notes, its second lien secured credit facility and its third lien, senior secured notes due 2009 are assumed to approximate their carrying values at December 31, 2006 as they were secured by underlying assets. The Company believes the fair values of the 10 1/2% senior unsecured notes due September 2007 and the 10% unsecured note included within “Long-term debt and capital lease obligations” in the accompanying consolidated balance sheets approximate their carrying values at December 31, 2006.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R requiring the recognition of expense related to the fair value of its stock-based compensation awards. The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. Since its adoption of SFAS No. 123R, the Company recognizes compensation cost on a straight-line basis over the vesting periods of the awards.

Prior to the adoption of SFAS No. 123R, the Company accounted for awards under its stock incentive plans under the intrinsic value recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prior to the adoption of SFAS No. 123R, the Company provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS No. 123 had been applied (Note 8). In accordance with APB 25, no compensation cost was required to be recognized for awards that had an exercise price equal to, or greater than, the market value of the underlying common stock on the date of grant.

Derivatives

The Company accounts for its receive-floating, pay-fixed interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“FASB No. 133”). FASB No. 133 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required by FASB No. 133 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualifies as a cash flow hedge under FASB No. 133. The critical terms of the hedging instrument match the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument match the same terms of the interest-bearing liability. The Company assesses the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company uses the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective as of September 30, 2007 and December 31, 2007. Under FASB No. 133, the Company will recognize (1) the swap at its fair value as an asset or liability in its balance sheet and mark the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap was a $4.2 million liability at December 31, 2007 and is included in “other long-term liabilities” in the accompanying consolidated balance sheets and in other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2007.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”). FIN 48 clarifies accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. FIN 48 was effective for the Company as of January 1, 2007 and was applied to all open tax positions upon the Company’s initial adoption. FIN 48 also provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of applying the provisions of FIN 48 was required to be reported as an adjustment to tax liabilities and to the opening balance of retained earnings in the year adopted. The adoption of FIN 48 on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB ratified the consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF No. 06-3”). The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added and excise taxes and Universal Service Fund contributions. The EITF concluded that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.” If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed. The adoption of EITF No. 06-3 on January 1, 2007 did not have a material effect on the Company’s consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements by providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to elect to measure many financial instruments and certain other items at fair value, including recognized financial assets and financial liabilities other than certain items excluded by the statement, and provides that the fair value option may be applied instrument by instrument, is irrevocable and must be applied to an instrument in its entirety. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings subsequent to such election. The statement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Under SFAS No. 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Under SFAS No. 141R, certain items, including acquisition costs, will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in process research and development will be recorded at fair value as an indefinite- lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R also includes new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company has not determined the effect that adoption of SFAS No. 141R will have on its financial statements, since such effect is not reasonably estimable at this time.

In December 2007, The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of APB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. Net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 provides that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The statement requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008.

3.	Asset Impairment

The Company, at least annually or as events or circumstances change that could affect the recoverability of the carrying value of its property, plant and equipment, conducts a comprehensive review of the carrying value of its property, plant and equipment to determine if the carrying amount of the assets are recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Historically, for purposes of its impairment review, the Company determined its retail group and its wholesale group as two separate asset groups with identifiable cash flows. Its retail group consists of those assets and liabilities associated with servicing the Company’s retail customer base, and its wholesale group consists of those assets and liabilities associated with servicing the Company’s wholesale customer base.

In October 2005, property, plant and equipment were reviewed for impairment in view of the Company’s projected future operating results to evaluate whether changes in circumstances indicated that the carrying amount of its assets might not be recoverable. For its asset groups, the Company determined that the sum of the expected future cash flows was greater than the carrying amount of the long-lived asset groups, and therefore that the asset groups were not impaired, except for certain central office switching assets within its retail group that were identified with a carrying amount greater than their expected future cash flows. Consequently, the Company recognized an impairment loss to property, plant and equipment of $7.2 million in the three months ended December 31, 2005 included in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2005.

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

The Company had identified its trade names as indefinite-life intangibles. In the three months ended September 30, 2005, the Company discontinued use of its BTI Telecom Corp. (“BTI”) trade name and recognized an impairment loss of $600,000, which was the amount by which the asset’s book value exceeded its fair value. In the three months ended December 31, 2005, the Company determined to discontinue future use of its ITC^DeltaCom trade name as soon as the new trade name could be determined, and recognized an impairment loss of $5.6 million, which was the amount by which the asset’s book value exceeded its fair value.

The Company concluded that its long-lived assets associated with its two separate asset groups were not impaired as of December 31, 2007 and December 31, 2006. Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions of future results, growth trends and industry conditions. Management will continue to assess the Company’s assets for impairment as events occur or as industry conditions warrant.

4.	Property, Plant and Equipment

Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006
Land	$2,505	$2,505
Buildings and towers	29,831	29,694
Furniture, fixtures and office equipment	29,119	24,300
Vehicles	735	737
Fiber optic network	84,646	84,354
Transmission equipment, electronics and other	290,166	246,760

	437,002	388,350
Less accumulated depreciation	(218,715)	(147,110)

	218,287	241,240
Assets under construction	1,866	1,279

Property, plant and equipment, net	$220,153	$242,519

In accordance with SFAS No. 144, in the three months and year ended December 31, 2005, the Company recognized an impairment loss of $7.2 million to property, plant and equipment (Note 3). The Company did not incur an asset impairment loss for the years ended December 31, 2007 and December 31, 2006. The cost and accumulated depreciation of property, plant and equipment has been reduced for impairments recognized in prior years. Depreciation expense was $71.6 million, $57.3 million, and $50.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

5.	Intangible Assets

Intangible assets and the related accumulated amortization as of December 31, 2007 and 2006 were as follows (in thousands):

	December 31,
	2007	2006
Goodwill	$35,109	$35,109

Other intangible assets:
Customer base	$20,316	$20,316
Trade name	156	156

	20,472	20,472
Less accumulated amortization	(13,125)	(10,585)

Intangible assets, net	$7,347	$9,887

The book value of goodwill was $35.1 million at December 31, 2007 and December 31, 2006. Goodwill is related to the acquisition of BTI in 2003.

The Company had identified its trade names as indefinite-life intangibles. The book value of this indefinite-life intangible was $6.2 million at December 31, 2004. In accordance with SFAS No. 142, in the year ended December 31, 2005, the Company recognized an impairment loss of $6.2 million to its trade names (Note 3). Amortization expense for customer base intangible assets was $2.5 million in each of the years ended December 31, 2007, 2006 and 2005.

Amortization expense is estimated to be $2.5 million annually for the years ending December 31, 2008 through December 31, 2009 and $2.2 million for the year ending December 31, 2010.

The Company did not incur an asset impairment loss for the year ended December 31, 2007 and 2006.

6.	Long-Term Obligations, Lease Obligations and Derivative Financial Instruments

Long-Term Debt

Long-term obligations and capital lease obligations at December 31, 2007 and 2006 consisted of the following (in thousands):

	December 31,
	2007	2006
First lien term loan facility due July 31, 2013, net of unamortized discount of $2,227	$227,773	$—
Second lien credit facility due July 31, 2014	75,000	—
First lien, senior secured notes due July 2009	—	233,999
Second lien secured credit facility due August 2009	—	56,326
Third lien, senior secured notes due September 2009 to Welsh Carson securityholders, net of unamortized discount of $4,658 at December 31, 2006	—	17,661
Third lien, senior secured notes due September 2009, net of unamortized discount of $8,855 at December 31, 2006	—	23,353
10 1/2% senior unsecured notes due September 2007	—	18,525
10% unsecured notes, $2,400 due in 36 monthly installments beginning November 2006 and $2,400 due October 2009	—	4,685
Capital lease obligations at varying interest rates, maturing through July 2009	49	76

Total	302,822	354,625
Less current maturities	(2,330)	(19,286)

Total	$300,492	$335,339

Maturities of long-term debt at December 31, 2007 were as follows:

2008	$2,330
2009	2,319
2010	2,300
2011	2,300
2012	2,300
Thereafter	293,500

Total	$305,049

2007 Refinancing and Recapitalization

On July 31, 2007, the Company completed the refinancing and recapitalization transactions described below that refinanced or retired substantially all of the Company’s outstanding debt and restructured other components of the Company’s capital structure. Upon the completion of the 2007 refinancing and recapitalization, the

Company had outstanding funded debt under new senior secured credit facilities in the aggregate principal amount of $305 million, a $10 million available but unutilized revolving credit facility and a capital lease obligation of $61,000.

On July 31, 2007, ITC^DeltaCom’s wholly-owned subsidiary, Interstate FiberNet, Inc. (“IFN”), as the borrower, and ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries, as guarantors, entered into (1) a first lien credit facility in an aggregate principal amount of $240 million, which consists of a $230 million term loan facility and a $10 million revolving credit facility, and (2) a second lien credit facility in an aggregate principal amount of $75 million. IFN drew the full amounts available under the first lien term loan facility and the second lien credit facility on July 31, 2007 and applied the proceeds of such borrowings as set forth below. The Company has accounted for the repayment of all of the long-term debt identified below as extinguishments of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement 125,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Accordingly, the Company recognized in its financial statements for the three months ended September 30, 2007 and for the year ended December 31, 2007, extinguishment by payment of the following obligations:

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

•	all $4.3 million of principal and accrued interest outstanding under vendor notes;

•	$1.4 million of capital leases; and

•	all $18.5 million of principal and accrued interest outstanding under the 10 1/2% senior unsecured notes due September 2007.

As part of the 2007 refinancing and recapitalization, ITC^DeltaCom and IFN entered into agreements with holders of $51.7 million aggregate principal amount of the third lien notes, pursuant to which ITC^DeltaCom issued a total of 17,275,791 shares of common stock in exchange for such notes. Approximately $22.9 million in principal amount of such notes were held by investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, which is a private equity firm (the “Welsh Carson securityholders”). Both before and after the transactions, the Welsh Carson securityholders, as a group, beneficially owned ITC^DeltaCom capital stock representing a majority of ITC^DeltaCom’s voting power. A portion of the third lien notes were held by private investment funds (the “TCP funds”) managed by Tennenbaum Capital Partners LLC (“TCP”). At the time of the refinancing and recapitalization, the TCP funds did not own any capital stock of the Company and, accordingly, were not stockholders of the Company.

The Company accounted for the repayment of the notes as extinguishments of debt and valued the shares of common stock exchanged for such notes at $8.50 per share based on the closing sale price of the Company’s common stock on July 30, 2007 as reported on the OTC Bulletin Board. In connection with these transactions, the Company recognized in its financial statements for the three months ended September 30, 2007 and the year ended December 31, 2007 loss on extinguishment of debt of:

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

•

$7.7 million from the issuance of 1,259,074 shares of common stock valued at $10.7 million in exchange for $3.815 million aggregate principal amount of third lien notes (consisting of $3.0 million net of debt discount) held by other note holders, and prepayment penalty expense of 2% of the principal prepaid, or approximately $76,000 paid in cash; and

•	$914,000 from the repayment in cash of $4.3 million aggregate principal amount of third lien notes (consisting of $3.4 million net of debt discount) held by other note holders.

The Company wrote off a total of approximately $7.3 million of debt issuance cost associated with the extinguished debt.

First Lien Term Loan Facility due July 31, 2013. The new first lien credit facility was initially funded by an institutional lender that, after the facility closing on July 31, 2007, syndicated the facility to other lenders, including TCP funds. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility will begin in the first quarter of 2008. IFN may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at IFN’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the London interbank offered rate (“LIBOR”) plus 4.00%. Borrowings under the revolving credit facility bear interest, at IFN’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. IFN may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

The obligations under the first lien credit facility are secured by a first priority security interest in, and a first priority lien on, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The first lien credit facility agreement contains customary affirmative and negative covenants, including covenants restricting the ability of ITC^DeltaCom and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of their assets, pay certain dividends or make other distributions, make investments, and engage in transactions with affiliated persons. The agreement requires the Company to comply with financial covenants limiting their annual capital expenditures and specifying (as defined for the purposes of the agreement) the maximum ratio of its total consolidated indebtedness to its consolidated EBITDA for each measurement period. The first lien credit facility agreement also contains financial covenants applicable to the Company specifying (as defined for purposes of the agreement) the minimum ratio of its consolidated EBITDA to its consolidated interest expense and the maximum ratio of its first lien consolidated indebtedness to its consolidated EBITDA for each measurement period.

Second Lien Credit Facility due July 31, 2014. The new second lien credit facility was provided by TCP funds that were holders of some of IFN’s first lien notes and third lien notes, as well as lenders under IFN’s previous second lien credit facility. The new second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the second lien credit facility. Prepayment of borrowings outstanding under this facility before July 31, 2009 will require payment of a premium of approximately $1.5 million if the borrowings are prepaid prior to July 31, 2008, or approximately $750,000 if the borrowings are prepaid on or after July 31, 2008 and before July 31, 2009. Borrowings outstanding under the second lien credit facility bear interest, at IFN’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. For interest payments covering any interest period ending on or before July 31, 2009, IFN may elect to pay interest under the facility either entirely in cash or as payment-in-kind (“PIK”) interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash.

The obligations under the second lien credit facility are secured by a second priority security interest in, and a second priority lien on, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The second lien credit facility agreement contains customary affirmative and negative covenants, including covenants restricting the ability of ITC^DeltaCom and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of their assets, pay certain dividends or make other distributions, make investments, and engage in transactions with affiliated persons. The agreement requires the Company to comply with financial covenants limiting its annual capital expenditures and specifying (as defined for the purposes of the agreement) the maximum ratio of its total consolidated indebtedness to its consolidated EBITDA for each measurement period.

First Lien, Senior Secured Notes due July 2009 and Repaid July 31, 2007. On July 31, 2007, in connection with the 2007 refinancing and capitalization, the Company repaid its first lien, senior secured notes due 2009 that were issued in the aggregate principal amount of $209 million in connection with the July 2005 refinancing described in Note 1. In connection with the July 2005 refinancing, the Company used the proceeds of the first lien notes to repay in full the amount the Company’s former $204 million senior secured credit facility, which was terminated, and to pay accrued interest under the facility as well as transaction costs. The first lien notes accrued interest, payable quarterly, at an annual rate equal to LIBOR plus 8%, with the portion of any interest in excess of a 12% annual rate payable in-kind at the Company’s option, and accrued PIK interest, payable on a quarterly basis, at an annual rate of 0.5%. No principal payments were due on the first lien notes before the maturity date of July 26, 2009. The obligations under the first lien notes were secured by first priority liens on, and security interests in, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The Company was subject to financial covenants under the first lien credit agreement, including a maximum capital expenditures covenant, a senior debt ratio covenant, a total leverage ratio covenant, an interest coverage ratio covenant, a minimum unrestricted cash covenant, and a minimum consolidated EDITDA covenant (as EBITDA is defined for purposes of these obligations). As a result of the repayment in full of the former $204 million senior secured credit facility in connection with the July 2005 refinancing, the Company expensed $3.9 million of unamortized debt issuance costs, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2005.

On November 10, 2006, the Company placed with institutional investors $21 million principal amount of additional first lien notes with the same payment terms and the same July 26, 2009 maturity date as the first lien notes issued in connection with the July 2005 refinancing. The Company paid the holders of the outstanding first lien notes a fee of $611,000 for consenting to amendments to the first lien note agreement made in connection with the sale of the additional notes. The amendments modified some of the financial and operating covenants in the agreement to reflect changes required by the issuance of the additional first lien notes, and operating requirements that included the additional capital expenditures the Company would make with the new note proceeds. The modifications affected the maximum capital expenditures covenant, the senior debt ratio covenant, the total leverage ratio covenant and the interest coverage ratio covenant. The amendments also expanded the minimum consolidated EBITDA covenant, under which, as modified, the Company was required to maintain consolidated EBITDA (as defined for purposes of the agreement), as measured by the cumulative sum of consolidated EBITDA for the preceding 12 months, of at least $60 million at December 31, 2006, $66.7 million at June 30, 2007, $70 million at December 31, 2007 and $77 million at June 30, 2008. The related covenants under the second lien secured credit facility due 2009 and the third lien, senior secured notes due 2009 were also amended to reflect these modifications.

Second Lien Secured Credit Facility due August 2009 and Repaid July 31, 2007. On July 31, 2007, in connection with the 2007 refinancing and recapitalization, the Company repaid its second lien secured credit facility due August 2009 that was amended in connection with the July 2005 refinancing, under which approximately $55.7 million principal amount of loans were outstanding at the July 2005 refinancing date. The amendment extended the maturity date of the loans from June 30, 2009 to August 26, 2009, eliminated all scheduled principal payments prior to maturity, and increased the annual rate at which interest accrued. Under the amended agreement, the loans accrued cash interest at an annual rate equal to LIBOR plus 7.75% and accrued PIK interest, payable on a quarterly basis, at an annual rate of 0.75%. The operating and financial covenants of the second lien credit agreement were modified to be substantially consistent with the corresponding covenants under the first lien notes and the third lien, senior secured notes.

Following the 2005 July refinancing, the obligations under the second lien secured credit facility were secured by second priority liens on, and security interests in, substantially all of the assets of ITC^DeltaCom and its subsidiaries. Under an intercreditor agreement with the lenders under the first lien notes, the lenders under the second lien secured credit facility were subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the loan parties or an insolvency of the loan parties until all obligations under the first lien notes were paid in full. Following payment in full of the first lien notes, the obligations under the second lien secured credit facility would have been secured by first priority liens on, and security interests in, the assets that previously had secured obligations under the first lien notes.

Before the March 2005 restructuring described in Note 1, the indebtedness under the second lien secured credit facility was subordinated to the indebtedness under the Company’s former $204 million senior secured credit facility in right of payment and priority of security. No principal payments were permitted to be made under the second lien secured credit facility until all amounts outstanding under the senior secured credit facility were paid in full. Principal amounts outstanding under the facility were payable in quarterly amounts of $3,979,644 from the third quarter of 2006 through the first quarter of 2007, in the amount of $13,979,644 for the second quarter of 2007, in quarterly amounts of $646,331 from the third quarter of 2007 through the first quarter of 2008, and in a final payment of $27,857,725 on the maturity date of June 30, 2008. Borrowings outstanding under the facility generally bore interest at an annual rate that was .25% higher than the annual interest rate under the senior secured credit facility.

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

Third Lien, Senior Secured Notes due September 2009 and Repaid July 31, 2007. On July 31, 2007, in connection with the 2007 refinancing and recapitalization, the Company repaid its third lien, senior secured notes due 2009 that were issued in connection with the July 2005 refinancing, in the aggregate principal amount of $50.8 million. In connection with the July 2005 refinancing, the Company issued $30 million principal amount of third lien notes to new investors for cash and $20.8 million principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan which the Welsh Carson securityholders had extended in connection with the March 2005 restructuring (as described below). The third lien notes accrued interest, payable quarterly, at an annual rate of LIBOR plus 7.5%, with the portion of any interest in excess of a 12% annual rate payable in-kind at the Company’s option, and accrued additional PIK interest, payable on a quarterly basis, at an annual rate of 4.5%. No scheduled principal payments were due on the third lien notes before the maturity date of September 26, 2009. The obligations under the third lien notes were secured by third priority liens on, and security interests in, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The operating and financial covenants under the third lien notes were substantially consistent with the corresponding covenants under the first lien notes and the second lien credit facility. Under an intercreditor agreement with the holders of the first lien notes and the lenders under the second lien credit agreement, the holders of the third lien notes were subject to standstill provisions restricting their ability to enforce their remedies upon an event of default by the third lien note obligors or an insolvency of the third lien note obligors until all obligations under the first lien notes and the second lien credit agreement were paid in full.

In the July 2005 refinancing, in connection with the issuance of the third lien notes, the Company issued 9,000,000 Series D warrants to the third lien note purchasers other than the Welsh Carson securityholders. Each Series D warrant entitled the holder to purchase one share of a new issue of the Company’s 8% Series C convertible redeemable preferred stock (the “Series C preferred stock”) and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date of July 26, 2005 through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock would have been convertible into .4445 of one share of the Company’s common stock (subject to antidilution adjustments). Each Series D warrant also would have permitted the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would be convertible as of the warrant exercise date. The Company assessed the value attributable to (1) the fixed income component of the Series C preferred stock by determining the present value of the future cash-flow stream attributable to the Series C preferred stock and (2) the call option on the common stock inherent in the conversion right based on a Black-Scholes valuation model, and determined the fair value allocation of the proceeds to the warrants to be $13.0 million. Prior to the exchange of the Series D warrants for common stock on July 31, 2007, the resulting $13.0 million debt discount was being amortized to future interest cost using the interest method.

Subordinated Secured Loan Facility Refinanced July 2005

In the March 2005 restructuring, ITC^DeltaCom and its subsidiaries entered into a subordinated secured loan agreement with the Welsh Carson securityholders. On the restructuring date, the Company drew down the full $20 million of borrowings available under this facility. Under the loan, no principal payments could be made until all amounts outstanding under the Company’s senior and junior secured credit facilities were paid in full. The outstanding principal amount under the subordinated loan agreement was payable in a single payment on the maturity date. Interest was payable on the loan at an annual rate of 12% in payment-in-kind interest by an increase in the principal loan amount until repayment of the senior and junior secured credit facilities and, at the Company’s option, in PIK or cash thereafter. The obligations under the subordinated loan agreement were secured by third priority liens on, and security interests in, substantially all of the assets of the Company and all of its subsidiaries. The loan was terminated on July 26, 2005 upon the Company’s issuance to the Welsh Carson securityholders of $20.8 million principal amount of third lien, senior secured notes as part of the July 2005 refinancing. In connection with this loan, the Company issued the lenders Series C warrants to purchase 6,600,000 shares of common stock that it valued using the Black-Scholes pricing model and determined to have a fair value allocation of $7.6 million of the proceeds. Prior to the exchange of the Series C warrants for common stock on July 31, 2007, the resulting $7.6 million debt discount was being amortized to interest cost using the interest method.

Senior Secured Credit Facility Refinanced July 2005

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

As of December 31, 2007, 2006 and 2005, the Company was in compliance with all of its financial covenants under each of the foregoing credit facilities and other debt obligations then in effect.

Interest cost for the years ended December 31, 2007, 2006 and 2005 included $2.5 million, $4.6 million and $2.4 million, respectively, of amortized debt discount.

Derivative Financial Instrument

Under terms of the first lien and second lien credit facility agreements which it entered into in connection with the 2007 refinancing and recapitalization, the Company agreed to hedge at least 50% of the aggregate principal amount of borrowings outstanding under the facilities, so that such borrowings would be effectively subject to a fixed or maximum interest rate for a period of two years commencing within 90 days of July 31, 2007. As of July 31, 2007, $305 million principal amount of borrowings were outstanding under the facilities. As described above, borrowings outstanding under each facility accrue interest equal to either a specified base rate or LIBOR plus a specified margin. The Company has elected to pay interest based on a variable three-month LIBOR rate. The Company’s objective is to hedge the variability in the cash flows of the interest payments on $210 million principal amount, or approximately 70%, of its variable-rate debt. On August 24, 2007, the Company entered into a receive-floating, pay-fixed interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in the credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of floating-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. The Company will pay interest under the swap on the last day of each quarter through September 30, 2009.

The Company accounts for the swap in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” See Note 2.

Lease Obligations

The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under non-cancelable operating leases with original or remaining periods in excess of one year and maturities of capitalized lease obligations as of December 31, 2007 were as follows (in thousands):

	Operating Leases	Capital Leases
2008	$14,785	$33
2009	13,225	20
2010	11,153	—
2011	8,279	—
2012	6,646	—
Thereafter	6,381	—

	$60,469	53
Less amounts representing interest		(4)

Present value of net minimum lease payments		49
Less current portion		(30)

Obligations under capital leases, net of current portion		$19

Rent expense charged to operations for the years ended December 31, 2007, 2006 and 2005 was $19.9 million, $19.7 million, and $17.9 million, respectively.

The Company’s assets under capital lease, vehicles, had a gross book value of $95,000 at December 31, 2007. Accumulated depreciation on these capitalized assets was $31,000 at December 31, 2007.

7.	Income Taxes

Details of the income tax (benefit) expense for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred:
Federal	(25,533)	(9,474)	(21,561)
State	(2,995)	(1,112)	(2,529)
Increase in valuation allowance	28,528	10,586	24,090

Total deferred	—	—	—

Total (benefit) expense	$—	$—	$—

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$339,711	$310,889
Property impairment	80,249	80,249
Accounts receivable reserve	1,129	1,165
Other	11,386	10,135

	432,475	402,438

Deferred tax liabilities:
Property	(98,153)	(97,409)
Other	(7,199)	(6,434)

	(105,352)	(103,843)

Net deferred tax assets	327,123	298,595
Valuation allowance	(327,123)	(298,595)

Net deferred tax liabilities	$—	$—

At December 31, 2007, the Company had net operating loss carry forwards of approximately $894 million. At December 31, 2006, the Company had net operating loss carry forwards of approximately $818 million, including net operating loss carry forwards of approximately $213 million incurred by BTI prior to the date of its acquisition by the Company. These acquired net operating losses created additional deferred tax assets of $77 million, which are included in the foregoing table. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total change in the year ended December 31, 2007 in the valuation allowance was $28.56 million. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit an entity’s ability to utilize net operating loss carry forwards in the case of certain events, including significant changes in ownership interests. During the year ended December 31, 2002, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize pre-ownership change losses totaling approximately $152 million and pre-merger losses of BTI totaling approximately $213 million against future taxable income will be limited. The loss carry forwards expire in the years ending December 31, 2019 through December 31, 2027. A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(4)
Permanent differences	20	2	3
Increase in valuation allowance	18	36	35

Effective income tax rate	0%	0%	0%

Generally, the losses resulting from the extinguishment of debt through issuance of equity reported in the accompanying consolidated statements of operations and comprehensive loss are non-deductible and are included in permanent differences in the rate reconciliation above for the year ended December 31, 2007.

8.	Equity Interests

2007 Recapitalization

On July 31, 2007, ITC^DeltaCom completed transactions in which it eliminated all series of its previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of its capital stock. Immediately after the completion of the transactions, ITC^DeltaCom’s outstanding capital stock consisted of approximately 66,970,000 shares of common stock and 412,215 shares of a new issue of preferred stock convertible into a maximum of 13,603,095 shares of common stock.

Prior to the recapitalization on July 31, 2007, ITC^DeltaCom’s outstanding capital stock and convertible securities consisted of:

•	approximately 18,770,000 shares of common stock;

•

approximately 201,882 shares of 8% Series A convertible redeemable preferred stock (the “Series A preferred stock”) issued October 29, 2002, which at July 31, 2007 were convertible into a total of approximately 1,200,000 shares of ITC^DeltaCom’s common stock at a conversion price of $17.15 per share of common stock;

•

approximately 607,087 shares of 8% Series B convertible redeemable preferred stock (the “Series B preferred stock”), of which 350,000 shares were issued October 6, 2003 and 150,000 shares were issued November 11, 2004, which at July 31, 2007 were convertible into a total of approximately 6,700,000 shares of the ITC^DeltaCom’s common stock at a conversion price of $9.00 per share of common stock;

•

approximately 1,020,000 Series A warrants to purchase approximately 340,000 shares of common stock issued on October 29, 2002, which at July 31, 2007 had an exercise price of $15.35 per share of common stock;

•

3,000,000 Series B warrants to purchase approximately 1,000,000 shares of common stock, issued on October 6, 2003 to the Welsh Carson securityholders in connection with the sale of the Series B preferred stock on that date, which at July 31, 2007 had an exercise price of $25.50 per share of common stock;

•

20,000,000 Series C warrants to purchase approximately 6,600,000 shares of common stock, issued on March 29, 2005 to the Welsh Carson securityholders in connection with the March 2005 restructuring, which at July 31, 2007 had an exercise price of $1.80 per share of common stock; and

•

9,703,505 Series D warrants first exercisable on June 30, 2007, of which 9,000,000 warrants were issued on July 26, 2005 to TCP funds in connection with their third lien note purchase on that date, which at July 31, 2007 had an exercise price determined to be $.01 based on the Company’s consolidated EBITDA (as defined for purposes of such warrants). Each Series D warrant entitled the holder to purchase one share of a new issue of the ITC^DeltaCom’s Series C preferred stock and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock was convertible into .4445 of one share of common stock (subject to antidilution adjustments) and also permitted the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would have been convertible as of the warrant exercise date.

On July 31, 2007, ITC^DeltaCom entered into agreements with various holders of the Series A preferred stock, Series B preferred stock, Series B warrants, Series C warrants and Series D warrants, pursuant to which ITC^DeltaCom issued a total of 23,990,004 shares of common stock upon the conversion or exchange of those securities on that date. In accounting for these transactions, the Company valued the shares of common stock issued for the conversion and redemption of preferred stock, as further described below, at $8.50 per share based on the closing sale price of the common stock on July 30, 2007, as reported on the OTC Bulletin Board. Pursuant to the agreements, the Company:

•

recognized a charge to its common stockholders of approximately $5.5 million in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2007, as the result of the issuance of 1,747,929 shares of common stock valued at $14.9 million upon the conversion of 50% of the 201,882 outstanding shares of Series A preferred stock and the redemption for $11.0 million of cash for the remaining 50% of the outstanding shares of Series A preferred stock;

•

recognized a charge to its common stockholders of approximately $38.8 million in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2007, as the result of the issuance of 11,735,080 shares of common stock valued at $99.7 million upon the conversion of all 607,087 outstanding shares of Series B preferred stock by the Welsh Carson securityholders;

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

On July 31, 2007, in connection with the 2007 refinancing and recapitalization described above and in Note 6, the Company received total gross proceeds of $62.2 million from the following sales of ITC^DeltaCom’s capital stock for cash, including:

•

gross proceeds of $21 million received from the sale of 6,937,724 shares of common stock to Welsh Carson securityholders, for which the Company recognized a charge to its retained deficit for a special distribution to its stockholders of $38 million, which represented the excess of the trading value of $8.50 per share over the purchase price of $3.03 per share for the shares sold; and

•

gross proceeds of $41.2 million from the sale of 412,215 shares of a new issue of ITC^DeltaCom’s 6% Series H convertible redeemable preferred stock (the “Series H preferred stock”) to institutional investors at a purchase price of $100 per share and at an aggregate purchase price of $41.2 million. Prior to the redemption of 300,842 shares of the Series H preferred stock and conversion of the remaining 111,373 shares of the Series H preferred stock on January 29, 2008 (Note 14), the Series H preferred stock was convertible into a maximum of 13,603,095 shares of common stock by January 31, 2008. The Company recognized a beneficial conversion feature discount on the Series H preferred stock at its intrinsic value, which was the fair value of the common stock of $7.40 per share at July 16, 2007, the commitment date for the Series H preferred stock investment, less the effective conversion price of $3.03 per share, or $4.37 per share, but limited to the $41.2 million of proceeds received from the sale. The Company recognized the $41.2 million beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheets. The beneficial conversion discount was being accreted to the January 31, 2008 date of redemption and conversion, and recognized as a charge to common stockholders.

Prior to fixing the terms of the 2007 recapitalization, the Company solicited proposals for the sale of the common stock from investment banking institutions. The Company negotiated a firm commitment from one of the institutions to purchase common stock at a price of $3.03 per share and paid a nonrefundable commitment fee of $1.6 million. Upon securing a commitment for sale of the Series H preferred stock, the Company terminated the commitment with the investment banking institution and recognized the termination expense in the consolidated statements of operations and comprehensive loss for the three months ended September 30, 2007.

Warrants

On October 29, 2007, ITC^DeltaCom’s Series A warrants, which it issued on October 29, 2002, expired by their terms.

For information concerning the Series C warrants issued on March 29, 2005 and the Series D warrants issued on July 26, 2005, see Note 6.

Convertible Redeemable Preferred Stock

Dividends accrued on the Series A preferred stock and the Series B preferred stock at an annual rate of 8% until the redemption or conversion of such preferred stock on July 31, 2007. Under its certificate of incorporation, ITC^DeltaCom had the option, instead of paying cash dividends on either series of preferred stock, to pay dividends on such series in additional shares of that series. From its initial issuance of the Series A preferred stock on October 29, 2002 and initial issuance of the Series B preferred stock on October 6, 2003, ITC^DeltaCom paid all accrued dividends on the Series A and Series B preferred stock solely in the form of payment-in-kind dividends through the quarterly dividend period ended June 30, 2006. Solely for purposes of calculating the dividend amount, in accordance with the terms of the prepared stock, each share of preferred stock issued as a payment-in-kind dividend was valued at its liquidation preference of $100. In addition, the Company accreted through the redemption date of each series of preferred stock the discount arising when shares of such series were issued.

Effective for the quarterly dividend period ended September 30, 2006, ITC^DeltaCom suspended indefinitely the quarterly payment of dividends on its Series A preferred stock and Series B preferred stock to comply with provisions of the Delaware General Corporation Law that condition payment of dividends on compliance with specified financial tests. Because ITC^DeltaCom did not comply with such financial tests, it did not pay dividends on the outstanding shares of the Series A or Series B preferred stock for the quarterly dividend periods ended from and including September 30, 2006 through June 30, 2007. The total cumulative amount of such dividends that were accrued and unpaid as of the July 31, 2007 date of redemption and conversion of such preferred stock was $1.8 million on the Series A preferred stock and $5.5 million on the Series B preferred stock.

No shares of the Series C preferred stock, which was created on October 24, 2005 in connection with the issuance of the Series D warrants, were issued prior to the Company’s recapitalization on July 31, 2007.

The Series H preferred stock ranked senior to the common stock and each other class of capital stock with respect to dividend rights and distributions upon the liquidation, dissolution or winding up of ITC^DeltaCom. Each share of Series H preferred stock had a stated liquidation preference of $100 and was entitled to receive cash dividends at an annual rate of 6% from the date of issue. ITC^DeltaCom was obligated to pay an amount equal to accrued cash dividends with respect to such shares when redeemed by ITC^DeltaCom or converted into common stock by January 31, 2008. See Note 14.

Stock Incentive Plans

The Company maintains two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan.

The Compensation Committee of ITC^DeltaCom’s Board of Directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. At December 31, 2007, 666,306 shares of common stock remained available for grant under the Stock Incentive Plan. On February 6, 2008, the Board of Directors, upon the recommendation of the Compensation Committee, approved amendments to the Stock Incentive Plan that increased by 3,300,000 shares to 6,305,334 shares the total number of shares of common stock that may be issued under the Stock Incentive Plan. Of such shares, no more than 1,216,667 shares may be issued upon the exercise of incentive stock options. The amendments also fixed the termination date of the Stock Incentive Plan, as amended, as the tenth anniversary of the amendment date. Option vesting schedules generally range from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period. The option price for any option may not be less than 100% of the fair market value of the stock covered by the option on the date of grant, except that, in the case of an incentive stock option, the option price may not be less than 110% of such fair market value if the optionee is the beneficial owner of 10% or more of ITC^DeltaCom’s voting capital stock.

The sole stock awards issuable pursuant to the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan are the awards described below under “Equity Grants.” The only participants in this plan, which is administered by ITC^DeltaCom’s Board of Directors, are the Company’s three senior officers who have received such awards.

Equity Grants

In February 2005, as an inducement material to their entering into employment with the Company, the Company agreed to grant to three newly hired senior officers a total of 7.25% of each class or series of ITC^DeltaCom’s equity securities, calculated on a fully diluted basis. The equity securities subject to the original grants consisted of units for ITC^DeltaCom’s common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 and, in addition, Series D warrants as of July 26, 2005. Until such awards were amended as of July 31, 2007 and December 31, 2007 as discussed below, of each class of securities, 60% of the securities vested ratably over three years on each anniversary of the officer’s initial employment date and 40% of the securities were subject to vesting based on future achievement of performance objectives. Stock-based compensation expense equal to the $4.4 million fair market value of the units for the common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 is being recognized for 60% of each class of securities over the three-year vesting period which began in the three months ended March 31, 2005, and until such awards were amended as of December 31, 2007, for 40% of each class of securities based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of the agreements. The fair market value of the equity securities to be issued as of March 29, 2005 was determined based on the number of shares of common stock subject to the grants, in the case of the common stock to be issued, and on an as-if-converted into common stock basis based on the conversion price of the preferred stock, in the case of each series of preferred stock to be issued. The fair market value of the common stock was determined based on the trading price of the common stock as quoted on the Nasdaq National Market on March 29, 2005. Stock-based compensation expense equal to the $1.1 million fair market value of the Series D warrants as of July 26, 2005 is being recognized for 60% of the Series D warrants over the three-year vesting period, and until such awards were amended as of December 31, 2007, for 40% of the Series D warrants based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of the agreements. In determining the value associated with the Series D warrants, the Company assessed the value attributable to (1) the fixed income component of the Series C preferred stock by determining the present value of the future cash-flow stream attributable to the Series C preferred stock and (2) the call option on the Company’s common stock inherent in the conversion right based on a Black-Scholes valuation model.

The Company did not recognize any stock-based compensation expense in the years ended December 31, 2005, 2006 and 2007 in connection with the performance-based awards based upon its estimate of expected performance results adjusted for actual results in those years and projected future performance results, because achievement of the performance objectives was not considered probable.

Effective on July 31, 2007, to adjust the compensatory equity awards granted in the year ended December 31, 2005 to the three senior officers for the 2007 refinancing and recapitalization, ITC^DeltaCom’s Board of Directors approved amendments to outstanding stock unit awards for a total of 14,017 shares of Series A preferred stock and 42,138 shares of Series B preferred stock and outstanding awards of 703,505 Series D warrants to convert those awards into grants of common stock units for a total of 1,575,171 shares of common stock. The vesting provisions applicable to the foregoing common stock units are the same as the vesting provisions of the awards that were amended. Common stock units for approximately 945,000 shares represent the 60% of the amended awards that vest over a period of 36 months, which began in the three months ended March 31, 2005. Accordingly, the Company applied provisions of SFAS 123R, “Share-Based Payment,” regarding exchanges of share instruments and accounted for the amendments to the outstanding stock unit awards as a modification of the stock incentives in the three months ended September 30, 2007. The Company determined the incremental compensation cost as the difference in the fair value of the awards immediately after the 2007 refinancing and recapitalization compared to the fair value of the awards immediately before the 2007 refinancing and recapitalization, and recognized $2.4 million of the compensation cost attributable to the portion of the units vested as of the 2007 refinancing and recapitalization date of July 31, 2007 in “Selling, operations and administration expense” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2007. As of July 31, 2007, in connection with the modification, the Company began recognizing additional compensation cost of approximately $84,000 monthly over the remaining vesting period of the stock units, which was approximately seven months.

On December 21, 2007, the Board of Directors approved amendments to the vesting provisions of stock units for approximately 715,000 shares of common stock which provided that such stock units would vest as of December 31, 2007. Before the amendments, such awards had been subject to vesting based on the Company’s attainment of at least $90 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters, and represented one-half of the 40% of the securities that had been subject to performance-based achievement. Following the amendments, approximately 715,000 shares of common stock are subject to future vesting based on the Company’s attainment of at least $105 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters during the remaining term of the agreements which are automatically extended for successive one-year periods in February of each year unless otherwise terminated. At the date of such amendments to the vesting provisions, achievement of that performance objective was not expected to be satisfied. Consistent with the provisions of SFAS 123R, the Company accounted for such amendments as a modification of the awards. SFAS 123R provides that when the original performance vesting condition is not probable of achievement at the date of modification, the cumulative compensation cost related to the modified award if vesting occurs is the award’s fair value at the date of the modification. The Company determined the fair value of the awards at December 31, 2007 based on the closing sale price of the common stock as reported on the

OTC Bulletin Board to be approximately $3.6 million, which it recognized in “Selling, operations and administration expense” in the accompanying consolidated statements of operations and comprehensive loss for the three months and year ended December 31, 2007.

Restricted Stock Units

Restricted stock units awarded under the Stock Incentive Plan were granted to the recipients at no cost. The fair value of restricted stock units awarded was calculated using the closing value of the common stock on the grant date and is being amortized over the restriction lapse periods of the awards. As of December 31, 2007, the total compensation cost related to nonvested restricted stock units not yet recognized was $1.2 million, and the weighted average period over which this cost will be recognized is 2.2 years. The grant date fair value of restricted stock units granted in the years ended December 31, 2007, 2006 and 2005 was approximately $596,000, $1.6 million and $355,000, respectively. Restrictions on transfer lapse over one-year to four-year periods. The table below summarizes activity in restricted stock units for each year in the three-year period ended December 31, 2007.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2004	132,039	$14.42
Restricted stock units granted	347,675	$1.74
Lapse of restrictions	(30,135)	$13.14
Forfeited	(32,649)	$12.11

Nonvested as of December 31, 2005	416,930	$4.35
Restricted stock units granted	772,500	$2.03
Lapse of restrictions	(126,435)	$5.67
Forfeited	(28,114)	$1.93

Nonvested as of December 31,2006	1,034,881	$2.49
Restricted stock units granted	112,500	$5.30
Lapse of restrictions	(373,759)	$2.99
Forfeited	(19,958)	$3.45

Nonvested as of December 31, 2007	753,664	$2.66

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

The fair value of each option grant was estimated on the date of grant using the following weighted-average assumptions:

Assumptions	2005
Risk-free interest rate	3.85%
Expected dividend yield	0.00%
Expected lives	5 years
Expected volatility	140.00%

There were no stock option awards granted under the Stock Incentive Plan during the years ended December 31, 2007 and December 31, 2006.

The table below summarizes stock option activity for each year in the three-year period ended December 31, 2007:

	Shares	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2004	934,392	$14.45
Granted	104,336	$1.68
Exercised	—	—
Forfeited	(332,070)	$14.67

Outstanding at December 31, 2005	706,658	$12.70
Granted	—	—
Exercised	—	—
Forfeited	(49,006)	$15.89

Outstanding at December 31, 2006	657,652	$12.43
Granted	—	—
Exercised	(29,167)	$4.30
Forfeited	(92,532)	$13.12

Outstanding at December 31, 2007	535,953	$12.74

The table below sets forth for stock options, the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date at December 31, 2007:

Range of Exercise Prices	Outstanding as of Dec. 31, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of Dec. 31, 2007	Weighted Average Exercise Price
$1.68	71,002	7.4	$1.68	35,501	$1.68
$5.46-$7.80	141,164	4.9	$7.64	141,164	$7.64
$11.10-$13.86	48,791	6.0	$12.19	48,791	$12.19
$15.84-$21.27	274,996	5.0	$18.31	274,996	$18.31

The weighted-average fair value of options granted under the Stock Incentive Plan during the year ended December 31, 2005 was $1.50 per share. At December 31, 2007, options to purchase 500,452 shares of the common stock with a weighted average exercise price of $13.53 per share were exercisable by employees of the Company.

The Company recognized stock-based compensation in the total amount of $9.2 million for the year ended December 31, 2007, including compensation related to existing stock option awards, restricted stock units, equity securities granted to three senior officers in the year ended December 31, 2005, and to modification of awards granted to such senior officers in the year ended December 31, 2007. The Company recognized stock-based compensation expense in the amount of $2.6 million and $2.2 million for the years ended December 31, 2006 and 2005, respectively, related to restricted stock units and to equity securities granted to such officers in the year ended December 31, 2005, as described above under “Equity Grants.”

Prior to Adoption of SFAS 123R

As required by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” prior to the adoption of SFAS No. 123R, the Company provided pro forma net loss and pro forma net loss per common share disclosures for stock-based awards, as if the fair-value-based method defined in SFAS No. 123 had been applied. The following table illustrates the pro forma effect on net loss and net loss per share if the Company had applied the fair value method to account for stock stock-based awards to employees for the year ended December 31 2005:

2005
Net loss (in thousands)
As reported	$(57,806)
Add: total stock based employee compensation expense included in net loss, as reported	2,168
Less: total stock based employee compensation expense that would have been included in the determination of net loss if the fair value method had been applied to all awards	(3,084)

Net loss, pro forma	$(58,722)

Basic and diluted net loss per share
As reported	$(3.11)
Pro forma	$(3.16)

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

9.	Restructuring

The Company has accrued liabilities for restructuring charges primarily for office lease termination costs recognized in the years ended December 31, 2003 and 2004 in connection with a merger.

In December 2005, the Company implemented a plan to close certain financial and network service functions in its former headquarters location in West Point, Georgia and to relocate those business activities to its other locations in Huntsville and Anniston, Alabama. Approximately 65 employee positions were relocated pursuant to the plan. The plan was adopted for the purpose of reorganizing the affected functions to enhance the focus of the Company’s operations. In connection with the plan, the Company paid and recognized as components of selling, operations and administrative expense in the accompanying consolidated statements of operations and comprehensive loss termination benefits of $501,000 and $111,000 for severance, retention and relocation in the years ended December 31, 2006 and 2005, respectively.

The following table reflects activity associated with accrued restructuring charges from January 1, 2007 through December 31, 2007, which are recorded in accrued liabilities (in thousands):

	Balance at December 31, 2006	Accruals	Payments	Balance at December 31, 2007
Restructuring charges:
Employee severance	$23	$—	$—	$23
Office space leases	4,327	—	(1,328)	2,999

Total	$4,350	$—	$(1,328)	$3,022

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the table below.

	Balance at December 31, 2006	Balance at December 31, 2007
Other accrued liabilities	$1,294	$1,294
Long-term restructuring liabilities	3,056	1,728

Total	$4,350	$3,022

10.	Commitments and Contingencies

Purchase Commitments

At December 31, 2007, the Company had entered into agreements with vendors to purchase approximately $4.3 million of equipment and services during the year ending December 31, 2008 related to the improvement and installation of switches, other network equipment and certain services.

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

Proceedings Affecting Rights-of-Way. To maintain its fiber optic network, the Company has obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. The Company may not be able to continue to use or have access to all of its existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Third parties have initiated legal proceedings in a number of states challenging some of the Company’s significant licenses to use the rights-of-way of others, including its licenses to use the rights-of-way of Mississippi Power Company and Gulf Power Company. As of December 31, 2007, pending proceedings affected approximately 300 route miles of the Company’s network. If some of these or similar future challenges are successful, or if the Company otherwise is unsuccessful in maintaining or renewing its rights to use its network easements, rights-of-way, franchises and licenses, the Company may be compelled to abandon significant portions of its network, which would require it to incur additional expenditures and to pay substantial monetary damages. The results of these challenges, some of which are described below, are uncertain and, individually or in the aggregate, could have a material adverse effect on the Company’s results of operations or financial position.

Mississippi Power Company Rights-of-Way. A portion of the Company’s network runs through fiber optic cables owned by the Mississippi Power Company over its rights-of-way located in Jasper County, Mississippi. A proceeding involving Mississippi Power Company and several real property owners who have granted Mississippi Power Company rights-of-way in Jasper County resulted in a January 1999 order of the Mississippi Supreme Court holding that Mississippi Power Company could not permit third parties to use its rights-of-way at issue for any purpose other than in connection with providing electricity to customers of Mississippi Power Company. The Company became a party to the proceeding after the January 1999 order. The property owners sought compensatory damages equal to the profits or gross revenues received by the Company from its use of Mississippi Power Company’s rights-of-way in Jasper County and punitive damages for the Company’s use of the route. The Circuit Court of the First Judicial District of Jasper County entered an order directing the Company not to use that portion of its fiber optic network located on Mississippi Power Company’s rights-of-way in Jasper County, except in an emergency. In December 2005, a settlement agreement was entered. In January 2006, the order that restricted the Company’s use of the fiber optic network in Jasper County was vacated. As part of the settlement, substantially all of the property owners have dismissed their cases and granted Mississippi Power Company an easement that allows for the Company’s use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the properties. The settlement had no material adverse effect on the Company’s financial position or results of operations.

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

Some parties to the 37-parcels proceeding who had been dismissed from the proceeding before the Jasper County settlement are not bound by the settlement and have filed new proceedings against Mississippi Power Company and the Company. It is possible that additional parties who are not subject to the settlement also may file new proceedings. In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and the Company by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of real property located in Lamar County, Mississippi. Both plaintiffs also were defendants in the 37-parcels proceeding. The plaintiffs have not specified the amount of damages they are seeking. Similarly, in November 2004, another former defendant in the 37-parcels proceeding sued the Company and Mississippi Power Company in the Chancery Court of Jones County, Mississippi, to enjoin the Company’s use of fiber optic cables in Mississippi Power Company’s rights-of-way over the plaintiff’s property and to recover all property. There have been no further material developments in these proceedings.

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

In 2002, a lawsuit on behalf of five real property owners was filed against Mississippi Power Company and Southern Company in the Circuit Court of Forrest County, Mississippi, alleging trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment in connection with the use of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. In May 2004, the Company was added as a defendant in the lawsuit, upon the court’s order, on the basis that the Company uses the fiber optic cables for the provision of telecommunications services to its customers. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights-of-way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. In September 2004, the trial court granted Mississippi Power Company’s motion for partial summary judgment and issued an order that the plaintiffs are not entitled to any compensation for trespass damages. In November 2006, the Mississippi Court of Appeals dismissed the appeal for lack of jurisdiction, holding that the trial court’s ruling was not a final order. A hearing on defendants’ motion for summary judgment was held in January 2007 in the trial court. There have been no further material developments in these proceedings.

In September 2002, Mississippi Power Company and the Company were sued in the Circuit Court of Jasper County, Mississippi, by the owners of 75 parcels of real property located in various Mississippi counties. The plaintiffs allege that Mississippi Power Company and the Company have violated the property owners’ rights with regard to the use of Mississippi Power Company’s easements across their properties. The allegations are similar to those made in other rights-of-way suits in Mississippi. The plaintiffs allege trespass, unjust enrichment, fraud and deceit, and civil conspiracy, and seek from each defendant $5 million in compensatory damages, $50 million in punitive damages, disgorgement of gross revenues, a percentage of the gross revenues derived from use of the rights-of-way, and court costs. Although MCI is not a party to this proceeding, during the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company had removed this action to the United States District Court for the Southern District of Mississippi and requested that the action be transferred to the United States Bankruptcy Court for the Southern District of New York, which administered MCI’s bankruptcy proceedings. There have been no further material developments in these proceedings.

In July 2002, nine lawsuits on behalf of 101 real property owners were filed against Mississippi Power Company, Southern Company and the Company in the Chancery Court of Jones County, Mississippi. All nine complaints are identical in seeking relief for trespass, nuisance, conversion, unjust enrichment, fraud, fraudulent misrepresentation and fraudulent concealment. The plaintiffs seek rescission and equitable reformation arising from the alleged unauthorized use of the subject rights of way in violation of the terms of the easements held by Mississippi Power Company. The plaintiffs also seek an accounting, unspecified monetary damages and equitable relief. During the pendency of MCI’s bankruptcy proceedings, Mississippi Power Company sought to change the venue of these proceedings, but the proceedings have been returned to the original venue. There have been no further material developments in these proceedings.

Gulf Power Company Rights-of-Way. The Company uses the rights-of-way of Gulf Power Company in Florida for a portion of its network. During 2000, Gulf Power Company was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claim to represent a class of all real property owners over whose property Gulf Power Company has facilities that are used by third parties. The real property owners have alleged that Gulf Power Company does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. Additional plaintiffs have been added through various amendments to the complaint. In November 2005, the trial court entered a declaratory judgment for the plaintiffs. In that decision, the court ruled that the easements do not allow general telecommunications use and that Gulf Power Company did not have the right to apportion the easement for general telecommunications purposes. Gulf Power Company and the Company appealed the declaratory judgment. In October 2006, the Florida First District Court of Appeals dismissed the appeal brought by Gulf Power Company and the Company on the basis that the trial court’s November 2005 ruling was not a final order and therefore not yet subject to appeal. In April 2007, the trial court entered an order certifying a class for declaratory and injunctive relief consisting of property owners over whose property Gulf Power Company owns an easement on which it has allowed installation of fiber optic cable used for purposes other than transmitting electricity and Gulf Power Company’s own electricity-related internal communications. The trial court’s order also denied the motions filed by Gulf Power Company and the Company to vacate the prior declaratory judgment and for summary judgment and continued the plaintiffs’ motion for a permanent injunction, which would restrict the Company’s ability to add new customers and services over the disputed route. The parties have submitted a proposed settlement, which has been preliminarily approved by the court, that would allow for the Company’s continued use of the fiber optic cable over the right-of-way. Notices of the proposed settlement have been sent to all affected landowners who have the right to object to the settlement. A fairness hearing by the trial court on the proposed settlement is scheduled to be held at the end of April 2008. The Company cannot provide any assurance as to whether the settlement will be consummated as proposed, because of the contingencies to which the settlement is subject. The Company believes that, if it were approved in the form proposed, the settlement would not have a material adverse effect on the Company’s financial position or results of operations.

ITC^DeltaCom’s Suit for Rights-of-Way Indemnification. In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which the Company has obtained by agreement use of rights-of-way for its fiber optic telecommunications networks. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend the Company against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. The Company filed for summary judgment in December 2001, and the defendants subsequently filed a motion for summary judgment. The defendants also have filed a counterclaim requesting, among other relief, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. In September 2004, the court issued an order denying the Company’s motion and the defendants’ motion for summary judgment and staying the proceeding pending a final determination of the property owner proceedings that form the basis for the Company’s claims. The Company appealed this order to the Georgia Court of Appeals, which denied the appeal on procedural grounds. The proceeding remains stayed pending developments in the various proceedings described above affecting the rights-of-way of Mississippi Power Company, Gulf Power Company and Georgia Power Company used by the Company.

11.	Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan. The Company offered matching of employee contributions at a rate of 50% on the first 4% of employee contributions for the years ended December 31, 2007, 2006 and 2005. Total matching contributions made to the Company’s plan and charged to expense by the Company for the years ended December 31, 2007, 2006 and 2005, were $834,000, $803,000 and $915,000, respectively. No discretionary contributions were made for the years ended December 31, 2007, 2006 or 2005.

12.	Related Party Transactions

The following is a summary of certain transactions during the years ended December 31, 2007, 2006 and 2005 among the Company and its directors, executive officers, beneficial owners of more than 5% of its common stock, Series A preferred stock or Series B preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

Transactions With the Welsh, Carson, Anderson & Stowe Group and the Welsh Carson Securityholders

The members from time to time of the Welsh, Carson, Anderson & Stowe Group have collectively constituted the Company’s largest common stockholder since October 29, 2002 and the largest Series B preferred stockholder from the initial issuance of the Series B preferred stock on October 6, 2003 through the conversion of the Series B preferred stock on July 31, 2007 in connection with the 2007 refinancing and recapitalization. The current members of the Welsh, Carson, Anderson & Stowe Group are investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, which is a private equity investment firm. The current members of the Welsh, Carson, Anderson & Stowe Group, together with certain former affiliates and former and current employees of Welsh, Carson, Anderson & Stowe, constitute the Welsh Carson securityholders referred to elsewhere in these notes to consolidated financial statements. Various of the Welsh Carson securityholders and members of the Welsh, Carson, Anderson & Stowe Group have served as directors of the Company since October 6, 2003.

On October 6, 2003, the Company acquired 100% of the outstanding voting stock of BTI. At the time of the acquisition, the Welsh Carson securityholders owned BTI common stock and preferred stock representing approximately 98% of the voting power of the BTI capital stock.

In connection with the March 2005 restructuring, the Company obtained a $20 million subordinated secured loan from the Welsh Carson securityholders on March 29, 2005 and issued to such lenders Series C warrants with a ten-year term to purchase 6,600,000 shares of the Company’s common stock. See Notes 6 and 8 for information about these transactions.

In connection with the July 2005 refinancing, the Company issued $20.8 million in principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing the subordinated secured loan the Welsh Carson securityholders had extended in connection with the March 2005 restructuring. For the years ended December 31, 2007, 2006 and 2005, the Welsh Carson securityholders, including four of the Company’s directors, received total interest payments, including interest paid in kind, of approximately $2.3 million, $3.8 million and $2.2 million, respectively, on their third lien notes. See Note 6 for information about the terms of the third lien notes.

The Company paid to the Welsh Carson securityholders a total of $29,000 and $276,000 for the years ended December 31, 2006 and 2005, respectively, for reimbursement of professional services incurred by these securityholders in connection with their extension of the Company’s subordinated secured loan in March 2005 and their purchase of the Company’s third lien notes in July 2005.

On July 31, 2007, in connection with the 2007 refinancing and recapitalization, ITC^DeltaCom issued common stock to the Welsh Carson securityholders in exchange for third lien notes, Series B warrants and Series C warrants and upon the conversion of Series B preferred stock held by the Welsh Carson securityholders, and sold shares of common stock to the Welsh Carson securityholders for cash. See Notes 6 and 8 for information about these transactions.

Transactions With Affiliates of TCP

Pursuant to their governance agreement with the Company, which they entered into on July 26, 2005 in connection with their purchase of first lien notes and third lien notes pursuant to the July 2005 refinancing, investment funds (the “TCP funds”) affiliated with Tennenbaum Capital Partners, LLC (“TCP”) have designated two representatives to ITC^DeltaCom’s Board of Directors. For the years ended December 31, 2007, 2006 and 2005, TCP funds received total interest payments, including interest paid in kind, of $3.4 million, $9.1 million and $5.0 million, respectively, on their first lien notes and total interest payments, including interest paid in kind, of $2.1 million, $2.8 million and $1.4 million, respectively on their third lien notes. In addition, as holders of the first lien notes, TCP funds received a fee of $170,000 in the year ended December 31, 2006 for consenting to amendments to the first lien note agreement made in connection with the sale of $21 million principal amount of additional first lien notes.

On July 31, 2007, in connection with the 2007 refinancing and recapitalization, ITC^DeltaCom issued common stock to TCP funds in exchange for third lien notes and Series D warrants held by such TCP funds. See Notes 6 and 8 for information about these transactions.

On July 31, 2007, in connection with the 2007 refinancing and recapitalization, TCP funds provided the $75 million second lien credit facility. For the year ended December 31, 2007, the TCP funds received total interest payments of $4.1 million on this facility. TCP funds also acquired a portion of the first lien term loan facility due July 31, 2013 through syndication. For the year ended December 31, 2007, the TCP funds received total interest payments of $2.5 million on this facility.

Transactions With KNOLOGY, Inc. and Subsidiaries

The Company entered into the transactions with KNOLOGY, Inc. (“KNOLOGY”) and its subsidiaries described below. Two of the Company’s directors for a portion of 2005, Campbell B. Lanier, III and Donald W. Burton, each have reported beneficial ownership of more than 5% of the outstanding common stock of KNOLOGY since at least 2003. Messrs. Lanier and Burton beneficially owned more than 5% of the outstanding shares of the Company’s Series A preferred stock since the Series A preferred stock was first issued in October 2002 until the redemption and conversion of the Series A preferred stock on July 31, 2007 in connection with the 2007 refinancing and recapitalization. Mr. Lanier has served as Chairman and Mr. Burton as a director of KNOLOGY. As of July 31, 2007, Messrs. Lanier and Burton were no longer holders of more than 5% of any class of the Company’s voting capital stock.

The Company has sold capacity on its fiber optic network to KNOLOGY and one of its subsidiaries, Interstate Telephone Company. The Company also has provided long distance and carrier-switched long distance service to KNOLOGY and its subsidiaries, Interstate Telephone Company and Valley Telephone Company. The Company also provides directory assistance and operator services to KNOLOGY and some of its subsidiaries. The Company recorded revenues of approximately $2.8 million for all of these services in each of the years ended December 31, 2007 and 2006, and of approximately $1.9 million in the year ended December 31, 2005.

The Company purchased feature group access and other services from KNOLOGY and its subsidiaries totaling approximately $689,000, $670,000 and $616,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Transactions With Affiliates of J. Smith Lanier, II

J. Smith Lanier, II was the beneficial owner of more than 5% of the Series A preferred stock until the redemption and conversion of the Series A preferred stock on July 31, 2007 in connection with the 2007 refinancing and recapitalization. Mr. Lanier also is the Chairman and a significant stockholder of J. Smith Lanier & Co., an insurance placement company.

J. Smith Lanier & Co. has provided the Company with insurance brokerage services, including the negotiation and acquisition on behalf of the Company of various insurance policies with third-party insurers. The gross premium for policies obtained by J. Smith Lanier & Co. on behalf of the Company totaled $1.7 million, $2.1 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and included a payment of $125,000 in each of the years ended December 31, 2007 and 2006, and $185,000 in the year ended December 31, 2005 for risk management services provided by J. Smith Lanier & Co. The Company provides retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Revenues attributable to J. Smith Lanier & Co. for the Company’s provision of these services totaled approximately $715,000, $628,000 and $651,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Transactions With Affiliates of Campbell B. Lanier, III

Prior to January 1, 2007, the Company was the joint owner of an aircraft with KNOLOGY, an entity owned by Campbell B. Lanier, III, an entity affiliated with J. Smith Lanier, II, and others, holding a 1% interest in the aircraft, which the Company used for corporate purposes until February 3, 2005. The Company and the other owners of the aircraft paid third parties for air travel services related to the operation, storage and maintenance of the aircraft. The Company paid its proportionate share of the fees and expenses associated with these air travel services based on its use of the aircraft. ITC Holding Company, LLC, which is a single-member limited liability company managed and wholly owned by Mr. Lanier, provided the Company with the foregoing air travel services for the portion of the year ended December 31, 2005 during which the Company used the aircraft. The Company paid ITC Holding Company, LLC a total of approximately $53,000 for these services for the year ended December 31, 2005.

The Company paid a total of approximately $21,000, $19,000 and $17,000 for the years ended December 31, 2007, 2006 and 2005, respectively, to ITC Holding Company, LLC for the use of business conference facilities. The Company recorded revenues of approximately $2,000 in each of the years ended December 31, 2007 and 2006 and $52,000 for the year ended December 31, 2005 for telecommunications services that it furnished to ITC Holding Company, LLC.

For the year ended December 31, 2005, the Company recorded revenues of $306,000 for telecommunications services that it furnished to ITC Financial Services, LLC. The Company furnished telecommunications services to PRE Solutions, Inc. and recorded revenues of $274,000 for the five months ended May 2006 and $633,000 for the year ended December 31, 2005. Mr. Lanier was an officer and significant stockholder of each of these entities. Mr. Lanier disposed of his interest in PRE Solutions, Inc. in May 2006.

The Company sold its former headquarters building located in West Point, Georgia to ITC Holding Company, LLC in May 2006 for a sales price of $1.5 million and recognized a net gain on sale of the assets of $518,000, which is reflected as a component of “Other (expense) income” in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2006.

Other Transactions

CT Communications, Inc., which was the beneficial owner of more than 5% of the Series A preferred stock from December 2004 until the redemption and conversion of the Series A preferred stock on July 31, 2007 in connection with the 2007 refinancing and recapitalization, purchases operator services from the Company. The Company billed CT Communications, Inc. or its subsidiary $464,000, $598,000 and $689,000 for these services for the years ended December 31, 2007, 2006 and 2005, respectively.

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

2007	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Operating revenues	$121,834	$123,572	$124,762	$121,980
Operating income (loss)	(640)	498	(2,238)	(3,915)
Net loss applicable to common stockholders	(17,268)	(16,510)	(193,926)	(32,878)
Basic and diluted net loss per common share	(0.92)	(0.88)	(3.82)	(0.49)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$119,938	$123,811	$124,118	$119,773
Operating income (loss)	(1,778)	1,293	1,937	(795)
Net loss applicable to common stockholders	(16,674)	(13,527)	(13,788)	(16,915)
Basic and diluted net loss per common share	(0.89)	(0.72)	(0.74)	(0.90)

(1)	In the third quarter of the year ended December 31, 2007, ITC^DeltaCom recorded $8.2 million of prepayment penalties on debt extinguished, $7.3 million debt issuance cost write-off, $105.3 million loss on extinguishment of debt, and $1.6 million cost of unused equity commitment, all of which were recorded in connection with the 2007 refinancing and recapitalization. In the third quarter of the year ended December 31, 2007, ITC^DeltaCom also recorded $2.4 million of stock-based compensation expense in connection with a modification of stock-based incentives. See Notes 6 and 8.

(2)	In the fourth quarter of the year ended December 31, 2007, ITC^DeltaCom recorded $3.6 million of stock-based compensation expense in connection with a modification of stock-based incentives. See Note 8.

14.	Subsequent Event

In connection with the 2007 refinancing and recapitalization described in Notes 6 and 8, ITC^DeltaCom sold 412,215 shares of a new issue of its Series H preferred stock on July 31, 2007. Under the terms of the Series H preferred stock, ITC^DeltaCom was obligated to redeem the outstanding shares of the Series H preferred stock, at their liquidation preference of $100 per share, with the proceeds of a public rights offering of its common stock at a price of $3.03 per share. Such terms provided that each share of Series H preferred stock that was not redeemed from the proceeds of the rights offering would mandatorily and automatically convert into 33 shares of common stock at the earlier of the conclusion of the rights offering or January 31, 2008.

On January 29, 2008, ITC^DeltaCom sold 9,928,779 shares of its common stock and received gross proceeds of approximately $30.1 million pursuant to the exercise of non-transferable subscription rights distributed to its stockholders in connection with the rights offering. ITC^DeltaCom used the proceeds of the rights offering to redeem a total of 300,842 shares of its Series H preferred stock. Also on January 29, 2008, in connection with the consummation of the rights offering, ITC^DeltaCom issued to the holders of the Series H preferred stock a total of 3,675,306 shares of common stock upon conversion of a total of 111,373 unredeemed shares of Series H preferred stock owned by such holders.

Each share of Series H preferred stock was entitled to receive cash dividends at an annual rate of 6% from the date of issue through January 29, 2008. In connection with the redemption and conversion of the Series H preferred stock described above, ITC^DeltaCom paid total accrued cash dividends of approximately $1.24 million to the holders of the Series H preferred stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of ITC^DeltaCom, Inc.:

The audits referred to in our report dated March 19, 2008 relating to the consolidated financial statements of ITC^DeltaCom, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, when considered in relation to the basic consolidated financial statements taken as a whole, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 19, 2008

S-1

ITC^DELTACOM, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Additions		Deduction		Balance at End of Period
Description:		Charged to Income	Charged to Other Accounts
Provision for uncollectible accounts
Year Ended December 31, 2005	$9,331	$8,530	$—	$8,624	(1)	$9,237
Year Ended December 31, 2006	9,237	3,819	—	8,284	(1)	4,772
Year Ended December 31, 2007	4,772	3,723	—	3,738	(1)	4,757

Valuation allowance for deferred tax assets
Year Ended December 31, 2005	$263,919	$24,090	$—	$—		$288,009
Year Ended December 31, 2006	288,009	10,586	—	—		298,595
Year Ended December 31, 2007	298,595	28,528	—	—		327,123

Restructuring reserves
Year Ended December 31, 2005	$11,440	$320	$—	$5,918	(2)	$5,842
Year Ended December 31, 2006	5,842	501	—	1,993	(2)	4,350
Year Ended December 31, 2007	4,350	—	—	1,328	(2)	3,022

(1)	Represents the write-off of accounts considered to be uncollectible, less recovery of amounts previously written off.
(2)	Represents payments.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 20th day of March, 2008.

ITC^DELTACOM, INC.

By:	/s/ RANDALL E. CURRAN
Randall E. Curran
Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 20th day of March, 2008.

Signature	Title
/s/ RANDALL E. CURRAN Randall E. Curran	Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN ALMEIDA JR. John Almeida Jr.	Director

/s/ JOHN J. DELUCCA John J. DeLucca	Director

/s/ PHILIP M. TSENG Philip M. Tseng	Director

/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director

/s/ MICHAEL E. LEITNER Michael E. Leitner	Director

/s/ R. GERALD MCCARLEY R. Gerald McCarley	Director

/s/ SANJAY SWANI Sanjay Swani	Director

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. Filed as Exhibit 3.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 6, 2007 (the “August 6, 2007 Form 8-K”), and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on August 1, 2005 (the “August 1, 2005 Form 8-K”), and incorporated herein by reference.

*4.1	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to Amendment No. 1 to the 1997 Form S-4 and incorporated herein by reference.

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optic Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.3	Interconnection Agreement, dated as of November 20, 2006, by and between BellSouth Telecommunications, Inc. and DeltaCom, Inc. (North Carolina). Filed as Exhibit 10.3 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2006 and incorporated herein by reference.

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 and incorporated herein by reference.

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Amendment No. 2 to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

10.7	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Amendment No. 3 to the Registration Statement on Form S-1 of ITC^DeltaCom, Inc. (File No. 333-36683) and incorporated herein by reference.

10.8.1	First Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.1 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.2	First Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.2 to the August 6, 2007 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.8.3	Second Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.3 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.4	Second Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.4 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.9	ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan. Filed as Exhibit 10.19 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.1	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.10.2	Amendment No. 1 to Amended and Restated Governance Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.16 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.11.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003, and incorporated herein by reference.

10.11.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2005 and incorporated herein by reference.

10.11.3	Amendment No. 3 to Registration Rights Agreement, dated as of July 31, 2007, as amended, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.17 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.12.1	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.12.2	Amendment No. 1 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.18 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.13.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on February 12, 2008, and incorporated herein by reference.

10.13.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “2003 Form S-8”) and incorporated herein by reference.

10.13.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the 2003 Form S-8 and incorporated herein by reference.

10.13.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the 2003 Form S-8 and incorporated herein by reference.

Exhibit Number	Exhibit Description
*10.13.5	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement, as amended.

10.14.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

10.14.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.17.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference.

10.15.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.15.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.18.2 to the 2005 Form 10-K and incorporated herein by reference.

10.16.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.16.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.19.2 to the 2005 Form 10-K and incorporated herein by reference.

*10.17.1	Form of Common Stock Unit Agreement (As Amended and Restated) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.17.2	Form of Common Stock Unit Agreement (Series A Preferred Stock Unit Agreement, as Amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.17.3	Form of Common Stock Unit Agreement (Series B Preferred Stock Unit Agreement, as Amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

*10.17.4	Form of Common Stock Unit Agreement (Deferred Compensation Agreement, as Amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien.

10.18	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.19	Description of Non-Employee Director Compensation.

*10.20	Description of Certain Management Compensatory Plans and Arrangements.

*21	Subsidiaries of ITC^DeltaCom, Inc.

*23	Consent of BDO Seidman, LLP.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Exhibit Description
*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request. The omitted information has been separately filed with the Securities and Exchange Commission.