Form 10-Q
period 2008-03-31
ITC DELTACOM INC
filed 2008-05-15
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 9, 2008
Common Stock, $.01 par value	80,748,659 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of March 31, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss of ITC^DeltaCom, Inc. and Subsidiaries for the three months ended March 31, 2008 and 2007	3

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the three months ended March 31, 2008 and 2007	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,400	$57,505
Restricted cash	1,518	1,416
Accounts receivable, less allowance for doubtful accounts of $4,469 and $4,757 in 2008 and 2007, respectively	53,308	55,988
Inventory	2,994	3,253
Prepaid expenses and other	8,073	5,421

Total current assets	126,293	123,583

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $236,396 and $218,715 in 2008 and 2007, respectively	215,488	220,153

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $13,760 and $13,125 in 2008 and 2007, respectively	6,712	7,347
Other long-term assets	11,255	12,174

Total other long-term assets	53,076	54,630

Total assets	$394,857	$398,366

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable:
Trade	$33,491	$25,773
Construction	4,896	4,621
Accrued interest	77	83
Accrued compensation	5,753	8,610
Unearned revenue	21,789	21,567
Other accrued liabilities	16,360	18,420
Current portion of long-term debt and capital lease obligations (Note 3)	2,330	2,330

Total current liabilities	84,696	81,404

LONG-TERM LIABILITIES:
Other long-term liabilities (Notes 4 and 7)	9,792	6,043
Long-term debt and capital lease obligations (Note 3)	300,014	300,492

Total long-term liabilities	309,806	306,535

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 412,215 shares designated Series H in 2007; 412,215 shares issued and outstanding in 2007; entitled to redemption value of $100 per share, plus accrued and unpaid dividends, net of beneficial conversion discount of $6,870 in 2007 (Note 5)	—	34,351

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY (DEFICIT) (Note 5):
Common stock, par value $0.01; 350,000,000 shares authorized; 80,723,241 and 67,114,168 shares issued and outstanding in 2008 and 2007, respectively	807	671
Additional paid-in capital	726,114	684,942
Accumulated deficit	(718,235)	(705,296)
Accumulated other comprehensive loss (Note 4)	(8,331)	(4,241)

Total stockholders’ equity (deficit)	355	(23,924)

Total liabilities and stockholders’ equity (deficit)	$394,857	$398,366

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
OPERATING REVENUES:
Integrated communications services	$103,469	$97,359
Wholesale services	16,639	18,348
Equipment sales and related services	4,675	6,127

TOTAL OPERATING REVENUES	124,783	121,834

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	58,368	58,109
Selling, operations and administration	46,254	46,987
Depreciation and amortization	18,316	17,378

Total operating expenses	122,938	122,474

OPERATING INCOME (LOSS)	1,845	(640)

OTHER (EXPENSE) INCOME:
Interest expense	(8,318)	(15,309)
Interest income	577	611
Other income	31	12

Total other expense, net	(7,710)	(14,686)

LOSS BEFORE INCOME TAXES	(5,865)	(15,326)

INCOME TAX EXPENSE	—	—

NET LOSS	(5,865)	(15,326)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(7,073)	(1,942)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(12,938)	$(17,268)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(0.17)	$(0.92)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5)	76,387,873	18,766,942

COMPREHENSIVE LOSS
NET LOSS	$(5,865)	$(15,326)
OTHER COMPREHENSIVE LOSS:
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax (Note 4)	(4,090)	—

COMPREHENSIVE LOSS	$(9,955)	$(15,326)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,865)	$(15,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,316	17,378
Provision for uncollectible accounts	1,005	850
Stock-based compensation	672	721
Amortization of debt issuance costs and debt discount	612	2,108
Interest paid in kind	—	1,935
Changes in current operating assets and liabilities:
Accounts receivable, net	1,675	381
Inventory	259	1,265
Prepaid expenses	(2,652)	(1,756)
Accounts payable	7,725	(645)
Accrued interest	(6)	(504)
Unearned revenue	222	747
Accrued compensation and other accrued liabilities	(5,119)	(758)

Total adjustments	22,709	21,722

Net cash provided by operating activities	16,844	6,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,016)	(9,044)
Change in accounts payable—construction	275	(3,174)
Other	(58)	(514)
Change in restricted cash	(102)	(92)
Payment for accrued restructuring and merger costs	(331)	(333)

Cash used in investing activities	(13,232)	(13,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering of common stock, net of issuance costs (Note 5)	29,949	—
Redemption of Series H preferred stock (Note 5)	(30,084)	—
Repayments of long-term debt and capital lease obligations	(582)	(183)

Cash used in financing activities	(717)	(183)

CHANGE IN CASH AND CASH EQUIVALENTS	2,895	(6,944)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,505	67,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,400	$60,699

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$7,711	$11,769
NONCASH TRANSACTIONS:
Equipment purchased through capital leases	$—	$1,443
Preferred stock dividends and accretion	$7,073	$1,942
Common stock issued for conversion of preferred stock	$11,137	$—

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data telecommunications services, including local exchange, long distance, high-speed or broadband data communications, and Internet access connectivity, and sells customer premise equipment to the Company’s end-user customers. The Company also offers its customers a complete office communications solution through its Simpli-Business product that conveniently packages the Company’s managed network services and communications devices. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic and selectively sells to other communications providers on a wholesale basis.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited, consolidated financial statements and related notes included in the 2007 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2008. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2008 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three months ended March 31, 2007 to conform to the presentation of the financial statements for the three months ended March 31, 2008.

2.    Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” On February 14, 2008, FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” was issued. This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to years beginning after November 15, 2008 (beginning with the Company’s fiscal year ending December 31, 2009). SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. As of January 1, 2008, the Company adopted the required provisions of SFAS No. 157, as amended by FSP No. 157-2. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the Company’s fair value disclosures related to financial assets and liabilities. This statement provides a definition of fair value, establishes a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures and requires certain disclosures about fair values used in financial statements. There are three levels of inputs to fair value measurements: Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning observable inputs other than Level 1, including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, as well as derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The Company applies fair value accounting to its derivative financial instrument in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (FASB No. 133”). The following table shows the assets and liabilities measured at fair value that are included in the accompanying condensed consolidated balance sheets as of March 31, 2008 and the fair value hierarchy level, as defined in SFAS No. 157 (in thousands):

	March 31, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Total Assets	$—	$—	$—	$—

Liabilities
Derivative financial instrument	$—	$8,331	$—	$8,331

Total Liabilities	$—	$8,331	$—	$8,331

The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to elect to measure many financial instruments and certain other items at fair value, including recognized financial assets and financial liabilities other than certain items excluded by the statement, and provides that the fair value option may be applied instrument by instrument, is irrevocable and must be applied to an instrument in its entirety. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings subsequent to such election. The adoption of SFAS No. 159 by the Company on January 1, 2008, did not have a material effect on the Company’s consolidated results of operations or financial condition. The Company has not elected to measure any financial instruments or other items at fair value.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an Amendment of FASB Statement 133.” SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS No. 161 requires disclosure of (1) the objectives for using derivative instruments in terms of underlying risk and accounting designation, (2) the fair values of derivative instruments and their gains and losses in a tabular format and (3) information about credit-risk-related contingent features and cross-references from the derivative footnote to other footnotes in which derivative-related information is disclosed.

A description of other recent accounting pronouncements applicable to the Company is set forth in Note 2 to the consolidated financial statements included in the 2007 Form 10-K.

3.    Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at March 31, 2008 and December 31, 2007 consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
First lien term loan facility due July 31, 2013, net of unamortized discount of $2,123 in 2008 and $2,227 in 2007	$227,302	$227,773
Second lien credit facility due July 31, 2014	75,000	75,000
Capital lease obligations at varying interest rates, maturing through March 2010	42	49

Total	302,344	302,822
Less current maturities	(2,330)	(2,330)

Total	$300,014	$300,492

In addition to the first lien term loan facility due July 31, 2013, the Company has a $9.3 million available but unutilized revolving credit facility. The Company has utilized approximately $700,000 of its $10 million revolving credit facility to secure letters of credit issued primarily to secure performance obligations. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the three months ended March 31, 2008. The Company may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified London interbank offered rate (“LIBOR”) plus 4.00%. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. The Company may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

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

The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under this facility. Prepayment of borrowings outstanding under this facility before July 31, 2009 will require payment of a premium of approximately $1.5 million if the borrowings are prepaid prior to July 31, 2008, or approximately $750,000 if the borrowings are prepaid on or after July 31, 2008 and before July 31, 2009. Borrowings outstanding under the second lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. For interest payments covering any interest period ending on or before July 31, 2009, the Company may elect to pay interest under the facility either entirely in cash or as payment-in-kind (“PIK”) interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash.

The obligations under the second lien credit facility are secured by a second priority security interest in, and a second priority lien on, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The second lien credit facility agreement contains substantially the same affirmative and negative covenants as the first lien credit facility agreement. In addition, the second lien credit facility agreement requires the Company to comply with financial covenants limiting its annual capital expenditures and specifying (as defined for the purposes of the agreement) the maximum ratio of its total consolidated indebtedness to its consolidated EBITDA for each measurement period.

As of March 31, 2008 and December 31, 2007, the Company was in compliance with all of its financial covenants under each of the foregoing credit facilities.

Interest cost for the three months ended March 31, 2008 and 2007 included $104,000 and $1.2 million, respectively, of amortized debt discount.

4.    Derivative Financial Instrument

Under terms of the first lien and second lien credit facility agreements (Note 3), the Company agreed to hedge at least 50% of the aggregate principal amount of borrowings outstanding under the facilities, so that such borrowings would be effectively subject to a fixed or maximum interest rate for a period of two years commencing within 90 days of July 31, 2007. As described in Note 3, borrowings outstanding under each facility accrue interest equal to either a specified base rate or LIBOR plus a specified margin. The Company has elected to pay interest based on a variable three-month LIBOR rate. The Company’s objective is to hedge the variability in the cash flows of the interest payments on $210 million principal amount, or approximately 70%, of its variable-rate debt. On August 24, 2007, the Company entered into a receive-floating, pay-fixed interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in the credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of floating-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. The Company pays interest under the swap on the last day of each quarter through September 30, 2009.

The Company accounts for its interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with FASB No. 133. FASB No. 133 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required by FASB No. 133 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualifies as a cash flow hedge under FASB

No. 133. The critical terms of the hedging instrument match the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument match the same terms of the interest-bearing liability. The Company assesses the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company uses the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective as of December 31, 2007 and March 31, 2008. The Company recognizes (1) the swap at its fair value as an asset or liability in its balance sheet and marks the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap was a $4.2 million liability at December 31, 2007 and a $8.3 million liability at March 31, 2008, and is included in “other long-term liabilities” in the accompanying condensed consolidated balance sheets. Changes in unrealized losses of $4.1 million are included in “other comprehensive loss” in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2008.

5.    Equity Transactions

On July 31, 2007, ITC^DeltaCom closed its sale of 412,215 shares of its 6% Series H Convertible Redeemable Preferred Stock (the “Series H preferred stock”) at a purchase price of $100 per share in connection with the Company’s recapitalization completed on that date. Under the terms of the Series H preferred stock, ITC^DeltaCom was obligated to redeem the outstanding shares of the Series H preferred stock, at their liquidation preference of $100 per share, with the proceeds of a public rights offering of ITC^DeltaCom’s common stock. Such terms provided that each share of Series H preferred stock that was not redeemed from the proceeds of the rights offering would mandatorily and automatically convert into 33 shares of common stock at the earlier of the conclusion of the rights offering or January 31, 2008.

On January 29, 2008, ITC^DeltaCom sold 9,928,779 shares of its common stock for $3.03 per share and received gross proceeds of approximately $30.1 million pursuant to the exercise of non-transferable rights distributed to ITC^DeltaCom’s stockholders in connection with the rights offering. ITC^DeltaCom used all of the proceeds of the rights offering to redeem a total of 300,842 shares of its Series H preferred stock on that date. In connection with the consummation of the rights offering, ITC^DeltaCom issued on the same date to the three institutional holders of the Series H preferred stock a total of 3,675,306 shares of common stock valued at $3.03 per share, or approximately $11.1 million in total, upon the conversion of a total of 111,373 unredeemed shares of Series H preferred stock owned by such holders. The Company recorded this conversion and redemption as a reduction of approximately $11.1 million of the outstanding book value of the Series H preferred stock and an increase in common stock par value and additional paid-in capital of approximately $11.1 million. For a discussion of the accounting for the beneficial conversion discount recorded upon the sale of the Series H preferred stock on July 31, 2007, see Note 8 to the consolidated financial statements included in the 2007 Form 10-K. The Company recognized the accretion of $6.9 million of the beneficial conversion discount as a charge to common stockholders in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2008.

6.    Stock-Based Compensation

The Company maintains two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan.

The Compensation Committee of ITC^DeltaCom’s Board of Directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. On February 6, 2008, the Board of Directors, upon the recommendation of the Compensation Committee, approved amendments to the Stock Incentive Plan that increased by 3,300,000 shares to 6,305,334 shares the total number of shares of common stock that may be issued under the Stock Incentive Plan and fixed the termination date of the Stock Incentive Plan, as amended, as the tenth anniversary of the amendment date. Option vesting schedules generally range from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period. The option price for any option generally may not be less than 100% of the fair market value of the common stock covered by the option on the date of grant.

The only participants in ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan, which is administered by ITC^DeltaCom’s Board of Directors, are three senior officers of the Company who have received awards under the plan. A description of the awards is set forth in Note 8 to the consolidated financial statements included in the 2007 Form 10-K.

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment,” which requires the recognition of expense related to the fair value of its stock-based compensation awards. The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption and for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company now recognizes compensation cost on a straight-line basis over the vesting periods of the awards.

During the three months ended March 31, 2008, the Company granted restricted common stock units for approximately 1,400,000 shares of common stock with a total fair value of $4.7 million, which the Company will recognize in expense over the three-year service period. During the three months ended March 31, 2007, the Company granted restricted common stock units for 40,000 shares of common stock with a total fair value of $96,000, which the Company will recognize in expense over the three-year service period. The fair value of the awards was determined based on the closing price of ITC^DeltaCom’s common stock on the date of the grant.

The Company recognized stock-based compensation in the total amount of $672,000 and $721,000 in the three months ended March 31, 2008 and 2007, respectively, including compensation related to existing stock option awards, to restricted stock units granted in the current and prior years, and to equity securities granted to three officers in the year ended December 31, 2005.

7.    Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company in prior years. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2008 through March 31, 2008 (in thousands):

	Balance at December 31, 2007	Accruals	Write-offs/ Payments	Balance at March 31, 2008
Restructuring charges:
Employee severance, retention and relocation	$23	$—	$—	$23
Office space leases	2,999	—	(331)	2,668

Total	$3,022	$—	$(331)	$2,691

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2007	Balance at March 31, 2008
Other accrued liabilities	$1,294	$1,294
Long-term restructuring liabilities	1,728	1,397

Total	$3,022	$2,691

8.    Commitments and Contingencies

Purchase Commitments

At March 31, 2008, the Company had entered into agreements with vendors to purchase approximately $6.2 million of services and property, plant, and equipment during the year ending December 31, 2008 related primarily to the maintenance and improvement of communications facilities and technology services.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 12 to the consolidated financial statements included in the 2007 Form 10-K. Other than such proceedings, any significant updated information about which is provided below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Mississippi Power Company Rights-of-Way. In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and the Company by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of real property located in Lamar County, Mississippi. The plaintiffs have not specified the amount of damages they seek. In April 2008, the trial court dismissed the plaintiffs’ claims for trespass damages and issued a protective order directing that defendants not be required to respond to any discovery requests seeking information relating to defendants’ revenues from the use of the rights-of-way.

Gulf Power Company Rights-of-Way. The Company uses the rights-of-way of Gulf Power Company (“Gulf Power”) in Florida for a portion of its network. During 2000, Gulf Power was sued in the Circuit Court of Gadsden County, Florida, by two real property owners that claimed to represent a class of all real property owners over whose property Gulf Power has facilities that are used by third parties. The real property owners alleged that Gulf Power does not have the authority to permit the Company or other carriers to transmit telecommunications services over the rights-of-way. The Company was made a party to this litigation in August 2001. Additional plaintiffs have been added through various amendments to the complaint. In April 2008, the trial court approved a settlement that established a class of real property owners over whose real property Gulf Power’s fiber optic facilities were located as of November 2007. The covered property is property that is subject to or encumbered by any easement, right-of-way, and other comparable right held by Gulf Power, the Company and/or a third party user of Gulf Power’s fiber optic facilities. Seven class members, out of approximately 2,500 in the class, opted out of the monetary relief portion of the settlement and are legally entitled to bring a separate action for damages. Approximately 7,100 linear feet of the fiber optic facilities, of the approximately 263 miles covered by the settlement, traverse the real property owned by the class members that have opted out. All class members, including the members that have opted out, are barred and enjoined from asserting any claim that might prevent the Company’s continued use of the fiber optic cable over the rights-of-way. The settlement did not have a material adverse effect on the Company’s financial position or results of operations.

Regulatory Proceedings

The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the Federal Communications Commission, particularly in connection with actions by the regional former Bell operating companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including the Company. If successful, these initiatives could make it more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

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

When used in this management’s discussion and analysis, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Some of these risks are discussed below and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2007 fiscal year and in our subsequent SEC filings. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our 2007 fiscal year and the financial statements and related notes included in that report.

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

As of March 31, 2008, we conducted our sales and marketing efforts through our personnel located in branch offices in 45 markets. As of the same date, our fiber optic network of 11,811 route miles was deployed from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

During the first quarter of 2008, we:

•	increased total operating revenues by 2.4% over the first quarter of 2007 and by 2.3% over the fourth quarter of 2007;

•	recorded a net loss of $(5.9) million compared to a net loss of $(15.3) million in the first quarter of 2007;

•	increased adjusted EBITDA, as defined by us, by 19.2% over the first quarter of 2007;

•

increased business local, data and Internet revenues for the eighth consecutive quarter, generating an increase of $6.5 million, or 8.3%, over the first quarter of 2007 and an increase of $2.0 million, or 2.4%, over the fourth quarter of 2007;

•

reported net growth in billable retail business voice lines in service for the tenth consecutive quarter, ending the quarter with 423,899 voice lines in service, of which 82.5% were provided on our own network, which represented an increase from 76.6% at the end of the first quarter of 2007;

•	increased our core, facilities-based business voice lines in service by approximately 10,000 lines over the fourth quarter of 2007;

•	generated $16.8 million in net cash provided by operating activities, which represented an increase of $10.4 million, or 163%, over the first quarter of 2007; and

•	increased adjusted unlevered free cash flow, as defined by us, by 112% over the first quarter of 2007.

The following table presents information about our business as of the dates indicated.

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Branch offices	45	45	45	45	44
Colocations (1)	267	267	267	266	266
Voice switches, Nortel DMS500 and Lucent 5E	21	22	22	22	22
Number of employees (2)	1,724	1,800	1,813	1,807	1,867

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Integrated communications services revenues	$103,469	$100,449	$101,225	$100,101	$97,359

Wholesale services revenues:
Broadband transport	13,451	13,287	13,613	13,986	13,976
Local interconnection	1,235	1,279	1,434	1,644	1,900
Directory assistance and operator services	1,140	1,344	1,402	1,387	1,429
Other	813	982	906	978	1,043

Total wholesale services revenues	16,639	16,892	17,355	17,995	18,348

Equipment sales and related services revenues	4,675	4,639	6,182	5,476	6,127

Total operating revenues	$124,783	$121,980	$124,762	$123,572	$121,834

Increase (decrease) in total operating revenues (from previous quarter)	2.3%	(2.2)%	1.0%	1.4%	1.7%
Retail business voice lines in service(1)
UNE-T and UNE lines(2)	349,537	339,534	327,915	316,267	309,178
Resale and UNE-P lines(3)	74,362	78,976	83,697	89,454	94,373

Total retail business voice lines in service	423,899	418,510	411,612	405,721	403,551

Wholesale lines in service (4)	40,825	40,319	42,596	46,345	49,427

Total business lines in service (5)	464,724	458,829	454,208	452,066	452,978

(1)	Lines in service include only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is not included.

(2)	Facilities-based service offering in which we provide local transport through our owned and operated switching facilities.
(3)	Resale service offering in which we provide local service through a leased switch port and loop from the local operating company.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Operating Revenues. Total operating revenues increased $3.0 million, or 2.5%, to $124.8 million for the three months ended March 31, 2008, or the “2008 quarter,” from $121.8 million for the three months ended March 31, 2007, or the “2007 quarter.”

Integrated communications services revenues increased $6.1 million, or 6.3%, to $103.5 million for the 2008 quarter from $97.4 million for the 2007 quarter. The increase resulted primarily from increases in local and data service revenues of $6.5 million, which were offset in part by a decrease of $374,000 in carrier access and long distance revenues. Long distance revenues decreased to approximately 11.9% of our total operating revenues in the 2008 quarter from 12.1% of our total operating revenues in the 2007 quarter as a result of modest long distance rate decreases. The effect of the rate decreases was partially offset by a 2% increase in billable long distance minutes used by our customers. We increased our total long distance minutes of use bundled within our local service product offering from 14% of our total long distance minutes in the 2007 quarter to 16% in the 2008 quarter.

We continue to pursue a strategy to improve profitability by reducing the proportion of our local lines provided through higher cost resale and Unbundled Network Element-Platform, or “UNE-P,” services. As a result, we experienced an increase of approximately 40,400 facilities-based local lines and a decrease of approximately 20,000 in resale and UNE-P lines from the end of the 2007 quarter to the end of the 2008 quarter. During the 2008 quarter, we achieved a net increase in billable local lines of approximately 5,400 lines through our addition of approximately 10,000 facilities-based local lines, net of approximately 4,600 resale and UNE-P lines that were disconnected or converted to facilities-based lines.

Revenues from equipment sales and related services decreased $1.4 million, or 23%, to $4.7 million for the 2008 quarter from $6.1 million for the 2007 quarter. Revenues from equipment sales decreased as a result of reduced demand for telephone systems in the 2008 quarter compared to the 2007 quarter. Revenues from equipment sales and related services increased $36,000 for the 2008 quarter from the fourth quarter of 2007.

Revenues generated by sales of wholesale services for the 2008 quarter decreased $1.7 million, or 9.3%, to $16.6 million from $18.3 million for the 2007 quarter. Local interconnection revenues declined $665,000 in the 2008 quarter as a result of the continued contraction of the dial-up Internet business. In the 2008 quarter, as a result of competitive market pressures and industry consolidation, revenues from broadband transport decreased $525,000 and other wholesale revenues decreased $230,000. Directory assistance and operator services revenues decreased $289,000 in the 2008 quarter due to the conversion of some customers from live operator services to automated services, which generate less revenues than live services.

Cost of Services and Equipment. Total cost of services and equipment of $58.4 million, which represented 46.8% of total operating revenues for the 2008 quarter, increased $259,000 from total cost of services of $58.1 million, which represented 47.7% of total operating revenues for the 2007 quarter. The increase in total cost of services for the 2008 quarter was attributable to the cost of new facilities required to support services to existing and new integrated communications and wholesale services customers. The impact of the cost of new facilities was substantially offset by a reduction in our overall cost structure and a decrease in the cost of equipment sales.

The reduction in our overall cost structure was due to a decrease in the number of high-cost UNE-P and resale lines in both absolute numbers and as a percentage of total lines and to our continuing initiatives to reduce the cost of services. Our initiatives to reduce the cost of services include capital investments in our intercity transport facilities, renegotiation of our contracts with other carriers, expansion of DS1 central office colocations, use of alternative local providers, least-cost routing of interexchange carrier calls, and improved vendor audit and vendor dispute processes.

The cost of equipment sales and related service revenues decreased from the 2007 quarter to the 2008 quarter by 23% primarily due to the 23% decrease in equipments sales.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $46.3 million for the 2008 quarter decreased $700,000 from $47 million for the 2007 quarter. As a percentage of total operating revenues, selling, operations and administration expense was 37.1 % for the 2008 quarter compared to 38.6% for the 2007 quarter. The decrease in selling, operations and administration expense for the 2008 quarter was primarily attributable to a $429,000 decrease in compensation cost and a $302,000 decrease in data processing costs. Legal and other professional fees and property taxes decreased by a total of approximately $300,000. The positive impact of those decreased costs was offset by combined increases totaling approximately $400,000 of expenses for bad debts, facilities and advertising.

The total number of our employees decreased to 1,724 at March 31, 2008 from approximately 1,800 at December 31, 2007. Our investment in automating provisioning and other support functions has allowed us take advantage of attrition in those functions, obviating the need to replace some personnel. When necessary, we supplement our work force by partnering with specialized vendors to provide some functions in the fulfillment of customer orders. We continue to maintain a strong sales presence in our branch offices near our customers.

Depreciation and Amortization. Depreciation and amortization expense increased $938,000 from $17.4 million in the 2007 quarter to $18.3 million in the 2008 quarter. The increase in depreciation and amortization expense was primarily attributable to the depreciation of capital assets we placed in service in 2007.

Interest Expense. Interest expense decreased $7.0 million from $15.3 million for the 2007 quarter to $8.3 million for the 2008 quarter. The decrease was attributable to the refinancing and recapitalization transactions we completed on July 31, 2007, which resulted in reductions in our average balances of outstanding borrowings and in the weighted average interest rates that accrued on our outstanding borrowings from 15.6% at March 31, 2007 to 9.2% at March 31, 2008. Our interest expense for the 2007 quarter included in-kind interest of $1.9 million, while we did not record any in-kind interest for the 2008 quarter. Interest expense resulting from amortization of debt discount and debt issuance costs decreased $1.5 million from $2.1 million for the 2007 quarter to $612,000 for the 2008 quarter.

Adjusted EBITDA. Adjusted EBITDA, as defined by ITC^DeltaCom, represents net income (loss) before interest expense, provision for income taxes, depreciation and amortization, non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, stock-based compensation, restructuring expenses and other income or loss. Not all of these adjustments are applicable in every period. Adjusted EBITDA is not a financial measurement under accounting principles generally accepted in the United States, or “GAAP.” ITC^DeltaCom’s management uses adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue and cash flows from operations, to assess ITC^DeltaCom’s historical and prospective operating performance. Management uses adjusted EBITDA to enhance its understanding of ITC^DeltaCom’s core operating performance, which represents management’s views concerning ITC^DeltaCom’s performance in the ordinary, ongoing and customary course of its operations.

ITC^DeltaCom’s management also uses adjusted EBITDA to evaluate ITC^DeltaCom’s core operating performance relative to that of its competitors. This financial measure permits a comparative assessment of ITC^DeltaCom’s operating performance, relative to the company’s performance based on its GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. Companies within the communications industry exhibit significant variations with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. In addition, increased merger and acquisition activity and financial restructurings have resulted in significant non-operating changes to earnings of communications companies that may not be reflective of their core operating performance. Management believes that adjusted EBITDA facilitates company-to-company comparisons within ITC^DeltaCom’s industry by eliminating some of the foregoing variations. ITC^DeltaCom’s adjusted EBITDA, however, may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure.

ITC^DeltaCom provides information relating to its adjusted EBITDA so that analysts, investors and other interested persons have the same data that management uses to assess ITC^DeltaCom’s core operating performance. Management believes that providing this information permits the foregoing persons to obtain a better understanding of ITC^DeltaCom’s core operating performance and to evaluate the efficacy of the methodology and information used by management to evaluate and measure that performance on a standalone and a comparative basis.

ITC^DeltaCom’s management recognizes that adjusted EBITDA has limitations as an analytical financial measure, including the following:

•	adjusted EBITDA does not reflect ITC^DeltaCom’s capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, associated with ITC^DeltaCom’s indebtedness;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•	adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that ITC^DeltaCom’s management considers as not indicative of ITC^DeltaCom’s ongoing operations; and

•

to the extent that ITC^DeltaCom changes its accounting of certain transactions or other items from period to period, ITC^DeltaCom’s adjusted EBITDA may not be directly comparable from period to period.

Management compensates for these limitations by using adjusted EBITDA only as a supplemental measure of ITC^DeltaCom’s operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in adjusted EBITDA. As a result of the foregoing limitations, adjusted EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows, as calculated in accordance with GAAP, as a measure of liquidity.

The following table sets forth, for the 2008 and 2007 quarters, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(5,865)	$(15,326)
Add: non-EBITDA items included in net loss:
Depreciation and amortization	18,316	17,378
Interest income and expense, net	7,741	14,698
Stock-based compensation	672	721
Restructuring expenses	—	24
Other (income) loss	(31)	(12)

Adjusted EBITDA	$20,833	$17,483

Adjusted EBITDA increased $3.3 million, or 19.2%, to $20.8 million for the 2008 quarter from $17.5 million for the 2007 quarter. The increase in adjusted EBITDA resulted from an increase of $3.0 million in total operating revenues and a decrease of $733,000 in selling, operations and administration expense, the effects of which were offset in part by an increase of $259,000 in the cost of services and equipment.

Cash Flows. The following table sets forth, for the 2008 and 2007 quarters, information about our cash flows as disclosed in our consolidated statements of cash flows:

	March 31,
	2008	2007
Cash flows (used in) provided by:
Operating activities	$16,844	$6,396
Investing activities	(13,232)	(13,157)
Financing activities	(717)	$(183)

Adjusted Unlevered Free Cash Flow. Adjusted unlevered free cash flow is defined by us as adjusted EBITDA, as defined above, less capital expenditures (including equipment purchased through capital leases) and change in accounts payable-construction as disclosed in our consolidated statements of cash flows. Adjusted unlevered free cash flow is not a measurement of financial performance under GAAP.

We have included data with respect to adjusted unlevered free cash flow because our management considers adjusted unlevered free cash flow to be a useful, supplemental indicator of our operating performance because, when measured over time, adjusted unlevered free cash flow provides supplemental information to investors concerning the growth rate in our operating results and our ability to generate cash flows to satisfy mandatory debt service requirements and make other mandatory, non-discretionary expenditures.

Our management believes that consideration of adjusted unlevered free cash flow should be supplemental, however, because adjusted unlevered free cash flow has limitations as an analytical financial measure, including the following:

•	adjusted unlevered free cash flow does not reflect our cash expenditures for changes in current operating assets and liabilities;

•

adjusted unlevered free cash flow does not reflect our cash expenditures for interest expense or accrued restructuring and merger costs, prepayment penalties on debt paid in cash, equity commitment fees, changes in restricted cash balances or proceeds from sales of fixed assets;

•	we do not pay income taxes due to net operating losses and, therefore, generate greater adjusted unlevered free cash flow than a comparable business that does pay income taxes;

•

adjusted unlevered free cash flow is subject to variability on a quarterly basis as a result of the timing of payments made or received related to accounts receivable, accounts payable and other current operating assets and liabilities; and

•	adjusted unlevered free cash flow may be calculated in a different manner by other companies in our industry, which limits its usefulness as a comparative measure.

Our management compensates for these limitations by relying primarily on our results under GAAP to evaluate our operating performance and by considering independently the economic effects of the foregoing items that are not reflected in adjusted unlevered free cash flow. As a result of these limitations, adjusted unlevered free cash flow should not be considered as a measure of liquidity nor as an alternative to net cash provided by operating activities, cash used in investing activities, cash provided by (used in) financing activities or change in cash and cash equivalents, as calculated in accordance with GAAP.

The following table sets forth, for the 2008 and 2007 quarters, a quantitative reconciliation of adjusted unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$16,844	$6,396

Adjustments to reconcile net cash provided by operating activities to adjusted unlevered free cash flow
Elements included in net cash provided by operating activities not included in adjusted unlevered free cash flow:
Total changes in current operating assets and liabilities	(2,104)	1,270
Provision for bad debts	(1,005)	(850)
Interest expense excluding interest paid in kind and in common stock, and amortization of debt issuance costs and debt discount, net of interest income	7,129	10,655
Restructuring expenses	—	24
Other (income) loss	(31)	(12)

Adjusted EBITDA	20,833	17,483
Less:

Capital expenditures (including equipment purchased through capital leases)	(13,016)	(10,487)
Change in accounts payable-construction	275	(3,174)

Adjusted unlevered free cash flow	$8,092	$3,822

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2008 quarter, we funded our operating and capital requirements and other cash needs through cash from operations. During the 2007 quarter, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by operating activities was $16.8 million in the 2008 quarter and $6.4 million in the 2007 quarter. Changes in working capital were $2.1 million in the 2008 quarter and $(1.3) million in the 2007 quarter. The increase in working capital in the 2008 quarter resulted primarily from a reduction of $1.7 million in accounts receivable, an increase of $7.7 million in trade accounts payable, a reduction of $258,000 in inventory and a $223,000 increase in unearned revenue, which were offset in part by an increase of $2.7 million in prepaid expenses and a decrease of $5.1 million in accrued liabilities. The increase in trade accounts payable was due to the timing of payments made to major vendors. The decrease in working capital in the 2007 quarter resulted primarily from an increase of $1.8 million in prepaid expenses, a reduction of $645,000 in trade accounts payable, and a reduction of $1.3 million in accrued liabilities, which were offset in part by a reduction of $1.3 million in inventory, a reduction of $381,000 in accounts receivable and an increase of $747,000 in unearned revenue.

Cash used in investing activities was $13.2 million in the 2008 quarter and $13.2 million in the 2007 quarter. In the 2008 quarter, we used $12.7 million to fund capital expenditures and $331,000 to pay accrued restructuring costs related to prior years. In the 2007 quarter, we used $12.2 million to fund capital expenditures and $333,000 to pay accrued restructuring costs related to prior years.

Cash used in financing activities in the 2008 quarter totaled $717,000 and included $29.9 million proceeds from our rights offering for common stock, net of issuance costs We applied the rights offering gross proceeds of $30.1 million to the redemption of a portion of our outstanding 6% Series H Convertible Redeemable Preferred Stock. We also applied $582,000 of cash used in financing activities in the 2008 quarter to repayment of long-term debt and capital lease obligations. Cash used in financing activities in the 2007 quarter of $183,000 was applied to repayment of long-term debt and capital lease obligations.

Indebtedness. At March 31, 2008, we had approximately $302.3 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 9.2%, including debt discount and excluding deferred financing costs.

Our first lien and second lien credit facility agreements require us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreements) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. Our first lien credit facility agreement also contains financial covenants specifying (as defined for purposes of the agreement) the minimum ratio of our consolidated EBITDA to our consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA for each measurement period. As of March 31, 2008, we were in compliance with all of our financial covenants under each of the foregoing credit facilities.

Cash Requirements. At March 31, 2008, we had entered into agreements with vendors to purchase approximately $6.2 million of services and property, plant and equipment during 2008 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2008 will total approximately $55 million to $60 million, including $2.6 million of commitments at March 31, 2008. At March 31, 2008, we had made $12.7 million of capital expenditures in 2008. The actual amount and timing of our capital requirements may differ materially from our expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

We believe that our cash on hand and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan or to complete acquisitions of other businesses. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing, which would be subject to limitations imposed by covenants contained in our credit facility agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We seek to minimize our exposure to market risks. We maintain investments consisting primarily of short-term, interest-bearing securities. We enter into long-term debt obligations with appropriate pricing and terms. We do not hold or issue derivative, derivative commodity or other financial instruments for trading purposes. We do not have any material foreign currency exposure.

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $304.4 million principal amount of our first lien and second lien credit facility debt as of March 31, 2008. All $304.4 million of such debt accrued interest at variable rates when we incurred such debt at July 31, 2007. We designated this instrument as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month London interbank offered rate, or “LIBOR,” designated in our credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of our variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009. As a result, we have reduced the market risk exposure to changing interest rates to $94.4 million of our outstanding borrowings as of March 31, 2008. A change of one percentage point in the interest rate applicable to this $94.4 million of variable-rate debt as of March 31, 2008 would result in a fluctuation of approximately $944,000 in our annual interest expense.

Item 4T.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

The company is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth under the caption “Legal Proceedings” in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. For updated information about some of these proceedings, see note 8 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 8 under the caption “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 5.	Other Information

Amendment to Certificate of Incorporation

On May 14, 2008, following approval by its board of directors on May 13, 2008, ITC^DeltaCom filed certificates with the Delaware Secretary of State eliminating from ITC^DeltaCom’s restated certificate of incorporation, effective on May 14, 2008, all matters relating to the following formerly outstanding series of ITC^DeltaCom’s preferred stock:

•

ITC^DeltaCom’s 8% Series A Convertible Redeemable Preferred Stock, all outstanding shares of which were converted into common stock or redeemed on July 31, 2007 in connection with the previously reported recapitalization transactions completed by ITC^DeltaCom on that date;

•

ITC^DeltaCom’s 8% Series B Convertible Redeemable Preferred Stock, all outstanding shares of which were converted into common stock on July 31, 2007 in connection with the previously reported recapitalization transactions completed by ITC^DeltaCom on that date; and

•

ITC^DeltaCom’s 6% Series H Convertible Redeemable Preferred Stock, all outstanding shares of which were converted into common stock or redeemed on January 29, 2008 in connection with ITC^DeltaCom’s previously reported rights offering of its common stock.

The foregoing certificates filed on May 14, 2008 eliminated from ITC^DeltaCom’s restated certificate of incorporation all matters set forth in the certificates of designation of the foregoing series of preferred stock, all of which previously had constituted a part of ITC^DeltaCom’s restated certificate of incorporation.

On May 14, 2008, following the filing of the foregoing certificates, ITC^DeltaCom filed with the Delaware Secretary of State a revised restated certificate of incorporation, effective on May 14, 2008, which restated and integrated ITC^DeltaCom’s certificate of incorporation after giving effect to the elimination of the preferred stock matters referred to above, but did not further amend the certificate of incorporation.

Approval of 2008 Cash Bonus Plan

On May 13, 2008, the compensation committee of our board of directors approved the ITC^DeltaCom, Inc. 2008 management incentive compensation plan, which we refer to as the “annual cash bonus plan” or the “plan.” Under our annual cash bonus plan, our named executive officers, other senior executives and managers generally are entitled to receive a cash bonus in an amount equal to a specified percentage of a management incentive bonus pool. The size of the management bonus pool is dependent on ITC^DeltaCom’s 2008 performance with respect to three financial performance measures: (1) adjusted EBITDA, as defined for purposes of the plan; (2) revenue; and (3) gross unlevered cash flow, as defined for purposes of the plan. The first performance measure is adjusted EBITDA as publicly released in our financial disclosures, after eliminating the effect of the bonus pool itself. The adjusted EBITDA goals under the plan are tiered, and the amount of funding of the bonus pool, if any, is dependent on the tier achieved by the company for the fiscal year. The funding of the bonus pool is then subject to further adjustment based on the company’s achievement of specified targets for revenue and gross unlevered cash flow. To the extent that 2008 revenue is higher than a specified revenue target, the size of the bonus pool will be adjusted upward in accordance with a sliding scale. Similarly, to the extent that 2008 revenue is lower than the specified revenue target, the size of the bonus pool will be adjusted downward. The size of the bonus pool is also subject to downward (but not upward) adjustment depending on whether or not a specified target for gross unlevered cash flow is achieved. To the extent that 2008 gross unlevered cash flow is lower than the specified target, the size of the bonus pool will be adjusted downward in accordance with a sliding scale. For purposes of the plan, “gross unlevered cash flow” means adjusted EBITDA, as defined above, less capital expenditures.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 0-23253.

Exhibit Number	Description
*3.1.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc.

*3.1.2	Certificate of Elimination of 8% Series A Convertible Redeemable Preferred Stock of ITC^DeltaCom, Inc.

*3.1.3	Certificate of Elimination of 8% Series B Convertible Redeemable Preferred Stock of ITC^DeltaCom, Inc.

*3.1.4	Certificate of Elimination of 6% Series H Convertible Redeemable Preferred Stock of ITC^DeltaCom, Inc.

10.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 10.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on February 12, 2008 and incorporated herein by reference.

10.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement, as amended. Filed as Exhibit 10.13.5 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2007 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DeltaCom, Inc. (Registrant)

Dated: May 15, 2008	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
*3.1.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc.

*3.1.2	Certificate of Elimination of 8% Series A Convertible Redeemable Preferred Stock of ITC^DeltaCom, Inc.

*3.1.3	Certificate of Elimination of 8% Series B Convertible Redeemable Preferred Stock of ITC^DeltaCom, Inc.

*3.1.4	Certificate of Elimination of 6% Series H Convertible Redeemable Preferred Stock of ITC^DeltaCom, Inc.

10.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 10.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on February 12, 2008 and incorporated herein by reference.

10.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement, as amended. Filed as Exhibit 10.13.5 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2007 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.