Form 10-Q
period 2008-06-30
ITC DELTACOM INC
filed 2008-08-14
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Outstanding at August 8, 2008
Common Stock, $.01 par value	80,748,659 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of June 30, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Operations and Comprehensive Loss of ITC^DeltaCom, Inc. and Subsidiaries for the three and six months ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the six months ended June 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

Part II. Other Information

Item 1A.	Risk Factors	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits	20

Signatures		22

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,246	$57,505
Restricted cash	1,061	1,416
Accounts receivable, less allowance for doubtful accounts of $4,284 and $4,757 in 2008 and 2007, respectively	50,064	55,988
Inventory for resale	2,403	3,253
Prepaid expenses and other	7,979	5,421

Total current assets	121,753	123,583

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $254,647 and $218,715 in 2008 and 2007, respectively	208,469	220,153

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $14,395 and $13,125 in 2008 and 2007, respectively	6,077	7,347
Other long-term assets	10,704	12,174

Total other long-term assets	51,890	54,630

Total assets	$382,112	$398,366

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$26,688	$25,773
Construction	2,096	4,621
Accrued interest	77	83
Accrued compensation	5,869	8,610
Unearned revenue	21,827	21,567
Other accrued liabilities	18,167	18,420
Current portion of long-term debt and capital lease obligations (Note 3)	2,331	2,330

Total current liabilities	77,055	81,404

LONG-TERM LIABILITIES:
Other long-term liabilities (Notes 4 and 7)	5,773	6,043
Long-term debt and capital lease obligations (Note 3)	299,534	300,492

Total long-term liabilities	305,307	306,535

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 412,215 shares designated Series H in 2007; 412,215 shares issued and outstanding in 2007; entitled to redemption value of $100 per share, plus accrued and unpaid dividends, net of beneficial conversion discount of $6,870 in 2007 (Note 5)	—	34,351

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ DEFICIT (Note 5):
Common stock, par value $0.01; 350,000,000 shares authorized; 80,748,659 and 67,114,168 shares issued and outstanding in 2008 and 2007, respectively	807	671
Additional paid-in capital	726,679	684,942
Accumulated deficit	(723,082)	(705,296)
Accumulated other comprehensive loss (Note 4)	(4,654)	(4,241)

Total stockholders’ deficit	(250)	(23,924)

Total liabilities and stockholders’ deficit	$382,112	$398,366

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Integrated communications services	$104,357	$100,101	$207,826	$197,460
Wholesale services	16,425	17,995	33,064	36,343
Equipment sales and related services	4,766	5,476	9,441	11,603

TOTAL OPERATING REVENUES	125,548	123,572	250,331	245,406

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	57,461	58,668	115,829	116,778
Selling, operations and administration	46,818	46,146	93,072	93,133
Depreciation and amortization	18,945	18,260	37,261	35,638

Total operating expenses	123,224	123,074	246,162	245,549

OPERATING INCOME (LOSS)	2,324	498	4,169	(143)

OTHER (EXPENSE) INCOME:
Interest expense	(7,868)	(15,576)	(16,186)	(30,885)
Interest income	299	533	876	1,144
Other income	397	11	428	23

Total other expense, net	(7,172)	(15,032)	(14,882)	(29,718)

LOSS BEFORE INCOME TAXES	(4,848)	(14,534)	(10,713)	(29,861)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(4,848)	(14,534)	(10,713)	(29,861)
PREFERRED STOCK DIVIDENDS AND ACCRETION	—	(1,976)	(7,073)	(3,918)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(4,848)	$(16,510)	$(17,786)	$(33,779)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(0.06)	$(0.88)	$(0.23)	$(1.80)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5)	80,748,100	18,769,052	78,567,987	18,768,003

COMPREHENSIVE LOSS
NET LOSS	$(4,848)	$(14,534)	$(10,713)	$(29,861)
OTHER COMPREHENSIVE LOSS
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax (Note 4)	3,677	—	(413)	—

COMPREHENSIVE LOSS	$(1,171)	$(14,534)	$(11,126)	$(29,861)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,713)	$(29,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	37,261	35,638
Provision for uncollectible accounts	1,905	1,733
Stock-based compensation	1,238	1,432
Amortization of debt issuance costs and debt discount	1,223	4,214
Interest paid in kind	—	3,948
Gain on fixed assets	(428)	—
Changes in current operating assets and liabilities:
Accounts receivable, net	4,019	(856)
Inventory	849	1,675
Prepaid expenses	(2,558)	(1,749)
Accounts payable	854	(2,094)
Accrued interest	(6)	120
Unearned revenue	260	947
Accrued compensation and other accrued liabilities	(3,196)	(12)

Total adjustments	41,421	44,996

Net cash provided by operating activities	30,708	15,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,403)	(21,870)
Change in accounts payable—construction	(2,525)	(3,453)
Other	(24)	—
Proceeds from sale of fixed assets	593	—
Change in restricted cash	354	(402)
Payment for accrued restructuring and merger costs	(662)	(701)

Cash used in investing activities	(26,667)	(26,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering of common stock, net of issuance costs (Note 5)	29,949	—
Redemption of Series H preferred stock (Note 5)	(30,084)	—
Deferred financing cost	—	(2,786)
Repayments of long-term debt and capital lease obligations	(1,165)	(476)

Cash used in financing activities	(1,300)	(3,262)

CHANGE IN CASH AND CASH EQUIVALENTS	2,741	(14,553)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,505	67,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,246	$53,090

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$14,908	$22,603
NONCASH TRANSACTIONS:
Equipment purchased through capital leases	$—	$1,443
Preferred stock dividends and accretion	$7,073	$3,918
Common stock issued for conversion of preferred stock	$11,137	$—
Stock-based compensation	$1,238	$1,432

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data telecommunications services, including local exchange, long distance and conference calling, high-speed or broadband data communications, including ethernet, and mobile voice and date services. The Company also offers its customers a complete office communications solution through its Simpli-Business SM product that conveniently packages the Company’s managed network services and communications devices. The Company also sells customer premise equipment to its end-user customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic and selectively sells to other communications providers on a wholesale basis.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. These unaudited, condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2007 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three and six months ended June 30, 2008. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2008 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three and six months ended June 30, 2007 to conform to the presentation of the financial statements for the three and six months ended June 30, 2008.

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

The Company applies fair value accounting to its derivative financial instrument in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“FASB No. 133”). The following table shows the assets and liabilities measured at fair value that are included in the accompanying condensed consolidated balance sheets as of June 30, 2008 and the fair value hierarchy level, as defined in SFAS No. 157 (in thousands):

	June 30, 2008
	Level 1	Level 2	Level 3	Total Assets/Liabilities, at Fair Value
Total Assets	$—	$—	$—	$—

Liabilities
Derivative financial instrument	$—	$4,654	$—	$4,654

Total Liabilities	$—	$4,654	$—	$4,654

The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to elect, at specified election dates, to measure many financial instruments and certain other items at fair value, including recognized financial assets and financial liabilities other than certain items excluded by the Statement, and provides that the fair value option may be applied instrument by instrument, is irrevocable and must be applied to an instrument in its entirety. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings subsequent to such election. The adoption of SFAS No. 159 by the Company on January 1, 2008 did not have a material effect on the Company’s consolidated results of operations or financial condition. The Company has not elected to measure any financial instruments or other items at fair value.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an Amendment of FASB Statement 133.” SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008 and early application is encouraged. SFAS No. 161 requires disclosure of (1) the objectives for using derivative instruments in terms of underlying risk and accounting designation, (2) the fair values of derivative instruments and their gains and losses in a tabular format and (3) information about credit-risk-related contingent features and cross-references from the derivatives footnote to other footnotes in which derivatives-related information is disclosed.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” thereby resulting in improved consistency between the useful life applied under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations.” The Company is currently evaluating the impact that the provisions of FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. For a convertible debt instrument within the scope of this FSP, the carrying amount of the liability component is determined by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its carrying amount is to be amortized to interest cost using the interest method. The Company does not expect FSP APB 14-1 to have a significant impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” effective for financial statements issued for fiscal years beginning after

December 15, 2008, and interim periods within those years. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company does not expect FSP EITF 03-6-1 to have a significant impact on its consolidated financial statements.

A description of other recent accounting pronouncements applicable to the Company is set forth in Note 2 to the consolidated financial statements included in the 2007 Form 10-K.

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at June 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
First lien term loan facility due July 31, 2013, net of unamortized discount of $2,019 in 2008 and $2,227 in 2007	$226,831	$227,773
Second lien credit facility due July 31, 2014	75,000	75,000
Capital lease obligations at varying interest rates, maturing through March 2010	34	49

Total	301,865	302,822
Less current maturities	(2,331)	(2,330)

Total	$299,534	$300,492

The Company’s first lien credit facility includes, in addition to the first lien term loan facility due July 31, 2013, a $10 million revolving credit facility, of which $9.1 million was available but unutilized as of June 30, 2008. The Company has utilized approximately $900,000 of the revolving credit facility as of June 30, 2008 to secure letters of credit issued primarily to secure performance obligations. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the three months ended March 31, 2008. The Company may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified London interbank offered rate (“LIBOR”) plus 4.00%. As of June 30, 2008, the annual interest rate on borrowings outstanding under the first lien credit facility was 6.8%, excluding the effect of the cash flow hedge (Note 4). Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. The Company may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

The obligations under the first lien credit facility are secured by a first priority security interest in, and a first priority lien on, substantially all of the assets of ITC^DeltaCom and its subsidiaries. The first lien credit facility agreement contains customary affirmative and negative covenants, including covenants restricting the ability of ITC^DeltaCom and its subsidiaries, subject to negotiated exceptions, to incur additional indebtedness and additional liens on their assets, engage in mergers or acquisitions or dispose of their assets, pay certain dividends or make other distributions, make investments, and engage in transactions with affiliated persons. The agreement requires the Company to comply with financial covenants limiting its annual capital expenditures and specifying (as defined for the purposes of the agreement), for each measurement period, the maximum ratio of its total consolidated indebtedness to its consolidated EBITDA, the minimum ratio of its consolidated EBITDA to its consolidated interest expense and the maximum ratio of its first lien consolidated indebtedness to its consolidated EBITDA.

The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under this facility. Prepayment of borrowings outstanding under this facility before July 31, 2009 will require payment of a premium of approximately $750,000 if the borrowings are prepaid on or after July 31, 2008 and before July 31, 2009. Borrowings outstanding under the second lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of June 30, 2008, the annual interest rate on borrowings outstanding under the second lien credit facility was 10.3%. For interest payments covering any interest period ending on or before July 31, 2009, the Company may elect to pay interest under the facility either entirely in cash or as payment-in-kind (“PIK”) interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash.

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

As of June 30, 2008, the Company had approximately $301.9 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 9.2%, including the effect of the cash flow hedge (Note 4) and debt discount and excluding deferred financing costs.

As of June 30, 2008 and December 31, 2007, the Company was in compliance with all of its financial covenants under each of the foregoing credit facilities.

Interest cost included amortized debt discount of $104,000 and $208,000 for the three and six months ended June 30, 2008, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2007, respectively.

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

The Company accounts for its interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with SFAS No. 133. SFAS No. 133 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required by SFAS No. 133 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualifies as a cash flow hedge under SFAS No. 133. The critical terms of the hedging instrument match the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument match the same terms of the interest-bearing liability. The Company assesses the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company uses the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective as of December 31, 2007, March 31, 2008 and June 30, 2008. The Company recognizes (1) the swap at its fair value as an asset or liability in its balance sheet and marks the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap was a $4.2 million liability at December 31, 2007 and a $4.7 million liability at June 30, 2008, and is included in “other long-term liabilities” in the accompanying condensed consolidated balance sheets. Changes in unrealized gains (losses) of $3.7 million and $(413,000) are included in “other comprehensive loss” in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2008, respectively.

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

On January 29, 2008, ITC^DeltaCom sold 9,928,779 shares of its common stock for $3.03 per share and received gross proceeds of approximately $30.1 million pursuant to the exercise of non-transferable rights distributed to ITC^DeltaCom’s stockholders in connection with the rights offering. ITC^DeltaCom used all of the proceeds of the rights offering to redeem a total of 300,842 shares of its Series H preferred stock on January 29, 2008. In connection with the consummation of the rights offering, ITC^DeltaCom issued on the same date to the three institutional holders of the Series H preferred stock a total of 3,675,306 shares of common stock valued at $3.03 per share, or approximately $11.1 million in total, upon the conversion of a total of 111,373 unredeemed shares of Series H preferred stock owned by such holders. The Company recorded this conversion and redemption as a reduction of approximately $11.1 million of the outstanding book value of the Series H preferred stock and an increase in common stock par value and additional paid-in capital of approximately $11.1 million. For a discussion of the accounting for the beneficial conversion discount recorded upon the sale of the Series H preferred stock on July 31, 2007, see Note 8 to the consolidated financial statements included in the 2007 Form 10-K. The Company recognized the accretion of $6.9 million of the beneficial conversion discount as a charge to common stockholders in the three months ended March 31, 2008 in the accompanying condensed consolidated statements of operations and comprehensive loss.

6.	Stock-Based Compensation

The Company maintains two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan.

The Compensation Committee of ITC^DeltaCom’s Board of Directors administers the Stock Incentive Plan and approves the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. On February 6, 2008, the Board of Directors, upon the recommendation of the Compensation Committee, approved amendments to the Stock Incentive Plan that increased by 3,300,000 shares to 6,305,334 shares the total number of shares of common stock that may be issued under the Stock Incentive Plan and fixed the termination date of the Stock Incentive Plan, as amended, as the tenth anniversary of the amendment date. Option vesting schedules generally range from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period. The option price for any option generally may not be less than 100% of the fair market value of the common stock covered by the option on the date of grant.

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

The Company granted restricted common stock units for shares of common stock as follows:

Three Months Ended	Number of Shares	Fair Value of the Awards
June 30, 2008	29,500	$98,000
March 31, 2008	1,380,000	$4,711,000
June 30, 2007	—	—
March 31, 2007	40,000	$96,000

The Company will recognize the fair value of the awards in expense over the three-year service period. The fair value of the awards was determined based on the closing price of ITC^DeltaCom’s common stock on the date of the grant as reported on the OTC Bulletin Board.

The Company recognized stock-based compensation in the total amount of $566,000 and $1.2 million in the three and six months ended June 30, 2008, respectively, and $710,000 and $1.4 million in the three and six months ended June 30, 2007, respectively, including compensation related to existing stock option awards, to restricted stock units granted in the current and prior years, and to equity securities granted to three officers in the year ended December 31, 2005. As of June 30, 2008, the total compensation cost related to nonvested restricted stock units not yet recognized was $5.3 million.

7.	Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company in prior years. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2008 through June 30, 2008 (in thousands):

	Balance at December 31, 2007	Accruals	Write-offs/ Payments	Balance at June 30, 2008
Restructuring charges:
Employee severance, retention and relocation	$23	$—	$—	$23
Office space leases	2,999	—	(662)	2,337

Total	$3,022	$—	$(662)	$2,360

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other accrued liabilities” in the following table (in thousands).

	Balance at December 31, 2007	Balance at June 30, 2008
Other accrued liabilities	$1,294	$1,294
Long-term restructuring liabilities	1,728	1,066

Total	$3,022	$2,360

8.	Commitments and Contingencies

Purchase Commitments

At June 30, 2008, the Company had entered into agreements with vendors to purchase approximately $5.9 million of services and property, plant, and equipment during the year ending December 31, 2008 related primarily to the maintenance and improvement of communications facilities and technology services.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 12 to the consolidated financial statements included in the 2007 Form 10-K and updated as described in Note 8 to the Company’s consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008. Other than such proceedings, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Regulatory Proceedings

The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the Federal Communications Commission, particularly in connection with actions by the regional former Bell operating companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations and to reduce the compensation that the Company receives for the exchange of traffic with other carriers. These companies also are actively pursuing major changes in federal communications laws and regulations through litigation and legislation that would adversely affect competitive carriers, including the Company. If successful, these initiatives could make it more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that could prevent or deter it from successfully competing with the incumbent carriers.

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

Overview

We are one of the largest facilities-based competitive providers of integrated communications services, principally to businesses, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance and conference calling, high-speed or broadband data communications, including ethernet, and mobile voice and data services. We also offer our customers a complete office communications solution through our Simpli-BusinessSM product that conveniently packages our managed network services and communications devices. We also sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis.

As of June 30, 2008, we conducted our sales and marketing efforts through our personnel located in branch offices in 45 markets. As of the same date, our fiber optic network of 11,811 route miles was deployed from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

During the second quarter of 2008, we:

•	increased total operating revenues by 1.6% over the second quarter of 2007;

•	recorded a net loss of $(4.8) million compared to a net loss of $(14.5) million in the second quarter of 2007;

•	increased adjusted EBITDA, as defined by us below, by 12.3% over the second quarter of 2007;

•	increased business local, data and Internet revenues $6.5 million, or 8.1%, over the second quarter of 2007 and $2.1 million, or 9.7% on an annualized basis, over the first quarter of 2008;

•

reported net growth in billable retail business voice lines in service, ending the quarter with 432,341 voice lines in service, of which 83.8% were provided on our own network, which represented an increase from 78% provided on our own network at the end of the second quarter of 2007;

•	increased our core, facilities-based business voice lines in service by approximately 45,900 lines over the second quarter of 2007 and by approximately 12,600 lines over the first quarter of 2008;

•	generated $13.9 million in net cash provided by operating activities, which represented an increase of $5.2 million, or 59.8%, over the second quarter of 2007; and

•	increased adjusted unlevered free cash flow, as defined by us below, by 20.2% over the second quarter of 2007.

The first half of 2008 was characterized by adverse economic conditions in some of our markets and products. If these conditions persist in future fiscal periods, we expect that we may experience a variety of adverse effects on our operations, including a decline in demand for services, increased pressure in the pricing of services for potential customers and for existing customers considering contract renewals, and the migration of some cost-sensitive customers to other carriers.

The following table presents information about our business as of the dates indicated.

	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Branch offices	45	45	45	45	45
Colocations (1)	268	267	267	267	266
Voice switches, Nortel DMS500 and Lucent 5E	21	21	22	22	22
Number of employees (2)	1,700	1,724	1,800	1,813	1,807

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods or as of the dates indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Integrated communications services revenues	$104,357	$103,469	$100,449	$101,225	$100,101

Wholesale services revenues:
Broadband transport	13,186	13,451	13,287	13,613	13,986
Local interconnection	1,210	1,235	1,279	1,434	1,644
Directory assistance and operator services	1,141	1,140	1,344	1,402	1,387
Other	888	813	982	906	978

Total wholesale services revenues	16,425	16,639	16,892	17,355	17,995

Equipment sales and related services revenues	4,766	4,675	4,639	6,182	5,476

Total operating revenues	$125,548	$124,783	$121,980	$124,762	$123,572

Increase (decrease) in total operating revenues (from previous quarter)	0.6%	2.3%	(2.2)%	1.0%	1.4%
Retail business voice lines in service(1)
UNE-T and UNE lines(2)	362,174	349,537	339,534	327,915	316,267
Resale and UNE-P lines(3)	70,167	74,362	78,976	83,697	89,454

Total retail business voice lines in service	432,341	423,899	418,510	411,612	405,721

Wholesale lines in service (4)	40,595	40,825	40,319	42,596	46,345

Total business lines in service (5)	472,936	464,724	458,829	454,208	452,066

(1)	Lines in service include only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is not included.
(2)	Facilities-based service offering in which we provide local transport through our owned and operated switching facilities.
(3)	Resale service offering in which we provide local service through a leased switch port and loop from the local operating company.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Operating Revenues. Total operating revenues increased $1.9 million, or 1.5%, to $125.5 million for the three months ended June 30, 2008, or the “2008 quarter,” from $123.6 million for the three months ended June 30, 2007, or the “2007 quarter.” Total operating revenues increased $4.9 million, or 2.0%, to $250.3 million for the six months ended June 30, 2008 or the “2008 six-month period,” from $245.4 million for the six months ended June 30, 2007, or the “2007 six-month period.”

Operating revenues from our integrated communications services increased $4.3 million, or 4.3%, to $104.4 million for the 2008 quarter from $100.1 million for the 2007 quarter. Integrated communications services revenues for the 2008 six-month period increased $10.3 million, or 5.2%, to $207.8 million from $197.5 million for the 2007 six-month period. The increases for the 2008 quarter and 2008 six-month period resulted primarily from increases in local and data service revenues of $6.5 million for the 2008 quarter and $13.0 million for the 2008 six-month period, which were offset in part by decreases in carrier access and long distance revenues of $2.2 million for the 2008 quarter and $2.6 million for the 2008 six-month period. Long distance and carrier access revenues decreased to approximately 14% of our total operating revenues for the 2008 quarter from 16% of our total operating revenues for the 2007 quarter.

We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and Unbundled Network Element-Platform, or “UNE-P,” services. As a result, we experienced an increase of approximately 45,900 facilities-based local lines and a decrease of approximately 19,300 in resale and UNE-P lines from the end of the 2007 quarter to the end of the 2008 quarter, for a net increase in total lines of 6.6%, or 26,600 total lines. During the 2008 quarter, we achieved a net increase in billable local lines of approximately 8,400 lines, representing an annualized growth rate of 8.0%, through our addition of approximately 12,600 facilities-based local lines, net of approximately 4,200 resale and UNE-P lines that were disconnected or converted to facilities-based lines.

Operating revenues generated by sales of wholesale services for the 2008 quarter decreased by $1.6 million, or 8.9%, to $16.4 million from $18.0 million for the 2007 quarter and declined 8.8%, or $3.2 million, to $33.1 million for the 2008 six-month period from $36.3 million for the 2007 six-month period. Local interconnection revenues declined $434,000 for the 2008 quarter and $1.1 million for the 2008 six-month period as a result of the continued contraction of the dial-up Internet business. Revenues from broadband transport services decreased $800,000 for the 2008 quarter and $1.3 million for the 2008 six-month period from the 2007 periods as the result of competitive market pressures and industry consolidation. Directory assistance and operator services revenues decreased $246,000 for the 2008 quarter and $534,000 for the 2008 six-month period from the prior corresponding periods due to the conversion of some customers from live operator services to automated services, which generate less revenues than live services.

Operating revenues from equipment sales and related services decreased $710,000, or 12.9%, to $4.8 million for the 2008 quarter from $5.5 million for the 2007 quarter. Revenues from equipment sales and related services decreased $2.2 million, or 19%, from $11.6 million for the 2007 six-month period to $9.4 million for the 2008 six-month period. Revenues from equipment sales decreased as a result of reduced demand for telephone systems for the 2008 quarter and six-month periods compared to the 2007 quarter and six-month periods. Revenues from equipment sales and related services increased $91,000, or 2.0%, for the 2008 quarter from $4.7 million for the first quarter of 2008.

Cost of Services and Equipment. Total cost of services and equipment of $57.5 million, which represented 45.8% of total operating revenues for the 2008 quarter, decreased $1.2 million from total cost of services of $58.7 million for the 2007 quarter, which represented 47.5% of total operating revenues. Total cost of services and equipment of $115.8 million, or 46.3% of total operating revenues, for the 2008 six-month period represented a decrease of $949,000 from total cost of services and equipment of $116.8 million, or 47.6% of total operating revenues, for the 2007 six-month period. The decrease in total cost of services for the 2008 periods was attributable to a reduction in our network cost structure and a reduction in the cost of equipment sales resulting from decreased sales of equipment. The effects of these factors were partially offset by increased cost of new facilities required to support services to existing and new customers for our integrated communications services and our wholesale services.

The reduction in our network cost structure was attributable to a reduction in the number of high-cost UNE-P and resale lines in both absolute numbers and as a percentage of total lines and to our initiatives to reduce the cost of services. These initiatives include capital investments in our intercity transport facilities, renegotiation of our contracts with other carriers, expansion of DS1 central office colocations and use of alternative local providers.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $46.8 million, or 37.3% of total operating revenues, for the 2008 quarter increased $672,000 from $46.1 million, or 37.3% of total operating revenues, for the 2007 quarter. Selling, operations and administration expense of $93.1 million, or 37.2% of total operating revenues, for the 2008 six-month period was unchanged from $93.1 million, or 37.9% of total operating revenues, for the 2007 six-month period. We experienced higher costs in professional fees and increases in commissions to external sales channels and facilities costs in the 2008 quarter compared to the 2007 quarter. The effects of these increases were partially offset by lower compensation cost in the 2008 quarter.

The total number of our employees decreased to 1,700 at June 30, 2008 from 1,800 at December 31, 2007. Our investment in automating provisioning and other support functions has allowed us to take advantage of attrition in those functions, obviating the need to replace some personnel. When necessary, we supplement our work force by partnering with specialized vendors to provide some functions in the fulfillment of customer orders. We continue to maintain a strong sales presence in the branch offices located near our customers.

Depreciation and Amortization. Depreciation and amortization expense increased $685,000 from $18.3 million for the 2007 quarter to $18.9 million for the 2008 quarter and increased $1.7 million from $35.6 million for the 2007 six-month period to $37.3 million for the 2008 six-month period. The increase in depreciation and amortization expense was primarily attributable to depreciation of capital assets we placed in service from January 1, 2006 through June 30, 2008.

Interest Expense. Interest expense decreased $7.7 million from $15.6 million for the 2007 quarter to $7.9 million for the 2008 quarter and decreased $14.7 million from $30.9 million for the 2007 six-month period to $16.2 million for the 2008 six-month period. The decrease was attributable to the refinancing and recapitalization transactions we completed on July 31, 2007, which resulted in reductions in our average balances of outstanding borrowings and in the weighted average interest rates that accrued on our outstanding borrowings from 15.6% at June 30, 2007 to 9.2% at June 30, 2008. Our interest expense for the 2007 quarter and 2007 six-month period included in-kind interest of $2.0 million and $3.9 million, respectively, while we did not record any in-kind interest for the 2008 quarter or the 2008 six-month period. Interest expense resulting from amortization of debt discount and debt issuance costs decreased $1.5 million from $2.1 million for the 2007 quarter to $611,000 for the 2008 quarter and decreased $3.0 million from $4.2 million for the 2007 six-month period to $1.2 million for the 2008 six-month period.

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

ITC^DeltaCom’s management also uses adjusted EBITDA to evaluate ITC^DeltaCom’s core operating performance relative to that of its competitors. This financial measure permits a comparative assessment of ITC^DeltaCom’s operating performance relative to the company’s performance based on its GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. Companies within the communications industry exhibit significant variations with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. In addition, increased merger and acquisition activity and financial restructurings have resulted in significant non-operating changes to earnings of communications companies that may not be reflective of their core operating performance. Management believes that adjusted EBITDA facilitates company-to-company comparisons within ITC^DeltaCom’s industry by eliminating some of the foregoing variations. ITC^DeltaCom’s adjusted EBITDA, however, may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure.

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

ITC^DeltaCom’s management recognizes that adjusted EBITDA has limitations as an analytical financial measure, including the following:

•

adjusted EBITDA does not reflect depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor does adjusted EBITDA reflect any cash requirements for such replacements;

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

The following table sets forth, for the 2008 and 2007 periods, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(4,848)	$(14,534)	$(10,713)	$(29,861)
Add: non-EBITDA items included in net loss:
Depreciation and amortization	18,945	18,260	37,261	35,638
Interest income and expense, net	7,569	15,043	15,310	29,741
Stock-based compensation	566	711	1,238	1,432
Restructuring expenses	—	—	—	24
Other (income) loss	(397)	(11)	(428)	(23)

Adjusted EBITDA	$21,835	$19,469	$42,668	$36,951

Adjusted EBITDA increased $2.4 million, or 12.3%, to $21.8 million for the 2008 quarter from $19.5 million for the 2007 quarter. The increase in adjusted EBITDA for the 2008 quarter resulted from an increase of $2.0 million in total operating revenues and a reduction of $1.2 million in cost of services and equipment, the effects of which were offset in part by a increase of $672,000 in selling, operations and administration expense. Adjusted EBITDA increased $5.7 million, or 15.4%, to $42.7 million for the 2008 six-month period from $37.0 million for the 2007 six-month period as a result of an increase of $4.9 million in total operating revenues and a reduction of $949,000 in cost of services and equipment.

Cash Flows. The following table sets forth, for the 2008 and 2007 periods, information about our cash flows as disclosed in our consolidated statements of cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cash flows (used in) provided by:
Operating activities	$13,864	$8,739	$30,708	$15,135
Investing activities	(13,435)	(13,269)	(26,667)	(26,426)
Financing activities	(583)	(3,079)	(1,300)	(3,262)

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

We have included data with respect to adjusted unlevered free cash flow because our management considers adjusted unlevered free cash flow to be a useful, supplemental indicator of our operating performance. When measured over time, adjusted unlevered free cash flow provides supplemental information to investors concerning the growth rate in our operating results and our ability to generate cash flows to satisfy mandatory debt service requirements and make other mandatory, non-discretionary expenditures.

Our management believes that consideration of adjusted unlevered free cash flow should be supplemental, however, because adjusted unlevered free cash flow has limitations as an analytical financial measure, including the following:

•	adjusted unlevered free cash flow does not reflect our cash expenditures for changes in current operating assets and liabilities;

•

adjusted unlevered free cash flow does not reflect our cash expenditures for interest expense or accrued restructuring and merger costs, prepayment penalties on debt paid in cash, equity commitment fees, changes in restricted cash balances, or proceeds from sales of fixed assets;

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

The following table sets forth, for the 2008 and 2007 periods, a quantitative reconciliation of adjusted unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net cash provided by operating activities	$13,864	$8,739	$30,708	$15,135
Adjustments to reconcile adjusted unlevered free cash flow to net cash provided by operating activities
Elements included in net cash provided by (used in) operating activities not included in adjusted unlevered free cash flow:
Total changes in current operating assets and liabilities	1,882	699	(222)	1,969
Provision for bad debts	(900)	(883)	(1,905)	(1,733)
Interest expense excluding interest paid in kind and in common stock, and amortization of debt issuance costs and debt discount, net of interest income	6,958	10,925	14,087	21,579
Other (income) loss	31	(11)	—	(23)
Restructuring expenses	—	—	—	24
Prepayment penalties paid in cash on debt extinguishment	—	—	—	—
Unused equity commitment fees	—	—	—	—

Adjusted EBITDA	21,835	19,469	42,668	36,951
Less:
Capital expenditures (including equipment purchased through capital leases)	(11,387)	(12,826)	(24,403)	(23,313)
Change in accounts payable –construction	(2,800)	(279)	(2,525)	(3,453)

Adjusted unlevered free cash flow	$7,648	$6,364	$15,740	$10,185

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2008 six-month period, we funded our operating and capital requirements and other cash needs through cash from operations. During the 2007 six-month period, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by operating activities was $30.7 million in the 2008 six-month period and $15.1 million in the 2007 six-month period. Changes in working capital were $222,000 in the 2008 six-month period and $(2.0) million in the 2007 six-month period. The increase in working capital in the 2008 six-month period resulted primarily from a reduction of $4.0 million in accounts receivable, an increase of $854,000 in trade accounts payable, a reduction of $849,000 in inventory and a $260,000 increase in unearned revenue, which were offset in part by an increase of $2.6 million in prepaid expenses and a decrease of $3.2 million in accrued liabilities. The decrease in working capital in the 2007 six-month period resulted primarily from increases of $856,000 in accounts receivable and $1.7 million in prepaid expenses and a reduction of $2.1 million in trade accounts payable, which were offset in part by a reduction of $1.7 million in inventory and an increase of $947,000 in unearned revenue.

Cash used in investing activities was $26.7 million in the 2008 six-month period and $26.4 million in the 2007 six-month period. In the 2008 six-month period, we used $26.9 million to fund capital expenditures and $662,000 to pay accrued restructuring costs related to prior years. In the 2007 six-month period, we used $25.3 million to fund capital expenditures and $701,000 to pay accrued restructuring costs related to prior years.

Cash used in financing activities in the 2008 six-month period totaled $1.3 million and included $29.9 million of proceeds from our rights offering for common stock, net of issuance costs, that we completed on January 29, 2008. We applied the rights offering gross proceeds of $30.1 million to the redemption of a portion of our outstanding 6% Series H Convertible Redeemable Preferred Stock. We also applied $1.2 million of cash used in financing activities in the 2008 six-month period to the repayment of long-term debt and capital lease obligations. Of cash used in financing activities in the 2007 six-month period, we applied $476,000 to the repayment of long-term debt and capital lease obligations and $2.8 million to the payment of costs associated with our July 31, 2007 refinancing and recapitalization transactions.

Indebtedness. At June 30, 2008, we had approximately $301.9 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 9.2%, including the effect of the cash flow hedge discussed in this report under “Quantitative and Qualitative Disclosures About Market Risk” and debt discount and excluding deferred financing costs.

Our first lien and second lien credit facility agreements require us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreements) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. Our first lien credit facility agreement also contains financial covenants specifying (as defined for purposes of the agreement), for each measurement period, the minimum ratio of our consolidated EBITDA to our consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA. As of June 30, 2008, we were in compliance with all of our financial covenants under each of the foregoing credit facilities.

Cash Requirements. At June 30, 2008, we had entered into agreements with vendors to purchase approximately $5.9 million of services and property, plant and equipment during 2008 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2008 will total approximately $55 million to $65 million, including $1.8 million of commitments at June 30, 2008. At June 30, 2008, we had made $26.9 million of capital expenditures in 2008. The actual amount and timing of our capital requirements may differ materially from our expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $303.9 million principal amount of our first lien and second lien credit facility debt as of June 30, 2008. All $303.9 million of such debt accrued interest at variable rates when we incurred such debt at July 31, 2007. On August 24, 2007, we entered into an interest rate swap agreement with a financial institution. We designated this instrument as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month London interbank offered rate, or “LIBOR,” designated in our credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of our variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009. As a result, we have reduced the market risk exposure to changing interest rates to $93.9 million of our outstanding borrowings as of June 30, 2008. A change of one percentage point in the interest rate applicable to this $93.9 million of variable-rate debt as of June 30, 2008 would result in a fluctuation of approximately $939,000 in our annual interest expense.

Item 4T.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

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

(a)    The Company held its 2008 annual meeting of stockholders on May 13, 2008. All holders of record of the Company’s common stock at the close of business on March 31, 2008 were eligible to vote at the 2008 annual meeting.

(c)    Each holder of common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of March 31, 2008, there were 80,723,241 shares of common stock outstanding, which represented a total of 80,723,241 votes entitled to be cast at the annual meeting.

At the 2008 annual meeting, the stockholders approved a proposal to elect each of the nine nominees to the board of directors.

Nominee	Votes For	Votes Withheld
John Almeida, Jr.	63,163,710	1,894,205

Randall E. Curran	63,163,897	1,894,018

John J. DeLucca	65,055,689	2,226

Clyde A. Heintzelman	65,055,689	2,226

Michael E. Leitner	63,163,897	1,894,018

Thomas E. McInerney	63,163,897	1,894,018

Philip M. Tseng	63,163,923	1,893,992

R. Gerald McCarley	65,055,689	2,226

Sanjay Swani	63,163,446	1,894,469

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1	Amendment No. 2 to Amended and Restated Governance Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof.

10.2	Amendment No. 2 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof.

10.3	Amendment No. 4 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof.

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

Exhibit Number	Description
31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DeltaCom, Inc. (Registrant)

Dated: August 14, 2008	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.1	Amendment No. 2 to Amended and Restated Governance Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof.

10.2	Amendment No. 2 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof.

10.3	Amendment No. 4 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof.

31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.