Form 10-Q
period 2008-09-30
ITC DELTACOM INC
filed 2008-11-14
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Outstanding at November 10, 2008
Common Stock, $.01 par value	80,748,659 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of September 30, 2008 and December 31, 2007	2

	Condensed Consolidated Statements of Operations and Comprehensive Loss of ITC^DeltaCom, Inc. and Subsidiaries for the three and nine months ended September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the nine months ended September 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	25

Part II. Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,673	$57,505
Short-term investments (Note 1)	25,027	—
Restricted cash	953	1,416
Accounts receivable, less allowance for doubtful accounts of $3,951 and $4,757 in 2008 and 2007, respectively	52,147	55,988
Inventory for resale	2,543	3,253
Prepaid expenses and other	6,983	5,421

Total current assets	140,326	123,583

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $273,070 and $218,715 in 2008 and 2007, respectively	205,291	220,153

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $15,030 and $13,125 in 2008 and 2007, respectively	5,442	7,347
Other long-term assets	10,074	12,174

Total other long-term assets	50,625	54,630

Total assets	$396,242	$398,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$28,607	$25,773
Construction	9,577	4,621
Accrued interest	81	83
Accrued compensation	9,027	8,610
Unearned revenue	21,705	21,567
Other current liabilities	20,385	18,420
Current portion of long-term debt and capital lease obligations (Note 3)	2,327	2,330

Total current liabilities	91,709	81,404

LONG-TERM LIABILITIES:
Other long-term liabilities (Notes 4 and 7)	4,319	6,043
Long-term debt and capital lease obligations (Note 3)	304,059	300,492

Total long-term liabilities	308,378	306,535

CONVERTIBLE REDEEMABLE PREFERRED STOCK:
Par value $0.01; 412,215 shares designated Series H in 2007; 412,215 shares issued and outstanding in 2007; entitled to redemption value of $100 per share, plus accrued and unpaid dividends, net of beneficial conversion discount of $6,870 in 2007 (Note 5)	—	34,351

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ DEFICIT (Note 5):
Common stock, par value $0.01; 350,000,000 shares authorized; 80,748,659 and 67,114,168 shares issued and outstanding in 2008 and 2007, respectively	807	671
Additional paid-in capital	727,233	684,942
Accumulated deficit	(728,418)	(705,296)
Accumulated other comprehensive loss (Note 4)	(3,467)	(4,241)

Total stockholders’ deficit	(3,845)	(23,924)

Total liabilities and stockholders’ deficit	$396,242	$398,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Integrated communications services	$103,398	$101,225	$311,224	$298,685
Wholesale services	16,502	17,355	49,566	53,697
Equipment sales and related services	4,817	6,182	14,258	17,785

TOTAL OPERATING REVENUES	124,717	124,762	375,048	370,167

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	58,246	58,838	174,075	175,615
Selling, operations and administration expense	44,893	48,713	137,965	141,847
Depreciation and amortization	19,218	19,449	56,479	55,087

Total operating expenses	122,357	127,000	368,519	372,549

OPERATING INCOME (LOSS)	2,360	(2,238)	6,529	(2,382)

OTHER (EXPENSE) INCOME:
Interest expense	(7,901)	(11,395)	(24,087)	(42,279)
Interest income	273	546	1,149	1,690
Prepayment penalties on debt extinguished	—	(8,208)	—	(8,208)
Debt issuance cost write-off	—	(7,298)	—	(7,298)
Loss on extinguishment of debt	—	(105,269)	—	(105,269)
Cost of unused equity commitment	—	(1,620)	—	(1,620)
Other income (loss)	(68)	(41)	360	(18)

Total other expense, net	(7,696)	(133,285)	(22,578)	(163,002)

LOSS BEFORE INCOME TAXES	(5,336)	(135,523)	(16,049)	(165,384)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(5,336)	(135,523)	(16,049)	(165,384)
PREFERRED STOCK DIVIDENDS AND ACCRETION	—	(14,154)	(7,073)	(18,072)
CHARGE DUE TO PREFERRED STOCK REDEMPTION AND CONVERSION	—	(44,250)	—	(44,250)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(5,336)	$(193,927)	$(23,122)	$(227,706)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.07)	$(3.82)	$(0.29)	$(7.71)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	80,748,659	50,758,877	79,300,183	29,548,810

COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(5,336)	$(135,523)	$(16,049)	$(165,384)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax	1,187	(1,649)	774	(1,649)

COMPREHENSIVE (LOSS)	$(4,149)	$(137,172)	$(15,275)	$(167,033)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,049)	$(165,384)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	56,479	55,087
Provision for uncollectible accounts	2,855	2,748
Stock-based compensation	1,791	4,699
Amortization of debt issuance costs and debt discount	1,833	5,327
Write-off of debt issuance costs	—	7,298
Non-cash loss on extinguishment of debt	—	105,269
Prepayment penalty paid in common stock	—	235
Interest paid in common stock	—	332
Interest paid in kind	—	3,948
Net (gain) loss on fixed asset sales and short-term investments	(360)	45
Changes in current operating assets and liabilities:
Accounts receivable, net	1,110	(4,990)
Inventory	710	2,153
Prepaid expenses	(1,562)	(563)
Accounts payable	2,772	(2,125)
Accrued interest	(2)	(9,410)
Unearned revenue	138	695
Accrued compensation and other current liabilities	2,260	4,059

Total adjustments	68,024	174,807

Net cash provided by operating activities	51,975	9,423

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,889)	(33,835)
Change in accounts payable - construction	4,956	(2,996)
Proceeds from sale of fixed assets	994	—
Redesignation of cash equivalent to short-term investments (Note 1)	(25,416)	—
Other	(34)	48
Change in restricted cash	463	(405)
Payment for accrued restructuring and merger costs	(998)	(1,005)

Cash used in investing activities	(59,924)	(38,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering of common stock, net of issuance cost	29,949	—
Proceeds from sale of common stock, net of issuance costs	—	20,580
Proceeds from sale of Series H preferred stock, net of issuance costs	—	39,301
Redemption of Series H preferred stock	(30,084)	—
Redemption of Series A preferred stock	—	(11,001)
Proceeds from long-term debt, capital lease and other long-term obligations, net of issuance costs	5,000	292,402
Repayments of long-term debt, capital lease and other long-term obligations	(1,748)	(321,727)

Cash provided by financing activities	3,117	19,555

CHANGE IN CASH AND CASH EQUIVALENTS	(4,832)	(9,215)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,505	67,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,673	$58,428

	Nine Months Ended September 30,
	2008	2007
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$22,184	$42,084
NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$7,073	$18,072
Common stock issued for conversion of preferred stock	$11,137	$114,605
Common stock issued for extinguishment of long-term debt	$—	$146,277
Equipment purchased through capital leases	$—	$1,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data telecommunications services, including local exchange, long distance and conference calling, high-speed or broadband data communications, including ethernet, and mobile voice and date services. As part of its services, the Company offers its customers a complete office communications solution through its Simpli-BusinessSM product that packages the Company’s managed network services and communications devices. The Company also sells customer premise equipment to its end-user customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic and selectively sells to other communications providers on a wholesale basis.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2007 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2008. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2008 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made in the presentation of the financial statements for the three and nine months ended September 30, 2007 to conform to the presentation of the financial statements for the three and nine months ended September 30, 2008.

Short-Term Investments

On September 12, 2008, the Company’s short-term investments included $25.4 million at cost of an investment in The Reserve Primary Fund (the “Primary Fund”), a registered money market fund managed by Reserve Management Company, Inc. (together with its affiliates, “The Reserve”) that has suspended redemptions and has announced that it is being liquidated. On September 16, 2008, the Company delivered a timely redemption request to the Primary Fund to redeem its investment. The Reserve announced on September 16, 2008 that all

Primary Fund redemption requests received before 3:00 p.m. on that date would be redeemed at $1.00 per share. Despite timely delivery of the Company’s redemption request and representations by The Reserve to the Company that its redemption request would be honored, the Primary Fund did not make any redemption payment to the Company. The Reserve also announced on September 16, 2008 that the net asset value of the Primary Fund as valued after 3:00 p.m. on that date had decreased to below $1.00 per share as a result of the Primary Fund’s decision to value at $0 its holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which had filed a voluntary petition for relief under the United States bankruptcy code on September 15, 2008.

Although the Company believes, based on communications to date from The Reserve, that it is entitled to receive $1.00 per share of its total $25.4 million cost investment in the Primary Fund, the Company recorded a $389,000 loss as of September 30, 2008 to recognize a pro rata share of the estimated loss on the Primary Fund’s underlying investment in Lehman Brothers securities. Further, although the Company expects to receive payment of substantially all, if not all, of its investment in the Primary Fund within the next 12 months based on The Reserve’s communications to date, it cannot predict when such a distribution will occur or the amount that it will receive. Accordingly, the Company reclassified its investment from cash and cash equivalents to short-term investments and has included the investment as a use of cash from investing activities in the accompanying condensed consolidated statement of cash flows. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company recorded these short-term investments as available-for-sale securities, at fair value of $25.0 million at September 30, 2008, on the accompanying condensed consolidated balance sheets.

On October 31, 2008, the Company received a $12.9 million cash payment from the Primary Fund. The Reserve announced that all investors in the Primary Fund had received liquidating distributions on that date equal to approximately 50% of their remaining investments in the Primary Fund. Following its receipt of the foregoing payment, the Company had a total investment of $12.5 million in the Primary Fund that had not yet been redeemed or otherwise paid to the Company.

Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. On February 14, 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company will be its fiscal year ending December 31, 2009. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. As of January 1, 2008, the Company adopted the required provisions of SFAS No. 157, as amended by FSP No. 157-2. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the Company’s fair value disclosures related to financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements.

SFAS No. 157 establishes a hierarchy of valuation techniques based on the nature of the inputs used to develop the fair value measures and requires certain disclosures about fair values used in financial statements. There are three levels of inputs to fair value measurements: Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning observable inputs other than Level 1, including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, as well as derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The Company applies fair value accounting to its derivative financial instrument in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“SFAS No. 133”). The following table shows the assets and liabilities measured at fair value that are included in the accompanying condensed consolidated balance sheets as of September 30, 2008 and the fair value hierarchy level, as defined in SFAS No. 157 (in thousands):

	September 30, 2008
	Level 1	Level 2	Level 3	Total Assets/ Liabilities, at Fair Value
Assets
Short-term investments	$—	$—	$25,027	$25,027

Total Assets	$—	$—	$25,027	$25,027

Liabilities
Derivative financial instrument	$—	$3,467	$—	$3,467

Total Liabilities	$—	$3,467	$—	$3,467

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

Short-term investments
Balance at December 31, 2007	$—
Transfers to Level 3	25,416
Change in fair value included in earnings (losses)	(389)

Balance at September 30, 2008	$25,027

Losses included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2008	$(389)

Losses included in earnings (above) for the nine months ended September 30, 2008 are recorded in our condensed consolidated statement of operations and comprehensive loss in other income (loss).

2.	Recent Accounting Pronouncements

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an Amendment of FASB Statement 133.” SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008, and early application is encouraged. SFAS No. 161 requires disclosure of (1) the objectives for using derivative instruments in terms of underlying risk and accounting designation, (2) the fair values of derivative instruments and their gains and losses in a tabular format and (3) information about credit-risk-related contingent features and cross-references from the derivatives footnote to other footnotes in which derivatives-related information is disclosed.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” thereby resulting in improved consistency between the useful life applied under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations.” The Company is currently evaluating the impact the provisions of FSP 142-3 will have on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock

Purchase Warrants.” This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. For a convertible debt instrument within the scope of this FSP, the carrying amount of the liability component is determined by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its carrying amount is to be amortized to interest cost using the interest method. The Company does not expect FSP APB 14-1 to have a significant impact on its consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company does not expect FSP EITF 03-6-1 to have a significant impact on its consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” effective October 10, 2008 and for prior periods for which financial statements have not been issued. The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Adoption of this FSP did not have a material effect on the Company’s consolidated financial statements.

A description of other recent accounting pronouncements applicable to the Company is set forth in Note 2 to the consolidated financial statements included in the 2007 Form 10-K.

3.	Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations at September 30, 2008 and December 31, 2007 consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,916 in 2008 and $2,227 in 2007	$226,359	$227,773
Revolving credit facility due July 31, 2012	5,000	—
Second lien credit facility due July 31, 2014	75,000	75,000
Capital lease obligations at varying interest rates, maturing through March 2010	27	49

Total	306,386	302,822
Less current maturities	(2,327)	(2,330)

Total	$304,059	$300,492

On July 31, 2007, the Company completed refinancing and recapitalization transactions that refinanced or retired substantially all of the Company’s outstanding debt and restructured other components of the Company’s capital structure, as described in Note 6 to the consolidated financial statements included in the 2007 Form 10-K.

The Company’s first lien credit facility includes, in addition to the first lien term loan facility due July 31, 2013, a $10 million revolving credit facility due July 31, 2012. In September 2008, the Company drew down $5 million principal amount of borrowings under its revolving credit facility. The Company has utilized approximately $900,000 principal amount of borrowings under the revolving credit facility as of September 30, 2008 to secure letters of credit issued primarily to secure performance obligations. In October 2008, the Company drew down an additional $3.5 million principal amount of borrowings under the revolving credit facility, after which $600,000 remained available and unutilized under the facility. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the three months ended March 31, 2008. The Company may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified London interbank offered rate (“LIBOR”) plus 4.00%. As of September 30, 2008, the annual interest rate on borrowings outstanding under the first lien credit facility was 7.8%, excluding the effect of the cash flow hedge described in Note 4. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. As of September 30, 2008, the annual interest rate on borrowings outstanding under the revolving credit facility was 7.8%. The Company may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

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

The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under this facility. Prepayment of borrowings outstanding under this facility before July 31, 2009 will require payment of a premium of approximately $750,000 if the borrowings are prepaid before July 31, 2009. Borrowings outstanding under the second lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of September 30, 2008, the annual interest rate on borrowings outstanding under the second lien credit facility was 11.3%, excluding the effect of the cash flow hedge described in Note 4. For interest payments covering any interest period ending on or before July 31, 2009, the Company may elect to pay interest under the facility either entirely in cash or as payment-in-kind (“PIK”) interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash.

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

As of September 30, 2008, the Company had approximately $306.4 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 9.5%, including the effect of the cash flow hedge described in Note 4 and debt discount and excluding deferred financing costs.

As of September 30, 2008 and December 31, 2007, the Company was in compliance with all of its financial covenants under each of the foregoing credit facilities.

Interest cost included amortized debt discount of $103,000 and $311,000 for the three and nine months ended September 30, 2008, respectively, and $69,000 and $2.4 million for the three and nine months ended September 30, 2007, respectively.

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

The Company accounts for its interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with SFAS No. 133. SFAS No. 133 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required by SFAS No. 133 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualifies as a cash flow hedge under SFAS No. 133. The critical terms of the hedging instrument match the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument match the same terms of the interest-bearing liability. The Company assesses the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company uses the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective as of December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008. The Company recognizes (1) the swap at its fair value as an asset or liability in its balance sheet and marks the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap was a $4.2 million liability at December 31, 2007 and a $3.5 million liability at September 30, 2008, and is included in “other long-term liabilities” in the accompanying condensed consolidated balance sheets. Changes in unrealized gains (losses) of $1.2 million and $774,000 are included in “other comprehensive loss” in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2008, respectively.

5.	Equity Transactions

On July 31, 2007, ITC^DeltaCom completed transactions in which it eliminated all series of its previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of its capital stock, as described in Note 8 to the consolidated financial statements included in the 2007 Form 10-K.

As part of the recapitalization transactions it consummated on July 31, 2007, ITC^DeltaCom’s sold 412,215 shares of its 6% Series H Convertible Redeemable Preferred Stock (the “Series H preferred stock”) at a purchase price of $100 per share. Under the terms of the Series H preferred stock, ITC^DeltaCom was obligated to redeem the outstanding shares of the Series H preferred stock, at their liquidation preference of $100 per share, with the proceeds of a public rights offering of ITC^DeltaCom’s common stock. Such terms provided that each share of Series H preferred stock that was not redeemed from the proceeds of the rights offering would mandatorily and automatically convert into 33 shares of common stock at the earlier of the conclusion of the rights offering or January 31, 2008.

On January 29, 2008, ITC^DeltaCom sold 9,928,779 shares of its common stock for $3.03 per share and received gross proceeds of approximately $30.1 million pursuant to the exercise of non-transferable rights distributed to ITC^DeltaCom’s stockholders in connection with the rights offering. ITC^DeltaCom used all of the proceeds of the rights offering to redeem a total of 300,842 shares of its Series H preferred stock on January 29, 2008. In connection with the consummation of the rights offering, ITC^DeltaCom issued on the same date to the three institutional holders of the Series H preferred stock a total of 3,675,306 shares of common stock valued at $3.03 per share, or approximately $11.1 million in total, upon the conversion of a total of 111,373 unredeemed shares of Series H preferred stock owned by such holders. The Company recorded this conversion and redemption as a reduction of approximately $11.1 million of the outstanding book value of the Series H preferred stock and an increase in common stock par value and additional paid-in capital of approximately $11.1 million. For a discussion of the accounting for the beneficial conversion discount recorded upon the sale of the Series H preferred stock on July 31, 2007, see Note 8 to the consolidated financial statements included in the 2007 Form 10-K. The Company recognized the accretion of $6.9 million of the beneficial conversion discount as a charge to common stockholders in the three months ended March 31, 2008 included in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30,2008.

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

The only participants in the Amended and Restated Executive Stock Incentive Plan, which is administered by ITC^DeltaCom’s Board of Directors, are three senior officers of the Company who have received awards under the plan. A description of the awards is set forth in Note 8 to the consolidated financial statements included in the 2007 Form 10-K.

The Company granted restricted common stock units for shares of common stock as follows:

Three Months Ended	Number of Shares	Fair Value of the Awards
June 30, 2008	29,500	$98,000

March 31, 2008	1,380,000	$4,711,000

December 31, 2007	72,500	$500,000

March 31, 2007	40,000	$96,000

The Company will recognize the fair value of the awards in expense over the three-year service period. The fair value of the awards was determined based on the closing price of ITC^DeltaCom’s common stock on the date of the grant as reported on the OTC Bulletin Board.

The Company recognized stock-based compensation in the total amount of $553,000 and $1.8 million in the three and nine months ended September 30, 2008, respectively, and $3.3 million and $4.7 million in the three and nine months ended September 30, 2007, respectively, including compensation related to existing stock option awards, to restricted stock units granted in the current and prior years, and to equity securities granted to three senior officers in the year ended December 31, 2005. As of September 30, 2008, the total compensation cost related to nonvested restricted stock units not yet recognized was $4.8 million.

7.	Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company in prior years. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2008 through September 30, 2008 (in thousands):

	Balance at December 31, 2007	Accruals	Write-offs/ Payments	Balance at September 30, 2008
Restructuring charges:
Employee severance, retention and relocation	$23	$—	$(23)	$—
Office space leases	2,999	—	(998)	2,001

Total	$3,022	$—	$(1,021)	$2,001

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other current liabilities” in the following table (in thousands).

	Balance at December 31, 2007	Balance at September 30, 2008
Other current liabilities	$1,294	$1,192
Long-term restructuring liabilities	1,728	809

Total	$3,022	$2,001

8.	Commitments and Contingencies

Purchase Commitments

At September 30, 2008, the Company had entered into agreements with vendors to purchase approximately $10.6 million of services and property, plant and equipment during the year ending December 31, 2008. Agreements with vendors for purchases totaling approximately $5.5 million related to a planned $20 million initiative to upgrade the Company’s network. The remaining agreements with vendors for purchases totaling approximately $5.1 million related primarily to the maintenance and improvement of communications facilities and technology services, including $1.6 million for other capital expenditures.

Legal Proceedings

In the normal course of its business, the Company is subject to various litigation. In addition, the Company is a party or otherwise subject to various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others, which are described in Note 12 to the consolidated financial statements included in the 2007 Form 10-K and updated as described in Note 8 to the Company’s consolidated financial statements included in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008. Other than such proceedings, any significant updated information about which is provided below, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Mississippi Power Company Rights-of-Way. In October 2001, a civil action was filed in the Chancery Court of Lamar County, Mississippi, against Mississippi Power Company and the Company by two plaintiffs seeking to quiet and confirm title to real property, for ejectment and for an accounting. The plaintiffs are joint owners of a single parcel of real property located in Lamar County, Mississippi. In July 2008, the parties entered into a settlement agreement, and the case subsequently was dismissed. The plaintiffs have granted Mississippi Power Company an easement that allows for the Company’s use for telecommunications purposes of Mississippi Power Company’s fiber optic cables installed over the plaintiffs’ properties. The settlement did not have a material effect on the Company’s financial position or results of operations.

Regulatory Proceedings

The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the Federal Communications Commission (“FCC”), particularly in connection with actions by the regional former Bell operating companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations and to reduce the compensation that the Company receives for the exchange of traffic with other carriers. These companies also are actively pursuing major changes in federal communications laws and regulations through litigation and legislation that would adversely affect competitive carriers, including the Company. If successful, these initiatives could make it more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that could prevent or deter the Company from successfully competing with the incumbent carriers. Moreover, the FCC released an order on November 5, 2008 seeking comment on several comprehensive reform proposals for intercarrier compensation that could result in fundamental changes in access charge and reciprocal compensation regulation and rates. Certain aspects of the proposals could result in both reduced cost and reduced revenue to the Company. The Company is unable at this time to determine the potential impact that such proposals, if adopted by the FCC, could have on the Company’s financial position or results of operations.

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

Overview

We are one of the largest facilities-based competitive providers of integrated communications services, principally to businesses, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance and conference calling, high-speed or broadband data communications, including ethernet, and mobile voice and data services. As part of these services, we offer our customers a complete office communications solution through our Simpli-BusinessSM product that conveniently packages our managed network services and communications devices. We also sell customer premise equipment to our end-user customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis.

As of September 30, 2008, we conducted our sales and marketing efforts through our personnel located in branch offices in 45 markets. As of the same date, our fiber optic network of 11,811 route miles was deployed from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

During the third quarter of 2008, we:

•

began a $20 million network upgrade initiative we expect to complete in 2009 that will benefit our customers by enhancing service availability and will enable us to reduce costs by expanding our on-net network capabilities;

•

continued the deployment of its IP-based network and features enabling it to deliver the full suite of traditional voice services to business customers on an IP-enabled network, which will help meet the on-going demand for IP-based products and services and create a more efficient and cost-effective use of existing transmission capacity;

•	recorded operating income of $2.4 million compared to an operating loss of $(2.2) million in the third quarter of 2007;

•

recorded a net loss of $(5.3) million compared to a net loss of $(135.5) million in the third quarter of 2007, which reflected charges we recorded in connection with the refinancing and recapitalization transactions we completed on July 31, 2007;

•	increased adjusted EBITDA, as defined by us below, by 8.1% over the third quarter of 2007 to $22.1 million;

•	increased business local, data and Internet revenues $4.4 million, or 5.4%, over the third quarter of 2007;

•

ended the quarter with 435,024 voice lines in service, of which 85% were provided on our own network, which represented an increase from 80% provided on our own network at the end of the third quarter of 2007;

•	increased our core, facilities-based business voice lines in service by approximately 40,800 lines over the third quarter of 2007 and by approximately 6,600 lines over the second quarter of 2008;

•	generated $21.3 million in net cash provided by operating activities, which represented an increase of $27 million over the third quarter of 2007; and

•	increased adjusted unlevered free cash flow, as defined by us below, by 57.5% over the third quarter of 2007 to $14.1 million.

We previously announced in October 2008 that we will be undertaking a $20 million dollar network upgrade initiative that began in the 2008 quarter and that we expect will be completed in 2009. The upgrade will involve the deployment of additional Infinera optical networking systems (DTN) in key markets across North Carolina, South Carolina, Florida, Alabama and Georgia to enable high capacity dense wavelength division multiplexing (DWDM) services with speeds up to 10Gbps. Synchronous optical network (SONET) equipment also will be added to deliver service capabilities ranging from digital signal level 3 (DS-3) to optical capacity loops level 48 (OC-48). In addition, we will build out a number of metropolitan markets, bringing on-net services closer to our customer base. We expect that customers across all segments of our business will benefit from the increased service availability and greater on-net reach. Our wholesale division serves carrier customers with high bandwidth point-to-point services. In addition, our enterprise and retail divisions provide a full portfolio of services to large enterprises, small to medium-sized businesses, and government entities.

The three and nine-month periods ended September 30, 2008 were characterized by adverse economic conditions in some of our markets and products. If these conditions persist in future fiscal periods, we expect that we may continue to experience a variety of adverse effects on our operations, including a decline in demand for services, increased pressure in the pricing of services for potential customers and for existing customers considering contract renewals, and the migration of some cost-sensitive customers to other carriers.

The following table presents information about our business as of the dates indicated.

	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Branch offices	45	45	45	45	45
Colocations (1)	268	268	267	267	267
Voice switches, Nortel DMS500 and Lucent 5E	21	21	21	22	22
Number of employees (2)	1,615	1,700	1,724	1,800	1,813

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods or as of the dates indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Integrated communications services revenues	$103,398	$104,357	$103,469	$100,449	$101,225

Wholesale services revenues:
Broadband transport	13,046	13,186	13,451	13,287	13,613
Local interconnection	1,193	1,210	1,235	1,279	1,434

	Three Months Ended
	September 30, 2008	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
Directory assistance and operator services	1,146	1,141	1,140	1,344	1,402
Other	1,117	888	813	982	906

Total wholesale services revenues	16,502	16,425	16,639	16,892	17,355

Equipment sales and related services revenues	4,817	4,766	4,675	4,639	6,182

Total operating revenues	$124,717	$125,548	$124,783	$121,980	$124,762

Increase (decrease) in total operating revenues (from previous quarter)	(0.7)%	0.6%	2.3%	(2.2)%	1.0%
At period end:
Retail business voice lines in service(1)
UNE-T and UNE lines(2)	368,724	362,174	349,537	339,534	327,915
Resale and UNE-P lines(3)	66,300	70,167	74,362	78,976	83,697

Total retail business voice lines in service	435,024	432,341	423,899	418,510	411,612

Wholesale lines in service (4)	38,203	40,595	40,825	40,319	42,596

Total business lines in service (5)	473,227	472,936	464,724	458,829	454,208

(1)	Lines in service includes only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.
(2)	Facilities-based service offering in which we provide local transport through our owned and operated switching facilities.
(3)	Resale service offerings in which we provide local and mobile services.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Operating Revenues. Total operating revenues decreased ($45,000), or (0.04%), to $124.7 million for the three months ended September 30, 2008, which we refer to as the “2008 quarter,” from $124.8 million for the three months ended September 30, 2007, which we refer to as the “2007 quarter.” Total operating revenues increased $4.8 million, or 1.3%, to $375 million for the nine months ended September 30, 2008, which we refer to as the “2008 nine-month period,” from $370.2 million for the nine months ended September 30, 2007, which we refer to as the “2007 nine-month period.”

Operating revenues from our integrated communications services increased $2.2 million, or 2.2%, to $103.4 million for the 2008 quarter from $101.2 million for the 2007 quarter. Integrated communications services revenues for the 2008 nine-month period increased $12.5 million, or 4.2%, to $311.2 million from $298.7 million for the 2007 nine-month period. The increases for the 2008 quarter and 2008 nine-month period resulted primarily from increases in local and data service revenues of $4.4 million for the 2008 quarter and $17.4 million for the 2008 nine-month period, which were offset in part by decreases in carrier access and long distance revenues of $2.2 million for the 2008 quarter and $4.8 million for the 2008 nine-month period. Long distance and carrier access revenues decreased to approximately 14.0% of our total operating revenues for the 2008 quarter from approximately 16.0% of our total operating revenues for the 2007 quarter and to approximately 14.5% of our total operating revenues for the 2008 nine-month period from approximately 16.0% of our total operating revenues for the 2007 nine-month period. We have experienced modest pricing pressure in our integrated service offerings during 2008.

We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and Unbundled Network Element-Platform, or “UNE-P,” services. As a result, we experienced an increase of approximately 40,800 facilities-based local lines and a decrease of approximately 17,400 in resale and UNE-P lines from the end of the 2007 quarter to the end of the 2008 quarter, for a net increase in total lines of 5.7%, or 23,400 total lines. During the 2008 quarter, we achieved a net increase in billable local lines of approximately 2,700 lines through our addition of approximately 6,600 facilities-based local lines, net of approximately 3,900 resale and UNE-P lines that were disconnected or converted to facilities-based lines. At September 30, 2008, approximately 85% of our retail business lines were provided on our own network compared to 80% at September 30, 2007. Our rate of growth in net lines added decreased to 0.6% for the 2008 quarter from 2.0% for the second quarter of 2008 as the result of a decline in the number of new lines sold to new and existing customers.

Operating revenues generated by sales of wholesale services for the 2008 quarter decreased by $853,000, or 4.9%, to $16.5 million from $17.4 million for the 2007 quarter and declined 7.6%, or $4.1 million, to $49.6 million for the 2008 nine-month period from $53.7 million for the 2007 nine-month period. Local interconnection revenues declined $240,000 for the 2008 quarter and $1.3 million for the 2008 nine-month period as a result of the continued contraction of the dial-up Internet business. Revenues from broadband transport services decreased $567,000 for the 2008 quarter and $1.9 million for the 2008 nine-month period from the 2007 periods primarily as the result of competitive market pressures. Directory assistance and operator services revenues decreased $256,000 for the 2008 quarter and $790,000 for the 2008 nine-month period from the prior corresponding periods due to the conversion of some customers from live operator services to automated services, which generate less revenues than live operator services. Total wholesale services revenues increased $77,000, or 0.5%, for the 2008 quarter over the second quarter of 2008.

Operating revenues from equipment sales and related services decreased $1.4 million, or 22.6%, to $4.8 million for the 2008 quarter from $6.2 million for the 2007 quarter, and decreased $3.5 million, or 19.7%, from $17.8 million for the 2007 nine-month period to $14.3 million for the 2008 nine-month period. The decreases in the 2008 periods resulted from reduced demand for telephone systems. Operating revenues from equipment sales and related services increased $51,000, or 1.1%, for the 2008 quarter over the second quarter of 2008.

Cost of Services and Equipment. Total cost of services and equipment of $58.2 million, which represented 46.7% of total operating revenues for the 2008 quarter, decreased $592,000 from total cost of services of $58.8 million for the 2007 quarter, which represented 47.2% of total operating revenues. Total cost of services and equipment of $174.1 million, or 46.4% of total operating revenues, for the 2008 nine-month period represented a decrease of $1.5 million from total cost of services and equipment of $175.6 million, or 47.4% of total operating revenues, for the 2007 nine-month period. The decreases in total cost of services for the 2008 periods were attributable to a reduction in our network cost structure and a reduction in the cost of equipment sales resulting from decreased sales of equipment. The effects of these factors were partially offset by the increased cost of new facilities required to support services to existing and new customers for our integrated communications services and our wholesale services.

The reduction in our network cost structure was attributable to a reduction in the number of high-cost UNE-P and resale lines in both absolute numbers and as a percentage of total lines and to our ongoing initiatives to reduce the cost of services. These initiatives include capital investments in our intercity transport facilities, renegotiation of our contracts with other carriers, expansion of DS1 central office colocations and use of alternative local providers.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $44.9 million, or 36% of total operating revenues, for the 2008 quarter decreased $3.8 million from $48.7 million, or 39% of total operating revenues, for the 2007 quarter. Selling, operations and administration expense of $138 million, or 36.8% of total operating revenues, for the 2008 nine-month period decreased $3.8 million from $141.8 million, or 38.3% of total operating revenues, for the 2007 nine-month period. Decreased stock-based compensation expense represented $2.7 million and $2.9 million of the decrease in selling, operations and administration expense for the 2008 quarter and the 2008 nine-month period, respectively. Other compensation cost decreased $663,000 for the 2008 quarter and $1.5 million for the 2008 nine-month period. Other corporate overhead costs decreased by a total of $442,000 for the 2008 quarter from the 2007 quarter. In the 2008 nine-month period, other corporate overhead costs increased by a total of $591,000 due primarily to an increase in commissions paid to external sales channels and higher facilities costs.

The total number of our employees decreased to 1,615 at September 30, 2008 from 1,800 at December 31, 2007. Our investment in automating aspects of provisioning and other support functions has allowed us to take advantage of attrition in those functions, obviating the need to replace some personnel. When necessary, we supplement our work force by partnering with specialized vendors to provide some functions in the fulfillment of customer orders. We continue to maintain a strong sales presence in the branch offices located near our customers.

Depreciation and Amortization. Depreciation and amortization expense decreased $231,000 from $19.4 million for the 2007 quarter to $19.2 million for the 2008 quarter and increased $1.4 million from $55.1 million for the 2007 nine-month period to $56.5 million for the 2008 nine-month period. The increase in depreciation and amortization expense for the 2008 nine-month period over the 2007 nine-month period was primarily attributable to depreciation of capital assets we placed in service from January 1, 2006 through September 30, 2008.

Interest Expense. Interest expense decreased $3.5 million from $11.4 million for the 2007 quarter to $7.9 million for the 2008 quarter and decreased $18.2 million from $42.3 million for the 2007 nine-month period to $24.1 million for the 2008 nine-month period. The decrease was attributable to the refinancing and recapitalization transactions we completed on July 31, 2007, which resulted in reductions in our average balances of outstanding borrowings and in the weighted average interest rates that accrued on our outstanding borrowings. Our weighted average interest rates ranged from 15.6% at January 1, 2007 to 10% at September 30, 2007, and from 9.8% at January 1, 2008 to 9.5% at September 30, 2008. Our interest expense for the 2007 nine-month period included in-kind interest of $3.9 million, while we did not record any in-kind interest for the 2008 nine-month period. Interest expense resulting from amortization of debt discount and debt issuance costs decreased $503,000 from $1.1 million for the 2007 quarter to $610,000 for the 2008 quarter and decreased $3.5 million from $5.3 million for the 2007 nine-month period to $1.8 million for the 2008 nine-month period.

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

The following table sets forth, for the 2008 and 2007 periods, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(5,336)	$(135,523)	$(16,049)	$(165,384)
Add: non-EBITDA items included in net loss:
Depreciation and amortization	19,218	19,449	56,479	55,087
Interest income and expense, net	7,628	10,849	22,938	40,589
Stock-based compensation	553	3,268	1,791	4,699
Restructuring expenses	—	—	—	24
Non-cash loss on extinguishment of debt	—	105,269	—	105,269
Debt issue cost write-off	—	7,298	—	7,298
Prepayment penalties on debt	—	8,208	—	8,208
Equity commitment fees	—	1,620	—	1,620
Other (income) loss	68	41	(360)	18

Adjusted EBITDA	$22,131	$20,479	$64,799	$57,428

Adjusted EBITDA increased $1.6 million to $22.1 million for the 2008 quarter from $20.5 million for the 2007 quarter. The increase in adjusted EBITDA for the 2008 quarter resulted from a decrease in cost of services and equipment of $592,000 and a decrease in selling, operations and administration expense, excluding stock-based compensation, of $1.1 million. Adjusted EBITDA increased $7.4 million, or 12.9%, to $64.8 million for the 2008 nine-month period from $57.4 million for the 2007 nine-month period as a result of an increase of $4.9 million in total operating revenues, a reduction of $1.5 million in cost of services and equipment and a reduction of $974,000 in selling, operations and administration expense, excluding stock-based compensation.

Cash Flows. The following table sets forth, for the 2008 and 2007 periods, information about our cash flows as disclosed in our condensed consolidated statements of cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cash flows (used in) provided by:
Operating activities	$21,267	$(5,712)	$51,975	$9,423
Investing activities	(33,257)	(11,767)	(59,924)	(38,193)
Financing activities	4,417	22,817	3,117	19,555

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

The following table sets forth, for the 2008 and 2007 periods, a quantitative reconciliation of adjusted unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net cash provided by operating activities	$21,267	$(5,712)	$51,975	$9,423
Adjustments to reconcile adjusted unlevered free cash flow to net cash provided by operating activities
Elements included in net cash provided by (used in) operating activities not included in adjusted unlevered free cash flow:
Total changes in current operating assets and liabilities	(5,204)	8,212	(5,426)	10,181
Provision for bad debts	(950)	(1,015)	(2,855)	(2,748)
Interest expense excluding interest paid in kind and in common stock, and amortization of debt issuance costs and debt discount, net of interest income	7,018	9,401	21,105	30,979
Prepayment penalties paid in cash on debt extinguishment	—	7,973	—	7,973
Unused equity commitment fees	—	1,620	—	1,620

Adjusted EBITDA	22,131	20,479	64,799	57,428
Less:
Capital expenditures (including equipment purchased through capital leases)	(15,486)	(11,965)	(39,889)	(35,278)
Change in accounts payable–construction	7,481	457	4,956	(2,996)

Adjusted unlevered free cash flow	$14,126	$8,971	$29,866	$19,154

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2008 and 2007 nine-month periods, we funded our operating and capital requirements and other cash needs through cash from operations. Cash provided by operating activities was $52 million in the 2008 nine-month period and $9.4 million in the 2007 nine-month period. In the 2007 nine-month period, we used $9.6 million cash from operations to pay prepayment penalties and cost of unused equity commitment we incurred in connection with the refinancing and recapitalization transactions we completed in July 2007. Changes in working capital were $5.4 million in the 2008 nine-month period and $(10.2) million in the 2007 nine-month period. The increase in working capital in the 2008 nine-month period resulted primarily from an increase of $2.8 million in trade accounts payable, an increase of $2.3 million in accrued compensation and other current liabilities, a reduction of $1.1 million in accounts receivable, a reduction of $710,000 in inventory, and an increase of $138,000 in unearned revenue, the effects of which were offset in part by an increase of $1.6 million in prepaid expenses. The decrease in working capital in the 2007 nine-month period was attributable primarily to payment of accrued interest on extinguished debt, which resulted in a decrease of $9.4 million in accrued interest, a $5 million increase in accounts receivable, and a $2.1 million decrease in accounts payable. The effect of those factors was partially offset by an increase in accrued compensation and other current liabilities of $4.1 million and a reduction in inventory of $2.2 million.

Cash used in investing activities was $59.9 million in the 2008 nine-month period and $38.2 million in the 2007 nine-month period. Immediately prior to September 30, 2008, we had $25.4 million of cost investment in The Reserve Primary Fund, or “Primary Fund,” which is a registered money market fund that has announced it is liquidating. See note 1 to the condensed consolidated financial statements included elsewhere in this report for additional information concerning this investment. As of September 30, 2008, we recorded a loss totaling $389,000 on this investment and reclassified the remaining $25.0 million investment in the Primary Fund from cash and cash equivalents to short term investments. We have included this reclassification as a use of cash from investing activities. On October 31, 2008, we received a $12.9 million cash payment from the Primary Fund as a liquidating distribution. In the 2008 nine-month period, we used $34.9 million to fund capital expenditures and $998,000 to pay accrued restructuring costs related to prior years. In the 2007 nine-month period, we used $36.8 million to fund capital expenditures and $1 million to pay accrued restructuring costs related to prior years.

Cash provided by financing activities in the 2008 nine-month period totaled $3.1 million and included $5 million of proceeds from a drawdown under our revolving credit facility in September 2008 and $29.9 million of proceeds from our rights offering for common stock, net of issuance costs, that we completed on January 29, 2008. We applied the rights offering gross proceeds of $30.1 million to the redemption of a portion of our outstanding Series H convertible redeemable preferred stock. We also applied $1.7 million of cash used in financing activities in the 2008 nine-month period to the repayment of long-term debt and capital lease obligations. Cash provided by financing activities in the 2007 nine-month period of $19.6 million reflected proceeds of $60 million from the sale of common stock and sale of Series H preferred stock, net of issuance costs, and proceeds of $292.4 million from first lien and second lien credit facilities, net of issuance costs, we received on July 31, 2007 in our refinancing and recapitalization. We used $11 million of cash in financing activities to redeem 50% of our Series A convertible redeemable preferred stock and $321.2 million to repay substantially all of our outstanding long-term debt in our refinancing and recapitalization, in addition to approximately $476,000 that we had applied to capital lease payments earlier in 2007.

Indebtedness. At September 30, 2008, we had approximately $306.4 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 9.5%, including the effect of the cash flow hedge discussed below under “Quantitative and Qualitative Disclosures About Market Risk” and debt discount and excluding deferred financing costs.

Our first lien and second lien credit facility agreements require us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreements) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. Our first lien credit facility agreement also contains financial covenants specifying (as defined for purposes of the agreement), for each measurement period, the minimum ratio of our consolidated EBITDA to our consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA. As of September 30, 2008, we were in compliance with all of our financial covenants under each of the foregoing credit facilities.

Cash Requirements. At September 30, 2008, we had entered into agreements with vendors to purchase approximately $10.6 million of services and property, plant and equipment during 2008. Approximately $5.5 million of these commitments are related to our $20 million planned investment to upgrade our network. The remaining agreements with vendors for purchases totaling approximately $5.1 million related primarily to the maintenance and improvement of communications facilities and technology services, including $1.6 million for other capital expenditures.

We currently estimate that our aggregate capital requirements for 2008 will total approximately $60 million to $65 million, including approximately $14 million to $15 million of the $20 million planned investment to upgrade our network. During the nine months ended September 30, 2008, we had made $34.9 million of capital expenditures. The actual amount and timing of our capital requirements may differ materially from our expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities. We expect over the next year the aggregate amount of our total capital expenditures will range from $50 million to $60 million for capital expenditures that we will apply for network and facilities maintenance to enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues.

We believe that our cash on hand, the $3.5 million of borrowings we drew down under our revolving credit facility in October 2008 and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan or to complete acquisitions of other businesses. If conditions in the financial markets do not improve or continue to worsen, our ability to access the debt and equity markets may be severely restricted at a time when we would like, or need, to access these markets, which could have a negative effect on our flexibility to react to changing economic and business conditions. The disruptions in the financial markets have had and may continue to have an adverse effect on the market value of our common stock, which could make it more difficult or costly for us to raise capital through an offering of our equity securities. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing, which would be subject to limitations imposed by covenants contained in our credit facility agreements.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $308.3 million principal amount of our first lien and second lien credit facility debt as of September 30, 2008. All $308.3 million of such debt accrued interest at variable rates when we incurred such debt at July 31, 2007. On August 24, 2007, we entered into an interest rate swap agreement with a financial institution. We designated this instrument as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month London interbank offered rate, or “LIBOR,” designated in our credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of our variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009. As a result, we have reduced the market risk exposure to changing interest rates to $98.3 million of our outstanding borrowings as of September 30, 2008. A change of one percentage point in the interest rate applicable to this $98.3 million of variable-rate debt as of September 30, 2008 would result in a fluctuation of approximately $983,000 in our annual interest expense.

Item 4T.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

Our company is a party or otherwise subject to various legal proceedings. A description of these proceedings is set forth under the caption “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007 and updated as described in note 8 to our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008. For updated information about some of these proceedings, see note 8 to the condensed consolidated financial statements appearing under Item 1 of Part I of this report. This information, which appears in note 8 under the caption “Legal Proceedings,” is incorporated by reference into this Item 1 of Part II of this report and is made a part hereof.

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

We have described below some changes from the risks described in our Annual Report on Form 10-K based on developments that have occurred since we filed that report.

Adverse developments in the credit and capital markets and a general slowdown in business activity have had, and may continue to have, a negative impact on our business.

Adverse conditions in the debt and equity capital markets are increasingly affecting the global financial system. These conditions and other factors, coupled with a slowdown of business activity across a broad range of industries, have had, and may continue to have, a negative impact on our business and our financial condition.

As a result of the conditions in the financial markets, The Reserve Primary Fund, a registered money market fund, suspended redemptions on September 15, 2008 and subsequently announced that it is liquidating. Prior to September 30, 2008, we had invested approximately $25.4 million in this fund. Due to the uncertainty surrounding the ultimate liquidation of the fund, we have valued our $25.4 million investment in the fund at a fair value of $25.0 million at September 30, 2008. On October 31, 2008, we received $12.9 million as a liquidating distribution from the fund. After our receipt of the payment, we had an investment of $12.5 million in the fund that had not been redeemed or otherwise paid to us. Although we expect to receive payment of substantially all, if not all, of our remaining investment in the fund, we cannot predict when this will occur or the amount we will receive.

We may continue to face significant challenges if conditions in the financial markets do not improve or continue to worsen. A protracted recessionary environment could continue to affect adversely overall demand for our services, which would have a negative effect on our revenues. In addition, our ability to access the debt and equity markets may be severely restricted at a time when we would like, or need, to access such markets, which could have a negative effect on our flexibility to react to changing economic and business conditions. The disruptions in the financial markets have had, and may continue to have, an adverse effect on the market value of our common stock, which could make it more difficult or costly for us to raise capital through an offering of our equity securities.

Item 5.	Other Information

On November 12, 2008, our board of directors fixed May 12, 2009 as the date on which ITC^DeltaCom will hold its 2009 annual meeting of stockholders.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description
*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DeltaCom, Inc.
(Registrant)

Dated: November 14, 2008	By:	/s/ Richard E. Fish, Jr.
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