Form 10-K
period 2008-12-31
ITC DELTACOM INC
filed 2009-03-16
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2008, based upon the last reported sale price of the registrant’s common stock on the OTC Bulletin Board on that date, was approximately $85,000,000.

The number of shares of the registrant’s common stock outstanding on March 6, 2009 was 80,867,040.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2009 Annual Meeting of Stockholders	Part III

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “may,” “will,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “continue” and similar expressions as they relate to us or our management are intended to identify these forward-looking statements. All statements by us regarding our expected financial position, liquidity, revenues, cash flows and other operating results, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our results could be materially different from our expectations because of various risks, including the risks discussed in this report under “Business” and “Risk Factors.”

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

Overview

We are one of the largest facilities-based competitive providers of integrated communications services, principally to businesses, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We deliver a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance and conference calling, high-speed or broadband data communications, including Ethernet and Internet access connectivity, and mobile voice and data services. We often offer these services as bundled solutions, including our Simpli-BusinessSM complete office communications solution that conveniently packages our managed network services and communications devices for business customers. We also sell customer premise equipment to our business customers. We offer these services primarily over our owned network facilities and also use leased network facilities to extend our market coverage. In addition, we own, operate and manage an extensive fiber optic network with significant transmission capacity that we use for our own voice and data traffic and selectively sell to other communications providers on a wholesale basis.

As of December 31, 2008, our fiber optic network of 11,811 route miles was deployed from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

ITC^DeltaCom, Inc. is a holding company incorporated in Delaware that conducts its operations through wholly-owned subsidiaries. Our principal executive offices are located at 7037 Old Madison Pike, Huntsville, Alabama 35806, and our telephone number at that address is (256) 382-5900. We maintain a corporate Internet web site at www.deltacom.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file or furnish these reports with the SEC. The contents of our web site are not a part of this report. The SEC maintains an Internet web site at www.sec.gov that contains reports, proxy statements and other information regarding ITC^DeltaCom.

Developments in 2008

During 2008, we focused on improving our operating performance and enhancing our liquidity. As part of these ongoing initiatives, we:

•	increased cash flows provided by operating activities by $39.5 million, or 170.3%, to $62.7 million for 2008 from $23.2 million for 2007;

•

experienced a decrease in adjusted unlevered free cash flow, as defined by us, of $7.3 million, or 27.4%, to $19.3 million for 2008 from $26.6 million for 2007 resulting from increased capital expenditures invested in our network and other property and equipment;

•

invested $64.8 million in network and other property and equipment in 2008, representing an increase of $14.3 million from $50.5 million in 2007, which included an investment in the fourth quarter of 2008 of $15.4 million in our previously announced network upgrade to enhance service availability and reduce costs by expanding our on-net network capabilities;

•

continued the deployment of our Internet Protocol, or “IP,” based network and features to meet the on-going demand for a full suite of IP-enabled services and to create a more efficient and cost-effective use of existing transmission capacity;

•	increased our core business local, data and Internet revenues by $21.5 million, or 6.7%, over 2007;

•

increased the number of our core, facilities-based retail business lines in service (including UNE-T and other UNE lines) by approximately 30,000 net lines, representing growth of 8.8% over 2007, and increased those lines as a percentage of total retail business lines in service from 81% to 86%;

•	reduced our cost of services and equipment as a percentage of total operating revenues to 46.8% for 2008 from 47.2% for 2007 by eliminating excess costs from our network;

•

reduced our selling, operations and administration expense by $9 million, or 4.7%, to $183.1 million for 2008 from $192.1 million for 2007, which included a decrease of $6.9 million in non-cash stock-based compensation expense;

•	recorded a net loss of $22.9 million for 2008 compared to a net loss of $177 million for 2007; and

•	increased adjusted EBITDA, as defined by us, by $7 million, or 9.1%, to $84.1 million for 2008 from $77.1 million for 2007.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about these developments.

Our Business Strategy

Our primary objective is to be the leading provider of high-quality integrated communications services in each of our major service areas in the southeastern United States, principally by using our network facilities to offer local, long distance, Internet access and data services to small, medium-sized and large businesses, enterprises, governmental agencies and other communications providers. We deliver high-value bundled and individual services tailored to the needs of our customers and conveniently billed on a single invoice.

The key elements of our business strategy include:

•	deploying a locally based sales force and customer support resources to assist customers in selecting the bundle of services that will best meet their needs;

•	providing a complete office communications solution through our conveniently bundled package of network services and communications devices that we manage remotely for our customers;

•

providing a broad range of integrated communications services that do not depend on any particular access method in order to increase communications efficiencies for our customers by using their preferred method of interconnection technology, such as time division multiplexing, or “TDM,” Ethernet and IP;

•	emphasizing network reliability and customer service to high-margin end-user customers, including businesses and governmental agencies, while selectively targeting stable carrier customers;

•

taking advantage of our extensive deployment of voice and data switches, colocations and transmission equipment, as well as our long-haul fiber optic network facilities, to increase penetration in our current markets;

•	continuing to focus on improving our operational efficiency, enhancing our liquidity and strengthening our balance sheet; and

•	continuing to expand our on-net network capabilities to reduce costs by bringing our services closer to our customers.

Our business strategy for 2009 will continue our focus on a solutions-based consultative sales approach to achieve greater penetration in our existing markets. We will continue seeking to differentiate ourselves from our competitors and to capitalize on our existing support and service infrastructure by leveraging our comprehensive suite of products and developing other competitive product offerings. We also will continue current initiatives to develop and implement operating systems to improve customer service and our overall customer experience.

Services

We deliver integrated voice and data communications services to end-user business customers and other communications providers in the southeastern United States.

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

Integrated Communications Services. We offer integrated voice, data and equipment services to end-users, targeting retail and enterprise business customers. We refer to these services, which we describe in more detail below, as our “integrated communications” services. Revenues from these services represented approximately 83% of our total operating revenues for 2008.

Local Services. In addition to basic local dial tone service, we offer a wide range of local services, including premium local voice services, such as voicemail, universal messaging and directory assistance. We also offer all local CLASS (Custom Local Area Signaling Services) features, such as call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. We provide our local services primarily over digital T-1 transmission lines, which have 24 available channels. We also provide various protocol options, including primary rate interface, or “PRI,” lines, which have 24 channels, of which 23 are voice channels. In response to regulatory developments, we have de-emphasized our single-line local services offerings in all markets.

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

Private Line Services. We offer private line services that provide dedicated communications connections between two of our end-user customer’s locations to transmit voice, video or data in a variety of bandwidths.

Ethernet Private Line Services. We offer private line services that provide dedicated communications connections between two end-user customer locations using an Ethernet interface to transmit voice, video or data in a variety of bandwidths.

Internet Access. We offer dedicated Internet access via private line, Ethernet and frame relay connectivity at speeds ranging from DS-1, or 1.544 million bits per second, to 1Gbps, or 1 billion bits per second, that provides cost-efficient interconnection to a combination of multiple tier-one national Internet service providers.

ATM Services. We offer high-bandwidth, low-delay, connection-oriented switching and multiplexing techniques for data transfer, which are known as asynchronous transfer mode, or “ATM,” services. ATM allows for the efficient, simultaneous high-speed transfer of voice, data and video, meeting a variety of “Quality of Service” objectives.

MPLS IP-VPN Services. We offer MultiProtocol Label Switching, or “MPLS,” based IP-VPN services by equipping our core IP network with the ability to provide IP-VPN standard services. A VPN, or virtual private network, is a secure, outsourced network that links multiple customer locations by using computer software to create virtual circuits over the Internet solely for the customer’s use, instead of building a physical circuit to the customer. This service offering enables us to provide prioritized traffic based on customer-specific requirements with multi-tiered service levels, such as for voice, Internet and data.

Simpli-Business Services. We combine our voice and data network offerings discussed above with a range of communications devices and technology solutions that we maintain and generally manage remotely, providing a convenient single point of contact for our customer’s communications needs for a single monthly charge.

Simpli-MobileSM Services. We provide mobile voice and data services as a mobile virtual network operator, or “MVNO,” using the network of a nationwide wireless services provider that employs code division multiple-access, or “CDMA,” technology. Our mobile services provide nationwide mobile access to voice, e-mail, text and Internet connectivity. Our customers can select cell phones and personal digital assistants, or “PDAs,” from leading manufacturers and use our hosted e-mail exchange services to integrate office-based e-mail, calendar and contacts programs with the mobile devices. We offer the service only to customers who also purchase one of our other integrated communications services, providing a convenient single point of contact for our customer’s communications needs with a single monthly statement.

Wholesale Services. We offer wholesale communications services to other wireline and wireless communications service providers. We refer to these services as our “wholesale services.” Revenues from these services represented approximately 13% of our total operating revenues for 2008, and are generated from sales to a limited number of other communications companies, including incumbent local exchange carriers, competitive local exchange carriers, wireless service providers, cable companies, Internet service providers and other carriers.

Broadband Transport Services. Our broadband transport services include private line services, Ethernet private line services and wavelength services. These services allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network. Some of the customers own transmission facilities, such as fiber optic networks and telecommunications equipment, and use our broadband transport services as an extension of those facilities. Other customers do not own any facilities or equipment and resell our broadband services to their end-user business customers as their own branded services. We offer our broadband transport services in a wide range of speeds, also referred to as “bandwidth” or “capacity,” ranging from DS-1 to 10Gbps, or 9.953 billion bits per second. Our customers use some of our services for very high capacity, inter-city connectivity and specialized high-speed data networking. We connect our network to the facilities of our customers or their end-user customer either by local carrier or by a direct connection utilizing TDM or Ethernet interfaces. We typically bill our broadband transport services customers a fixed monthly rate that generally is based upon the capacity, term and length of the circuit we provide, regardless of the amount of provided capacity actually used by the customer.

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

Operator and Directory Assistance Services. We provide nationwide live and automated operator and directory assistance services to a number of other communications companies through our redundant call centers connected to our fiber optic network.

Dedicated Internet Access Services. We provide dedicated Internet access services that enable our wholesale customers to deliver access to the global Internet to their end-user consumer or business customers through our IP network and our direct connectivity to the IP networks of other Internet service providers. Our customers connect to our IP network over TDM or Ethernet interfaces at speeds ranging from DS-1 to 1Gbps. We typically bill customers of our dedicated Internet access services a fixed monthly rate that generally is based upon the capacity of the circuit we provide, regardless of the Internet destination or amount of capacity actually used by the customer.

Other Services. Our wholesale services also include a limited amount of switched voice termination services that we provide to other communications companies. These services primarily include wholesale reselling of our domestic long distance services.

Equipment Sales and Related Services. We sell, install and perform on-site maintenance of equipment, such as telephones and private branch exchanges, or “PBX.” We offer these services, which we refer to as our “equipment sales and related services,” in all of the markets in which we offer integrated communications services.

Revenues from these services represented approximately 4% of our total operating revenues for 2008 and are primarily generated from sales to our integrated communications services customers.

Facilities

Our switching facilities and related electronics and our fiber optic network enable us to offer our integrated communications services and our wholesale services at competitive prices tailored to the customer’s specific needs.

Switching Facilities. Our networking design, together with our interconnection agreements with the incumbent local telephone companies, such as AT&T Inc., has enabled us to be a facilities-based provider of local and long distance telephone services in all of our markets.

Our switches are the primary electronic components that connect customers to our network and transmit voice communications over our network. Our primary switching facilities for voice communications consist of two Nortel

Call Server 2000 IP switch sites, 11 Nortel DMS-500 switch sites and eight Lucent 5E switch sites. Our Nortel Call Server 2000 IP switches and DMS-500 switches are capable of handling both local and long distance voice and data traffic. Our Nortel DMS-500 switches are installed in the following locations:

•	Gulfport, Mississippi;

•	Montgomery, Birmingham and Anniston, Alabama;

•	Nashville, Tennessee;

•	Atlanta, Georgia;

•	Columbia, South Carolina;

•	Greensboro, North Carolina; and

•	Jacksonville, Ocala and West Palm Beach, Florida.

Our Nortel Call Server 2000 IP switches are installed in the following locations:

•	Birmingham, Alabama; and

•	Orlando, Florida.

Our Lucent 5E switches, which are capable of handling local voice and data traffic, are installed in the following locations:

•	Greenville, Charleston and Columbia, South Carolina; and

•	Charlotte, Greensboro, Raleigh, Greenville and Wilmington, North Carolina;

In addition to our switching platform, we also have colocated communications equipment within the central offices of incumbent local telephone companies in various markets in the southern United States. Colocation enables us to provide remote facilities-based local and long distance services in markets where we do not have switches, by using our switches in other locations as hosts. To provide these remote services, we use our fiber optic network and leased facilities to connect our remote equipment to our switches when it is economically and operationally advantageous for us to do so.

Fiber Optic Network. As of December 31, 2008, we owned 11,811 route miles of a fiber optic network that extended from New York to Florida and principally covered portions of our primary eight-state market. We have built or acquired our network through direct construction and long-term dark fiber leases or indefeasible rights-of-use agreements. We extend the geographic reach of our network and seek to reduce our dependence on incumbent local telephone companies in some markets through strategic relationships with regional public utilities pursuant to which we market, sell and use transmission capacity on networks that are owned and operated by the utilities. As of December 31, 2008, our network extended to over 200 points of presence. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller towns and communities. We intend to focus most of our future capital expenditures on investments that we believe will enable us to acquire additional customers and generate increased operating revenues.

We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, over a portion of our network. In addition, as of December 31, 2008, approximately 70% of our network traffic was protected by geographical diverse routing, a network design also called a “self healing ring,” which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable.

Our network backbone enables us to offer high-quality wavelength, Ethernet, synchronous optical network, or “SONET,” Internet access and virtual private networking services. The packet-switching portion of our network backbone is based upon Internet Protocol, which is a broadly deployed standards-based protocol that allows for the exchange of data between computer networks. The network infrastructure is built on our high speed Infinera-based wavelength division multiplexing, or “WDM,” platform and Cisco core routers.

Sales and Marketing

Integrated Communications Services and Equipment Sales and Related Services. We provide our integrated communications services and our equipment sales and related services through two primary sales channels, which consist of our direct sales force and our network of independent dealers and sales agents.

Direct Sales. We focus our sales efforts for our integrated communications services and our equipment sales and related services on businesses in the southeastern United States. As of December 31, 2008, we served our markets, primarily in our eight-state region, through 43 branch office locations.

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

Our sales personnel make direct calls to prospective business customers, conduct an analysis of each prospect’s usage history and forecasts, and their service needs and, based on consultations with the prospect, present a tailored service package intended to improve the prospect’s communications capabilities and costs. Sales personnel locate potential business customers principally through customer referrals, market research, telemarketing, and networking alliances, such as endorsement agreements with trade associations and local chambers of commerce. Our sales personnel work closely with our network engineers and information systems consultants to design new service products and applications. Technicians survey customer premises to assess power and space requirements and to coordinate delivery, installation and testing of equipment.

Our integrated communications services agreements generally provide for payment of a flat monthly fee billed in advance for local telephone, data and Internet services. The agreements are generally for terms of one, two or three years. We charge a fee for the early termination of contracts. The agreements for long distance services generally provide that the customer must use a minimum amount, measured by dollars or minutes of use, of switched long distance services per month for the term of the agreement. We also offer our switched long distance services bundled together with some of our other integrated communications services under agreements providing for a recurring fixed monthly fee, and a specified maximum number of long distance minutes of use. For example, our Simplici-TSM Plus service provides local, long distance and dynamically allocated Internet services over one digital T-1 transmission line for a fixed monthly fee that is invoiced on a single bill.

Independent Dealer and Agent Sales. We have an established network of independent dealers and agents to market our integrated communications services and equipment sales and related services. As of December 31, 2008, we had seven dealer managers located in our direct sales offices to manage our independent dealer and agent sales forces. The dealer managers are responsible for recruiting new dealers to market our services and supporting new sales made by the dealers. As with our direct sales force, our independent dealers and agents have access to our technical consultants and technicians for sales support, as well as to our dedicated dealer support team, which provides order management and issue resolution services to our dealers. This access enables our dealers and agents to be more effective in their sales efforts and ultimately to present a better bundle of services for the customer. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

Wholesale Services. We market our broadband transport and other wholesale services through a dedicated direct sales force. We generally enter into master service agreements with our broadband transport services customers that have terms ranging from one to five years. Our broadband transport customers purchase the capacity they require under the terms specified in the master agreements.

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the integrated communications services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, various “competitive carriers” like us, as well as larger integrated providers such as AT&T, Embarq Corporation and Verizon Communications Inc. The larger providers have substantially greater infrastructures, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than our company. These companies also operate more extensive transmission networks than we do. Companies such as Level 3 Communications, Inc., Global Crossing Limited and Qwest Communications International Inc. have constructed nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network.

A continuing trend toward consolidation, mergers, acquisitions and strategic alliances in the communications industry has strengthened our primary competitors. The 2006 mergers of AT&T with BellSouth Corporation and of Verizon with MCI, Inc. resulted in the combination of some of the largest carriers in the telecommunications industry and significantly enhanced the competitive resources of AT&T within the former BellSouth territory. During 2007 and 2008, substantial consolidation among competitive carriers continued, following the trend set by acquisitions in previous years. Significant mergers and acquisitions also have occurred within the wireless industry over the past few years. These transactions are likely to lead to a consolidation of market power within the wireless industry and could strengthen the major wireless carriers’ ability to compete against wireline services. We expect these trends to continue. We expect market power for U.S. telecommunications services to be further consolidated among the incumbent carriers and for business customer choice to be significantly reduced in many areas.

We face significant competition from competitive carriers that are similar to us, principally in terms of size, structure and market share. Some of these carriers already have established local operations in some of our current and target markets. Others are not as well situated as we are in the markets in which we offer service. Many competitive carriers are struggling financially, and we expect further consolidation of such carriers in the markets we serve. We cannot predict which of these carriers will be able to continue to compete effectively against us.

The convergence of local and long distance marketing has resulted in other carriers offering integrated communications services. For example, competitive carriers typically offer bundled local, long distance and Internet services to their customers. Cable companies also have entered the market for these services, primarily by using Voice over Internet Protocol, or “VoIP,” applications. In addition, cable companies and other providers are expected to increase their competitive position through the offering of wireless broadband and other services. Electric utilities are investigating the delivery of broadband services over power lines. We cannot predict whether or how quickly these new offerings will penetrate the markets we serve or the rate at which wireless services will substitute for wireline service in business markets. We also compete with numerous direct marketers, telemarketers and equipment vendors and installers with respect to portions of our business.

We compete in the provision of local services against the incumbent local telephone company in each of our markets, which is AT&T in a large majority of those markets. By offering bundled services in our markets, AT&T is able to offer substantially the same integrated local and long distance services that we offer. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with substantially all end-users. We are highly dependent on incumbent carriers for local network facilities and wholesale services required for us to provide our own local services. We will face increased competition to the extent that AT&T and other incumbent carriers compete in each other’s markets. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition. The acquisition of BellSouth by AT&T has enhanced the competitiveness of AT&T’s wireless business (formerly Cingular Wireless) both as a replacement for wireline service and as a component of bundled services provided by AT&T.

A recent trend toward deregulation, particularly in connection with incumbent carriers and service providers that use VoIP applications, could increase the level of competition we face in our markets and, in turn, adversely affect our operating results. AT&T and other incumbent carriers continue to seek deregulation for many of their services at both the federal and state levels. These efforts have been successful in some states and in connection with certain services at the federal level. To the extent these efforts continue to be successful, these companies will gain additional pricing flexibility, which could affect our ability to compete with them. The recent emergence of service providers that use VoIP applications also could present a competitive challenge. Because key aspects of the regulatory status of VoIP applications remain unsettled, providers of such applications may be able under some circumstances to avoid costly regulatory requirements, including the payment of access charges and other intercarrier compensation. This could impede our ability to compete with these providers on the basis of price.

Two of the largest incumbent carriers, AT&T and Verizon, have announced that they are continuing to invest substantial funds in upgrading their networks and deploying fiber-optic cable to accommodate the transmission of video content in real-time and other data-rich applications, such as interactive gaming. These carriers are using their investments to compete against cable companies in the provision of bundled voice, video and high-speed data services. Although we understand that this strategy is directed principally toward the provision of services to residential customers, any increase in the market power of these carriers in this segment could improve their ability to increase their efforts to attract the small and medium-sized business customers we serve. We cannot predict the extent to which additional investments by these carriers will affect our competitive position in the markets we serve.

The growing availability of wireless Internet access and the use of IP-enabled services for voice and data transmissions will continue to increase the number of services with which we must compete. For example, some municipal authorities are providing, or have enlisted third parties to provide, wireless Internet access, or “Wi-Fi,” service, throughout their jurisdictions. These Wi-Fi services, when combined with VoIP or other advanced applications, can enable users to communicate by phone, access the Internet or engage in other broadband activities, typically at a minimal flat-rate charge. We cannot predict the extent to which municipal Wi-Fi networks will succeed or replace services that today are provided by carriers such as our company. In addition, major national wireless carriers, including AT&T, Verizon Wireless, Sprint Nextel Corporation and Clearwire Corp., as well as regional carriers, have acquired additional wireless spectrum resources and announced plans to upgrade their networks or deploy new network facilities to provide high speed broadband wireless services using technologies referred to as fourth generation, or “4G,” technologies. Other entities are using unlicensed spectrum resources to provide broadband wireless services. Additional wireless spectrum may become available for the provision of broadband wireless services in the near future through additional spectrum auctions and other regulatory changes. We cannot predict the extent to which increased competition from broadband wireless services will affect our competitive position in the markets we serve.

Regulation

Overview. Our services are subject to federal, state and local regulation. Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission, or “FCC,” exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. State commissions also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network.

Federal Regulation. We are classified as a non-dominant carrier by the FCC and, as a result, the prices, terms and conditions of our interstate and international services are subject to relatively limited FCC regulation. Like all common carriers, we are subject to the general requirement that our charges, practices and classifications for communications services must be “just and reasonable,” and that we refrain from engaging in any “unjust or unreasonable discrimination” with respect to our charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international services, or of any entity controlling such a carrier, and before the assignment of any authorizations held by such a carrier. We possess the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

Local Competition. The Communications Act of 1934, as amended by the Telecommunications Act of 1996, preempts state and local laws to the extent that they prevent competition in the provision of any telecommunications service. The Communications Act imposes a variety of duties on local carriers, including competitive carriers such as us, to promote competition in the provision of local telephone services. These duties include requirements for local carriers to:

•	interconnect with other telecommunications carriers;

•	complete calls originated by customers of competing carriers on a reciprocal basis;

•	permit the resale of their services;

•	permit users to retain their telephone numbers when changing carriers; and

•	provide competing carriers access to poles, ducts, conduits and rights-of-way at regulated prices.

Incumbent carriers are subject to additional duties. These duties include obligations of incumbent carriers to:

•	offer interconnection at any feasible point in their networks on a non-discriminatory basis;

•	offer colocation of competitors’ equipment at their premises on a non-discriminatory basis;

•	make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, or “UNEs,” on non-discriminatory, cost-based terms; and

•	offer wholesale versions of their retail services for resale at discounted rates.

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

Over the past five years, decisions of federal courts and the FCC have narrowed significantly the scope of the facilities that incumbent telephone companies must make available as UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or “TELRIC,” standard. Incumbent carriers must offer access to their copper loops and subloops, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and colocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent companies are not required to offer as UNEs at TELRIC-based rates fiber loops, DS1 and DS3 transmission facilities in relatively large or competitive wire center areas, optical speed transmission facilities, or dark fiber. Further, incumbent companies no longer are required to provide local switching as a UNE, which means that we can no longer rely on the Unbundled Network Element-Platform, or “UNE-P,” to provide local services to customers at TELRIC-based rates. The FCC imposed conditions on AT&T when it acquired BellSouth obligating AT&T not to seek rate increases for the UNEs it continues to offer, or seek forbearance of any of its remaining UNE obligations, before June 29, 2010. The financial impact of those commitments on us is unclear. In some circumstances, AT&T and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated “commercial agreements,” at significantly higher rates.

Interconnection Agreements. Under the Communications Act, incumbent carriers are required to negotiate in good faith with competitive carriers such as us for interconnection, colocation, reciprocal compensation for local traffic, and access to UNEs. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to “adopt” in their entirety agreements reached between the incumbent carrier and another carrier. Merger conditions agreed to by AT&T when it acquired BellSouth permitted a competitive carrier to extend its current interconnection agreement with AT&T, or duplicate any existing interconnection agreement involving incumbent AT&T in a different state, subject to an exception for state-approved pricing.

We have operated under interconnection agreements with AT&T and its predecessor, BellSouth since at least 1999. Our retail operating companies, Deltacom, Inc. and Business Telecom, Inc., each maintain interconnection agreements with the incumbent in each state and for each service territory within which we offer local service. In November 2006, Deltacom entered into an interconnection agreement with AT&T in North Carolina which expires in May 2010. In conjunction with terms of the AT&T and BellSouth merger conditions, Deltacom entered into extensions of AT&T interconnection agreements for Alabama, Florida, Georgia, Louisiana, Mississippi and South Carolina that will expire in January 2011. We are currently evaluating the existing Tennessee interconnection agreement between Deltacom and AT&T, which automatically renews on a month-to-month basis, to determine whether to extend that agreement or complete the pending arbitration process and enter into a new agreement. Business Telecom has entered into extensions to January 2011 of its regional interconnection agreement for Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, North Carolina and Tennessee. We expect, but cannot assure, that each new AT&T interconnection agreement to which we are or will be a party will provide us with the ability to provide local service in the nine states in the former BellSouth territory on a reasonable commercial basis.

We opted into interconnection agreements with Embarq for Florida, North Carolina, South Carolina and Tennessee with initial terms that expire in March 2010 and for Virginia with an initial term that expires in October 2010. Once the initial term of each of these agreements expires, we will opt into or negotiate a new agreement with Embarq. We are unable to predict the outcome of any such negotiations. We may not be able to agree with Embarq on mutually acceptable terms. In addition, new agreements could result in less favorable rates, terms and conditions than our prior agreements.

Congress and the FCC also have considered in the past, and may consider in the future, proposals that would further deregulate aspects of facilities-based wireline and wireless broadband networks, whether provided by incumbent local carriers, cable companies or other entities. We may be at a significant competitive disadvantage if we are unable to meet the future demands of our customers for broadband local access on a timely basis at competitive rates.

Internet Protocol-Enabled Services. The FCC is considering clarifications and changes to the regulatory status of services and applications using IP, including VoIP offerings. The FCC has issued a series of rulings in connection with the regulatory treatment of interconnected VoIP service, but many of the rulings have been narrowly tailored and others have addressed only discrete issues. The FCC has held that state utility regulatory commissions may not impose pricing and entry regulations on “nomadic” interconnected VoIP services such as that offered by Vonage, concluding that Vonage’s VoIP application, and others like it, is an interstate service subject only to federal regulation. The FCC also has concluded that providers of interconnected VoIP service are subject to regulatory obligations such as local number portability and E-911 rules, the provision of network access to authorized law enforcement personnel, Customer Proprietary Network Information rules, and the payment of universal service fund assessments and other regulatory fees. Reviewing courts have affirmed these FCC decisions. The FCC has not yet clarified definitively whether and to what extent providers of interconnected VoIP service are required to pay access charges to local exchange carriers, and broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact on companies with which we compete or interconnect.

Intercarrier Compensation. The FCC regulates the interstate access rates charged by local carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which has the effect of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC has adopted rules that require competitive carriers to reduce gradually the levels of their tariffed access charges until those charges are no greater than those of the incumbent carriers with which they compete. Facilities-based carriers operating in a local market area must pay one another “reciprocal compensation” for terminating traffic over one another’s local networks. Reciprocal compensation rates are generally much lower than access charges. The FCC also has adopted rules changing the compensation mechanism for traffic exchanged between telecommunications carriers that is destined for dial-up Internet service providers and requiring rates equal to or below the relatively low reciprocal compensation rates. In March 2005, the FCC initiated a proceeding designed to examine and reform comprehensively all of these types of intercarrier compensation, including access charges, in the telecommunications market. Further FCC action in this area may reduce most access charges in the future or shift all forms of intercarrier compensation to flat rate pricing. We cannot predict at this time the result of this proceeding, the full impact of the FCC’s decisions in this area, or the effect these decisions will have on our business or industry.

Special Access. Special access is a service offered by incumbent local telephone companies that consists of dedicated transmission facilities or private lines used by wireline and wireless telecommunications carriers, Internet-based service providers, and large enterprise end-users. In 1999, the FCC adopted rules that enable incumbent carriers to obtain pricing flexibility for their interstate special access services in various metropolitan areas depending on the level of competition present in an area. We purchase interstate special access services from AT&T and other incumbent carriers in many metropolitan areas where pricing flexibility has been granted. Depending on the degree of pricing flexibility for which the incumbent carrier qualifies in particular areas, the incumbent carrier may be entitled to impose contracts with minimum revenue commitments and bundles of purportedly discounted and non-discounted services that, in effect, enable the carrier to charge substantially greater prices for special access services in those areas, while making it more difficult for competitive carriers to offer substitute services. In some cases, the FCC has granted petitions by AT&T and other incumbent carriers for forbearance from any regulation of some special access services. Although the FCC adopted conditions on AT&T’s merger with BellSouth that constrain AT&T’s ability to raise prices on its wholesale special access services for existing customers, require AT&T to reduce its prices for certain of these services under specified circumstances in some areas, and limit AT&T’s ability to impose minimum revenue commitments in special access contracts, these additional constraints will remain effective only until July 2010.

The FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from AT&T and other incumbent carriers in order to connect to our customers. We cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect our business. A significant increase in the price for special access could materially increase our cost of services. Additional pricing flexibility for special access service offered by

AT&T and other incumbent carriers could place us at a competitive disadvantage, both as a purchaser of access for our long distance and local services and as a vendor of access to other carriers or end-user customers.

Universal Service. The Communications Act and the FCC’s rules provide for a federal Universal Service Fund, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all providers of telecommunications, including us, a percentage of interstate revenues received from retail customers as their contribution to the Universal Service Fund. The FCC is currently considering changing the method by which such contributions are assessed to per-telephone number or per-line charges, or possibly adopt a different assessment methodology. The FCC also is considering changes to the fund distribution rules that could either reduce or increase the total size of the fund, and thereby affect the amount of assessments we must pay. Any changes in the rules may affect our revenues and our competitive position in relation to other service providers, but it is not possible at this time to predict the extent we would be affected by any such rule changes, if at all. Separately, various states maintain, or are in the process of implementing, their own universal service programs, and the rules governing these state programs are also subject to changes. The FCC and state regulatory commissions are continuing to make changes to their universal service rules and policies, and it is difficult to predict how those changes might affect the telecommunications industry or us.

Customer Proprietary Network Information and Privacy. The Communications Act and the FCC’s rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information, or “CPNI.” In April 2007, the FCC revised its CPNI rules to impose new restrictions on telecommunications carriers and providers of interconnected VoIP service. Additional measures to protect CPNI and consumer privacy are proposed from time to time, and both Congress and the FCC currently are considering such additional measures. These developments appear to be part of a broader trend to protect consumer information as it continues increasingly to be transmitted in electronic formats. We cannot predict whether additional requirements governing CPNI or other consumer data will be enacted, or whether such additional requirements will affect our ability to market or provide our services to current and future customers.

Network Management and Internet Neutrality. The FCC, the Administration and Congress have expressed interest in adopting so-called “net neutrality “ requirements on broadband Internet access providers, which address whether, and the extent to which, owners of network infrastructure should be permitted to engage in network management practices that prioritize data packets on their networks through commercial arrangements or based on other preferences. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. This FCC decision has been appealed, and other proceedings before the FCC present related issues. Moreover, it is not possible to determine what other broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. We cannot predict how any future legislative or regulatory decisions relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

Other Federal Regulation. In addition to the specific matters listed above, we are subject to a variety of other FCC filing, reporting, record-keeping and fee payment requirements. The FCC has the authority generally to condition, modify, cancel, terminate, revoke or decline to renew licenses and operating authority for failure to comply with federal laws and the FCC’s rules, regulations and policies. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations.

State Regulation. We are subject to various state laws and regulations. Most state public utility commissions require providers such as us to obtain authority from the commission before initiating service in the state. In most states we also are required to file tariffs or price lists setting forth the terms, conditions and prices for specified services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements.

We have authority to offer intrastate long distance services in all 50 U.S. states. We have obtained authority to provide long distance service in states outside of our current and target markets to enhance our ability to attract business customers that maintain offices, or have employees who travel, outside of our markets.

We provide local services in our region by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent carriers’ network elements and our own local switching facilities. As of December 31, 2008, we possessed authority to provide local telephone services in Arkansas, Alabama, Delaware, Florida, Georgia, Kansas, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and the District of Columbia.

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

States also regulate the intrastate carrier access services of incumbent carriers. We are required to pay access charges to incumbent carriers when they originate or terminate our intrastate long distance traffic. Our business could be harmed by high access charges, particularly to the extent that incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that they are able to offer their long distance affiliates better access pricing. Some states have ordered maximum rate caps for intrastate access charges of competitive carriers that could result in a decrease in access charge revenues and the inability of competitive carriers to recover fully the costs of providing these services. In one such action, which was effective in March 2008, Virginia capped the intrastate access charges of competitive carriers at the rates charged by the incumbent in whose territory the competitive carrier provides service.

States also may be developing intrastate universal service charges parallel to the interstate charges created by the FCC. In addition, state legislatures are considering, and in some cases enacting, new laws that remove some issues from state regulatory authority and, in general, apply less regulation and oversight to incumbent carriers. Our business could be harmed by these actions.

We will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. As the degree of intrastate competition increases, states are offering incumbent carriers increased pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing them to offer competitive services at prices lower than most or all of their competitors. AT&T has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition in addition to the local services historically offered by AT&T. We cannot predict the extent to which these developments may affect our business.

Many states require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority generally can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law or the rules, regulations and policies of state regulatory authorities. State regulators also may impose fines or other penalties for such violations. Public utility commissions or third parties may raise issues with regard to our compliance with applicable laws or regulations.

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

Employees

As of December 31, 2008, we had approximately 1,565 employees, of whom approximately 1,535 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Directors and Executive Officers

The table below shows information about our directors and executive officers as of March 1, 2009:

Name	Age	Position
Randall E. Curran	54	Chief Executive Officer and Director
Richard E. Fish, Jr.	43	Executive Vice President and Chief Financial Officer
J. Thomas Mullis	65	Senior Vice President-Legal and Regulatory, General Counsel and Secretary
Sara L. Plunkett	59	Senior Vice President-Finance
John Almeida, Jr.	38	Director
John J. Delucca	65	Director
Clyde A. Heintzelman	70	Director
Michael E. Leitner	41	Director
R. Gerald McCarley	69	Director
Thomas E. McInerney	67	Chairman of the Board of Directors
Sanjay Swani	42	Director
Philip M. Tseng	32	Director

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

John J. Delucca has served on the board of directors since October 2002. Mr. Delucca has served as Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, from 2003 until 2004. Mr. Delucca previously served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty Inc., a manufacturer and marketer of personal fragrances, from 1999 to February 2002 and as Senior Vice President and Treasurer of RJR Nabisco Inc., an international consumer products company, from 1993 to 1998. Mr. Delucca also has served, among other positions, as Managing Director and Chief Financial Officer of Hascoe Associates, President and Chief Financial

Officer of the Lexington Group, and Senior Vice President-Finance and Managing Director of The Trump Group. Mr. Delucca currently serves as a director, as chairman of the audit committee and as a member of the compensation committee of Endo Pharmaceuticals, Inc., as a director and as a member of the governance and nominating committee of Tier Technologies, Inc., and as a director of a private company.

Clyde A. Heintzelman has served on the board of directors since July 2005. Mr. Heintzelman served as the Chairman of the Board of Optelecom, Inc. from February 2000 to June 2003 and as its interim President and Chief Executive Officer from June 2001 to January 2002. From November 1999 to May 2001, he was President of Net2000 Communications, Inc. From December 1998 to November 1999, Mr. Heintzelman served as the President and Chief Executive Officer of SAVVIS, Inc. (formerly SAVVIS Communications Corporation), a networking and Internet solutions company. Mr. Heintzelman currently serves as a director and chairman of the audit committee of SAVVIS, Inc., as a director and a member of the audit committee of Telecommunication Systems, Inc. and as Chairman of the Board of DietBrown, a successor company to Citel, a company listed on the AIM market of the London Stock Exchange.

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

Sanjay Swani has served on the board directors since October 2003. Mr. Swani joined Welsh, Carson, Anderson & Stowe, a private equity firm, in 1999 and has been a General Partner of that firm since 2001. Mr. Swani is a Managing Member or General Partner of the sole general partners of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. From 1998 to 1999, Mr. Swani was a Principal at Fox Paine & Company, a San Francisco-based buyout firm. From 1994 to 1998, he served with Morgan Stanley & Co., a global financial services firm, in the mergers and acquisitions area. Mr. Swani is currently a director of various private companies, including Ozburn-Hessey Logistics, LLC, Mobile Storage Group, Inc., Global Knowledge Network, Inc. and Vision Logistics, LLC.

Philip M. Tseng has served on the board of directors since February 2007. Mr. Tseng is a Managing Director of Tennenbaum Capital Partners LLC, a private investment firm, where he has worked since July 2004.

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

Item 1A.	Risk Factors.

Our business and operations are subject to a number of risks and uncertainties, including the following:

Our ability to comply with the financial covenants in our credit agreements depends primarily on our ability to generate sufficient operating cash flow.

Our ability to comply with the financial covenants under the agreements governing our senior secured credit facilities will depend primarily on our success in generating sufficient operating cash flow. Under our credit agreements, we are subject to a maximum capital expenditures covenant, an interest coverage ratio covenant, a total leverage ratio covenant and a senior debt ratio covenant. Industry conditions and financial, business and other factors, including those we identify as risk factors in this report, will affect our ability to generate the cash flows we need to meet those financial tests and ratios. Our failure to meet the tests or ratios could result in a default and acceleration of repayment of the indebtedness under our credit facilities. If the maturity of our indebtedness were accelerated, we would not have sufficient funds to pay such indebtedness. In such event, our lenders would be entitled to proceed against the collateral securing the indebtedness, which includes substantially our entire assets, to the extent permitted by our credit agreements and applicable law.

Our substantial level of indebtedness could adversely affect our financial health and ability to compete.

As of December 31, 2008, we had $309.4 million of total long-term indebtedness, net of unamortized discount, including the current portion of such indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

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

We may incur indebtedness in addition to the term loan senior secured indebtedness we have incurred, and the $10 million of revolving credit indebtedness we may incur from time to time, under our credit facilities. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions.

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

The FCC’s decisions removing regulation of AT&T and other incumbent telephone companies, and possible further deregulation in the future, may restrict our ability to provide local services and may increase the costs we incur to provide these services.

We rely in significant part on purchasing wholesale services and leasing network facilities from AT&T and other incumbent local exchange carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers’ offerings, including removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, as well as the grant of broad pricing flexibility for special access service in many areas. If the incumbent carriers do not continue to cooperate by permitting us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local exchange service could increase. This can have a significant adverse impact on our operating results and cash flows. If the FCC, Congress, or state regulators were to adopt measures further reducing the local competition-related obligations of incumbent local exchange carriers or allowing those carriers to increase further the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows.

We are subject to a significant number of legal proceedings that could result in our payment of substantial monetary damages and could adversely affect our ability to provide services.

To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Since 2001, numerous third parties have initiated legal proceedings in a number of states challenging some of our licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company. Proceedings pending as of December 31, 2008 affected approximately 40 route miles of our network and, if resolved in a manner adverse to us, could affect additional portions of our network. We cannot predict whether additional portions of our network will become subject to similar legal proceedings in the future. If some of these or similar future challenges are successful, or if we are otherwise unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and to pay substantial monetary damages.

Our integrated communications services business is subject to significant competitive pressures that could restrict our ability to achieve or sustain operating profitability.

Our industry is highly competitive, and the level of competition, particularly with respect to pricing, is increasing. As a result of competitive pressures, we may not be able to achieve or sustain operating profitability, adequate market share or significant revenue growth in any of our markets. The prices we charge for our retail local, long distance and data services have declined significantly in recent years. AT&T and the other incumbent local telephone companies in our markets offer substantially the same services we offer, in some cases at lower prices. These companies have substantially greater infrastructures, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than we do. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can. These advantages may increase as a result of recent and future consolidations in our industry. We expect to continue to face significant pricing and product competition from AT&T and the other large, established telephone companies that currently are the dominant providers of telecommunications services in our markets. We also will continue to face significant competitive product and pricing pressures from other types of communications businesses, including cable companies providing broadband Internet access and other integrated services providers, and from other companies like us that attempt to compete in the local services market.

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

•

the acquisitions of BellSouth, our principal competitor and supplier of last-mile connectivity to our customers, by AT&T and of MCI by Verizon have increased substantially their respective market power in many of the markets we serve and in the market for business customers, and these acquisitions may accelerate consolidations among our other competitors;

•

cable companies, wireless carriers, and providers of alternative forms of communication that rely on VoIP or similar applications are increasingly attracting customers and are expected to expand their target customer base from primarily residential customers to the small and medium-sized businesses we serve; and

•

recent regulatory decisions have decreased regulatory oversight of incumbent local telephone companies, which may increase the benefits that these companies could experience from their long-standing customer relationships and their ability to subsidize local services with revenue from unrelated businesses.

The foregoing competitive pressures have contributed to significant customer attrition over the past three years. We expect that these pressures will continue to affect adversely our ability to maintain existing customers and win new customers.

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

To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities, pursuant to interconnection agreements between us and the incumbent carriers. As the original term of each of our interconnection agreements expires, it typically will be renewed on a month-to-month basis until it is replaced by a successor agreement. The regulatory conditions to the merger of AT&T and BellSouth that provided additional options for entering into new agreements will expire in 2010, and we may not be able to enter into new interconnection agreements with AT&T or other carriers on favorable terms or in a timely manner. Further, federal regulators have adopted substantial modifications to the requirements that obligate AT&T and other former monopoly local telephone companies to provide to us at cost-based rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be materially adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

We may not be able to retain the few large customers on which we depend for a significant percentage of our revenues.

We may not be able to retain our large customers, or we may be required to lower our prices significantly to retain them. Our ability to retain these customers may be adversely affected by pending or contemplated consolidations in our industry, adverse changes in our financial condition, increased competition, customer service issues and other events that may occur. The table below sets forth the approximate percentages of our total consolidated revenues generated in 2008, 2007 and 2006 by our five largest integrated communications services customers and our three largest wholesale services customers:

	Year Ended December 31,
	2008	2007	2006
Five largest integrated communications services customers	6.0%	4.6%	4.3%
Three largest wholesale services customers	4.5%	6.2%	6.9%

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

We are required to comply with telecommunications regulations implemented by federal, state and local governments. We are required to obtain authorizations from the FCC and state public utility commissions to offer some of our communications services, to file tariffs for many of our services and to comply with local license, franchise or permit requirements relating to installation and operation of our network. Many of these regulations continue to change. Any of the following events related to the manner in which our business is regulated could limit the types of services we provide or the terms on which we provide these services:

•	our failure to make proper payments for federal Universal Service Fund assessments, FCC regulatory fees or other amounts mandated by federal and state regulations;

•	our failure to maintain proper state tariffs and certifications;

•	our failure to comply with federal, state or local laws and regulations;

•	our failure to obtain and maintain required licenses, franchises and permits;

•	the imposition of burdensome license, franchise or permit requirements for us to operate in public rights-of-way; and

•	the occurrence of burdensome or adverse regulatory requirements or developments.

Regulation by government and taxing agencies may increase our costs of providing service or require changes in services, either of which could impair our financial performance.

Our operations are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Environmental Protection Agency, and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies. Action by these regulatory bodies could negatively affect our operations and our costs of doing business. For example, changes in policies or regulations mandating new environmental standards could increase our operating costs, such as utility costs at our switch sites, and changes in tax laws or the interpretation of existing tax laws by state and local authorities could increase income, sales, property or other tax costs.

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

We also depend on operations support systems and other carriers to order and receive network elements and wholesale services from the incumbent carriers. These systems are necessary for carriers like us to provide local service to customers on a timely and competitive basis. FCC rules, together with rules adopted by state public utility commissions, may not be implemented in a manner that will permit us to order, receive, provision and maintain network elements and other facilities in the manner necessary for us to provide many of our services. Existing and future federal and state laws and regulations also may affect the manner in which we are required to protect confidential customer data and other information, which could increase the cost of our operations and our potential liability if the security of our confidential customer data is breached.

We may be subject to damaging and disruptive intellectual property litigation.

We may be subject to future claims that we have infringed patents or other intellectual property rights of third parties. We may be unaware of filed patent applications and of issued patents that could relate to our products and services. Some of the largest communications providers, such as AT&T, Sprint Nextel and Verizon, have substantial patent holdings. These providers have successfully asserted their claims against some communications companies, and have filed pending lawsuits against various competitive carriers. Parties successfully making claims of infringement against us may be able to obtain injunctive or other equitable relief that could prevent or impede delivery of some of our services. If an infringement claim were successfully asserted or settled by us, we could have to pay significant damages or obtain one or more licenses from third parties, which could require us to pay substantial royalties and licensing fees. Further, the defense of any claims could be time-consuming and expensive, regardless of the merits of such claims.

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

The controlling affiliates of the investment funds that constitute Welsh, Carson, Anderson & Stowe, a private equity firm, have reported in SEC filings that such affiliates and the funds, as a group, beneficially owned common stock representing approximately 50.4% of the voting power of our common stock outstanding as of the date of this report. Based upon their existing common stock ownership, the members of this group currently have the right to control the outcome of actions involving our company or its assets that require stockholder approval. In addition, three of our nine directors are members of, or affiliated with members of, this group.

The Welsh, Carson, Anderson & Stowe group may have interests with respect to our company that differ from those of our other stockholders as a result of significant investments by the group in other communications companies.

A change of control of our company may require regulatory approvals and affect our rights under existing contracts.

The voting power of the Welsh, Carson, Anderson & Stowe group may decline to below 50% of the voting power of our outstanding common stock as a result of sales of shares of our common stock by us or by the group, or our issuance of shares pursuant to employee plan equity-based awards. In such an event, we may have to obtain regulatory approvals in connection with a deemed change of control of our company. In addition, such an event may trigger the exercise of specified rights by parties with which we have agreements.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise funds through a public offering of our equity securities. We and some of our securityholders are parties to registration rights agreements under which those securityholders are entitled, subject to some limitations and qualifications, to shelf, demand and piggy-back registration rights with respect to the our common stock owned by such securityholders from time to time. As of the date of this report, up to approximately 55,300,000 outstanding shares of our common stock, which constitute up to approximately 67% of our outstanding shares of common stock, may be entitled to these registration rights.

Our investment portfolio is subject to market risks that may adversely affect our financial condition.

Through December 31, 2008, we have recorded $753,000 in losses on our investment in the Primary Fund of The Reserve Fund, a money market fund registered with the SEC. Further declines in the market values of our cash, cash equivalents and short-term investments could have an adverse impact on our financial condition and operating results. Historically, we have invested our cash balances primarily in AAAm- and Aaa-rated money market funds. Investments in these funds are subject to general credit, liquidity, market and interest rate risks, which may be directly or indirectly affected by the sub-prime mortgage defaults and other developments that have adversely affected the financial markets and the credit quality and liquidity of such investments. If any issuer defaults on its obligations or its credit ratings are negatively affected by liquidity problems, losses or other factors, the value of our cash equivalents and short-term investments could decline.

If we fail to maintain proper and effective internal control over financial reporting or fail to implement any required changes, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and adversely affect our ability to operate our business.

We are required to provide annual management assessments of the effectiveness of our internal control over financial reporting and to provide reports by our independent registered public accounting firm addressing these assessments. Ensuring that we have adequate internal control over financial reporting so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Implementing any required changes to our internal controls may require modifications to our existing accounting systems or the engagement of additional accounting personnel. Any failure by us to maintain adequate internal controls, or our inability to produce accurate financial statements on a timely basis, could increase our operating costs and impair our ability to operate our business.

Item 1B.	Unresolved Staff Comments.

None.

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

The leases for these switch sites expire on various dates from 2009 to 2015.

We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized network operations and switch control center for our network and as an operator services center.

We operate branch offices through which we conduct our sales and marketing efforts in the following markets:

•	Anniston, Birmingham, Dothan, Florence, Huntsville, Mobile and Montgomery, Alabama;

•	Daytona Beach, Ft. Lauderdale, Jacksonville, Miami, Ocala, Orlando, Pensacola, Tallahassee, Tampa and West Palm Beach, Florida;

•	Albany, Atlanta (four offices), Augusta, Columbus, Macon and Savannah, Georgia;

•	Baton Rouge and New Orleans, Louisiana;

•	Greenwood, Hattiesburg, Jackson and Tupelo, Mississippi;

•	Charlotte, Greensboro, Wilmington, Greenville and Raleigh, North Carolina;

•	Charleston, Columbia and Greenville, South Carolina; and

•	Chattanooga, Knoxville and Nashville, Tennessee.

The leases for our branch offices expire on various dates from 2009 through 2016.

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

Regulatory Proceedings

We are a party to numerous regulatory proceedings affecting the segments of the communications industry in which we operate, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by AT&T and other incumbent local telephone companies. We anticipate that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within our primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including us. If successful, these initiatives could make it more difficult for us to compete with these incumbent carriers. We may not succeed in our challenges to these or other similar actions that would prevent or deter us from successfully competing with the incumbent carriers.

Legal Proceedings

We are a party to litigation and other legal proceedings in the ordinary course of our business, including proceedings involving disputes with contractors or vendors. Management does not believe that there are any legal proceedings pending against us, other than the proceedings relating to rights-of-way described below, that, if determined in a manner adverse to us, could have a material adverse effect on our financial position or results of operations.

To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Since 2001, numerous third parties have initiated legal proceedings in a number of states challenging some of our licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Georgia Power Company, or “Georgia Power,” Gulf Power Company, or “Gulf Power,” and Mississippi Power Company, or “Mississippi Power.” The plaintiffs’ lawsuits claim that we may not use some or all of the fiber optic communications lines on the rights of way that cross the plaintiffs’ properties and that such actions exceed the easements or other property rights held by us or our co-defendants, Georgia Power, Gulf Power and Mississippi Power. The plaintiffs assert claims for, among other things, trespass and unjust enrichment and seek compensatory and punitive damages and injunctive relief. We believe that we have complied with applicable laws and that the plaintiffs’ claims are without merit. The lawsuits relating to the easement rights in Georgia were resolved in 2006 in favor of Georgia Power and us. To date, we, together with our co-defendants, Gulf Power and Mississippi Power, as applicable, have entered into agreements with plaintiffs in a substantial number of the actions pending against us to clarify the easement rights in Florida and Mississippi. These agreements have been approved by the Circuit Court of Gadsden County, Florida and the Circuit Courts of Harrison County and Jasper County, Mississippi (First Judicial Circuit), and dismissals of the related cases have occurred or are in progress. These agreements, and the payment of settlement amounts thereunder, did not have a material adverse effect on our financial position or results of operations. As of December 31, 2008, pending proceedings that had not been settled or otherwise resolved affected approximately 40 route miles of our network. If some of these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures and to pay substantial monetary damages.

In August 2001, we filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power, Mississippi Power, Gulf Power and related entities from which we have obtained by agreement use of rights-of-way for our fiber optic telecommunications networks. We seek a declaratory judgment that the defendants are legally required to use their best efforts to defend us against any claims that we do not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold us harmless against all such claims. We filed for summary judgment in December 2001, and the defendants subsequently filed a motion for summary judgment. The defendants also have filed a counterclaim requesting, among other relief, that we reimburse them for the cost of perfecting the applicable rights-of-way. In September 2004, the court issued an order denying our motion and the defendants’ motion for summary judgment and staying the proceeding pending a final determination of the property owner proceedings that form the basis for our claims. In January 2005, the Georgia Court of Appeals denied our appeal of this order on procedural grounds. The proceeding remains stayed pending developments in the various proceedings described above or previously resolved affecting the rights-of-way of Mississippi Power, Gulf Power and Georgia Power used by us. An adverse outcome on the counterclaim, or an adverse outcome against us in one or more of the rights-of-way lawsuits, individually or in the aggregate, could have a material adverse effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the vote of our security holders in the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Common Stock

The following table sets forth the high and low sale prices of the common stock for each quarter of 2008 and 2007. Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “ITCD.OB.”

2007	High	Low
First Quarter	$3.53	$2.00
Second Quarter	$7.09	$2.70
Third Quarter	$9.50	$5.50
Fourth Quarter	$7.35	$4.40

2008	High	Low
First Quarter	$5.00	$3.00
Second Quarter	$3.70	$2.90
Third Quarter	$3.20	$1.27
Fourth Quarter	$1.90	$0.20

On March 2, 2009, there were approximately 1,200 record holders of our common stock.

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

Stock Performance Graph

The graph and table set forth below show the cumulative total stockholder return on our common stock compared to the Standard & Poor’s 500 Stock Index and the Nasdaq Telecommunications Index, which is composed of stocks of publicly traded companies which are principally in the telecommunications business, for the five-year period beginning on December 31, 2003 and ending on December 31, 2008. The graph assumes $100 was invested at the close of business on December 31, 2003 in (1) the common stock, (2) the Standard & Poor’s 500 Stock Index and (3) the Nasdaq Telecommunications Index. Total stockholder return is measured by dividing total dividends, assuming dividend reinvestment, plus share price change for a period, by the share price at the beginning of the measurement period.

Company Index	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008
ITC^DeltaCom, Inc.	$100.00	$28.22	$6.93	$14.03	$27.50	$2.75
S&P 500 Stock Index	$100.00	$108.99	$112.26	$127.55	$132.06	$81.23
Nasdaq Telecom Index	$100.00	$108.00	$100.21	$128.03	$139.77	$79.69

The performance graph will not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6.	Selected Financial Data.

The following table sets forth ITC^DeltaCom’s selected consolidated financial data for the fiscal years and at the dates shown below. The selected operating statement data for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, and the selected balance sheet data at December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008 have been derived from the consolidated financial statements that have been audited by BDO Seidman, LLP, independent registered public accounting firm.

You should read the selected financial data below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Operating Statement Data:
Operating revenues:
Integrated communications services	$413,981	$399,135	$384,132	$414,969	$467,629
Wholesale services	65,798	70,590	81,785	85,232	96,449
Equipment sales and related services	18,084	22,423	21,723	20,200	19,549

Total operating revenues	497,863	492,148	487,640	520,401	583,627

Costs and expenses:
Cost of services and equipment, excluding depreciation and amortization	232,899	232,192	244,278	268,123	290,923
Selling, operations and administration expense	183,123	192,085	182,873	195,496	221,922
Depreciation and amortization	73,514	74,166	59,832	53,187	87,108
Restructuring and merger-related expenses	—	—	—	135	4,828
Asset impairment loss(a)	—	—	—	13,373	203,971

Total operating expenses	489,536	498,443	486,983	530,314	808,752

Operating income (loss)	8,327	(6,295)	657	(9,913)	(225,125)

Interest expense	(32,538)	(50,598)	(57,625)	(40,508)	(21,309)
Prepayment penalties on debt extinguished	—	(8,208)	—	—	—
Debt issuance cost write-off	—	(7,298)	—	(3,948)	—
Loss on extinguishment of debt	—	(105,269)	—	—	—
Cost of unused equity commitment	—	(1,620)	—	—	—
Interest and other income (expense), net	1,314	2,262	3,509	3,520	(794)

Total other expenses, net	(31,224)	(170,731)	(54,116)	(40,936)	(22,103)

Loss before income taxes	(22,897)	(177,026)	(53,459)	(50,849)	(247,228)
Income tax expense (benefit)	—	—	—	—	—

Net loss	(22,897)	(177,026)	(53,459)	(50,849)	(247,228)
Preferred stock dividends and accretion(b)	(7,073)	(39,306)	(7,445)	(6,957)	(9,345)
Charge due to preferred stock redemption and conversion	—	(44,250)	—	—	—

Net loss applicable to common stockholders	$(29,970)	$(260,582)	$(60,904)	$(57,806)	$(256,573)

Basic and diluted net loss per common share	$(0.38)	$(6.68)	$(3.25)	$(3.11)	$(14.72)

Basic and diluted weighted average common shares outstanding	79,892,779	39,001,228	18,751,067	18,598,549	17,426,546

Balance Sheet Data (at period end):
Cash and cash equivalents (unrestricted)	$56,683	$57,505	$67,643	$69,360	$16,599
Working capital (deficit)	33,902	42,179	24,009	44,806	(5,155)
Total assets	382,661	398,366	435,582	456,758	463,973
Long-term liabilities	307,880	306,535	338,512	322,272	292,445
Convertible redeemable preferred stock	—	34,351	74,170	68,473	61,633
Stockholders’ equity (deficit)	(12,401)	(23,924)	(91,039)	(31,654)	3,643

Other Financial Data:
Capital expenditures	64,776	49,046	46,880	28,325	49,509
Cash flows provided by operating activities	62,660	23,163	28,676	28,449	28,816
Cash flows used in investing activities	(69,517)	(50,745)	(46,913)	(6,423)	(60,856)
Cash flows (used in) provided by financing activities	6,035	17,444	16,520	30,735	(1,460)

(a)	In 2005, we recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $7.2 million and a write-off of indefinite life intangibles of $6.2 million. In 2004, we recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $199.9 million and a write-down of $4.0 million to its amortizable intangible customer base asset.
(b)	Represents the accretion of costs related to our 8% Series A convertible redeemable preferred stock, 8% Series B convertible redeemable preferred stock and 6% Series H convertible redeemable preferred stock, accretion of beneficial conversion feature discount related to the Series H preferred stock in 2007, and accrued dividends on preferred stock at an annual rate of 8% on the Series A preferred stock and Series B preferred stock and at an annual rate of 6% on the Series H preferred stock. All such dividends paid on the Series A and Series B preferred stock were paid in additional shares of such series of preferred stock valued at $100 per share solely for purposes of such dividends. All shares of the Series A, Series B and Series H preferred stock were either converted into common stock or redeemed for cash in connection with the recapitalization transactions we completed on July 31, 2007 and the rights offering of our common stock we completed on January 29, 2008. For a discussion of these transactions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

As of December 31, 2008, our fiber optic network of 11,811 route miles was deployed from New York to Florida and from Georgia to Texas and principally covered portions of our primary eight-state market.

During 2008, we focused on improving our operating performance and enhancing our liquidity. As part of these ongoing initiatives, we:

•	increased cash flows provided by operating activities by $39.5 million, or 170.3%, to $62.7 million for 2008 from $23.2 million for 2007;

•

experienced a decrease in adjusted unlevered free cash flow, as defined by us, of $7.3 million, or 27.4%, to $19.3 million for 2008 from $26.6 million for 2007 resulting from increased capital expenditures invested in our network and other property and equipment;

•

invested $64.8 million in network and other property and equipment in 2008, representing an increase of $14.3 million from $50.5 million in 2007, which included an investment in the fourth quarter of 2008 of $15.4 million in our previously announced network upgrade to enhance service availability and reduce costs by expanding our on-net network capabilities;

•

continued the deployment of our IP-based network and features to meet the on-going demand for a full suite of IP-enabled services and to create a more efficient and cost-effective use of existing transmission capacity;

•	increased our core business local, data and Internet revenues by $21.5 million, or 6.7%, over 2007;

•

increased the number of our core, facilities-based retail business lines in service (including UNE-T and other UNE lines) by approximately 30,000 net lines, representing growth of 8.8% over 2007, and increased those lines as a percentage of total retail business lines in service from 81% to 86%;

•	reduced our cost of services and equipment as a percentage of total operating revenues to 46.8% for 2008 from 47.2% for 2007 by eliminating excess costs from our network;

•

reduced our selling, operations and administration expense by $9 million, or 4.7%, to $183.1 million for 2008 from $192.1 million for 2007, which included a decrease of $6.9 million in non-cash stock-based compensation expense;

•	recorded a net loss of $22.9 million for 2008 compared to a net loss of $177 million for 2007; and

•	increased adjusted EBITDA, as defined by us, by $7 million, or 9.1%, to $84.1 million for 2008 from $77.1 million for 2007.

Operating Revenues. We currently derive operating revenues from our offering of integrated communications services, wholesale services and equipment sales and related services.

Integrated Communications Services. We deliver integrated voice and data communications services to end-users on a retail basis. We refer to these services, which are described in more detail in this report under

“Business—Services—Integrated Communications Services,” as our “integrated communications” services. Revenues from these services accounted for approximately 83% of our total operating revenues for 2008, which represented an increase from 81% of our total operating revenues for 2007. We derive most of our operating revenues from recurring monthly charges that are generated by these services. Over the past five years, we have generated an increasing percentage of our operating revenues from local services, primarily local services provided under our interconnection agreements with other local telephone companies, and from data and Internet services.

Long distance revenues, which are included in operating revenues from integrated communications services, accounted for approximately 11% of our total annual operating revenues in 2008, which represented a decrease from 12% of our total operating revenues for 2007. The decrease in long distance revenues resulted from a decrease in our billable minutes of use and a decrease in our average rate per billable minute in 2008. We continued to increase the total of our long distance minutes of use bundled within our local service product offering, which contributed to the decline in long distance revenues. We expect that these conditions will continue to have a negative impact on our long distance services and revenues in 2009.

We expect to continue expanding portions of our integrated communications services business. Although we have experienced success in obtaining increased market share in the markets where we provide these services, we generally do not expect that our integrated communications services will command a significant share of the market for communications services in the southeastern United States. We conduct strategic reviews of the profitability of all our service offerings and, as a result of these reviews, have increased our sales efforts in some offerings and decreased our sales efforts in others. In 2009, we will continue to focus on development of our more profitable markets and products.

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

Wholesale Services. We deliver wholesale communications services to other communications businesses. We refer to these services as our “wholesale services.” Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers, operator and directory assistance services, and limited amounts of switched termination services for other communications companies. Revenues from these services are generated from sales to a limited number of other communications companies and accounted for approximately 13% of our total operating revenues for 2008, which represented a decrease from 14% of our total operating revenues for 2007.

We provide our broadband transport services to other communications companies on a “take or pay” basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the “take or pay” or individual circuit contract has expired. We generally provide our broadband transport services under master lease agreements that have terms ranging from one year to three years. Our broadband transport customers then purchase the amount of capacity they require from time to time under the terms specified in the master agreements.

Broadband transport services also include commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force to service the utility-owned portions of the network that we use to service the owned portions of the network. Our commission revenues from these arrangements amounted to approximately $3.5 million for 2006, $2.9 million for 2007 and $2.5 million for 2008. See note 2 to our consolidated financial statements appearing elsewhere in this report for additional information regarding these commissions.

Broadband transport revenues were approximately $500,000 less in each quarter in 2008 than in comparable quarters in 2007 due to the transfer by other carriers of traffic from our network to unused portions of their networks as well as increased pricing pressures.

We provide local interconnection services throughout our primary eight-state market to Internet service providers that enable the customers of the Internet service providers to connect to their providers by dialing a local number. To acquire these services, our customers interconnect to our network either by colocating their communications equipment within one of our facilities or by purchasing our broadband transport services to connect their remote equipment with our equipment. To provide the local dial tone to their customers, our Internet service provider customers generally purchase primary rate interface, or “PRI,” circuits from us that are the functional equivalent of approximately 23 local telephone lines. In connection with our provision of the local dial tone, we generate revenues from sales of PRIs to the Internet service providers and from reciprocal compensation we receive from AT&T (following its acquisition of BellSouth) and other carriers that provide the local services to the customers of the Internet service providers. We generated total local interconnection revenues of $4.7 million for 2008, which represented a reduction from revenues of $6.3 million for 2007 because of fewer PRI circuits and lower reciprocal compensation revenues, as dial-up services by Internet service providers continue to be replaced with broadband applications.

We sell nationwide directory assistance services to other communications providers. These communications providers route directory assistance requests of their own customers to one or both of our operator services centers that are located on our regional fiber optic network. The communications providers typically purchase our broadband transport services to interconnect with our operator services centers. We also offer, on a nationwide basis, enhanced assistance services such as movie listings, stock quotes, weather information, horoscopes and yellow pages. Revenues from our operator and directory assistance services decreased $1.1 million, or 19.6%, in 2008 from 2007.

We derived $1.7 million in other wholesale revenues in 2008 from the sale of limited amounts of switched termination services for other communications companies. Because we are investing limited capital in this part of our wholesale business, we expect that our revenues from these services in 2009 will decline from 2008 levels.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premise equipment. We refer to these services as our “equipment sales and related services.” Revenues from these services represented approximately 4% of our total operating revenues for 2008 and 5% in 2007 and are primarily generated from sales to our integrated communications services customers. We believe the relationships we have developed with these customers through non-recurring sales and the infrastructure we have developed to support these sales have positioned us to expand our sales of recurring service offerings to customers.

No single customer represented over 3% of our total operating revenues in 2007 or 2006. In 2008, one retail customer represented 3.1% of our total operating revenues. Our five largest retail customers for 2008 combined represented 6% of our total operating revenue.

Operating Expenses. Our principal operating expenses consist of cost of services and equipment, selling, operations and administration expense, and depreciation and amortization.

Cost of Services and Equipment. We currently provide our integrated communications services by using our network facilities and by reselling the services of other telephone companies. Cost of services related to our integrated communications services consists primarily of access charges and local facility charges that we are required to pay to other telephone companies when we use a portion of their network or facilities in providing services to our customers, as well as charges that we are required to pay to other telephone companies when they originate, terminate or transport messages sent by our customers. The provision of local services over our network generally reduces the amounts we otherwise would be required to pay to other telephone companies to use their networks and facilities in order to provide local services. Beginning in the second quarter of 2005 and continuing through 2008, we undertook a variety of significant cost-saving initiatives, including renegotiation of our contracts with other carriers, implementation of new DS1 and DS0 central office colocations with BellSouth and its successor, AT&T, audits of invoices, and use of alternative local providers, market profitability analysis and least-cost routing of interexchange carrier calls. Our cost of services and equipment increased in 2008 in absolute terms but decreased as a percentage of total operating revenues due to our initiatives to groom our network facilities to eliminate excess costs and introduce new service offerings.

We will continue to pursue a number of initiatives in 2009 targeted at reducing our overall cost of services. We continue to assess the implications for our existing and future cost of services of FCC actions that significantly limit UNE-P and the availability of UNE elements as a provisioning alternative.

The cost of services related to our wholesale broadband transport services principally reflects costs attributable to the leasing of intercity fiber under long-term operating leases and the leasing of intracity capacity to meet customer requirements within each of our markets. These costs are generally fixed in the short to intermediate term. The cost of services related to our wholesale directory assistance services primarily reflect variable costs attributable to the cost of listing and enhanced data, which we purchase from a third party. The costs of broadband transport services and directory assistance services as a percentage of total operating revenues are low relative to the cost of providing integrated communications services.

Our cost of services also includes charges for labor and inventory sold related to our sale, installation and repair of telephone systems and related equipment.

Selling, Operations and Administration Expense. Selling, operations and administration expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration. Our selling, operations and administration expense decreased both in absolute terms and as a percentage of total operating revenues in 2008 primarily as a result of decreases in 2008 in non-cash stock-based compensation expense and in cash compensation expense.

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

We conducted an annual review of our long-lived assets, consisting of property and equipment and finite-lived intangible assets, in conjunction with our current business plans and operating trends in the third quarter and in the fourth quarter of 2008, in the third quarter of 2007 and the third quarter of 2006 for possible impairment of those assets. Based upon these reviews and our evaluation of our current and projected results of operating performance, we concluded that our long-lived assets associated with our two separate asset groups were not impaired as of December 31, 2008, December 31, 2007 and December 31, 2006. We will continue to assess our assets for impairment as events occur or as industry conditions warrant.

Depreciation and Amortization. Our depreciation and amortization expense was $73.5 million for 2008 and $74.2 million for 2007.

Adjusted EBITDA. Adjusted EBITDA, as defined by us, represents net income (loss) before interest income and expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss. Not all of these adjustments are applicable in every period. Adjusted EBITDA is not a financial measurement under accounting principles generally accepted in the United States, or “GAAP.” Our management uses adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue and cash flows from operations, to assess our historical and prospective operating performance. Management uses adjusted EBITDA to enhance its understanding of ITC^DeltaCom’s core operating performance, which represents management’s views concerning ITC^DeltaCom’s performance in the ordinary, ongoing and customary course of its operations.

Our management also uses adjusted EBITDA to evaluate ITC^DeltaCom’s core operating performance relative to that of its competitors. This financial measure permits a comparative assessment of ITC^DeltaCom’s operating performance relative to the company’s performance based on its GAAP results, while isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. Companies within the communications industry exhibit significant variations with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. In addition, increased merger and acquisition activity and financial restructurings have resulted in significant non-operating changes to earnings of communications companies that may not be reflective of their core operating performance. Management believes that adjusted EBITDA facilitates company-to-company comparisons within ITC^DeltaCom’s industry by eliminating some of the foregoing variations. ITC^DeltaCom’s adjusted EBITDA, however, may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure.

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

Our management recognizes that adjusted EBITDA has limitations as an analytical financial measure, including the following:

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

•

adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that we consider as not indicative of ITC^DeltaCom’s ongoing operations, including non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss; and

•

to the extent that ITC^DeltaCom changes its accounting of certain transactions or other items from period to period, ITC^DeltaCom’s adjusted EBITDA may not be directly comparable from period to period.

Our management compensates for these limitations by using adjusted EBITDA only as a supplemental measure of ITC^DeltaCom’s operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in adjusted EBITDA. As a result of the foregoing limitations, adjusted EBITDA should not be considered as an alternative to net income (loss), as calculated in accordance with GAAP, as a measure of operating performance, nor should it be considered as an alternative to cash flows, as calculated in accordance with GAAP, as a measure of liquidity.

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

	Year Ended December 31,
	2008	2007	2006
	(dollars in thousands)
Integrated communications services revenues	$413,981	$399,135	$384,132
Wholesale services revenues:
Broadband transport	52,666	54,862	59,281
Local interconnection	4,672	6,257	7,573
Directory assistance and operator services	4,520	5,562	9,856
Other	3,940	3,909	5,075

Total wholesale services revenues	65,798	70,590	81,785

Equipment sales and related services revenues	18,084	22,423	21,723

Total operating revenues	$497,863	$492,148	$487,640

At period end:
Retail business voice lines in service(1)
UNE-T and other UNE lines(2)	369,496	339,534	295,995
Resale and UNE-P lines(3)	62,629	78,976	98,847

Total retail voice lines in service	432,125	418,510	394,842
Wholesale lines in service(4)	26,151	40,319	47,702

Total business lines in service(5)	458,276	458,829	442,544

(1)	Lines in service includes only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.
(2)	Facilities-based service offering in which we provide local transport through our owned and operated switching facilities.
(3)	Resale service offerings in which we provide local and mobile services.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Results of Operations

2008 Compared to 2007

Operating Revenues. Total operating revenues increased $5.8 million from $492.1 million for 2007 to $497.9 million for 2008.

Operating revenues from our integrated communications services for 2008 increased $14.9 million, or 3.7%, to $414 million from $399.1 million for 2007. The increase in these operating revenues resulted from an increase of $18.6 million in local service and bundled revenues and an increase of $3 million in data revenues. The increases were partially offset by a decrease of $4.2 million in long distance services revenues and a decrease of $2.5 million in revenues generated by access billings to other carriers.

Long distance services revenues decreased to approximately 11% of our total operating revenues in 2008 from 12% of our total operating revenues in 2007. Total billable minutes decreased approximately 3.5% and our average rate per billable minute decreased approximately 3.9% in 2008 from 2007. Our long distance minutes of use bundled within our local service product offering increased approximately 18% in 2008 over 2007 and contributed to the decline in long distance services revenues. We also experienced increased competition from VoIP and wireless competitive offerings. We expect additional declines in our revenues from long distance services in 2009 primarily because we will continue to emphasize other service offerings that generate fixed monthly recurring service charges.

Our local services revenues from recurring monthly charges continued to increase as a percentage of total revenues derived from integrated communications services. Revenues from our bundled services offerings in 2008 increased to 67% of total integrated communications services revenues in 2008 from 64% in 2007. When we sell a bundled product with fixed monthly recurring charges that include long distance minutes and data services together with local services, we attribute all of the revenues from this product to local services. Our local services revenues in 2008 increased due to a net increase of 3.3% in billable lines at December 31, 2008 from December 31, 2007 as a result of sales to new customers.

We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and UNE-P services. As a result, we experienced an increase of approximately 30,000 facilities-based local lines and a decrease of approximately 16,400 resale and UNE-P lines from December 31, 2007 to December 31, 2008, for a net increase of 3.3%, or 13,600 total lines. At December 31, 2008, approximately 86% of our retail business lines were provided on the own network compared to 81% at December 31, 2007.

Operating revenues from our wholesale services for 2008 decreased $4.8 million, or 6.8%, to $65.8 million from $70.6 million for 2007. The decrease was primarily attributable to a decline in broadband transport services revenues of $2.2 million. Local interconnection lines installed decreased 35.1% from 40,319 at December 31, 2007 to 26,151 at December 31, 2008, resulting in a decrease of $1.6 million in local interconnection revenues primarily associated with our dial-up Internet access business. Revenues from our operator and directory assistance services decreased $1.1 million, or 19.6%, from $5.6 million in 2007 to $4.5 million in 2008.

Operating revenues from communication equipment sales and related services for 2008 decreased $4.3 million, or 19.2%, to $18.1 million from $22.4 million for 2007. The decrease resulted from reduced demand for telephone systems.

Cost of Services and Equipment. Total cost of services and equipment for 2008 totaled $232.9 million, or 46.8% of total operating revenues, which represented an increase of $707,000 from total cost of services and equipment of $232.2 million, or 47.2% of total operating revenues, for 2007. The modest change in cost in absolute dollars and as a percentage of revenue was attributable to an increase in the cost of providing integrated services to new and existing customers and in the cost of providing long distance services. The effect of these increases was partially offset by the successful implementation of ongoing cost-saving initiatives and a reduction in the cost of equipment sales. We continued to pursue a strategy for reducing the amount we pay other telephone companies to use their networks and facilities through renegotiation of our contracts, implementation of new DS1 and DS0 central office colocations with AT&T, audits of invoices, and use of alternative local providers, market profitability analysis and least-cost routing of interexchange carrier calls.

The cost of services and equipment associated with equipment sales and related services revenues decreased approximately $2 million from 2007 on declining revenues.

The cost of services and equipment associated with providing wholesale services in 2008 remained relatively constant on declining revenues. These network infrastructure costs are generally fixed in nature.

Selling, Operations and Administration Expense. Total selling, operations and administration expense decreased $9 million, or 4.7%, to $183.1 million, or 36.8% of total operating revenues, for 2008 from $192.1 million, or 39% of total operating revenues, for 2007. The decrease was primarily attributable to a decrease in non-cash stock-based compensation expense of $6.9 million, a decrease in cash compensation of $4.8 million and a decrease in data processing and other corporate overhead expenses of $994,000. These decreases were offset in part by increases of $1.5 million in facilities and maintenance costs, $1.3 million in commissions paid to independent sales agents, $444,000 in license expenses, $332,000 in bad debt expense and $261,000 in professional services fees.

Stock-based compensation expense in 2007 primarily reflected our recognition of $2.4 million of stock-based compensation expense as the result of our modification of the stock incentive awards we originally granted to three senior officers in March 2005, and from our recognition of $3.6 million of stock-based compensation expense as the result of a modification of those stock incentives. Our board of directors approved the modification in connection with the refinancing and recapitalization transactions we completed on July 31, 2007, which we refer to as the “2007 refinancing and recapitalization.” The modification provided for the vesting as of December 31, 2007 of the portion of the awards that previously were subject to vesting based on our future attainment of at least $90 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters. Because achievement of the performance objective was not expected to be satisfied at the modification date, we recognized stock-based compensation expense in an amount equal to the cumulative compensation cost related to the modified awards based on the $3.6 million fair value of the awards at that date. For additional information about modification of the awards, see note 9 to the consolidated financial statements appearing elsewhere in this report.

We experienced a reduction of approximately 230 employees in the total number of our employees from December 31, 2007 to December 31, 2008. The reductions were due primarily to voluntary attrition in full-time positions occurring over the year. We have automated various provisioning functions and operations formerly conducted by employees in some of those positions.

Depreciation and Amortization. Total depreciation and amortization expense decreased $700,000 to $73.5 million in 2008 from $74.2 million for 2007.

Interest Expense. Total interest expense decreased $18.1 million to $32.5 million for 2008 from $50.6 million for 2007. The decrease was attributable to reductions in our average balances of outstanding borrowings resulting from the 2007 refinancing and recapitalization, in which we reduced our total long-term debt from $373.1 million to $305.1 million and to reductions in the weighted average interest rates that accrued on our outstanding borrowings. At December 31, 2008, our overall weighted average annual interest rate (excluding deferred financing costs and including debt discount and the effect of the cash flow hedge of interest rates in effect from September 30, 2007 to December 31, 2008) was 8.7% compared to 9.8% at December 31, 2007 and 15.6% at December 31, 2006. Of our interest expense for 2008 and 2007, we paid no paid in-kind interest in 2008, compared to $3.9 million in 2007. In connection with the 2007 refinancing and recapitalization, we also exchanged common stock valued at $332,000 to pay interest in 2007. Interest expense resulting from the amortization of debt discount and debt issuance costs decreased $3.5 million from $5.9 million in 2007 to $2.4 million in 2008.

Interest Income. Total interest income from the temporary investment of available cash balances decreased $1.1 million to $1.2 million for 2008 from $2.3 million for 2007.

Adjusted EBITDA. Adjusted EBITDA, as defined by us, represents net income (loss) before interest income and expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss. Not all of these adjustments are applicable in every period. See “—Overview—Adjusted EBITDA” for a discussion of management’s reasons for including adjusted EBITDA data in this report and of the material limitations to the usefulness of this non-GAAP measure.

The following table sets forth, for 2008 and 2007, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Year Ended December 31,
	2008	2007
Net loss	$(22,897)	$(177,026)
Add: non-EBITDA items included in net loss:
Interest income and expense, net	31,305	48,305
Depreciation and amortization	73,514	74,166
Stock-based compensation	2,227	9,169
Non-cash loss on extinguishment of debt	—	105,269
Debt issue cost write-off	—	7,298
Prepayment penalties on debt	—	8,208
Equity commitment fees	—	1,620
Other (income) loss	(81)	72

Adjusted EBITDA	$84,068	$77,081

Adjusted EBITDA increased $7 million to $84.1 million for 2008 from $77.1 million for 2007. The increase in adjusted EBITDA for 2008 resulted from an increase of $5.8 million in total operating revenues and a decrease of $2 million in selling, operations and administration expense, excluding stock-based compensation, the effects of which were partially offset by an increase of $707,000 in cost of services and equipment.

Cash Flows. The following table sets forth, for 2008 and 2007, information about our cash flows as disclosed in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2008	2007
Cash flows (used in) provided by:
Operating activities	$62,660	$23,163
Investing activities	(69,517)	(50,745)
Financing activities	6,035	17,444

Adjusted Unlevered Free Cash Flow. Adjusted unlevered free cash flow is defined by us as adjusted EBITDA, as defined above, less capital expenditures (including equipment purchased through capital leases) and change in accounts payable-construction as disclosed in our consolidated statements of cash flows. See “— Overview—Adjusted Unlevered Free Cash Flow” for a discussion of management’s reasons for including adjusted unlevered free cash flow data in this report and of the material limitations to the usefulness of this non-GAAP measure.

The following table sets forth, for 2008 and 2007, a quantitative reconciliation of adjusted unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP (in thousands):

	Year Ended December 31,
	2008	2007
Net cash provided by operating activities	$62,660	$23,163
Adjustments to reconcile adjusted unlevered free cash flow to net cash provided by operating activities
Elements included in net cash provided by (used in) operating activities not included in adjusted unlevered free cash flow:
Total changes in current operating assets and liabilities	(3,401)	9,963
Provision for bad debts	(4,055)	(3,723)
Interest expense excluding interest paid in kind and in common stock, and amortization of debt issuance costs and debt discount, net of interest income	28,864	38,085
Prepayment penalties paid in cash on debt extinguishment	—	7,973
Unused equity commitment fees	—	1,620

Adjusted EBITDA	84,068	77,081
Less:
Capital expenditures	(61,952)	(47,888)
Change in accounts payable–construction	(2,824)	(1,158)
Equipment purchased through capital leases	—	(1,443)

Adjusted unlevered free cash flow	$19,292	$26,592

Adjusted unlevered free cash flow decreased $7.3 million to $19.3 million for 2008 from $26.6 million for 2007. An increase of $7 million in adjusted EBITDA for 2008 over 2007 was offset by an increase of $14.3 million in capital expenditures (including equipment purchased through capital leases) and change in accounts payable-construction for 2008. We used the increased capital expenditures in 2008 as part of a planned $20 million network upgrade initiative that we expect to complete in 2009.

2007 Compared to 2006

Operating Revenues. Total operating revenues increased $4.5 million from $487.6 million for 2006 to $492.1 million for 2007.

Operating revenues from our integrated communications services for 2007 increased $15 million, or 3.8%, to $399.1 million from $384.1 million for 2006. The increase in these operating revenues resulted from an increase of $22.9 million in local service and bundled revenues and an increase of $413,000 in data revenues. The increases were partially offset by a decrease of $6.7 million in long distance services revenues and a decrease of $1.6 million in revenues generated by access billings to other carriers.

Long distance services revenues decreased to approximately 12% of our total operating revenues in 2007 from 13% of our total operating revenues in 2006. Total billable minutes decreased approximately 0.6% and our average rate per billable minute decreased approximately 5.4% in 2007 compared to 2006. Our long distance minutes of use bundled within our local service product offering increased approximately 36% in 2007 compared to 2006 and contributed to the decline in long distance services revenues. We also experienced increased competition from VoIP and wireless competitive offerings. Our local services revenues from recurring monthly charges continued to increase as a percentage of total revenues derived from integrated communications services. Revenues from our bundled service offerings in 2007 increased to 64% of total integrated communications services revenues in 2007 from 61% in 2006. When we sell a bundled product with fixed monthly recurring charges that include long distance minutes and data services together with local services, we attribute all of the revenues from this product to local services. Our local services revenues in 2007 increased as a result of a net increase of 6% in billable lines at December 31, 2007 from December 31, 2006 as a result of sales to new customers. In 2007, we continued to experience downward pricing pressure on our local services revenues as we renewed contracts with existing customers and sold local services to new customers.

Operating revenues from our wholesale services for 2007 decreased $11.2 million, or 13.7%, to $70.6 million from $81.8 million for 2006. The decrease was primarily attributable to a decline in broadband transport services revenues of $4.4 million, which resulted from the transfer by other carriers of traffic from our network to unused portions of their networks beginning in the fourth quarter of 2006. In addition, commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us decreased $693,000 to $2.9 million in 2007 from $3.5 million in 2006. Local interconnection lines installed decreased 15.5% from 47,702 at December 31, 2006 to 40,319 at December 31, 2007, resulting in a decrease of $1.3 million in local interconnection revenues associated with our dial-up Internet access business. Revenues from our operator and directory assistance services decreased $4.3 million, or 43.6%, from $9.9 million in 2006 to $5.6 million in 2007 because of the loss of a significant customer in the fourth quarter of 2006.

Operating revenues from communication equipment sales and related services for 2007 increased $700,000, or 3.2%, to $22.4 million from $21.7 million for 2006. The increase was primarily attributable to an increase in the number of sales personnel experienced in marketing these services.

Cost of Services and Equipment. Total cost of services and equipment for 2007 totaled $232.2 million, or 47.2% of total operating revenues, which represented a decrease of $12.1 million from total cost of services and equipment of $244.3 million, or 50.1% of total operating revenues, for 2006. The decrease was attributable to a reduction of approximately $5 million in costs related to the decline in our long distance services revenues, as well as to a decrease of approximately $7 million in the cost of providing other integrated communications services, while operating revenues from these services increased. The reduction in cost of services and equipment both in absolute terms and as a percentage of total operating revenues reflected the successful implementation of our cost-saving initiatives, including initiatives to reduce the amount we pay other telephone companies to use their networks and facilities through renegotiation of our contracts, implementation of new DS1 and DS0 central office colocations with AT&T, audits of invoices, and use of alternative local providers, market profitability analysis and least-cost routing of interexchange carrier calls.

The cost of services and equipment associated with providing wholesale services in 2007 remained relatively constant on declining revenues. These costs are network infrastructure costs and are generally fixed in nature.

The cost of services and equipment associated with equipment sales and related services revenues remained constant from 2006 to 2007, even though our related revenues increased by approximately 3%. We benefited in 2007 from lower prices charged by our suppliers.

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

The increase in stock-based compensation expense primarily reflected our recognition of $2.4 million of stock-based compensation expense as the result of our modification of the stock incentive awards originally granted to three senior officers in March 2005, and from the recognition of $3.6 million stock-based compensation expense as the result of a modification of those stock incentives. Our board of directors approved the modification in connection with the 2007 refinancing and recapitalization. The modification provided for the vesting as of December 31, 2007 of the portion of the awards that previously were subject to vesting based on our future attainment of at least $90 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters. Because achievement of the performance objective was not expected to be satisfied at the modification date, we recognized stock-based compensation expense in an amount equal to the cumulative compensation cost related to the modified awards based on the $3.6 million fair value of the awards at that date. For additional information about modification of the awards, see note 9 to the consolidated financial statements appearing elsewhere in this report.

We experienced a reduction of approximately 175 employees in the total number of our employees from December 31, 2006 to December 31, 2007, of whom approximately 67 were associated with the loss of a significant customer in our operator services business. The other reductions were due primarily to voluntary attrition in full-time positions as a result of the labor markets in which we operate and our success in automating some of our provisioning and operations processes. Approximately 29 sales positions were included in the full-time positions vacated due to voluntary attrition.

Depreciation and Amortization. Total depreciation and amortization expense increased $14.4 million to $74.2 million for 2007 from $59.8 million for 2006 as a result of the capital expenditures we made in 2007 and 2006 primarily to acquire new customers.

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

Adjusted EBITDA. Adjusted EBITDA, as defined by us, represents net income (loss) before interest income and expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss. Not all of these adjustments are applicable in every period. See “— Overview—Adjusted EBITDA” for a discussion of management’s reasons for including adjusted EBITDA data in this report and of the material limitations to the usefulness of this non-GAAP measure.

The following table sets forth, for 2007 and 2006, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Year Ended December 31,
	2007	2006
Net loss	$(177,026)	$(53,459)
Add: non-EBITDA items included in net loss:
Interest income and expense, net	48,305	54,947
Depreciation and amortization	74,166	59,832
Stock-based compensation	9,169	2,568
Non-cash loss on extinguishment of debt	105,269	—
Debt issue cost write-off	7,298	—
Prepayment penalties on debt	8,208	—
Equity commitment fees	1,620	—
Other (income) loss	72	(668)

Adjusted EBITDA	$77,081	$63,220

Adjusted EBITDA increased $13.9 million to $77.1 million for 2007 from $63.2 million for 2006. The increase in adjusted EBITDA for 2007 resulted from an increase of $4.5 million in total operating revenues and a decrease in cost of services and equipment of $12.1 million, which were partially offset by an increase in selling, operations and administration expense, excluding stock-based compensation, of $2.6 million.

Cash Flows. The following table sets forth, for 2007 and 2006, information about our cash flows as disclosed in our consolidated statements of cash flows (in thousands):

	Year Ended December 31,
	2007	2006
Cash flows (used in) provided by:
Operating activities	$23,163	$28,676
Investing activities	(50,745)	(46,913)
Financing activities	17,444	16,520

Adjusted Unlevered Free Cash Flow. Adjusted unlevered free cash flow is defined by us as adjusted EBITDA, as defined above, less capital expenditures (including equipment purchased through capital leases) and change in accounts payable-construction as disclosed in our consolidated statements of cash flows. See “— Overview—Adjusted Unlevered Free Cash Flow” for a discussion of management’s reasons for including unlevered free cash flow data in this report and of the material limitations to the usefulness of this non-GAAP measure.

The following table sets forth, for 2007 and 2006, a quantitative reconciliation of adjusted unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP (in thousands):

	Year Ended December 31,
	2007	2006
Net cash provided by operating activities	$23,163	$28,676
Adjustments to reconcile adjusted unlevered free cash flow to net cash provided by operating activities
Elements included in net cash provided by (used in) operating activities not included in adjusted unlevered free cash flow:
Total changes in current operating assets and liabilities	9,963	(2,336)
Provision for bad debts	(3,723)	(3,519)
Interest expense excluding interest paid in kind and in common stock, and amortization of debt issuance costs and debt discount, net of interest income	38,085	40,399
Prepayment penalties paid in cash on debt extinguishment	7,973	—
Unused equity commitment fees	1,620	—

Adjusted EBITDA	77,081	63,220
Less:
Capital expenditures	(47,888)	(46,068)
Change in accounts payable—construction	(1,158)	(812)
Equipment purchased through capital leases	(1,443)	(95)

Adjusted unlevered free cash flow	$26,592	$16,245

Adjusted unlevered free cash flow increased $10.4 million to $26.6 million for 2007 from $16.2 million for 2006. An increase of $13.9 million in adjusted EBITDA for 2007 over 2006 was partially offset by an increase of $3.5 million in capital expenditures (including equipment purchased through capital leases) and change in accounts payable-construction for 2007.

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

The policies discussed below are not intended to constitute a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for us to judge their application. There are also areas in which our judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes appearing elsewhere in this report, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Revenue Recognition. We generate recurring or multi-year operating revenues, as well as non-recurring operating revenues. We recognize operating revenues as services are rendered to customers in accordance with SEC Staff Accounting Bulletin, or “SAB,” No. 104, “Revenue Recognition,” which requires that the following four basic criteria must be satisfied before revenues can be recognized:

•	there is persuasive evidence that an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the fee is fixed and determinable; and

•	collectibility is reasonably assured.

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

We generate nonrecurring revenues from the sale of telephone systems, other equipment, and services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. For example, we may provide for the sale of equipment and installation of that equipment or, alternatively, may sell these products separately without installation. We identify the sale and installation of equipment as separate elements in the earnings process, and if a separate element, such as installation, is essential to the functionality of another element, such as an equipment sale, we recognize revenue for a delivered element only when the remaining elements in the arrangement are delivered.

We recognize some revenues net as an agent versus gross as principal. We apply the guidance provided in Emerging Issues Task Force Issue 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” to classify and record such amounts. We recorded revenues net as an agent of $4.0 million during 2006, $3.1 million during 2007 and $2.6 million during 2008. See note 2 to our consolidated financial statements appearing elsewhere in this report for additional information regarding revenues we recognize net as an agent.

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record an additional allowance based on certain percentages of our aged receivables, which are determined based on our experience and assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a large number of customers with individually small amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any such customer or other matters affecting the collectibility of amounts due from such customers would not have a material effect on our results of operations in the period in which such changes or events occur. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

The following table identifies the amounts we had reserved as of the dates indicated:

	December 31,
	2008	2007	2006
Total reserves	$4,549,000	$4,757,000	$4,772,000

In addition to the reserves shown above, we maintain customer receivable reserves related to exposure for customer credits. These reserves are originally established as reductions to revenues and are accounted for in “Other current liabilities” in the audited consolidated balance sheets appearing elsewhere in this report. These reserves totaled $1.2 million as of December 31, 2006, $1.0 million as of December 31, 2007 and $1.0 million as of December 31, 2008. We also consider these reserves in our analysis of our required provision for bad debts.

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

Cost of Services. Cost of services includes direct expenses associated with providing services to our customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunications providers that provide us with access connections to our customers, to some components of our network facilities, and between our various facilities. In addition, we use other carriers to provide services where we do not have facilities. We use a number of different carriers to terminate our long distance calls outside the southern United States. These costs are expensed as incurred. Some of these expenses are billed in advance and some expenses are billed in arrears. Accordingly, we are required to accrue for expected expenses irrespective of whether these expenses have been billed. We use internal management information to support these required accruals. Experience indicates that the invoices that are received from other telecommunications providers are often subject to significant billing disputes. We typically accrue for all invoiced amounts unless there are contractual, tariff, or operational data that clearly indicate support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships. We maintain reserves for any anticipated exposure associated with these billing disputes. We believe our reserves are adequate. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time it historically has required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

Non-Cash Compensation. We adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006. SFAS No. 123R requires that compensation cost relating to share-based payment transactions be recognized in the financial statements based on the fair value of equity instruments issued. The effect of applying SFAS No. 123R on our financial position or results of operations for 2006 was insignificant. We use the Black-Scholes valuation model as the method for determining the fair value of our equity awards and use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. Since our adoption of SFAS No. 123R, we recognize compensation cost on a straight-line basis over the vesting periods of the awards. Although the recognition of the value of the instruments results in compensation in an entity’s financial statements, the expense differs from other compensation in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when the instruments are exercised or vest. The determination of the estimated fair value used to record the compensation associated with the equity instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

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

When we determine that we may not be able to recover the carrying value of intangibles, long-lived assets or goodwill based upon the existence of one or more of the foregoing indicia of impairment, we measure impairment based on an estimate of fair value. We may base these estimates on the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model, or on other methods. Net intangible assets, long-lived assets and goodwill amounted to $297.6 million as of December 31, 2006, $274.8 million as of December 31, 2007 and $260.2 million as of December 31, 2008.

We did not record charges for the impairment of long-lived assets or goodwill in 2008, 2007 or 2006.

Concentrations of Credit Risk, Significant Customers and Key Suppliers. Of our cash and cash equivalents as of December 31, 2008, approximately $6 million of cash and cash equivalents were deposited in operating cash funds primarily in one financial institution and approximately $50.7 million consisted of U.S. Treasury money market funds held in our accounts at two financial institutions. The operating cash funds are insured by the Federal Deposit Insurance Corporation.

On September 12, 2008, we had invested $25.4 million at cost in the Primary Fund of The Reserve Fund, an SEC-registered money market fund that is being liquidated. At September 30, 2008, we reclassified our investment from cash and cash equivalents to short-term investments. Through December 31, 2008, we received cash payments from the Primary Fund totaling $20 million and recorded losses on the investment totaling $753,000. After December 31, 2008, we received an additional cash payment of $1.7 million from the Primary Fund. On February 26, 2009, The Reserve Fund publicly announced that its board of trustees has determined to set aside $3.5 billion, or 8.28 cents per share, in a special reserve that will be used to satisfy anticipated costs and expenses of the Primary Fund, including legal and accounting fees, pending or threatened claims against the Primary Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Primary Fund’s assets, and that distributions will be made pro rata out of the Primary Fund’s assets up to 91.72 cents per share unless the board of trustees determines to increase the special reserve. Our pro rata share of the remainder of the announced per share distribution of 91.72 cents is $1.6 million. At December 31, 2008, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” we have classified the $4.6 million total remaining book value of our investment as (a) $3.3 million in short-term investments, consisting of available-for-sale securities that we redeemed for the $1.7 million payment received after December 31, 2008 and our $1.6 million remaining pro rata share of the announced per share distribution of 91.72 cents, and (b) $1.3 million held in the foregoing special reserve as long-term investments held for sale at December 31, 2008, as we are unable to predict the timing or amount of distributions, if any, which may be received from the special reserve.

As of February 26, 2009, the remaining total book value of our investment is $2.9 million. Although we believe that we have recognized all of our pro rata share of the Primary Fund losses known at this time, depending upon actions of The Reserve Fund with respect to the special reserve and upon market liquidity, it may be necessary for us to record additional losses in future periods up to the $2.9 million amount of our remaining investment in the Primary Fund. See note 4 to the consolidated financial statements appearing elsewhere in this report for a discussion regarding this investment.

Our accounts receivable subject us to credit risk, as collateral is generally not required. We conduct our business with a large base of customers and limit our risk of loss by billing most customers in advance for services and by terminating access on delinquent accounts. The large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of our consolidated operating revenues for any of the three years in the period ended December 31, 2008.

We lease colocation space and loops from the incumbent local exchange carriers that are major competitors. We are dependent upon the availability of this space owned by the incumbent carriers. We are exposed to risks associated with failing to obtain favorable renewal contract terms with these suppliers, which include rates that are subject to industry regulation, and to risk regarding the timeliness of supplier processing of our orders for customers.

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

Contingencies. We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes for these matters, as well as potential ranges of probable losses for some of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each individual situation based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Refinancing and Recapitalization Transactions. On July 31, 2007, we completed refinancing and recapitalization transactions in which we refinanced or retired substantially all of our outstanding funded debt primarily with the proceeds of new senior secured credit facilities, eliminated all series of our previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of our capital stock. Immediately after the completion of the transactions, our outstanding capital stock consisted of approximately 66,970,000 shares of common stock and 412,215 shares of a new issue of our Series H preferred stock convertible into a maximum of 13,063,095 shares of common stock. Upon the completion of the transactions, we had outstanding funded debt under new senior secured credit facilities in the aggregate principal amount of $305 million, a $10 million available but unutilized revolving credit facility and approximately $50 million in unrestricted cash. For additional information about the 2007 refinancing and recapitalization, see notes 7 and 9 to the consolidated financial statements appearing elsewhere in this report.

The effect of these transactions enhanced our liquidity and overall financial condition by reducing our annual borrowing costs by approximately $25 million, of which we realized reductions of approximately $12 million in cash interest costs and reductions of approximately $13 million in non-cash, payment-in-kind interest and amortization of debt issue costs, and eliminated approximately $7 million of annual in-kind dividends on our formerly outstanding preferred stock. The foregoing transactions resulted in a $25 million reduction of current liabilities, a $40 million reduction of long-term debt, a $75 million reduction of book value of preferred stock, a $5 million increase in deferred financing costs, and a $150 million increase in stockholders’ equity.

On January 29, 2008, pursuant to our agreement with the purchasers of the Series H preferred stock, we completed a rights offering for our common stock in which we received gross proceeds of approximately $30.1 million. On that date, a total of 300,842 shares of Series H preferred stock were redeemed with these proceeds, and the remaining 111,373 shares of Series H preferred stock were converted into common stock. For additional information about the rights offering, see note 9 to the consolidated financial statements appearing elsewhere in this report.

Sources and Uses of Cash. During 2008, we funded our operating and capital requirements and other cash needs from operations, cash on hand and $8.5 million of borrowings under our revolving credit facility. During

2007, we funded our operating and capital requirements and other cash needs from operations, cash on hand and the net proceeds from our sale on July 31, 2007 of $20.6 million of common stock, net of issuance costs and $39.3 million of Series H preferred stock, net of issuance costs. During 2006, we funded our operating and capital requirements and other cash needs through cash from operations, cash on hand and proceeds from our sale of $21 million principal amount of first lien, senior secured notes, net of issuance costs. Cash provided by operating activities was $62.7 million in 2008, $23.2 million in 2007 and $28.7 million in 2006. The increase in cash provided by operating activities in 2008 compared to 2007 was attributable to a $7.4 million increase in operating income excluding non-cash components of operating income, a $20.4 million decrease in interest paid in cash in 2008, a $3.3 million change in working capital excluding accrued interest, a $9.6 million decrease in prepayment penalties and cost of unused equity commitment, and a $1.1 million decrease in interest income. Of the decrease in interest paid in cash, a decrease of $10.6 million reflected reductions in our average balances of outstanding borrowings and weighted average interest rates accrued on those borrowings in 2008 and $9.8 million was attributable to payment of accrued interest on the extinguished debt and payment on December 31, 2007 of the accrued interest on our new first and second lien credit facilities. The decrease in cash provided by operating activities in 2007 from 2006 was attributable to the $9.6 million of prepayment penalties and cost of unused equity commitment we incurred in connection with our 2007 refinancing and recapitalization. Changes in working capital were $3.4 million in 2008, $(10.0) million in 2007 and $2.3 million in 2006.

•

The change in working capital in 2008 was primarily attributable to reductions in accounts receivable of $710,000, increases in accrued compensation and other accrued liabilities, accounts payable, accrued interest and unearned revenue totaling $3.3 million and increases in other current assets of $572,000.

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

Cash used for investing activities was $69.5 million in 2008, $50.7 million in 2007 and $46.9 million in 2006. We used the cash in these periods primarily to fund capital expenditures. Of cash used for investing activities, we used $1.3 million in 2008, $1.3 million in 2007 and $1.4 million in 2006 to fund costs related to our acquisitions of other businesses in prior years. We made capital expenditures of $64.8 million in 2008, $49.0 million in 2007 and $46.9 million in 2006. We used $408,000 in 2007 to increase restricted funds, and $461,000 was provided by restricted funds in 2008. In 2008, our redesignation of our Primary Fund cash equivalent to short-term investments used $25.4 million, from which we received payments of $20 million from the Primary Fund in 2008. We received proceeds from the sale of fixed and intangible assets of $1.3 million in 2008 and $1.6 million in 2006.

•

Of the $64.8 million of capital expenditures in 2008, we invested $42.4 million in our integrated communications services business and $22.4 million in our wholesale services business. We applied $50 million of the expenditures to expansion of our network and customer base, including $15.4 million as part of a planned $20 million network upgrade that we began in the third quarter of 2008 and that we expect to complete in 2009. The upgrade includes deployment of additional Infinera optical networking systems (DTN) in key markets to enable high capacity dense wavelength division multiplexing (DWDM) services, synchronous optical network (SONET) equipment and the build-out of a number of metropolitan markets, bringing on-net services closer to our customer base. We applied $5.5 million of the expenditures to network maintenance and $9.3 million to strategic initiatives.

•

Of the $49 million of capital expenditures in 2007, we invested $42 million in our integrated communications services business and $7 million in our wholesale services business. We applied $40.9 million of the expenditures to expansion of our network and customer base, $6.1 million to network maintenance and $2 million to strategic initiatives, which primarily involved investment in assets to facilitate migration of customers to our network to reduce our cost of services.

•

Of the $46.9 million of capital expenditures in 2006, we invested $42.4 million in our integrated communications services business and $4.5 million in our wholesale services business. We applied $35 million of the expenditures to expansion of our network and customer base, $9 million to network maintenance and $2.9 million to strategic initiatives, which primarily involved investment in assets to facilitate migration of customers to our network to reduce our cost of services.

Cash provided by financing activities was $6 million in 2008, $17.4 million in 2007 and $16.5 million in 2006.

•

Cash provided by financing activities in 2008 of $6 million reflected proceeds from our rights offering of common stock, net of issuance cost of $29.9 million, and proceeds of $8.5 million from our issuance of long-term debt through draws on our revolving credit facility. We used $30.1 million to redeem 300,842 shares of our Series H preferred stock and $2.3 million for repayment of long-term debt, capital leases and other long-term obligations.

•

Cash provided by financing activities in 2007 of $17.4 million reflected proceeds of $59.9 million from the sale of common stock and Series H preferred stock, net of issuance costs, and proceeds of $290.7 million from first lien and second lien credit facilities, net of issuance costs, we received in our 2007 refinancing and recapitalization. We used $11.0 million of cash to redeem 50% of our Series A preferred stock and $321.2 million to repay substantially all of our outstanding long-term debt in our 2007 refinancing and recapitalization, in addition to approximately $476,000 which we had applied to capital lease payments earlier in 2007. We also used $358,000 to pay costs associated with our common stock rights offering.

•

Cash provided by financing activities in 2006 consisted of $19.9 million of proceeds from the issuance of first lien, senior secured notes, net of issuance costs. These proceeds were offset in part by repayments of $3.4 million of long-term debt, capital lease obligations and other indebtedness.

Indebtedness. As of December 31, 2008, we had approximately $309.4 million of total long-term indebtedness, net of unamortized debt discount, including current portion, and capital leases. As of the same date, excluding deferred financing costs, this indebtedness had an overall weighted average interest rate of 8.7%.

First Lien Credit Facility. In connection with our July 31, 2007 refinancing, we issued a first lien credit facility in an aggregate principal amount of $240 million, which consists of a $230 million term loan facility and a $10 million revolving credit facility. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the first quarter of 2008. We may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the borrower’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the London interbank offered rate, or “LIBOR,” plus 4.00%. Borrowings under the revolving credit facility bear interest, at the borrower’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. As of December 31, 2008, the annual interest rate on borrowings outstanding under the first lien credit facility was 5.5%, excluding the effect of the cash flow hedge described below. The applicable margin is determined based upon our consolidated leverage ratio at the specified measurement date. We may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

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

We drew down $5 million principal amount of borrowings in September 2008 and $3.5 million principal amount of borrowings in October 2008 under our revolving credit facility. We had utilized approximately $900,000 of the revolving credit facility as of December 31, 2008 to secure letters of credit issued primarily to secure performance obligations. At December 31, 2008, $600,000 of the facility remained available and unutilized.

Second Lien Credit Facility. In connection with our July 31, 2007 refinancing, we issued a second lien credit facility in an aggregate principal amount of $75 million. The new second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the second lien credit facility. Prepayment of borrowings outstanding under this facility before July 31, 2009 will require payment of a premium of approximately $750,000 if the borrowings are prepaid before July 31, 2009. Borrowings outstanding under the second lien credit facility bear interest, at the borrower’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of December 31, 2008, the annual interest rate on borrowings outstanding under the second lien credit facility was 9.0%, excluding the effect of the cash flow hedge described below. For interest payments covering any interest period ending on or before July 31, 2009, the borrower may elect to pay interest under the facility either entirely in cash or as payment-in-kind, or “PIK,” interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash.

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

Compliance With Financial Covenants. Our first lien credit facility agreement requires us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreement) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. The first lien credit facility agreement also contains financial covenants specifying (as defined for purposes of the agreement) the minimum ratio of our consolidated EBITDA to our consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA for each measurement period.

Our second lien credit facility agreement requires us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreement) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period.

We were in compliance with all of the financial covenants under our credit facilities as of December 31, 2008.

Interest Rate Swap Transaction. On August 24, 2007, we entered into an interest rate swap transaction with a financial institution to modify our effective interest liability with respect to $210 million of our $305 million principal amount of variable-rate obligations outstanding at that time under our new first lien and second lien credit facilities. The effective date of the transaction was September 28, 2007. The swap, which terminates on September 30, 2009, fixes the LIBOR portion of the interest rate on $210 million of our variable-rate debt at an annual rate of 4.955% for a period of 24 months. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009.

Cash Requirements. We have various contractual obligations and commercial commitments. We do not have off-balance sheet financing arrangements other than our operating leases.

The following table sets forth, as of December 31, 2008, our contractual obligations and commercial commitments (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt and capital lease obligations	$311,219	$2,319	$15,400	$293,500	$—
Interest on debt, capital leases and other long term liabilities	116,228	25,290	67,941	22,997	—
Operating leases	56,183	16,569	32,391	5,896	1,327
Purchase obligations	6,100	6,100	—	—	—

Totals	$489,730	$50,278	$115,732	$322,393	$1,327

See note 7 to the consolidated financial statements appearing elsewhere in this report for additional information regarding our debt, capital lease obligations and operating leases.

As of December 31, 2008, we had entered into agreements with vendors to purchase approximately $6.1 million of property, plant and equipment and services in 2009 related primarily to the improvement and installation of communications facilities and services.

We currently estimate that our aggregate capital requirements for 2009 will range from approximately $50 million to $60 million, including $3.2 million of capital commitments at December 31, 2008. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

We believe that our cash on hand and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan or to complete acquisitions of other businesses. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing, which would be subject to limitations imposed by covenants contained in our credit facility agreements and which would be negatively affected by adverse developments in the credit and capital markets.

Recent Accounting Pronouncements

In September 2006, the Federal Accounting Standards Board, or “FASB,” issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements by providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on our consolidated results of operations or financial condition. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS No. 157 for nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis will have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to elect to measure many financial instruments and certain other items at fair value, including recognized financial assets and financial liabilities other than certain items excluded by the statement, and provides that the fair value option may be applied instrument by instrument, is irrevocable and must be applied to an instrument in its entirety. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings subsequent to such election. The statement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on our consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Under SFAS No. 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Under SFAS No. 141R, certain items, including acquisition costs, will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in process research and development will be recorded at fair value as an indefinite- lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R also includes new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will adopt SFAS No. 141R effective January 1, 2009. We do not expect that the adoption of SFAS No. 141R will have a material effect on our results of operations or financial position.

In December 2007, The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of APB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. Net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 provides that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The statement requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We will adopt SFAS No. 160 effective January 1, 2009. We do not expect that the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008, and early application is encouraged. SFAS No. 161 requires disclosure of (1) the objectives for using derivative instruments in terms of underlying risk and accounting designation, (2) the fair values of derivative instruments and their gains and losses in a tabular format and (3) information about credit-risk-related contingent features and cross-references from the derivatives footnote to other footnotes in which derivatives-related information is disclosed. We will adopt SFAS No. 161 effective January 1, 2009. We do not expect that the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position, or “FSP,” FAS 142-3, “Determination of the Useful Life of Intangible Assets,“ effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” thereby resulting in improved consistency between the useful life applied under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, “Business Combinations.” We will adopt FSP FAS 142-3 effective January 1, 2009. We do not expect that the adoption of FSP FAS 142-3 will have a material effect on our results of operations or financial position.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. For a convertible debt instrument within the scope of this FSP, the carrying amount of the liability component is determined by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its carrying amount is to be amortized to interest cost using the interest method. We will adopt FSP APB 14-1 effective January 1, 2009. We do not expect FSP APB 14-1 to have a significant effect on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. We will adopt FSP EITF 03-6-1 effective January 1, 2009. We do not expect FSP EITF 03-6-1 to have a material effect on our consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” effective October 10, 2008 and for prior periods for which financial statements have not been issued. The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Adoption of this FSP did not have a material effect on our consolidated financial statements.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $311.2 million principal amount of our first lien and second lien credit facility debt as of December 31, 2008. All $311.2 million of such debt accrued interest at variable rates when we incurred such debt at July 31, 2007. On August 24, 2007, we entered into a receive-floating, pay-fixed interest rate swap agreement with a financial institution. We designated this instrument as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in our credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009. As a result, we have reduced the market risk exposure to changing interest rates to $101.2 million of our outstanding borrowings as of December 31, 2008. A change of one percentage point in the interest rate applicable to this $101.2 million of variable-rate debt as of December 31, 2008 would result in a fluctuation of approximately $1 million in our annual interest expense.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data listed in Part IV, Item 15 are filed as part of this report on pages F-2 through F-35 and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

During the fourth fiscal quarter of 2008, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2008.

BDO Seidman, LLP, an independent registered public accounting firm which has audited the Company’s consolidated financial statements included in this annual report, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in its report set forth following management’s report.

ITC^DeltaCom, Inc.

March 16, 2009	By:	/s/ RANDALL E. CURRAN
	Name:	Randall E. Curran
	Title:	Chief Executive Officer (Principal Executive Officer)

March 16, 2009	By:	/s/ RICHARD E. FISH, JR.
	Name:	Richard E. Fish, Jr.
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

ITC^DeltaCom, Inc.

Huntsville, Alabama

We have audited ITC^DeltaCom, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ITC^DeltaCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ITC^DeltaCom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ITC^DeltaCom, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 16, 2009

Item	9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Directors and Executive Officers” in Part I, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information responsive to this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2009 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2008 fiscal year-end, including the information appearing in the proxy statement under the captions “Election of Directors (Proposal 1)” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics applicable to our chief executive officer and other senior financial officers, who include our principal financial officer, principal accounting officer or controller, and persons performing similar functions. We will provide a copy of this code in print without charge to any stockholder who requests a copy. Requests for copies should be directed to Corporate Secretary, ITC^DeltaCom, Inc., 7037 Old Madison Pike, Huntsville, Alabama 35806. To the extent required by SEC rules, we intend to disclose any amendments to this code and any waiver of a provision of the code for the benefit of our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet web site at www.deltacom.com within four business days following any such amendment or waiver, or within any other period that may be required under SEC rules from time to time.

Item 11.	Executive Compensation.

Information responsive to this Item 11 is incorporated herein by reference to the information appearing in our definitive proxy statement for our 2009 annual meeting of stockholders, including the information appearing in the proxy statement under the captions “Election of Directors (Proposal 1)—Director Compensation,” “Election of Directors (Proposal 1)—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information responsive to this Item 12 is incorporated herein by reference to the information appearing in our definitive proxy statement for our 2009 annual meeting of stockholders, including the information appearing in the proxy statement under the captions “Security Ownership” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information responsive to this Item 13 is incorporated herein by reference to the information appearing in our definitive proxy statement for our 2009 annual meeting of stockholders, including the information appearing in the proxy statement under the captions “Election of Directors (Proposal 1)” and “Transactions with Related Persons and Approval Policies.”

Item 14.	Principal Accounting Fees and Services.

Information responsive to this Item 14 is incorporated herein by reference to the information appearing in our definitive proxy statement for our 2009 annual meeting of stockholders, including the information appearing in the proxy statement under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of ITC^DeltaCom appear on pages F-2 through F-35 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

ITC^DeltaCom, Inc.—December 31, 2008

ITC^DeltaCom, Inc.—December 31, 2007

Consolidated Statements of Operations and Comprehensive Loss:

ITC^DeltaCom, Inc.—for the year ended December 31, 2008

ITC^DeltaCom, Inc.—for the year ended December 31, 2007

ITC^DeltaCom, Inc.—for the year ended December 31, 2006

Consolidated Statements of Stockholders’ Deficit:

ITC^DeltaCom, Inc.—for the year ended December 31, 2008

ITC^DeltaCom, Inc.—for the year ended December 31, 2007

ITC^DeltaCom, Inc.—for the year ended December 31, 2006

Consolidated Statements of Cash Flows:

ITC^DeltaCom, Inc.—for the year ended December 31, 2008

ITC^DeltaCom, Inc.—for the year ended December 31, 2007

ITC^DeltaCom, Inc.—for the year ended December 31, 2006

Notes to Consolidated Financial Statements

(a)(2) The following financial statement schedule is filed as part of this report and appears on pages S-1 and S-2:

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. Filed as Exhibit 3.1.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2008 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 1, 2005 (the “August 1, 2005 Form 8-K”) and incorporated herein by reference.

4.1	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2007 (the “2007 Form 10-K”) and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to Amendment No. 1 to the 1997 Form S-4 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optic Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.3	Interconnection Agreement, dated as of November 20, 2006, by and between BellSouth Telecommunications, Inc. and DeltaCom, Inc. (North Carolina). Filed as Exhibit 10.3 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2006 and incorporated herein by reference.

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 and incorporated herein by reference.

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Amendment No. 2 to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

10.7	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Amendment No. 3 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc. (File No. 333-36683) and incorporated herein by reference.

10.8.1	First Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 6, 2007 (the “August 6, 2007 Form 8-K”) and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.8.2	First Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.2 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.3	Second Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.3 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.4	Second Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.4 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.9	ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan. Filed as Exhibit 10.19 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.1	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.10.2	Amendment No. 1 to Amended and Restated Governance Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.16 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.3	Amendment No. 2 to Amended and Restated Governance Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2008 (the “June 30, 2008 Form 10-Q”) and incorporated herein by reference.

10.11.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 and incorporated herein by reference.

10.11.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2005 and incorporated herein by reference.

10.11.3	Amendment No. 3 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.17 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.11.4	Amendment No. 4 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.3 to the June 30, 2008 Form 10-Q and incorporated herein by reference.

10.12.1	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.12.2	Amendment No. 1 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.18 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.12.3	Amendment No. 2 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.2 to the June 30, 2008 Form 10-Q and incorporated herein by reference.

10.13.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on February 12, 2008 and incorporated herein by reference.

10.13.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “2003 Form S-8”) and incorporated herein by reference.

10.13.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the 2003 Form S-8 and incorporated herein by reference.

10.13.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the 2003 Form S-8 and incorporated herein by reference.

10.13.5	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement, as amended. Filed as Exhibit 10.13.5 to the 2007 Form 10-K and incorporated herein by reference.

10.14.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

10.14.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.17.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference.

10.15.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.15.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.18.2 to the 2005 Form 10-K and incorporated herein by reference.

10.16.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.16.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.19.2 to the 2005 Form 10-K and incorporated herein by reference.

10.17.1	Form of Common Stock Unit Agreement (as amended and restated) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.1 to the 2007 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.17.2	Form of Common Stock Unit Agreement (Series A Preferred Stock Unit Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.2 to the 2007 Form 10-K and incorporated herein by reference.

10.17.3	Form of Common Stock Unit Agreement (Series B Preferred Stock Unit Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.3 to the 2007 Form 10-K and incorporated herein by reference.

10.17.4	Form of Common Stock Unit Agreement (Deferred Compensation Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.4 to the 2007 Form 10-K and incorporated herein by reference.

10.18	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.19	Description of Non-Employee Director Compensation.

*10.20	Description of Certain Management Compensatory Plans and Arrangements.

21	Subsidiaries of ITC^DeltaCom, Inc. Filed as Exhibit 21 to the 2007 Form 10-K and incorporated herein by reference.

*23	Consent of BDO Seidman, LLP, independent registered public accounting firm.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request. The omitted information has been separately filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ITC^DeltaCom, Inc.

Huntsville, Alabama

We have audited the accompanying consolidated balance sheets of ITC^DeltaCom, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC^DeltaCom, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ITC^DeltaCom, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 16, 2009

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,683	$57,505
Short-term investments (Note 4)	3,278	—
Restricted cash	955	1,416
Accounts receivable, less allowance for doubtful accounts of $4,549 and $4,757 in 2008 and 2007, respectively	51,348	55,988
Inventory	3,288	3,253
Prepaid expenses and other	5,532	5,421

Total current assets	121,084	123,583

INVESTMENTS HELD FOR SALE (Note 4)	1,345	—

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $289,347 and $218,715 in 2008 and 2007, respectively (Note 5)	210,747	220,153

OTHER LONG-TERM ASSETS:
Goodwill (Note 6)	35,109	35,109
Other intangible assets, net of accumulated amortization of $15,665 and $13,125 in 2008 and 2007, respectively (Note 6)	4,807	7,347
Other long-term assets	9,569	12,174

Total other long-term assets	49,485	54,630

Total assets	$382,661	$398,366

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$25,815	$25,773
Construction	1,797	4,621
Accrued interest	315	83
Accrued compensation	9,323	8,610
Unearned revenue (Note 2)	21,768	21,567
Other current liabilities (Note 10)	20,235	18,420
Interest rate swap agreement (Note 7)	5,610	—
Current portion of long-term debt and capital lease obligations (Note 7)	2,319	2,330

Total current liabilities	87,182	81,404

LONG-TERM LIABILITIES:
Other long-term liabilities (Notes 7 and 10)	792	6,043
Long-term debt and capital lease obligations (Note 7)	307,088	300,492

Total long-term liabilities	307,880	306,535

CONVERTIBLE REDEEMABLE PREFERRED STOCK (Note 9):
Par value $0.01; 412,215 shares designated Series H in 2007; 412,215 shares issued and outstanding in 2007; entitled to redemption value of $100 per share, plus accrued and unpaid dividends, net of beneficial conversion discount of $6,870 in 2007	—	34,351

COMMITMENTS AND CONTINGENCIES (Notes 1, 7 and 11)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 80,867,040 and 67,114,168 shares issued and outstanding in 2008 and 2007, respectively (Note 9)	808	671
Additional paid-in capital	727,666	684,942
Accumulated deficit	(735,265)	(705,296)
Accumulated other comprehensive loss (Note 2)	(5,610)	(4,241)

Total stockholders’ deficit	(12,401)	(23,924)

Total liabilities and stockholders’ deficit	$382,661	$398,366

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUES:
Integrated communications services	$413,981	$399,135	$384,132
Wholesale services	65,798	70,590	81,785
Equipment sales and related services	18,084	22,423	21,723

TOTAL OPERATING REVENUES	497,863	492,148	487,640

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	232,899	232,192	244,278
Selling, operations and administration expense	183,123	192,085	182,873
Depreciation and amortization	73,514	74,166	59,832

Total operating expenses	489,536	498,443	486,983

OPERATING INCOME (LOSS)	8,327	(6,295)	657

OTHER (EXPENSE) INCOME:
Interest expense	(32,538)	(50,598)	(57,625)
Interest income	1,233	2,293	2,678
Prepayment penalties on debt extinguished (Note 7)	—	(8,208)	—
Debt issuance cost write-off (Note 7)	—	(7,298)	—
Loss on extinguishment of debt (Note 7)	—	(105,269)	—
Cost of unused equity commitment (Note 7)	—	(1,620)	—
Other income (expense)	81	(31)	831

Total other expense, net	(31,224)	(170,731)	(54,116)

LOSS BEFORE INCOME TAXES	(22,897)	(177,026)	(53,459)
INCOME TAXES (Note 8)	—	—	—

NET LOSS	(22,897)	(177,026)	(53,459)
PREFERRED STOCK DIVIDENDS AND ACCRETION	(7,073)	(39,306)	(7,445)
CHARGE DUE TO PREFERRED STOCK REDEMPTION AND CONVERSION (Note 9)	—	(44,250)	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(29,970)	$(260,582)	$(60,904)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(0.38)	$(6.68)	$(3.25)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9)	79,892,779	39,001,228	18,751,067

COMPREHENSIVE LOSS:
NET LOSS	$(22,897)	$(177,026)	$(53,459)
OTHER COMPREHENSIVE LOSS:
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax (Note 7)	(1,369)	(4,241)	—

COMPREHENSIVE LOSS	$(24,266)	$(181,267)	$(53,459)

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Warrants Outstanding		Deficit	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity (Deficit)
BALANCE, January 1, 2006	18,745,070	$187	$286,506		$27,492	$(345,839)	$		$(31,654)
Common stock units exercised	21,583								—
Deferred compensation			1,514						1,514
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock (Note 9)						(1,035)			(1,035)
Stock dividends declared and accrued on Series A and Series B preferred stock						(6,410)			(6,410)
Conversion of Series A preferred stock into common stock	289		5						5
Net loss						(53,459)			(53,459)

BALANCE, December 31, 2006	18,766,942	187	288,025		27,492	(406,743)			(91,039)
Recapitalization of July 31, 2007 (Notes 7 and 9):
Sales of common stock	6,937,724	69	56,560			(37,970)			18,659
Conversion of Series A, Series B and Series D warrants into common stock	10,506,995	105	25,265		(25,370)				—
Redemption and conversion of Series A preferred stock into common stock	1,747,929	18	14,840			(5,500)			9,358
Conversion of Series B preferred stock into common stock	11,735,080	118	99,631			(38,751)			60,998
Common stock issued for extinguishment of debt	17,275,791	173	146,672						146,845
Recognition and amortization of beneficial conversion feature discount on Series H preferred stock			41,221			(34,351)			6,870
Common stock options and units exercised	143,707	1	124						125
Deferred compensation			10,482						10,482
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock before retirement (Note 9)						(517)			(517)
Stock dividends declared and accrued on Series A and Series B preferred stock						(3,401)			(3,401)
Cash dividends declared and accrued on Series H preferred stock (Note 9)						(1,037)			(1,037)
Expiration of Series A warrants (Note 9)			2,122		(2,122)				—
Net loss						(177,026)			(177,026)
Other comprehensive loss								(4,241)	(4,241)

BALANCE, December 31, 2007	67,114,168	671	684,942			(705,296)		(4,241)	(23,924)
Rights offering of common stock (Note 9)	9,928,779	99	29,398						29,497
Conversion of Series H preferred stock into common stock (Note 9)	3,675,306	37	11,100						11,137
Deferred compensation			2,227						2,227
Amortization of beneficial conversion feature discount on Series H preferred stock						(6,870)			(6,870)
Common stock units exercised	148,787	1	(1)						—
Cash dividends declared and accrued on Series H preferred stock (Note 9)						(202)			(202)
Net loss						(22,897)			(22,897)
Other comprehensive loss								(1,369)	(1,369)

BALANCE, December 31, 2008	80,867,040	$808	$727,666	$		$(735,265)		$(5,610)	$(12,401)

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,897)	$(177,026)	$(53,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,514	74,166	59,832
Bad debt expense	4,055	3,723	3,519
Amortization of debt issuance costs and debt discount	2,441	5,940	7,928
Write off of debt issuance costs	—	7,298	—
Non-cash loss on extinguishment of debt	—	105,269	—
Prepayment penalty paid in common stock	—	235	—
Interest paid in common stock	—	332	—
Interest paid in kind	—	3,948	6,620
Net (gain) loss on sale of fixed and intangible assets	(81)	72	(668)
Stock based compensation	2,227	9,169	2,568
Changes in current operating assets and liabilities (excluding the effects of acquisitions):
Accounts receivable, net	710	(787)	271
Other current assets	(147)	1,943	(967)
Accounts payable	(20)	(6,036)	(2,561)
Accrued interest	232	(9,782)	7,516
Unearned revenue	201	946	1,493
Accrued compensation and other current liabilities	2,425	3,753	(3,416)

Total adjustments	85,557	200,189	82,135

Net cash provided by operating activities	62,660	23,163	28,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(61,952)	(47,888)	(46,068)
Change in accounts payable-construction	(2,824)	(1,158)	(812)
Change in restricted cash, net	461	(408)	99
Proceeds from sale of fixed and intangible assets	1,284	—	1,576
Redesignation of cash equivalent to short-term investments (Note 4)	(25,416)	—	—
Sales of short-term investments (Note 4)	20,040	—	—
Payments for accrued restructuring and merger costs (Notes 10)	(1,280)	(1,329)	(1,406)
Other	170	38	(302)

Net cash used in investing activities	(69,517)	(50,745)	(46,913)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering of common stock, net of issuance cost	29,949	(358)	—
Proceeds from sale of common stock, net of issuance costs	—	20,580	—
Proceeds from issuance of Series H preferred stock, net of issuance costs	—	39,301	—
Proceeds from issuance of long-term debt, net of issuance costs	8,500	290,656	19,939
Repayment of long-term debt, capital lease and other long-term obligations	(2,330)	(321,734)	(3,419)
Redemption of Series A preferred stock	—	(11,001)	—
Redemption of Series H preferred stock	(30,084)	—	—

Net cash provided by financing activities	6,035	17,444	16,520

CHANGE IN CASH AND CASH EQUIVALENTS	(822)	(10,138)	(1,717)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,505	67,643	69,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56,683	$57,505	$67,643

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$29,793	$50,161	$35,561
NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends and accretion	$7,073	$39,306	$7,445
Common stock issued for conversion of preferred stock	$11,137	$114,605	$—
Common stock issued for extinguishment of long-term debt	$—	$146,277	$—
Equipment purchased through capital leases	$—	$1,443	$95

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data telecommunications services, including local exchange, long distance and conference calling, high-speed or broadband data communications including Ethernet, Internet access connectivity, and mobile voice and data services. The Company also sells customer premise equipment to the Company’s business customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic and selectively sells to other communications providers on a wholesale basis.

Regulation

The Company is subject to certain regulations and requirements of the Federal Communications Commission (the “FCC”) and various state public service commissions.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made in the presentation of the financial statements for the years ended December 31, 2007 and 2006 to conform to the presentation of the financial statements for the year ended December 31, 2008.

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

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity date of three months or less to be cash equivalents. Of the Company’s cash and cash equivalents as of December 31, 2008, approximately $6 million of cash and cash equivalents were deposited in operating cash funds primarily in one financial institution and approximately $50.7 million consisted of U.S. Treasury money market funds held in the Company’s accounts at two financial institutions. The operating cash funds are insured by the Federal Deposit Insurance Corporation. The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. Restricted cash is classified as current or noncurrent in the accompanying consolidated balance sheets according to the duration of the restriction and the purpose for which the restriction exists.

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

Long-Lived Assets

The Company conducts reviews of its long-lived assets (property and equipment and finite-lived intangible assets), in conjunction with its current business plans and operating trends at least annually for possible impairment of those assets, and further conducts such reviews for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable under provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. The Company’s impairment review is based on cash flow analysis at the lowest level for which identifiable cash flows exist. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Historically, for purposes of its impairment review, the Company determined its retail group and its wholesale group as two separate asset groups with identifiable cash flows. Its retail group consists of those assets and liabilities associated with servicing the Company’s retail customer base, and its wholesale group consists of those assets and liabilities associated with servicing the Company’s wholesale customer base. Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions concerning future results, growth trends and industry conditions. Assets to be disposed of are reported at the lower of the asset’s carrying amount or fair value, less the cost to sell. The Company concluded that its long-lived assets associated with its two separate asset groups were not impaired as of December 31, 2008, December 31, 2007 and December 31, 2006. Management will continue to assess the Company’s assets for impairment as events occur or as industry conditions warrant.

Property, Plant and Equipment

Property, plant and equipment are stated at the Company’s cost basis, which is estimated market value in accordance with “fresh start reporting” for assets acquired prior to October 29, 2002, at cost for assets acquired subsequent thereto and reduced for impairments recognized in prior years. Depreciation begins when property, plant and equipment are placed in service. The cost to maintain, repair and replace minor items of property, plant and equipment is charged to selling, operations and administration expense as the cost is incurred. Depreciation and amortization of property, plant and equipment is provided using the straight-line method over the estimated useful lives, except that amortization of customer installation and acquisition costs is provided using actual weighted average initial contract terms of customer contracts, as follows:

Years
Buildings and towers	33 to 40
Fiber optic network	12 to 20
Furniture, fixtures and office equipment	5 to 10
Transmission equipment, electronics and other	2 to 10
Vehicles	3 to 5
Computer hardware and software	3 to 5

Months
Customer acquisition costs	31 to 35

The Company capitalizes costs associated with the design, deployment and expansion of its network and operating support systems, including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs include personnel costs directly associated with development, enhancement and implementation of software. Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets’ estimated useful lives. No interest was capitalized for any of the three years in the period ended December 31, 2008.

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

Unbilled Revenue

The Company records revenue for long distance services provided, but not yet billed, to customers. Approximately $4 million and $4.3 million in unbilled revenue is included in accounts receivable in the accompanying consolidated balance sheets at December 31, 2008 and 2007, respectively.

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

The Company generates recurring revenues from its offering of local exchange services, long distance and conference calling services, high-speed or broadband data communications services, Internet services, which include Internet access, mobile voice and data services and the sale of transmission capacity (which is an access service) to other telecommunications carriers. Revenues from these services, which generally consist of recurring monthly charges for such services, are recognized as the services are provided. Advance billings and cash received in advance of services performed are recorded as deferred revenue.

The Company generates nonrecurring revenues from the sale of telephone systems, other equipment, and services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. For example, the Company may provide for the sale of equipment and installation of that equipment or, alternatively, may sell these products separately without installation. The Company identifies the sale of and installation of equipment as separate elements in the earnings process, and if a separate element (installation) is essential to the functionality of another element (equipment sale), the Company recognizes revenue for a delivered element only when the remaining elements in the arrangement are delivered. These nonrecurring revenues as a percentage of total revenues were approximately 4% in the year ended December 31, 2008 and 5% in the years ended December 31, 2007 and December 31, 2006.

In accordance with the guidance provided in Emerging Issues Task Force (“EITF”) Issue 99-19, “Reporting Revenue Gross as Principal Versus Net as an Agent,” the Company recognizes some revenue net as an agent and other revenue gross as a principal. For each revenue source, the Company has analyzed the features of the applicable arrangements and the presence or absence of indicators of net versus gross reporting in those arrangements. The Company has agreements for such arrangements as discussed below.

On behalf of other telecommunications carriers that are the Company’s customers, the Company procures certain telecommunications services from major interexchange carriers. The Company also administers for these customers the contracts to which these telecommunications services are subject. The Company recognizes revenue equal to the net margin it earns under these arrangements as the third-party carriers provide services. For these services, the Company recorded revenues of $148,000, $191,000 and $457,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company sells broadband transport capacity to its customers on facilities owned by utilities under marketing and management agreements with the utilities. As compensation for these services, the Company receives a percentage of the gross revenue generated by the traffic of these customers on the facilities of the utilities. Revenue equal to this margin is recognized as services are provided. For these services, the Company recorded revenues of $2.5 million, $2.9 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company currently records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in its consolidated statements of operations.

Cost of Services

Cost of services includes direct expenses associated with providing services to the Company’s customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunications providers that provide the Company access connections to the Company’s customers, to certain components of the Company’s network facilities, and between the Company’s various facilities. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside the southern

United States. These costs are expensed as incurred. Certain of these expenses are billed in advance and certain expenses are billed in arrears. The Company is required to accrue for expected expenses irrespective of whether these expenses have been billed. The Company utilizes internal management information to support the required accruals. Experience indicates that the invoices that are received from other telecommunications providers are often subject to significant billing disputes. The Company typically accrues for all invoiced amounts unless there are contractual, tariff or operational data that clearly indicate support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues affecting the vendor relationships. The Company maintains reserves for any anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time the Company has historically required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. The Company believes its reserves are adequate.

Advertising Costs

The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $1.7 million, $1.7 million and $1.3 million, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, investments, accounts receivable, accounts payable, long-term debt and an interest rate swap agreement. The following methods and assumptions were used to determine classification and fair values of financial instruments:

Cash, Cash Equivalents, Accounts Receivable and Accounts Payable

Cash equivalents generally consist of funds invested in highly liquid instruments purchased with an original maturity of three months or less. The securities are stated at cost, which approximates fair value. The recorded values of accounts receivable and accounts payable approximate their fair values based on their short-term nature.

Short-term Investments and Investments Held for Sale

Short-term investments and investments held for sale consist of investments in the Primary Fund of The Reserve Fund, a registered money market fund that is being liquidated. See Note 4 for discussion regarding fair value of the investments.

Derivative—Interest Rate Swap Agreement

The value of the Company’s interest rate swap agreement was determined using a pricing model with observable market inputs taking into account credit risk.

Long-term Debt

There is no quoted market value for loans outstanding under the Company’s first lien credit facility or second lien credit facility. Management estimates that, based on market conditions at December 31, 2008, such obligations at December 31, 2008 had a fair value of approximately 70% to 75 % of their face value. Fair value of such financial instruments is not necessarily representative of the amount that could be realized or settled.

Earnings (Loss) per Share

The Company computes net loss per share in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Under the provisions of SFAS No. 128, basic and diluted earnings per share (“EPS”) are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised for, converted into or otherwise resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options, restricted stock awards and warrants (until their conversion or expiration), computed based on the treasury stock method, and the assumed conversion of the Company’s issued and outstanding preferred stock (until its redemption or conversion). Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

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

Derivatives

The Company accounts for its receive-floating, pay-fixed interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (“FASB No. 133”). FASB No. 133 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required by FASB No. 133 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualifies as a cash flow hedge under FASB No. 133. The critical terms of the hedging instrument match the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument match the same terms of the interest-bearing liability. The Company assesses the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company uses the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective as of September 30, 2007 and all reporting periods ending thereafter through December 31, 2008. Under FASB No. 133, the Company will recognize (1) the swap at its fair value as an asset or liability in its balance sheet and mark the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap, which will terminate as of September 30, 2009, was a $5.6 million liability at December 31, 2008 and is included in current liabilities at that date in the accompanying consolidated balance sheets. Its fair value was a $4.2 million liability at December 31, 2007 and is included in other long-term liabilities at that date in the accompanying consolidated balance sheets. Change in unrealized gains (losses) on this derivative instrument designated as a cash flow hedging instrument, net of tax, of $(1.4) million and $(4.2) million are included in other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements by providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on the Company’s consolidated results of operations or financial condition. In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 157 for nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis will have a material effect on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to elect to measure many financial instruments and certain other items at fair value, including recognized financial assets and financial liabilities other than certain items excluded by SFAS No. 159, and provides that the fair value option may be applied instrument by instrument, is irrevocable and must be applied to an instrument in its entirety. Unrealized gains and losses on items for which the fair value option has been elected must be reported in earnings subsequent to such election. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 on January 1, 2008 did not have a material effect on the Company’s results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Under SFAS No. 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. Under SFAS No. 141R, certain items, including acquisition costs, will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R also includes new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will adopt SFAS No. 141R effective January 1, 2009. The Company does not expect that the adoption of SFAS No. 141R will have a material effect on its results of operations or financial position.

In December 2007, The FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of APB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. Net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 provides that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The statement requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 effective January 1, 2009. The Company does not expect that the adoption of SFAS No. 160 will have a material effect on its results of operations or financial position.

On March 19, 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008, and early application is encouraged. SFAS No. 161 requires disclosure of (1) the objectives for using derivative instruments in terms of underlying risk and accounting designation, (2) the fair values of derivative instruments and their gains and losses in a tabular format and (3) information about credit-risk-related contingent features and cross-references from the derivatives footnote to other footnotes in which derivatives-related information is disclosed. The Company will adopt SFAS No. 161 effective January 1, 2009. The Company does not expect that the adoption of SFAS No. 161 will have a material effect on its results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets,“ effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” thereby resulting in improved consistency between the useful life applied under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, as discussed above. The Company will adopt FSP FAS 142-3 effective January 1, 2009. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its results of operations or financial position.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.“ In addition, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. For a convertible debt instrument within the scope of this FSP, the carrying amount of the liability component is determined by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its carrying amount is to be amortized to interest cost using the interest method. The Company will adopt FSP APB 14-1 effective January 1, 2009. The Company does not expect that the adoption of FSP APB 14-1 will have a material impact on its results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company will adopt FSP EITF 03-6-1 effective January 1, 2009. The Company does not expect that the adoption of FSP EITF 03-6-1 will have a material effect on its consolidated financial statements.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” effective October 10, 2008 and for prior periods for which financial statements have not been issued. The FSP clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and illustrates key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company’s adoption of this FSP effective July 1, 2008 did not have a material effect on its results of operations or financial position.

3.	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. On February 14, 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company will be its fiscal year ending December 31, 2009. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. As of January 1, 2008, the Company adopted the required provisions of SFAS No. 157, as amended by FSP No. 157-2. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the Company’s fair value disclosures related to financial assets and liabilities. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements.

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

The Company applies fair value accounting to its derivative financial instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” The Company also applies fair value accounting to its short-term investments that are classified as available-for-sale securities and its investments held for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table shows the assets and liabilities measured at fair value that are included in the accompanying consolidated balance sheets as of December 31, 2008 and the fair value hierarchy level, as defined in SFAS No. 157 (in thousands):

	December 31, 2008
	Level 1	Level 2	Level 3	Total Assets/ Liabilities, at Fair Value
Assets
Short-term investments	$—	$—	$3,278	$3,278
Investments held for sale	—	—	1,345	1,345

Total Assets	$—	$—	$4,623	$4,623

Liabilities
Derivative financial instrument	$—	$5,610	$—	$5,610

Total Liabilities	$—	$5,610	$—	$5,610

The Company classified its investment in shares of The Reserve Primary Fund (Note 4) as Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of The Reserve Primary Fund and its underlying securities. We assessed the fair value of the underlying collateral for The Reserve Primary Fund through evaluation of the liquidation value of assets held by The Reserve Primary Fund.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

Short-term investments
Balance at December 31, 2007	$—
Transfers to Level 3	25,416
Change in fair value included in earnings (losses)	(753)
Redemptions	(20,040)

Balance at December 31, 2008	$4,623

Losses included in earnings attributable to the change in unrealized losses relating to assets held at December 31, 2008	$(753)

Losses included in earnings for the year ended December 31, 2008, as shown above, are recorded in the accompanying consolidated statements of operations and comprehensive loss in other income (loss).

4.	Investments

On December 31, 2008, the Company’s short-term investments and investments held for sale consisted of an investment in the Primary Fund of The Reserve Fund, a registered money market fund that is being liquidated. On September 12, 2008, the Company had invested $25.4 million at cost in the Primary Fund. On September 16, 2008, the Company delivered a timely redemption request to the Primary Fund to redeem its investment. The Reserve Fund announced on September 16, 2008 that all Primary Fund redemption requests received before 3:00 p.m. on that date would be redeemed at $1.00 per share. Despite timely delivery of the Company’s redemption request and representations by The Reserve Fund to the Company that its redemption request would be honored, the Primary Fund did not make any redemption payment to the Company at that time. The Reserve Fund also announced on September 16, 2008 that the net asset value of the Primary Fund as valued after 3:00 p.m. on that date had decreased to below $1.00 per share as a result of The Reserve Fund’s decision to value at $0 the Primary Fund’s holdings of debt securities issued by Lehman Brothers Holdings, Inc. (“Lehman Brothers”), which had filed a voluntary petition for relief under the United States bankruptcy code on September 15, 2008. Although the Company believed, based on communications from The Reserve Fund, that it was entitled to receive $1.00 per share of its total $25.4 million cost investment in the Primary Fund, the Company recorded a $389,000 loss as of September 30, 2008 to recognize a pro rata share of the estimated loss on the Primary Fund’s underlying investment in Lehman Brothers securities. Although the Company expected to receive payment of substantially all, if not all, of its investment in the Primary Fund within the next 12 months, it could not predict the amounts of distributions it would receive or when it would receive such amounts. Accordingly, at September 30, 2008, the Company reclassified its investment from cash and cash equivalents to short-term investments and has included the investment as a use of cash from investing activities in the accompanying consolidated statements of cash flows.

Based on subsequent public announcements by The Reserve Fund, the aggregate net assets of the Primary Fund were reduced as of September 30, 2008 as the result of corrections made by The Reserve Fund during the month of October 2008. As a result, the Company recorded an additional loss of $364,000 as of December 31, 2008 to recognize a pro rata share of that net asset reduction of the Primary Fund. Such losses are included in other income (expense) in the accompanying consolidated statements of operations and comprehensive loss. Through December 31, 2008, the Company received cash payments from the Primary Fund totaling $20 million. After December 31, 2008, the Company received an additional cash payment of $1.7 million from the Primary Fund. On February 26, 2009, The Reserve Fund publicly announced that its board of trustees has determined to set aside $3.5 billion, or 8.28 cents per share, in a special reserve that will be used to satisfy anticipated costs and expenses of the Primary Fund, including legal and accounting fees, pending or threatened claims against the Primary Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Primary Fund’s assets, and that distributions will be made pro rata out of the Primary Fund’s assets up to 91.72 cents per share unless the board of trustees determines to increase the special reserve. The Company’s pro rata share of the remainder of the announced per share distribution of 91.72 cents is $1.6 million. At December 31, 2008, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified the $4.6 million total remaining book value of its investment as (a) $3.3 million in short-term investments, consisting of available-for-sale securities that it redeemed for the $1.7 million payment received after December 31, 2008 and its $1.6 million remaining pro rata share of the announced per share distribution of 91.72 cents, and (b) $1.3 million held in the foregoing special reserve as long-term investments held for sale at December 31, 2008, as it is unable to predict the timing or amount of distributions, if any, which may be received from the special reserve.

As of February 26, 2009, the remaining total book value of the Company’s investment is $2.9 million. Although the Company believes it has recognized all of its pro rata share of the Primary Fund’s losses known at this time, depending upon actions of The Reserve Fund with respect to the special reserve and upon market liquidity, it may be necessary for the Company to record additional losses in future periods up to the $2.9 million amount of its remaining investment in the Primary Fund.

5.	Property, Plant and Equipment

Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007
Land	$2,505	$2,505
Buildings and towers	30,086	29,831
Furniture, fixtures and office equipment	32,940	29,119
Vehicles	856	735
Fiber optic network	87,884	84,646
Transmission equipment, electronics and other	344,989	290,166

	499,260	437,002
Less accumulated depreciation	(289,347)	(218,715)

	209,913	218,287
Assets under construction	834	1,866

Property, plant and equipment, net	$210,747	$220,153

The cost and accumulated depreciation of property, plant and equipment has been reduced for impairments recognized in prior years. Depreciation expense was $71 million, $71.6 million, and $57.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	Intangible Assets

Intangible assets and the related accumulated amortization as of December 31, 2008 and 2007 were as follows (in thousands):

	December 31,
	2008	2007
Goodwill	$35,109	$35,109

Other intangible assets:
Customer base	$20,316	$20,316
Trade name	156	156

	20,472	20,472
Less accumulated amortization	(15,665)	(13,125)

Intangible assets, net	$4,807	$7,347

The book value of goodwill was $35.1 million at December 31, 2008 and December 31, 2007. Goodwill is related to the acquisition of BTI Telecom Corp. (“BTI”) in the year ended December 31, 2003. The Company has identified its trade names as indefinite-life intangibles.

Amortization expense for customer base intangible assets was $2.5 million in each of the years ended December 31, 2008, 2007 and 2006. Amortization expense is estimated to be $2.5 million for the year ending December 31, 2009 and $2.2 million for the year ending December 31, 2010.

The Company did not incur an asset impairment loss in any of the years ended December 31, 2006, December 31, 2007 and December 31, 2008.

7.	Long-Term Obligations, Lease Obligations and Derivative Financial Instruments

Long-Term Debt

Long-term obligations and capital lease obligations at December 31, 2008 and 2007 consisted of the following (in thousands):

	December 31,
	2008	2007
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,812 in 2008 and $2,227 in 2007	$225,888	$227,773
Second lien credit facility due July 31, 2014	75,000	75,000
Revolving credit facility due July 31, 2012	8,500	—
Capital lease obligations at varying interest rates, maturing through July 2009	19	49

Total	309,407	302,822
Less current maturities	(2,319)	(2,330)

Total	$307,088	$300,492

Maturities of long-term debt and capital lease obligations at December 31, 2008 were as follows:

2009	$2,319
2010	2,300
2011	2,300
2012	10,800
2013	218,500
Thereafter	75,000

Total	$311,219

On July 31, 2007, the Company completed refinancing and recapitalization transactions (the “2007 refinancing and recapitalization”) described below and in Note 9 that refinanced or retired substantially all of the Company’s then outstanding debt and restructured other components of the Company’s capital structure.

The Company’s first lien credit facility includes the first lien term loan facility due July 31, 2013 and a $10 million revolving credit facility due July 31, 2012. The Company drew down $5 million principal amount of borrowings in September 2008 and $3.5 million principal amount of borrowings in October 2008 under the revolving credit facility. The Company had utilized approximately $900,000 of the revolving credit facility as of December 31, 2008 to secure letters of credit issued primarily to secure performance obligations. Approximately $600,000 of the facility remained available and unutilized at December 31, 2008.

Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the three months ended March 31, 2008. The Company may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified London interbank offered rate (“LIBOR”) plus 4.00%. As of December 31, 2008, the annual interest rate on borrowings outstanding under the first lien credit facility was 5.5%, excluding the effect of the cash flow hedge described below. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. As of December 31, 2008, the annual interest rate on borrowings outstanding under the revolving credit facility was 5.5%. The Company may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

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

The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the facility. Prepayment of borrowings outstanding under the facility before July 31, 2009 will require payment of a premium of approximately $750,000. Borrowings outstanding under the second lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of December 31, 2008, the annual interest rate on borrowings outstanding under the second lien credit facility was 9.0%, excluding the effect of the cash flow hedge described below. For interest payments covering any interest period ending on or before July 31, 2009, the Company may elect to pay interest under the facility either entirely in cash or as payment-in-kind (“PIK”) interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash.

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

On July 31, 2007, ITC^DeltaCom’s wholly-owned subsidiary, Interstate FiberNet, Inc. (“IFN”), as the borrower, and ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries, as guarantors, entered into the foregoing first lien credit facility in an aggregate principal amount of $240 million, consisting of a $230 million term loan facility and a $10 million revolving credit facility, and the foregoing second lien credit facility in an aggregate principal amount of $75 million. IFN drew the full amounts available under the first lien term loan facility and the second lien credit facility on July 31, 2007 and applied the proceeds of such borrowings as set forth below.

The Company has accounted for the repayment of all of the long-term debt identified below as extinguishments of debt in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement 125,” and EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The Company extinguished by payment all obligations under its first lien, senior secured notes due 2009, all obligations under its second lien credit facility due 2009, all obligations under its third lien, senior secured notes due 2009 not exchanged for ITC^DeltaCom’s common stock, all obligations outstanding under vendor notes, $1.4 million of capital leases, and obligations outstanding under its 10 1/2% senior unsecured notes due September 2007. In connection with these transactions, the Company recognized in its financial statements for the year ended December 31, 2007 prepayment penalty expense of approximately $7.2 million and a loss on extinguishment of debt of $914,000 from the write-off of unamortized debt discount.

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

The Company accounted for the repayment of the notes as extinguishments of debt and valued the shares of common stock exchanged for such notes at $8.50 per share based on the closing sale price of the Company’s common stock on July 30, 2007 as reported on the OTC Bulletin Board. In connection with these transactions, the Company recognized in its financial statements for the year ended December 31, 2007 loss on extinguishment of debt of:

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

As of December 31, 2008, the Company had approximately $309.4 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 8.7%, including the effect of the cash flow hedge described below and debt discount and excluding deferred financing costs.

As of December 31, 2008, 2007 and 2006, the Company was in compliance with all of its financial covenants under each of its credit facilities and other debt obligations then in effect.

Interest cost for the years ended December 31, 2008, 2007 and 2006 included $414,000, $2.5 million and $4.6 million, respectively, of amortized debt discount.

Derivative Financial Instrument

Under terms of the first lien and second lien credit facility agreements, the Company agreed to hedge at least 50% of the aggregate principal amount of borrowings outstanding under the facilities, so that such borrowings would be effectively subject to a fixed or maximum interest rate for a period of two years commencing within 90 days of July 31, 2007. Borrowings outstanding under each facility accrue interest equal to either a specified base rate or LIBOR plus a specified margin. The Company has elected to pay interest based on a variable three-month LIBOR rate. The Company’s objective is to hedge the variability in the cash flows of the interest payments on $210 million principal amount, or approximately 70%, of its variable-rate debt. On August 24, 2007, the Company entered into a receive-floating, pay-fixed interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in the credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of floating-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. The Company pays interest under the swap on the last day of each quarter through September 30, 2009.

The Company accounts for its interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” See Note 2.

Lease Obligations

The Company has entered into various operating and capital leases for facilities and equipment used in its operations. Aggregate future minimum rental commitments under non-cancelable operating leases with original or remaining periods in excess of one year and maturities of capitalized lease obligations as of December 31, 2008 were as follows (in thousands):

	Operating Leases	Capital Leases
2009	$16,569	$20
2010	13,849	—
2011	9,796	—
2012	8,746	—
2013	3,809	—
Thereafter	3,414	—

	56,183	20
Less amounts representing interest		(1)

Present value of net minimum lease payments		19
Less current portion		(19)

Obligations under capital leases, net of current portion		$—

Rent expense charged to operations for the years ended December 31, 2008, 2007 and 2006 was $22.3 million, $19.9 million, and $19.7 million, respectively.

The Company’s assets under capital lease, vehicles, had a gross book value of $95,000 at December 31, 2008. Accumulated depreciation on these capitalized assets was $50,000 at December 31, 2008.

8.	Income Taxes

Details of the income tax (benefit) expense for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred:
Federal	(8,483)	(25,533)	(9,474)
State	(998)	(2,995)	(1,112)
Increase in valuation allowance	9,481	28,528	10,586

Total deferred	—	—	—

Total income tax (benefit) expense	$—	$—	$—

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$348,395	$339,711
Property impairment	80,249	80,249
Accounts receivable reserve	1,051	1,129
Other	13,097	11,386

	442,792	432,475

Deferred tax liabilities:
Property	(98,091)	(98,153)
Other	(8,097)	(7,199)

	(106,188)	(105,352)

Net deferred tax assets	336,604	327,123
Valuation allowance	(336,604)	(327,123)

Net deferred income tax liabilities	$—	$—

At December 31, 2008, the Company had net operating loss carry forwards of approximately $917 million, including net operating loss carry forwards of approximately $213 million incurred by BTI prior to the date of its acquisition by the Company. At December 31, 2007, the Company had net operating loss carry forwards of approximately $894 million. These acquired net operating losses created additional deferred tax assets of $77 million, which are included in the foregoing table. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total change in the year ended December 31, 2008 in the valuation allowance was $9.5 million. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit an entity’s ability to utilize net operating loss carry forwards in the case of certain events, including significant changes in ownership interests. During the year ended December 31, 2002, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize pre-ownership change losses totaling approximately $152 million and pre-merger losses of BTI totaling approximately $213 million against future taxable income will be limited. The loss carry forwards expire in the years ending December 31, 2019 through December 31, 2028.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(4)
Permanent differences	(3)	20	2
Increase in valuation allowance	41	18	36

Effective income tax rate	0%	0%	0%

Generally, the losses resulting from the extinguishment of debt through issuance of equity reported in the accompanying consolidated statements of operations and comprehensive loss are non-deductible and are included in permanent differences in the rate reconciliation above for the year ended December 31, 2007.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and applied FIN 48 to all open tax positions upon initial adoption. The Company recognized no cumulative effect as an adjustment to tax liabilities and opening balance of accumulated deficit upon adoption of FIN 48. The Company has recorded no liability for unrecognized tax benefits at December 31, 2008 and December 31, 2007. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2008, the Company had no accrued interest and penalties related to unrecognized tax benefits. ITC^DeltaCom and its subsidiaries file U.S. federal income tax returns, and income tax returns in various state jurisdictions. ITC^DeltaCom and its subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax years before 2005, except in a limited number of state jurisdictions in which the operations of ITC^DeltaCom and its subsidiaries individually and collectively are not significant for tax years prior to 2005.

9.	Equity Interests

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

•

20,000,000 Series C warrants to purchase approximately 6,600,000 shares of common stock, issued on March 29, 2005 to the Welsh Carson securityholders in connection with a restructuring of the Company’s indebtedness completed in March 2005, which at July 31, 2007 had an exercise price of $1.80 per share of common stock; and

•

9,703,505 Series D warrants first exercisable on June 30, 2007, of which 9,000,000 warrants were issued on July 26, 2005 to TCP funds in connection with their third lien note purchase on that date, which at July 31, 2007 had an exercise price determined to be $.01 based on the Company’s consolidated EBITDA (as defined for purposes of such warrants). Each Series D warrant entitled the holder to purchase one share of a new issue of the ITC^DeltaCom’s 8% Series C convertible redeemable preferred stock (the “Series C preferred stock”) and a portion of an additional share equal to the cumulative amount of payment-in-kind dividends that would have accrued with respect to one share from the warrant issue date through the warrant exercise date if such share had been outstanding. Each share of Series C preferred stock was convertible into .4445 of one share of common stock (subject to antidilution adjustments) and also permitted the holder of the warrant to purchase the number of shares of common stock into which the shares of Series C preferred stock otherwise issuable under the warrant would have been convertible as of the warrant exercise date.

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

On July 31, 2007, in connection with the 2007 refinancing and recapitalization described above and in Note 7, the Company received total gross proceeds of $62.2 million from the following sales of ITC^DeltaCom’s capital stock for cash, including:

•

gross proceeds of $21 million received from the sale of 6,937,724 shares of common stock to Welsh Carson securityholders, for which the Company recognized a charge to its retained deficit for a special distribution to its stockholders of $38 million, which represented the excess of the trading value of $8.50 per share over the purchase price of $3.03 per share for the shares sold; and

•

gross proceeds of $41.2 million from the sale of 412,215 shares of a new issue of ITC^DeltaCom’s 6% Series H convertible redeemable preferred stock (the “Series H preferred stock”) to institutional investors at a purchase price of $100 per share and at an aggregate purchase price of $41.2 million. The Company recognized a beneficial conversion feature discount on the Series H preferred stock at its intrinsic value, which was the fair value of the common stock of $7.40 per share at July 16, 2007, the commitment date for the Series H preferred stock investment, less the effective conversion price of $3.03 per share, or $4.37 per share, but limited to the $41.2 million of proceeds received from the sale. The Company recognized the $41.2 million beneficial conversion feature as an increase in paid in capital in the accompanying consolidated balance sheets. The beneficial conversion discount was accreted to the January 29, 2008 date of redemption and conversion, and recognized as a charge to common stockholders.

On January 29, 2008, ITC^DeltaCom sold 9,928,779 shares of its common stock for $3.03 per share and received gross proceeds of approximately $30.1 million pursuant to the exercise of non-transferable rights distributed to ITC^DeltaCom’s stockholders in connection with a rights offering of its common stock. ITC^DeltaCom used all of the proceeds of the rights offering to redeem a total of 300,842 shares of its Series H preferred stock on January 29, 2008. In connection with the consummation of the rights offering, ITC^DeltaCom issued on the same date to the three institutional holders of the Series H preferred stock a total of 3,675,306 shares of common stock valued at $3.03 per share, or approximately $11.1 million in total, upon the conversion of a total of 111,373 unredeemed shares of Series H preferred stock owned by such holders. The Company recorded this conversion and redemption as a reduction of approximately $11.1 million of the outstanding book value of the Series H preferred stock and an increase in common stock par value and additional paid-in capital of approximately $11.1 million. The Company recognized the accretion of the beneficial conversion discount as a charge to common stockholders in the amount of $34.3 million for the year ended December 31, 2007 and $6.9 million for the year ended December 31, 2008 included in the accompanying consolidated statements of operations and comprehensive loss.

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

The Compensation Committee of ITC^DeltaCom’s Board of Directors administers the Stock Incentive Plan and determines the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. At December 31, 2008, 2,679,418 shares of common stock remained available for grant under the Stock Incentive Plan. On February 6, 2008, the Board of Directors, upon the recommendation of the Compensation Committee, approved amendments to the Stock Incentive Plan that increased by 3,300,000 shares to 6,305,334 shares the total number of shares of common stock that may be issued under the Stock Incentive Plan. The amendments also fixed the termination date of the Stock Incentive Plan, as amended, as the tenth anniversary of the amendment date. Option vesting schedules generally range from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period. The option price for any option may not be less than 100% of the fair market value of the stock covered by the option on the date of grant, except that, in the case of an incentive stock option, the option price may not be less than 110% of such fair market value if the optionee is the beneficial owner of 10% or more of ITC^DeltaCom’s voting capital stock.

The sole stock awards issuable pursuant to the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan are the awards described below under “Equity Grants.” The only participants in this plan, which is administered by ITC^DeltaCom’s Board of Directors, are the Company’s three senior officers who have received such awards.

Equity Grants

In February 2005, as an inducement material to their entering into employment with the Company, the Company agreed to grant to three newly hired senior officers a total of 7.25% of each class or series of ITC^DeltaCom’s equity securities, calculated on a fully diluted basis. The equity securities subject to the original grants consisted of units for ITC^DeltaCom’s common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 and, in addition, Series D warrants as of July 26, 2005. Until such awards were amended as of July 31, 2007 and December 31, 2007 as discussed below, of each class of securities, 60% of the securities vested ratably over three years on each anniversary of the officer’s initial employment date and 40% of the securities were subject to vesting based on future achievement of performance objectives. Stock-based compensation expense equal to the $4.4 million fair market value of the units for the common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 was being recognized for 60% of each class of securities over the three-year vesting period which began in the three months ended March 31, 2005, and until such awards were amended as of December 31, 2007, for 40% of each class of securities based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of the agreements. Stock-based compensation expense equal to the $1.1 million fair market value of the Series D warrants as of July 26, 2005 was being recognized for 60% of the Series D warrants over the three-year vesting period, and until such awards were amended as of December 31, 2007, for 40% of the Series D warrants based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of the agreements.

The Company did not recognize any stock-based compensation expense in the years ended December 31, 2006, 2007 and 2008 in connection with the performance-based awards based upon its estimate of expected performance results adjusted for actual results in those years and projected future performance results, because achievement of the performance objectives was not considered probable.

Effective on July 31, 2007, to adjust the compensatory equity awards granted in the year ended December 31, 2005 to the three senior officers for the 2007 refinancing and recapitalization, ITC^DeltaCom’s Board of Directors approved amendments to outstanding stock unit awards for a total of 14,017 shares of Series A preferred stock and 42,138 shares of Series B preferred stock and outstanding awards of 703,505 Series D warrants to convert those awards into grants of common stock units for a total of 1,575,171 shares of common stock. The vesting provisions applicable to the foregoing common stock units are the same as the vesting provisions of the awards that were amended. Common stock units for approximately 945,000 shares represent the 60% of the amended awards that vest over a period of three years, which began in the three months ended March 31, 2005. Accordingly, the Company applied provisions of SFAS 123R, “Share-Based Payment,” regarding exchanges of share instruments and accounted for the amendments to the outstanding stock unit awards as a modification of the stock incentives in the year ended December 31, 2007. The Company determined the incremental compensation cost as the difference in the fair value of the awards immediately after the 2007 refinancing and recapitalization compared to the fair value of the awards immediately before the 2007 refinancing and recapitalization, and recognized $2.4 million of the compensation cost attributable to the portion of the units vested as of the 2007 refinancing and recapitalization date of July 31, 2007 in selling, operations and administration expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2007. As of July 31, 2007, in connection with the modification, the Company began recognizing additional compensation cost of approximately $84,000 monthly over the remaining vesting period of the stock units, which was approximately seven months.

On December 21, 2007, the Board of Directors approved amendments to the vesting provisions of stock units for approximately 715,000 shares of common stock which provided that such stock units would vest as of December 31, 2007. Before the amendments, such awards had been subject to vesting based on the Company’s attainment of at least $90 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters, and represented one-half of the 40% of the securities that had been subject to performance-based achievement. Following the amendments, approximately 715,000 shares of common stock are subject to future vesting based on the Company’s attainment of at least $105 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters during the remaining term of the agreements, which are automatically extended for successive one-year periods in February of each year unless otherwise terminated. At the date of such amendments to the vesting provisions, achievement of that performance objective was not expected to be satisfied. Consistent with the provisions of SFAS 123R, the Company accounted for such amendments as a modification of the awards. SFAS 123R provides that when the original performance vesting condition is not probable of achievement at the date of modification, the cumulative compensation cost related to the modified award if vesting occurs is the award’s fair value at the date of the modification. The Company determined the fair value of the awards at December 31, 2007 based on the closing sale price of the common stock as reported on the OTC Bulletin Board to be approximately $3.6 million, which it recognized in selling, operations and administration expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2007.

Restricted Stock Units

Restricted stock units awarded under the Stock Incentive Plan were granted to the recipients at no cost. The fair value of restricted stock units awarded was calculated using the closing value of the common stock on the grant date and is being amortized over the restriction lapse periods of the awards. As of December 31, 2008, the total compensation cost related to nonvested restricted stock units not yet recognized was $3.8 million, and the weighted average period over which this cost will be recognized is 2.1 years. The grant date fair value of restricted stock units granted in the years ended December 31, 2008, 2007 and 2006 was approximately $4.9 million, $596,000 and $1.6 million, respectively. Restrictions on transfer lapse over two-year to four-year periods. The table below summarizes activity in restricted stock units for each year in the three-year period ended December 31, 2008.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2005	416,930	$4.35
Restricted stock units granted	772,500	$2.03
Lapse of restrictions	(126,435)	$5.67
Forfeited	(28,114)	$1.93

Nonvested as of December 31, 2006	1,034,881	$2.49
Restricted stock units granted	112,500	$5.30
Lapse of restrictions	(373,759)	$2.99
Forfeited	(19,958)	$3.45

Nonvested as of December 31,2007	753,664	$2.66
Restricted stock units granted	1,572,072	$3.10
Lapse of restrictions	(371,715)	$2.58
Forfeited	(129,674)	$2.81

Nonvested as of December 31, 2008	1,824,347	$3.00

Stock Options

Valuation Assumptions

The Company selected the Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method requires that prior periods not be restated. The Company now recognizes compensation cost on a straight-line basis over the vesting periods of the awards. See Note 1.

There were no stock option awards granted under the Stock Incentive Plan during the years ended December 31, 2008, December 31, 2007 and December 31, 2006.

The table below summarizes stock option activity for each year in the three-year period ended December 31, 2008:

	Shares	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2005	706,658	$12.70
Granted	—	—
Exercised	—	—
Forfeited	(49,006)	$15.89

Outstanding at December 31, 2006	657,652	$12.43
Granted	—	—
Exercised	(29,167)	$4.30
Forfeited	(92,532)	$13.12

Outstanding at December 31, 2007	535,953	$12.74
Granted	—	—
Exercised	—	—
Forfeited	(160,591)	$13.02

Outstanding at December 31, 2008	375,362	$12.62

The table below sets forth for stock options, the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date at December 31, 2008:

Range of Exercise Prices	Outstanding as of Dec. 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of Dec. 31, 2008	Weighted Average Exercise Price
$ 1.68	50,668	6.4	$1.68	15,167	$1.68
$5.46-$7.80	98,489	3.9	$7.58	98,489	$7.58
$11.10-$13.86	38,854	5.0	$12.15	38,854	$12.15
$15.84-$21.27	187,351	4.1	$18.33	187,351	$18.33

At December 31, 2008, options to purchase 339,861 shares of the common stock with a weighted average exercise price of $13.77 per share were exercisable by employees of the Company.

The Company recognized stock-based compensation in the total amount of $2.2 million, $9.2 million and $2.6 million for the years ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively, including compensation related to existing stock option awards, restricted stock units, equity securities granted to three senior officers in the year ended December 31, 2005, and to modification in the year ended December 31, 2007 of awards granted to such senior officers.

10.	Restructuring

The Company has accrued liabilities for restructuring charges primarily for office lease termination costs recognized in the years ended December 31, 2003 and 2004 in connection with a merger.

The following table reflects activity associated with accrued restructuring charges from December 31, 2007 through December 31, 2008, which are recorded in accrued liabilities (in thousands):

	Balance at December 31, 2007	Accruals	Write- offs/ Payments	Balance at December 31, 2008
Restructuring charges:
Employee severance	$23	$—	$(23)	$—
Office space leases	2,999	—	(1,280)	1,719

Total	$3,022	$—	$(1,303)	$1,719

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in other current liabilities in the table below.

	Balance at December 31, 2007	Balance at December 31, 2008
Other current liabilities	$1,294	$1,172
Other long-term liabilities	1,728	547

Total	$3,022	$1,719

11.	Commitments and Contingencies

Purchase Commitments

At December 31, 2008, the Company had entered into agreements with vendors to purchase approximately $6.1 million of equipment and services during the year ending December 31, 2009 related to the improvement and installation of switches, other network equipment and certain services.

Regulatory Proceedings

The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by AT&T Inc., and other incumbent local telephone companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including the Company. If successful, these initiatives could make it more difficult for the Company to compete with these incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

Legal Proceedings

In the normal course of business, the Company is subject to various litigation. Management does not believe that there are any legal proceedings pending against the Company, other than those described below, that, if determined in a manner adverse to the Company, likely could have a material adverse effect on the Company’s financial position or results of operations.

Proceedings Affecting Rights-of-Way. To maintain its fiber optic network, the Company has obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. The Company may not be able to continue to use or have access to all of its existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Since 2001, numerous third parties have initiated legal proceedings in a number of states challenging some of the Company’s licenses to use the rights-of-way of others, including its licenses to use the rights-of-way of Georgia Power Company (“Georgia Power”), Gulf Power Company (“Gulf Power”) and Mississippi Power Company (“Mississippi Power”). The plaintiffs’ lawsuits claim that the Company may not use some or all of the fiber optic communications lines on the rights of way that cross the plaintiffs’ properties and that such actions exceed the easements or other property rights held by the Company or its co-defendants, Georgia Power, Gulf Power and Mississippi Power. The plaintiffs assert claims for, among other things, trespass and unjust enrichment and seek compensatory and punitive damages and injunctive relief. The Company believes that it has complied with applicable laws and that the plaintiffs’ claims are without merit. The lawsuits relating to the easement rights in Georgia were resolved in 2006 in favor of the Company and Georgia Power. To date, the

Company, together with its co-defendants, Gulf Power and Mississippi Power, as applicable, has entered into agreements with plaintiffs in substantial number of the actions pending against the Company to clarify the easement rights in Florida and Mississippi. These agreements have been approved by the Circuit Court of Gadsden County, Florida and the Circuit Courts of Harrison County and Jasper County, Mississippi (First Judicial Circuit), and dismissals of the related cases have occurred or are in progress. These agreements, and the payment of settlement amounts thereunder, did not have a material adverse effect on the Company’s financial position or results of operations. As of December 31, 2008, pending proceedings, not settled or otherwise resolved, affected approximately 40 route miles of the Company’s network. If some of these or similar future challenges are successful, or if the Company otherwise is unsuccessful in maintaining or renewing its rights to use its network easements, rights-of-way, franchises and licenses, the Company may be compelled to abandon significant portions of its network, which would require it to incur additional expenditures and to pay substantial monetary damages.

In August 2001, the Company filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power, Mississippi Power, Gulf Power and related entities from which the Company has obtained by agreement use of rights-of-way for its fiber optic telecommunications networks. The Company seeks a declaratory judgment that the defendants are legally required to use their best efforts to defend the Company against any claims that the Company does not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold the Company harmless against all such claims. The Company filed for summary judgment in December 2001, and the defendants subsequently filed a motion for summary judgment. The defendants also have filed a counterclaim requesting, among other relief, that the Company reimburse them for the cost of perfecting the applicable rights-of-way. In September 2004, the court issued an order denying the Company’s motion and the defendants’ motion for summary judgment and staying the proceeding pending a final determination of the property owner proceedings that form the basis for the Company’s claims. In January 2005 the Georgia Court of Appeals denied the Company’s appeal of this order on procedural grounds. The proceeding remains stayed pending developments in the various proceedings described above or previously resolved affecting the rights-of-way of Mississippi Power, Gulf Power and Georgia Power used by the Company. An adverse outcome on the counterclaim, or an adverse outcome against the Company in one or more of the rights-of-way lawsuits, individually or in the aggregate, could have a material adverse effect on the Company’s financial condition or results of operations.

12.	Employee Benefit Plans

Employees of the Company participate in the Company’s 401(k) defined contribution plan. The Company offered matching of employee contributions at a rate of 50% on the first 4% of employee contributions for the years ended December 31, 2008, 2007 and 2006. Total matching contributions made to the Company’s plan and charged to expense by the Company for the years ended December 31, 2008, 2007 and 2006, were $771,000, $834,000 and $803,000, respectively. No discretionary contributions were made for the year ended December 31, 2008, 2007 or 2006.

13.	Related Party Transactions

The following is a summary of certain transactions during the years ended December 31, 2008, 2007 and 2006 among the Company and its directors, executive officers, beneficial owners of more than 5% of its common stock, Series A preferred stock or Series B preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

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

In connection with refinancing transactions it completed in July 2005 (the “2005 refinancing”), the Company issued $20.8 million in principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing a subordinated secured loan the Welsh Carson securityholders had extended to the Company in March 2005. For the years ended December 31, 2007 and 2006, the Welsh Carson securityholders, including four of the Company’s directors, received total interest payments, including interest paid in kind, of approximately $2.3 million and $3.8 million, respectively, on their third lien notes.

The Company paid to the Welsh Carson securityholders a total of $29,000 for the year ended December 31, 2006 for reimbursement of professional services incurred by these securityholders in connection with their purchase of the Company’s third lien notes in July 2005.

On July 31, 2007, in connection with the 2007 refinancing and recapitalization, ITC^DeltaCom issued common stock to the Welsh Carson securityholders in exchange for third lien notes, Series B warrants and Series C warrants and upon the conversion of Series B preferred stock held by the Welsh Carson securityholders, and sold shares of common stock to the Welsh Carson securityholders for cash. See Notes 7 and 9 for information about these transactions.

Transactions With Affiliates of TCP

Pursuant to their governance agreement with the Company, which they entered into in July 2005 in connection with their purchase of first lien notes and third lien notes in the 2005 refinancing, investment funds (the “TCP funds”) advised by or otherwise affiliated with Tennenbaum Capital Partners, LLC (“TCP”) have designated two representatives to ITC^DeltaCom’s Board of Directors. For the years ended December 31, 2007 and 2006, TCP funds received total interest payments, including interest paid in kind, of $3.4 million and $3.0 million, respectively, on their first lien notes that were repaid on July 31, 2007 and total interest payments, including interest paid in kind, of $2.1 million and $2.8 million, respectively, on their third lien notes that were repaid on July 31, 2007. In connection with the 2007 refinancing and recapitalization, the Company paid to the TCP funds $51.3 million principal amount of first lien notes and a prepayment penalty of $1.6 million. In addition, as holders of the first lien notes, TCP funds received a fee of $170,000 in the year ended December 31, 2006 for consenting to amendments to the first lien note agreement made in connection with the sale of $21 million principal amount of additional first lien notes to other investors.

On July 31, 2007, in connection with the 2007 refinancing and recapitalization, ITC^DeltaCom issued common stock to TCP funds in exchange for third lien notes and Series D warrants held by such TCP funds. See Notes 7 and 9 for information about these transactions.

On July 31, 2007, in connection with the 2007 refinancing and recapitalization, TCP funds provided the $75 million second lien credit facility. For the years ended December 31, 2008 and 2007, the TCP funds received total interest payments of $8.4 million and $4.1 million, respectively, on this facility. TCP funds also acquired a portion of the first lien term loan facility due July 31, 2013 through syndication. For the years ended December 31, 2008 and 2007, the TCP funds received total interest payments of $5.6 million and $2.5 million, respectively, on this facility.

Transactions With H Partners, LP

On July 24, 2007, H Partners Capital, LLC, H Partners Management, LLC, H Partners, LP and Rehan Jaffer reported in a statement filed with the Securities and Exchange Commission that they beneficially owned more than 5% of the Company’s common stock. In connection with the 2007 refinancing and recapitalization, the Company sold to H Partners, LP 237,215 shares of a new issue of its Series H preferred stock at $100 per share for a total purchase price of $23.7 million.

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

The Company has sold capacity on its fiber optic network to KNOLOGY and its subsidiaries and provided KNOLOGY and its subsidiaries with long distance and carrier-switched long distance service, as well as with director assistance and operator services. The Company also provides directory assistance and operator services to KNOLOGY and some of its subsidiaries. The Company recorded revenues of approximately $2.8 million for all of these services in each of the years ended December 31, 2007 and 2006.

The Company purchased feature group access and other services from KNOLOGY and its subsidiaries totaling approximately $689,000 and $670,000 for the years ended December 31, 2007 and 2006, respectively.

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

J. Smith Lanier & Co. has provided the Company with insurance brokerage services, including the negotiation and acquisition on behalf of the Company of various insurance policies with third-party insurers. The gross premium for policies obtained by J. Smith Lanier & Co. on behalf of the Company totaled $1.7 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively, and included a payment of $125,000 in each of the years ended December 31, 2007 and 2006 for risk management services provided by J. Smith Lanier & Co.

The Company provides retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Revenues attributable to J. Smith Lanier & Co. for the Company’s provision of these services totaled approximately $715,000 and $628,000 for the years ended December 31, 2007 and 2006, respectively.

Transactions With Affiliates of Campbell B. Lanier, III

ITC Holding Company, LLC, is a single-member limited liability company managed and wholly owned by Campbell B. Lanier, III. The Company paid a total of approximately $21,000 and $19,000 for the years ended December 31, 2007 and 2006, respectively, to ITC Holding Company, LLC for the use of business conference facilities. The Company recorded revenues of approximately $2,000 in each of the years ended December 31, 2007 and 2006 for telecommunications services that it furnished to ITC Holding Company, LLC.

The Company furnished telecommunications services to PRE Solutions, Inc. and recorded revenues of $274,000 for the five months ended May 2006. Mr. Lanier was an officer and significant stockholder of this entity. Mr. Lanier disposed of his interest in PRE Solutions, Inc. in May 2006.

The Company sold its former headquarters building located in West Point, Georgia to ITC Holding Company, LLC in May 2006 for a sales price of $1.5 million and recognized a net gain of $518,000 on the sale.

Other Transactions

CT Communications, Inc., which was the beneficial owner of more than 5% of the Series A preferred stock from December 2004 until the redemption and conversion of the Series A preferred stock on July 31, 2007 in connection with the 2007 refinancing and recapitalization, purchases operator services from the Company. The Company billed CT Communications, Inc. or its subsidiary $464,000 and $598,000 for these services for the years ended December 31, 2007 and 2006, respectively.

14.	Quarterly Financial Data (Unaudited)

The following table has been prepared from the financial records of the Company, without audit, and reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts). The sum of the per share amounts may not equal the annual amounts because of changes in the weighted average number of shares outstanding during the year.

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$124,783	$125,548	$124,717	$122,815
Operating income (loss)	1,845	2,324	2,360	1,798
Net loss applicable to common stockholders	(12,938)	(4,848)	(5,336)	(6,848)
Basic and diluted net loss per common share	(0.17)	(0.06)	(0.07)	(0.08)

2007	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Operating revenues	$121,834	$123,572	$124,762	$121,980
Operating income (loss)	(640)	498	(2,238)	(3,915)
Net loss applicable to common stockholders	(17,268)	(16,510)	(193,926)	(32,878)
Basic and diluted net loss per common share	(0.92)	(0.88)	(3.82)	(0.49)

2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$119,938	$123,811	$124,118	$119,773
Operating income (loss)	(1,778)	1,293	1,937	(795)
Net loss applicable to common stockholders	(16,674)	(13,527)	(13,788)	(16,915)
Basic and diluted net loss per common share	(0.89)	(0.72)	(0.74)	(0.90)

(1)	In the third quarter of the year ended December 31, 2007, ITC^DeltaCom recorded $8.2 million of prepayment penalties on debt extinguished, $7.3 million debt issuance cost write-off, $105.3 million loss on extinguishment of debt, and $1.6 million cost of unused equity commitment, all of which were recorded in connection with the 2007 refinancing and recapitalization. In the third quarter of the year ended December 31, 2007, ITC^DeltaCom also recorded $2.4 million of stock-based compensation expense in connection with a modification of stock-based incentives. See Notes 7 and 9.

(2)	In the fourth quarter of the year ended December 31, 2007, ITC^DeltaCom recorded $3.6 million of stock-based compensation expense in connection with a modification of stock-based incentives. See Note 9.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ITC^DeltaCom, Inc.

Huntsville, Alabama

The audits referred to in our report dated March 16, 2009 relating to the consolidated financial statements of ITC^DeltaCom, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 16, 2009

S-1

ITC^DELTACOM, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description:	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deduction		Balance at End of Period
Provision for uncollectible accounts
Year Ended December 31, 2006	$9,237	$3,819	$—	$8,284	(1)	$4,772
Year Ended December 31, 2007	4,772	3,723	—	3,738	(1)	4,757
Year Ended December 31, 2008	4,757	4,055	—	4,263	(1)	4,549

Valuation allowance for deferred tax assets
Year Ended December 31, 2006	$288,009	$10,586	$—	$—		$298,595
Year Ended December 31, 2007	298,595	28,528	—	—		327,123
Year Ended December 31, 2008	327,123	9,481	—	—		336,604

Restructuring reserves
Year Ended December 31, 2006	$5,842	$501	$—	$1,993	(2)	$4,350
Year Ended December 31, 2007	4,350	—	—	1,328	(2)	3,022
Year Ended December 31, 2008	3,022	—	—	1,303	(2)	1,719

(1)	Represents the write-off of accounts considered to be uncollectible, less recovery of amounts previously written off.
(2)	Represents payments.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of March, 2009.

ITC^DELTACOM, INC.

By:	/s/ RANDALL E. CURRAN
Randall E. Curran
Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 16th day of March, 2009.

Signature	Title
/s/ RANDALL E. CURRAN Randall E. Curran	Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ JOHN ALMEIDA JR. John Almeida Jr.	Director

/s/ JOHN J. DELUCCA John J. Delucca	Director

/s/ PHILIP M. TSENG Philip M. Tseng	Director

/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director

/s/ MICHAEL E. LEITNER Michael E. Leitner	Director

/s/ R. GERALD MCCARLEY R. Gerald McCarley	Director

/s/ SANJAY SWANI Sanjay Swani	Director

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. Filed as Exhibit 3.1.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2008 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 1, 2005 (the “August 1, 2005 Form 8-K”) and incorporated herein by reference.

4.1	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2007 (the “2007 Form 10-K”) and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to Amendment No. 1 to the 1997 Form S-4 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optic Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.3	Interconnection Agreement, dated as of November 20, 2006, by and between BellSouth Telecommunications, Inc. and DeltaCom, Inc. (North Carolina). Filed as Exhibit 10.3 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2006 and incorporated herein by reference.

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 and incorporated herein by reference.

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Amendment No. 2 to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

10.7	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Amendment No. 3 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc. (File No. 333-36683) and incorporated herein by reference.

10.8.1	First Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 6, 2007 (the “August 6, 2007 Form 8-K”) and incorporated herein by reference.

10.8.2	First Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.2 to the August 6, 2007 Form 8-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.8.3	Second Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.3 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.4	Second Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.4 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.9	ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan. Filed as Exhibit 10.19 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.1	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.10.2	Amendment No. 1 to Amended and Restated Governance Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.16 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.3	Amendment No. 2 to Amended and Restated Governance Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2008 (the “June 30, 2008 Form 10-Q”) and incorporated herein by reference.

10.11.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 and incorporated herein by reference.
10.11.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2005 and incorporated herein by reference.

10.11.3	Amendment No. 3 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.17 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.11.4	Amendment No. 4 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.3 to the June 30, 2008 Form 10-Q and incorporated herein by reference.

10.12.1	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.12.2	Amendment No. 1 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.18 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.12.3	Amendment No. 2 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.2 to the June 30, 2008 Form 10-Q and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.13.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on February 12, 2008 and incorporated herein by reference.

10.13.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “2003 Form S-8”) and incorporated herein by reference.

10.13.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the 2003 Form S-8 and incorporated herein by reference.

10.13.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the 2003 Form S-8 and incorporated herein by reference.

10.13.5	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement, as amended. Filed as Exhibit 10.13.5 to the 2007 Form 10-K and incorporated herein by reference.

10.14.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

10.14.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.17.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference.

10.15.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.15.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.18.2 to the 2005 Form 10-K and incorporated herein by reference.

10.16.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.16.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.19.2 to the 2005 Form 10-K and incorporated herein by reference.

10.17.1	Form of Common Stock Unit Agreement (as amended and restated) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.1 to the 2007 Form 10-K and incorporated herein by reference.

10.17.2	Form of Common Stock Unit Agreement (Series A Preferred Stock Unit Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.2 to the 2007 Form 10-K and incorporated herein by reference.

10.17.3	Form of Common Stock Unit Agreement (Series B Preferred Stock Unit Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.3 to the 2007 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.17.4	Form of Common Stock Unit Agreement (Deferred Compensation Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.4 to the 2007 Form 10-K and incorporated herein by reference.

10.18	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.19	Description of Non-Employee Director Compensation.

*10.20	Description of Certain Management Compensatory Plans and Arrangements.

21	Subsidiaries of ITC^DeltaCom, Inc. Filed as Exhibit 21 to the 2007 Form 10-K and incorporated herein by reference.

*23	Consent of BDO Seidman, LLP, independent registered public accounting firm.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request. The omitted information has been separately filed with the Securities and Exchange Commission.