Form 10-Q
period 2009-03-31
ITC DELTACOM INC
filed 2009-05-11
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer	☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 7, 2009
Common Stock, $.01 par value	80,867,040 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of March 31, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss of ITC^DeltaCom, Inc. and Subsidiaries for the three months ended March 31, 2009 and 2008	3

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the three months ended March 31, 2009 and 2008	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1A.	Risk Factors	19

Item 6.	Exhibits	19

Signatures		20

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$65,748	$56,683
Short-term investments (Note 4)	1,592	3,278
Restricted cash	955	955
Accounts receivable, less allowance for doubtful accounts of $4,970 and $4,549 in 2009 and 2008, respectively	48,050	51,348
Inventory	2,898	3,288
Prepaid expenses and other	6,240	5,532

Total current assets	125,483	121,084

INVESTMENTS HELD FOR SALE (Note 4)	1,345	1,345

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $305,554 and $289,347 in 2009 and 2008, respectively	204,429	210,747

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $16,300 and $15,665 in 2009 and 2008, respectively	4,173	4,807
Other long-term assets	9,063	9,569

Total other long-term assets	48,345	49,485

Total assets	$379,602	$382,661

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$30,565	$25,815
Construction	3,564	1,797
Accrued interest	378	315
Accrued compensation	5,995	9,323
Unearned revenue	21,435	21,768
Other current liabilities	17,915	20,235
Interest rate swap agreement (Note 5)	3,803	5,610
Current portion of long-term debt and capital lease obligations (Note 5)	2,303	2,319

Total current liabilities	85,958	87,182

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 8)	513	792
Long-term debt and capital lease obligations (Note 5)	305,793	307,088

Total long-term liabilities	306,306	307,880

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ DEFICIT (Note 6):
Common stock, par value $0.01; 350,000,000 shares authorized; 80,867,040 shares issued and outstanding in 2009 and 2008	808	808
Additional paid-in capital	728,195	727,666
Accumulated deficit	(737,862)	(735,265)
Accumulated other comprehensive loss (Note 5)	(3,803)	(5,610)

Total stockholders’ deficit	(12,662)	(12,401)

Total liabilities and stockholders’ deficit	$379,602	$382,661

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
OPERATING REVENUES:
Integrated communications services	$102,076	$103,469
Wholesale services	15,618	16,639
Equipment sales and related services	4,281	4,675

TOTAL OPERATING REVENUES	121,975	124,783

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	56,477	58,368
Selling, operations and administration expense	43,670	46,254
Depreciation and amortization	16,919	18,316

Total operating expenses	117,066	122,938

OPERATING INCOME	4,909	1,845

OTHER (EXPENSE) INCOME:
Interest expense	(7,539)	(8,318)
Interest income	15	577
Other income	19	31

Total other expense, net	(7,505)	(7,710)

LOSS BEFORE INCOME TAXES	(2,596)	(5,865)

INCOME TAX EXPENSE	—	—

NET LOSS	(2,596)	(5,865)
PREFERRED STOCK DIVIDENDS AND ACCRETION	—	(7,073)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,596)	$(12,938)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(0.03)	$(0.17)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	80,867,040	76,387,873

COMPREHENSIVE LOSS:
NET LOSS	$(2,596)	$(5,865)
OTHER COMPREHENSIVE LOSS:
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax (Note 5)	1,807	(4,090)

COMPREHENSIVE LOSS	$(789)	$(9,955)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,596)	$(5,865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,919	18,316
Provision for uncollectible accounts	1,680	1,005
Stock-based compensation	529	672
Amortization of debt issuance costs and debt discount	607	612
Net gain on sale of fixed assets	(22)	—
Changes in current operating assets and liabilities:
Accounts receivable, net	1,618	1,675
Inventory	390	259
Prepaid expenses	(708)	(2,652)
Accounts payable	4,750	7,725
Accrued interest	63	(6)
Unearned revenue	(333)	222
Accrued compensation and other accrued liabilities	(5,626)	(5,119)

Total adjustments	19,867	22,709

Net cash provided by operating activities	17,271	16,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,096)	(13,016)
Change in accounts payable—construction	1,767	275
Proceeds from sale of short-term investments (Note 4)	1,686	—
Proceeds from sale of fixed assets	153	—
Change in restricted cash	—	(102)
Payment for accrued restructuring and merger costs	(293)	(331)
Other	(9)	(58)

Cash used in investing activities	(6,792)	(13,232)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering of common stock, net of issuance costs (Note 6)	—	29,949
Redemption of Series H preferred stock (Note 6)	—	(30,084)
Repayments of long-term debt and capital lease obligations	(1,414)	(582)

Cash used in financing activities	(1,414)	(717)

CHANGE IN CASH AND CASH EQUIVALENTS	9,065	2,895

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,683	57,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,748	$60,400

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$6,869	$7,711
NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$—	$7,073
Common stock issued for conversion of preferred stock	$—	$11,137

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality voice and data communications services, including local exchange, long distance and conference calling, high-speed or broadband data communications, including Ethernet and Internet access connectivity, and mobile voice and data services. The Company also sells customer premise equipment to the Company’s business customers. The Company offers these services primarily over its owned network facilities and also uses leased network facilities to extend its market coverage. In addition, the Company owns, operates and manages an extensive fiber optic network with significant transmission capacity that it uses for its own voice and data traffic and selectively sells to other communications providers on a wholesale basis.

Regulation

The Company is subject to certain regulations and requirements of the Federal Communications Commission (the “FCC”) and state public service commissions in its service areas.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. The Company’s accounting policies are consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2008 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2009. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2009 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements by providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on the Company’s consolidated results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 effective January 1, 2009 for nonfinancial assets and liabilities other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on its results of operations or financial position.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 108-1 and Accounting Principles Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” all effective for interim and annual reporting periods ending after June 15, 2009. Early adoption is permitted for periods ending after March 15, 2009, but all of the foregoing FSPs must be adopted early if any one of the FSPs is adopted early. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance for identifying circumstances that identify transactions that are not orderly. It also modifies disclosure requirements under SFAS No. 157 for interim and annual reporting periods to include inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 115-2 and 124-2 provide recognition guidance for debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment. FSP FAS 107-1 and ABP 28-1 apply to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” held by publicly traded companies and provides that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures are required to include the fair value of all financial instruments for which it is practicable to estimate that value, and whether recognized or not recognized in the statement of financial position as required by SFAS No. 107. The Company does not expect that the adoption of FSP FAS 157-4 will have a material effect on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” Under SFAS No. 141R, an acquiring entity will be required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. Under SFAS No. 141R, certain items, including acquisition costs, will be generally expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R also includes new disclosure requirements. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 141R effective January 1, 2009 did not have a material effect on its results of operations or financial position.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” effective for fiscal years beginning on or after December 15, 2008. This FSP provides that an acquirer shall recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. The Company’s adoption of SFAS No. 141(R)-1 effective January 1, 2009 did not have a material effect on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of APB No. 51.” SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. Net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 provides that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. The statement requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective for fiscal years and interim periods within fiscal years beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 effective January 1, 2009 did not have a material effect on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” SFAS No. 161 is effective for fiscal and interim periods beginning after November 15, 2008, and early application is encouraged. SFAS No. 161 requires disclosure of (1) the objectives for using derivative instruments in terms of underlying risk and accounting designation, (2) the fair values of derivative instruments and their gains and losses in a tabular format and (3) information about credit-risk-related contingent features and cross-references from the derivatives footnote to other footnotes in which derivatives-related information is disclosed. The Company’s adoption of SFAS No. 161 effective January 1, 2009 did not have a material effect on its results of operations or financial position.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” thereby resulting in improved consistency between the useful life applied under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, as discussed above. The Company’s adoption of FSP FAS 142-3 effective January 1, 2009 did not have a material effect on its results of operations or financial position.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. For a convertible debt instrument within the scope of this FSP, the carrying amount of the liability component is determined by measuring the fair value of a similar liability (including any embedded features other than the conversion option) that does not have an associated equity component. The carrying amount of the equity component represented by the embedded conversion option is determined by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The excess of the principal amount of the liability component over its carrying amount is to be amortized to interest cost using the interest method. The Company’s adoption of FSP APB 14-1 effective January 1, 2009 did not have a material impact on its results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to adjust retrospectively its earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions in this FSP. Early application of this FSP is prohibited. The Company’s adoption of FSP EITF 03-6-1 effective January 1, 2009 did not have a material effect on its results of operations or financial position.

A description of other recent accounting pronouncements applicable to the Company is set forth in Note 2 to the consolidated financial statements included in the 2008 Form 10-K.

3.	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company will be its fiscal year ending December 31, 2009. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. As of January 1, 2008, the Company adopted the required provisions of SFAS No. 157, as amended by FSP No. 157-2. Those provisions relate to the Company’s financial assets and liabilities carried at fair value and the Company’s fair value disclosures related to financial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position.

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

The Company applies fair value accounting to its derivative financial instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” The Company also applies fair value accounting to its short-term investments that are classified as available-for-sale securities and its investments held for sale in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The following table shows the assets and liabilities measured at fair value that are included in the accompanying consolidated balance sheets as of March 31, 2009 and the fair value hierarchy level, as defined in SFAS No. 157 (in thousands):

	March 31, 2009
	Level 1	Level 2	Level 3	Total Assets/ Liabilities, at Fair Value
Assets
Short-term investments	$—	$—	$1,592	$1,592
Investments held for sale	—	—	1,345	1,345

Total Assets	$—	$—	$2,937	$2,937

Liabilities
Derivative financial instrument	$—	$3,803	$—	$3,803

Total Liabilities	$—	$3,803	$—	$3,803

The Company classified its investment in shares of the Primary Fund of The Reserve Fund (Note 4) as Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Primary Fund and its underlying securities. The Company assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

	Short-term investments	Investments held for sale
Balance at December 31, 2008	$3,278	$1,345
Transfers to Level 3	—	—
Change in fair value included in earnings (losses)	—	—
Redemptions	(1,686)	—

Balance at March 31, 2009	$1,592	$1,345

Losses included in earnings attributable to the change in unrealized losses relating to assets held at March 31, 2009	$—	$—

4.	Investments

On March 31, 2009 and December 31, 2008, the Company’s short-term investments and investments held for sale consisted of an investment in the Primary Fund of The Reserve Fund, a registered money market fund that is being liquidated. On September 12, 2008, the Company had invested $25.4 million at cost in the Primary Fund. Through December 31, 2008, the Company received cash payments from the Primary Fund totaling $20 million and recognized a pro rata share of estimated losses totaling $753,000 in connection with the Primary Fund. In February 2009, the Company received an additional cash payment of $1.7 million from the Primary Fund. On February 26, 2009, The Reserve Fund publicly announced that its board of trustees has determined to set aside $3.5 billion, or 8.28 cents per share, in a special reserve that will be used to satisfy anticipated costs and expenses of the Primary Fund, including legal and accounting fees, pending or threatened claims against the Primary Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Primary Fund’s assets, and that distributions will be made to shareholders on a pro rata basis out of the Primary Fund’s assets up to 91.72 cents per share unless the board of trustees determines to increase the special reserve. The Company’s pro rata share of the remainder of the announced per share distribution of 91.72 cents was $1.6 million, of which the Company received $1.1 million on April 17, 2009.

At March 31, 2009, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified the $2.9 million total remaining book value of its investment as (a) $1.6 million in short-term investments, consisting of available-for-sale securities that it redeemed for the $1.1 million distribution it received in April 2009 and its $452,000 remaining pro rata share of the announced per share distribution of 91.72 cents, and (b) $1.3 million held in the foregoing special reserve as long-term investments held for sale at March 31, 2009, as it is unable to predict the timing or amount of distributions, if any, which may be received from the special reserve. As of April 17, 2009, the remaining total book value of the Company’s investment is $1.8 million. The Company believes it has recognized all of its pro rata share of the Primary Fund’s losses known at this time. Depending upon actions of The Reserve Fund with respect to the special reserve, the outcome of pending litigation and upon market liquidity, it may be necessary for the Company to record additional losses in future periods up to the $1.8 million amount of its remaining investment in the Primary Fund.

5.	Long-Term Debt, Capital Lease Obligations and Derivative Financial Instruments

Long-Term Debt

Long-term debt and capital lease obligations at March 31, 2009 and December 31, 2008 consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,709 in 2009 and $1,812 in 2008	$224,585	$225,888
Second lien credit facility due July 31, 2014	75,000	75,000
Revolving credit facility due July 31, 2012	8,500	8,500
Capital lease obligations at varying interest rates, maturing through July 2009	11	19

Total	308,096	309,407
Less current maturities	(2,303)	(2,319)

Total	$305,793	$307,088

The Company’s first lien credit facility includes the first lien term loan facility due July 31, 2013 and a $10 million revolving credit facility due July 31, 2012. The Company drew down $5 million principal amount of borrowings in September 2008 and $3.5 million principal amount of borrowings in October 2008 under the revolving credit facility. The Company had utilized approximately $900,000 of the revolving credit facility as of March 31, 2009 to secure letters of credit issued primarily to secure performance obligations. Approximately $600,000 of the facility remained available and unutilized at March 31, 2009.

Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the three months ended March 31, 2008. The Company may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified London interbank offered rate (“LIBOR”) plus 4.00%. As of March 31, 2009, the annual interest rate on borrowings outstanding under the first lien credit facility was 5.2%, excluding the effect of the cash flow hedge described below. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. As of March 31, 2009, the annual interest rate on borrowings outstanding under the revolving credit facility was 5.2%. The Company may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

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

The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the facility. Prepayment of borrowings outstanding under the facility before July 31, 2009 will require payment of a premium of approximately $750,000. Borrowings outstanding under the second lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of March 31, 2009, the annual interest rate on borrowings outstanding under the second lien credit facility was 8.7%, excluding the effect of the cash flow hedge described below. For interest payments covering any interest period ending on or before July 31, 2009, the Company may elect to pay interest under the facility either entirely in cash or as payment-in-kind (“PIK”) interest by adding to the principal of outstanding borrowings an amount equal to the amount of interest accrued at an annual rate of up to 4.00% and by paying the balance of the accrued interest in cash.

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

As of March 31, 2009, the Company had approximately $308.1 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 8.6%, including the effect of the cash flow hedge described below and debt discount, and excluding deferred financing costs.

As of March 31, 2009 and December 31, 2008, the Company was in compliance with all of the financial covenants under its credit facilities.

Interest cost for the three months ended March 31, 2009 and 2008 included $103,000 and $104,000, respectively, of amortized debt discount.

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

The Company accounts for its interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” SFAS No. 133 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required by SFAS No. 133 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualifies as a cash flow hedge under SFAS No. 133. The critical terms of the hedging instrument match the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument match the same terms of the interest-bearing liability. The Company assesses the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company uses the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective as of December 31, 2008 and March 31, 2009. The Company recognizes (1) the swap at its fair value as an asset or liability in its balance sheet and marks the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap was a $5.6 million liability at December 31, 2008 and a $3.8 million liability at March 31, 2009, and is included in current liabilities in the accompanying condensed consolidated balance sheets. Changes in unrealized gains (losses) of $1.8 million and $(4.1) million are included in other comprehensive loss in the accompanying condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2009 and 2008, respectively.

6.	Equity Transactions

On July 31, 2007, ITC^DeltaCom completed transactions in which it eliminated all series of its previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of its capital stock, as described in Note 9 to the consolidated financial statements included in the 2008 Form 10-K.

        As part of the recapitalization transactions it consummated on July 31, 2007, ITC^DeltaCom sold 412,215 shares of its 6% Series H Convertible Redeemable Preferred Stock (the “Series H preferred stock”) at a purchase price of $100 per share. Under the terms of the Series H preferred stock, ITC^DeltaCom was obligated to redeem the outstanding shares of the Series H preferred stock, at their liquidation preference of $100 per share, with the proceeds of a public rights offering of ITC^DeltaCom’s common stock. Such terms provided that each share of Series H preferred stock that was not redeemed from the proceeds of the rights offering would mandatorily and automatically convert into 33 shares of common stock at the earlier of the conclusion of the rights offering or January 31, 2008.

On January 29, 2008, ITC^DeltaCom sold 9,928,779 shares of its common stock for $3.03 per share and received gross proceeds of approximately $30.1 million pursuant to the exercise of non-transferable rights distributed to ITC^DeltaCom’s stockholders in connection with the rights offering. ITC^DeltaCom used all of the proceeds of the rights offering to redeem a total of 300,842 shares of its Series H preferred stock on January 29, 2008. In connection with the consummation of the rights offering, ITC^DeltaCom issued on the same date to the three institutional holders of the Series H preferred stock a total of 3,675,306 shares of common stock valued at $3.03 per share, or approximately $11.1 million in total, upon the conversion of a total of 111,373 unredeemed shares of Series H preferred stock owned by such holders. The Company recorded this conversion and redemption as a reduction of approximately $11.1 million of the outstanding book value of the Series H preferred stock and an increase in common stock par value and additional paid-in capital of approximately $11.1 million. The Company recognized the accretion of the beneficial conversion discount as a charge to common stockholders in the amount of $6.9 million in the three months ended March 31, 2008 included in the accompanying condensed consolidated statements of operations and comprehensive loss.

7.	Stock-Based Compensation

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

The only participants in the Amended and Restated Executive Stock Incentive Plan, which is administered by ITC^DeltaCom’s Board of Directors, are three senior officers of the Company who have received awards under the plan. A description of the awards is set forth in Note 9 to the consolidated financial statements included in the 2008 Form 10-K.

The Company granted restricted stock units for shares of common stock as follows:

Three Months Ended	Approximate Number of Shares	Approximate Fair Value of the Awards
March 31, 2009	1,491,000	$939,000
December 31, 2008	163,000	$70,000
June 30, 2008	29,500	$98,000
March 31, 2008	1,380,000	$4,711,000

The Company will recognize the fair value of the awards in expense over the service periods of the grants. The fair value of the awards was determined based on the closing price of ITC^DeltaCom’s common stock on the date of the grant as reported on the OTC Bulletin Board.

The Company recognized stock-based compensation in the total amount of $529,000 and $672,000 in the three months ended March 31, 2009 and 2008, respectively, including compensation related to existing stock option awards, to restricted stock units granted in the current and prior years, and to equity securities granted to three senior officers in the year ended December 31, 2005. As of March 31, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was $4.2 million.

8.	Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company in prior years. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2009 through March 31, 2009 (in thousands):

	Balance at December 31, 2008	Accruals	Write-offs/ Payments	Balance at March 31, 2009
Restructuring charges—office space leases	$1,719	$—	$(293)	$1,426

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other current liabilities” in the following table (in thousands).

	Balance at December 31, 2008	Balance at March 31, 2009
Other current liabilities	$1,172	$1,148
Long-term restructuring liabilities	547	278

Total	$1,719	$1,426

9.	Commitments and Contingencies

Purchase Commitments

At March 31, 2009, the Company had entered into agreements with vendors to purchase approximately $8.7 million of equipment and services during the year ending December 31, 2009 related to the improvement and installation of switches, other network equipment and certain services.

Legal Proceedings

In the normal course of its business, the Company is a party or otherwise subject to litigation and various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 11 to the Company’s audited consolidated financial statements included in the 2008 Form 10-K. Other than such proceedings, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Regulatory Proceedings

The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by the regional former Bell operating companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the communications laws through litigation and legislation that would adversely affect competitive carriers, including the Company. If successful, these initiatives could make it more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this management’s discussion and analysis, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Some of these risks are discussed below and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2008 fiscal year and in our subsequent SEC filings. The following management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our 2008 fiscal year and the financial statements and related notes included in that report. Except as required by applicable law, we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

As of March 31, 2009, we served our markets, primarily in our eight-state region, through 43 branch office locations. As of the same date, our fiber optic network of 11,967 route miles was deployed from New York to Florida and from Georgia to Texas.

During the first quarter of 2009, we:

•	recorded operating income of $4.9 million compared to $1.8 million in the first quarter of 2008 and a net loss of $(2.6) million compared to a net loss of $(5.9) million in the first quarter of 2008;

•	increased adjusted EBITDA, as defined by us below, by 7.3% over the first quarter of 2008 to $22.4 million;

•	increased business local, data and Internet revenues by $1.7 million, or 2%, over the first quarter of 2008;

•

ended the quarter with over 428,800 voice lines in service, of which 86.2% were provided on our own network, which represented an increase from 82.5% provided on our own network at the end of the first quarter of 2008;

•	increased our core, facilities-based business voice lines in service by approximately 20,250 lines over the first quarter of 2008;

•

continued to derive benefit from investments in process redesign and other efficiency gains, resulting in selling, operations and administration expense of 35.8% of revenue compared to 37.1% of revenue in the first quarter of 2008;

•	generated $17.3 million in net cash provided by operating activities, which represented an increase of $427,000 over the first quarter of 2008; and

•	increased adjusted unlevered free cash flow, as defined by us below, by 72.8% over the first quarter of 2008 to $14 million from $8.1 million.

The first quarter of 2009 was characterized by adverse economic conditions in some of our markets and products. If these conditions persist in future fiscal periods, we expect that we may continue to experience a variety of adverse effects on our operations, including a decline in demand for services, increased pressure in the pricing of services for potential customers and for existing customers considering contract renewals, and the migration of some cost-sensitive customers to other carriers.

The following table presents information about our business as of the dates indicated.

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Branch offices	43	43	45	45	45
Colocations(1)	269	268	268	268	267
Voice and data switches, Nortel Call Server 2000 IP, Nortel DMS500 and Lucent 5E	21	21	21	21	21
Number of employees(2)	1,511	1,565	1,615	1,700	1,724

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods or as of the dates indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars

	Three Months Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
Integrated communications services revenues	$102,076	$102,757	$103,398	$104,357	$103,469

Wholesale services revenues:
Broadband transport	12,664	12,983	13,046	13,186	13,451
Local interconnection	740	1,034	1,193	1,210	1,235
Directory assistance and operator services	1,029	1,093	1,146	1,141	1,140
Other	1,185	1,122	1,117	888	813

Total wholesale services revenues	15,618	16,232	16,502	16,425	16,639

Equipment sales and related services revenues	4,281	3,826	4,817	4,766	4,675

Total operating revenues	$121,975	$122,815	$124,717	$125,548	$124,783

Increase (decrease) in total operating revenues (from previous quarter)	(0.7)%	(1.5)%	(0.7)%	0.6%	2.3%

At period end:
Retail business voice lines in service(1)
UNE-T and UNE lines(2)	369,787	369,496	368,724	362,174	349,537
Resale and commercial agreement lines(3)	59,017	62,629	66,300	70,167	74,362

Total retail business voice lines in service	428,804	432,125	435,024	432,341	423,899

Wholesale voice lines in service(4)	12,489	26,151	38,203	40,595	40,825

Total business voice lines in service(5)	441,293	458,276	473,227	472,936	464,724

(1)	Lines in service includes only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.
(2)	Facilities-based service offering in which we provide local service through our owned and operated switching facilities.
(3)	Voice lines for local and mobile services served via commercial agreements and reselling incumbent local exchange carrier tariff offerings.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Operating Revenues. Total operating revenues decreased $2.8 million, or 2.3%, to $122 million for the three months ended March 31, 2009, or the “2009 quarter,” from $124.8 million for the three months ended March 31, 2008, or the “2008 quarter.”

Integrated communications services revenues decreased $1.4 million, or 1.3%, to $102.1 million for the 2009 quarter from $103.5 million for the 2008 quarter. The decrease resulted primarily from a decline of $3.2 million in carrier access and long distance revenues, which was offset in part by increases of $1.8 million in local and data service revenues. Long distance revenues decreased to approximately 10.3% of our total operating revenues for the 2009 quarter from 11.9% of our total operating revenues for the 2008 quarter as a result of a 6% decline in billable minutes and a 10% decline in our average rate billed per minute. We increased our total long distance minutes of use bundled within our local services product offering from 16% of our total long distance minutes for the 2008 quarter to 18% for the 2009 quarter.

We continue to pursue a strategy to improve profitability by reducing the proportion of our local lines provided through higher cost resale and commercial agreements (former UNE-P) services. As a result, we experienced an increase of approximately 20,250 facilities-based local lines and a decrease of approximately 15,300 in resale and commercial agreement lines from the end of the 2008 quarter to the end of the 2009 quarter. During the 2009 quarter, we experienced a net decrease in billable local lines of approximately 3,300 lines from the addition of approximately 300 facilities-based local lines, net of approximately 3,600 resale and commercial agreement lines that were disconnected or converted to facilities-based lines. The decrease in net billable local lines was attributable to slower than normal sales due to adverse economic conditions in some of our markets.

Revenues generated by sales of wholesale services for the 2009 quarter decreased $1 million, or 6%, to $15.6 million from $16.6 million for the 2008 quarter. Local interconnection revenues declined $495,000 from the 2008 quarter as a result of the continued contraction of the dial-up Internet business. For the 2009 quarter, revenues from broadband transport services decreased $787,000 as a result of competitive market pressures and industry consolidation, while other wholesale services revenues increased $372,000. Directory assistance and operator services revenues for the 2009 quarter decreased $111,000 from the 2008 quarter.

Revenues from equipment sales and related services decreased $394,000, or 8.4%, to $4.3 million for the 2009 quarter from $4.7 million for the 2008 quarter as a result of reduced demand for telephone systems. Revenues from equipment sales and related services for the 2009 quarter increased $455,000 over the fourth quarter of 2008.

Cost of Services and Equipment. Total cost of services and equipment of $56.5 million, which represented 46.3% of total operating revenues for the 2009 quarter, decreased $1.9 million from total cost of services of $58.4 million, which represented 46.8% of total operating revenues for the 2008 quarter. The decrease in total cost of services for the 2009 quarter was attributable to a reduction in our network cost structure, a reduction in the cost of providing long distance services resulting primarily from a decrease in the volume of such services, and a reduction in the cost of equipment sales resulting from decreased sales of equipment. The effects of these factors were partially offset by the increased cost of new facilities required to support services to existing and new customers for our integrated communications services and our wholesale services.

We have been reducing our network cost structure by continuing to decrease the number of high-cost commercial agreement and resale lines in both absolute numbers and as a percentage of total lines, and by continuing to pursue initiatives to reduce our cost of services. These initiatives include capital investments in our intercity transport facilities, renegotiation of our contracts with other carriers, expansion of DS1 central office colocations, use of alternative local providers, least-cost routing of interexchange carrier calls, and improved vendor audit and vendor dispute processes.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $43.7 million for the 2009 quarter decreased $2.6 million from $46.3 million for the 2008 quarter. As a percentage of total operating revenues, selling, operations and administration expense declined to 35.8% for the 2009 quarter from 37.1% for the 2008 quarter. The decrease in selling, operations and administration expense for the 2009 quarter was primarily attributable to a $2.7 million decrease in compensation-related cost. Lower legal and other professional fees, insurance, advertising, corporate overhead, and property taxes contributed to an additional decrease of approximately $1.1 million in such expense. The positive impact of those decreased costs was offset by combined increases totaling approximately $1.2 million of expenses for bad debts, facilities, maintenance and commissions paid to our independent sales agents.

The total number of our employees decreased to 1,511 at March 31, 2009 from approximately 1,565 at December 31, 2008. Our investment in automating provisioning and other support functions has allowed us to take advantage of attrition in those functions, obviating the need to replace some personnel. When necessary, we supplement our work force by partnering with specialized vendors to provide some functions in the fulfillment of customer orders. We continue to maintain a strong sales presence in our branch offices near our customers.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.4 million from $18.3 million for the 2008 quarter to $16.9 million for the 2009 quarter. The decrease in depreciation and amortization expense was primarily attributable to the decreased cost of capital asset investments we placed in service after 2002 compared to prior years, as we continue to maximize the use of our existing network investments.

Interest Expense. Interest expense decreased $779,000 from $8.3 million for the 2008 quarter to $7.5 million for the 2009 quarter. The decrease was attributable to reductions in the weighted average interest rates that accrued on our outstanding borrowings from 9.2% at March 31, 2008 to 8.6% at March 31, 2009. Interest expense resulting from amortization of debt discount and debt issuance costs was stable at $612,000 for the 2008 quarter compared to $607,000 for the 2009 quarter.

Adjusted EBITDA. Adjusted EBITDA, as defined by us, represents net income (loss) before interest income and expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss. Not all of these adjustments are applicable in every period. Adjusted EBITDA is not a financial measurement under accounting principles generally accepted in the United States, or “GAAP.” Our management uses adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue and cash flows from operations, to assess our historical and prospective operating performance. See “Management’s Discussion and Analysis of Financial

Condition and Results of Operations—Overview—Adjusted EBITDA” in our Annual Report on Form 10-K for our 2008 fiscal year for a discussion of our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement.

The following table sets forth, for the 2009 and 2008 quarters, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(2,596)	$(5,865)
Add: non-EBITDA items included in net loss:
Depreciation and amortization	16,919	18,316
Interest income and expense, net	7,524	7,741
Stock-based compensation	529	672
Other (income) loss	(19)	(31)

Adjusted EBITDA	$22,357	$20,833

Adjusted EBITDA increased $1.5 million, or 7.3%, from the 2008 quarter to $22.4 million for the 2009 quarter. The increase in adjusted EBITDA resulted from a decrease of $2.4 million in selling, operations and administration expense excluding stock-based compensation and a decrease of $1.9 million in the cost of services and equipment, which were offset in part by a decrease of $2.8 million in total operating revenues.

Cash Flows. The following table sets forth, for the 2009 and 2008 quarters, information about our cash flows as disclosed in our consolidated statements of cash flows (in thousands):

	March 31,
	2009	2008
Cash flows (used in) provided by:
Operating activities	$17,271	$16,844
Investing activities	(6,792)	(13,232)
Financing activities	(1,414)	(717)

Adjusted Unlevered Free Cash Flow. Adjusted unlevered free cash flow is defined by us as adjusted EBITDA, as defined above, less capital expenditures (including equipment purchased through capital leases) and change in accounts payable-construction as disclosed in our consolidated statements of cash flows. Adjusted unlevered free cash flow is not a measurement of financial performance under GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted Unlevered Free Cash Flow” in our Annual Report on Form 10-K for our 2008 fiscal year for a discussion of our reasons for including adjusted unlevered free cash flow data in this report and for material limitations with respect to the usefulness of this measurement.

The following table sets forth, for the 2009 and 2008 quarters, a quantitative reconciliation of adjusted unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$17,271	$16,844

Adjustments to reconcile net cash provided by operating activities to adjusted unlevered free cash flow
Elements included in net cash provided by operating activities not included in adjusted unlevered free cash flow:
Total changes in current operating assets and liabilities	(154)	(2,104)
Provision for bad debts	(1,680)	(1,005)
Interest expense excluding interest paid in kind and in common stock, and amortization of debt issuance costs and debt discount, net of interest income	6,917	7,129
Other (income) loss	3	(31)

Adjusted EBITDA	22,357	20,833
Less:
Capital expenditures (including equipment purchased through capital leases)	(10,096)	(13,016)
Change in accounts payable-construction	1,767	275

Adjusted unlevered free cash flow	$14,028	$8,092

Adjusted unlevered free cash flow increased $5.9 million, or 72.8%, to $14 million for the 2009 quarter from $8.1 million for the 2008 quarter. The increase in adjusted unlevered free cash flow resulted from an increase in adjusted EBITDA of $1.5 million and a decrease of $4.4 million in capital expenditures and changes in accounts payable-construction.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2009 and 2008 quarters, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by operating activities was $17.3 million in the 2009 quarter and $16.8 million in the 2008 quarter. Changes in working capital were $154,000 in the 2009 quarter and $2.1 million in the 2008 quarter. The increase in working capital in the 2009 quarter resulted primarily from a reduction of $1.6 million in accounts receivable, an increase of $4.8 million in trade accounts payable and a reduction of $390,000 in inventory, which were offset in part by an increase of $708,000 in prepaid expenses, a $333,000 decrease in unearned revenue and a decrease of $5.6 million in accrued liabilities. The increase in trade accounts payable was due to the timing of payments made to major vendors. The increase in working capital in the 2008 quarter resulted primarily from a reduction of $1.7 million in accounts receivable, an increase of $7.7 million in trade accounts payable, a reduction of $259,000 in inventory and a $222,000 increase in unearned revenue, which were offset in part by an increase of $2.7 million in prepaid expenses and a decrease of $5.1 million in accrued liabilities.

Cash used in investing activities was $6.8 million in the 2009 quarter and $13.2 million in the 2008 quarter. In the 2009 quarter, we used $8.3 million to fund capital expenditures and $293,000 to pay accrued restructuring costs related to prior years. We also received $1.7 million proceeds from sale of our short-term investments and $153,000 from proceeds of our sale of fixed assets. In the 2008 quarter, we used $12.7 million to fund capital expenditures and $331,000 to pay accrued restructuring costs related to prior years.

Cash used in financing activities in the 2009 quarter of $1.4 million was applied to repayment of long-term debt and capital lease obligations. Cash used in financing activities in the 2008 quarter totaled $717,000 and included $29.9 million proceeds from our rights offering for common stock, net of issuance costs. We applied the rights offering gross proceeds of $30.1 million to the redemption of a portion of our outstanding 6% Series H Convertible Redeemable Preferred Stock. We also applied $582,000 in the 2008 quarter to repayment of long-term debt and capital lease obligations.

Indebtedness. At March 31, 2009, we had approximately $308.1 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 8.6%, including debt discount and excluding deferred financing costs.

Our first lien and second lien credit facility agreements require us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreements) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. Our first lien credit facility agreement also contains financial covenants specifying (as defined for purposes of the agreement) the minimum ratio of our consolidated EBITDA to our consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA for each measurement period. As of March 31, 2009, we were in compliance with all of our financial covenants under each of the foregoing credit facilities.

Cash Requirements. At March 31, 2009, we had entered into agreements with vendors to purchase approximately $8.7 million of services and property, plant and equipment during 2009 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2009 will total approximately $50 million to $60 million, including $4.5 million of commitments at March 31, 2009. We made $8.3 million of capital expenditures in the first quarter of 2009, most of which we invested in our network upgrade initiative. The actual amount and timing of our capital requirements may differ materially from our expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

We believe that our cash on hand and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan or to complete acquisitions of other businesses. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing, which would be subject to limitations imposed by covenants contained in our credit facility agreements and would be negatively affected by the continuation of adverse conditions in the credit and capital markets.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $309.8 million principal amount of our first lien and second lien credit facility debt as of March 31, 2009. All $309.8 million of such debt accrued interest at variable rates when we incurred such debt at July 31, 2007. On August 24, 2007, we entered into a receive-floating, pay-fixed interest rate swap agreement with a financial institution. We designated this instrument as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in our credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009. As a result, we have reduced the market risk exposure to changing interest rates to $99.8 million of our outstanding borrowings as of March 31, 2009. A change of one percentage point in the interest rate applicable to this $99.8 million of variable-rate debt as of March 31, 2009 would result in a fluctuation of approximately $998,000 in our annual interest expense.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

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

ITC^DeltaCom, Inc. (Registrant)

Dated: May 11, 2009	By:	/s/ Richard E. Fish, Jr.
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