Form 10-Q
period 2009-06-30
ITC DELTACOM INC
filed 2009-08-07
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 3, 2009
Common Stock, $.01 par value	81,136,456 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of June 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss of ITC^DeltaCom, Inc. and Subsidiaries for the three and six months ended June 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the six months ended June 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

Part II. Other Information

Item 1A.	Risk Factors	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

Signatures		26

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,802	$56,683
Short-term investments (Note 4)	452	3,278
Restricted cash equivalents	956	955
Accounts receivable, less allowance for doubtful accounts of $4,101 and $4,549 in 2009 and 2008, respectively	45,056	51,348
Inventory	3,025	3,288
Prepaid expenses and other	5,665	5,532

Total current assets	128,956	121,084

INVESTMENTS HELD FOR SALE (Note 4)	1,345	1,345

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $322,068 and $289,347 in 2009 and 2008, respectively	200,153	210,747

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $16,935 and $15,665 in 2009 and 2008, respectively	3,538	4,807
Other long-term assets	8,561	9,569

Total other long-term assets	47,208	49,485

Total assets	$377,662	$382,661

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$32,595	$25,815
Construction	2,589	1,797
Accrued interest	441	315
Accrued compensation	5,872	9,323
Unearned revenue	20,952	21,768
Other current liabilities	18,596	20,235
Interest rate swap agreement (Note 5)	2,275	5,610
Current portion of long-term debt and capital lease obligations (Note 5)	2,295	2,319

Total current liabilities	85,615	87,182

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 8)	151	792
Long-term debt and capital lease obligations (Note 5)	305,323	307,088

Total long-term liabilities	305,474	307,880

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ DEFICIT (Note 6):
Common stock, par value $0.01; 350,000,000 shares authorized; 81,136,456 and 80,867,040 shares issued and outstanding in 2009 and 2008, respectively	811	808
Additional paid-in capital	728,645	727,666
Accumulated deficit	(740,608)	(735,265)
Accumulated other comprehensive loss (Note 5)	(2,275)	(5,610)

Total stockholders’ deficit	(13,427)	(12,401)

Total liabilities and stockholders’ deficit	$377,662	$382,661

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Integrated communications services	$100,053	$104,357	$202,129	$207,826
Wholesale services	14,625	16,425	30,243	33,064
Equipment sales and related services	3,925	4,766	8,206	9,441

TOTAL OPERATING REVENUES	118,603	125,548	240,578	250,331

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	54,627	57,461	111,104	115,829
Selling, operations and administration	41,817	46,818	85,487	93,072
Depreciation and amortization	17,216	18,945	34,135	37,261

Total operating expenses	113,660	123,224	230,726	246,162

OPERATING INCOME	4,943	2,324	9,852	4,169

OTHER (EXPENSE) INCOME:
Interest expense	(7,552)	(7,868)	(15,091)	(16,186)
Interest income	14	299	29	876
Other income (expense)	(151)	397	(132)	428

Total other expense, net	(7,689)	(7,172)	(15,194)	(14,882)

LOSS BEFORE INCOME TAXES	(2,746)	(4,848)	(5,342)	(10,713)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(2,746)	(4,848)	(5,342)	(10,713)
PREFERRED STOCK DIVIDENDS AND ACCRETION	—	—	—	(7,073)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,746)	$(4,848)	$(5,342)	$(17,786)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(0.03)	$(0.06)	$(0.07)	$(0.23)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	80,954,845	80,748,100	80,911,185	78,567,987

COMPREHENSIVE LOSS
NET LOSS	$(2,746)	$(4,848)	$(5,342)	$(10,713)
OTHER COMPREHENSIVE LOSS
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax (Note 5)	1,529	3,677	3,335	(413)

COMPREHENSIVE LOSS	$(1,217)	$(1,171)	$(2,007)	$(11,126)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,342)	$(10,713)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,135	37,261
Provision for uncollectible accounts	2,730	1,905
Stock-based compensation	1,067	1,238
Amortization of debt issuance costs and debt discount	1,213	1,223
Loss (gain) on fixed assets	73	(428)
Changes in current operating assets and liabilities:
Accounts receivable, net	3,561	4,019
Inventory	263	849
Prepaid expenses	(133)	(2,558)
Accounts payable	6,862	854
Accrued interest	126	(6)
Unearned revenue	(817)	260
Accrued compensation and other accrued liabilities	(5,037)	(3,196)

Total adjustments	44,043	41,421

Net cash provided by operating activities	38,701	30,708

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,586)	(24,403)
Change in accounts payable—construction	792	(2,525)
Proceeds from sale of short-term investments	2,826	—
Proceeds from sale of fixed assets	243	593
Change in restricted cash	(1)	354
Payment for accrued restructuring and merger costs	(545)	(662)
Other	(316)	(24)

Cash used in investing activities	(19,587)	(26,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering of common stock, net of issuance costs (Note 6)	—	29,949
Redemption of Series H preferred stock (Note 6)	—	(30,084)
Repayments of long-term debt and capital lease obligations	(1,995)	(1,165)

Cash used in financing activities	(1,995)	(1,300)

CHANGE IN CASH AND CASH EQUIVALENTS	17,119	2,741

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,683	57,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,802	$60,246

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$13,752	$14,908
NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$—	$7,073
Common stock issued for conversion of preferred stock	$—	$11,137

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

The accompanying condensed consolidated financial statements present results for the three and six months ended June 30, 2009. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2009 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

2.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements by providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on the Company’s results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2 delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 effective January 1, 2009 for nonfinancial assets and liabilities other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on its results of operations or financial position.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 107-1 and Accounting Principles Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” all effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance for identifying circumstances that identify transactions that are not orderly. It also modifies disclosure requirements under SFAS No. 157 for interim and annual reporting periods to include inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 115-2 and 124-2 provide recognition guidance for debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment. FSP FAS 107-1 and ABP 28-1 apply to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” held by publicly traded companies and provides that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures are required to include the fair value of all financial instruments for which it is practicable to estimate that value, and whether recognized or not recognized in the statement of financial position as required by SFAS No. 107. The Company’s adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 effective April 1, 2009 did not have a material effect on its results of operations or financial position.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” effective for interim or annual periods ending after June 15, 2009. SFAS No. 165 sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Subsequent events have been evaluated for potential recognition or disclosure through August 7, 2009, the date on which the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” effective for interim and annual periods ending after September 15, 2009. SFAS No. 168 establishes the “FASB Accounting Standards Codification TM”(“the Codification”) as the single source of authoritative United States generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The FASB will issue Accounting Standards Updates, which will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification.

A description of other recent accounting pronouncements applicable to the Company is set forth in Note 2 to the consolidated financial statements included in the 2008 Form 10-K.

3.	Fair Value Measurements

SFAS No. 157, “Fair Value Measurements,” defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP defers application of SFAS No. 157 for non-financial assets and liabilities to fiscal years beginning after November 15, 2008, which for the Company will be its fiscal year ending December 31, 2009. SFAS No. 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. As of January 1, 2008, the Company adopted the required provisions of SFAS No. 157, as amended by FSP No. 157-2. Those provisions relate to the Company’s financial assets and liabilities carried at fair value in the accompanying condensed consolidated balance sheets and the Company’s fair value disclosures related to financial assets and liabilities. The adoption of SFAS No. 157 did not have a material effect on the Company’s results of operations or financial position.

SFAS No. 157 establishes a three-tier fair value hierarchy of valuation techniques that prioritizes the inputs used in measuring fair value and requires certain disclosures about fair values used in financial statements. There are three levels of inputs to fair value measurements: Level 1, meaning the use of quoted prices for identical instruments in active markets; Level 2, meaning observable inputs other than Level 1, including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data, as well as derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data; and Level 3, meaning the use of unobservable inputs. Observable market data should be used when available.

The following table shows the assets and liabilities measured at fair value that are included in the accompanying consolidated balance sheets as of June 30, 2009 and the fair value hierarchy level, as defined in SFAS No. 157 (in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	June 30, 2009
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$73,802	$73,802	$—	$—
Short-term investments	452	—	—	452
Restricted cash equivalents	956	956	—	—
Investments held for sale	1,345	—	—	1,345
Liabilities
Derivative financial instrument	2,275	—	2,275	—

The Company records its cash and cash equivalents at estimated fair value. The Company classified its investment in shares of the Primary Fund of The Reserve Fund (Note 4) as Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Primary Fund and its underlying securities. The Company assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund. The Company also applies fair value accounting to its derivative financial instrument in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” The value of the interest rate swap agreement was determined using a pricing model with observable market inputs taking into account credit risk.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

	Short-term investments	Investments held for sale
Balance at December 31, 2008	$3,278	$1,345
Change in fair value included in earnings (losses)	—	—
Sales	(2,826)	—

Balance at June 30, 2009	$452	$1,345

Losses included in earnings attributable to the change in unrealized losses relating to assets held at June 30, 2009	$—	$—

Fair Value of Debt (in thousands)

	June 30, 2009	December 31, 2008
Carrying amount	$307,618	$309,407
Fair value	228,827	227,195

There is no quoted market value for loans outstanding under the Company’s first lien credit facility or second lien credit facility. Based on market conditions, management estimated the fair value of the Company’s debt to be 74% of face value at June 30, 2009 and 73% of face value at December 31, 2008.

4.	Investments

On June 30, 2009 and December 31, 2008, the Company’s short-term investments and investments held for sale consisted of an investment in the Primary Fund of The Reserve Fund, a registered money market fund that is being liquidated. On September 12, 2008, the Company had invested $25.4 million at cost in the Primary Fund. Through December 31, 2008, the Company received cash payments from the Primary Fund totaling $20 million and recognized a pro rata share of estimated losses totaling $753,000 in connection with the Primary Fund. The Company received cash payments of $1.7 million from the Primary Fund in February 2009 and $1.1 million in April 2009. On February 26, 2009, The Reserve Fund publicly announced that its board of trustees had determined to set aside $3.5 billion, or 8.28 cents per share, in a special reserve to satisfy anticipated costs and expenses of the Primary Fund, including legal and accounting fees, pending or threatened claims against the Primary Fund, its officers and trustees, and claims for indemnification and other claims that could be made against the Primary Fund’s assets, and that distributions will be made to shareholders on a pro rata basis out of the Primary Fund’s assets up to 91.72 cents per share unless the board of trustees determines to increase the special reserve. Based on information subsequently published on the SEC’s web site, the SEC is seeking an order from the U.S. District Court for the Southern District of New York requiring the Primary Fund to return its remaining assets to shareholders expeditiously on a pro rata basis without any deduction for the aforementioned special reserve for costs, expenses and pending or threatened claims.

At June 30, 2009, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” the Company has classified the $1.8 million total remaining book value of its investment as (a) $452,000 in short-term investments consisting of its remaining pro rata share of the announced per share distribution of 91.72 cents, and (b) $1.3 million held in the foregoing special reserve as long-term investments held for sale at June 30, 2009, as it is unable to predict the timing or amount of distributions, if any, which may be received from the special reserve. The Company believes it has recognized all of its pro rata share of the Primary Fund’s losses known at this time. Depending upon the outcome of pending litigation and upon market liquidity, it may be necessary for the Company to record additional losses in future periods up to the $1.8 million amount of its remaining investment in the Primary Fund, or the Company instead may recover the book value of its remaining investment and may also recover a portion of its previously recognized losses excluding its pro rata share of the Lehman Brothers loss in the approximate amount of $389,000.

5.	Long-Term Debt, Capital Lease Obligations and Derivative Financial Instruments

Long-Term Debt

Long-term debt and capital lease obligations at June 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,607 in 2009 and $1,812 in 2008	$224,115	$225,888
Second lien credit facility due July 31, 2014	75,000	75,000
Revolving credit facility due July 31, 2012	8,500	8,500
Capital lease obligations at varying interest rates, maturing through July 2009	3	19

Total	307,618	309,407
Less current maturities	(2,295)	(2,319)

Total	$305,323	$307,088

The Company’s first lien credit facility includes the first lien term loan facility due July 31, 2013 and a $10 million revolving credit facility due July 31, 2012. The Company drew down $5 million principal amount of borrowings in September 2008 and $3.5 million principal amount of borrowings in October 2008 under the revolving credit facility. The Company had utilized approximately $900,000 of the revolving credit facility as of June 30, 2009 to secure letters of credit issued primarily to secure performance obligations. Approximately $600,000 of the facility remained available and unutilized at June 30, 2009.

Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the three months ended March 31, 2008. The Company may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified London interbank offered rate (“LIBOR”) plus 4.00%. As of June 30, 2009, the annual interest rate on borrowings outstanding under the first lien credit facility was 4.6%, excluding the effect of the cash flow hedge described below. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. As of June 30, 2009, the annual interest rate on borrowings outstanding under the revolving credit facility was 4.60%. The Company may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

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

The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the facility. Borrowings outstanding under the second lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of June 30, 2009, the annual interest rate on borrowings outstanding under the second lien credit facility was 8.10%.

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

As of June 30, 2009, the Company had approximately $307.6 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 8.45%, including the effect of the cash flow hedge described below and debt discount, and excluding deferred financing costs.

As of June 30, 2009 and December 31, 2008, the Company was in compliance with all of the financial covenants under its credit facilities.

Interest cost included amortized debt discount of $103,000 and $206,000 for the three and six months ended June 30, 2009, respectively, and $104,000 and $208,000 for the three and six months ended June 30, 2008, respectively.

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

The Company accounts for its interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended.” SFAS No. 133 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required by SFAS No. 133 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualifies as a cash flow hedge under SFAS No. 133. The critical terms of the hedging instrument match the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument match the same terms of the interest-bearing liability. The Company assesses the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company uses the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective as of December 31, 2008, March 31, 2009 and June 30, 2009. The Company recognizes (1) the swap at its fair value as an asset or liability in its balance sheet and marks the swap to fair value through other comprehensive income (loss), (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap was a $5.6 million liability at December 31, 2008 and a $2.3 million liability at June 30, 2009, and is included in current liabilities in the accompanying condensed consolidated balance sheets. Changes in unrealized gains (losses) of $1.5 million and $3.3 million for the three and six months ended June 30, 2009, respectively, and $3.7 million and $(413,000) for the three and six months ended June 30, 2008, respectively, are included in “other comprehensive loss” in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

On January 29, 2008, ITC^DeltaCom sold 9,928,779 shares of its common stock for $3.03 per share and received gross proceeds of approximately $30.1 million pursuant to the exercise of non-transferable rights distributed to ITC^DeltaCom’s stockholders in connection with the rights offering. ITC^DeltaCom used all of the proceeds of the rights offering to redeem a total of 300,842 shares of its Series H preferred stock on January 29, 2008. In connection with the consummation of the rights offering, ITC^DeltaCom issued on the same date to the three institutional holders of the Series H preferred stock a total of 3,675,306 shares of common stock valued at $3.03 per share, or approximately $11.1 million in total, upon the conversion of a total of 111,373 unredeemed shares of Series H preferred stock owned by such holders. The Company recorded this conversion and redemption as a reduction of approximately $11.1 million of the outstanding book value of the Series H preferred stock and an increase in common stock par value and additional paid-in capital of approximately $11.1 million. The Company recognized the accretion of the beneficial conversion discount as a charge to common stockholders in the amount of $6.9 million in the six months ended June 30, 2008 included in the accompanying condensed consolidated statements of operations and comprehensive loss.

7.	Stock-Based Compensation

The Company maintains two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan. The Compensation Committee of ITC^DeltaCom’s Board of Directors administers the Stock Incentive Plan and approves the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. On February 6, 2008, the Board of Directors, upon the recommendation of the Compensation Committee, approved amendments to the Stock Incentive Plan that increased by 3,300,000 shares to 6,305,334 shares the total number of shares of common stock that may be issued under the Stock Incentive Plan and fixed the termination date of the Stock Incentive Plan, as amended, as the tenth anniversary of the amendment date. On August 5, 2009, the Board of Directors, upon the recommendation of the Compensation Committee, approved amendments to the Stock Incentive Plan that increased by 5,000,000 shares to 11,305,334 shares the total number of shares of common stock that may be issued under the Stock Incentive Plan. Option vesting schedules generally range from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period. The option price for any option may not be less than 100% of the fair market value of the stock covered by the option on the date of grant, except that, in the case of an incentive stock option, the option price may not be less than 110% of such fair market value if the optionee is the beneficial owner of 10% or more of ITC^DeltaCom’s voting capital stock.

The only participants in the Amended and Restated Executive Stock Incentive Plan, which is administered by ITC^DeltaCom’s Board of Directors, are three senior officers of the Company who have received awards under the plan. A description of the awards is set forth in Note 9 to the consolidated financial statements included in the 2008 Form 10-K.

The Company granted restricted stock units for shares of common stock as follows:

Three Months Ended	Approximate Number of Shares	Approximate Fair Value of the Awards
June 30, 2009	45,000	$41,000
March 31, 2009	1,491,000	$939,000
December 31, 2008	163,000	$70,000
June 30, 2008	29,500	$98,000
March 31, 2008	1,380,000	$4,711,000

The Company will recognize the fair value of the awards in expense over the service periods of the grants. The fair value of the awards was determined based on the closing price of ITC^DeltaCom’s common stock on the date of the grant as reported on the OTC Bulletin Board.

The Company recognized stock-based compensation in the total amount of $539,000 and $1.1 million in the three and six months ended June 30, 2009, respectively, and $566,000 and $1.2 million in the three and six months ended June 30, 2008, respectively. Stock-based compensation for those periods related to existing stock option awards, to restricted stock units granted in the current and prior years, and through March 31, 2009, to equity securities granted to three officers in the year ended December 31, 2005. As of June 30, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was $3.7 million.

8.	Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company in prior years. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2009 through June 30, 2009 (in thousands):

	Balance at December 31, 2008	Accruals	Write-offs/ Payments	Balance at June 30, 2009
Restructuring charges—office space leases	$1,719	$—	$(546)	$1,173

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other current liabilities” in the following table (in thousands).

	Balance at December 31, 2008	Balance at June 30, 2009
Other current liabilities	$1,172	$1,055
Long-term restructuring liabilities	547	118

Total	$1,719	$1,173

9.	Commitments and Contingencies

Purchase Commitments

At June 30, 2009, the Company had entered into agreements with vendors to purchase approximately $5.7 million of equipment and services during the year ending December 31, 2009 related to the improvement and installation of switches, other network equipment and the provision of certain services.

Legal Proceedings

In the normal course of its business, the Company is a party or otherwise subject to litigation and various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 11 to the Company’s consolidated financial statements included in the 2008 Form 10-K. Other than such proceedings, there are no legal proceedings pending against the Company that management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

As of June 30, 2009, we served our markets, primarily in our eight-state region, through 43 branch office locations. As of the same date, our fiber optic network of 12,020 route miles was deployed from New York to Florida and from Georgia to Texas.

During the second quarter of 2009, we:

•

recorded operating income of $4.9 million compared to operating income of $2.3 million in the second quarter of 2008 and a net loss of $(2.7) million compared to a net loss of $(4.8) million in the second quarter of 2008;

•	increased adjusted EBITDA, as defined by us below, by 4.0% over the second quarter of 2008 to $22.7 million;

•	experienced a decrease in total operating revenues of $6.9 million, or 5.5%, from the second quarter of 2008;

•	experienced a decrease in business local, data and Internet revenues of $1.8 million, or 2.1%, from the second quarter of 2008;

•

ended the quarter with over 428,400 voice lines in service, of which 86.9% were provided on our own network, which represented an increase from 83.8% provided on our own network at the end of the second quarter of 2008;

•	increased our core, facilities-based business voice lines in service by approximately 10,200 lines over the second quarter of 2008 and by 2,600 lines over the first quarter of 2009;

•	experienced a decrease in total business voice lines in service of approximately 3,900 lines from the second quarter of 2008 and 400 lines from the first quarter of 2009;

•

continued to derive benefit from investments in process redesign and other efficiency gains, resulting in selling, operations and administration expense equal to 35.3% of revenue compared to 37.3% of revenue in the second quarter of 2008;

•	generated $21.4 million in net cash provided by operating activities, which represented an increase of $7.5 million over the second quarter of 2008; and

•	increased adjusted unlevered free cash flow, as defined by us below, by 21.1% over the second quarter of 2008 to $9.2 million from $7.6 million.

The second quarter of 2009 was characterized by the persistence of economic conditions that have adversely affected some of our markets and products since the latter half of 2008. These conditions have negatively affected our operations by causing a contraction in the businesses of some of our existing customers, increasing the cost sensitivity of existing and new customers and contributing to a decline in the number of new customers. If these conditions continue into future fiscal periods, we expect that we may continue to experience a variety of adverse effects on our operations, including a decline in demand for our services, increased pressure in the pricing of services for potential customers and for existing customers considering contract renewals, and the migration of some cost-sensitive customers to other carriers.

The following table presents information about our business as of the dates indicated.

	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Branch offices	43	43	43	45	45
Colocations(1)	271	269	268	268	268
Voice and data switches, Nortel Call Server 2000 IP, Nortel DMS500 and Lucent 5E	21	21	21	21	21
Number of employees(2)	1,452	1,511	1,565	1,615	1,700

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods or as of the dates indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Integrated communications services revenues	$100,053	$102,076	$102,757	$103,398	$104,357

Wholesale services revenues:
Broadband transport	12,237	12,664	12,983	13,046	13,186
Local interconnection	308	740	1,034	1,193	1,210
Directory assistance and operator services	1,019	1,029	1,093	1,146	1,141
Other	1,061	1,185	1,122	1,117	888

Total wholesale services revenues	14,625	15,618	16,232	16,502	16,425

Equipment sales and related services revenues	3,925	4,281	3,826	4,817	4,766

Total operating revenues	$118,603	$121,975	$122,815	$124,717	$125,548

Increase (decrease) in total operating revenues (from previous quarter)	(2.8)%	(0.7)%	(1.5)%	(0.7)%	0.6%

At period end:
Retail business voice lines in service(1)
UNE-T and UNE lines(2)	372,413	369,787	369,496	368,724	362,174
Resale and commercial agreement lines(3)	56,022	59,017	62,629	66,300	70,167

Total retail business voice lines in service	428,435	428,804	432,125	435,024	432,341

Wholesale voice lines in service(4)	8,625	12,489	26,151	38,203	40,595

Total business voice lines in service(5)	437,060	441,293	458,276	473,227	472,936

(1)	Lines in service includes only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.
(2)	Facilities-based service offering in which we provide local service through our owned and operated switching facilities.
(3)	Voice lines for local and mobile services served via commercial agreements and reselling incumbent local exchange carrier tariff offerings.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Operating Revenues. Total operating revenues decreased $6.9 million, or 5.5%, to $118.6 million for the three months ended June 30, 2009, or the “2009 quarter,” from $125.5 million for the three months ended June 30, 2008, or the “2008 quarter.” Total operating revenues decreased $9.7 million, or 3.9%, to $240.6 million for the six months ended June 30, 2009, or the “2009 six-month period,” from $250.3 million for the six months ended June 30, 2008, or the “2008 six-month period.”

Operating revenues from our integrated communications services decreased $4.3 million, or 4.1%, to $100.1 million for the 2009 quarter from $104.4 million for the 2008 quarter. Integrated communications services revenues for the 2009 six-month period decreased $5.7 million, or 2.7%, to $202.1 million from $207.8 million for the 2008 six-month period. The decreases for the 2009 quarter and 2009 six-month periods resulted primarily from decreases in carrier access and long distance revenues of $2.5 million for the 2009 quarter and $5.6 million for the 2009 six-month period as well as decreases in local and data service revenues of $1.8 million for the 2009 quarter and $57,000 for the six-month period caused by customer disconnects and pricing pressure related to adverse economic conditions. Long distance and carrier access revenues decreased to approximately 13% of our total operating revenues for the 2009 quarter from 14% of our total operating revenues for the 2008 quarter caused by customers migrating to mobile and bundled minute packages.

We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and Unbundled Network Element-Platform, or “UNE-P,” services. As a result, we experienced an increase of approximately 10,200 retail facilities-based local lines and a decrease of approximately 14,100 in resale and UNE-P lines from the end of the 2008 quarter to the end of the 2009 quarter, for a net decrease in total lines of 0.9%, or 3,900 total retail lines. During the 2009 quarter, we experienced a net decrease in billable retail local lines of approximately 400 lines, through our addition of approximately 2,600 facilities-based local lines, net of approximately 3,000 resale and UNE-P lines that were disconnected or converted to facilities-based lines.

Operating revenues generated by sales of wholesale services for the 2009 quarter decreased by $1.8 million, or 11%, to $14.6 million from $16.4 million for the 2008 quarter and declined 8.8%, or $2.9 million, to $30.2 million for the 2009 six-month period from $33.1 million for the 2008 six-month period. Local interconnection revenues declined $802,000 for the 2009 quarter and $1.2 million for the 2009 six-month period as a result of the continued contraction of the dial-up Internet business. Revenues from broadband transport services decreased $949,000 for the 2009 quarter and $1.7 million for the 2009 six-month period from the 2008 periods as the result of competitive market pressures, industry consolidation and reduced demand resulting from business contraction due to adverse economic conditions. Directory assistance and operator services revenues decreased $122,000 for the 2009 quarter and $234,000 for the 2009 six-month period from the prior corresponding periods due to decreased volume of calls serviced.

Operating revenues from equipment sales and related services decreased $841,000, or 17.5%, to $3.9 million for the 2009 quarter from $4.8 million for the 2008 quarter. Revenues from equipment sales and related services decreased $1.2 million, or 12.8%, from $9.4 million for the 2008 six-month period to $8.2 million for the 2009 six-month period. Revenues from equipment sales decreased as a result of reduced demand for telephone systems for the 2009 quarter and six-month periods compared to the 2008 quarter and six-month periods as customers delay capital investments and cancel maintenance agreements to conserve liquidity.

Cost of Services and Equipment. Total cost of services and equipment of $54.6 million, which represented 46.1% of total operating revenues for the 2009 quarter, decreased $2.9 million from total cost of services of $57.5 million for the 2008 quarter, which represented 45.8% of total operating revenues. Total cost of services and equipment of $111.1 million, or 46.2% of total operating revenues, for the 2009 six-month period represented a decrease of $4.7 million from total cost of services and equipment of $115.8 million, or 46.3% of total operating revenues, for the 2008 six-month period. The decrease in total cost of services for the 2009 periods was attributable to a reduction in our network costs and a reduction in the cost of equipment sales resulting from decreased sales of equipment. The effects of these factors were partially offset by the increased cost of new facilities required to support services to existing and new customers for our integrated communications services and our wholesale services.

The reduction in our network costs was attributable to a reduction in the number of high-cost UNE-P and resale lines in both absolute numbers and as a percentage of total lines and to our initiatives to reduce the cost of services. These initiatives include capital investments in our intercity transport facilities, renegotiation of our contracts with other carriers, expansion of DS1 central office colocations and use of alternative local providers.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $41.8 million, or 35.3% of total operating revenues, for the 2009 quarter decreased $5 million from $46.8 million, or 37.3% of total operating revenues, for the 2008 quarter. Selling, operations and administration expense of $85.5 million, or 35.5% of total operating revenues, for the 2009 six-month period decreased $7.6 million from $93.1 million, or 37.2% of total operating revenues, for the 2008 six-month period. Reduced cost of compensation and benefits as a result of a decrease in the number of employees and a decrease in the cost of professional services from the 2008 periods contributed to the decrease in selling, operations and administration expense in the 2009 periods. The total number of our employees decreased to 1,452 at June 30, 2009 from 1,800 at December 31, 2007. Our continuing investment in automating provisioning, other support and administrative functions has allowed us to take advantage of attrition in those functions, obviating the need to replace some personnel. When necessary, we supplement our work force by partnering with specialized vendors to provide some functions in the fulfillment of customer orders. We intend to maintain a strong sales presence in the branch offices located near our customers as well as to invest in our alternate sales channels to increase penetration in our markets.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.7 million from $18.9 million for the 2008 quarter to $17.2 million for the 2009 quarter and decreased $3.2 million from $37.3 million for the 2008 six-month period to $34.1 million for the 2009 six-month period. The decrease in depreciation and amortization expense was primarily attributable to decreased capital investments since 2005 compared to earlier years, which has resulted in less depreciation.

Interest Expense. Interest expense decreased $316,000 from $7.9 million for the 2008 quarter to $7.6 million for the 2009 quarter and decreased $1.1 million from $16.2 million for the 2008 six-month period to $15.1 million for the 2009 six-month period. The decrease was attributable to reductions in our weighted average interest rates that accrued on our outstanding borrowings from 9.8% at January 1, 2008 to 8.45% at June 30, 2009. The effects of lower interest rates were partially offset by the increase in our average balances of outstanding borrowings as a result of our $8.5 million drawdown on our revolving credit facility in the fourth quarter of 2008. Interest expense resulting from amortization of debt discount and debt issuance costs was approximately $600,000 in both the 2009 and 2008 quarters and was approximately $1.2 million in both the 2009 and 2008 six-month periods.

Adjusted EBITDA. Adjusted EBITDA, as defined by us, represents net income (loss) before interest income and expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss. Not all of these adjustments are applicable in every period. Adjusted EBITDA is not a financial measurement under accounting principles generally accepted in the United States, or “GAAP.” Our management uses adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue, to assess our historical and prospective operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA” in our Annual Report on Form 10-K for our 2008 fiscal year for a discussion of our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement.

The following table sets forth, for the 2009 and 2008 periods, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(2,746)	$(4,848)	$(5,342)	$(10,713)
Add: non-EBITDA items included in net loss:
Interest income and expense, net	7,538	7,569	15,062	15,310
Depreciation and amortization	17,216	18,945	34,135	37,261
Stock-based compensation	538	566	1,067	1,238
Other (income) loss	151	(397)	132	(428)

Adjusted EBITDA	$22,697	$21,835	$45,054	$42,668

Adjusted EBITDA increased $862,000, or 4.0%, to $22.7 million for the 2009 quarter from $21.8 million for the 2008 quarter. A decrease of $6.9 million in total operating revenues for the 2009 quarter was more than offset by reductions of $2.8 million in cost of services and equipment and $5 million in selling, operations and administration expense. Adjusted EBITDA increased $2.4 million, or 5.6%, to $45.1 million for the 2009 six-month period from $42.7 million for the 2008 six-month period notwithstanding a decrease of $9.8 million in total operating revenues. Adjusted EBITDA for the 2009 six-month period reflected the positive impact of a reduction of $4.7 million in cost of services and equipment and a reduction of $7.5 million in selling, operations and administration expense.

Cash Flows. The following table sets forth, for the 2009 and 2008 periods, information about our cash flows as disclosed in our consolidated statements of cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cash flows (used in) provided by:
Operating activities	$21,430	$13,864	$38,701	$30,708
Investing activities	(12,795)	(13,435)	(19,587)	(26,667)
Financing activities	(581)	(583)	(1,995)	(1,300)

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

The following table sets forth, for the 2009 and 2008 periods, a quantitative reconciliation of adjusted unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net cash provided by operating activities	$21,430	$13,864	$38,701	$30,708
Adjustments to reconcile adjusted unlevered free cash flow to net cash provided by operating activities
Elements included in net cash provided by (used in) operating activities not included in adjusted unlevered free cash flow:
Total changes in current operating assets and liabilities	(4,671)	1,882	(4,825)	(222)
Provision for bad debts	(1,050)	(900)	(2,730)	(1,905)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest expense excluding interest paid in kind and in common stock, and amortization of debt issuance costs and debt discount, net of interest income	6,932	6,958	13,849	14,087
Other (income) loss	56	31	59	—

Adjusted EBITDA	22,697	21,835	45,054	42,668
Less:
Capital expenditures (including equipment purchased through capital leases)	(12,490)	(11,387)	(22,586)	(24,403)
Change in accounts payable –construction	(975)	(2,800)	792	(2,525)

Adjusted unlevered free cash flow	$9,232	$7,648	$23,260	$15,740

Adjusted unlevered free cash flow increased $1.6 million, or 21.1%, to $9.2 million for the 2009 quarter from $7.6 million for the 2008 quarter. The increase in adjusted unlevered free cash flow resulted from an increase in adjusted EBITDA of $862,000 and a decrease of $722,000 in capital expenditures and changes in accounts payable-construction. Adjusted unlevered free cash flow increased $7.5 million, or 47.8%, to $23.3 million for the 2009 six-month period from $15.7 million for the 2008 six-month period as a result of an increase in adjusted EBITDA of $2.4 million and a decrease of $5.1 million in capital expenditures and changes in accounts payable-construction.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2009 and 2008 six-month periods, we funded our operating and capital requirements and other cash needs through cash from operations. Cash provided by operating activities was $38.7 million in the 2009 six-month period and $30.7 million in the 2008 six-month period. Changes in working capital were $4.8 million in the 2009 six-month period and $222,000 in the 2008 six-month period. The increase in working capital in the 2009 six-month period resulted primarily from a reduction of $3.6 million in accounts receivable, an increase of $6.9 million in trade accounts payable, a reduction of $263,000 in inventory, and an increase of $126,000 in accrued interest. The effect of these factors was offset in part by a decrease of $5 million in accrued compensation and other accrued liabilities, a decrease of $817,000 in unearned revenue, and an increase of $133,000 in prepaid expenses. The increase in working capital in the 2008 six-month period resulted primarily from a reduction of $4.0 million in accounts receivable, an increase of $854,000 in trade accounts payable, a reduction of $849,000 in inventory, and a $260,000 increase in unearned revenue, which were offset in part by an increase of $2.6 million in prepaid expenses and a decrease of $3.2 million in accrued liabilities.

Cash used in investing activities was $19.6 million in the 2009 six-month period and $26.7 million in the 2008 six-month period. In the 2009 six-month period, we used $21.8 million to fund capital expenditures and $545,000 to pay accrued restructuring costs related to prior years. In the 2009 six-month period, we obtained proceeds of $2.8 million from the sale of short-term investments and $243,000 from the sale of fixed assets. In the 2008 six-month period, we used $26.9 million to fund capital expenditures and $662,000 to pay accrued restructuring costs related to prior years. Proceeds from sale of fixed assets were $593,000 and changes in restricted cash were $354,000 in the 2008 six-month period.

Cash used in financing activities in the 2009 six-month period of $2 million was applied to the repayment of long-term debt and capital lease obligations. Cash used in financing activities in the 2008 six-month period totaled $1.3 million and included $29.9 million of proceeds from our rights offering for common stock, net of issuance costs, that we completed on January 29, 2008. We applied the rights offering gross proceeds of $30.1 million to the redemption of a portion of our outstanding 6% Series H Convertible Redeemable Preferred Stock. We also applied $1.2 million of cash used in financing activities in the 2008 six-month period to the repayment of long-term debt and capital lease obligations.

Indebtedness. At June 30, 2009, we had approximately $307.6 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 8.45%, including the effect of the cash flow hedge discussed in this report under “Quantitative and Qualitative Disclosures About Market Risk” and debt discount and excluding deferred financing costs.

Our first lien and second lien credit facility agreements require us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreements) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. Our first lien credit facility agreement also contains financial covenants specifying (as defined for purposes of the agreement), for each measurement period, the minimum ratio of our consolidated EBITDA to our consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA. As of June 30, 2009, we were in compliance with all of our financial covenants under each of the foregoing credit facilities.

Cash Requirements. At June 30, 2009, we had entered into agreements with vendors to purchase approximately $5.7 million of services and property, plant and equipment during 2009 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2009 will total approximately $50 million to $60 million, including $2.6 million of commitments at June 30, 2009. At June 30, 2009, we had made $21.8 million of capital expenditures in 2009. The actual amount and timing of our capital requirements may differ materially from our expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $309.2 million principal amount of our first lien and second lien credit facility debt as of June 30, 2009. On August 24, 2007, we entered into a receive-floating, pay-fixed interest rate swap agreement with a financial institution. We designated this instrument as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in our credit facility agreements. The swap, which terminates on September 30, 2009, is on a notional amount of $210 million and fixes the LIBOR portion of the interest rate on $210 million of variable-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settles on the last day of each quarter. We will pay interest under the swap on the last day of each quarter through September 30, 2009. As a result, we have reduced the market risk exposure to changing interest rates to $99.2 million of our outstanding borrowings as of June 30, 2009. A change of one percentage point in the interest rate applicable to this $99.2 million of variable-rate debt as of June 30, 2009 would result in a fluctuation of approximately $992,000 in our annual interest expense.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

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

Our business could suffer if our existing suppliers for certain equipment are unable because of their financial distress to meet our equipment needs.

We are dependent for certain equipment used in our network on a limited number of suppliers, some of which may be experiencing financial distress. If these suppliers are unable because of their financial distress to meet our needs, we would be required to obtain this equipment from other suppliers. If we were required to purchase another manufacturer’s equipment, we could incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment, which could have a material adverse effect on our financial condition and results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)    ITC^DeltaCom held its 2009 annual meeting of stockholders on May 12, 2009. All holders of record of the company’s common stock at the close of business on March 31, 2009 were eligible to vote at the annual meeting.

(c)    Each holder of the company’s common stock was entitled to one vote at the annual meeting for each share held by such stockholder as of the record date for the meeting. As of March 31, 2009, there were 80,867,040 shares of common stock outstanding and entitled to vote at the annual meeting.

At the 2009 annual meeting, the stockholders approved a proposal to elect each of the nine nominees to the Board of Directors. The voting results with respect to this proposal were as follows:

Nominee	Votes For	Votes Withheld
John Almeida, Jr.	68,632,634	3,008,591

Randall E. Curran	68,632,631	3,008,594

John J. Delucca	70,617,295	1,023,930

Clyde A. Heintzelman	70,614,868	1,026,357

Michael E. Leitner	68,620,406	3,020,819

R. Gerald McCarley	70,617,388	1,023,837

Thomas E. McInerney	68,632,715	3,008,510

Sanjay Swani	68,623,251	3,017,974

Philip M. Tseng	68,630,286	3,010,939

Item 5.	Other Information

On August 5, 2009, the Board of Directors of ITC^DeltaCom, upon the recommendation of the Compensation Committee, approved amendments to the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan, or “Stock Incentive Plan,” that, among other amendments, increased the total number of shares of ITC^DeltaCom’s common stock issuable pursuant to the Stock Incentive Plan by 5,000,000 shares from a total 6,305,334 shares to a total of 11,305,334 shares. The Stock Incentive Plan provides for the grant of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights and performance awards to officers, directors and other employees of ITC^DeltaCom or any subsidiary thereof, to any adviser, consultant or other provider of services to ITC^DeltaCom (and any employee thereof), and to any other individuals who are approved by the Board of Directors as eligible to participate in the Stock Incentive Plan.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q. Our Securities Exchange Act file number is 0-23253.

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

ITC^DeltaCom, Inc.

(Registrant)

Dated: August 7, 2009	By:	/s/ Richard E. Fish, Jr.
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