Form 10-Q
period 2009-09-30
ITC DELTACOM INC
filed 2009-11-09
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Outstanding at November 5, 2009
Common Stock, $.01 par value	81,136,456 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of September 30, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of ITC^DeltaCom, Inc. and Subsidiaries for the three and nine months ended September 30, 2009 and 2008	5

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the nine months ended September 30, 2009 and 2008	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

Part II. Other Information

Item 1A.	Risk Factors	21

Item 6.	Exhibits	21

Signatures		22

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,463	$56,683
Short-term investments (Note 4)	452	3,278
Restricted cash equivalents	956	955
Accounts receivable, less allowance for doubtful accounts of $4,104 and $4,549 in 2009 and 2008, respectively	44,132	51,348
Inventory	2,964	3,288
Prepaid expenses and other	5,445	5,532

Total current assets	131,412	121,084

INVESTMENTS HELD FOR SALE (Note 4)	1,345	1,345

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $333,743 and $289,347 in 2009 and 2008, respectively	194,039	210,747

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $17,569 and $15,665 in 2009 and 2008, respectively	2,907	4,807
Other long-term assets	7,924	9,569

Total other long-term assets	45,940	49,485

Total assets	$372,736	$382,661

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$25,839	$25,815
Construction	2,711	1,797
Accrued interest	514	315
Accrued compensation	8,515	9,323
Unearned revenue	20,715	21,768
Other current liabilities	19,654	20,235
Interest rate swap agreement (Note 5)	—	5,610
Current portion of long-term debt and capital lease obligations (Note 5)	2,292	2,319

Total current liabilities	80,240	87,182

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 7)	212	792
Long-term debt and capital lease obligations (Note 5)	304,852	307,088

Total long-term liabilities	305,064	307,880

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 81,136,456 and 80,867,040 shares issued and outstanding in 2009 and 2008, respectively	811	808
Additional paid-in capital	729,345	727,666
Accumulated deficit	(742,724)	(735,265)
Accumulated other comprehensive loss (Note 5)	—	(5,610)

Total stockholders’ deficit	(12,568)	(12,401)

Total liabilities and stockholders’ deficit	$372,736	$382,661

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Integrated communications services	$97,668	$103,398	$299,797	$311,224
Wholesale services	14,564	16,502	44,807	49,566
Equipment sales and related services	4,167	4,817	12,373	14,258

TOTAL OPERATING REVENUES	116,399	124,717	356,977	375,048

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	52,627	58,246	163,731	174,075
Selling, operations and administration expense	41,378	44,893	126,865	137,965
Depreciation and amortization	17,110	19,218	51,245	56,479

Total operating expenses	111,115	122,357	341,841	368,519

OPERATING INCOME	5,284	2,360	15,136	6,529

OTHER (EXPENSE) INCOME:
Interest expense	(7,453)	(7,901)	(22,544)	(24,087)
Interest income	9	273	38	1,149
Other income (loss)	43	(68)	(89)	360

Total other expense, net	(7,401)	(7,696)	(22,595)	(22,578)

LOSS BEFORE INCOME TAXES	(2,117)	(5,336)	(7,459)	(16,049)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	(2,117)	(5,336)	(7,459)	(16,049)
PREFERRED STOCK DIVIDENDS AND ACCRETION	—	—	—	(7,073)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(2,117)	$(5,336)	$(7,459)	$(23,122)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$(0.07)	$(0.09)	$(0.29)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	81,136,456	80,748,659	80,987,101	79,300,183

COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(2,117)	$(5,336)	$(7,459)	$(16,049)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gains on derivative instrument designated as cash flow hedging instrument, net of tax	2,275	1,187	5,610	774

COMPREHENSIVE INCOME (LOSS)	$158	$(4,149)	$(1,849)	$(15,275)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,459)	$(16,049)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	51,245	56,479
Provision for doubtful accounts	3,955	2,855
Stock-based compensation	1,767	1,791
Amortization of debt issuance costs and debt discount	1,816	1,833
Net (gain) loss on fixed asset sales and short-term investments	31	(360)
Changes in current operating assets and liabilities:
Accounts receivable, net	3,392	1,110
Inventory	324	710
Prepaid expenses and other	87	(1,562)
Accounts payable	265	2,772
Accrued interest	199	(2)
Unearned revenue	(1,054)	138
Accrued compensation and other current liabilities	(1,245)	2,260

Total adjustments	60,782	68,024

Net cash provided by operating activities	53,323	51,975

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33,023)	(39,889)
Change in accounts payable—construction	914	4,956
Proceeds from sale of fixed assets	360	994
Proceeds from sale of short-term investments	2,826	—
Redesignation of cash equivalent to short-term investments (Note 4)	—	(25,416)
Change in restricted cash	(1)	463
Payment for accrued restructuring and merger costs	(862)	(998)
Other	(186)	(34)

Cash used in investing activities	(29,972)	(59,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering of common stock, net of issuance cost	—	29,949
Redemption of Series H preferred stock	—	(30,084)
Proceeds from long-term debt, capital lease and other long-term obligations, net of issuance costs	—	5,000
Repayments of long-term debt, capital lease and other long-term obligations	(2,571)	(1,748)

Cash provided (used) by financing activities	(2,571)	3,117

CHANGE IN CASH AND CASH EQUIVALENTS	20,780	(4,832)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,683	57,505

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$77,463	$52,673

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$20,529	$22,184
NONCASH TRANSACTIONS:
Preferred stock dividends and accretion	$—	$7,073
Common stock issued for conversion of preferred stock	$—	$11,137

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

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2009. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2009 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

2.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” effective for interim and annual periods ending after September 15, 2009. SFAS No. 168, which is incorporated in ASC Topic 105, “Generally Accepted Accounting Principles,” establishes the “FASB Accounting Standards Codification™” (“the ASC”) as the single source of authoritative United States generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements of Financial Accounting Standards, FASB Staff Positions, or Emerging Issues Task Force Abstracts. The FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the changes in the ASC.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157, which is incorporated in ASC Topic 820, “Fair Value Measurements and Disclosures,” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements by providing a single definition of fair value, which should result in increased consistency and comparability in fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 157 on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on the Company’s results of operations or financial condition. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Partial Deferral of the Effective Date of Statement 157.” FSP 157-2, which is incorporated in ASC Topic 820, delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS No. 157 effective January 1, 2009 for nonfinancial assets and liabilities other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on its results of operations or financial position.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” and FSP FAS 107-1 and Accounting Principles Bulletin (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” all of which are incorporated in ASC Topic 820 and effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased, and also includes guidance for identifying circumstances that identify transactions that are not orderly. It also modifies disclosure requirements under SFAS No. 157 for interim and annual reporting periods to include inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 115-2 and 124-2 provide recognition guidance for debt securities classified as available-for-sale and held-to-maturity that are subject to other-than-temporary impairment. FSP FAS 107-1 and ABP 28-1 apply to all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” held by publicly traded companies and provides that a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures are required to include the fair value of all financial instruments for which it is practicable to estimate that value, and whether recognized or not recognized in the statement of financial position as required by SFAS No. 107. The Company’s adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1 effective April 1, 2009 did not have a material effect on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133.” SFAS No. 161, which is incorporated in ASC Topic 815, “Derivatives and Hedging,” is effective for fiscal and interim periods beginning after November 15, 2008, and early application is encouraged. SFAS No. 161 requires disclosure of (1) the objectives for using derivative instruments in terms of underlying risk and accounting designation, (2) the fair values of derivative instruments and their gains and losses in a tabular format and (3) information about credit-risk-related contingent features and cross-references from the derivatives footnote to other footnotes in which derivatives-related information is disclosed. The Company’s adoption of SFAS No. 161 effective January 1, 2009 did not have a material effect on its results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” effective for interim or annual periods ending after June 15, 2009. SFAS No. 165, which is incorporated in ASC Topic 855, “Subsequent Events,” sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Subsequent events have been evaluated for potential recognition or disclosure through November 9, 2009, the date on which the accompanying condensed consolidated financial statements were issued.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force.” The objective of this Update is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The amendments in this Update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments will eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The amendments expand the required disclosures to provide information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. This Update is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect that its adoption of the Update will have a material effect on its results of operations or financial position.

A description of other recent accounting pronouncements applicable to the Company is set forth in Note 2 to the consolidated financial statements included in the 2008 Form 10-K.

3.	Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in certain preceding accounting pronouncements. The Company adopted ASC 820 for financial and non-financial instruments during the three months ended March 31, 2008 and 2009, respectively. Although the adoption of ASC 820 did not have a material effect on its financial condition or results of operations, the Company now is required to provide additional disclosures as part of its financial statements, as set forth below.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions. Observable market data should be used when available.

The following table shows the assets and liabilities measured at fair value that are included in the accompanying consolidated balance sheets as of September 30, 2009 and the fair value hierarchy level (in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	September 30, 2009
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$77,463	$77,463	$—	$—
Short-term investments	452	—	—	452
Restricted cash equivalents	956	956	—	—
Investments held for sale	1,345	—	—	1,345
Liabilities
Derivative financial instrument	—	—	—	—

The Company records its cash and cash equivalents at estimated fair value. The Company classified its investment in shares of the Primary Fund of The Reserve Fund (Note 4) as Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Primary Fund and its underlying securities. The Company assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund. Prior to its termination on September 30, 2009, the Company also applied fair value accounting to its derivative financial instrument in accordance with ASC Topic 815, “Derivatives and Hedging.” The value of the interest rate swap agreement was determined using a pricing model with observable market inputs taking into account credit risk.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

	Short-term investments	Investments held for sale
Balance at December 31, 2008	$3,278	$1,345
Change in fair value included in earnings (losses)	—	—
Sales	2,826	—

Balance at September 30, 2009	$452	$1,345

Losses included in earnings attributable to the change in unrealized losses relating to assets held at September 30, 2009	$—	$—

Fair Value of Debt (in thousands)

	September 30, 2009	December 31, 2008
Carrying amount	$307,144	$309,407
Fair value	268,286	227,195

There is no quoted market value for loans outstanding under the Company’s first lien credit facility or second lien credit facility. Based on market conditions, management estimated the fair value of the Company’s debt to be 87% of face value at September 30, 2009 and 73% of face value at December 31, 2008.

4.	Investments

On September 30, 2009 and December 31, 2008, the Company’s short-term investments and investments held for sale consisted of an investment in the Primary Fund of The Reserve Fund, a registered money market fund that is being liquidated. On September 12, 2008, the Company had invested $25.4 million at cost in the Primary Fund. Through December 31, 2008, the Company received cash payments from the Primary Fund totaling $20 million and recognized a pro rata share of estimated losses totaling $753,000 in connection with the Primary Fund. The Company received cash payments of $1.7 million from the Primary Fund in February 2009 and $1.1 million in April 2009. No cash distributions were received from the Primary Fund during the three months ended September 30, 2009.

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

At September 30, 2009, in accordance with ASC Topic 115, “Investments-Debt and Equity Securities,” the Company has classified the $1.8 million total remaining book value of its investment as (a) $452,000 in short-term investments consisting of its remaining pro rata share of the announced per share distribution of 91.72 cents, and (b) $1.3 million held in the foregoing special reserve as long-term investments held for sale at September 30, 2009, as it is unable to predict the timing or total amount of distributions, if any, which may be received from the special reserve. On October 2, 2009, the Company received a cash payment of $496,000 from the Primary Fund. Depending upon the outcome of pending litigation and upon market liquidity, the Company expects to recover the book value of its remaining investment, which totaled $1.3 million at November 9, 2009, and may also recover a portion of its previously recognized losses, excluding its pro rata share of the loss in the approximate amount of $389,000 attributable to securities of Lehman Brothers formerly held by the Primary Fund.

5.	Long-Term Debt, Capital Lease Obligations and Derivative Financial Instruments

Long-Term Debt

Long-term debt and capital lease obligations at September 30, 2009 and December 31, 2008 consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,504 in 2009 and $1,812 in 2008	$223,644	$225,888
Second lien credit facility due July 31, 2014	75,000	75,000
Revolving credit facility due July 31, 2012	8,500	8,500
Capital lease obligations at varying interest rates, maturing through July 2009	—	19

Total	307,144	309,407
Less current maturities	(2,292)	(2,319)

Total	$304,852	$307,088

The Company’s first lien credit facility includes the first lien term loan facility due July 31, 2013 and a $10 million revolving credit facility due July 31, 2012. The Company drew down $5 million principal amount of borrowings in September 2008 and $3.5 million principal amount of borrowings in October 2008 under the revolving credit facility. The Company had utilized approximately $900,000 of the revolving credit facility as of September 30, 2009 to secure letters of credit issued primarily to secure performance obligations. Approximately $600,000 of the facility remained available and unutilized at September 30, 2009.

Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the three months ended March 31, 2008. The Company may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified London interbank offered rate (“LIBOR”) plus 4.00%. As of September 30, 2009, the annual interest rate on borrowings outstanding under the first lien credit facility was 4.28%, excluding the effect of the cash flow hedge described below. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. As of September 30, 2009, the annual interest rate on borrowings outstanding under the revolving credit facility was 4.28%.

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

The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the facility. Borrowings outstanding under the second lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of September 30, 2009, the annual interest rate on borrowings outstanding under the second lien credit facility was 7.78%.

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

As of September 30, 2009 and December 31, 2008, the Company was in compliance with all of the financial covenants under its credit facilities.

As of September 30, 2009, the Company had approximately $307.1 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 5.2%, including the effect of debt discount, and excluding deferred financing costs.

Interest cost included amortized debt discount of $102,000 and $308,000 for the three and nine months ended September 30, 2009, respectively, and $103,000 and $311,000 for the three and nine months ended September 30, 2008, respectively.

Derivative Financial Instrument

For a period of two years which terminated September 30, 2009, under terms of the first lien and second lien credit facility agreements, the Company agreed to hedge at least 50% of the aggregate principal amount of borrowings outstanding under the facilities, so that such borrowings would be effectively subject to a fixed or maximum interest rate. Borrowings outstanding under each facility accrue interest equal to either a specified base rate or LIBOR plus a specified margin. The Company has elected to pay interest based on a variable three-month LIBOR rate. The Company’s objective was to hedge the variability in the cash flows of the interest payments on $210 million principal amount, or approximately 70%, of its variable-rate debt. On August 24, 2007, the Company entered into a receive-floating, pay-fixed interest rate swap agreement that was designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in the credit facility agreements. The swap, which terminated on September 30, 2009, was on a notional amount of $210 million and fixed the LIBOR portion of the interest rate on $210 million of floating-rate debt at an annual rate of 4.955% for a period of 24 months. The effective date of the transaction was September 28, 2007. The swap settled on the last day of each quarter through September 30, 2009.

The Company accounted for its interest rate swap agreement that was designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with ASC Topic 815, “Derivatives and Hedging,” ASC Topic 815 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required by ASC Topic 815 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualified as a cash flow hedge under ASC Topic 815. The critical terms of the hedging instrument matched the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument matched the same terms of the interest-bearing liability. The Company assessed the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company used the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective until its termination at September 30, 2009. The Company recognized (1) the swap at its fair value as an asset or liability in its balance sheet and marked the swap to fair value through other comprehensive income (loss), (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap was a $5.6 million liability at December 31, 2008, and is included in current liabilities in the accompanying condensed consolidated balance sheets. Changes in unrealized gains (losses) of $2.3 million and $5.6 million for the three and nine months ended September 30, 2009, respectively, and $1.2 million and $774,000 for the three and nine months ended September 30, 2008, respectively, are included in “other comprehensive income (loss)” in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The Company granted restricted stock units for shares of common stock as follows:

Three Months Ended	Approximate Number of Shares	Approximate Fair Value of the Awards
September 30, 2009	120,000	$150,000
June 30, 2009	45,000	$41,000
March 31, 2009	1,491,000	$939,000
December 31, 2008	163,000	$70,000
June 30, 2008	29,500	$98,000
March 31, 2008	1,380,000	$4,711,000

The Company will recognize the fair value of the awards in expense over the service periods of the grants. The fair value of the awards was determined based on the closing price of ITC^DeltaCom’s common stock on the date of the grant as reported on the OTC Bulletin Board.

In August 2009, the Company granted nonqualified stock options to purchase 1,600,000 shares of common stock to a senior officer that vest up to 25% following each of calendar years 2009 through 2012 based on achievement of the performance objectives specified for that calendar year by the terms of the grant. Any portion of the options that do not vest following any calendar year due to failure to achieve the performance objectives specified for that calendar year will vest following a subsequent calendar year in which the performance objective is achieved. Otherwise, in any event if the officer continues in employment with the Company, the options will vest on the six-year anniversary of the grant date with respect to any shares for which the options have not previously vested. Stock based compensation expense equal to the $1.3 million total value assessed based on a Black-Scholes valuation model is being recognized beginning in 2009 based on the Company’s best estimate of expected performance results and in any event will be recognized over a period not to exceed six-years from date of grant. The Company also granted 400,000 nonqualified stock options, at the same time, to the senior officer that vest ratably over four years on the anniversaries of the grant date. Stock based compensation expense equal to the $320,000 value assessed based on a Black-Scholes valuation model is being recognized ratably over four years from the date of grant. The fair value of each option grant was estimated on the date of grant using the following assumptions: 3.21% risk free interest rate; 0.00% expected dividend yield; 0.00% forfeitures; 6.0 years expected lives and 70% volatility. The rate of estimated forfeitures was based on the expectation for the position of the grant recipient.

The Company recognized stock-based compensation in the total amount of $700,000 and $1.8 million in the three and nine months ended September 30, 2009, respectively, and $553,000 and $1.8 million in the three and nine months ended September 30,

2008, respectively. Stock-based compensation for those periods related to stock option awards and to restricted stock units granted in the current and prior years, and through March 31, 2009, to equity securities granted to three officers in the year ended December 31, 2005. As of September 30, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was approximately $3.2 million and the total compensation cost related to nonvested nonqualified stock options not yet recognized was approximately $1.3 million.

7.	Restructuring Charges

The following table reflects activity associated with accrued restructuring costs related to restructurings by the Company in prior years. The accrued restructuring costs are recorded in accrued liabilities from January 1, 2009 through September 30, 2009 (in thousands):

	Balance at December 31, 2008	Accruals	Write-offs/ Payments	Balance at September 30, 2009
Restructuring charges—office space leases	$1,719	$—	$(862)	$857

Restructuring charges have been classified as current and long-term. Current restructuring charges are reflected in “Other current liabilities” in the following table (in thousands).

	Balance at December 31, 2008	Balance at September 30, 2009
Other current liabilities	$1,172	$809
Long-term restructuring liabilities	547	48

Total	$1,719	$857

8.	Commitments and Contingencies

Purchase Commitments

At September 30, 2009, the Company had entered into agreements with vendors to purchase approximately $9.7 million of equipment and services during the balance of the year ending December 31, 2009 related to the installation of switches, other network equipment and the provision of certain services.

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

Regulatory Proceedings

The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the Federal Communications Commission, particularly in connection with actions by the regional former Bell operating companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulation and legislation in states within the Company’s primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the communications laws through litigation and legislation that would adversely affect competitive carriers, including the Company. If successful, these initiatives could make it more difficult for the Company to compete with these companies and other incumbent carriers. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this management’s discussion and analysis, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Some of these risks are discussed below and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2008 fiscal year and in our subsequent SEC filings. This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our 2008 fiscal year and the financial statements and related notes included in that report. Except as required by applicable law, we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

As of September 30, 2009, we served our markets, primarily in our eight-state region, through more than 40 branch office locations. As of the same date, our fiber optic network of 12,020 route miles was deployed from New York to Florida and from Georgia to Texas.

During the third quarter of 2009, we:

•

recorded operating income of $5.3 million compared to operating income of $2.4 million for the third quarter of 2008 and a net loss of ($2.1) million compared to a net loss of ($5.3) million for the third quarter of 2008;

•	increased adjusted EBITDA, as defined by us below, by 4.4% over the third quarter of 2008 to $23.1 million;

•	experienced a decrease in total operating revenues of $8.3 million, or 6.7%, from the third quarter of 2008 and $2.2 million, or 1.9%, from the second quarter of 2009;

•	experienced a decrease in business local, data and Internet revenues of $3.9 million, or 4.5%, from the third quarter of 2008 and $2.2 million, or 2.6%, from the second quarter of 2009;

•

ended the quarter with approximately 423,200 retail voice lines in service, of which 87.4% were provided on our own network, which represented an increase from 84.8% provided on our own network at the end of the third quarter of 2008;

•

increased our core, facilities-based business retail voice lines in service by approximately 1,000 lines over the third quarter of 2008, while experiencing a decrease in total retail business voice lines in service of approximately 11,800 lines from the third quarter of 2008 due to a decline in resale and commercial agreement lines;

•

continued to derive benefit from investments in process redesign and other efficiency gains, resulting in selling, operations and administration expense equal to 35.5% of total operating revenues compared to 36.0% of total operating revenues for the third quarter of 2008;

•	generated $14.6 million in net cash provided by operating activities, which represented a decrease of $6.6 million from the third quarter of 2008; and

•	generated $12.8 million of adjusted unlevered free cash flow, as defined by us below, which represented a decrease of 9.2% from the third quarter of 2008.

During the third quarter of 2009, we experienced a continuation of declining business demand and competitive pricing pressures that have now adversely affected most of our markets and products since the latter half of 2008. These conditions have negatively affected our operations by accelerating attrition of retail customers that have sustained business declines and that exhibit increased cost sensitivity and by slowing the rate at which we add new customers. If these conditions continue into future fiscal periods, we expect that we may continue to experience a variety of adverse effects on our operations, including a decline in demand for our services, increased pressure in the pricing of services for potential customers and for existing customers considering contract renewals, and the migration of some cost-sensitive customers to other carriers. Recognizing the challenges presented by the sustained downturn in the economy, during the fourth quarter of 2009, we will continue to focus on pursuing initiatives begun in earlier fiscal periods that we expect will:

•	strengthen our marketing and sales organization with training, new hires and special sales promotions, in an effort to improve sales velocity;

•	improve our customer experience to increase customer retention and reduce customer attrition;

•	reduce network costs;

•	increase efficiencies in our back office; and

•	enable us to continue generating positive cash flows from operations that exceed our capital expenditures.

The following table presents information about our business as of the dates indicated.

	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Colocations(1)	272	271	269	268	268
Voice and data switches, Nortel Call Server 2000 IP, Nortel DMS500 and Lucent 5E	21	21	21	21	21
Number of employees(2)	1,437	1,452	1,511	1,565	1,615

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods or as of the dates indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Integrated communications services revenues	$97,668	$100,053	$102,076	$102,757	$103,398

Wholesale services revenues:
Broadband transport	12,284	12,237	12,664	12,983	13,046
Local interconnection	181	308	740	1,034	1,193
Directory assistance and operator services	986	1,019	1,029	1,093	1,146
Other	1,113	1,061	1,185	1,122	1,117

Total wholesale services revenues	14,564	14,625	15,618	16,232	16,502

Equipment sales and related services revenues	4,167	3,925	4,281	3,826	4,817

Total operating revenues	$116,399	$118,603	$121,975	$122,815	$124,717

(Decrease) in total operating revenues (from previous quarter)	(1.9)%	(2.8)%	(0.7)%	(1.5)%	(0.7)%

At period end:
Retail business voice lines in service(1)
UNE-T and UNE lines(2)	369,752	372,413	369,787	369,496	368,724
Resale and commercial agreement lines(3)	53,456	56,022	59,017	62,629	66,300

Total retail business voice lines in service	423,208	428,435	428,804	432,125	435,024

	Three Months Ended
	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Wholesale voice lines in service(4)	6,969	8,625	12,489	26,151	38,203

Total business voice lines in service(5)	430,177	437,060	441,293	458,276	473,227

(1)	Lines in service includes only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.
(2)	Facilities-based service offering in which we provide local service through our owned and operated switching facilities.
(3)	Represent voice lines for local and mobile services provided under commercial agreements and by reselling incumbent local exchange carrier tariff offerings.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Operating Revenues. Total operating revenues decreased $8.3 million, or 6.7%, to $116.4 million for the three months ended September 30, 2009, or the “2009 quarter,” from $124.7 million for the three months ended September 30, 2008, or the “2008 quarter.” Total operating revenues decreased $18 million, or 4.8%, to $357 million for the nine months ended September 30, 2009, or the “2009 nine-month period,” from $375 million for the nine months ended September 30, 2008, or the “2008 nine-month period.”

Operating revenues from our integrated communications services decreased $5.7 million, or 5.5%, to $97.7 million for the 2009 quarter from $103.4 million for the 2008 quarter. Integrated communications services revenues for the 2009 nine-month period decreased $11.4 million, or 3.7%, to $299.8 million from $311.2 million for the 2008 nine-month period. The decreases for the 2009 quarter and 2009 nine-month periods resulted primarily from decreases in carrier access and long distance revenues of $1.9 million for the 2009 quarter and $7.5 million for the 2009 nine-month period, as well as from decreases in local and data service revenues of $4 million for the 2009 quarter and $3.9 million for the 2009 nine-month period. The decreases in local and data service revenues were driven by the decline in resale and commercial agreement lines, which we no longer sell on a stand-alone basis, as well as by customer disconnects and pricing pressure related to adverse economic conditions. Long distance and carrier access revenues decreased to approximately 13% of our total operating revenues for the 2009 quarter from 14% of our total operating revenues for the 2008 quarter due to migration of customers to mobile services and bundled minute packages.

We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and Unbundled Network Element-Platform, or “UNE-P,” services. As a result, we experienced an increase of approximately 1,000 retail facilities-based local lines and a decrease of approximately 12,800 in resale and UNE-P lines from the end of the 2008 quarter to the end of the 2009 quarter, for a net decrease in total lines of 2.7%, or 11,800 total retail lines. During the 2009 quarter, we experienced a net decrease in billable retail local lines of approximately 5,200 lines, through our loss of approximately 2,650 facilities-based local lines and our loss of approximately 2,550 resale and UNE-P lines that were disconnected or converted to facilities-based lines.

Operating revenues generated by sales of wholesale services for the 2009 quarter decreased by $1.9 million, or 11.5%, to $14.6 million from $16.5 million for the 2008 quarter and by 9.7%, or $4.8 million, to $44.8 million for the 2009 nine-month period from $49.6 million for the 2008 nine-month period. Local interconnection revenues declined $1 million for the 2009 quarter and $2.5 million for the 2009 nine-month period from the prior corresponding periods as a result of the continued contraction of the dial-up Internet business. Revenues from broadband transport services decreased $762,000 for the 2009 quarter and $2.5 million for the 2009 nine-month period from the 2008 periods due to competitive market pressures resulting from aggressive management of network costs by other carriers, industry consolidation and reduced demand, which has reflected business contraction caused by adverse economic conditions. Directory assistance and operator services revenues decreased $160,000 for the 2009 quarter and $393,000 for the 2009 nine-month period from the prior corresponding periods due to decreased volume of calls serviced.

Operating revenues from equipment sales and related services decreased $650,000, or 13.5%, to $4.2 million for the 2009 quarter from $4.8 million for the 2008 quarter and $1.9 million, or 13.3%, from $14.3 million for the 2008 nine-month period to $12.4 million for the 2009 nine-month period. Revenues from equipment sales decreased as a result of reduced demand for telephone systems for the 2009 quarter and nine-month periods compared to the 2008 periods as customers delay capital investments and cancel maintenance agreements to conserve liquidity.

Cost of Services and Equipment. Total cost of services and equipment of $52.6 million, which represented 45.2% of total operating revenues for the 2009 quarter, decreased $5.6 million, or 9.6%, from total cost of services of $58.2 million for the 2008 quarter, which represented 46.7% of total operating revenues. Total cost of services and equipment of $163.7 million, or 45.9% of total operating revenues, for the 2009 nine-month period represented a decrease of $10.4 million, or 6%, from total cost of services and equipment of $174.1 million, or 46.4% of total operating revenues, for the 2008 nine-month period. The decrease in total cost of services for the 2009 periods was attributable to a reduction in our network costs and a reduction in the cost of equipment sales resulting from decreased sales of equipment. The reduction in our network costs resulted primarily from a reduction in the total lines in service, requiring fewer facilities to support our customer base for integrated communications services and our wholesales services, and from a reduction in the number of high-cost UNE-P and resale lines in both absolute numbers and as a percentage of total lines. In addition, the reduction in our network costs reflected the effects of our continuing initiatives to reduce our cost of services. These initiatives include capital investments in our intercity transport facilities, renegotiation of our contracts with other carriers, expansion of DS1 central office colocations and use of alternative local providers.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $41.4 million, or 35.6% of total operating revenues, for the 2009 quarter decreased $3.5 million from $44.9 million, or 36% of total operating revenues, for the 2008 quarter. Selling, operations and administration expense of $126.9 million, or 35.5% of total operating revenues, for the 2009 nine-month period decreased $11.1 million from $138 million, or 36.8% of total operating revenues, for the 2008 nine-month period. Reduced cost of compensation and benefits as a result of a decrease in the number of employees and a decrease in the cost of professional services from the 2008 periods contributed to the decrease in selling, operations and administration expense for the 2009 periods. The total number of our employees decreased to 1,437 at September 30, 2009 from 1,615 at September 30, 2008. Our continuing investment in automating provisioning, other support and administrative functions has allowed us to take advantage of attrition in those functions, obviating the need to replace some personnel. When necessary, we supplement our work force by partnering with specialized vendors to provide some functions in the fulfillment of customer orders. We intend to maintain a strong sales presence in the branch offices located near our customers as well as to manage our alternate sales channels to increase efficient penetration in our markets. We have begun, and intend to continue, to invest in strengthening our marketing and sales organization with additional training, the hiring of new sales personnel and special sales promotions.

Depreciation and Amortization. Depreciation and amortization expense decreased $2.1 million from $19.2 million for the 2008 quarter to $17.1 million for the 2009 quarter, and $5.3 million from $56.5 million for the 2008 nine-month period to $51.2 million for the 2009 nine-month period. The decrease in depreciation and amortization expense for the 2009 periods was primarily attributable to decreased capital investments since 2005 compared to earlier years, which has resulted in less depreciation.

Interest Expense. Interest expense decreased $448,000 from $7.9 million for the 2008 quarter to $7.5 million for the 2009 quarter, and $1.6 million from $24.1 million for the 2008 nine-month period to $22.5 million for the 2009 nine-month period. The decrease for the 2009 periods was attributable to reductions in the weighted average interest rates that accrued on our outstanding credit facility borrowings from 9.18% at June 30, 2008 to 8.45% at June 30, 2009 and 8.35% immediately before termination of our interest rate swap on September 30, 2009. The effects of lower interest rates were partially offset by the increase in our average balances of outstanding borrowings as a result of the $8.5 million drawdown on our revolving credit facility in the fourth quarter of 2008. Interest expense resulting from amortization of debt discount and debt issuance costs was approximately $600,000 in both the 2009 and 2008 quarters and approximately $1.8 million in both the 2009 and 2008 nine-month periods.

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

The following table sets forth, for the 2009 and 2008 periods, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(2,117)	$(5,336)	$(7,459)	$(16,049)
Add: non-EBITDA items included in net loss:
Interest income and expense, net	7,444	7,628	22,507	22,938
Depreciation and amortization	17,110	19,218	51,245	56,479
Stock-based compensation	700	553	1,767	1,791
Other (income) loss	(43)	68	89	(360)

Adjusted EBITDA	$23,094	$22,131	$68,149	$64,799

Adjusted EBITDA increased $1 million, or 4.4%, for the 2009 quarter as compared to the 2008 quarter. A decrease of $8.3 million in total operating revenues for the 2009 quarter was more than offset by reductions of $5.6 million in cost of services and equipment and $3.5 million in selling, operations and administration expense. Adjusted EBITDA increased $3.3 million, or 5.1%, for the 2009 nine-month period over the 2008 nine-month period notwithstanding a decrease of $18 million in total operating revenues. Adjusted EBITDA for the 2009 nine-month period reflected the positive impact of a reduction of $10.4 million in cost of services and equipment and a reduction of $11.1 million in selling, operations and administration expense.

Cash Flows. The following table sets forth, for the 2009 and 2008 periods, information about our cash flows as disclosed by our consolidated statements of cash flows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cash flows (used in) provided by:
Operating activities	$14,622	$21,267	$53,323	$51,975
Investing activities	(10,385)	(33,257)	(29,972)	(59,924)
Financing activities	(576)	4,417	(2,571)	3,117

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

The following table sets forth, for the 2009 and 2008 periods, a quantitative reconciliation of adjusted unlevered free cash flow to net cash provided by operating activities, as net cash provided by operating activities is calculated in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net cash provided by operating activities	$14,622	$21,267	$53,323	$51,975
Adjustments to reconcile adjusted unlevered free cash flow to net cash provided by operating activities
Elements included in net cash provided by (used in) operating activities not included in adjusted unlevered free cash flow:
Total changes in current operating assets and liabilities	2,858	(5,204)	(1,966)	(5,426)
Provision for doubtful accounts	(1,225)	(950)	(3,955)	(2,855)
Interest expense excluding amortization of debt issuance costs and debt discount, net of interest income	6,839	7,018	20,688	21,105
Other loss	—	—	59	—

Adjusted EBITDA	23,094	22,131	68,149	64,799
Less:
Capital expenditures (including equipment purchased through capital leases)	(10,437)	(15,486)	(33,023)	(39,889)
Change in accounts payable–construction	122	7,481	914	4,956

Adjusted unlevered free cash flow	$12,779	$14,126	$36,040	$29,866

Adjusted unlevered free cash flow decreased $1.3 million, or 9.2%, for the 2009 quarter from the 2008 quarter. The decrease in adjusted unlevered free cash flow resulted from an increase in adjusted EBITDA of $1 million and an increase of $2.3 million in capital expenditures and changes in accounts payable-construction. Adjusted unlevered free cash flow increased $6.1 million, or 20.4%, for the 2009 nine-month period over the 2008 nine-month period as a result of an increase in adjusted EBITDA of $3.3 million and a decrease of $2.8 million in capital expenditures and changes in accounts payable-construction.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2009 and 2008 nine-month periods, we funded our operating and capital requirements and other cash needs through cash from operations. Cash provided by operating activities was $53.3 million in the 2009 nine-month period and $52 million in the 2008 nine-month period. Changes in working capital were $2 million in the 2009 nine-month period and $5.4 million in the 2008 nine-month period. The increase in working capital in the 2009 nine-month period resulted primarily from a reduction of $3.4 million in accounts receivable, an increase of $265,000 in trade accounts payable, a reduction of $324,000 in inventory, and an increase of $199,000 in accrued interest. The effect of these factors was offset in part by a decrease of $1.2 million in accrued compensation and other accrued liabilities, a decrease of $1.1 million in unearned revenue, and a decrease of $87,000 in prepaid expenses and other. The increase in working capital in the 2008 nine-month period resulted primarily from an increase of $2.8 million in trade accounts payable, an increase of $2.3 million in accrued compensation and other current liabilities, a reduction of $1.1 million in accounts receivable, a reduction of $710,000 in inventory, and an increase of $138,000 in unearned revenue, the effects of which were offset in part by an increase of $1.6 million in prepaid expenses and other.

Cash used in investing activities was $30 million in the 2009 nine-month period and $59.9 million in the 2008 nine-month period. In the 2009 nine-month period, we used $32.1 million to fund capital expenditures and $862,000 to pay accrued restructuring costs related to prior years. In the 2009 nine-month period, we obtained proceeds of $2.8 million from the sale of short-term investments and $360,000 from the sale of fixed assets. Immediately prior to September 30, 2008, we had $25.4 million of cost investment in The Reserve Primary Fund, or “Primary Fund,” which is a registered money market fund that has announced it is liquidating. See note 4 to the consolidated financial statements included elsewhere in this report for additional information concerning this investment. As of September 30, 2008, we recorded a loss of $389,000 on this investment and reclassified the remaining $25 million investment in the Primary Fund from cash and cash equivalents to short term investments. We have included this reclassification as a use of cash from investing activities.

Cash used in financing activities in the 2009 nine-month period of $2.6 million was for repayment of long-term debt and capital lease obligations. Cash provided by financing activities in the 2008 nine-month period totaled $3.1 million and included $5 million of proceeds from a drawdown under our revolving credit facility in September 2008 and $29.9 million of proceeds from our rights offering for common stock, net of issuance costs, that we completed on January 29, 2008. We applied the rights offering gross proceeds of $30.1 million to the redemption of a portion of our outstanding 6% Series H Convertible Redeemable Preferred Stock. We also applied $1.7 million of cash used in financing activities in the 2008 nine-month period to the repayment of long-term debt and capital lease obligations.

Indebtedness. At September 30, 2009, we had approximately $307.1 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 5.2%, including the effect of debt discount, and excluding deferred financing costs.

Our first lien and second lien credit facility agreements require us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreements) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. Our first lien credit facility agreement also contains financial covenants specifying (as defined for purposes of the agreement), for each measurement period, the minimum ratio of our consolidated EBITDA to our consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA. As of September 30, 2009, we were in compliance with all of our financial covenants under each of the foregoing credit facilities.

Cash Requirements. At September 30, 2009, we had entered into agreements with vendors to purchase approximately $9.7 million of services and property, plant and equipment during the balance of 2009 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2009 will total approximately $60 million, including $6.1 million of commitments at September 30, 2009. At September 30, 2009, we had made $32.1 million of capital expenditures in 2009. The actual amount and timing of our capital requirements may differ materially from our expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $308.6 million principal amount of our first lien and second lien credit facility debt as of September 30, 2009. Our interest rate swap agreement that was on a notional amount of $210 million and that had fixed the LIBOR portion of the interest rate on $210 million of variable rate debt at an annual rate of 4.955% terminated on September 30, 2009. A change of one percentage point in the interest rate applicable to our $308.6 million of variable-rate debt as of September 30, 2009 would result in a fluctuation of approximately $3.1 million in our annual interest expense.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 could materially affect our business, financial condition or operating results. The risks described in these reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q. Our Securities Exchange Act file number is 0-23253.

Exhibit Number	Description
*10.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DeltaCom, Inc.

(Registrant)

Dated: November 9, 2009	By:	/s/ Richard E. Fish, Jr.
Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
*10.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.