Form 10-K
period 2009-12-31
ITC DELTACOM INC
filed 2010-03-22
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant at June 30, 2009, based upon the last reported sale price of the registrant’s common stock on the OTC Bulletin Board on that date, was approximately $27,500,000.

The number of shares of the registrant’s common stock outstanding on March 8, 2010 was 81,788,196.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Form 10-K as indicated herein:

Document	Part of 10-K into which incorporated
Proxy Statement relating to Registrant’s 2010 Annual Meeting of Stockholders	Part III

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

Overview

We are one of the largest facilities-based competitive providers of integrated communications services, principally to businesses, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We deliver a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. We often offer these services as bundled solutions, including our Simpli-BusinessSM complete office communications solution that conveniently packages our managed network services and communications devices for business customers. We also sell customer premises equipment to our business customers. Although we historically have had many small customers, our current marketing strategy emphasizes medium-sized and enterprise customers who have significant communications needs and purchase high-margin, value-added services and solutions.

We offer our services primarily over our advanced fiber optic network, which as of December 31, 2009 consisted of 12,161 route miles deployed from New York to Florida and from Georgia to Texas, and principally covered portions of our primary eight-state market. We also use additional network facilities obtained from other providers to extend our market coverage and to meet the needs of our customers. Our fiber optic network provides us with significant transmission capacity that we use for our own data and voice traffic and selectively sell to other communications providers on a wholesale basis.

Corporate Information

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

Developments in 2009

During 2009, we focused on continuing to improve our operating performance and further enhancing our liquidity. As part of these ongoing initiatives, we:

•	increased cash flows provided by operating activities by $6.2 million, or 9.9%, to $68.9 million for 2009 from $62.7 million for 2008;

•

invested $56.7 million in network and other property and equipment in 2009, representing a decrease of $8.1 million from $64.8 million in 2008, which included an investment in the fourth quarter of 2008 of $15.4 million in our $20 million network upgrade that we completed in 2009;

•

experienced a decrease in the number of our facilities-based retail business lines in service (including UNE-T and other UNE lines) of approximately 2,100 net lines and a decrease in our non-facilities based lines of approximately 11,000 lines, resulting in an increase in the percentage of facilities-based retail business lines in service from 86% to 88%;

•	reduced our cost of services and equipment as a percentage of total operating revenues to 45.3% for 2009 from 46.8% for 2008 by eliminating excess costs from our network;

•	reduced our selling, operations and administration expense by $11.5 million, or 6.3%, to $171.6 million for 2009 from $183.1 million for 2008;

•	recorded a net loss of $11.0 million for 2009 compared to a net loss of $22.9 million for 2008; and

•	increased adjusted EBITDA, as defined by us, by $4.0 million, or 4.8%, to $88.1 million for 2009 from $84.1 million for 2008.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information about these developments.

Our Business Strategy

Our primary objective is to be the leading provider of high-quality integrated communications services in the markets in which we compete. Our goal is to provide our customers with a superior level of customer service in order to enable us to enhance our operating margins, limit customer turnover and grow our revenue base. To accomplish this objective, we seek to:

Focus on attracting new high-margin customers. We utilize multiple sales channels to attract customers that purchase high-margin services through multi-year contracts that have high retention rates. We focus our sales efforts on business customers with communications-intensive needs that require multiple services and complex communications solutions. We are currently expanding our sales force in each of our distribution channels to reach new customers. We believe that these organizations historically have been underserved by the large incumbent carriers and have limited alternatives for high-quality integrated communications products and services. We believe that these customers generally purchase higher-margin services, have lower turnover rates and are more profitable for us than our customers that principally purchase non-core communications services. We also believe that the demand in this market, combined with our ability to deliver an end-to-end communications solution, presents us with a significant growth opportunity and will offset the managed reduction of our non-core services historically marketed to small customers.

Continue to leverage our network investment. We continue to invest in expanding our network and reducing costs through the deployment of both local and regional network infrastructure, network grooming and other network optimization initiatives. Our network assets and infrastructure permit us to offer an integrated bundle of services to our customers. We are able to increase penetration in our core markets by taking advantage of our extensive deployment of voice and data switches, colocations and transmission equipment, as well as our long-haul fiber optic network facilities. Our network reliability and availability are especially attractive to these high-margin customers, including larger businesses and governmental agencies, that emphasize these features in their purchasing decisions.

Offer a comprehensive suite of high-quality data and voice communications services to our customers. We provide a broad range of integrated data and voice communications services to increase efficiencies for our customers. Our approach provides an attractive service to our customers and should permit us to transition customers from non-core services to higher-margin core services. We provide an integrated communications solution through our conveniently bundled package of network and support services. We believe that our bundle of services is an especially attractive means of delivering communications solutions, thereby increasing retention rates and limiting customer turnover.

Provide a superior customer service experience with a consultative sales approach. We seek to differentiate ourselves from our competitors by building long-term customer relationships based on customized service offerings and personalized customer service. Our collaborative sales approach allows our sales force to offer product bundles that meet the particular needs of each prospective and current customer. We have increased and plan to continue increasing our locally-based sales force to offer more face-to-face sales service on a consistent basis and to increase the number of new customer sales opportunities. We are also seeking to improve customer response times through internal training programs and integrated billing, support and sales systems. We reinforce our strategy through compensation programs that reward our sales and account management staff based on customer retention and revenue growth.

Pursue a disciplined and selective acquisition and market expansion strategy. We seek to supplement our internal growth by pursuing disciplined and selective acquisition and market expansion opportunities that we believe will enable us to add customers, increase market penetration, enhance product capabilities and achieve network efficiencies.

Services

We deliver integrated voice and data communications services to end-user business customers and other communications providers in the southeastern United States.

Bundled Services Approach. We offer our integrated communications services in a high-quality bundle to business customers at attractive prices. When financially advantageous for us to do so, we seek to bundle our integrated communications services together with communications devices and related installation and maintenance services. Our targeted customers often will have multiple vendors for voice and data communications services, as well as additional vendors for communication devices, each of which may bill the customer separately. Unlike many of these vendors, we are able to provide a single digital T-1 transmission line over which we offer a comprehensive package of local telephone, long distance, Internet access and other integrated communications services. We are able to leverage our experience in providing and maintaining customer premises equipment as well as relationships with leading manufacturers to provide our customers with access to a range of remotely managed office communication devices. We believe that our bundle of services provides an especially attractive means of delivering communications solutions.

Integrated Communications Services. We offer integrated data, voice and equipment services to end-users, targeting retail and enterprise business customers. We refer to these services, which we describe in more detail below, as our “integrated communications” services. Revenues from these services represented approximately 84% of our total operating revenues for 2009.

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

Frame Relay Services. We offer frame relay services on various network elements and switching platforms. These services offer customers an efficient method of data transport at speeds equivalent to those available over a digital T-1 transmission line. Our frame relay services frequently allow customers to meet their data transfer needs more efficiently for applications that include Internet access, local area network interconnection and complex systems network architectures.

Private Line Services. We offer private line services that provide dedicated communications connections between two of our end-user customer’s locations to transmit voice, video or data in a variety of bandwidths.

Simpli-Business Services. We combine our data and voice network offerings discussed above with a range of communications devices and technology solutions that we maintain and generally manage remotely, providing a convenient single point of contact for our customer’s communications needs for a single monthly charge.

Simpli-MobileSM Services. We provide mobile data and voice services as a mobile virtual network operator, or “MVNO,” using the network of a nationwide wireless services provider that employs code division multiple-access, or “CDMA,” technology. Our mobile services provide nationwide mobile access to voice, e-mail, text and Internet connectivity. Our customers can select cell phones and personal digital assistants, or “PDAs,” from leading manufacturers and use our hosted e-mail exchange services to integrate office-based e-mail, calendar and contacts programs with the mobile devices. We offer the service only to customers who also purchase one of our other integrated communications services, providing a convenient single point of contact for our customer’s communications needs with a single monthly statement.

Wholesale Services. We offer wholesale communications services to other wire line and wireless communications service providers. We refer to these services as our “wholesale services.” Revenues from these services represented approximately 13% of our total operating revenues for 2009, and are generated from sales to a limited number of other communications companies, including incumbent local exchange carriers, competitive local exchange carriers, wireless service providers, cable companies, Internet service providers and other carriers.

Broadband Transport Services. Our broadband transport services include private line services, Ethernet private line services and wavelength services. These services allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network. Some of the customers own transmission facilities, such as fiber optic networks and telecommunications equipment, and use our broadband transport services as an extension of those facilities. Other customers do not own any facilities or equipment and resell our broadband services to their end-user business customers as their own branded services. We offer our broadband transport services in a wide range of speeds, also referred to as “bandwidth” or “capacity,” ranging from DS-1 to 10Gbps, or 9.953 billion bits per second. Our customers use some of our services for very high capacity, inter-city connectivity and specialized high-speed data networking. We connect our network to the facilities of our customers or their end-user customer either by local carrier or by a direct connection utilizing time division multiplex, or “TDM,” interfaces or Ethernet interfaces. We typically bill our broadband transport services customers a fixed monthly rate that generally is based upon the capacity, term and length of the circuit we provide, regardless of the amount of provided capacity actually used by the customer.

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

Revenues from these services represented approximately 3% of our total operating revenues for 2009 and are primarily generated from sales to our integrated communications services customers.

Facilities

Our fiber optic network, switching facilities and related electronics enable us to offer our integrated communications services and our wholesale services at competitive prices tailored to the customer’s specific needs.

Fiber Optic Network. As of December 31, 2009, our advanced fiber optic network consisted of 12,161 route miles that extended from New York to Florida and from Georgia to Texas, and principally covered portions of our primary eight-state market. We have built or acquired our network through direct construction and long-term dark fiber leases or indefeasible rights-of-use agreements. We extend the geographic reach of our network and seek to reduce our dependence on incumbent local telephone companies in some markets through strategic relationships with regional public utilities pursuant to which we market, sell and use transmission capacity on networks that are owned and operated by the utilities. As of December 31, 2009, our network extended to over 200 points of presence. These points of presence are located in most major population centers in the areas covered by our fiber optic network and in a significant number of smaller towns and communities. Our network included 27 completed metro fiber rings and eight metro fiber rings which were under construction at December 31, 2009. We intend to focus most of our future capital expenditures on investments that we believe will enable us to acquire additional customers and generate increased operating revenues.

We have implemented electronic redundancy, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure, over a portion of our network. In addition, as of December 31, 2009, approximately 69% of our network traffic was protected by geographical diverse routing, a network design also called a “self healing ring,” which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable.

Switching Facilities. Our networking design, together with our interconnection agreements with the incumbent local telephone companies, such as AT&T Inc., has enabled us to be a facilities-based provider of local and long distance telephone services in all of our markets.

Our switches are the primary electronic components that connect customers to our network and transmit data and voice communications over our network. As of December 31, 2009, our primary switching facilities for voice communications consisted of 11 Nortel DMS-500 switch sites, two Nortel Call Server 2000 IP switch sites and seven Alcatel-Lucent 5E switch sites. All of our switches are capable of handling both data and local and long distance voice traffic. Our Nortel DMS-500 switches are installed in the following locations:

•	Gulfport, Mississippi;

•	Montgomery, Birmingham and Anniston, Alabama;

•	Nashville, Tennessee;

•	Atlanta, Georgia;

•	Columbia, South Carolina;

•	Greensboro, North Carolina; and

•	Jacksonville, Ocala and West Palm Beach, Florida.

Our Nortel Call Server 2000 IP switches are installed in the following locations:

•	Birmingham, Alabama; and

•	Orlando, Florida.

Our Alcatel-Lucent 5E switches are installed in the following locations:

•	Greenville and Charleston, South Carolina; and

•	Charlotte, Greensboro, Raleigh, Greenville and Wilmington, North Carolina;

In addition to our switching platform, we have colocated communications equipment within the central offices of incumbent local telephone companies in various markets in the southern United States. Colocation enables us to provide remote facilities-based local and long distance services in markets where we do not have switches, by using our switches in other locations as hosts. To provide these remote services, we use our fiber optic network and leased facilities to connect our remote equipment to our switches when it is economically and operationally advantageous for us to do so.

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

Although we historically have had many small customers, our current marketing strategy emphasizes medium-sized and enterprise customers who have significant communications needs and purchase high-margin, value-added services and solutions. Enterprise customers are businesses that we believe have the potential to spend over $25,000 per month on our products and services. We are dedicated to providing the level of superior customer support required by our target customers. Our commitment to the customer experience extends from the development of tailored services bundles with the assistance of our sales force through efficient and prompt implementation, installation and issue resolution. These efforts have increased customer satisfaction and retention in our enterprise customer market. In 2009, we retained approximately 93% of our enterprise customers who were purchasing our services at the beginning of the year as the result of an attrition rate associated with our enterprise customers that averaged less than 0.6% per month.

Direct Sales. We focus our sales efforts for our integrated communications services and our equipment sales and related services on businesses in the southeastern United States. As of December 31, 2009, we served our markets, primarily in our eight-state region, through more than 40 branch office locations.

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

Independent Dealer and Agent Sales. We have an established network of independent dealers and agents to market our integrated communications services and equipment sales and related services. We employ dealer sales management strategically located in our direct sales offices to manage our independent dealer and agent sales forces. Our dealer sales management is responsible for recruiting new dealers to market our services and supporting new sales made by the dealers. As with our direct sales force, our independent dealers and agents have access to our technical consultants and technicians for sales support, as well as to our dedicated dealer support team, which provides order management and issue resolution services to our dealers. This access enables our dealers and agents to be more effective in their sales efforts and ultimately to present a more attractive bundle of services for the customer. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

In 2010, we will emphasize our new exclusive agent program, which promotes a consultative agent sales model with a focus on delivering full service, cost-effective, reliable communications solutions to our business customers. Under the program, value-added resellers, equipment vendors, computer vendors and integrators become full service telecommunications consultants as our exclusive agents, offering in-depth knowledge of our services while benefiting from upfront commission payments with no quota or contract sales commitments.

Wholesale Services. We market our broadband transport and other wholesale services through a dedicated direct sales force. We generally enter into master service agreements with our broadband transport services customers that have terms ranging from one to five years. Our broadband transport customers purchase the capacity they require under the terms specified in the master agreements.

Competition

The communications industry is highly competitive. We compete primarily on the basis of the price, availability, reliability, variety and quality of our offerings and on the quality of our customer service. Our ability to compete effectively depends on our ability to maintain high-quality services at prices generally equal to or below those charged by our competitors. Price competition in the integrated communications services and broadband transport services markets generally has been intense and is expected to increase. Our competitors include, among others, various “competitive carriers” like us, as well as larger integrated providers such as AT&T, CenturyTel, Inc. (which, after its acquisition of Embarq Corporation, refers to itself as “CenturyLink”), Verizon Communications Inc. and Windstream Corporation (which acquired Nuvox, Inc. in 2010. The larger providers have substantially greater infrastructures, financial, personnel, technical, marketing and other resources, larger numbers of established customers and more prominent name recognition than our company. These companies also operate more extensive transmission networks than we do. Companies such as Level 3 Communications, Inc., Global Crossing Limited and Qwest Communications International Inc. have constructed nationwide fiber optic systems, including routes through portions of the southern United States in which we operate our fiber optic network.

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

We compete in the provisioning of local services against the incumbent local telephone company in each of our markets, which is AT&T in a large majority of those markets. By offering bundled services in our markets, AT&T is able to offer substantially the same integrated local and long distance services that we offer. Incumbent carriers enjoy substantial competitive advantages arising from their historical monopoly position in the local telephone market, including pre-existing customer relationships with substantially all end-users. We are highly dependent on incumbent carriers for local network facilities and wholesale services required for us to provide our own local services. We will face increased competition to the extent that AT&T and other incumbent carriers compete in each other’s markets. Wireless communications providers are competing with wireline local telephone service providers, which further increases competition. The acquisition of BellSouth by AT&T has enhanced the competitiveness of AT&T’s wireless business (formerly Cingular Wireless) both as a replacement for wireline service and as a component of bundled services provided by AT&T.

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

Two of the largest incumbent carriers, AT&T and Verizon, have announced that they are continuing to invest substantial funds in upgrading their networks and deploying fiber-optic cable to accommodate the transmission of video content in real-time and other data-rich applications, such as interactive gaming. These carriers are using their investments to compete against cable companies in the provisioning of bundled voice, video and high-speed data services. Although we understand that this strategy is directed principally toward the provisioning of services to residential customers, any increase in the market power of these carriers in this segment could improve their ability to increase their efforts to attract the types of business customers we serve. We cannot predict the extent to which additional investments by these carriers will affect our competitive position in our markets.

The growing availability of wireless Internet access and the use of IP-enabled services for voice and data transmissions will continue to increase the number of services with which we must compete. For example, some municipal authorities are providing, or have enlisted third parties to provide, wireless Internet access, or “Wi-Fi,” service, throughout their jurisdictions. These Wi-Fi services, when combined with VoIP or other advanced applications, can enable users to communicate by phone, access the Internet or engage in other broadband activities, typically at a minimal flat-rate charge. We cannot predict the extent to which municipal Wi-Fi networks will succeed or replace services that today are provided by carriers such as our company. In addition, major national wireless carriers, including AT&T, Verizon Wireless, Sprint Nextel Corporation and Clearwire Corp., as well as regional carriers, have acquired additional wireless spectrum resources and announced plans to upgrade their networks or deploy new network facilities to provide high speed broadband wireless services using technologies referred to as fourth generation, or “4G,” technologies. Other entities are using unlicensed spectrum resources to provide broadband wireless services. Additional wireless spectrum may become available for the provisioning of broadband wireless services in the near future through additional spectrum auctions and other regulatory changes. We cannot predict the extent to which increased competition from broadband wireless services will affect our competitive position in the markets we serve.

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

Local Competition. The Communications Act of 1934, as amended by the Telecommunications Act of 1996, preempts state and local laws to the extent that they prevent competition in the provisioning of any telecommunications service. The Communications Act imposes a variety of duties on local carriers, including competitive carriers such as us, to promote competition in the provisioning of local telephone services. These duties include requirements for local carriers to:

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

Over the past six years, decisions of federal courts and the FCC have narrowed significantly the scope of the facilities that incumbent telephone companies must make available as UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or “TELRIC,” standard. Incumbent carriers must offer access to their copper loops and subloops, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and colocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent companies are not required to offer as UNEs at TELRIC-based rates fiber loops, DS1 and DS3 transmission facilities in relatively large or competitive wire center areas, optical speed transmission facilities, or dark fiber. Further, incumbent companies no longer are required to provide local switching as a UNE, which means that we can no longer rely on the Unbundled Network Element-Platform, or “UNE-P,” to provide local services to customers at TELRIC-based rates. The FCC imposed conditions on AT&T when it acquired BellSouth obligating AT&T not to seek rate increases for the UNEs it continues to offer, or seek forbearance of any of its remaining UNE obligations, before June 29, 2010. The financial impact of those commitments on us is unclear. In some circumstances, AT&T and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated “commercial agreements,” at significantly higher rates.

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

We have operated under interconnection agreements with AT&T and its predecessor, BellSouth, since at least 1999. Our retail operating companies, Deltacom, Inc. and Business Telecom, Inc., each maintain interconnection agreements with the incumbent in each state and for each service territory within which we offer local service. In conjunction with terms of the AT&T and BellSouth merger conditions, Deltacom entered into extensions of AT&T interconnection agreements for Alabama, Florida, Georgia, Louisiana, Mississippi, South Carolina and Tennessee that will expire in January 2011 and for North Carolina that will expire in May 2013. Business Telecom has entered into extensions to January 2011 of its regional interconnection agreement for Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, South Carolina, North Carolina and Tennessee. We expect, but cannot assure, that each new AT&T interconnection agreement to which we are or will be a party will provide us with the ability to provide local service in the nine states in the former BellSouth territory on a reasonable commercial basis.

We opted into interconnection agreements with Embarq for Florida, North Carolina, South Carolina and Tennessee with initial terms that expire in March 2010 and for Virginia with an initial term that expires in October 2010. Once the initial term of each of these agreements expires, we will extend the renewal term of our existing agreements or opt into or negotiate new agreements with CenturyLink, which acquired Embarq. We are unable to predict the outcome of any such negotiations. We may not be able to agree with CenturyLink on mutually acceptable terms. In addition, new agreements could result in less favorable rates, terms and conditions than our prior agreements.

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

Internet Protocol-Enabled Services. The FCC is considering clarifications and changes to the regulatory status of services and applications using IP, including VoIP offerings. The FCC has issued a series of rulings in connection with the regulatory treatment of interconnected VoIP service, but many of the rulings have been narrowly tailored and others have addressed only discrete issues. The FCC has held that state utility regulatory commissions may not impose pricing and entry regulations on “nomadic” interconnected VoIP services such as that offered by Vonage, concluding that Vonage’s VoIP application, and others like it, is an interstate service subject only to federal regulation. The FCC also has concluded that providers of interconnected VoIP service are subject to regulatory obligations such as local number portability and E-911 rules, the provisioning of network access to authorized law enforcement personnel, Customer Proprietary Network Information rules, and the payment of Universal Service Fund assessments and other regulatory fees. Reviewing courts have affirmed these FCC decisions. The FCC has not yet clarified definitively whether and to what extent providers of interconnected VoIP service are required to pay access charges to local exchange carriers, and broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact on companies with which we compete or interconnect.

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

Special Access. Special access is a service offered by incumbent local telephone companies that consists of dedicated transmission facilities or private lines used by wireline and wireless telecommunications carriers, Internet-based service providers, and large enterprise end-users. In 1999, the FCC adopted rules that enable incumbent carriers to obtain pricing flexibility for their interstate special access services in various metropolitan areas depending on the level of competition present in an area. We purchase interstate special access services from AT&T and other incumbent carriers in many metropolitan areas where pricing flexibility has been granted. Depending on the degree of pricing flexibility for which the incumbent carrier qualifies in particular areas, the incumbent carrier may be entitled to impose contracts with minimum revenue commitments and bundles of purportedly discounted and non-discounted services that, in effect, enable the carrier to charge substantially greater prices for special access services in those areas, while making it more difficult for competitive carriers to offer substitute services. In some cases, the FCC has granted petitions by AT&T and other incumbent carriers for forbearance from any regulation of some special access services. Although the FCC adopted conditions on AT&T’s merger with BellSouth that constrain AT&T’s ability to raise prices on its wholesale special access services for existing customers, that require AT&T to reduce its prices for certain of these services under specified circumstances in some areas, and that limit AT&T’s ability to impose minimum revenue commitments in special access contracts, these additional constraints will remain effective only until July 2010.

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

Universal Service. The Communications Act and the FCC’s rules provide for a federal Universal Service Fund, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all providers of telecommunications, including us, a percentage of interstate revenues received from retail customers as their contribution to the Universal Service Fund. The FCC is currently considering changing the method by which such contributions are assessed to per-telephone number or per-line charges, or possibly adopt a different assessment methodology. The FCC may revise or clarify the manner in which telecommunications carriers, like us, contribute to the fund based on their purchases of the underlying telecommunications component of their wholesale inputs. The FCC also is considering changes to the fund distribution rules that could either reduce or increase the total size of the fund, and thereby affect the amount of assessments we must pay. Any changes in the rules may affect our revenues and our competitive position in relation to other service providers, but it is not possible at this time to predict the extent we would be affected by any such rule changes, if at all. Separately, various states maintain, or are in the process of implementing, their own universal service programs, and the rules governing these state programs are also subject to changes. The FCC and state regulatory commissions are continuing to make changes to their universal service rules and policies, and it is difficult to predict how those changes might affect the telecommunications industry or us.

National Broadband Plan. As part of the American Recovery and Reinvestment Act of 2009, Congress directed the FCC, in coordination with the National Telecommunications and Information Administration, to develop a national broadband plan to ensure that Americans have access to broadband capability and to establish benchmarks in service of that goal. After concluding its analysis of the mechanisms for ensuring broadband access to all Americans, the FCC delivered the plan to Congress on March 16, 2010. The plan outlines the FCC’s policies concerning middle mile transport, intercarrier compensation, the Universal Service Fund, pole attachments, rights-of-way, spectrum allocation and broadband adoption.

The plan contains numerous recommendations for future actions by the FCC and Congress to further the goal of nationwide broadband access. We anticipate that the FCC will propose rule changes consistent with the plan and will seek additional comments before any final rules are adopted. The development of the FCC’s plan may lead to changes in the legal and regulatory environment in which we operate. We cannot predict the nature and extent of the impact which the outcome of these proceedings will have on us or our operations.

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

Network Management and Internet Neutrality. The FCC, the Administration and Congress have expressed interest in adopting so-called “net neutrality” requirements on broadband Internet access providers, which address whether, and the extent to which, owners of network infrastructure should be permitted to engage in network management practices that prioritize data packets on their networks through commercial arrangements or based on other preferences. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. This FCC decision has been appealed, and other proceedings before the FCC present related issues. Moreover, it is not possible to determine what other broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. In October 2009, the FCC proposed to adopt a modified version of the net neutrality principles as specific regulations. We cannot predict how any future legislative or regulatory decisions relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

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

State Regulation. We are subject to various state laws and regulations. Most state public utility commissions require providers such as us to obtain authority from the commission before initiating service in the state. In most states, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for specified services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements.

We have authority to offer intrastate long distance services in all 50 U.S. states and the District of Columbia. We have obtained authority to provide long distance service in states outside of our current and target markets to enhance our ability to attract business customers that maintain offices, or have employees who travel, outside of our markets.

We provide local services in our region by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent carriers’ network elements and our own local switching facilities. As of December 31, 2009, we possessed authority to provide local telephone services in Arkansas, Alabama, Delaware, Florida, Georgia, Kansas, Kentucky, Louisiana, Maryland, Mississippi, New Jersey, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and the District of Columbia.

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

States also regulate the intrastate carrier access services of incumbent carriers. We are required to pay access charges to incumbent carriers when they originate or terminate our intrastate long distance traffic. Our business could be harmed by high access charges, particularly to the extent that incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that they are able to offer their long distance affiliates better access pricing. States may regulate or legislate changes to the level of intrastate access charges assessed by competitive local exchange carriers. Some states have ordered maximum rate caps for intrastate access charges of competitive carriers that could result in a decrease in access charge revenues and the inability of competitive carriers to recover fully the costs of providing these services. In one such action, which was effective in March 2008, Virginia capped the intrastate access charges of competitive carriers at the rates charged by the incumbent in whose territory the competitive carrier provides service.

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

Intellectual Property

Our ability to compete depends in part upon our proprietary rights in our technology and business procedures and systems. We rely on a combination of contractual restrictions and copyright, trademark and trade secret laws to establish and protect these proprietary rights. We require employees, consultants and, if warranted based on the service to be provided, vendors to execute confidentiality agreements upon the commencement of their relationships with us. These agreements provide that confidential information developed or made known during the course of a relationship with us must be kept confidential and not disclosed to third parties except in specific circumstances.

The U.S. Patent and Trademark Office has granted us federal registrations for some of our trademarks. Federal registration of trademarks is effective for as long as we continue to use the trademarks and renew their registrations.

Employees

As of December 31, 2009, we had approximately 1,398 employees, of whom approximately 1,324 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Directors and Executive Officers

The table below shows information about our directors and executive officers as of March 1, 2010:

Name	Age	Position
Randall E. Curran	55	Chief Executive Officer and Director
Richard E. Fish, Jr.	44	Executive Vice President and Chief Financial Officer
J. Thomas Mullis	66	Senior Vice President-Legal and Regulatory, General Counsel and Secretary
Sara L. Plunkett	60	Senior Vice President-Finance
John Almeida, Jr.	39	Director
John J. Delucca	66	Director
Clyde A. Heintzelman	71	Director
Michael E. Leitner	42	Director
Thomas E. McInerney	68	Chairman of the Board of Directors
Sanjay Swani	43	Director
Philip M. Tseng	33	Director

Our executive officers serve at the pleasure of the board of directors.

Randall E. Curran has served as our Chief Executive Officer and as a director since February 2005. He previously served as Chairman and Chief Executive Officer of ICG Communications, Inc., a competitive telecommunications company, from September 2000 until December 2003. Before joining ICG Communications, Inc., Mr. Curran served as Chairman, President and Chief Executive Officer of Thermadyne Holdings Corporation, a global manufacturer of welding and cutting products. During 2004, he was engaged in management consulting with both FTI Consulting, Inc. and his own firm. Mr. Curran served with Thermadyne Holdings Corporation and its predecessor companies since 1981 in various positions, including Chief Operating Officer and Senior Vice President-Chief Financial Officer. Early in his career, he worked at Cooper Industries and with the accounting firm of Arthur Andersen & Co. Mr. Curran received a Bachelor of Arts degree in economics from DePauw University and a Master of Business Administration degree from Loyola University in Chicago.

Richard E. Fish, Jr. has served as our Chief Financial Officer since April 2005 and as an Executive Vice President since February 2006. Mr. Fish previously served as our Chief Administrative Officer from February 2005 until April 2005. Before joining our company, Mr. Fish served from November 2000 to October 2004 as Executive Vice President and Chief Financial Officer for ICG Communications, Inc. Before assuming that position, Mr. Fish served from September 1999 to November 2000 as ICG Communication, Inc.’s Senior Vice President of Finance. Before his service with ICG Communications, Inc., Mr. Fish served from 1994 to 1999 in various finance, regulatory, operational and business development positions with AT&T Local Services and Teleport Communications Group, a telecommunications service provider which became a subsidiary of AT&T. Before his service with AT&T and Teleport Communications Group, Mr. Fish served from 1987 to 1994 with the accounting firm of Arthur Andersen & Co.

J. Thomas Mullis has served as our Senior Vice President-Legal and Regulatory, General Counsel and Secretary since March 1997. Mr. Mullis served as General Counsel and Secretary of DeltaCom, Inc., the predecessor of one of our wholly-owned subsidiaries, which was a provider of long distance telecommunications services, from May 1985 to March 1997 and as Executive Vice President of DeltaCom, Inc. from January 1994 to November 1996. From November 1996 to March 1997, he also served as Senior Vice President of DeltaCom, Inc. From January 1990 to December 1993, Mr. Mullis was President, General Counsel and Secretary of Southern Interexchange Services, Inc., a switched services carrier, and Southern Interexchange Facilities, Inc., a private line carriers’ carrier.

Sara L. Plunkett has served as our Senior Vice President-Finance since July 2005 and as our Vice President-Finance from March 1997 until July 2005. She also served as our Treasurer from March 1997 through March 2000. Ms. Plunkett served as Vice President-Finance of DeltaCom, Inc., the predecessor of one of our wholly-owned subsidiaries, which was a provider of long distance telecommunications services, from October 1996 until March 1997. From May 1989 through October 1996, she served as Chief Financial Officer of DeltaCom, Inc.

John Almeida, Jr., has served on the board of directors since October 2003. Mr. Almeida joined Welsh, Carson, Anderson & Stowe, a private equity firm, in 1999 and currently is a General Partner with that firm. Before joining Welsh, Carson, Anderson & Stowe, Mr. Almeida worked at Lehman Brothers, a global financial services firm, in the investment banking department from 1997 to 1999 and at Westbury Capital Partners, a private equity firm, from 1995 to 1997. Mr. Almeida served as a director of BTI Telecom Corp. from 2001 to 2003 until our acquisition of that company. Mr. Almeida also serves as a director of Local Insight Media, Inc. and Titan Outdoor Holdings, Inc.

John J. DeLucca has served on the board of directors since October 2002. Mr. DeLucca has served as Executive Vice President and Chief Financial Officer of REL Consultancy Group, a provider of financial consulting services to businesses, from 2003 until 2004. Mr. DeLucca previously served as Executive Vice President, Finance and Administration, and Chief Financial Officer of Coty Inc., a manufacturer and marketer of personal fragrances, from 1999 to February 2002 and as Senior Vice President and Treasurer of RJR Nabisco Inc., an international consumer products company, from 1993 to 1998. Mr. DeLucca also has served, among other positions, as Managing Director and Chief Financial Officer of Hascoe Associates, President and Chief Financial Officer of the Lexington Group, and Senior Vice President-Finance and Managing Director of The Trump Group. Mr. DeLucca currently serves as a director, as chairman of the audit committee and as a member of the compensation committee of Endo Pharmaceuticals, Inc., as a director and as a member of each of the audit and governance and nominating committees of Tier Technologies, Inc., and as a director of a private company.

Clyde A. Heintzelman has served on the board of directors since July 2005. Mr. Heintzelman served as the Chairman of the Board of Optelecom, Inc. from February 2000 to June 2003 and as its interim President and Chief Executive Officer from June 2001 to January 2002. From November 1999 to May 2001, he was President of Net2000 Communications, Inc. From December 1998 to November 1999, Mr. Heintzelman served as the President and Chief Executive Officer of SAVVIS, Inc. (formerly SAVVIS Communications Corporation), a networking and Internet solutions company. Mr. Heintzelman currently serves as a director, chairman of the audit committee and member of the governance committee of SAVVIS, Inc., as a director and a member of the audit committee of Telecommunication Systems, Inc. and as Principal of CSMS, a private investment company.

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

Thomas E. McInerney has served on the board of directors since October 2003 and as Chairman of the Board since February 2005. Mr. McInerney has been a General Partner of Welsh, Carson, Anderson & Stowe, a private equity firm, since 1986 and is a Managing Member or General Partner of the sole general partner of Welsh, Carson, Anderson & Stowe VIII, L.P. and other associated investment partnerships. Previously, Mr. McInerney co-founded and served as President and Chief Executive Officer of Dama Telecommunications Corp., a communications services company. Before co-founding Dama Telecommunications, Mr. McInerney worked in the financial services area at Automatic Data Processing, Inc. and was previously with the American

Stock Exchange. Mr. McInerney served as a director of BTI Telecom Corp. from 2001 to 2003 until our acquisition of that company and is currently a director of SAVVIS, Inc. and various private companies.

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

As of December 31, 2009, we had $306.7 million of total long-term indebtedness, net of unamortized discount, including the current portion of such indebtedness. Our substantial level of indebtedness could have important consequences. For example, it may:

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

•	limit our ability to borrow additional funds to alleviate liquidity constraints, as a result of financial and other restrictive covenants in our credit agreements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage relative to companies that have less indebtedness; and

•	limit our ability to refinance our principal secured indebtedness.

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

Adverse conditions in the debt and equity capital markets continue to affect the global financial system. These conditions and other factors, coupled with a slowdown of business activity across a broad range of industries, have had, and may continue to have, a negative impact on our business and our financial condition. A protracted recessionary environment could continue to affect adversely overall demand for our services, which would have a negative effect on our revenues. In addition, our ability to access the debt and equity markets may be severely restricted at a time when we would like, or need, to access such markets, which could have a negative effect on our flexibility to react to changing economic and business conditions. The disruptions in the financial markets have had, and may continue to have, an adverse effect on the market value of our common stock, which could make it more difficult or costly for us to raise capital through an offering of our equity securities.

Decisions by the FCC removing regulation of AT&T and other incumbent telephone companies, and possible further deregulation in the future, may restrict our ability to provide local services and may increase the costs we incur to provide these services.

We rely in significant part on purchasing wholesale services and leasing network facilities from AT&T and other incumbent local exchange carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers’ offerings, including removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, as well as the grant of broad pricing flexibility for special access service in many areas. If the incumbent carriers do not continue to cooperate by permitting us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local exchange service could increase. This can have a significant adverse impact on our operating results and cash flows. If the FCC, Congress or state regulators were to adopt measures further reducing the local competition-related obligations of incumbent local exchange carriers or allowing those carriers to increase further the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows.

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

•

the acquisitions of BellSouth, our principal competitor and supplier of last-mile connectivity to our customers, by AT&T and of MCI by Verizon Communications have increased substantially their respective market power in many of the geographic markets we serve and in the market for business customers, and these acquisitions may accelerate consolidations among our other competitors;

•

cable companies, wireless carriers and providers of alternative forms of communication that rely on VoIP or similar applications are increasingly attracting customers and are expected to expand their target customer base from primarily residential customers to the types of businesses we serve;

•

recent regulatory decisions have decreased regulatory oversight of incumbent local telephone companies, which may increase the benefits that these companies could experience from their long-standing customer relationships and their ability to subsidize local services with revenue from unrelated businesses; and

•

new broadband providers with cost structures lower than ours as a result of governmental subsidies may attract customers away from us or may attract customers in our market territories as a result of their subsidized infrastructure.

The foregoing competitive pressures have contributed to customer attrition over the past three years. We expect that these pressures will continue to affect adversely our ability to maintain existing customers and win new customers.

We are subject to a significant number of legal proceedings that could result in our payment of substantial monetary damages and could adversely affect our ability to provide services.

To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private landowners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Since 2001, numerous third parties have initiated legal proceedings in a number of states challenging some of our licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Mississippi Power Company. Proceedings and disputes pending as of December 31, 2009 affected approximately 40 route miles of our network and, if resolved in a manner adverse to us, could affect additional portions of our network. We cannot predict whether additional portions of our network will become subject to similar legal proceedings in the future. If some of these or similar future challenges are successful, or if we are otherwise unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures, and to pay substantial monetary damages.

Our ability to use net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes is subject to limitation.

Under Section 382 of the Internal Revenue Code of 1986, a corporation that undergoes an “ownership change” generally is subject to limitations on its ability to utilize its pre-change net operating losses, or “NOLs,” to offset future taxable income. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders, generally stockholders with stock ownership of 5% or more, increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally three years. As of December 31, 2009, we reported a consolidated federal NOL carryforward of approximately $934 million. We experienced an ownership change in the year ended December 31, 2002. Section 382 will limit our ability to use pre-ownership change losses of approximately $152 million and pre-merger losses of BTI totaling approximately $213 million against future taxable income. Limitations imposed on the ability to use NOLs to offset future taxable income could cause us to pay U.S. federal income taxes earlier than we otherwise would pay such taxes if such limitations were not in effect and could cause such NOLs to expire unused, in each case reducing or eliminating the benefit of such NOLs. Similar rules and limitations may apply for state income tax purposes.

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

We have experienced reductions in switched access and reciprocal compensation revenue, and we may experience further such reductions in the future.

Over the past several years, we have experienced a decline in our revenue for switched access and reciprocal compensation. Various factors have contributed to this trend, such as a lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. The FCC has been considering proposals for an integrated intercarrier compensation regime under which all traffic exchanged between carriers would be subject to a unified rate. Such changes could materially reduce our switched access revenue from other carriers. We cannot predict the outcome of pending FCC rule makings related to inter-carrier compensation. In addition, some states have adopted, and other states are considering, rules that lower or cap the switched access rates of competitive carriers. Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

Our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our operating results.

We have effectively extended our network with minimal capital expenditures by entering into marketing and management agreements with public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Under these agreements, we generally earn a commission based upon a percentage of the gross revenues generated by the sale of capacity on the utility’s networks. Any cancellation or non-renewal of any of these agreements, any adverse legal ruling with respect to our rights under any of these agreements, or any future failure by us to acquire and maintain similar network agreements in these or other markets as necessary could materially adversely affect our operations. In addition, some of our agreements with the public utility companies are non-exclusive, and our business would suffer from any reduction in the amount of capacity they make available to us.

Our ability to provide service also could be materially adversely affected by a cable cut, switch failure or other equipment failure along our fiber optic network or along any other fiber optic network on which we lease transmission capacity. A significant portion of our fiber optic network is not protected by electronic redundancy or geographical diverse routing. Lack of these safeguards could result in our inability to reroute traffic to another fiber in the same fiber sheath in the event of a partial fiber cut or electronics failure or to an entirely different fiber optic route, assuming capacity is available, if there occurs a total cable cut or if we fail to maintain our rights-of-way on some routes. Our ability to use network infrastructure and continue to provide services also may be affected by regulatory or legislative developments in connection with net neutrality, which refers to the non-discriminatory treatment of data that traverse broadband networks. We cannot predict the outcome of any such developments.

If we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.

To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities, pursuant to interconnection agreements between us and the incumbent carriers. As the original term of each of our interconnection agreements expires, it typically will be renewed on a month-to-month basis until it is replaced by a successor agreement. The regulatory conditions to the merger of AT&T and BellSouth that provided additional options for entering into new agreements will expire in 2010, and we may not be able to enter into new interconnection agreements with AT&T or other carriers on acceptable terms or in a timely manner. Further, federal regulators have adopted substantial modifications to the requirements that obligate AT&T and other former monopoly local telephone companies to provide to us at cost-based rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. Among the incumbent companies other than AT&T and CenturyTel, Inc. on which we rely for access to our customers is Verizon, which currently operates in a limited number of our service areas. Verizon has agreed to sell some of these properties to Frontier Communications Corporation in North Carolina, South Carolina and West Virginia. We are currently in discussions with Verizon over the assignment to Frontier of our agreements with Verizon. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

We may not be able to retain the few large customers on which we depend for a significant percentage of our revenues.

We may not be able to retain our large customers, or we may be required to lower our prices significantly to retain them. Our ability to retain these customers may be adversely affected by pending or contemplated consolidations in our industry, adverse changes in our financial condition, increased competition, customer service issues and other events that may occur. The table below sets forth the approximate percentages of our total consolidated revenues generated in 2009, 2008 and 2007 by our five largest integrated communications services customers and our three largest wholesale services customers:

	Year Ended December 31,
	2009	2008	2007
Five largest integrated communications services customers	6.6%	6.0%	4.6%
Three largest wholesale services customers	5.6%	4.5%	6.2%

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

We are subject to laws and regulations that may increase our costs of providing service, require changes in our services or require us to incur significant costs and liabilities, any of which could impair our financial performance.

Our operations are subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Environmental Protection Agency, and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies. Action by these regulatory bodies could negatively affect our operations and our costs of doing business. For example, changes in policies or regulations mandating new environmental standards could increase our operating costs, such as utility costs at our switch sites, and changes in tax laws or the interpretation of existing tax laws by state and local authorities could increase our income, sales, property or other tax costs. In addition, our operations are subject to a variety of laws and regulations relating to the protection of the environment, including those governing the cleanup of contamination and the management and disposal of hazardous substances and wastes. As an owner or operator of property, we could incur significant costs as a result of violations or liabilities under such laws and regulations, including fines, penalties, cleanup costs and third-party claims.

We may not benefit from our acquisition strategy.

As part of our business strategy, we regularly evaluate opportunities to enhance the value of our company by pursuing acquisitions of other businesses. Before the completion of our recapitalization transactions in July 2007, such efforts were hindered in part due to our high levels of outstanding debt and our complicated capital structure. Following the completion of the recapitalization transactions, however, we believe that we are better positioned to pursue, and therefore we intend to pursue, such strategic acquisition opportunities as they arise though we remain subject to financial and other covenants in our credit agreements that contain restrictions as to the opportunities we may be able to pursue. We cannot provide any assurance, however, with respect to the timing, likelihood, size or financial effect of any potential transaction involving our company, as we may not be successful in identifying and consummating any acquisition or in integrating any newly acquired business into our operations.

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

Our failure to maintain adequate information and processing systems could limit our ability to increase our services, increase our operating costs and expose us to potential liability.

We depend on sophisticated information and processing systems to grow, monitor costs, bill customers, provision customer orders and achieve operating efficiencies. Our inability to identify adequately all of our information and processing needs, to process the information effectively or accurately, to upgrade our systems as necessary or to manage confidential customer data could limit our ability to increase our services.

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

We may be subject to future claims that we have infringed patents or other intellectual property rights of third parties. We may be unaware of filed patent applications and of issued patents that could relate to our products and services. Some of the largest communications providers, such as AT&T, Sprint Nextel Corporation and Verizon, have substantial patent holdings. These providers have successfully asserted their claims against some communications companies, and have filed pending lawsuits against various competitive carriers. Parties successfully making claims of infringement against us may be able to obtain injunctive or other equitable relief that could prevent or impede delivery of some of our services. If an infringement claim were successfully asserted or settled by us, we could have to pay significant damages or obtain one or more licenses from third parties, which could require us to pay substantial royalties and licensing fees. Further, the defense of any claims could be time-consuming and expensive, regardless of the merits of such claims.

We are subject to risks associated with rapid changes in technology and customer preferences.

Our business could suffer from unexpected developments in technology, or from our failure to adapt to these changes. The communications industry is subject to rapid and significant changes in technology, and we may be required to select one emerging technology over another. We may not have or be able to raise the significant capital that a conversion to a new technology may require, or be able to complete the installation of additional network equipment and the conversion to more advanced technology in a timely manner, at a commercially reasonable cost or at all. New technologies also could lead to the development of new, more convenient and cost-effective services. In addition, the preferences and requirements of customers can change rapidly. For example, telecommunications customers are increasingly using wireless forms of communication, such as handheld Internet-access devices and mobile IP phones. The development and offering of new services in response to new technologies or consumer demands may require us to increase our capital expenditures significantly. Moreover, new technologies may be protected by patents or other intellectual property laws and therefore may be available only to the company’s competitors and not to us. We will be unable to predict with any certainty, at the time we are required to make our investments, whether the technology we have chosen will prove to be the most economic, efficient or capable of attracting customer usage. If we choose the wrong technology, or if our competitors develop or select a superior technology, we could lose our existing customers and be unable to attract new customers, which would harm our business and operations.

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

We are dependent for certain equipment used in our network on a limited number of suppliers, some of which are experiencing financial distress. If these suppliers are unable because of their financial distress to meet our needs, we would be required to obtain this equipment from other suppliers. The acquirers of these distressed suppliers may not continue to upgrade technology associated with the type of equipment we use in our network. If we were required to purchase another manufacturer’s equipment, we could incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment, which could have an adverse effect on our financial condition and results of operations.

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

Affiliates of Welsh, Carson, Anderson & Stowe own securities representing approximately half of our voting power, which gives them the ability to exercise controlling influence over major corporate actions by us.

The controlling affiliates of the investment funds that constitute Welsh, Carson, Anderson & Stowe, a private equity firm, have reported in SEC filings that such affiliates and the funds, as a group, beneficially owned common stock representing approximately 49.9% of the voting power of our common stock outstanding as of December 31, 2009. Based upon their existing common stock ownership, the members of this group currently have the ability to exercise controlling influence over the outcome of actions involving our company or its assets that require stockholder approval. In addition, three of our eight directors are members of, or affiliated with members of, this group.

The Welsh, Carson, Anderson & Stowe group may have interests with respect to our company that differ from those of our other stockholders as a result of significant investments by the group in other communications companies.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and could make it more difficult for us to raise funds through a public offering of our equity securities. We and some of our securityholders are parties to registration rights agreements under which those securityholders are entitled, subject to some limitations and qualifications, to shelf, demand and piggy-back registration rights with respect to our common stock owned by such securityholders from time to time. As of December 31, 2009, up to approximately 55,300,000 outstanding shares of our common stock, which constitute up to approximately 67% of our outstanding shares of common stock, may be entitled to these registration rights.

Our investment portfolio is subject to market risks that may adversely affect our financial condition.

Through December 31, 2009, we had recorded $348,000 in losses on our investment in the Primary Fund of The Reserve Fund, a money market fund registered with the SEC, which have not yet been recovered. Further declines in the market values of our cash, cash equivalents and short-term investments could have an adverse impact on our financial condition and operating results. Historically, we have invested our cash balances primarily in AAAm- and Aaa-rated money market funds. Investments in these funds are subject to general credit, liquidity, market and interest rate risks, which may be directly or indirectly affected by the sub-prime mortgage defaults and other developments that have adversely affected the financial markets and the credit quality and liquidity of such investments. If any issuer defaults on its obligations or its credit ratings are negatively affected by liquidity problems, losses or other factors, the value of our cash equivalents and short-term investments could decline.

If we fail to maintain proper and effective internal control over financial reporting or fail to implement any required changes, our ability to produce accurate financial statements could be impaired, which could increase our operating costs and adversely affect our ability to operate our business.

We may be required to provide annual management assessments of the effectiveness of our internal control over financial reporting and to provide reports by our independent registered public accounting firm addressing these assessments. Ensuring that we have adequate internal control over financial reporting so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Implementing any required changes to our internal controls may require modifications to our existing accounting systems or the engagement of additional accounting personnel. Any failure by us to maintain adequate internal controls, or our inability to produce accurate financial statements on a timely basis, could increase our operating costs and impair our ability to operate our business.

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

The leases for these switch sites expire on various dates from 2011 to 2015.

We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized network operations and switch control center for our network and as an operator services center.

As of December 31, 2009, we served our markets, primarily in our eight-state region, through more than 40 branch office locations. We lease our branch office locations under leases that expire on various dates from 2010 through 2016.

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

Regulatory Proceedings

We are a party to numerous regulatory proceedings affecting the segments of the communications industry in which we operate, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by AT&T, and other incumbent local telephone companies. Some of these proceedings are discussed above under “Business—Regulation.” We anticipate that these companies will continue to pursue arbitration, litigation, regulation and legislation in states within our primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including us. We may not succeed in our challenges to these or other similar actions that would prevent or deter us from successfully competing with the incumbent carriers.

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

To maintain our fiber optic network, we have obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. We may not be able to continue to use or have access to all of our existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Since 2001, numerous third parties have initiated legal proceedings in a number of states challenging some of our licenses to use the rights-of-way of others, including our licenses to use the rights-of-way of Georgia Power Company, Gulf Power Company and Mississippi Power Company. The plaintiffs’ lawsuits claim that we may not use some or all of the fiber optic communications lines on the rights of way that cross the plaintiffs’ properties and that such actions exceed the easements or other property rights held by us or our co-defendants, Georgia Power Company, Gulf Power Company and Mississippi Power Company. The plaintiffs assert claims for, among other things, trespass and unjust enrichment and seek compensatory and punitive damages and injunctive relief. We believe that we have complied with applicable laws and that the plaintiffs’ claims are without merit. The lawsuits relating to the easement rights in Georgia were resolved in 2006 in favor of Georgia Power Company and us. As of the date of this report, we, together with our co-defendants, Gulf Power Company and Mississippi Power Company, as applicable, have entered into agreements with plaintiffs in a substantial number of the actions pending against us to clarify the easement rights in Florida and Mississippi. These agreements have been approved by the Circuit Court of Gadsden County, Florida and the Circuit Courts of Harrison County and Jasper County, Mississippi (First Judicial Circuit), and dismissals of the related cases have occurred or are in progress. These agreements, and the payment of settlement amounts thereunder, did not have a material adverse effect on our financial position or results of operations. As of December 31, 2009, pending proceedings or disputes that had not been settled or otherwise resolved affected approximately 40 route miles of our network. If some of these or similar future challenges are successful, or if we otherwise are unsuccessful in maintaining or renewing our rights to use our network easements, rights-of-way, franchises and licenses, we may be compelled to abandon significant portions of our network, which would require us to incur additional expenditures and to pay substantial monetary damages.

In August 2001, we filed suit in the Superior Court of Troup County, Georgia, against Southern Telecom, Inc., Alabama Power Company, Georgia Power Company, Mississippi Power Company, Gulf Power Company and related entities from which we have obtained by agreement use of rights-of-way for our fiber optic telecommunications networks. We seek a declaratory judgment that the defendants are legally required to use their best efforts to defend us against any claims that we do not have the right to use the rights-of-way granted to these entities and to defend, indemnify and hold us harmless against all such claims. We filed for summary judgment in December 2001, and the defendants subsequently filed a motion for summary judgment. The defendants also have filed a counterclaim requesting, among other relief, that we reimburse them for the cost of perfecting the applicable rights-of-way. In September 2004, the court issued an order denying our motion and the defendants’ motion for summary judgment and staying the proceeding pending a final determination of the property owner proceedings that form the basis for our claims. In January 2005, the Georgia Court of Appeals denied our appeal of this order on procedural grounds. The proceeding remains stayed pending developments in the various proceedings described above or previously resolved affecting the rights-of-way of Mississippi Power Company, Gulf Power Company and Georgia Power Company used by us. An adverse outcome on the counterclaim, or an adverse outcome against us in one or more of the rights-of-way lawsuits, individually or in the aggregate, could have a material adverse effect on our financial position or results of operations.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for the Common Stock

The following table sets forth the high and low sale prices of the common stock for each quarter of 2009 and 2008. Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “ITCD.OB.”

2008	High	Low
First Quarter	$5.00	$3.00
Second Quarter	$3.70	$2.90
Third Quarter	$3.20	$1.27
Fourth Quarter	$1.90	$0.20

2009	High	Low
First Quarter	$0.75	$0.35
Second Quarter	$1.20	$0.60
Third Quarter	$1.50	$0.75
Fourth Quarter	$2.10	$1.20

On March 1, 2010, there were approximately 637 record holders of our common stock.

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

Stock Performance Graph

The graph and table set forth below show the cumulative total stockholder return on our common stock compared to the Standard & Poor’s 500 Stock Index and the Nasdaq Telecommunications Index, which is composed of stocks of publicly traded companies which are principally in the telecommunications business, for the five-year period beginning on December 31, 2004 and ending on December 31, 2009. The graph assumes $100 was invested at the close of business on December 31, 2004 in (1) the common stock, (2) the Standard & Poor’s 500 Stock Index and (3) the Nasdaq Telecommunications Index. Total stockholder return is measured by dividing total dividends, assuming dividend reinvestment, plus share price change for a period, by the share price at the beginning of the measurement period.

Company Index	December 31, 2005	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
ITC^DeltaCom, Inc.	$24.56	$49.71	$97.47	$9.75	$36.06
S&P 500 Stock Index	$103.00	$117.03	$121.16	$74.53	$92.01
Nasdaq Telecom Index	$92.79	$118.55	$129.42	$73.79	$109.39

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

The following table sets forth ITC^DeltaCom’s selected consolidated financial data for the fiscal years and at the dates shown below. The selected operating statement data for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, and the selected balance sheet data at December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009, have been derived from the consolidated financial statements that have been audited by BDO Seidman, LLP, independent registered public accounting firm.

You should read the selected financial data below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)
Operating Statement Data:
Operating revenues:
Integrated communications services	$394,156	$413,981	$399,135	$384,132	$414,969
Wholesale services	59,401	65,798	70,590	81,785	85,232
Equipment sales and related services	15,767	18,084	22,423	21,723	20,200

Total operating revenues	469,324	497,863	492,148	487,640	520,401

Costs and expenses:
Cost of services and equipment, excluding depreciation and amortization	212,630	232,899	232,192	244,278	268,123
Selling, operations and administration expense	171,579	183,123	192,085	182,873	195,496
Depreciation and amortization	69,064	73,514	74,166	59,832	53,187
Restructuring and merger-related expenses	—	—	—	—	135
Asset impairment loss(a)	—	—	—	—	13,373

Total operating expenses	453,273	489,536	498,443	486,983	530,314

Operating income (loss)	16,051	8,327	(6,295)	657	(9,913)

Interest expense	(27,441)	(32,538)	(50,598)	(57,625)	(40,508)
Prepayment penalties on debt extinguished	—	—	(8,208)	—	—
Debt issuance cost write-off	—	—	(7,298)	—	(3,948)
Loss on extinguishment of debt	—	—	(105,269)	—	—
Cost of unused equity commitment	—	—	(1,620)	—	—
Interest and other income (expense), net	415	1,314	2,262	3,509	3,520

Total other expenses, net	(27,026)	(31,224)	(170,731)	(54,116)	(40,936)

Loss before income taxes	(10,975)	(22,897)	(177,026)	(53,459)	(50,849)
Income tax expense (benefit)	—	—	—	—	—

Net loss	(10,975)	(22,897)	(177,026)	(53,459)	(50,849)
Preferred stock dividends and accretion(b)	—	(7,073)	(39,306)	(7,445)	(6,957)
Charge due to preferred stock redemption and conversion	—	—	(44,250)	—	—

Net loss applicable to common stockholders	$(10,975)	$(29,970)	$(260,582)	$(60,904)	$(57,806)

Basic and diluted net loss per common share	$(0.14)	$(0.38)	$(6.68)	$(3.25)	$(3.11)

Basic and diluted weighted average common shares outstanding	81,091,458	79,892,779	39,001,228	18,751,067	18,598,549

Balance Sheet Data (at period end):
Cash and cash equivalents (unrestricted)	$67,786	$56,683	$57,505	$67,643	$69,360
Working capital (deficit)	40,371	33,902	42,179	24,009	44,806
Total assets	368,494	382,661	398,366	435,582	456,758
Long-term liabilities	303,747	307,880	306,535	338,512	322,272
Convertible redeemable preferred stock	—	—	34,351	74,170	68,473
Stockholders’ equity (deficit)	(16,724)	(12,401)	(23,924)	(91,039)	(31,654)

Other Financial Data:
Capital expenditures	56,679	64,776	49,046	46,880	28,325
Cash flows provided by operating activities	68,902	62,660	23,163	28,676	28,449
Cash flows used in investing activities	(54,655)	(69,517)	(50,745)	(46,913)	(6,423)
Cash flows (used in) provided by financing activities	(3,144)	6,035	17,444	16,520	30,735

(a)	In 2005, we recorded asset impairment loss consisting of a write-down of impaired property, plant and equipment of $7.2 million and a write-off of indefinite life intangibles of $6.2 million.
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

You should read the following discussion together with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Overview

General. We are one of the largest facilities-based competitive providers of integrated communications services, principally to businesses, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We deliver a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. We often offer these services as bundled solutions, including our Simpli-BusinessSM complete office communications solution that conveniently packages our managed network services and communications devices for business customers. We also sell customer premises equipment to our business customers.

We offer our services primarily over our advanced fiber optic network, which as of December 31, 2009 consisted of 12,161 route miles deployed from New York to Florida and from Georgia to Texas, and principally covered portions of our primary eight-state market. We also use additional network facilities obtained from other providers to extend our market coverage and to meet the needs of our customers. Our fiber optic network provides us with significant transmission capacity that we use for our own data and voice traffic and selectively sell to other communications providers on a wholesale basis.

Although we historically have had many small customers, our current marketing strategy emphasizes medium-sized and enterprise customers who have significant communications needs and purchase high-margin, value-added services and solutions. Enterprise customers are businesses that we believe have the potential to spend over $25,000 per month on our services.

During 2009, we focused on continuing to improve our operating performance and further enhancing our liquidity. As part of these ongoing initiatives, we:

•	increased cash flows provided by operating activities by $6.2 million, or 9.9%, to $68.9 million for 2009 from $62.7 million for 2008;

•

invested $56.7 million in network and other property and equipment in 2009, representing a decrease of $8.1 million from $64.8 million in 2008, which included an investment in the fourth quarter of 2008 of $15.4 million in our $20 million network upgrade that we completed in 2009;

•

experienced a decrease in the number of our facilities-based retail business lines in service (including UNE-T and other UNE lines) of approximately 2,100 net lines and a decrease in our non-facilities based lines of approximately 11,000 lines, resulting in an increase in the percentage of facilities-based retail business lines in service from 86% to 88%;

•	reduced our cost of services and equipment as a percentage of total operating revenues to 45.3% for 2009 from 46.8% for 2008 by eliminating excess costs from our network;

•	reduced our selling, operations and administration expense by $11.5 million, or 6.3%, to $171.6 million for 2009 from $183.1 million for 2008;

•	recorded a net loss of $11.0 million for 2009 compared to a net loss of $22.9 million for 2008; and

•	increased adjusted EBITDA, as defined by us, by $4.0 million, or 4.8%, to $88.1 million for 2009 from $84.1 million for 2008.

Operating Revenues. We currently derive operating revenues from our offering of integrated communications services, wholesale services and equipment sales and related services.

Integrated Communications Services. We deliver integrated voice and data communications services to end-users on a retail basis. We refer to these services, which are described in more detail in this report under “Business—Services—Integrated Communications Services,” as our “integrated communications” services. Revenues from these services accounted for approximately 84% of our total operating revenues for 2009, 83% of our total operating revenues for 2008 and 81% of our total operating revenues for 2007. We derive most of our operating revenues from recurring monthly charges that are generated by these services. Over the past five years, we have generated an increasing percentage of our operating revenues from local services, primarily local services provided under our interconnection agreements with other local telephone companies, and from data and Internet services.

Long distance services revenues, which are included in operating revenues from integrated communications services, accounted for approximately 10% of our total operating revenues for 2009, 11% of our total operating revenues for 2008 and 12% of our total operating revenues for 2007. The decreases in long distance services revenues resulted in part from a decrease in our average rate per billable minute. We have increased the total of our long distance minutes of use bundled within our local service product offering, which also contributed to the decline in long distance services revenues. We expect that pricing pressure on long distance services revenues will continue to have a negative impact on our long distance services and revenues in 2010.

We expect to continue expanding portions of our integrated communications services business. Although we have experienced success in obtaining increased market share in the markets where we provide these services, we generally do not expect that our integrated communications services will command a significant share of the market for communications services in the southeastern United States. We conduct strategic reviews of the profitability of all our service offerings and, as a result of these reviews, have increased our sales efforts in some offerings and decreased our sales efforts in others. In 2010, we will continue to focus on development of our more profitable markets and products.

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

Wholesale Services. We deliver wholesale communications services to other communications businesses, as discussed in this report under “Business—Services—Wholesale Services.” Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers, operator and directory assistance services, and limited amounts of switched termination services for other communications companies. Revenues from these services are generated from sales to a limited number of other communications companies and accounted for approximately 13% of our total operating revenues for 2009, 13% of our total operating revenues for 2008 and 14% of our total operating revenues for 2007.

We provide our broadband transport services to other communications companies on a “take or pay” basis, on an individual circuit basis, or on a month-to-month basis after the initial term of the “take or pay” or individual circuit contract has expired. We generally provide our broadband transport services under master lease agreements that have initial terms ranging from one year to three years. Our broadband transport customers then purchase the amount of capacity they require from time to time under the terms specified in the master agreements. A substantial portion of our broadband transport circuits are provided on a month-to-month basis, as the industry has moved over the past several years to initial contract terms followed by month-to-month terms.

Broadband transport services also include commission revenues from the marketing, sale and management of capacity on the portions of our network that are owned by utilities but managed and marketed by us. Negligible incremental costs are associated with these commissions, because we use the same marketing and sales force to service the utility-owned portions of the network that we use to service the owned portions of the network. Our commission revenues from these arrangements amounted to approximately $2.9 million for 2007, $2.5 million for 2008 and $2.0 million for 2009. See note 2 to our consolidated financial statements appearing elsewhere in this report for additional information regarding these commissions.

Broadband transport revenues have declined since 2007 due to the transfer by other carriers of traffic from our network to unused portions of their networks, as well as due to increased pricing pressures.

We provide local interconnection services throughout our primary eight-state market to Internet service providers that enable the customers of the Internet service providers to connect to their providers by dialing a local number. To acquire these services, our customers interconnect to our network either by colocating their communications equipment within one of our facilities or by purchasing our broadband transport services to connect their remote equipment with our equipment. To provide the local dial tone to their customers, our Internet service provider customers generally purchase primary rate interface, or “PRI,” circuits from us that are the functional equivalent of approximately 23 local telephone lines. In connection with our provision of the local dial tone, we generate revenues from sales of PRIs to the Internet service providers and from reciprocal compensation we receive from AT&T (following its acquisition of BellSouth) and other carriers that provide the local services to the customers of the Internet service providers. We generated total local interconnection revenues of $1.4 million for 2009, $4.7 million for 2008 and $6.3 million for 2007. These revenues have declined over the past three years because fewer PRI circuits were provided and lower reciprocal compensation revenues were earned on the circuits, as dial-up services by Internet service providers continue to be replaced with broadband applications.

We sell nationwide directory assistance services to other communications providers. These communications providers route directory assistance requests of their own customers to one or both of our operator services centers that are located on our regional fiber optic network. The communications providers typically purchase our broadband transport services to interconnect with our operator services centers. We also offer, on a nationwide basis, enhanced assistance services such as movie listings, stock quotes, weather information, horoscopes and yellow pages. Revenues from our operator and directory assistance services were $4.0 million for 2009, $4.5 million for 2008 and $5.6 million for 2007.

We derive some of our wholesale revenues from the sale of limited amounts of switched termination services as well as data and colocation services for other communications companies. Revenues from our wholesale customers for these services were $4.2 million for 2009, $3.7 million for 2008 and $3.9 million for 2007. Because we are investing limited capital in this part of our wholesale business, our revenues from these services are not expected to increase, and may decline, in future periods.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premises equipment. We refer to these services as our “equipment sales and related services.” Revenues from these services, which are primarily generated from sales to our integrated communications services customers, represented approximately 3% of our total operating revenues for 2009, 4% of our total operating revenues for 2008 and 5% of our total operating revenues for 2007. We believe the relationships we have developed with these customers through non-recurring sales and the infrastructure we have developed to support these sales have positioned us to expand our sales of recurring service offerings to such customers.

Our five largest retail customers combined represented 6.6% of our total operating revenues for 2009, 6% of our total operating revenues for 2008 and 4.6% of our total operating revenues for 2007. One retail customer represented 3% of our total operating revenues for 2009 and 3.1% of our total operating revenues for 2008. No single customer represented 3% or more of our total operating revenues for 2007.

Core and Non-Core Services Revenue. Our management differentiates between “core revenue,” which is derived from sales of services that are considered to be key to our business strategy, and “non-core revenue.”

We consider our core revenue to include the following:

•

Core retail revenue. We define our core retail revenue as revenue we generate from sales of our integrated digital T-1 transmission line-based services, including local, data, long distance and mobile services which are bundled according to customer service requirements. Our core retail revenue increased 1% in 2009 over 2008 and 14% in 2008 over 2007.

•

Enterprise revenue. We define enterprise revenue to include revenue generated by customers which we believe have the potential to spend over $25,000 per month on our products and services. Services provided to our enterprise customers typically include in-bound and out-bound voice services as well as data and local services. Our enterprise revenue increased 6% in 2009 over 2008 and 11% in 2008 over 2007.

•

Core wholesale revenue. Our core wholesale revenue consists of revenue from sales of our broadband capacity services, which we provide to other communications companies. Our wholesale core revenue declined 6% in 2009 from 2008 and 4% in 2008 from 2007.

•

Equipment sales and services revenue. We derive non-recurring revenue from selling, installing and providing maintenance services for customer premises equipment. Revenue from equipment sales and services decreased 13% in 2009 from 2008 and 19% in 2008 from 2007.

Within both our retail and wholesale customer bases, we recently have defined revenue from certain traditional telecommunication products to be “non-core revenue” because technological changes have led to the development of competing solutions for the types of customers that typically purchase such products. We consider our non-core revenue to include the following:

•

Non-core retail revenue. We define our non-core retail revenue as revenue generated from sales of our basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network, or “POTS,” as well as resale local service. Our non-core retail revenue also includes outbound long distance usage-based revenue and revenue from access usage related to products which we no longer consider to be key to our business. Non-core retail revenue decreased 20% in 2009 from 2008 and 16% in 2008 from 2007.

•

Non-core wholesale revenue. Non-core wholesale revenue includes revenue from our sales of dial-up Internet services, wholesale long distance and operator and directory-assisted traffic. We consider revenue generated by dial-up Internet access services to be non-core revenue due to the expansion of substitute broadband Internet services. The decline in demand for usage-based services at the retail level has contributed to the same decline in wholesale long distance services, as well as to declines in operator and directory-assisted traffic. Revenues from our non-core wholesale services decreased 25% in 2009 from 2008 and 16% in 2008 from 2007.

The following table sets forth, for 2009, 2008 and 2007, the portions of our total operating revenues represented by our (1) core and non-core retail revenue, (2) core and non-core wholesale revenue, (3) enterprise revenue and (4) equipment sales and services revenue.

	Year Ended December 31,
	2009	2008	2007
Retail revenue:
Core retail revenue	$266,831	$265,345	$231,797
Non-core retail revenue	91,996	115,337	137,440

Total retail revenue	358,827	380,682	369,237
Wholesale revenue:
Core wholesale revenue	49,511	52,666	54,867
Non-core wholesale revenue	9,890	13,132	15,723

Total wholesale revenue	59,401	65,798	70,590
Enterprise revenue	35,329	33,299	29,898
Equipment sales and services revenue	15,767	18,084	22,423

Total operating revenue:	$469,324	$497,863	$492,148

Operating Expenses. Our principal operating expenses consist of cost of services and equipment, selling, operations and administration expense, and depreciation and amortization.

Cost of Services and Equipment. We currently provide our integrated communications services by using our network facilities and by reselling the services of other telephone companies. The cost of services related to our integrated communications services consists primarily of access charges and local facility charges that we are required to pay to other telephone companies when we use a portion of their network or facilities in providing services to our customers, as well as charges that we are required to pay to other telephone companies when they originate, terminate or transport messages sent by our customers. The provision of local services over our network generally reduces the amounts we otherwise would be required to pay to other telephone companies to use their networks and facilities in order to provide local services. Beginning in the second quarter of 2005 and continuing through 2009, we undertook a variety of significant cost-saving initiatives, including capital investment in our network to reduce the amount we pay other telephone companies to use their networks and facilities, renegotiation of our contracts, implementation of new DS1 and DS0 central office colocations with AT&T, audits of invoices, and use of alternative local providers, market profitability analysis and least-cost routing of interexchange carrier calls. Largely as a result of these initiatives, our cost of services and equipment decreased in 2009 in both absolute terms and as a percentage of our total operating revenues. We will continue to pursue a number of initiatives in 2010 targeted at reducing our overall cost of services, including continuing assessment of the implications for our existing and future cost of services of FCC actions that significantly limit UNE-P and the availability of UNE elements as a provisioning alternative.

The cost of services related to our wholesale broadband transport services principally reflects costs attributable to the leasing of intercity fiber under long-term operating leases and the leasing of intracity capacity to meet customer requirements within each of our markets. These costs generally are fixed in the short to intermediate term. The cost of services related to our wholesale directory assistance services primarily reflects variable costs attributable to the cost of listing and enhanced data, which we purchase from a third party. The costs of broadband transport services and directory assistance services as a percentage of our total operating revenues are low relative to the cost of providing integrated communications services.

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

Asset Revaluations. As events or circumstances change that could affect the recoverability of the carrying value of our property, plant and equipment, we conduct a comprehensive review of the carrying value of our property and equipment to determine if the carrying amount of our assets are recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Historically, for purposes of our impairment review, we have determined our retail group and our wholesale group as two separate asset groups with identifiable cash flows. Our retail group consists of those assets and liabilities associated with servicing our retail customer base, and our wholesale group consists of those assets and liabilities associated with servicing our wholesale customer base.

We conducted an annual review of our long-lived assets, consisting of property and equipment and finite-lived intangible assets, in conjunction with our current business plans and operating trends in the third and fourth quarters of 2008 and the third quarter of 2009 for possible impairment of those assets. Based upon these reviews and our evaluation of our current and projected results of operating performance, we concluded that our long-lived assets associated with our two separate asset groups were not impaired as of December 31, 2009, December 31, 2008 or December 31, 2007. We will continue to assess our assets for impairment as events occur or as industry conditions warrant.

Depreciation and Amortization. Our depreciation and amortization expense was $69.1 million for 2009, $73.5 million for 2008 and $74.2 million for 2007.

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

In the future, we expect that we may again report adjusted EBITDA excluding the items discussed below and may incur expenses similar to the excluded items discussed below. Accordingly, the exclusion of these and other similar items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual.

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

Our management recognizes that adjusted EBITDA has limitations as an analytical financial measure, including the following:

•	adjusted EBITDA does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase equipment;

•	adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, associated with ITC^DeltaCom’s indebtedness;

•

adjusted EBITDA does not reflect depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor does adjusted EBITDA reflect any cash requirements for such replacements;

•

adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that we consider as not indicative of ITC^DeltaCom’s ongoing operations, but which may recur, including non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss; and

•

to the extent that ITC^DeltaCom changes its accounting of certain transactions or other items from period to period, ITC^DeltaCom’s adjusted EBITDA may not be directly comparable from period to period.

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

Information About Our Business

The following table presents information about our business as of the dates indicated.

	Year Ended December 31,
	2009	2008	2007
Colocations(1)	279	268	267
Voice and data switches, Nortel Call Server 2000 IP, Nortel DMS500 and Alcatel-Lucent 5E	20	21	22
Number of employees(2)	1,398	1,565	1,800

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for 2009, 2008 and 2007, information about our operating revenues and about the telephone access lines we installed for and sold to our customers who purchase our integrated communications services and our wholesale services.

	Year Ended December 31,
	2009	2008	2007
	(dollars in thousands)
Integrated communications services revenues	$394,156	$413,981	$399,135
Wholesale services revenues:
Broadband transport	49,511	52,666	54,862
Local interconnection	1,356	4,672	6,257
Directory assistance and operator services	3,960	4,520	5,562
Other	4,574	3,940	3,909

Total wholesale services revenues	59,401	65,798	70,590

Equipment sales and related services revenues	15,767	18,084	22,423

Total operating revenues	$469,324	$497,863	$492,148

At period end:
Retail business voice lines in service(1)
UNE-T and other UNE lines(2)	367,403	369,496	339,534
Resale and UNE-P lines(3)	51,602	62,629	78,976

Total retail voice lines in service	419,005	432,125	418,510
Wholesale lines in service(4)	8,004	26,151	40,319

Total business lines in service(5)	427,009	458,276	458,829

(1)	Lines in service include only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.
(2)	Facilities-based service offering in which we provide local transport through our owned and operated switching facilities.
(3)	Resale service offerings in which we provide local and mobile services.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Results of Operations

2009 Compared to 2008

Operating Revenues. Total operating revenues decreased $28.6 million from $497.9 million for 2008 to $469.3 million for 2009.

During 2009, we experienced declining business demand and competitive pricing pressures that have adversely affected most of our markets and products since the latter half of 2008. These conditions have negatively affected our operations by accelerating attrition of retail customers that have sustained business declines and that exhibit increased cost sensitivity and by slowing the rate at which we add new customers.

Operating revenues from our integrated communications services for 2009 decreased $19.8 million, or 4.8%, to $394.2 million from $414 million for 2008. The decrease in these operating revenues resulted from a decrease of $6.3 million in local and mobile service and bundled revenues, a decrease of $3.7 million in data revenues, a decrease of $3.7 million revenue generated by access billings to other carriers, and a decrease of $6.1 million in long distance services revenues.

Long distance services revenues decreased to approximately 10% of our total operating revenues for 2009 from 11% of our total operating revenues for 2008. Although total billable minutes increased approximately 2.7% over 2008, our average rate per billable minute decreased approximately 11% from the prior year. Our long distance minutes of use bundled within our local service product offering increased approximately 2% over 2008, which also contributed to the decline in long distance services revenues. We also experienced increased competition in long distance services from VoIP and wireless competitive offerings. We expect additional declines in our revenues from long distance services in 2010 because of the foregoing factors and because we will continue to emphasize other service offerings that generate fixed monthly recurring service charges.

Our local services revenues from recurring monthly charges continued to increase as a percentage of total revenues derived from integrated communications services. Revenues from our bundled services offerings for 2009 increased to 68% of total integrated communications services revenues for 2008 from 67% for 2008. When we sell a bundled product with fixed monthly recurring charges that include long distance minutes and data services together with local services, we attribute all of the revenues from this product to local services. Our local services revenues for 2009 decreased due to a net decrease of 3% in billable lines at December 31, 2009 from December 31, 2008.

We experienced a decrease of approximately 2,100 facilities-based local lines and a decrease of approximately 11,000 resale and UNE-P lines from December 31, 2008 to December 31, 2009, for a net decrease of 3%, or 13,100, total lines. We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and UNE-P services. At December 31, 2009, approximately 88% of our retail business lines were provided on our own network compared to 86% at December 31, 2008.

Operating revenues from our wholesale services for 2009 decreased $6.4 million, or 9.7%, to $59.4 million from $65.8 million for 2008. The decrease was primarily attributable to a decline in broadband transport services revenues of $3.2 million. Local interconnection lines installed decreased 69.4% from 26,151 at December 31, 2008 to 8,004 at December 31, 2009, resulting in a decrease of $3.3 million in local interconnection revenues primarily associated with our dial-up Internet access business. Revenues from our operator and directory assistance services decreased $561,000, or 12.5%, from $4.5 million for 2008 to $4.0 million for 2009.

Operating revenues from communication equipment sales and related services for 2009 decreased $2.3 million, or 12.7%, to $15.8 million from $18.1 million for 2008. The decrease resulted from reduced demand for telephone systems.

Cost of Services and Equipment. Total cost of services and equipment for 2009 totaled $212.6 million, or 45.3% of total operating revenues, which represented a decrease of $20.3 million from total cost of services and equipment of $232.9 million, or 46.8% of total operating revenues, for 2008. The reduction in cost of services and equipment both in absolute terms and as a percentage of total operating revenues reflected the successful implementation of our cost-saving initiatives and a reduction in demand for our services. The cost-saving initiatives include capital investments in our network to reduce the amount we pay other telephone companies to use their networks and facilities, renegotiation of our contracts, implementation of new DS1 and DS0 central office colocations with AT&T, audits of invoices, and use of alternative local providers, market profitability analysis and least-cost routing of interexchange carrier calls.

The cost of services and equipment associated with equipment sales and related services revenues decreased approximately $800,000 from 2008 on declining revenues of approximately $2.3 million.

The cost of services and equipment associated with providing wholesale services in 2009 remained relatively constant on declining revenues. These network infrastructure costs are generally fixed in the short to intermediate term.

Selling, Operations and Administration Expense. Total selling, operations and administration expense decreased $11.5 million, or 6.3%, to $171.6 million, or 36.6% of total operating revenues, for 2009 from $183.1 million, or 36.8% of total operating revenues, for 2008. The decrease was primarily attributable to a decrease in cash compensation of $6.5 million, a decrease in employee benefits of $1.9 million, a decrease in data processing and other corporate overhead expenses of $1.6 million, a decrease in professional fees of $1.4 million, a decrease in facilities and maintenance costs of $1.4 million and a decrease in property tax of $422,000. These decreases were offset in part by increases of $1.2 million in bad debt expense and $742,000 in non-cash stock-based compensation expense.

We experienced a reduction in the total number of our employees from 1,565 at December 31, 2008 to 1,398 at December 31, 2009. The reductions were due primarily to voluntary attrition in full-time positions occurring over the year. We have automated various provisioning functions and operations formerly conducted by employees in some of those positions. As a result of the decline in business demand for our services, we experienced attrition in sales positions in some markets. We will continue to focus on recruiting and retaining sales employees to maintain a strong presence in our local branches to serve our customers.

Depreciation and Amortization. Total depreciation and amortization expense decreased $4.4 million to $69.1 million for 2009 from $73.5 million for 2008. Depreciation expense on equipment assets which were impaired in December 2004 and depreciated thereafter on a five-year remaining life basis will decline approximately $4.0 million in the quarter ended March 31, 2010 and thereafter as compared to depreciation expense for 2009.

Interest Expense. Total interest expense decreased $5.1 million to $27.4 million for 2009 from $32.5 million for 2008. The decrease was attributable to reductions in the weighted average interest rates that accrued on our outstanding borrowings. At December 31, 2009, our overall weighted average annual interest rate (excluding deferred financing costs and including debt discount) was 5.1% compared to 8.7% at December 31, 2008 and 9.8% at December 31, 2007. Of our interest expense for 2009 and 2008, we paid no in-kind interest in 2009 or 2008. Interest expense resulting from the amortization of debt discount and debt issuance costs was $2.4 million for both 2009 and 2008.

Interest Income. Total interest income from the temporary investment of available cash balances decreased $1.2 million to $46,000 for 2009 from $1.2 million for 2008

Adjusted EBITDA. Adjusted EBITDA, as defined by us, represents net income (loss) before interest income and expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss. Not all of these adjustments are applicable in every period. See “—Overview—Adjusted EBITDA” for a discussion of management’s reasons for including adjusted EBITDA data in this report and of the material limitations to the usefulness of this non-GAAP measure.

The following table sets forth, for 2009 and 2008, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Year Ended December 31,
	2009	2008
Net loss	$(10,975)	$(22,897)
Add: non-EBITDA items included in net loss:
Interest income and expense, net	27,395	31,305
Depreciation and amortization	69,064	73,514
Stock-based compensation	2,969	2,227
Other (income) loss	(369)	(81)

Adjusted EBITDA	$88,084	$84,068

Adjusted EBITDA increased $4 million to $88.1 million for 2009 from $84.1 million for 2008. The increase in adjusted EBITDA for 2009 resulted from a decrease of $20.2 million in cost of services and equipment and a decrease in selling, operations and administration expense, excluding stock-based compensation of $12.3 million, the effects of which were partially offset by a decrease of $28.5 million in total operating revenues.

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

Long distance services revenues decreased to approximately 11% of our total operating revenues in 2008 from 12% of our total operating revenues in 2007. Total billable minutes decreased approximately 3.5% and our average rate per billable minute decreased approximately 3.9% in 2008 from 2007. Our long distance minutes of use bundled within our local service product offering increased approximately 18% in 2008 over 2007 and contributed to the decline in long distance services revenues. We also experienced increased competition from VoIP and wireless competitive offerings in long distance services.

Our local services revenues from recurring monthly charges continued to increase as a percentage of total revenues derived from integrated communications services. Revenues from our bundled services offerings for 2008 increased to 67% of total integrated communications services revenues for 2008 from 64% for 2007. When we sell a bundled product with fixed monthly recurring charges that include long distance minutes and data services together with local services, we attribute all of the revenues from this product to local services. Our local services revenues for 2008 increased due to a net increase of 3.3% in billable lines at December 31, 2008 from December 31, 2007 as a result of sales to new customers.

We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and UNE-P services. As a result, we experienced an increase of approximately 30,000 facilities-based local lines and a decrease of approximately 16,400 resale and UNE-P lines from December 31, 2007 to December 31, 2008, for a net increase of 3.3%, or 13,600, total lines. At December 31, 2008, approximately 86% of our retail business lines were provided on the own network compared to 81% at December 31, 2007.

Operating revenues from our wholesale services for 2008 decreased $4.8 million, or 6.8%, to $65.8 million from $70.6 million for 2007. The decrease was primarily attributable to a decline in broadband transport services revenues of $2.2 million. Local interconnection lines installed decreased 35.1% from 40,319 at December 31, 2007 to 26,151 at December 31, 2008, resulting in a decrease of $1.6 million in local interconnection revenues primarily associated with our dial-up Internet access business. Revenues from our operator and directory assistance services decreased $1.1 million, or 19.6%, from $5.6 million for 2007 to $4.5 million for 2008.

Operating revenues from communication equipment sales and related services for 2008 decreased $4.3 million, or 19.2%, to $18.1 million from $22.4 million for 2007. The decrease resulted from reduced demand for telephone systems.

Cost of Services and Equipment. Total cost of services and equipment for 2008 totaled $232.9 million, or 46.8% of total operating revenues, which represented an increase of $707,000 from total cost of services and equipment of $232.2 million, or 47.2% of total operating revenues, for 2007. The modest change in cost in absolute dollars and as a percentage of revenue was attributable to an increase in the cost of providing integrated services to new and existing customers and in the cost of providing long distance services. The effect of these increases was partially offset by the successful implementation of ongoing cost-saving initiatives described above and a reduction in the cost of equipment sales. The cost of services and equipment associated with equipment sales and related services revenues decreased approximately $2 million from 2007 on declining revenues.

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

Stock-based compensation expense for 2007 primarily reflected our recognition of $2.4 million of stock-based compensation expense as the result of our modification of the stock incentive awards we originally granted to three senior officers in March 2005, and from our recognition of $3.6 million of stock-based compensation expense as the result of a modification of those stock incentives. Our board of directors approved the modification in connection with the refinancing and recapitalization transactions we completed on July 31, 2007, which we refer to as the “2007 refinancing and recapitalization.” The modification provided for the vesting as of December 31, 2007 of the portion of the awards that previously were subject to vesting based on our future attainment of at least $90 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters. Because achievement of the performance objective was not expected to be satisfied at the modification date, we recognized stock-based compensation expense in an amount equal to the cumulative compensation cost related to the modified awards based on the $3.6 million fair value of the awards at that date. For additional information about modification of the awards, see note 9 to the consolidated financial statements appearing elsewhere in this report.

We experienced a reduction of approximately 230 employees in the total number of our employees from December 31, 2007 to December 31, 2008. The reductions were due primarily to voluntary attrition in full-time positions occurring over the year. We have automated various provisioning functions and operations formerly conducted by employees in some of those positions.

Depreciation and Amortization. Total depreciation and amortization expense decreased $700,000 to $73.5 million for 2008 from $74.2 million for 2007.

Interest Expense. Total interest expense decreased $18.1 million to $32.5 million for 2008 from $50.6 million for 2007. The decrease was attributable to reductions in our average balances of outstanding borrowings resulting from the 2007 refinancing and recapitalization, in which we reduced our total long-term debt from $373.1 million to $305.1 million, and to reductions in the weighted average interest rates that accrued on our outstanding borrowings. At December 31, 2008, our overall weighted average annual interest rate (excluding deferred financing costs and including debt discount and the effect of the cash flow hedge of interest rates in effect from September 30, 2007 to December 31, 2008) was 8.7% compared to 9.8% at December 31, 2007 and 15.6% at December 31, 2006. Of our interest expense for 2008 and 2007, we paid no in-kind interest in 2008, compared to $3.9 million in 2007. In connection with the 2007 refinancing and recapitalization, we also exchanged common stock valued at $332,000 to pay interest in 2007. Interest expense resulting from the amortization of debt discount and debt issuance costs decreased $3.5 million from $5.9 million for 2007 to $2.4 million for 2008.

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

Revenue Recognition. We generate recurring or multi-year operating revenues, as well as non-recurring operating revenues. We recognize operating revenues as services are rendered to customers in accordance with Revenue Recognition Topic 605 of the Accounting Standards Codification, or “ASC,” which requires that the following four basic criteria must be satisfied before revenues can be recognized:

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

We generate nonrecurring revenues from the sale of telephone systems, other equipment and services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. For example, we may provide for the sale of equipment and installation of that equipment or, alternatively, may sell these products separately without installation. We identify the sale and installation of equipment as separate elements in the earnings process, and if a separate element, such as installation, is essential to the functionality of another element, such as an equipment sale, we recognize revenue for a delivered element only when the remaining elements in the arrangement are delivered.

We recognize some revenues net as an agent versus gross as principal. We apply the guidance provided in Revenue Recognition Topic 605 of the ASC to classify and record such amounts. We recorded revenues net as an agent of $3.1 million for 2007, $2.6 million for 2008 and $2 million for 2009. See note 2 to the audited consolidated financial statements appearing elsewhere in this report for additional information regarding revenues we recognize net as an agent.

Allowance for Doubtful Accounts. We record an allowance for doubtful accounts based on specifically identified amounts that we believe to be uncollectible. We also record an additional allowance based on certain percentages of our aged receivables, which are determined based on our experience and assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a large number of customers with individually small amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any such customer or other matters affecting the collectibility of amounts due from such customers would not have a material effect on our results of operations in the period in which such changes or events occur. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Our bad debt expense increased to $5.3 million for 2009 from $4.1 million for 2008, while our write-offs of bad debts were $6.2 million for 2009 compared to $4.3 million for 2008. The trend in our days sales outstanding improved by 3.5 days from December 31, 2008 to December 31, 2009 and is reflected in the balance of our allowance for doubtful accounts at December 31, 2009. We do not have any off-balance sheet credit exposure related to our customers.

The following table identifies the total allowances recorded as of the dates indicated:

	December 31,
	2009	2008	2007
Total allowances	$3,631,000	$4,549,000	$4,757,000

In addition to the allowances shown above, we maintain customer receivable reserves related to exposure for customer credits. These reserves are originally established as reductions to revenues and are accounted for in

“Other current liabilities” in the audited consolidated balance sheets appearing elsewhere in this report. These reserves totaled $1 million as of December 31, 2007, $1 million as of December 31, 2008 and $1.1 million as of December 31, 2009. We also consider these reserves in our analysis of our required provision for bad debts.

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

Cost of Services. Cost of services includes direct expenses associated with providing services to our customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunications providers that provide us with access connections to our customers, to some components of our network facilities, and between our various facilities. In addition, we use other carriers to provide services where we do not have facilities. We use a number of different carriers to terminate our long distance calls outside the southern United States. These costs are expensed as incurred. Some of these expenses are billed in advance and some expenses are billed in arrears. Accordingly, we are required to accrue for expected expenses irrespective of whether these expenses have been billed. We use internal management information to support these required accruals. Experience indicates that the invoices that are received from other telecommunications providers are often subject to significant billing disputes. We typically accrue for all invoiced amounts unless there are contractual, tariff or operational data that clearly indicate support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships. We maintain reserves for any anticipated exposure associated with these billing disputes. We believe our reserves are adequate. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time it historically has required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

Non-Cash Compensation. We recognize the compensation cost associated with equity instruments based on grant-date fair value of the award. The fair value of stock options is estimated using a Black-Scholes option pricing model. The cost of equity awards granted to employees is recognized over the period on a straight-line basis during which an employee is required to provide service in exchange for the award, which is the vesting periods of the award. Although the recognition of the value of the instruments results in compensation in our financial statements, the expense differs from other compensation in that these charges are typically settled through the issuance of common stock, which would have a dilutive effect upon earnings per share, if and when the instruments are exercised or vest. The determination of the estimated fair value used to record the compensation associated with the equity instruments issued requires management to make a number of assumptions and estimates that can change or fluctuate over time.

Generally, the restricted stock units and stock options awarded are classified as equity. We have awarded equity instruments, including certain restricted stock units and stock options, that we classified as a liability in the three months ended December 31, 2009. We determined that our practice during 2009 of withholding an amount of shares upon the exercise of options and vesting of restricted stock units by certain officers to satisfy our statutory withholding requirements of an amount greater than the minimum statutory requirement, causes liability classification for awards to those officers. See note 9 to the audited consolidated financial statements appearing elsewhere in this report for additional information regarding this classification.

Valuation of Long-Lived and Intangible Assets and Goodwill. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill at least annually or when events or changes in circumstances indicate that we may not be able to recover the carrying value of the identifiable intangibles, long-lived assets or related goodwill. We make our assessments in accordance with ASC 350, “Intangibles—Goodwill and Other,”

and ASC 360, “Property, Plant and Equipment.” Factors we consider important and that could trigger an impairment review include the following:

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

When we determine that we may not be able to recover the carrying value of intangibles, long-lived assets or goodwill based upon the existence of one or more of the foregoing indications of impairment, we measure impairment based on an estimate of fair value. We may base these estimates on the projected discounted cash flow method using a discount rate we determine to be commensurate with the risk inherent in our current business model, or on other methods. Net intangible assets, long-lived assets and goodwill amounted to $274.8 million as of December 31, 2007, $260.2 million as of December 31, 2008 and $246.7 million as of December 31, 2009.

We did not record charges for the impairment of long-lived assets or goodwill in 2009, 2008 or 2007.

Concentrations of Credit Risk, Significant Customers and Key Suppliers. Of our cash and cash equivalents as of December 31, 2009, approximately $17.4 million of cash and cash equivalents were deposited in operating cash funds in one financial institution which are insured by the Federal Deposit Insurance Corporation up to $250,000. Approximately $23.3 million of our cash and cash equivalents as of December 31, 2009 were deposited in an operating cash fund in another financial institution insured by the Federal Deposit Insurance Corporation up to the balance in the account. Approximately $27.1 million of our cash and cash equivalents as of December 31, 2009 consisted of U.S. Treasury money market funds held in our accounts at two financial institutions.

Our short-term investments at December 31, 2009 and 2008, and investments held for sale at December 31, 2008, consisted of an investment in the Primary Fund of The Reserve Fund, a registered money market fund that was substantially liquidated as of December 31, 2009. On September 16, 2008, which was the date on which withdrawals from the Primary Fund were suspended, we had invested $25.4 million at cost in the Primary Fund. Through December 31, 2008, we received cash payments from the Primary Fund totaling $20 million and recognized a pro rata share of estimated losses totaling $753,000 in connection with our investment. During 2009, through October 2, 2009, we received cash payments from the Primary Fund totaling $3.3 million. On November 25, 2009, the United States District Court for the Southern District of New York issued an order sought by the SEC to provide for a pro rata distribution of the remaining assets of the Primary Fund which, together with prior distributions, represented at least 98.75% of the Primary Fund’s assets as of September 16, 2008. As a result of this court order and our subsequent receipt of a cash payment of $1.7 million on January 29, 2010, we recognized in December 2009, a $405,000 recovery of our previously recognized losses, excluding our pro rata share of the loss in the approximate amount of $348,000 attributable to securities of Lehman Brothers formerly held by the Primary Fund.

Our accounts receivable subject us to credit risk, as collateral is generally not required. We conduct our business with a large base of customers and limit our risk of loss by billing most customers in advance for services and by terminating access on delinquent accounts. Our large number of customers mitigates the concentration of credit risk. No customer represented more than 10% of our consolidated operating revenues for any of the three years in the period ended December 31, 2009.

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

We are dependent for certain equipment used in our network on a limited number of suppliers, some of which are experiencing financial distress. If these suppliers were unable because of their financial distress to meet our needs or if the acquirers of these distressed suppliers do not continue to upgrade technology associated with the type of equipment we use in our network, management believes that we could obtain equipment from other suppliers on comparable terms and that our operating results would not be materially adversely affected. If we were required to purchase another manufacturer’s equipment, it is possible, however, that we could incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment, which could have a material adverse effect on our financial condition and results of operations.

Contingencies. We are a party to a variety of legal proceedings, as either plaintiff or defendant, and are engaged in other disputes that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes for these matters, as well as potential ranges of probable losses for some of these matters. The determination of the liabilities to be recognized, if any, for loss contingencies is made after analysis of each matter based on the facts and circumstances. However, it is reasonably possible that the liabilities reflected in our consolidated balance sheets for loss contingencies and business disputes could change in the near term due to new facts and circumstances, the effects of which could be material to our financial position, results of operations or cash flows.

Liquidity and Capital Resources

2007 Refinancing and Recapitalization Transactions. On July 31, 2007, we completed refinancing and recapitalization transactions in which we refinanced or retired substantially all of our outstanding funded debt primarily with the proceeds of new senior secured credit facilities, eliminated all series of our previously authorized preferred stock and substantially all related stock warrants principally in exchange for common stock, and raised additional funds from sales of our capital stock. Immediately after the completion of the transactions, our outstanding capital stock consisted of approximately 66,970,000 shares of common stock and 412,215 shares of a new issue of our Series H preferred stock convertible into a maximum of 13,063,095 shares of common stock. Upon the completion of the transactions, we had outstanding funded debt under new senior secured credit facilities in the aggregate principal amount of $305 million, a $10 million available but unutilized revolving credit facility and approximately $50 million in unrestricted cash. For additional information about the 2007 refinancing and recapitalization, see notes 7 and 9 to the consolidated financial statements appearing elsewhere in this report.

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

Sources and Uses of Cash. During 2009, we funded our operating and capital requirements and other cash needs from operations and cash on hand. During 2008, we funded our operating and capital requirements and other cash needs from operations, cash on hand and $8.5 million of borrowings under our revolving credit facility. During 2007, we funded our operating and capital requirements and other cash needs through cash from operations, cash on hand and the net proceeds from our sale on July 31, 2007 of $20.6 million of common stock, net of issuance costs and $39.3 million of Series H preferred stock, net of issuance costs. Cash provided by operating activities was $68.9 million in 2009, $62.7 million in 2008 and $23.2 million in 2007. The $6.2 million increase in cash provided by operating activities in 2009 compared to 2008 was attributable to a $5.2 million increase in operating income excluding non-cash components of operating income, and $5.0 million decrease in interest paid in cash, the effects of which were partially offset by a $2.8 million change in working capital excluding accrued interest and a $1.2 million decrease in interest income. The $39.5 million increase in cash provided by operating activities in 2008 compared to 2007 was attributable to a $7.4 million increase in operating income excluding non-cash components of operating income, a $20.4 million decrease in interest paid in cash in 2008, a $3.2 million change in working capital excluding accrued interest, a $9.6 million decrease in prepayment penalties and cost of unused equity commitment, and a $1.1 million decrease in interest income. Of the decrease in interest paid in cash, a decrease of $10.6 million reflected reductions in our average balances of outstanding borrowings and weighted average interest rates accrued on those borrowings in 2008 and $9.8 million was attributable to payment of accrued interest on the extinguished debt and payment on December 31, 2007 of the accrued interest on our new first and second lien credit facilities. Working capital increased $597,000 in 2009 and $3.4 million in 2008 and decreased $10.0 million in 2007.

•

The increase in working capital in 2009 was primarily attributable to reductions in accounts receivable of $3.4 million and in other current assets of $262,000 and increases in accrued compensation, other accrued liabilities and accrued interest totaling $343,000. These changes were offset by decreases of $2.2 million in accounts payable and of $1.2 million in unearned revenue.

•

The increase in working capital in 2008 was primarily attributable to reductions in accounts receivable of $710,000, increases in accrued compensation and other accrued liabilities, accrued interest and unearned revenue totaling $2.9 million. These changes were offset by increases in other current assets of $147,000 and decreases in accounts payable of $20,000.

•

The decrease in working capital in 2007 was primarily attributable to payment of accrued interest on the extinguished debt and payment of the accrued interest on our new first and second lien debt on December 31, 2007, which resulted in a decrease of $9.8 million in accrued interest, a $787,000 increase in accounts receivable, and a $6.0 million decrease in accounts payable. These changes were offset by a reduction in other current assets of $1.9 million, an increase in accrued compensation and other accrued liabilities of $3.8 million and an increase in unearned revenue of $946,000.

Cash used for investing activities was $54.7 million in 2009, $69.5 million in 2008 and $50.7 million in 2007. We used the cash in these periods primarily to fund capital expenditures. Of cash used for investing activities, we used $1.2 million in 2009, $1.3 million in 2008 and $1.3 million in 2007 to fund costs related to our acquisitions of other businesses in prior years. We made capital expenditures of $56.7 million in 2009, $64.8 million in 2008 and $49 million in 2007. We used cash of $408,000 in 2007 to increase restricted funds, while cash of $461,000 was provided by restricted funds in 2008. In 2008, our redesignation of our Primary Fund cash equivalent to short-term investments used cash of $25.4 million. We received payments from the Primary Fund of $3.3 million in 2009 and $20 million in 2008. We received proceeds from the sale of fixed and intangible assets of $435,000 in 2009 and $1.3 million in 2008.

•

Of the $56.7 million of capital expenditures in 2009, we invested $43.8 million in our integrated communications services business and $12.9 million in our wholesale services business. Assets in our wholesale services business are used primarily for our own data and voice traffic associated with our enterprise and retail customer base, while also enabling us to sell services to other communications providers on a wholesale basis. We applied $25.7 million of the expenditures to expansion of our network and customer base, $9.6 million to network maintenance, $10.1 million to strategic initiatives for network cost efficiencies and $11.3 million for strategic product and network initiatives, including $4.1 million for completion of our Infinera optical networking systems, or “DTN,” and the build-out of a number of metropolitan markets which we began in the third quarter of 2008.

•

Of the $64.8 million of capital expenditures in 2008, we invested $42.4 million in our integrated communications services business and $22.4 million in our wholesale services business. We applied $50 million of the expenditures to expansion of our network and customer base, including $15.4 million as part of a planned $20 million network upgrade that we began in the third quarter of 2008 and completed in 2009. The upgrade included deployment of additional Infinera optical networking systems in key markets to enable high capacity dense wavelength division multiplexing, or “DWDM,” services, synchronous optical network, or “SONET,” equipment and the build-out of a number of metropolitan markets, bringing on-net services closer to our customer base. We applied $5.5 million of the expenditures to network maintenance and $9.3 million to strategic initiatives.

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

Cash provided (used) by financing activities was $(3.1) million in 2009, $6 million in 2008 and $17.4 million in 2007.

•	Cash used by financing activities in 2009 of $3.1 million reflected repayment of long-term debt, capital leases and other long-term obligations.

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

•

Cash provided by financing activities in 2007 of $17.4 million reflected proceeds of $59.9 million from the sale of common stock and Series H preferred stock, net of issuance costs, and proceeds of $290.7 million from the first lien and second lien credit facilities, net of issuance costs, we received in our 2007 refinancing and recapitalization. We used $11.0 million of cash to redeem 50% of our Series A preferred stock and $321.2 million to repay substantially all of our outstanding long-term debt in our 2007 refinancing and recapitalization, in addition to approximately $476,000 which we had applied to capital lease payments earlier in 2007. We also used $358,000 to pay costs associated with our common stock rights offering,

Indebtedness. As of December 31, 2009, we had approximately $306.7 million of total long-term indebtedness, net of unamortized debt discount, including current portion. As of the same date, excluding deferred financing costs, this indebtedness had an overall weighted average interest rate of 5.1%.

First Lien Credit Facility. In connection with our July 31, 2007 refinancing, we issued a first lien credit facility in an aggregate principal amount of $240 million, which consists of a $230 million term loan facility and a $10 million revolving credit facility. The first lien term loan facility and the revolving credit facility will mature on July 31, 2013 and on July 31, 2012, respectively. Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the three months ended March 31, 2008. We may prepay borrowings outstanding under the first lien credit facility without premium or penalty. The first lien credit facility requires a prepayment of principal equal to 50% of the excess cash flow, as defined in the facility, within 100 days after the end of each applicable fiscal year. In March 2009, the prepayment made from excess cash flow for 2008 was $833,000. As of December 31, 2009, the prepayment required from excess cash flow for 2009 was approximately $2.3 million. As a result of the foregoing prepayments of principal under the first lien term loan facility, the required scheduled quarterly principal payments for the year ending December 31, 2010 and later have been reduced to approximately $567,000.

We may prepay borrowings outstanding under the first lien credit facility without premium or penalty. Borrowings outstanding under the first lien credit facility bear interest, at the borrower’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the London interbank offered rate, or “LIBOR,” plus 4.00%. Borrowings under the revolving credit facility bear interest, at the borrower’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. As of December 31, 2009, the annual interest rate on borrowings outstanding under the first lien credit facility was 4.25%. The applicable margin is determined based upon our consolidated leverage ratio at the specified measurement date. We may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

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

We drew down $5 million principal amount of borrowings in September 2008 and $3.5 million principal amount of borrowings in October 2008 under our revolving credit facility. We had utilized approximately $900,000 of the revolving credit facility as of December 31, 2009 to secure letters of credit issued primarily to secure performance obligations. At December 31, 2009, $600,000 of the facility remained available and unutilized.

Second Lien Credit Facility. In connection with our July 31, 2007 refinancing, we issued a second lien credit facility in an aggregate principal amount of $75 million. The new second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the second lien credit facility Borrowings outstanding under the second lien credit facility bear interest, at the borrower’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of December 31, 2009, the annual interest rate on borrowings outstanding under the second lien credit facility was 7.75%.

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

We were in compliance with all of the financial covenants under our credit facilities as of December 31, 2009.

Interest Rate Swap Transaction. On August 24, 2007, we entered into an interest rate swap transaction with a financial institution to modify our effective interest liability with respect to $210 million of our $305 million principal amount of variable-rate obligations outstanding at that time under our new first lien and second lien credit facilities with an effective date of September 28, 2007. The swap, which terminated on September 30, 2009, fixed the LIBOR portion of the interest rate on $210 million of our variable-rate debt at an annual rate of 4.955% for a period of 24 months.

Cash Requirements. We have various contractual obligations and commercial commitments. We do not have off-balance sheet financing arrangements other than our operating leases.

The following table sets forth, as of December 31, 2009, our contractual obligations and commercial commitments (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt(1)	$308,075	$4,614	$13,036	$290,425	$—
Interest on debt(2)	81,017	16,184	41,849	22,984	—
Operating leases(3)	48,578	14,411	19,964	8,462	5,741
Purchase obligations(4)	6,200	6,200	—	—	—
Withholding tax obligation(5)	2,200	2,200	—	—	—

Totals	$446,070	$43,609	$74,849	$321,871	$5,741

(1)	Includes the principal amount of our long-term debt, which is also included in our consolidated balance sheet.
(2)

Includes the interest payments related to our long-term debt. Estimated amounts for future interest are based on variable interest rates specified in the debt agreements using estimates on variable rate interest calculated using projections of the applicable three-month LIBOR.

(3)	Includes our noncancelable operating leases. We were not a party to any capital leases at December 31, 2009.
(4)

Primarily includes purchase obligations pursuant to which we are required to make minimum payments for goods and services, including obligations related to marketing, maintenance, technology and other third-party services.

(5)

Represents a contractual obligation approved by our board of directors to withhold restricted shares of common stock to satisfy the federal, state and local tax obligations anticipated to be incurred by three senior officers upon the scheduled delivery to them on March 31, 2010 of common stock subject to vested, deferred-delivery, restricted stock units. The withholding of such restricted shares will result in our payment of such tax obligations to the applicable tax authorities. We computed the estimated tax withholding obligation by multiplying the applicable tax rates by the estimated value on March 31, 2010 of the approximately 2.9 million shares subject to the awards, which we determined by estimating the value of our common stock at $2.00 per share based on the recent trading value of the common stock on the OTC Bulletin Board.

In addition to the contractual obligations shown above, we have significant cash obligations that are not included in the table. Such obligations include required payment of wages and salaries to employees, purchase of network capacity and access under contracts, and payment of fees for other goods and services, including maintenance and commission payments. Although we are parties to legally binding contracts requiring payment for these goods and services, the actual amounts of such payments are contingent upon such factors as volume and/or variable rates that are uncertain or unknown as of December 31, 2009. We are obligated under contracts for network facilities and access that require us to pay a penalty, acquire equipment specific to us or purchase contract specific equipment, as defined by each contract, if we terminate the contract without cause prior to its expiration date. Because these payment obligations are contingent on our termination of the contract, no obligation will exist unless such a termination occurs.

See note 7 to the consolidated financial statements appearing elsewhere in this report for additional information regarding our debt, capital lease obligations and operating leases.

We currently estimate that our aggregate capital requirements for 2010 will range from approximately $50 million to $60 million, including $3 million of capital commitments at December 31, 2009. The actual amount and timing of our capital requirements may differ materially from this expectation as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

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

Recent Accounting Pronouncements

Fair Value Measurements

The fair value measurement and disclosure guidance of the Financial Accounting Statements Board, or “FASB,” for all nonrecurring fair value measurements of nonfinancial assets and liabilities became effective for us as of January 1, 2009. Our adoption of this guidance effective January 1, 2009 for nonfinancial assets and liabilities other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on our results of operations or financial position.

In April 2009, the FASB issued authoritative guidance clarifying that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has occurred such a decrease, transactions or quoted prices may not be indicative of fair value and an adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (i.e. not distressed or forced). If the transaction was orderly, the obtained price can be considered to constitute a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance was adopted by us for the period ended June 30, 2009. The adoption of this guidance did not have a material effect on our results of operations or financial position.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities. This guidance became effective for us as of October 1, 2009 and did not have a material effect on our results of operations or financial position.

Fair Value of Financial Instruments Disclosures

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, currently provided annually, to be included in interim financial statements. This guidance was adopted by us for the period ended June 30, 2009. Since this guidance provides only disclosure requirements, the adoption of this standard did not have a material effect on our results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. Net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. This guidance requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. We adopted the guidance effective as of January 1, 2009. Adoption of this guidance did not have a material effect on our results of operations or financial position.

Derivative Instrument and Hedging Activity Disclosures

In March 2008, the FASB amended and expanded the disclosure requirements related to derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The revised guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for us as of January 1, 2009. Since this guidance provides only disclosure requirements, the adoption of this standard did not have an effect on our results of operations or financial position.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative literature thereby resulting in improved consistency in accounting treatment of useful lives of recognized intangible assets. We adopted this guidance effective as of January 1, 2009. Adoption of this guidance did not have a material effect on our results of operations or financial position.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued guidance that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions of this guidance. We adopted this guidance effective as of January 1, 2009. Adoption of this guidance did not have a material effect on our results of operations or financial position.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We are required to evaluate subsequent events through the date the financial statements are issued. This guidance was effective for the period ended June 30, 2009. This guidance did not have an effect on our results of operations or financial position.

Accounting Standards Codification

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the changes in the ASC. This guidance was effective for us as of September 30, 2009. This guidance did not have a material effect on our results of operations or financial position.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for us beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. We do not expect that adoption of the guidance will have a material effect on our results of operations or financial position.

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

Our major market risk exposure is to changing interest rates on borrowings we use to fund our business, including the $308.1 million principal amount of our first lien and second lien credit facility debt as of December 31, 2009. All $308.1 million of such debt accrues interest at variable rates. A change of one percentage point in the interest rate applicable to this $308.1 million principal amount of variable-rate debt as of December 31, 2009 would result in a fluctuation of approximately $3.1 million in our annual interest expense.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and supplementary data listed in Part IV, Item 15 are filed as part of this report on pages F-2 through F-37 and are incorporated by reference in this Item 8.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

During the fourth fiscal quarter of 2009, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions (COSO). Based on this evaluation, management concluded that the Company’s system of internal control over financial reporting was effective as of December 31, 2009.

BDO Seidman, LLP, an independent registered public accounting firm which has audited the Company’s consolidated financial statements included in this annual report, has audited the effectiveness of the Company’s internal control over financial reporting, as stated in its report set forth following management’s report.

ITC^DeltaCom, Inc.

March 22, 2010	By:	/s/ RANDALL E. CURRAN
	Name:	Randall E. Curran
	Title:	Chief Executive Officer (Principal Executive Officer)

March 22, 2010	By:	/s/ RICHARD E. FISH, JR.
	Name:	Richard E. Fish, Jr.
	Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

ITC^DeltaCom, Inc.

Huntsville, Alabama

We have audited ITC^DeltaCom, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). ITC^DeltaCom, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, ITC^DeltaCom, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the related consolidated balance sheets of ITC^DeltaCom, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 22, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 22, 2010

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

See “Directors and Executive Officers” in Part I, Item 1 of this report for information about our executive officers, which is incorporated by reference in this Item 10. Other information required by this Item 10 is incorporated herein by reference to our definitive proxy statement for our 2010 annual meeting of stockholders, which we will file with the SEC on or before 120 days after our 2009 fiscal year-end, including the information appearing in the proxy statement under the captions “Election of Directors (Proposal 1)” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Information required by this Item 11 is incorporated herein by reference to the information appearing in our definitive proxy statement for our 2010 annual meeting of stockholders, including the information appearing in the proxy statement under the captions “Election of Directors (Proposal 1)—Director Compensation,” “Election of Directors (Proposal 1)—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this Item 12 is incorporated herein by reference to the information appearing in our definitive proxy statement for our 2010 annual meeting of stockholders, including the information appearing in the proxy statement under the captions “Security Ownership” and “Executive Compensation—Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this Item 13 is incorporated herein by reference to the information appearing in our definitive proxy statement for our 2010 annual meeting of stockholders, including the information appearing in the proxy statement under the captions “Election of Directors (Proposal 1)” and “Transactions with Related Persons and Approval Policies.”

Item 14.	Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated herein by reference to the information appearing in our definitive proxy statement for our 2010 annual meeting of stockholders, including the information appearing in the proxy statement under the caption “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) The following consolidated financial statements of ITC^DeltaCom appear on pages F-2 through F-37 of this report and are incorporated by reference in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets:

ITC^DeltaCom, Inc.—December 31, 2009

ITC^DeltaCom, Inc.—December 31, 2008

Consolidated Statements of Operations and Comprehensive Loss:

ITC^DeltaCom, Inc.—for the year ended December 31, 2009

ITC^DeltaCom, Inc.—for the year ended December 31, 2008

ITC^DeltaCom, Inc.—for the year ended December 31, 2007

Consolidated Statements of Stockholders’ Deficit:

ITC^DeltaCom, Inc.—for the year ended December 31, 2009

ITC^DeltaCom, Inc.—for the year ended December 31, 2008

ITC^DeltaCom, Inc.—for the year ended December 31, 2007

Consolidated Statements of Cash Flows:

ITC^DeltaCom, Inc.—for the year ended December 31, 2009

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

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. Filed as Exhibit 3.1.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2008 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 1, 2005 (the “August 1, 2005 Form 8-K”) and incorporated herein by reference.

4.1	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2007 (the “2007 Form 10-K”) and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to Amendment No. 1 to the 1997 Form S-4 and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optic Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.3	Interconnection Agreement, dated as of November 20, 2006, by and between BellSouth Telecommunications, Inc. and DeltaCom, Inc. (North Carolina). Filed as Exhibit 10.3 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2006 and incorporated herein by reference.

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 and incorporated herein by reference.

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Amendment No. 2 to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

10.7	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Amendment No. 3 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc. (File No. 333-36683) and incorporated herein by reference.

10.8.1	First Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 6, 2007 (the “August 6, 2007 Form 8-K”) and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.8.2	First Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.2 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.3	Second Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.3 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.4	Second Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.4 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.9	ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan. Filed as Exhibit 10.19 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.1	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.10.2	Amendment No. 1 to Amended and Restated Governance Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.16 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.3	Amendment No. 2 to Amended and Restated Governance Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2008 (the “June 30, 2008 Form 10-Q”) and incorporated herein by reference.

*10.10.4	Amendment No. 3 to Amended and Restated Governance Agreement, dated as of January 1, 2010, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof.

10.11.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 and incorporated herein by reference.

10.11.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2005 and incorporated herein by reference.

10.11.3	Amendment No. 3 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.17 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.11.4	Amendment No. 4 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.3 to the June 30, 2008 Form 10-Q and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.12.1	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.12.2	Amendment No. 1 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.18 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.12.3	Amendment No. 2 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.2 to the June 30, 2008 Form 10-Q and incorporated herein by reference.

10.13.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2009 and incorporated herein by reference.

10.13.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “2003 Form S-8”) and incorporated herein by reference.

10.13.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the 2003 Form S-8 and incorporated herein by reference.

10.13.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the 2003 Form S-8 and incorporated herein by reference.

10.13.5	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement, as amended. Filed as Exhibit 10.13.5 to the 2007 Form 10-K and incorporated herein by reference.

10.14.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

10.14.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.17.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference.

10.15.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.15.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.18.2 to the 2005 Form 10-K and incorporated herein by reference.

10.16.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.16.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.19.2 to the 2005 Form 10-K and incorporated herein by reference.

10.17.1	Form of Common Stock Unit Agreement (as amended and restated) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.1 to the 2007 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description
10.17.2	Form of Common Stock Unit Agreement (Series A Preferred Stock Unit Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.2 to the 2007 Form 10-K and incorporated herein by reference.

10.17.3	Form of Common Stock Unit Agreement (Series B Preferred Stock Unit Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.3 to the 2007 Form 10-K and incorporated herein by reference.

10.17.4	Form of Common Stock Unit Agreement (Deferred Compensation Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.4 to the 2007 Form 10-K and incorporated herein by reference.

10.18	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.19	Description of Non-Employee Director Compensation.

21	Subsidiaries of ITC^DeltaCom, Inc. Filed as Exhibit 21 to the 2007 Form 10-K and incorporated herein by reference.

*23	Consent of BDO Seidman, LLP, independent registered public accounting firm.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request. The omitted information has been separately filed with the Securities and Exchange Commission.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ITC^DeltaCom, Inc.

Huntsville, Alabama

We have audited the accompanying consolidated balance sheets of ITC^DeltaCom, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC^DeltaCom, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ITC^DeltaCom, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 22, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 22, 2010

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,786	$56,683
Short-term investments (Note 4)	1,706	3,278
Restricted cash	957	955
Accounts receivable, less allowance for doubtful accounts of $3,631 and $4,549 in 2009 and 2008, respectively	42,835	51,348
Inventory	2,995	3,288
Prepaid expenses and other	5,563	5,532

Total current assets	121,842	121,084

INVESTMENTS HELD FOR SALE (Note 4)	—	1,345

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $350,881 and $289,347 in 2009 and 2008, respectively (Note 5)	201,549	210,747

OTHER LONG-TERM ASSETS:
Goodwill (Note 6)	35,109	35,109
Other intangible assets, net of accumulated amortization of $18,204 and $15,665 in 2009 and 2008, respectively (Note 6)	2,268	4,807
Other long-term assets	7,726	9,569

Total other long-term assets	45,103	49,485

Total assets	$368,494	$382,661

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$23,067	$25,815
Construction	2,857	1,797
Accrued interest	580	315
Accrued compensation	9,310	9,323
Unearned revenue (Note 2)	20,578	21,768
Other current liabilities	20,465	20,235
Interest rate swap agreement (Note 7)	—	5,610
Current portion of long-term debt and capital lease obligations (Note 7)	4,614	2,319

Total current liabilities	81,471	87,182

LONG-TERM LIABILITIES:
Other long-term liabilities	1,688	792
Long-term debt and capital lease obligations (Note 7)	302,059	307,088

Total long-term liabilities	303,747	307,880

COMMITMENTS AND CONTINGENCIES (Notes 1, 7 and 10)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 81,674,270 and 80,867,040 shares issued and outstanding in 2009 and 2008, respectively (Note 9)	816	808
Additional paid-in capital	728,700	727,666
Accumulated deficit	(746,240)	(735,265)
Accumulated other comprehensive loss (Note 2)	—	(5,610)

Total stockholders’ deficit	(16,724)	(12,401)

Total liabilities and stockholders’ deficit	$368,494	$382,661

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Year Ended December 31,
	2009	2008	2007
OPERATING REVENUES:
Integrated communications services	$394,156	$413,981	$399,135
Wholesale services	59,401	65,798	70,590
Equipment sales and related services	15,767	18,084	22,423

TOTAL OPERATING REVENUES	469,324	497,863	492,148

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	212,630	232,899	232,192
Selling, operations and administration expense	171,579	183,123	192,085
Depreciation and amortization	69,064	73,514	74,166

Total operating expenses	453,273	489,536	498,443

OPERATING INCOME (LOSS)	16,051	8,327	(6,295)

OTHER (EXPENSE) INCOME:
Interest expense	(27,441)	(32,538)	(50,598)
Interest income	46	1,233	2,293
Prepayment penalties on debt extinguished (Note 7)	—	—	(8,208)
Debt issuance cost write-off (Note 7)	—	—	(7,298)
Loss on extinguishment of debt (Note 7)	—	—	(105,269)
Cost of unused equity commitment (Note 7)	—	—	(1,620)
Other income (expense)	369	81	(31)

Total other expense, net	(27,026)	(31,224)	(170,731)

LOSS BEFORE INCOME TAXES	(10,975)	(22,897)	(177,026)
INCOME TAXES (Note 8)	—	—	—

NET LOSS	(10,975)	(22,897)	(177,026)
PREFERRED STOCK DIVIDENDS AND ACCRETION	—	(7,073)	(39,306)
CHARGE DUE TO PREFERRED STOCK REDEMPTION AND CONVERSION (Note 9)	—	—	(44,250)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(10,975)	$(29,970)	$(260,582)

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS	$(0.14)	$(0.38)	$(6.68)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 9)	81,091,458	79,892,779	39,001,228

COMPREHENSIVE LOSS:
NET LOSS	$(10,975)	$(22,897)	$(177,026)
OTHER COMPREHENSIVE LOSS:
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax (Note 7)	5,610	(1,369)	(4,241)

COMPREHENSIVE LOSS	$(5,365)	$(24,266)	$(181,267)

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Warrants Outstanding	Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2006	18,766,942	$187	$288,025	$27,492	$(406,743)	$—	$(91,039)
Recapitalization of July 31, 2007 (Notes 7 and 9):
Sales of common stock	6,937,724	69	56,560		(37,970)		18,659
Conversion of Series A, Series B and Series D warrants into common stock	10,506,995	105	25,265	(25,370)			—
Redemption and conversion of Series A preferred stock into common stock	1,747,929	18	14,840		(5,500)		9,358
Conversion of Series B preferred stock into common stock	11,735,080	118	99,631		(38,751)		60,998
Common stock issued for extinguishment of debt	17,275,791	173	146,672				146,845
Recognition and amortization of beneficial conversion feature discount on Series H preferred stock			41,221		(34,351)		6,870
Common stock options and units exercised	143,707	1	124				125
Deferred compensation			10,482				10,482
Accretion of differences between carrying value and redemption value of Series A and Series B preferred stock before retirement (Note 9)					(517)		(517)
Stock dividends declared and accrued on Series A and Series B preferred stock					(3,401)		(3,401)
Cash dividends declared and accrued on Series H preferred stock (Note 9)					(1,037)		(1,037)
Expiration of Series A warrants (Note 9)			2,122	(2,122)			—
Net loss					(177,026)		(177,026)
Other comprehensive loss						(4,241)	(4,241)

BALANCE, December 31, 2007	67,114,168	671	684,942	—	(705,296)	(4,241)	(23,924)
Rights offering of common stock (Note 9)	9,928,779	99	29,398				29,497
Conversion of Series H preferred stock into common stock (Note 9)	3,675,306	37	11,100				11,137
Deferred compensation			2,227				2,227
Amortization of beneficial conversion feature discount on Series H preferred stock					(6,870)		(6,870)
Common stock units exercised	148,787	1	(1)				—
Cash dividends declared and accrued on Series H preferred stock (Note 9)					(202)		(202)
Net loss					(22,897)		(22,897)
Other comprehensive loss						(1,369)	(1,369)

BALANCE, December 31, 2008	80,867,040	808	727,666	—	(735,265)	(5,610)	(12,401)
Deferred compensation			2,969				2,969
Change in classification of common stock units to liability (Note 9)			(1,783)				(1,783)
Common stock units exercised	807,230	8	(8)				—
Stock withheld for payment of taxes			(144)				(144)
Net loss					(10,975)		(10,975)
Other comprehensive income						5,610	5,610

BALANCE, December 31, 2009	81,674,270	$816	$728,700	$—	$(746,240)	$—	$(16,724)

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,975)	$(22,897)	$(177,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,064	73,514	74,166
Bad debt expense	5,255	4,055	3,723
Amortization of debt issuance costs and debt discount	2,419	2,441	5,940
Write off of debt issuance costs	—	—	7,298
Non-cash loss on extinguishment of debt	—	—	105,269
Prepayment penalty paid in common stock	—	—	235
Interest paid in common stock	—	—	332
Interest paid in kind	—	—	3,948
Net (gain) loss on sale of fixed and intangible assets	(427)	(81)	72
Stock based compensation	2,969	2,227	9,169
Changes in current operating assets and liabilities:
Accounts receivable, net	3,388	710	(787)
Other current assets	262	(147)	1,943
Accounts payable	(2,206)	(20)	(6,036)
Accrued interest	265	232	(9,782)
Unearned revenue	(1,190)	201	946
Accrued compensation and other current liabilities	78	2,425	3,753

Total adjustments	79,877	85,557	200,189

Net cash provided by operating activities	68,902	62,660	23,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57,739)	(61,952)	(47,888)
Change in accounts payable-construction	1,060	(2,824)	(1,158)
Change in restricted cash, net	(2)	461	(408)
Proceeds from sale of fixed and intangible assets	435	1,284	—
Redesignation of cash equivalent to short-term investments (Note 4)	—	(25,416)	—
Sales of short-term investments (Note 4)	3,322	20,040	—
Payments for accrued restructuring and merger costs	(1,179)	(1,280)	(1,329)
Other	(552)	170	38

Net cash used in investing activities	(54,655)	(69,517)	(50,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from rights offering of common stock, net of issuance cost	—	29,949	(358)
Proceeds from sale of common stock, net of issuance costs	—	—	20,580
Proceeds from issuance of Series H preferred stock, net of issuance costs	—	—	39,301
Proceeds from issuance of long-term debt, net of issuance costs	—	8,500	290,656
Repayment of long-term debt, capital lease and other long-term obligations	(3,144)	(2,330)	(321,734)
Redemption of Series A preferred stock	—	—	(11,001)
Redemption of Series H preferred stock	—	(30,084)	—

Net cash provided by (used in) financing activities	(3,144)	6,035	17,444

CHANGE IN CASH AND CASH EQUIVALENTS	11,103	(822)	(10,138)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	56,683	57,505	67,643

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,786	$56,683	$57,505

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$24,757	$29,793	$50,161
NONCASH INVESTING AND FINANCING ACTIVITIES:
Preferred stock dividends and accretion	$—	$7,073	$39,306
Common stock issued for conversion of preferred stock	$—	$11,137	$114,605
Common stock issued for extinguishment of long-term debt	$—	$—	$146,277
Equipment purchased through capital leases	$—	$—	$1,443

See accompanying notes to consolidated financial statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. The Company also sells customer premises equipment to the Company’s business customers. The Company offers these services primarily over its advanced fiber optic network. Its fiber optic network provides it with significant transmission capacity that it uses for its our own data and voice traffic and selectively sell to other communications providers on a wholesale basis.

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

2.	Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most critical estimates and assumptions are made in determining the allowance for doubtful accounts, recoverability of long-lived assets, useful lives of long-lived assets, accruals for estimated liabilities that are probable and estimatable, expected results of disputed vendor charges for cost of services, restructuring liabilities, valuation allowances associated with deferred tax assets, and anticipated results of litigation and claims. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity date of three months or less to be cash equivalents. Of the Company’s cash and cash equivalents as of December 31, 2009, approximately $17.4 million of cash and cash equivalents were deposited in operating cash funds in one financial institution which are insured by the Federal Deposit Insurance Corporation up to $250,000. Approximately $23.3 million of the Company’s cash and cash equivalents as of December 31, 2009 were deposited in an operating cash fund in another financial institution which is insured by the Federal Deposit Insurance Corporation up to the

balance in the account. Approximately $27.1 million of the Company’s cash and cash equivalents as of December 31, 2009 consisted of U.S. Treasury money market funds held in the Company’s accounts at two financial institutions. The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. Restricted cash is classified as current or noncurrent in the accompanying consolidated balance sheets according to the duration of the restriction and the purpose for which the restriction exists.

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

Inventory

Inventory consists primarily of customer premises equipment held for resale and is valued at the lower of cost or market, using the first-in, first-out method.

Long-Lived Assets

As events or circumstances change that could affect the recoverability of the carrying value of its long-lived assets (consisting of property, plant and equipment and finite-lived intangible assets), the Company conducts a comprehensive review of the carrying value of its long-lived assets to determine if the carrying amounts of such assets are recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to the future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized to the extent that the carrying amount of the asset exceeds the fair value of the asset. Historically, for purposes of its impairment review, the Company determined its retail group and its wholesale group as two separate asset groups with identifiable cash flows. Its retail group consists of those assets and liabilities associated with servicing the Company’s retail customer base, and its wholesale group consists of those assets and liabilities associated with servicing the Company’s wholesale customer base. Management’s estimate of the future cash flows attributable to its long-lived assets and the fair value of its businesses involve significant uncertainty. Those estimates are based on management’s assumptions concerning future results, growth trends and industry conditions. The Company may base these estimates on the projected discounted cash flow method using a discount rate it determines to be commensurate with the risk inherent in its current business model, or on other methods. Assets to be disposed of are reported at the lower of the asset’s carrying amount or fair value, less the cost to sell. The Company concluded that its long-lived assets associated with its two separate asset groups were not impaired as of December 31, 2009, December 31, 2008 and December 31, 2007. Management will continue to assess the Company’s assets for impairment as events occur or as industry conditions warrant.

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

Years
Buildings and towers	33 to 40
Fiber optic network	12 to 20
Furniture, fixtures and office equipment	5 to 10
Transmission equipment, electronics and other	2 to 10
Vehicles	3 to 5
Computer hardware and software	3 to 5

Months
Customer acquisition costs	31 to 36

The Company capitalizes costs associated with the design, deployment and expansion of its network and operating support systems, including internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs include personnel costs directly associated with development, enhancement and implementation of software. Applicable interest charges incurred during the construction of new facilities are capitalized as elements of cost and are depreciated over the assets’ estimated useful lives. No interest was capitalized for any of the three years in the period ended December 31, 2009.

Customer Acquisition Costs

The Company capitalizes customer installation and acquisition costs. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders facilities in connection with new customers acquired by the Company. Customer acquisition costs include internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Effective with the three months ended December 31, 2007, in accordance with Accounting Standards Codification (“ASC”) Subtopic 310-20, “Receivables Nonrefundable Fees and Other Costs,” customer installation and acquisition costs are amortized over the actual weighted average initial contract terms of contracts initiated each month. Unamortized customer installation costs associated with contract terminations during the initial contract term are written off as incurred. Prior to the three months ended December 31, 2007, customer installation and acquisition costs were amortized using a life which approximated the weighted average initial contract terms as adjusted for contract terminations. This change in accounting estimate did not have a material effect in the three months and year ended December 31, 2007 on operating income (loss), net loss, property, plant and equipment, total assets or accumulated deficit and is not expected to have a material effect in future periods.

Intangible Assets

The Company accounts for goodwill and other intangible assets under the provisions of ASC Topic 350, “Intangibles—Goodwill and Other,” which provides that goodwill and other separately recognized intangible assets with indefinite lives are not amortized, but are subject to an assessment for impairment at least on an annual basis. See Note 6 for information regarding the Company’s intangible assets.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combinations accounted for as purchases. The Company evaluates goodwill on an annual basis and whenever events or circumstances indicate that goodwill might be impaired. The Company determines impairment by comparing the net assets of each reporting unit to the fair value of such net assets. The Company has identified, as two reporting units, its retail group, which consists of those assets and liabilities associated with servicing the Company’s retail customer base, and its wholesale group, which consists of those assets and liabilities associated with servicing the Company’s wholesale customer base. If a unit’s net assets exceed its fair value, an implied fair value of goodwill must be determined by assigning the unit’s fair value to each asset and liability of the unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss is measured by the difference between the unit’s goodwill carrying value and the implied fair value.

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

Unbilled Revenue

The Company records revenue for long distance services provided, but not yet billed, to customers. Approximately $4 million and $4.3 million in unbilled revenue is included in accounts receivable in the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively.

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

Revenue Recognition

The Company recognizes operating revenues as services are rendered to customers in accordance ASC Topic 605, “Revenue Recognition.” The Company generates recurring revenues from its offering of local exchange services, long distance and conference calling services, high-speed or broadband data communications services, Internet services, which include Internet access, mobile voice and data services and the sale of transmission capacity (which is an access service) to other telecommunications carriers. Revenues from these services, which generally consist of recurring monthly charges for such services, are recognized as the services are provided. Advance billings and cash received in advance of services performed are recorded as deferred revenue.

The Company generates nonrecurring revenues from the sale of telephone systems, other equipment, and services. Revenues from these sources are recognized upon installation or as services are performed. Nonrecurring revenues, such as the sale of telephone systems, may be part of multiple element arrangements. For example, the Company may provide for the sale of equipment and installation of that equipment or, alternatively, may sell these products separately without installation. The Company identifies the sale of and installation of equipment as separate elements in the earnings process, and if a separate element (installation) is essential to the functionality of another element (equipment sale), the Company recognizes revenue for a delivered element only when the remaining elements in the arrangement are delivered. These nonrecurring revenues as a percentage of total revenues were approximately 3% in the year ended December 31, 2009, 4% in the year ended December 31, 2008, and 5% in the year ended December 31, 2007.

In accordance with the guidance provided in ASC Topic 605, the Company recognizes some revenue net as an agent and other revenue gross as a principal. For each revenue source, the Company has analyzed the features of the applicable arrangements and the presence or absence of indicators of net versus gross reporting in those arrangements. The Company has agreements for such arrangements, as discussed below.

The Company sells broadband transport capacity to its customers on facilities owned by utilities under marketing and management agreements with the utilities. As compensation for these services, the Company receives a percentage of the gross revenue generated by the traffic of these customers on the facilities of the utilities. Revenue equal to this margin is recognized as services are provided. For these services, the Company recorded revenues of $2 million, $2.5 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company currently records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in the consolidated statements of operations.

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

Advertising Costs

The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $1.8 million, $1.7 million and $1.7 million, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, short-term investments, restricted cash equivalents, investments held for sale, liability for option share-based compensation award, liability for restricted stock compensation award, long-term debt and an interest rate swap agreement. See Note 3 for a discussion of the methods and assumptions used to determine classification and fair values of financial instruments.

Earnings (Loss) per Share

The Company computes net loss per share in accordance with the provisions of ASC Topic 260, “Earnings Per Share.” Under the provisions of ASC Topic 260, basic and diluted earnings per share (“EPS”) are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Basic EPS excludes the effect of potentially dilutive securities, while diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised for, converted into or otherwise resulted in the issuance of common stock. Common stock equivalents consist of common stock issuable under the assumed exercise of stock options, restricted stock awards and warrants (until their conversion or expiration), computed based on the treasury stock method, and the assumed conversion of the Company’s issued and outstanding preferred stock (until its redemption or conversion). Common stock equivalents are not included in diluted EPS calculations to the extent their inclusion would be anti-dilutive.

Stock-Based Compensation

The Company recognizes the compensation cost associated with equity instruments based on grant-date fair value of the award. The fair value of stock options is estimated using the Black-Scholes option pricing model. The cost of equity awards granted to employees is recognized over the period on a straight-line basis during which an employee is required to provide service in exchange for the award, which is the vesting periods of the award. Generally, the restricted stock units and stock options awarded are classified as equity. The Company has awarded equity instruments, including certain restricted stock units and stock options, that it has classified as a liability.

Derivatives

The Company accounted for its receive-floating, pay-fixed interest rate swap agreement that is designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with ASC Topic 815, “Derivatives and Hedging.” ASC Topic 815 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is required to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement, which terminated as of September 30, 2009, qualified as a cash flow hedge under ASC Topic 815. The critical terms of the hedging instrument matched the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument match the same terms of the interest-bearing liability. The Company assessed the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company uses the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective as of September 30, 2007 and all reporting periods ending thereafter through September 30, 2009. The Company recognized (1) the swap at its fair value as an asset or liability in its balance sheet and marked the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap was a $5.6 million liability at December 31, 2008 and is included in current liabilities at that date in the accompanying consolidated balance sheets. Change in unrealized gains (losses) on this derivative instrument designated as a cash flow hedging instrument, net of tax, of $5.6 million, $(1.4) million and $(4.2) million are included in other comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss for the years ended December 31, 2009, 2008 and 2007, respectively.

Recent Accounting Pronouncements

Fair Value Measurements

The fair value measurement and disclosure guidance of the Financial Accounting Standards Board (the “FASB”) for all nonrecurring fair value measurements of nonfinancial assets and liabilities became effective for the Company as of January 1, 2009. See Note 3 for further information. Adoption of this guidance effective January 1, 2009 for nonfinancial assets and liabilities other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis did not have a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued authoritative guidance clarifying that fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This new guidance requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If such a decrease has occurred, transactions or quoted prices may not be indicative of fair value and an adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (i.e. not distressed or forced). If the transaction was orderly, the obtained price can be considered to constitute a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. This guidance was adopted by the Company for the period ended June 30, 2009. The adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

In August 2009, the FASB issued authoritative guidance clarifying the measurement of the fair value of a liability in circumstances when a quoted price in an active market for an identical liability is not available. The guidance emphasizes that entities should maximize the use of observable inputs in the absence of quoted prices when measuring the fair value of liabilities. This guidance became effective for the Company as of October 1, 2009 and did not have a material effect on its results of operations or financial position.

Fair Value of Financial Instruments Disclosures

In April 2009, the FASB issued revised authoritative guidance requiring disclosures about fair value of financial instruments, currently provided annually, to be included in interim financial statements. This guidance was adopted by the Company for the period ended June 30, 2009. Since this guidance provides only disclosure requirements, the adoption of this standard did not have an effect on the Company’s results of operations or financial position.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. Net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. This guidance requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. The Company adopted the guidance effective as of January 1, 2009. Adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

Derivative Instrument and Hedging Activity Disclosures

In March 2008, the FASB amended and expanded the disclosure requirements related to derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The revised guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This guidance was effective for the Company as of January 1, 2009. Since this guidance provides only disclosure requirements, the adoption of this standard did not have an effect on the Company’s results of operations or financial position.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative literature, thereby resulting in improved consistency in accounting treatment of useful lives of recognized intangible assets. The Company adopted this guidance effective as of January 1, 2009. Adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued guidance that provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings, and selected financial data) to conform with the provisions of this guidance. The Company adopted this guidance effective as of January 1, 2009. Adoption of this guidance did not have a material effect on the Company’s results of operations or financial position.

Subsequent Events

In May 2009, the FASB issued authoritative guidance which sets forth general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company is required to evaluate subsequent events through the date the financial statements are issued. This guidance was effective for the Company for the period ended June 30, 2009. This guidance did not have a material effect on the Company’s results of operations or financial position.

Accounting Standards Codification

In June 2009, the FASB issued authoritative guidance which replaced the previous hierarchy of GAAP and establishes the Accounting Standards Codification as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. This guidance modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. The FASB will issue Accounting Standards Updates, which will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the changes in the ASC. This guidance was effective for the Company as of September 30, 2009. This guidance did not have a material effect on the Company’s results of operations or financial position.

Revenue Arrangements With Multiple Deliverables

In October 2009, the FASB issued authoritative guidance that amends existing guidance for identifying separate deliverables in a revenue-generating transaction where multiple deliverables exist, and provides guidance for allocating and recognizing revenue based on those separate deliverables. The guidance is expected to result in more multiple-deliverable arrangements being separable than under current guidance. This guidance is effective for the Company beginning on January 1, 2011 and is required to be applied prospectively to new or significantly modified revenue arrangements. The Company does not expect that adoption of the guidance will have a material effect on its results of operations or financial position.

3.	Fair Value Measurements

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. The Company adopted ASC Topic 820 for financial and non-financial instruments in 2008 and 2009, respectively. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier value hierarchy is used to prioritize the inputs in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exist, therefore requiring an entity to develop its own assumptions. Observable market data should be used when available.

Assets and liabilities measured at fair value are based on one or more of three valuation techniques which are: market approach, defined as prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities; cost approach, defined as the amount that would be required to replace the service capacity of an asset (replacement cost); and income approach, defined as techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

The following tables show the assets and liabilities measured at fair value that are included in the accompanying consolidated balance sheets as of December 31, 2009 and 2008 and the fair value hierarchy level (in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	December 31, 2009
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents(1)	$67,786	$67,786	$—	$—
Short-term investments(1)	1,706	—	—	1,706
Restricted cash equivalents(1)	957	957	—	—

	December 31, 2008
	Carrying Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents(1)	$56,683	$56,683	$—	$—
Short-term investments(1)	3,278	—	—	3,278
Restricted cash equivalents(1)	955	955	—	—
Investments held for sale(1)	1,345			1,345
Liabilities
Derivative financial instrument(2)	5,610	—	5,610	—

(1)

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

(2)

Prior to its termination on September 30, 2009, the Company also applied fair value accounting to its derivative financial instrument in accordance with ASC Topic 815, “Derivatives and Hedging.” The value of the interest rate swap agreement was determined using a pricing model with observable market inputs taking into account credit risk.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

	Short-term investments	Investments held for sale
Balance at December 31, 2007	$—	$—
Transfers to Level 3	24,071	1,345
Change in fair value included in earnings (losses)	(753)	—
Sales	(20,040)	—

Balance at December 31, 2008	3,278	1,345
Transfers to Level 3	—	—
Change in fair value included in earnings (losses)	405	—
Sales	(1,977)	(1,345)

Balance at December 31, 2009	$1,706	$—

Earnings (losses) on Level 3 assets are included in earnings for the years ended December 31, 2009 and 2008, as shown above, and are recorded in the accompanying consolidated statements of operations and comprehensive loss in other income (loss).

Fair Value of Debt (in thousands):

	December 31, 2009	December 31, 2008
Carrying amount	$306,673	$309,407
Fair value	290,062	227,195

There is no quoted market value for loans outstanding under the Company’s first lien credit facility or second lien credit facility. Based on market conditions, management estimated the fair value of the Company’s debt to be 94% of face value at December 31, 2009 and 73% of face value at December 31, 2008.

4.	Investments

The Company’s short-term investments at December 31, 2009 and 2008, and investments held for sale at December 31, 2008, consisted of an investment in the Primary Fund of The Reserve Fund, a registered money market fund that was substantially liquidated as of December 31, 2009. On September 16, 2008, which was the date on which withdrawals from the Primary Fund were suspended, the Company had invested $25.4 million at cost in the Primary Fund. Through December 31, 2008, the Company received cash payments from the Primary Fund totaling $20 million and recognized a pro rata share of estimated losses totaling $753,000 in connection with the Company’s investment. During 2009, through October 2, 2009, the Company received cash payments from the Primary Fund totaling $3.3 million. On November 25, 2009, the United States District Court for the Southern District of New York issued an order sought by the SEC to provide for a pro rata distribution of the remaining assets of the Primary Fund, which together with prior distributions, represented at least 98.75% of the Primary Fund’s assets as of September 16, 2008. As a result of this court order and the Company’s subsequent receipt of a cash payment of $1.7 million on January 29, 2010, the Company recognized in December 2009, a $405,000 recovery of its previously recognized losses, excluding its pro rata share of the loss in the approximate amount of $348,000 attributable to securities of Lehman Brothers formerly held by the Primary Fund.

5.	Property, Plant and Equipment

Balances of major classes of property, plant and equipment and the related accumulated depreciation as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Land	$2,505	$2,505
Buildings and towers	30,137	30,086
Furniture, fixtures and office equipment	39,054	32,940
Vehicles	1,522	856
Fiber optic network	92,812	87,884
Transmission equipment, electronics and other	385,089	344,989

	551,119	499,260
Less accumulated depreciation	(350,881)	(289,347)

	200,238	209,913
Assets under construction	1,311	834

Property, plant and equipment, net	$201,549	$210,747

The cost and accumulated depreciation of property, plant and equipment has been reduced for impairments recognized in prior years. Depreciation expense was $66.5 million, $71 million, and $71.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

6.	Intangible Assets

Intangible assets and the related accumulated amortization as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Goodwill	$35,109	$35,109

Other intangible assets:
Customer base	$20,316	$20,316
Trade name	156	156

	20,472	20,472
Less accumulated amortization	(18,204)	(15,665)

Intangible assets, net	$2,268	$4,807

The book value of goodwill was $35.1 million at December 31, 2009 and December 31, 2008. Goodwill is related to the acquisition of BTI Telecom Corp. (“BTI”) in the year ended December 31, 2003. The Company has identified its trade names as indefinite-life intangibles.

Amortization expense for customer base intangible assets was $2.5 million in each of the years ended December 31, 2009, 2008 and 2007. Amortization expense is estimated to be $2.1 million for the year ending December 31, 2010 and $0 for the year ending December 31, 2011.

The Company did not incur an asset impairment loss in any of the years ended December 31, 2007, December 31, 2008 or December 31, 2009.

7.	Long-Term Obligations, Lease Obligations and Derivative Financial Instruments

Long-Term Debt

Long-term obligations and capital lease obligations, net of discount, at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,402 in 2009 and $1,812 in 2008	$223,173	$225,888
Second lien credit facility due July 31, 2014	75,000	75,000
Revolving credit facility due July 31, 2012	8,500	8,500
Capital lease obligations at varying interest rates, maturing through July 2009	—	19

Total	306,673	309,407
Less current maturities	(4,614)	(2,319)

Total	$302,059	$307,088

Maturities of long-term debt obligations at December 31, 2009 are as follows:

2010	$4,614
2011	2,268
2012	10,768
2013	215,425
2014	75,000
Thereafter	—

Total	$308,075

On July 31, 2007, the Company completed refinancing and recapitalization transactions (the “2007 refinancing and recapitalization”) described below and in Note 9 that refinanced or retired substantially all of the Company’s then outstanding debt and restructured other components of the Company’s capital structure.

The Company’s first lien credit facility includes the first lien term loan facility due July 31, 2013 and a $10 million revolving credit facility due July 31, 2012. The Company drew down $5 million principal amount of borrowings in September 2008 and $3.5 million principal amount of borrowings in October 2008 under the revolving credit facility. The Company had utilized approximately $900,000 of the revolving credit facility as of December 31, 2009 to secure letters of credit issued primarily to secure performance obligations. Approximately $600,000 of the facility remained available and unutilized at December 31, 2009.

Scheduled quarterly principal payments of $575,000 under the first lien term loan facility began in the three months ended March 31, 2008. The Company may prepay borrowings outstanding under the first lien credit facility without premium or penalty. The first lien credit facility requires a prepayment of principal equal to 50% of the excess cash flow, as defined in the facility, within 100 days after the end of each applicable fiscal year. In March 2009, the prepayment made from excess cash flow for the year ended December 31, 2008 was $833,000. As of December 31, 2009, the prepayment required from excess cash flow for the year ended December 31, 2009 was approximately $2.3 million, which amount is included in the accompanying consolidated balance sheet in current maturities of long-term debt. As a result of the foregoing prepayments of principal under the first lien term loan facility, the required scheduled quarterly principal payments for the year ending December 31, 2010 and later have been adjusted to approximately $567,000.

Borrowings outstanding under the first lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified London interbank offered rate (“LIBOR”) plus 4.00%. As of December 31, 2009, the annual interest rate on borrowings outstanding under the first lien credit facility was 4.25%. Borrowings under the revolving credit facility bear interest, at the Company’s option, at an annual rate equal to either (a) a specified base rate plus a margin of 2.50% to 3.00% or (b) LIBOR plus a margin of 3.50% to 4.00%. The applicable margin is determined based upon the Company’s consolidated leverage ratio at the specified measurement date. As of December 31, 2009, the annual interest rate on borrowings outstanding under the revolving credit facility was 4.25%. The Company may elect, subject to pro forma compliance with specified financial covenants and other conditions, to solicit the lenders under the first lien credit facility to increase commitments for borrowings under the first lien credit facility by an aggregate principal amount of up to $25 million.

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

The second lien credit facility will mature on July 31, 2014. There will be no scheduled principal payments before maturity under the facility. Borrowings outstanding under the second lien credit facility bear interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of December 31, 2009, the annual interest rate on borrowings outstanding under the second lien credit facility was 7.75%.

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

On July 31, 2007, ITC^DeltaCom’s wholly-owned subsidiary, Interstate FiberNet, Inc. (“IFN”), as the borrower, and ITC^DeltaCom and ITC^DeltaCom’s other subsidiaries, as guarantors, entered into the foregoing first lien credit facility in an aggregate principal amount of $240 million, consisting of a $230 million term loan facility and a $10 million revolving credit facility, and the foregoing second lien credit facility in an aggregate principal amount of $75 million. IFN drew the full amounts available under the first lien term loan facility and the second lien credit facility on July 31, 2007 and applied the proceeds of such borrowings as set forth below. The Company has accounted for the repayment of all of the long-term debt identified below as extinguishments of debt in accordance with ASC Topic 860, “Financial Assets and Liabilities—Sales, Transfers, and Extinguishments.” The Company extinguished by payment all obligations under its first lien, senior secured notes due 2009, all obligations under its second lien credit facility due 2009, all obligations under its third lien, senior secured notes due 2009 not exchanged for ITC^DeltaCom’s common stock, all obligations outstanding under vendor notes, $1.4 million of capital leases, and obligations outstanding under its 10 1/2% senior unsecured notes due September 2007. In connection with these transactions, the Company recognized in its financial statements for the year ended December 31, 2007 prepayment penalty expense of approximately $7.2 million and a loss on extinguishment of debt of $914,000 from the write-off of unamortized debt discount.

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

The Company wrote off a total of approximately $7.3 million of debt issuance cost associated with the extinguished debt in the year ended December 31, 2007.

As of December 31, 2009, the Company had approximately $306.7 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 5.1%.

As of December 31, 2009, 2008 and 2007, the Company was in compliance with all of its financial covenants under each of its credit facilities and other debt obligations then in effect.

Interest expense for the years ended December 31, 2009, 2008 and 2007 included $410,000, $414,000 and $2.5 million, respectively, of amortized debt discount.

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

The Company accounted for its interest rate swap agreement that was designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with ASC Topic 815, “Derivatives and Hedging,” ASC Topic 815 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company was required by ASC Topic 815 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualified as a cash flow hedge under ASC Topic 815. The critical terms of the hedging instrument matched the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument matched the same terms of the interest-bearing liability. The Company assessed the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company used the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective until its termination at September 30, 2009. The Company recognized (1) the swap at its fair value as an asset or liability in its balance sheet and marked the swap to fair value through other comprehensive income (loss), (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. The fair value of the interest rate swap was a $5.6 million liability at December 31, 2008, and is included in current liabilities in the accompanying consolidated balance sheets. Changes in unrealized gains (losses) of $5.6 million, $(1.4) million and $(4.2) million for the years ended December 31, 2009, 2008 and 2007, respectively, are included in “other comprehensive income (loss)” in the accompanying consolidated statements of operations and comprehensive loss.

Lease Obligations

The Company has entered into various operating leases for facilities and equipment used in its operations. The Company had no capital leases as of December 31, 2009. Aggregate future minimum rental commitments under non-cancelable operating leases with original or remaining periods in excess of one year as of December 31, 2009 were as follows (in thousands):

Operating Leases
2010	$14,411
2011	11,061
2012	8,903
2013	5,262
2014	3,200
Thereafter	5,741

$48,578

Rent expense charged to operations for the years ended December 31, 2009, 2008 and 2007 was $20.2 million, $22.3 million, and $19.9 million, respectively.

8.	Income Taxes

Details of the income tax (benefit) expense for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred:
Federal	(2,716)	(8,483)	(25,533)
State	(320)	(998)	(2,995)
Increase in valuation allowance	3,036	9,481	28,528

Total deferred	—	—	—

Total income tax (benefit) expense	$—	$—	$—

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$354,762	$348,395
Property impairment	80,249	80,249
Accounts receivable reserve	702	1,051
Other	14,085	13,097

	449,798	442,792

Deferred tax liabilities:
Property	(101,545)	(98,091)
Other	(8,613)	(8,097)

	(110,158)	(106,188)

Net deferred tax assets	339,640	336,604
Valuation allowance	(339,640)	(336,604)

Net deferred income tax liabilities	$—	$—

At December 31, 2009, the Company had net operating loss carryforwards of approximately $934 million, including net operating loss carryforwards of approximately $213 million incurred by BTI prior to the date of its acquisition by the Company. These acquired net operating losses created additional deferred tax assets of $77 million, which are included in the foregoing table. At December 31, 2008, the Company had net operating loss carryforwards of approximately $917 million. The Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total net change in the year ended December 31, 2009 in the valuation allowance was $3 million. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests. During the year ended December 31, 2002, the Company experienced an ownership change as defined in Section 382 of the Internal Revenue Code. The Company’s ability to utilize pre-ownership change losses totaling approximately $152 million and pre-merger losses of BTI totaling approximately $213 million against future taxable income will be limited. The loss carryforwards expire in the years ending December 31, 2019 through December 31, 2029.

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of federal benefit	(4)	(4)	(4)
Permanent differences	9	(3)	20
Increase in valuation allowance	29	41	18

Effective income tax rate	0%	0%	0%

Generally, the losses resulting from the extinguishment of debt through issuance of equity reported in the accompanying consolidated statements of operations and comprehensive loss are non-deductible and are included in permanent differences in the rate reconciliation above for the year ended December 31, 2007.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) (included in ASC Topic 740), and applied FIN 48 to all open tax positions upon initial adoption. The Company recognized no cumulative effect as an adjustment to tax liabilities and opening balance of accumulated deficit upon adoption of FIN 48. The Company had recorded no liability for unrecognized tax benefits at December 31, 2009 and December 31, 2008. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company had no accrued interest and penalties related to unrecognized tax benefits.

ITC^DeltaCom and its subsidiaries file U.S. federal income tax returns, and income tax returns in various state jurisdictions. ITC^DeltaCom and its subsidiaries are no longer subject to U.S. federal and state income tax examinations by tax authorities for tax years before 2006, except in a limited number of state jurisdictions in which the operations of ITC^DeltaCom and its subsidiaries individually and collectively are not significant for tax years prior to 2006.

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

•

approximately 201,882 shares of 8% Series A convertible redeemable preferred stock (the “Series A preferred stock”) issued on October 29, 2002, which at July 31, 2007 were convertible into a total of approximately 1,200,000 shares of ITC^DeltaCom’s common stock at a conversion price of $17.15 per share of common stock;

•

approximately 607,087 shares of 8% Series B convertible redeemable preferred stock (the “Series B preferred stock”), of which 350,000 shares were issued on October 6, 2003 and 150,000 shares were issued on November 11, 2004, which at July 31, 2007 were convertible into a total of approximately 6,700,000 shares of ITC^DeltaCom’s common stock at a conversion price of $9.00 per share of common stock;

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

Convertible Redeemable Preferred Stock

Dividends accrued on the Series A preferred stock and the Series B preferred stock at an annual rate of 8% until the redemption or conversion of such preferred stock on July 31, 2007. Under its certificate of incorporation, ITC^DeltaCom had the option, instead of paying cash dividends on either series of preferred stock, to pay dividends on such series in additional shares of that series. From its initial issuance of the Series A preferred stock on October 29, 2002 and initial issuance of the Series B preferred stock on October 6, 2003, ITC^DeltaCom paid all accrued dividends on the Series A and Series B preferred stock solely in the form of payment-in-kind dividends through the quarterly dividend period ended June 30, 2006. Solely for purposes of calculating the dividend amount, in accordance with the terms of the preferred stock, each share of preferred stock issued as a payment-in-kind dividend was valued at its liquidation preference of $100. In addition, the Company accreted through the redemption date of each series of preferred stock the discount arising when shares of such series were issued.

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

The Compensation Committee of ITC^DeltaCom’s Board of Directors administers the Stock Incentive Plan and approves the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan may be made in the form of stock options, restricted stock, stock units, unrestricted stock, stock appreciation rights, performance awards, annual incentive awards and any combination of the foregoing. At December 31, 2009, 4,072,656 shares of common stock remained available for grant under the Stock Incentive Plan. On February 6, 2008, the Board of Directors, upon the recommendation of the Compensation Committee, approved amendments to the Stock Incentive Plan that increased by 3,300,000 shares to 6,305,334 shares the total number of shares of common stock that may be issued under the Stock Incentive Plan and fixed the termination date of the Stock Incentive Plan, as amended, as the tenth anniversary of the amendment date. On August 5, 2009, the Board of Directors, upon the recommendation of the Compensation Committee, approved amendments to the Stock Incentive Plan that increased by 5,000,000 shares to 11,305,334 shares the total number of shares of common stock that may be issued under the Stock Incentive Plan. Option vesting schedules generally range from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period. A limited number of shares are subject to vesting over a two-year period. The option price for any option may not be less than 100% of the fair market value of the stock covered by the option on the date of grant.

The sole stock awards issuable pursuant to the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan are the awards described below under “Equity Grants.” The only participants in this plan, which is administered by ITC^DeltaCom’s Board of Directors, are the Company’s three senior officers who have received such awards.

Equity Grants

In February 2005, as an inducement material to their entering into employment with the Company, the Company agreed to grant to three newly hired senior officers a total of 7.25% of each class or series of ITC^DeltaCom’s equity securities, calculated on a fully diluted basis. The equity securities subject to the original grants consisted of units for ITC^DeltaCom’s common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 and, in addition, Series D warrants as of July 26, 2005. Until such awards were amended as of July 31, 2007 and December 31, 2007 as discussed below, of each class of securities, 60% of the securities vested ratably over three years on each anniversary of the officer’s initial employment date and 40% of the securities were subject to vesting based on future achievement of performance objectives. Stock-based compensation expense equal to the $4.4 million fair market value of the units for the common stock, Series A preferred stock and Series B preferred stock as of March 29, 2005 was being recognized for 60% of each class of securities over the three-year vesting period which began in the three months ended March 31, 2005 and, until such awards were amended as of December 31, 2007, for 40% of each class of securities based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of the agreements. Stock-based compensation expense equal to the $1.1 million fair market value of the Series D warrants as of July 26, 2005 was being recognized for 60% of the Series D warrants over the three-year vesting period and, until such awards were amended as of December 31, 2007, for 40% of the Series D warrants based on the Company’s best estimate of expected performance results adjusted for subsequent changes in results over the term of the agreements.

The Company did not recognize any stock-based compensation expense in the years ended December 31, 2007, 2008 and 2009 in connection with the performance-based awards based upon its estimate of expected performance results adjusted for actual results in those years and projected future performance results, because achievement of the performance objectives was not considered probable.

Effective on July 31, 2007, to adjust the compensatory equity awards granted in the year ended December 31, 2005 to the three senior officers for the 2007 refinancing and recapitalization, ITC^DeltaCom’s Board of Directors approved amendments to outstanding stock unit awards for a total of 14,017 shares of Series A preferred stock and 42,138 shares of Series B preferred stock and outstanding awards of 703,505 Series D warrants to convert those awards into grants of common stock units for a total of 1,575,171 shares of common stock. The vesting provisions applicable to the foregoing common stock units are the same as the vesting provisions of the awards that were amended. Common stock units for approximately 945,000 shares represent the 60% of the amended awards that vest over a period of three years, which began in the three months ended March 31, 2005. Accordingly, the Company accounted for the amendments to the outstanding stock unit awards as a modification of the stock incentives in the year ended December 31, 2007. The Company determined the incremental compensation cost as the difference in the fair value of the awards immediately after the 2007 refinancing and recapitalization compared to the fair value of the awards immediately before the 2007 refinancing and recapitalization, and recognized $2.4 million of the compensation cost attributable to the portion of the units vested as of the 2007 refinancing and recapitalization date of July 31, 2007 in selling, operations and administration expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2007. As of July 31, 2007, in connection with the modification, the Company began recognizing additional compensation cost of approximately $84,000 monthly over the remaining vesting period of the stock units, which was approximately seven months.

On December 21, 2007, the Board of Directors approved amendments to the vesting provisions of stock units for approximately 715,000 shares of common stock which provided that such stock units would vest as of December 31, 2007. Before the amendments, such awards had been subject to vesting based on the Company’s attainment of at least $90 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters, and represented one-half of the 40% of the securities that had been subject to performance-based achievement. Following the amendments, approximately 715,000 shares of common stock are subject to future vesting based on the Company’s attainment of at least $105 million of earnings before interest, taxes, depreciation, amortization, and other specified items during a period of four consecutive quarters during the remaining term of the agreements, which are automatically extended for successive one-year periods in February of each year unless otherwise terminated. At the date of such amendments to the vesting provisions, achievement of that performance objective was not expected to be satisfied. The Company accounted for such amendments as a modification of the awards. When the original performance vesting condition is not probable of achievement at the date of modification, the cumulative compensation cost related to the modified award if vesting occurs is the award’s fair value at the date of the modification. The Company determined the fair value of the awards at December 31, 2007 based on the closing sale price of the common stock as reported on the OTC Bulletin Board to be approximately $3.6 million, which it recognized in selling, operations and administration expense in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2007.

Stock-Based Compensation Accounting Policy

The Company recognizes the compensation cost associated with equity instruments based on grant-date fair value of the award. The fair value of stock options is estimated using a Black-Scholes option pricing model. The cost of equity awards granted to employees is recognized over the period on a straight-line basis during which an employee is required to provide service in exchange for the award, which is the vesting periods of the awards. Generally, the restricted stock units and stock options awarded are classified as equity. The Company has awarded to certain officers of the Company equity instruments, including certain restricted stock units and stock options, that it classified as a liability in the three months ended December 31, 2009. The Company withheld an amount of shares upon the exercise of options and delivery of shares subject to the restricted stock units to these officers to satisfy the employer’s statutory tax withholding requirements in an amount greater than the minimum statutory requirement, which causes liability classification for such awards to the officers. Accordingly, the Company recognized a share-based liability equal to the portion of the awards attributed to past service at the award’s fair value on December 31, 2009, reclassifying the amount previously recognized in equity to a liability, and recognized an additional $473,000 as non-cash compensation cost. As of December 31, 2009, the total liability recorded in the accompanying consolidated balance sheet for option share-based compensation awards was $569,000 and the total liability recorded for restricted stock unit compensation awards was $1.2 million.

Restricted Stock Units

Restricted stock units awarded under the Stock Incentive Plan were granted to the recipients at no cost. The fair value of restricted stock units awarded was calculated using the closing value of the common stock on the grant date and is being amortized over the restriction lapse periods of the awards. As of December 31, 2009, the total compensation cost related to nonvested restricted stock units not yet recognized was $2.7 million, and the weighted average period over which this cost will be recognized is 1.7 years. The grant date fair value of restricted stock units granted in the years ended December 31, 2009, 2008 and 2007 was approximately $1.5 million, $4.9 million and $596,000, respectively. Restrictions on transfer lapse over two-year to four-year periods. The table below summarizes activity in restricted stock units for each year in the three-year period ended December 31, 2009.

	Shares	Weighted Average Grant Date Fair Value
Nonvested as of December 31, 2006	1,034,881	$2.49
Restricted stock units granted	112,500	$5.30
Lapse of restrictions	(373,759)	$2.99
Forfeited	(19,958)	$3.45

Nonvested as of December 31,2007	753,664	$2.66
Restricted stock units granted	1,572,072	$3.10
Lapse of restrictions	(371,715)	$2.58
Forfeited	(129,674)	$2.81

Nonvested as of December 31, 2008	1,824,347	$3.00
Restricted stock units granted	1,886,256	$0.78
Lapse of restrictions	(866,712)	$2.70
Forfeited	(173,192)	$1.94

Nonvested as of December 31, 2009	2,670,699	$1.60

Stock Options

Valuation Assumptions

The Company selected a Black-Scholes valuation model as the method for determining the fair value of its equity awards and uses the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption of SFAS 123R (included in ASC Topic 718) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The Company recognizes compensation cost on a straight-line basis over the vesting periods of the awards. See Note 1.

There were no stock option awards granted under the Stock Incentive Plan during the years ended December 31, 2008 and December 31, 2007.

In August 2009, the Company granted nonqualified stock options with an exercise price of $1.25 per option to purchase 1,600,000 shares of common stock to a senior officer that vest up to 25% following each of calendar years 2009 through 2012 based on achievement of the performance objectives specified for that calendar year by the terms of the grant. Any portions of the options that do not vest following any calendar year due to failure to achieve the performance objectives specified for that calendar year will vest following a subsequent calendar year in which the performance objective is achieved. Otherwise, in any event, if the officer continues in employment with the Company, the options will vest on the six-year anniversary of the grant date with respect to any shares for which the options have not previously vested. The grant date fair value of the options equal to the $1.3 million total value was determined based on a Black-Scholes valuation model. These options are included in the options determined by the Company to require liability classification at December 31, 2009. The Company determined the fair value of the options at December 31, 2009 to be $2.1 million based on a Black-Scholes valuation model. Based on the Company’s best estimate of expected performance results and the revaluation of the options at December 31, 2009, stock-based compensation expense of $515,000 was recognized in 2009 related to these options. The Company also granted to the senior officer at the same date nonqualified stock options with an exercise price of $1.25, to purchase 400,000 shares of common stock that vest ratably over four years on the related anniversaries of the grant date. The grant date fair value of the options equal to $320,000 was determined based on a Black-Scholes valuation model. These options are also included in the options determined by the Company to require liability classification at December 31, 2009. The Company determined the fair value of the options at December 31, 2009 to be $514,000 based on a Black-Scholes valuation model. Stock-based compensation expense of $54,000 was recognized in the year ended December 31, 2009 related to these options. The fair value of each option grant was estimated on the date of grant and at December 31, 2009 using the following assumptions: 3.21% risk free interest rate; 0.00% expected dividend yield; 0.00% forfeitures; 6.0 years expected lives; and 70% volatility. The rate of estimated forfeitures was based on the expectation for the position of the grant recipient.

The table below summarizes stock option activity for each year in the three-year period ended December 31, 2009:

	Shares	Weighted Average Exercise Price Per Option
Outstanding at December 31, 2006	657,652	$12.43
Granted	—	—
Exercised	(29,167)	$4.30
Forfeited	(92,532)	$13.12

Outstanding at December 31, 2007	535,953	$12.74
Granted	—	—
Exercised	—	—
Forfeited	(160,591)	$13.02

Outstanding at December 31, 2008	375,362	$12.62
Granted	2,000,000	$1.25
Exercised	—	—
Forfeited	(9,596)	$14.90

Outstanding at December 31, 2009	2,365,766	$3.00

The table below sets forth for stock options, the exercise price range, number of shares, weighted average exercise price and remaining contractual lives by groups of similar price and grant date at December 31, 2009:

Range of Exercise Prices	Outstanding as of Dec. 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of Dec. 31, 2009	Weighted Average Exercise Price
$1.25	2,000,000	9.6	$1.25	400,000	$1.25
$1.68	50,668	5.4	$1.68	50,668	$1.68
$5.46-$7.80	95,988	2.8	$7.57	95,988	$7.57
$11.10-$13.86	37,770	4.0	$12.16	37,770	$12.16
$15.84-$21.27	181,340	3.1	$18.33	181,340	$18.33

At December 31, 2009, options to purchase 765,766 shares of the common stock with a weighted average exercise price of $6.65 per share were exercisable by employees of the Company. At December 31, 2009, the aggregate intrinsic value of vested exercisable stock options was $249,000.

The Company recognized stock-based compensation in the total amount of $ 3.0 million, $2.2 million and $9.2 million for the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively, including compensation related to stock option awards, to restricted stock units granted in the current and prior years, and through March 31, 2009, to equity securities granted to three officers in the year ended December 31, 2005, and to modification in the year ended December 31, 2007 of awards granted to such senior officers.

10.	Commitments and Contingencies

Purchase Commitments

At December 31, 2009, the Company had entered into agreements with vendors to purchase approximately $6.2 million of equipment and services during the year ending December 31, 2010 related to the improvement and installation of switches, other network equipment and certain services.

Regulatory Proceedings

The Company is a party to numerous regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by AT&T Inc., and other incumbent local telephone companies. The Company anticipates that these companies will continue to pursue arbitration, litigation, regulations and legislation in states within the Company’s primary eight-state market to reduce both wholesale and retail regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including the Company. The Company may not succeed in its challenges to these or other similar actions that would prevent or deter it from successfully competing with the incumbent carriers.

The Company is subject to audits by various federal, state and local regulatory agencies related to a variety of regulatory fees, income, operating and telecommunication taxes and is engaged in such audits in the ordinary course of its business. The Company believes that its recorded liabilities at December 31, 2009 related to the expected results of such proceedings are appropriate.

Legal Proceedings

In the normal course of business, the Company is subject to various litigation. Management does not believe that there are any legal proceedings pending against the Company, other than those described below, that, if determined in a manner adverse to the Company, likely could have a material adverse effect on the Company’s financial position or results of operations.

Proceedings Affecting Rights-of-Way. To maintain its fiber optic network, the Company has obtained easements, rights-of-way, franchises and licenses from various third parties, including actual and potential competitors, local governments, private real property owners and others. The Company may not be able to continue to use or have access to all of its existing easements, rights-of-way, franchises and licenses or to renew or replace them after they expire. Since 2001, numerous third parties have initiated legal proceedings in a number of states challenging some of the Company’s licenses to use the rights-of-way of others, including its licenses to use the rights-of-way of Georgia Power Company (“Georgia Power”), Gulf Power Company (“Gulf Power”) and Mississippi Power Company (“Mississippi Power”). The plaintiffs’ lawsuits claim that the Company may not use some or all of the fiber optic communications lines on the rights of way that cross the plaintiffs’ properties and that such actions exceed the easements or other property rights held by the Company or its co-defendants, Georgia Power, Gulf Power and Mississippi Power. The plaintiffs assert claims for, among other things, trespass and unjust enrichment and seek compensatory and punitive damages and injunctive relief. The Company believes that it has complied with applicable laws and that the plaintiffs’ claims are without merit. The lawsuits relating to the easement rights in Georgia were resolved in 2006 in favor of the Company and Georgia Power. To date, the Company, together with its co-defendants, Gulf Power and Mississippi Power, as applicable, has entered into agreements with plaintiffs in substantial number of the actions pending against the Company to clarify the easement rights in Florida and Mississippi. These agreements have been approved by the Circuit Court of Gadsden County, Florida and the Circuit Courts of Harrison County and Jasper County, Mississippi (First Judicial Circuit), and dismissals of the related cases have occurred or are in progress. These agreements, and the payment of settlement amounts thereunder, did not have a material adverse effect on the Company’s financial position or results of operations. As of December 31, 2009, pending proceedings or disputes, not settled or otherwise resolved, affected approximately 40 route miles of the Company’s network. If some of these or similar future challenges are successful, or if the Company otherwise is unsuccessful in maintaining or renewing its rights to use its network easements, rights-of-way, franchises and licenses, the Company may be compelled to abandon significant portions of its network, which would require it to incur additional expenditures and to pay substantial monetary damages.

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

Employees of the Company participate in the Company’s 401(k) defined contribution plan. The Company offered matching of employee contributions at a rate of 50% on the first 4% of employee contributions for the years ended December 31, 2009, 2008 and 2007. Total matching contributions made to the Company’s plan and charged to expense by the Company for the years ended December 31, 2009, 2008 and 2007, were $779,000, $771,000 and $834,000, respectively. No discretionary contributions were made for any of the years ended December 31, 2009, 2008 or 2007.

12.	Related Party Transactions

The following is a summary of certain transactions during the years ended December 31, 2009, 2008 and 2007 among the Company and its directors, executive officers, beneficial owners of more than 5% of its common stock, Series A preferred stock or Series B preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

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

In connection with refinancing transactions it completed in July 2005 (the “2005 refinancing”), the Company issued $20.8 million in principal amount of third lien notes to the Welsh Carson securityholders in exchange for $20 million principal amount of notes plus capitalized interest evidencing a subordinated secured loan the Welsh Carson securityholders had extended to the Company in March 2005. For the year ended December 31, 2007, the Welsh Carson securityholders, including four of the Company’s directors, received total interest payments, including interest paid in kind, of approximately $2.3 million on their third lien notes.

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

Transactions With Affiliates of TCP

Pursuant to their governance agreement with the Company, which they entered into in July 2005 in connection with their purchase of first lien notes and third lien notes in the 2005 refinancing, investment funds (the “TCP funds”) managed by or otherwise affiliated with Tennenbaum Capital Partners, LLC (“TCP”) have designated two representatives to ITC^DeltaCom’s Board of Directors. For the year ended December 31, 2007, TCP funds received total interest payments, including interest paid in kind, of $3.4 million on their first lien notes that were repaid on July 31, 2007 and total interest payments, including interest paid in kind, of $2.1 million on their third lien notes that were repaid on July 31, 2007. In connection with the 2007 refinancing and recapitalization, the Company paid to the TCP funds $51.3 million principal amount of first lien notes and a prepayment penalty of $1.6 million.

On July 31, 2007, in connection with the 2007 refinancing and recapitalization, ITC^DeltaCom issued common stock to TCP funds in exchange for third lien notes and Series D warrants held by such TCP funds. See Notes 7 and 9 for information about these transactions.

On July 31, 2007, in connection with the 2007 refinancing and recapitalization, TCP funds provided the $75 million second lien credit facility. For the years ended December 31, 2009, 2008 and 2007, the TCP funds received total interest payments of $6.4 million, $8.4 million and $4.1 million, respectively, on this facility. TCP funds also acquired a portion of the first lien term loan facility due July 31, 2013 through syndication. For the years ended December 31, 2009, 2008 and 2007, the TCP funds received total interest payments of $4.2 million, $5.6 million and $2.5 million, respectively, on this facility. As of December 31, 2009, the TCP funds had extended a total of $78.3 million principal amount of loans under the first lien term loan facility.

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

The Company sold capacity on its fiber optic network to Knology and its subsidiaries and provided Knology and its subsidiaries with long distance and carrier-switched long distance service, as well as with director assistance and operator services. The Company also provided directory assistance and operator services to Knology and some of its subsidiaries. The Company recorded revenues of approximately $2.8 million for all of these services for the year ended December 31, 2007.

The Company purchased feature group access and other services from Knology and its subsidiaries totaling approximately $689,000 for the year ended December 31, 2007.

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

J. Smith Lanier & Co. provided the Company with insurance brokerage services, including the negotiation and acquisition on behalf of the Company of various insurance policies with third-party insurers. The gross premium for policies obtained by J. Smith Lanier & Co. on behalf of the Company totaled $1.7 million for the year ended December 31, 2007, and included a payment of $125,000 in the year ended December 31, 2007 for risk management services provided by J. Smith Lanier & Co.

The Company provided retail services, including local and long distance telephone services and data and Internet services, to J. Smith Lanier & Co. Revenues attributable to J. Smith Lanier & Co. for the Company’s provision of these services totaled approximately $715,000 for the year ended December 31, 2007.

Transactions With Affiliates of Campbell B. Lanier, III

ITC Holding Company, LLC, is a single-member limited liability company managed and wholly owned by Campbell B. Lanier, III. The Company paid a total of approximately $21,000 for the year ended December 31, 2007, to ITC Holding Company, LLC for the use of business conference facilities. The Company recorded revenues of approximately $2,000 in the year ended December 31, 2007 for telecommunications services that it furnished to ITC Holding Company, LLC.

Other Transactions

CT Communications, Inc., which was the beneficial owner of more than 5% of the Series A preferred stock from December 2004 until the redemption and conversion of the Series A preferred stock on July 31, 2007 in connection with the 2007 refinancing and recapitalization, purchased operator services from the Company. The Company billed CT Communications, Inc. or its subsidiary $464,000 for these services for the year ended December 31, 2007.

13.	Subsequent Event

On March 2, 2010, the Company received notice that it has been awarded $9.4 million in federal stimulus funding under the American Recovery and Reinvestment Act through the Broadband Technology Opportunity program. The grant will fund a 544-mile fiber optic network expansion in Eastern Tennessee to provide middle mile broadband services to community anchor institutions and last mile service providers in speeds up to 10Gbps. The new network will enable broadband access and allow local Internet providers to connect to the Company’s network for intercity transport. In connection with the grant, the Company is required to provide matching funds of approximately $1 million in cash and $1.3 million of in-kind funds represented by dark fiber optics. The Company expects that the grant will be subject to federal compliance regulations usually associated with federal grants as well as certain conditions that are unique to the grant. The grant is contingent upon official acceptance of all of these conditions no later than April 1, 2010, unless extended.

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

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$121,975	$118,603	$116,399	$112,347
Operating income	4,909	4,943	5,284	915
Net loss applicable to common stockholders	(2,596)	(2,746)	(2,117)	(3,516)
Basic and diluted net loss per common share	(0.03)	(0.03)	(0.03)	(0.04)

2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$124,783	$125,548	$124,717	$122,815
Operating income (loss)	1,845	2,324	2,360	1,798
Net loss applicable to common stockholders	(12,938)	(4,848)	(5,336)	(6,848)
Basic and diluted net loss per common share	(0.17)	(0.06)	(0.07)	(0.08)

2007	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter(2)
Operating revenues	$121,834	$123,572	$124,762	$121,980
Operating income (loss)	(640)	498	(2,238)	(3,915)
Net loss applicable to common stockholders	(17,268)	(16,510)	(193,926)	(32,878)
Basic and diluted net loss per common share	(0.92)	(0.88)	(3.82)	(0.49)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ITC^DeltaCom, Inc.

Huntsville, Alabama

The audits referred to in our report dated March 22, 2010 relating to the consolidated financial statements of ITC^DeltaCom, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Atlanta, Georgia

March 22, 2010

S-1

ITC^DELTACOM, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Additions
Description:	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deduction		Balance at End of Period
Allowance for doubtful accounts
Year Ended December 31, 2007	$4,772	$3,723	$—	$3,738	(1)	$4,757
Year Ended December 31, 2008	4,757	4,055	—	4,263	(1)	4,549
Year Ended December 31, 2009	4,549	5,255	—	6,173	(1)	3,631

Valuation allowance for deferred tax assets
Year Ended December 31, 2007	$298,595	$28,528	$—	$—		$327,123
Year Ended December 31, 2008	327,123	9,481	—	—		336,604
Year Ended December 31, 2009	336,604	3,036	—	—		339,640

Restructuring reserves
Year Ended December 31, 2007	$4,350	$—	$—	$1,328	(2)	$3,022
Year Ended December 31, 2008	3,022	—	—	1,303	(2)	1,719
Year Ended December 31, 2009	1,719	—	—	1,179	(2)	540

(1)	Represents the write-off of accounts considered to be uncollectible, less recovery of amounts previously written off.
(2)	Represents payments.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 22nd day of March, 2010.

ITC^DELTACOM, INC.

By:	/s/ RANDALL E. CURRAN
Randall E. Curran
Chief Executive Officer (Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 22 nd day of March, 2010.

Signature	Title

/s/ RANDALL E. CURRAN Randall E. Curran	Chief Executive Officer and Director (Principal Executive Officer)

/s/ RICHARD E. FISH, JR. Richard E. Fish, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN ALMEIDA JR. John Almeida Jr.	Director

/s/ JOHN J. DELUCCA John J. Delucca	Director

/s/ PHILIP M. TSENG Philip M. Tseng	Director

/s/ CLYDE A. HEINTZELMAN Clyde A. Heintzelman	Director

/s/ MICHAEL E. LEITNER Michael E. Leitner	Director

/s/ SANJAY SWANI Sanjay Swani	Director

/s/ THOMAS E. MCINERNEY Thomas E. McInerney	Director

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of ITC^DeltaCom, Inc. Filed as Exhibit 3.1.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2008 and incorporated herein by reference.

3.2	Amended and Restated Bylaws of ITC^DeltaCom, Inc. Filed as Exhibit 3.2 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 1, 2005 (the “August 1, 2005 Form 8-K”) and incorporated herein by reference.

4.1	Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. Filed as Exhibit 4.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2007 (the “2007 Form 10-K”) and incorporated herein by reference.

10.1.1	Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. Filed as Exhibit 10.15 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended (File No. 333-31361) (the “1997 Form S-4”), and incorporated herein by reference.

10.1.2	Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.15.1 to Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997 and incorporated herein by reference.

10.1.3	Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. Filed as Exhibit 10.15.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998 and incorporated herein by reference.

10.1.4	First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. Filed as Exhibit 10.16 to the 1997 Form S-4 and incorporated herein by reference.

10.1.5	Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet. Filed as Exhibit 10.17 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.6	Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. Filed as Exhibit 10.17.1 to Amendment No. 1 to the 1997 Form S-4 and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.1.7	Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. Filed as Exhibit 10.18 to the 1997 Form S-4 and incorporated herein by reference.

10.1.8	Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. Filed as Exhibit 10.19 to the 1997 Form S-4 and incorporated herein by reference.

†10.1.9	Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optic Facilities and Services Agreement made as of June 9, 1995. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

10.2	Interconnection Agreement, dated February 9, 2001, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a/ ITC^DeltaCom (Florida). Filed as Exhibit 10.48 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2000 (the “2000 Form 10-K”) and incorporated herein by reference.

10.3	Interconnection Agreement, dated as of November 20, 2006, by and between BellSouth Telecommunications, Inc. and DeltaCom, Inc. (North Carolina). Filed as Exhibit 10.3 to the Annual Report on Form 10-K of ITC^DeltaCom for the year ended December 31, 2006 and incorporated herein by reference.

10.4	Interconnection Agreement, effective as of July 1, 1999, by and between ITC^DeltaCom Communications, Inc. and BellSouth Telecommunications, Inc. (Alabama). Filed as Exhibit 10.50 to the 2000 Form 10-K and incorporated herein by reference.

10.5	Interconnection Agreement, effective as of August 9, 2004, by and between BellSouth Telecommunications, Inc. and ITC^DeltaCom Communications, Inc. d/b/a ITC^DeltaCom d/b/a Grapevine (Georgia). Filed as Exhibit 10.11 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

†10.6.1	IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997 and incorporated herein by reference.

10.6.2	First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.12 to Registration Statement on Form S-1 of BTI Telecom Corp. (File No. 333-83101) and incorporated herein by reference.

†10.6.3	Amendment No. 2 to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. Filed as Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003 and incorporated herein by reference.

10.7	Form of Indemnity Agreement between ITC^DeltaCom, Inc. and certain of its Directors and Officers. Filed as Exhibit 10.93 to Amendment No. 3 to Registration Statement on Form S-1 of ITC^DeltaCom, Inc. (File No. 333-36683) and incorporated herein by reference.

10.8.1	First Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.1 to Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 6, 2007 (the “August 6, 2007 Form 8-K”) and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.8.2	First Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.2 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.3	Second Lien Credit Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, Credit Suisse, as Administrative Agent and Collateral Agent, and the Lenders from time to time parties thereto. Filed as Exhibit 10.3 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.8.4	Second Lien Guarantee and Collateral Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc., Interstate FiberNet, Inc., as Borrower, the Subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto, and Credit Suisse, as Collateral Agent. Filed as Exhibit 10.4 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.9	ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan. Filed as Exhibit 10.19 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.1	Amended and Restated Governance Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the Securityholders of ITC^DeltaCom, Inc. listed on the signature pages thereof. Filed as Exhibit 10.5 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.10.2	Amendment No. 1 to Amended and Restated Governance Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.16 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.10.3	Amendment No. 2 to Amended and Restated Governance Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended June 30, 2008 (the “June 30, 2008 Form 10-Q”) and incorporated herein by reference.

*10.10.4	Amendment No. 3 to Amended and Restated Governance Agreement, dated as of January 1, 2010, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof.

10.11.1	Registration Rights Agreement, dated as of October 6, 2003, among ITC^DeltaCom, Inc. and the WCAS Securityholders set forth on the signature pages thereof. Filed as Exhibit 10.2 to the Current Report on Form 8-K of ITC^DeltaCom, Inc., filed on October 21, 2003 and incorporated herein by reference.

10.11.2	Amendment No. 2 to Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the WCAS Securityholders listed on the signature pages thereof. Filed as Exhibit 10.2 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2005 and incorporated herein by reference.

10.11.3	Amendment No. 3 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.17 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.11.4	Amendment No. 4 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.3 to the June 30, 2008 Form 10-Q and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.12.1	Registration Rights Agreement, dated as of July 26, 2005, among ITC^DeltaCom, Inc. and the TCP Securityholders listed on the signature pages thereof. Filed as Exhibit 10.6 to the August 1, 2005 Form 8-K and incorporated herein by reference.

10.12.2	Amendment No. 1 to Registration Rights Agreement, dated as of July 31, 2007, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.18 to the August 6, 2007 Form 8-K and incorporated herein by reference.

10.12.3	Amendment No. 2 to Registration Rights Agreement, dated as of May 13, 2008, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.2 to the June 30, 2008 Form 10-Q and incorporated herein by reference.

10.13.1	ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan. Filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2009 and incorporated herein by reference.

10.13.2	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Nonqualified Stock Option Agreement. Filed as Exhibit 4.2 to Registration Statement on Form S-8 of ITC^DeltaCom, Inc. (File No. 333-111329) (the “2003 Form S-8”) and incorporated herein by reference.

10.13.3	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Incentive Stock Option Agreement. Filed as Exhibit 4.3 to the 2003 Form S-8 and incorporated herein by reference.

10.13.4	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement. Filed as Exhibit 4.4 to the 2003 Form S-8 and incorporated herein by reference.

10.13.5	Form of ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan Stock Unit Agreement, as amended. Filed as Exhibit 10.13.5 to the 2007 Form 10-K and incorporated herein by reference.

10.14.1	Employment Agreement, dated as of February 3, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.12 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2005 (the “March 31, 2005 Form 10-Q”) and incorporated herein by reference.

10.14.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Randall E. Curran. Filed as Exhibit 10.17.2 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2005 (the “2005 Form 10-K”) and incorporated herein by reference.

10.15.1	Employment Agreement, dated as of February 21, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.13 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.15.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and Richard E. Fish, Jr. Filed as Exhibit 10.18.2 to the 2005 Form 10-K and incorporated herein by reference.

10.16.1	Employment Agreement, dated as of February 28, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.14 to the March 31, 2005 Form 10-Q and incorporated herein by reference.

10.16.2	Amendment No. 1 to Employment Agreement, dated as of December 20, 2005, by and between ITC^DeltaCom, Inc. and James P. O’Brien. Filed as Exhibit 10.19.2 to the 2005 Form 10-K and incorporated herein by reference.

Exhibit Number	Exhibit Description

10.17.1	Form of Common Stock Unit Agreement (as amended and restated) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.1 to the 2007 Form 10-K and incorporated herein by reference.

10.17.2	Form of Common Stock Unit Agreement (Series A Preferred Stock Unit Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.2 to the 2007 Form 10-K and incorporated herein by reference.

10.17.3	Form of Common Stock Unit Agreement (Series B Preferred Stock Unit Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.3 to the 2007 Form 10-K and incorporated herein by reference.

10.17.4	Form of Common Stock Unit Agreement (Deferred Compensation Agreement, as amended) under ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan between ITC^DeltaCom, Inc. and each of Randall E. Curran, Richard E. Fish, Jr., and James P. O’Brien. Filed as Exhibit 10.17.4 to the 2007 Form 10-K and incorporated herein by reference.

10.18	Executive Employment and Retention Agreement, dated as of August 13, 2004, between ITC^DeltaCom, Inc. and J. Thomas Mullis. Filed as Exhibit 10.10.1 to Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 2004 and incorporated herein by reference.

*10.19	Description of Non-Employee Director Compensation.

21	Subsidiaries of ITC^DeltaCom, Inc. Filed as Exhibit 21 to the 2007 Form 10-K and incorporated herein by reference.

*23	Consent of BDO Seidman, LLP, independent registered public accounting firm.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.
†	Confidential treatment has been granted for this exhibit. The copy filed as an exhibit omits the information subject to the confidential treatment request. The omitted information has been separately filed with the Securities and Exchange Commission.