Form 10-Q
period 2010-03-31
ITC DELTACOM INC
filed 2010-05-17
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at May 7, 2010
Common Stock, $.01 par value	83,624,519 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of March 31, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of ITC^DeltaCom, Inc. and Subsidiaries for the three months ended March 31, 2010 and 2009	3

	Condensed Consolidated Statements of Stockholders’ Deficit of ITC^DeltaCom, Inc. and Subsidiaries for the three months ended March 31, 2010	4

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the three months ended March 31, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

Part II. Other Information

Item 1A.	Risk Factors	22

Item 6.	Exhibits	22

Signatures		23

i

PART I

FINANCIAL INFORMATION

Item 1.        Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,874	$67,786
Short-term investments (Note 4)	—	1,706
Restricted cash	957	957
Accounts receivable, less allowance for doubtful accounts of $3,491 and $3,631 in 2010 and 2009, respectively	40,805	42,835
Inventory	3,559	2,995
Prepaid expenses and other	7,078	5,563

Total current assets	126,273	121,842

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $363,456 and $350,881 in 2010 and 2009, respectively	202,733	201,549

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $18,839 and $18,204 in 2010 and 2009, respectively	1,633	2,268
Other long-term assets	7,747	7,726

Total other long-term assets	44,489	45,103

Total assets	$373,495	$368,494

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$29,689	$23,067
Construction	7,022	2,857
Accrued interest	673	580
Accrued compensation	4,225	9,310
Unearned revenue	19,981	20,578
Other current liabilities	20,159	20,465
Current portion of long-term debt (Note 5)	4,614	4,614

Total current liabilities	86,363	81,471

LONG-TERM LIABILITIES:
Other long-term liabilities (Note 8)	1,530	1,688
Long-term debt (Note 5)	301,588	302,059

Total long-term liabilities	303,118	303,747

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 83,601,225, and 81,674,270 shares issued and outstanding in 2010 and 2009, respectively	836	816
Additional paid-in capital	727,029	728,700
Accumulated deficit	(743,851)	(746,240)

Total stockholders’ deficit	(15,986)	(16,724)

Total liabilities and stockholders’ deficit	$373,495	$368,494

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
OPERATING REVENUES:
Integrated communications services	$93,118	$102,076
Wholesale services	14,289	15,618
Equipment sales and related services	3,733	4,281

TOTAL OPERATING REVENUES	111,140	121,975

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	49,144	56,477
Selling, operations and administration expense	40,100	43,670
Depreciation and amortization	14,822	16,919

Total operating expenses	104,066	117,066

OPERATING INCOME	7,074	4,909

OTHER (EXPENSE) INCOME:
Interest expense	(4,842)	(7,539)
Interest income	5	15
Other income	152	19

Total other expense, net	(4,685)	(7,505)

INCOME (LOSS) BEFORE INCOME TAXES	2,389	(2,596)

INCOME TAX EXPENSE (Note 6)	—	—

NET INCOME (LOSS)	$2,389	$(2,596)

BASIC NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.03)

DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.03	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 8):
BASIC	81,776,504	80,867,040

DILUTED	86,856,698	80,867,040

COMPREHENSIVE INCOME (LOSS):
NET INCOME (LOSS)	$2,389	$(2,596)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gains (losses) on derivative instrument designated as cash flow hedging instrument, net of tax (Note 5)	—	1,807

COMPREHENSIVE INCOME (LOSS)	$2,389	$(789)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2009	81,674,270	$816	$728,700	$(746,240)	$(16,724)
Deferred compensation			461		461
Common stock units exercised	1,926,955	20	(20)		—
Common stock withheld for payment of taxes (Note 7)			(2,112)		(2,112)
Net income				2,389	2,389

BALANCE, March 31, 2010	83,601,225	$836	$727,029	$(743,851)	$(15,986)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,389	$(2,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,822	16,919
Provision for uncollectible accounts	925	1,680
Stock-based compensation	934	529
Amortization of debt issuance costs and debt discount	601	607
Net gain on sale of fixed assets	(173)	(22)
Changes in current operating assets and liabilities:
Accounts receivable, net	1,106	1,618
Inventory	(565)	390
Prepaid expenses	(1,514)	(708)
Accounts payable	6,832	4,750
Accrued interest	93	63
Unearned revenue	(598)	(333)
Accrued compensation and other accrued liabilities	(5,813)	(5,626)

Total adjustments	16,650	19,867

Net cash provided by operating activities	19,039	17,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,381)	(10,096)
Change in accounts payable—construction	4,164	1,767
Proceeds from sale of short-term investments (Note 4)	1,706	1,686
Proceeds from sale of fixed assets	183	153
Payment for accrued restructuring and merger costs	(375)	(293)
Other	(563)	(9)

Cash used in investing activities	(10,266)	(6,792)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt and capital lease obligations	(573)	(1,414)
Taxes paid on vested restricted shares (Note 7)	(2,112)	—

Cash used in financing activities	(2,685)	(1,414)

CHANGE IN CASH AND CASH EQUIVALENTS	6,088	9,065

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,786	56,683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$73,874	$65,748

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$4,147	$6,869

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.         Nature of Business and Basis of Presentation

Nature of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. The Company also sells customer premises equipment to the Company’s business customers. The Company offers these services primarily over its advanced fiber optic network. Its fiber optic network provides it with significant transmission capacity that it uses for its own data and voice traffic and selectively sells to other communications providers on a wholesale basis.

Regulation

The Company is subject to certain regulations and requirements of the Federal Communications Commission (the “FCC”) and state public service commissions in its service areas.

Segment Disclosure

The Company operates in one segment.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company’s management in accordance with generally accepted accounting principles in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. The Company’s accounting policies are consistent, in all material respects, with those applied in preparing the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), as filed with the SEC. In the opinion of management, these interim financial statements reflect all adjustments, including normal recurring adjustments management considers necessary for the fair presentation of the Company’s financial position, operating results and cash flows for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the 2009 Form 10-K.

The accompanying condensed consolidated financial statements present results for the three months ended March 31, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2010 or any other period.

Basis of Consolidation

The accompanying condensed consolidated financial statements include the accounts of ITC^DeltaCom and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

2.        Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements, to require some new disclosures and clarify some existing disclosure requirements. Included are requirements to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, and to present separately information about purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, ASU 2010-06 clarifies that, with respect to the existing disclosures, a reporting entity should:

•	use judgment in determining the appropriate classes of assets and liabilities for purposes of reporting fair value measurement for each class of assets and liabilities; and

•	provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for the Company beginning on January 1, 2010, except for the disclosures about purchases, sales issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for the Company for fiscal periods beginning on and after January 1, 2011.

Subsequent Events Disclosures

The FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements, effective upon issuance on February 24, 2010 (except for certain provisions not applicable to the Company). The amendments in ASU 2010-09 remove the requirement for a reporting entity to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. These amendments are intended to remove potential conflicts with the SEC’s disclosure requirements. The amendments in the ASU also require an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and to disclose such date.

A description of other recent accounting pronouncements applicable to the Company is set forth in Note 2 to the consolidated financial statements included in the 2009 Form 10-K.

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

The following tables show the assets and liabilities measured at fair value that are included in the accompanying consolidated balance sheets as of March 31, 2010 and December 31, 2009 and the fair value hierarchy level (in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	December 31, 2009
	Carrying Value	Level 1	Level 2	Level 3
Assets
Short-term investments(1)	$1,706	$—	$—	$1,706

(1)	The Company classified its investment in shares of the Primary Fund of The Reserve Fund (Note 4) as Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Primary Fund and its underlying securities. The Company assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund.

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

	Short-term investments
	March 31, 2010	March 31, 2009
Balance at beginning of period	$1,706	$3,278
Transfers to Level 3	—	—
Change in fair value included in earnings (losses)	—	—
Sales	(1,706)	(1,686)

Balance at end of period	$—	$1,592

Fair Value of Debt (in thousands):

	March 31, 2010	December 31, 2009
Carrying amount	$306,202	$306,673
Fair value	268,090	290,062

There is no quoted market value for loans outstanding under the Company’s first lien credit facility or second lien credit facility. Based on market conditions, management estimated the fair value of the Company’s loans outstanding under these facilities to be approximately 88% of face value at March 31, 2010 and approximately 94% of face value at December 31, 2009.

4.        Investments

The Company’s short-term investments at December 31, 2009 consisted of an investment in the Primary Fund of The Reserve Fund, a registered money market fund that was substantially liquidated as of December 31, 2009. On September 16, 2008, which was the date on which withdrawals from the Primary Fund were suspended, the Company had invested $25.4 million at cost in the Primary Fund. As a result of its receipt of a cash payment of $1.7 million on January 29, 2010, the Company recovered the book value of its investment at that date.

5.        Long-Term Debt and Derivative Financial Instruments

Long-Term Debt

Long-term obligations, net of discount, at March 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,301 in 2010 and $1,709 in 2009	$222,702	$223,173
Second lien credit facility due July 31, 2014	75,000	75,000
Revolving credit facility due July 31, 2012	8,500	8,500

Total	306,202	306,673
Less current maturities	(4,614)	(4,614)

Total	$301,588	$302,059

As described in Note 10, on April 9, 2010, ITC^DeltaCom and its wholly-owned subsidiaries closed an offering of $325 million aggregate principal amount of 10.5% senior secured notes due in 2016 and a $30 million five-year senior secured revolving credit facility. The Company applied the proceeds of the note issuance to refinance all of the Company’s outstanding debt. The new revolving credit facility was undrawn at closing.

Borrowings under the first lien credit facility outstanding at March 31, 2010 and repaid on April 9, 2010 accrued interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified

London interbank offered rate (“LIBOR”) plus 4.00%. As of March 31, 2010, the annual interest rate on borrowings outstanding under the first lien credit facility was 4.2%. Borrowings under the second lien credit facility outstanding at March 31, 2010 and repaid on April 9, 2010 accrued interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of March 31, 2010, the annual interest rate on borrowings outstanding under the second lien credit facility was 7.7%. The Company had utilized approximately $900,000 of the revolving credit facility outstanding as of March 31, 2010 and repaid on April 9, 2010 to secure letters of credit issued primarily to secure performance obligations. As of April 9, 2010, the Company had utilized approximately $900,000 of the new $30 million senior secured revolving credit facility to secure the letters of credit. Approximately $29.1 million of the facility remained available and unutilized at April 9, 2010.

The first lien credit facility repaid on April 9, 2010 required a prepayment of principal equal to 50% of the excess cash flow, as defined in the facility, within 100 days after the end of each fiscal year. As of December 31, 2009 and March 31, 2010, the prepayment required from excess cash flow for the year ended December 31, 2009 was approximately $2.3 million, which amount is included in the accompanying condensed consolidated balance sheets in current maturities of long-term debt.

As of March 31, 2010, the Company had approximately $306.2 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 5.1%, including the effect of debt discount described below, and excluding deferred financing costs.

As of March 31, 2010 and December 31, 2009, the Company was in compliance with all of the financial covenants under its credit facilities.

Interest cost for the three months ended March 31, 2010 and 2009 included $102,000 and $103,000, respectively, of amortized debt discount.

Derivative Financial Instrument

For a period of two years which terminated September 30, 2009, under terms of the first lien and second lien credit facilities that were repaid on April 9, 2010, the Company agreed to hedge at least 50% of the aggregate principal amount of borrowings outstanding under the facilities, so that such borrowings would be effectively subject to a fixed or maximum interest rate. The Company’s objective was to hedge the variability in the cash flows of the interest payments on $210 million principal amount, or approximately 70%, of its variable-rate debt, which accrued interest based on a variable three-month LIBOR rate. On August 24, 2007, the Company entered into a receive-floating, pay-fixed interest rate swap agreement that fixed the LIBOR portion of the interest rate at an annual rate of 4.955% on $210 million principal amount of debt. The swap agreement was designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in the credit facility agreements.

The Company accounted for its interest rate swap agreement that was designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with ASC Topic 815, “Derivatives and Hedging,” ASC Topic 815 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company was required by ASC Topic 815 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualified as a cash flow hedge under ASC Topic 815. The critical terms of the hedging instrument matched the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument matched the same terms of the interest-bearing liability. The Company assessed the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company used the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective until its termination at September 30, 2009. The Company recognized (1) the swap at its fair value as an asset or liability in its balance sheet and marked the swap to fair value through other comprehensive income (loss), (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. Changes in unrealized gains (losses) of $1.8 million for the three months ended March 31, 2009 are included in “other comprehensive income (loss)” in the accompanying consolidated statements of operations and comprehensive income (loss).

6.        Income Taxes

Income tax expense for the three months ended March 31, 2010 and 2009 is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. Income taxes are not accrued for the first three months of the current year because a loss is anticipated for the year, resulting in a zero effective tax rate for the year, and tax benefits from the loss for the year are not expected to be recognizable as a deferred tax asset.

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

The only participants in the Amended and Restated Executive Stock Incentive Plan, which is administered by ITC^DeltaCom’s Board of Directors, are three senior officers of the Company who have received awards under the plan. A description of the awards is set forth in Note 9 to the consolidated financial statements included in the 2009 Form 10-K.

As more fully set forth in Note 9 to the consolidated financial statements included in the 2009 Form 10-K, the Company awarded to certain officers of the Company equity instruments, including restricted stock units and stock options under the Stock Incentive Plan, that it classified as a liability in the three months ended December 31, 2009. Included in the grants of restricted stock units set forth below for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009 were restricted stock units for approximately 1,038,000, 73,000 and 459,000 shares of common stock, respectively, with a fair value of approximately $2,003,000, $108,000 and $289,000, respectively, on the grant date. Recognition of share-based compensation cost for those shares is based on liability accounting treatment. Also as more fully set forth in Note 9 to the consolidated financial statements included in the 2009 Form 10-K, in 2009, the Company granted nonqualified stock options to purchase 1,600,000 shares of common stock to a senior officer that are subject to performance-based vesting over four years. If the officer continues in employment with the Company, any of these options that have not previously vested will vest on the six-year anniversary of the grant date. The Company also granted to the senior officer nonqualified stock options to purchase 400,000 shares of common stock that vest ratably over four years. All of the foregoing options granted to such senior officer are included in the options determined by the Company to require liability classification. As of March 31, 2010 and December 31, 2009, the total liability recorded in the accompanying condensed consolidated balance sheets for option share-based compensation awards was approximately $749,000 and $596,000, respectively, and the total liability recorded for restricted stock unit compensation awards was approximately $1.5 million and $1.2 million, respectively.

On March 31, 2010, in connection with the deferred delivery of approximately 2,900,000 shares of common stock subject to restricted stock units granted in 2005, the Company delivered approximately 1,800,000 shares of common stock to three senior officers and withheld approximately 1,100,000 shares of common stock to satisfy the employer’s statutory tax withholding requirements. The Company valued the shares at $1.95 per share based on the closing sale price of the Company’s common stock on March 30, 2010 as reported on the OTC Bulletin Board and paid approximately $2.1 million of withholding tax, which was charged to additional paid-in-capital in the accompanying condensed consolidated balance sheet.

The Company granted restricted stock units for shares of common stock as follows:

Three Months Ended	Approximate Number of Shares	Approximate Fair Value of the Awards
March 31, 2010	2,725,000	$5,260,000
December 31, 2009	230,000	$342,000
September 30, 2009	120,000	$150,000
June 30, 2009	45,000	$41,000
March 31, 2009	1,491,000	$939,000

The Company will recognize the fair value of the awards in expense over the service periods of the grants. The fair value of the awards was determined based on the closing price of ITC^DeltaCom’s common stock on the grant date as reported on the OTC Bulletin Board.

The Company recognized stock-based compensation in the total amount of $934,000 and $529,000 in the three months ended March 31, 2010 and 2009, respectively, including compensation related to stock option awards and restricted stock units granted in the current and prior years. As of March 31, 2010, the total compensation cost related to nonvested restricted stock units not yet recognized was $7.3 million.

8.        Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income available to common stockholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares for the three months ended March 31, 2010 and 2009 excludes 5,100,000 and 2,900,000, respectively, of potential common shares from share-based compensation awards for restricted stock units and stock options, as these awards were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. The outstanding shares used to calculate the weighted average diluted shares for the three months ended March 31, 2010 include 5,100,000 of potential common shares from share-based compensation awards exercisable for common shares. Diluted earnings (loss) per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares from the most dilutive to the least dilutive. When a loss is reported, diluted earnings per share cannot be adjusted for the dilutive impact of potential common shares from share-based compensation awards because the effect would be anti-dilutive. Therefore, for the three months ended March 31, 2009, restricted stock units and stock options for 2,900,000 common shares were not included in computing diluted earnings per share because their effects were anti-dilutive.

9.        Commitments and Contingencies

Purchase Commitments

At March 31, 2010, the Company had entered into agreements with vendors to purchase approximately $9.3 million of equipment and services during the year ending December 31, 2010 related to the improvement and installation of switches, other network equipment and certain services.

Legal Proceedings

In the normal course of its business, the Company is a party or otherwise subject to litigation and various other legal proceedings, including proceedings in which third parties have challenged some of the Company’s significant licenses to use the rights-of-way of others and other proceedings described in Note 10 to the Company’s audited consolidated financial statements included in the 2009 Form 10-K. Other than such proceedings, there are no legal proceedings pending against the Company that, if resolved adversely to the Company, management believes would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Regulatory Proceedings and Customer-based Taxation

The Company is a party or is subject to numerous state and federal regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings in connection with actions by the former regional Bell operating companies, their successors and affiliates. The Company anticipates that these companies will continue to pursue changes to communications law and policy through arbitration, litigation, regulations and legislation within our primary eight-state market in order to reduce regulatory oversight and state regulation over their rates and operations and in other ways that could adversely affect competitive carriers, like the Company. Moreover, the decisions made by the agencies interpreting and implementing various federal and state regulations and other administrative decisions are frequently challenged through both the regulatory process and the courts. These challenges often are not resolved for a period of years and occasionally have retroactive impacts that could be either beneficial or adverse to the Company’s operations.

Throughout its service territory, the Company is required to bill and to remit taxes, fees and other charges (collectively referred to as “taxes”) on behalf of government entities at the city, county, state and federal levels (“taxing authorities”). Each taxing authority may have unique rules concerning the services that are subject to each tax and how those services should be taxed, the application of which involves judgment. Taxing authorities periodically perform audits to verify compliance with their rules and may include all periods remaining open under applicable statutes or codes, which can span as many as five years. If the Company is unable to substantiate its position or is otherwise found to be non-compliant, non-compliance could potentially have a significant financial impact on the Company.

Given the regulatory environment in which it operates, the Company is at risk of non-compliance with various laws and regulations, which could result in the loss of its operating authority, fines and assessments. The Company routinely evaluates the potential impact of matters undergoing challenges and matters involving compliance with laws and regulations to assess the reasonableness of its actions and to determine whether sufficient information exists to warrant disclosure and/or accrual. However, estimating the range of possible outcomes and the probabilities of the possible outcomes in a dynamic regulatory environment is subject to significant uncertainties.

10.        Subsequent Events

On April 9, 2010, ITC^DeltaCom and its wholly-owned subsidiaries closed an offering of $325 million aggregate principal amount of 10.5% senior secured notes due in 2016 (the “notes”) and a $30 million five-year senior secured revolving credit facility. The Company sold the notes in transactions not subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”). The Company sold the notes at an offering price of 97.857% of the principal amount of the notes. The Company applied the gross proceeds of approximately $318 million it received from the sale of the notes to repay $305.5 million aggregate amount of indebtedness, including all principal plus accrued and unpaid interest, outstanding under its first lien and second lien senior secured credit facilities and its former revolving credit facility, which were terminated. The Company has used or expects to use approximately $9.5 million of the offering proceeds to pay offering fees and expenses and to use the remainder of the offering proceeds for general corporate purposes. In the three months ending June 30, 2010, the Company expects to recognize the write-off in its condensed consolidated statements of operations and comprehensive income (loss), of deferred financing costs and unamortized debt discount totaling approximately $7.9 million in connection with the credit facilities outstanding at March 31, 2010 and repaid on April 9, 2010.

Senior Secured Notes

The notes accrue interest at a rate of 10.5% per year from April 9, 2010. Interest on the notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2010. The notes will mature on April 1, 2016.

The Company may redeem some or all of the notes, at any time before April 1, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. The Company may redeem some or all of the notes at any time on or after April 1, 2013, at specified redemption prices declining from 105.250% to 100% of their principal amount. In addition, before April 1, 2013, the Company may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 110.5% of their principal amount with the net proceeds of certain equity offerings. During any 12-month period before April 1, 2013, the Company may redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103% of their principal amount. If (1) the Company sells certain of its assets and does not either (a) apply the net sale proceeds to repay indebtedness under the Company’s senior secured revolving credit facility, the notes, or other indebtedness secured on a first-priority basis or (b) reinvest the net sale proceeds in its business, or (2) ITC^DeltaCom experiences a change of control, the Company may be required to offer to purchase notes from holders at 100% of their principal amount, in the case of a sale of assets, or 101% of their principal amount, in the case of a change of control. The Company would be required to pay accrued and unpaid interest, if any, on the notes redeemed or purchased in each of the foregoing events of redemption or purchase.

The notes are ITC^DeltaCom’s general senior obligations and rank equally in right of payment with all of ITC^DeltaCom’s existing and future senior indebtedness. The notes are secured on a first-priority basis, along with ITC^DeltaCom’s obligations under its senior secured revolving credit facility and any future pari passu secured obligations, subject to specified exceptions and permitted liens, by substantially all of the assets of ITC^DeltaCom and its subsidiaries that are deemed to be restricted subsidiaries under the indenture governing the notes. Currently all ITC^DeltaCom subsidiaries are deemed to be restricted subsidiaries. The notes are guaranteed on a senior secured basis by each of ITC^DeltaCom’s restricted subsidiaries on the initial issue date of the notes and will be guaranteed on a senior secured basis by each future domestic restricted subsidiary, other than certain excluded subsidiaries, and by any foreign restricted subsidiary that guarantees any indebtedness of ITC^DeltaCom or any domestic restricted subsidiary. The guarantees are the subsidiary guarantors’ general senior obligations and rank equally in right of payment with all of the subsidiary guarantors’ existing and future senior indebtedness.

The indenture governing the notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, crate restrictions on dividend and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture.

Registration Rights Agreement

In connection with the sale of the notes, ITC^DeltaCom entered into a registration rights agreement among ITC^DeltaCom, the subsidiary guarantors of the notes and the initial purchaser of the notes, pursuant to which the Company agreed to use commercially reasonable efforts to file, and cause to be declared effective, a registration statement with the SEC to exchange the notes for a new issue of substantially identical notes in an exchange registered under the Securities Act or, if required, to file, and cause to be declared effective, a shelf registration statement to cover resales of the notes under specified circumstances.

Upon the occurrence of any registration default under the registration rights agreement, the Company will be required in specified circumstances to pay additional interest to the holders of the notes from the date on which any such registration default occurs to the date on which all registration defaults have been cured, for a period generally ending on the earliest date on which all of the notes are no longer subject to any restrictions on transfer under the Securities Act, but in no event earlier than two years after the initial issue date of the notes. The maximum amount of additional interest payable in such event may not exceed 1.0% per annum of the principal amount of the notes. A registration default will occur if (1) ITC^DeltaCom fails either to (a) cause the exchange offer registration statement referred to above to be declared effective or to consummate the exchange offer within the periods specified in the registration rights agreement or (b) if required, cause any shelf registration statement with respect to resales of the notes to be declared effective within the period specified in the registration rights agreement or (2) the applicable registration statement is declared effective but thereafter ceases to be effective or usable, subject to specified exceptions, in connection with resales of the notes.

Revolving Credit Facility

Under the revolving credit facility, up to $30 million principal amount of borrowings may be outstanding at any time. The facility loans may be borrowed, repaid and reborrowed from time to time during the term of the facility and will mature and be payable in full on April 9, 2015. The Company will be required to prepay amounts outstanding under the revolving credit facility with the net cash proceeds from certain sales and other dispositions of its assets.

The Company may use the proceeds of borrowings under the revolving credit facility for its general corporate purposes.

Amounts drawn under the revolving credit facility will bear interest at an annual rate calculated, at the Company’s option, on the basis of either (1) a base rate plus a margin of 3.5% or (2) an adjusted LIBO rate plus a margin of 4.5%. The interest rate on the revolving credit loans that are base-rate loans will fluctuate as the base rate fluctuates and, in the case of the adjusted LIBO-rate loans, the interest rate will be adjusted at the end of each applicable interest period. Interest on base-rate loans will be payable quarterly in arrears, while interest on adjusted LIBO-rate loans will be payable at the end of each applicable interest period, which may be one, two, three or six months, except that in the case of a six-month interest period, interest will be payable at the end of every three-month period.

ITC^DeltaCom is the borrower under the revolving credit facility. All of ITC^DeltaCom’s obligations under the facility are or will be guaranteed by all its existing and future domestic subsidiaries and, subject to conditions, foreign subsidiaries. The obligations of the loan parties under the facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of their assets, including a first-priority pledge of the capital stock of each direct or indirect subsidiary of the Company. In the event of enforcement of the liens securing the notes and the related guarantees or a distribution in bankruptcy, the proceeds thereof will first be applied to repay obligations under the revolving credit facility.

The revolving credit facility contains negative covenants, including, among others, covenants limiting the ability of ITC^DeltaCom and its subsidiaries to incur indebtedness, create liens, pay dividends and make distributions or other restricted payments, make investments, change their business, engage in transactions with affiliates, sell assets, and engage in mergers and acquisitions. In addition, the revolving credit facility contains affirmative covenants, including, among others, covenants requiring compliance with laws, maintenance of corporate existence, licenses, property and insurance, payment of taxes and performance of other material obligations, and the delivery of financial and other information.

The Company will be required to comply with specified financial tests and to maintain certain financial ratios on a consolidated basis based on measures that include levels of indebtedness and earnings before interest, taxes, depreciation, amortization and other specified items. The Company generally is not required to be in compliance with these ratios if no loans are outstanding under the revolving credit facility and if its obligations relating to letters of credit issued under the facility do not exceed $2 million.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this management’s discussion and analysis, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom, Inc. or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Some of these risks are discussed below and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year and in our subsequent SEC filings. Except as required by applicable law, we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our 2009 fiscal year and the financial statements and related notes included in that report.

Unless we indicate otherwise or the context otherwise indicates, references below to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries.

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

We offer our services primarily over our advanced fiber optic network, which as of March 31, 2010 consisted of 12,362 route miles deployed from New York to Florida and from Georgia to Texas, and principally covered portions of our primary eight-state market. We also use additional network facilities obtained from other providers to extend our market coverage and to meet the needs of our customers. Our fiber optic network provides us with significant transmission capacity that we use for our own data and voice traffic and selectively sell to other communications providers on a wholesale basis.

During the first quarter of 2010, we:

•

recorded operating income of $7.1 million compared to $4.9 million for the first quarter of 2009 and a net income of $2.4 million compared to a net loss of $(2.6) million for the first quarter of 2009;

•	increased adjusted EBITDA, as defined by us below, by 2.1% over the first quarter of 2009 to $22.8 million;

•

ended the quarter with approximately 416,500 voice lines in service, of which 88.1% were provided on our own network, which represented an increase from 86.2% provided on our own network at the end of the first quarter of 2009;

•	reduced our cost of services and equipment as a percentage of total operating revenues to 44.2% from 46.3% for the first quarter of 2009 by eliminating excess costs from our network;

•

continued to derive benefit from investments in process redesign and other efficiency gains, resulting in selling, operations and administration expense of $40.1 million compared to $43.7 million for the first quarter of 2009; and

•	generated $19 million in net cash provided by operating activities, which represented an increase of $1.7 million over the first quarter of 2009.

Although we experienced a decline in total revenue in the first quarter of 2010 compared to the first quarter of 2009, the portion of the decline attributable to customer downsizings, closures and cost cutting efforts has decreased from the first quarter of 2009.

The following table presents information about our business as of the dates indicated.

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Colocations(1)	281	279	272	271	269
Voice and data switches, Nortel Call Server 2000 IP, Nortel DMS500 and Lucent 5E	20	20	21	21	21
Number of employees(2)	1,365	1,398	1,437	1,452	1,511

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods or as of the dates indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars

	Three Months Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Integrated communications services revenues	$93,118	$94,359	$97,668	$100,053	$102,076

Wholesale services revenues:
Broadband transport	11,917	12,327	12,284	12,237	12,664
Local interconnection	120	127	181	308	740
Directory assistance and operator services	919	925	986	1,019	1,029
Other	1,333	1,215	1,113	1,061	1,185

Total wholesale services revenues	14,289	14,594	14,564	14,625	15,618

Equipment sales and related services revenues	3,733	3,394	4,167	3,925	4,281

Total operating revenues	$111,140	$112,347	$116,399	$118,603	$121,975

Decrease in total operating revenues (from previous quarter)	(1.1)%	(3.4)%	(1.9)%	(2.8)%	(0.7)%

At period end:
Retail business voice lines in service(1)
UNE-T and UNE lines(2)	366,734	367,403	369,752	372,413	369,787
Resale and commercial agreement lines(3)	49,754	51,602	53,456	56,022	59,017

Total retail business voice lines in service	416,488	419,005	423,208	428,435	428,804

Wholesale voice lines in service(4)	8,694	8,004	6,969	8,625	12,489

Total business voice lines in service(5)	425,182	427,009	430,177	437,060	441,293

(1)	Lines in service includes only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.
(2)	Facilities-based service offering in which we provide local service through our owned and operated switching facilities.
(3)	Voice lines for local and mobile services served via commercial agreements and reselling incumbent local exchange carrier tariff offerings.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Operating Revenues. Total operating revenues decreased $10.9 million, or 8.9%, to $111.1 million for the three months ended March 31, 2010, or the “2010 quarter,” from $122 million for the three months ended March 31, 2009, or the “2009 quarter.”

Integrated communications services revenues decreased $9 million, or 8.8%, to $93.1 million for the 2010 quarter from $102.1 million for the 2009 quarter. The decrease resulted primarily from a decline of $7.1 million in local, data service and mobile service revenues and a decrease of $1.9 million in carrier access and long distance revenues. Long distance revenues decreased to approximately 9.9% of our total operating revenues for the 2010 quarter from 10.3% of our total operating revenues for the 2009 quarter as a result of a 16% decline in our average rate billed per minute, the effect of which was offset in part by a 5.4% increase in billable minutes.

We experienced a decrease of approximately 3,000 facilities-based local lines and a decrease of approximately 9,300 in resale and commercial agreement lines from the end of the 2009 quarter to the end of the 2010 quarter. During the 2010 quarter, we experienced a decrease in billable local lines of approximately 2,500 lines from the disconnection of approximately 700 facilities-based local lines and from a decrease of approximately 1,800 resale and commercial agreement lines that were disconnected or converted to facilities-based lines. We continue to pursue a strategy to improve profitability by reducing the proportion of our local lines provided through higher cost resale and commercial agreements for UNE-P services.

Revenues generated by sales of wholesale services for the 2010 quarter decreased $1.3 million, or 8.3%, to $14.3 million from $15.6 million for the 2009 quarter. Local interconnection revenues declined $620,000 from the 2009 quarter as a result of the continued contraction of the dial-up Internet business. For the 2010 quarter, revenues from broadband transport services decreased $746,000 as a result of competitive market pressures and industry consolidation, while other wholesale services revenues increased $148,000. Directory assistance and operator services revenues for the 2010 quarter decreased $111,000 from the 2009 quarter.

Revenues from equipment sales and related services decreased $548,000, or 12.7%, to $3.7 million for the 2010 quarter from $4.3 million for the 2009 quarter as a result of reduced demand for telephone systems in the 2010 quarter compared to the 2009 quarter. Revenues from equipment sales and related services for the 2010 quarter increased $339,000 over the fourth quarter of 2009.

Core and Non-Core Services Revenue. Our management differentiates between “core revenue,” which is derived from sales of services that we consider to be key to our business strategy, and “non-core revenue.”

We consider our core revenue to include the following:

•

Core retail revenue. We define our core retail revenue as revenue we generate from sales of our integrated digital T-1 transmission line-based services, including local, data, long distance and mobile services which are bundled according to customer service requirements. Our core retail revenue decreased $4.7 million, or 6.9%, to $63.8 million for the 2010 quarter from $68.5 million for the 2009 quarter.

•

Enterprise revenue. We define enterprise revenue to include revenue generated by customers which we believe have the potential to spend over $25,000 per month on our products and services. Services provided to our enterprise customers typically include in-bound and out-bound voice services as well as data and local services. Our enterprise revenue increased $1.2 million, or 14.3%, to $9.6 million for the 2010 quarter from $8.4 million for the 2009 quarter.

•

Core wholesale revenue. Our core wholesale revenue consists of revenue from sales of our broadband capacity services, which we provide to other communications companies. Our wholesale core revenue declined $746,000, or 5.9%, to $11.9 million for the 2010 quarter from $12.7 million for the 2009 quarter.

•

Equipment sales and services revenue. We derive non-recurring revenue from selling, installing and providing maintenance services for customer premises equipment. Revenue from equipment sales and services decreased $548,000, or 12.7%, to $3.7 million for the 2010 quarter from $4.3 million for the 2009 quarter.

Within both our retail and wholesale customer bases, we have defined revenue from certain traditional telecommunications products to be “non-core revenue” because technological changes have led to the development of competing solutions for the types of customers that typically purchase such products. We consider our non-core revenue to include the following:

•

Non-core retail revenue. We define our non-core retail revenue as revenue generated from sales of our basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network, or “POTS,” as well as resale local service. Our non-core retail revenue also includes outbound long distance usage-based revenue and revenue from access usage related to products which we do not consider to be key to our business. Non-core retail revenue decreased $5.4 million, or 21.4%, to $19.8 million for the 2010 quarter from $25.2 million for the 2009 quarter.

•

Non-core wholesale revenue. Non-core wholesale revenue includes revenue from our sales of dial-up Internet services, wholesale long distance and operator and directory-assisted traffic. We consider revenue generated by dial-up Internet access services to be non-core revenue due to the expansion of substitute broadband Internet services. The decline in demand for usage-based services at the retail level has contributed to the same decline in wholesale long distance services, as well as to declines in operator and directory-assisted traffic. Revenues from our non-core wholesale services decreased $583,000, or 19.7%, to $2.4 million for the 2010 quarter from $3 million for the 2009 quarter.

The following table sets forth, for the three months ended March 31, 2010, and 2009, the portions of our total operating revenues represented by our (1) core and non-core retail revenue, (2) core and non-core wholesale revenue, (3) enterprise revenue and (4) equipment sales and services revenue (in thousands):

	Three Months Ended March 31,
	2010	2009
Retail revenue:
Core retail revenue	$63,793	$68,525
Non-core retail revenue	19,776	25,176

Total retail revenue	83,569	93,701
Wholesale revenue:
Core wholesale revenue	11,917	12,664
Non-core wholesale revenue	2,372	2,954

Total wholesale revenue	14,289	15,618
Enterprise revenue	9,549	8,375
Equipment sales and services revenue	3,733	4,281

Total operating revenue:	$111,140	$121,975

Cost of Services and Equipment. Total cost of services and equipment of $49.1 million, which represented 44.2% of total operating revenues for the 2010 quarter, decreased $7.4 million from total cost of services of $56.5 million, which represented 46.3% of total operating revenues for the 2009 quarter. The decrease in cost of services and equipment both in absolute terms, and as a percentage of total operating revenues, reflected a reduction in revenue and the successful implementation of our cost-saving initiatives. The effects of these factors were partially offset by the increased cost of new facilities required to support services to existing and new customers for our integrated communications services.

We have been reducing our network cost structure by continuing to decrease the number of high-cost commercial agreement and resale lines in both absolute numbers and as a percentage of total lines and by continuing to pursue initiatives to reduce our cost of services. The cost-saving initiatives include actions to reduce the amount we pay other telephone companies to use their networks and facilities through renegotiation of our contracts, implementation of new DS1 and DS0 central office colocations with AT&T, audits of invoices, use of alternative local providers, market profitability analysis and least-cost routing of interexchange carrier calls.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $40.1 million for the 2010 quarter decreased $3.6 million from $43.7 million for the 2009 quarter. As a percentage of total operating revenues, selling, operations and administration expense increased to 36.1% for the 2010 quarter from 35.8% for the 2009 quarter. The decrease in selling, operations and administration expense for the 2010 quarter was primarily attributable to a $2.7 million decrease resulting from reduced compensation-related cost and reduced commissions paid to independent sales agents. The $900,000 balance of the reduction resulted from decreases in bad debt expenses, facilities and maintenance, and data processing costs, which were offset in part by increases in professional fees and advertising expenses.

The total number of our employees decreased to 1,365 at March 31, 2010 from approximately 1,398 at December 31, 2009. Our investment in automating provisioning and other support functions has allowed us to take advantage of attrition in those functions, obviating the need to replace some personnel. We supplement our work force by partnering with specialized vendors to provide some functions in the fulfillment of customer orders. As a result of the decline in business demand for our services, we experienced attrition in sales positions in some markets in 2009. We are focused in 2010 on recruiting and retaining sales employees to sell our products and provide services to new and existing customers.

Depreciation and Amortization. Depreciation and amortization expense decreased $2.1 million from $16.9 million for the 2009 quarter to $14.8 million for the 2010 quarter. The decrease in depreciation and amortization expense was primarily attributable to the decreased cost of capital asset investments we placed in service after 2002 compared to prior years, as we continue to maximize the use of our existing network investments.

Interest Expense. Interest expense decreased $2.7 million from $7.5 million for the 2009 quarter to $4.8 million for the 2010 quarter. The decrease was attributable to reductions in the weighted average interest rates that accrued on our outstanding borrowings from 8.6% at March 31, 2009 to 5.2% at March 31, 2010. Interest expense resulting from amortization of debt discount and debt issuance costs was $607,000 for the 2009 quarter compared to $601,000 for the 2010 quarter.

Adjusted EBITDA. Adjusted EBITDA, as defined by us, represents net income (loss) before interest income and expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, non-cash loss on extinguishment of debt, debt issue cost write-off, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss. Not all of these adjustments are applicable in every period. Adjusted EBITDA is not a financial measurement under accounting principles generally accepted in the United States, or “GAAP.” Our management uses adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue and cash flows from operations, to assess our historical and prospective operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA” in our Annual Report on Form 10-K for our 2009 fiscal year for a discussion of our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement.

The following table sets forth, for the 2010 and 2009 quarters, a quantitative reconciliation of adjusted EBITDA to net income (loss), as net income (loss) is calculated in accordance with GAAP (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income (loss)	$2,389	$(2,596)
Add: non-EBITDA items included in net income (loss):
Interest (income) and expense, net	4,837	7,524
Depreciation and amortization	14,822	16,919
Stock-based compensation	934	529
Other (income) loss	(152)	(19)

Adjusted EBITDA	$22,830	$22,357

Adjusted EBITDA increased $473,000, or 2.1%, from the 2009 quarter to $22.8 million for the 2010 quarter. The increase in adjusted EBITDA resulted from a decrease of $4 million in selling, operations and administration expense (excluding stock-based compensation) and a decrease of $7.3 million in the cost of services and equipment, which were offset in part by a decrease of $10.8 million in total operating revenues.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2010 and 2009 quarters, we funded our operating and capital requirements and other cash needs through cash from operations and cash on hand. Cash provided by operating activities was $19 million in the 2010 quarter and $17.3 million in the 2009 quarter. Changes in working capital were $(459,000) in the 2010 quarter and $154,000 in the 2009 quarter. The decrease in working capital in the 2010 quarter resulted primarily from increases of $6.8 million in trade accounts payable and $565,000 in inventory and a reduction of $1.1 million in accounts receivable, which were offset in part by an increase of $1.5 million in prepaid expenses and decreases of $598,000 in unearned revenue and $5.8 million in accrued liabilities. The increase in trade accounts payable was due to the timing of payments made to major vendors. The increase in working capital in the 2009 quarter resulted primarily from a reduction of $1.6 million in accounts receivable, an increase of $4.8 million in trade accounts payable and a reduction of $390,000 in inventory, which were offset in part by an increase of $708,000 in prepaid expenses, a decrease of $333,000 in unearned revenue and a decrease of $5.6 million in accrued liabilities. The increase in trade accounts payable was due to the timing of payments made to major vendors.

Cash used in investing activities was $10.3 million in the 2010 quarter and $6.8 million in the 2009 quarter. In the 2010 quarter, we used $11.2 million to fund capital expenditures, $375,000 to pay accrued restructuring costs related to prior years and $563,000 for other expenditures. We also received $1.7 million of proceeds from the sale of short-term investments and $183,000 of proceeds from the sale of fixed assets in the 2010 quarter. In the 2009 quarter, we used $8.3 million to fund capital expenditures and $293,000 to pay accrued restructuring costs related to prior years. We also received $1.7 million of proceeds from the sale of short-term investments and $153,000 of proceeds from the sale of fixed assets in the 2009 quarter.

Cash used in financing activities in the 2010 quarter of $2.7 million consisted of $573,000 applied to repayments of long-term debt and $2.1 million for taxes paid on vested restricted shares. Cash used in financing activities in the 2009 quarter totaling $1.4 million was applied to repayment of long-term debt and capital lease obligations.

Indebtedness. On April 9, 2010, ITC^DeltaCom, Inc. and its wholly-owned subsidiaries closed an offering of $325 million aggregate principal amount of 10.5% senior secured notes due in 2016, which we refer to as the “notes,” and a $30 million five-year senior secured revolving credit facility.

Senior Secured Notes. We sold the notes in transactions not subject to the registration requirements of the Securities Act of 1933. We sold the notes at an offering price of 97.857% of the principal amount of the notes. We applied the gross proceeds of approximately $318 million we received from the sale of the notes to repay $305.5 million aggregate amount of indebtedness, including all principal and accrued and unpaid interest, outstanding under our first lien and second lien senior secured credit facilities and our former revolving credit facility, which were terminated. We have used or expect to use approximately $9.5 million of the offering proceeds to pay offering fees and expenses and to use the remainder of the offering proceeds for general corporate purposes.

The notes accrue interest at a rate of 10.5% per year from April 9, 2010. Interest on the notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2010. The notes will mature on April 1, 2016.

We may redeem some or all of the notes, at any time before April 1, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. We may redeem some or all of the notes, at any time on or after April 1, 2013, at specified redemption prices declining from 105.250% to 100% of their principal amount. In addition, before April 1, 2013, we may redeem up to 35% of the aggregate principal amount of the notes at a redemption price equal to 110.5% of their principal amount with the net proceeds of certain equity offerings. During any 12-month period before April 1, 2013, we may redeem up to 10% of the aggregate principal amount of the notes at a redemption price equal to 103% of their principal amount. If (1) we sell certain of our assets and do not either (a) apply the net sale proceeds to repay indebtedness under our senior secured revolving credit facility, the notes, or other indebtedness secured on a first-priority basis or (b) reinvest the net sale proceeds in our business, or (2) ITC^DeltaCom, Inc. experiences a change of control, we may be required to offer to purchase notes from holders at 100% of their principal amount, in the case of a sale of assets, or 101% of their principal amount, in the case of a change of control. We would be required to pay accrued and unpaid interest, if any, on the notes redeemed or purchased in each of the foregoing events of redemption or purchase.

The notes are ITC^DeltaCom, Inc.’s general senior obligations and rank equally in right of payment with all of ITC^DeltaCom, Inc.’s existing and future senior indebtedness. The notes are secured on a first-priority basis, along with ITC^DeltaCom, Inc.’s obligations under its senior secured revolving credit facility and any future pari passu secured obligations, subject to specified exceptions and permitted liens, by substantially all of the assets of ITC^DeltaCom, Inc. and its subsidiaries that are deemed to be restricted subsidiaries under the indenture governing the notes. The notes are guaranteed on a senior secured basis by each of ITC^DeltaCom, Inc.’s restricted subsidiaries on the initial issue date of the notes and will be guaranteed on a senior secured basis by each future domestic restricted subsidiary, other than certain excluded subsidiaries, and by any foreign restricted subsidiary that guarantees any indebtedness of ITC^DeltaCom, Inc. or any domestic restricted subsidiary. The guarantees are the subsidiary guarantors’ general senior obligations and rank equally in right of payment with all of the subsidiary guarantors’ existing and future senior indebtedness.

The indenture governing the notes contains covenants that, among other things, limit the ability of ITC^DeltaCom, Inc. and its restricted subsidiaries to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom, Inc.’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, crate restrictions on dividend and other payments to ITC^DeltaCom, Inc. from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture.

Revolving Credit Facility. Under the revolving credit facility, up to $30 million principal amount of borrowings may be outstanding at any time. The facility loans may be borrowed, repaid and reborrowed from time to time during the term of the facility and will mature and be payable in full on April 9, 2015. We will be required to prepay amounts outstanding under the revolving credit facility with the net cash proceeds from certain sales and other dispositions of its assets.

We may use the proceeds of borrowings under the revolving credit facility for our general corporate purposes.

Amounts drawn under the revolving credit facility will bear interest at an annual rate calculated, at our option, on the basis of either (1) a base rate plus a margin of 3.5% or (2) an adjusted LIBO rate plus a margin of 4.5%. The interest rate on the revolving credit loans that are base-rate loans will fluctuate as the base rate fluctuates and, in the case of the adjusted LIBO-rate loans, the interest rate will be adjusted at the end of each applicable interest period. Interest on base-rate loans will be payable quarterly in arrears, while interest on adjusted LIBO-rate loans will be payable at the end of each applicable interest period, which may be one, two, three or six months, except that in the case of a six-month interest period, interest will be payable at the end of every three-month period.

        ITC^DeltaCom, Inc. is the borrower under the revolving credit facility. All of ITC^DeltaCom, Inc.’s obligations under the facility are or will be guaranteed by all its existing and future domestic subsidiaries and, subject to conditions, foreign subsidiaries. The obligations of the loan parties under the facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of their assets, including a first-priority pledge of the capital stock of each direct or indirect subsidiary of ITC^DeltaCom, Inc. In the event of enforcement of the liens securing the notes and the related guarantees or a distribution in bankruptcy, the proceeds thereof will first be applied to repay obligations under the revolving credit facility.

The revolving credit facility contains negative covenants, including, among others, covenants limiting the ability of ITC^DeltaCom, Inc. and its subsidiaries to incur indebtedness, create liens, pay dividends and make distributions or other restricted payments, make investments, change their business, engage in transactions with affiliates, sell assets, and engage in mergers and acquisitions. In addition, the revolving credit facility contains affirmative covenants, including, among others, covenants requiring compliance with laws, maintenance of corporate existence, licenses, property and insurance, payment of taxes and performance of other material obligations, and the delivery of financial and other information.

We will be required to comply with specified financial tests and to maintain certain financial ratios on a consolidated basis based on measures that include levels of indebtedness and earnings before interest, taxes, depreciation, amortization and other specified items. We generally are not required to be in compliance with these ratios if no loans are outstanding under the revolving credit facility and if our obligations relating to letters of credit issued under the facility do not exceed $2 million.

Total Long-Term Indebtedness. At March 31, 2010, before repayment of all amounts outstanding under our senior secured credit facilities in full on April 9, 2010, we had approximately $306.2 million of total long-term indebtedness, net of unamortized discount, including the current portion, which had an overall weighted average annual interest rate of 5.2%, including debt discount and excluding deferred financing costs.

Compliance with Financial Covenants. Our first lien and second lien credit facility agreements that terminated on April 9, 2010 required us to comply with financial covenants limiting our annual capital expenditures and specifying (as defined for the purposes of the agreements) the maximum ratio of our total consolidated indebtedness to our consolidated EBITDA for each measurement period. Our first lien credit facility agreement also contained financial covenants specifying (as defined for purposes of the agreement) the minimum ratio of our consolidated EBITDA to our consolidated interest expense and the maximum ratio of our first lien consolidated indebtedness to our consolidated EBITDA for each measurement period. As of March 31, 2010, we were in compliance with all of our financial covenants under each of the foregoing credit facilities.

Cash Requirements. The following table sets forth, as of March 31, 2010, our contractual obligations and commercial commitments after giving pro forma effect, as of such date, to the issuance and sale of our 10.5% senior secured notes due 2016 and the application of the proceeds of such issuance as described above (in thousands):

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-term debt (1)	$325,000	$—	$—	$—	$325,000
Interest on debt (2)	204,750	34,125	68,250	68,250	34,125
Operating leases(3)	50,607	14,411	20,621	9,158	6,417
Purchase obligations(4)	9,300	9,300	—	—	—

Totals	$589,657	$57,836	$88,871	$77,408	$365,542

(1)	Includes the principal amount of our 10.5% senior secured notes due 2016.
(2)	Includes the interest payments related to our 10.5% senior secured notes due 2016.
(3)	Includes our noncancelable operating leases. We were not a party to any capital leases at March 31, 2010.
(4)	Primarily includes purchase obligations pursuant to which we are required to make minimum payments for goods and services, including obligations related to marketing, maintenance, technology and other third-party services.

In addition to the contractual obligations shown above, we have significant cash obligations that are not included in the table. Such obligations include required payment of wages and salaries to employees, purchase of network capacity and access under contracts, and payment of fees for other goods and services, including maintenance and commission payments. Although we are parties to legally binding contracts requiring payment for these goods and services, the actual amounts of such payments are contingent upon such factors as volume and/or variable rates that are uncertain or unknown as of March 31, 2010. We are obligated under contracts for network facilities and access that require us to pay a penalty, acquire equipment specific to us or purchase contract-specific equipment, as defined by each contract, if we terminate the contract without cause prior to its expiration date. Because these payment obligations are contingent on our termination of the contract, no obligation will exist unless such a termination occurs.

At March 31, 2010, we had entered into agreements with vendors to purchase approximately $9.3 million of services and property, plant and equipment during 2010 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2010 will total approximately $60 million to $65 million, including $4.5 million of commitments at March 31, 2010. We made $11.2 million of capital expenditures in the first quarter of 2010. The actual amount and timing of our capital requirements may differ materially from our expectations as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

We believe that our cash on hand and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan or to complete acquisitions of other businesses. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing, which would be subject to limitations imposed by covenants contained in our senior secured notes indenture and new senior secured revolving credit facility agreement and would be negatively affected by the continuation of adverse conditions in the credit and capital markets.

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

Our major market risk exposure has been changing interest rates on borrowings we used to fund our business. We applied the proceeds of our sale and issuance on April 9, 2010 of our 10.5% senior secured notes due 2016 to repay all $306.2 million principal amount of our variable-rate debt outstanding as of March 31, 2010.

Item 4.        Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.        Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.        Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 0-23253.

Exhibit Number	Description

10.1	Amendment No. 3 to Amended and Restated Governance Agreement, dated as of January 1, 2010, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.10.4 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2009 and incorporated by reference herein.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DeltaCom, Inc. (Registrant)

Dated: May 17, 2010	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Amendment No. 3 to Amended and Restated Governance Agreement, dated as of January 1, 2010, among ITC^DeltaCom, Inc. and the persons listed under the headings “WCAS Securityholders” and “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.10.4 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2009 and incorporated by reference herein.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.