Form 10-Q
period 2010-06-30
ITC DELTACOM INC
filed 2010-08-16
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at August 9, 2010
Common Stock, $.01 par value	83,657,606 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of June 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations and Comprehensive Loss of ITC^DeltaCom, Inc. and Subsidiaries for the three and six months ended June 30, 2010 and 2009	3

	Condensed Consolidated Statements of Stockholders’ Deficit of ITC^DeltaCom, Inc. and Subsidiaries for the six months ended June 30, 2010	4

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the six months ended June 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 1A.	Risk Factors	23

Item 6.	Exhibits	23

Signatures		25

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$76,545	$67,786
Short-term investments (Note 4)	—	1,706
Restricted cash	957	957
Accounts receivable, less allowance for doubtful accounts of $2,526 and $3,631 in 2010 and 2009, respectively	41,004	42,835
Inventory	4,176	2,995
Prepaid expenses and other	6,160	5,563

Total current assets	128,842	121,842

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $376,096 and $350,881 in 2010 and 2009, respectively	203,245	201,549

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $19,474 and $18,204 in 2010 and 2009, respectively	998	2,268
Other long-term assets	10,658	7,726

Total other long-term assets	46,765	45,103

Total assets	$378,852	$368,494

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$26,590	$23,067
Construction	2,230	2,857
Accrued interest	8,440	580
Accrued compensation	3,639	9,310
Unearned revenue	20,045	20,578
Other current liabilities	20,223	20,465
Current portion of long-term debt (Note 5)	—	4,614

Total current liabilities	81,167	81,471

LONG-TERM LIABILITIES:
Other long-term liabilities	1,368	1,688
Long-term debt (Note 5)	318,325	302,059

Total long-term liabilities	319,693	303,747

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 83,657,606, and 81,674,270 shares issued and outstanding in 2010 and 2009, respectively	836	816
Additional paid-in capital	727,523	728,700
Accumulated deficit	(750,367)	(746,240)

Total stockholders’ deficit	(22,008)	(16,724)

Total liabilities and stockholders’ deficit	$378,852	$368,494

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Integrated communications services	$91,287	$100,053	$184,405	$202,129
Wholesale services	15,281	14,625	29,570	30,243
Equipment sales and related services	4,332	3,925	8,065	8,206

TOTAL OPERATING REVENUES	110,900	118,603	222,040	240,578

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	47,634	54,627	96,778	111,104
Selling, operations and administration	39,974	41,817	80,074	85,487
Depreciation and amortization	13,648	17,216	28,470	34,135

Total operating expenses	101,256	113,660	205,322	230,726

OPERATING INCOME	9,644	4,943	16,718	9,852

OTHER (EXPENSE) INCOME:
Interest expense	(8,384)	(7,552)	(13,226)	(15,091)
Interest income	5	14	10	29
Write-off of debt discount and issuance cost (Note 5)	(7,948)	—	(7,948)	—
Other income (expense)	167	(151)	319	(132)

Total other expense, net	(16,160)	(7,689)	(20,845)	(15,194)

LOSS BEFORE INCOME TAXES	(6,516)	(2,746)	(4,127)	(5,342)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(6,516)	$(2,746)	$(4,127)	$(5,342)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.08)	$(0.03)	$(0.05)	$(0.07)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	83,637,260	80,954,845	82,712,022	80,911,185

COMPREHENSIVE LOSS
NET LOSS	$(6,516)	$(2,746)	$(4,127)	$(5,342)
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gains on derivative instrument designated as cash flow hedging instrument, net of tax (Note 5)	—	1,529	—	3,335

COMPREHENSIVE LOSS	$(6,516)	$(1,217)	$(4,127)	$(2,007)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share data)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
BALANCE, December 31, 2009	81,674,270	$816	$728,700	$(746,240)	$(16,724)
Deferred compensation			971		971
Common stock units exercised	1,983,336	20	(20)		—
Common stock withheld for payment of taxes (Note 7)			(2,128)		(2,128)
Net (loss)				(4,127)	(4,127)

BALANCE, June 30, 2010	83,657,606	$836	$727,523	$(750,367)	$(22,008)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,127)	$(5,342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,470	34,135
Provision for uncollectible accounts	1,875	2,730
Stock-based compensation	1,117	1,067
Amortization of debt issuance costs and debt discount	1,308	1,213
Net (gain) loss on fixed asset sales	(340)	73
Write-off of unamortized debt discount and issuance cost (Note 5)	7,948	—
Changes in current operating assets and liabilities:
Accounts receivable, net	(44)	3,561
Inventory	(1,181)	263
Prepaid expenses and other	(597)	(133)
Accounts payable	3,296	6,862
Accrued interest	7,860	126
Unearned revenue	(533)	(817)
Accrued compensation and other accrued liabilities	(6,054)	(5,037)

Total adjustments	43,125	44,043

Net cash provided by operating activities	38,998	38,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,179)	(22,586)
Change in accounts payable—construction	(627)	792
Proceeds from sale of short-term investments	1,706	2,826
Proceeds from sale of fixed assets	622	243
Payment for accrued restructuring and merger costs	(539)	(545)
Other	(570)	(317)

Cash used in investing activities	(28,587)	(19,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	318,035	—
Taxes paid on vested restricted shares	(2,112)	—
Prepaid debt issuance cost	(9,500)	—
Repayments of long-term debt and capital lease obligations	(308,075)	(1,995)

Cash used in financing activities	(1,652)	(1,995)

CHANGE IN CASH AND CASH EQUIVALENTS	8,759	17,119

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,786	56,683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,545	$73,802

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$4,812	$13,752

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

The accompanying condensed consolidated financial statements present results for the three and six months ended June 30, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2010 or any other period.

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

ASU 2010-06 is effective for the Company beginning on January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for the Company for fiscal periods beginning on and after January 1, 2011.

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

Disclosure about Financing Receivables and Allowance for Credit Losses

The FASB issued ASU 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, in July 2010 to require companies to provide extensive new disaggregated disclosures about the credit quality of their financing receivables and the allowance for credit losses. The objective of the expanded disclosure is to provide greater transparency about: (1) the nature of credit risk inherent in an entity’s financing receivables; (2) how the entity analyzes that risk in estimating its allowance for credit losses; and (3) the changes in the allowance for credit losses as well as the reasons for those changes. The following instruments are exempt from the disclosure requirements of the ASU: (a) short-term trade accounts receivables other than credit card receivables; (b) receivables measured at fair value or lower of cost or fair value; (c) unconditional promises to give; and (d) debt securities. For public companies, the disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010 and disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company’s financing receivables are short-term trade accounts receivable other than credit card receivables and therefore are exempt from the ASU disclosure requirements.

A description of other recent accounting pronouncements applicable to the Company is set forth in Note 2 to the consolidated financial statements included in the 2009 Form 10-K.

3.	Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier value hierarchy is used to prioritize the inputs in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exist, therefore requiring an entity to develop its own assumptions. Observable market data should be used when available.

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

The following tables show the assets and liabilities measured at fair value that are included in the accompanying consolidated balance sheets as of June 30, 2010 and December 31, 2009 and the fair value hierarchy level (in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	December 31, 2009
	Carrying Value	Level 1	Level 2	Level 3
Assets
Short-term investments(1)	$1,706	$—	$—	$1,706

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

	Short-term investments(1)		Investments held for sale(1)
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Balance at beginning of period	$1,706	$3,278	$—	$1,345
Transfers to Level 3	—	—	—	—
Change in fair value included in earnings (losses)	—	—	—	—
Sales	(1,706)	(2,826)	—	—

Balance at end of period	$—	$452	$—	$1,345

(1)	The Company classified its investment in shares of the Primary Fund of The Reserve Fund (Note 4) as Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Primary Fund and its underlying securities. The Company assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund.

Fair Value of Debt (in thousands):

	June 30, 2010	December 31, 2009
Carrying amount	$318,325	$306,673
Fair value	312,000	290,062

There is no quoted market value for the Company’s 10.5% senior secured notes outstanding at June 30, 2010 and there was no quoted market value for loans outstanding under the Company’s first lien senior secured credit facility or second lien senior secured credit facility outstanding at December 31, 2009 and repaid on April 9, 2010. Based on market conditions, management estimated the fair value of the Company’s loans outstanding under the notes to be approximately 96% of face value at June 30, 2010 and under the credit facilities to be approximately 94% of face value at December 31, 2009.

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

5.	Long-Term Debt and Derivative Financial Instruments

Long-Term Debt

Long-term obligations, net of discount, at June 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
10.5% senior secured notes due April 1, 2016, net of unamortized discount of $6,675	$318,325	$—
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,709	—	223,173
Second lien credit facility due July 31, 2014	—	75,000
Revolving credit facility due July 31, 2012	—	8,500

Total	318,325	306,673
Less current maturities	—	(4,614)

Total	$318,325	$302,059

On April 9, 2010, ITC^DeltaCom and its wholly-owned subsidiaries closed an offering of $325 million aggregate principal amount of 10.5% senior secured notes due in 2016 (the “notes”) and a $30 million five-year senior secured revolving credit facility. The Company sold the notes in transactions not subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”). The Company sold the notes at an offering price of 97.857% of the principal amount of the notes. The Company applied the gross proceeds of approximately $318 million it received from the sale of the notes to repay $305.5 million aggregate amount of indebtedness, including all principal plus accrued and unpaid interest, outstanding under its first lien and second lien senior secured credit facilities and its former revolving credit facility, which were terminated. Through June 30, 2010, the Company had used approximately $9.5 million of the offering proceeds, and expects to use approximately $500,000 of additional offering proceeds, to pay offering fees and expenses, including fees incurred in its exchange offer completed on July 29, 2010 and described below under “Exchange Offer.” The Company expects to use the remainder of the offering proceeds for general corporate purposes.

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

The notes are ITC^DeltaCom’s general senior obligations and rank equally in right of payment with all of ITC^DeltaCom’s existing and future senior indebtedness. The notes are secured on a first-priority basis, along with ITC^DeltaCom’s obligations under its senior secured revolving credit facility and any future pari passu secured obligations, subject to specified exceptions and permitted liens, by substantially all of the assets of ITC^DeltaCom and its subsidiaries that are deemed to be restricted subsidiaries under the indenture governing the notes. Currently all of ITC^DeltaCom subsidiaries are deemed to be restricted subsidiaries under the indenture. The notes are guaranteed on a senior secured basis by each of ITC^DeltaCom’s restricted subsidiaries on the initial issue date of the notes and will be guaranteed on a senior secured basis by each future domestic restricted subsidiary, other than certain excluded subsidiaries, and by any foreign restricted subsidiary that guarantees any indebtedness of ITC^DeltaCom or any domestic restricted subsidiary. The guarantees are the subsidiary guarantors’ general senior obligations and rank equally in right of payment with all of the subsidiary guarantors’ existing and future senior indebtedness.

The subsidiary guarantors are wholly owned, directly or indirectly, by ITC^DeltaCom, Inc. and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the notes, the full and prompt performance of ITC^DeltaCom’s obligations under the notes and the indenture governing the notes, including the payment of principal (or premium, if any) and interest on the notes, on an equal and ratable basis. Further, ITC^DeltaCom has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to ITC^DeltaCom in the form of cash dividends, loans or advances. ITC^DeltaCom’s assets consist solely of cash representing less than 1% of consolidated assets and investments it has made in its consolidated subsidiaries, and its operations consist solely of changes in its investment in subsidiaries and interest associated with the senior indebtedness. Based on these facts, and in accordance with SEC Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” ITC^DeltaCom will not be required to provide condensed consolidating financial information for the subsidiary guarantors.

The indenture governing the notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture.

Exchange Offer

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

On July 29, 2010, the Company consummated its offer to exchange its 10.5% senior secured notes due 2016 issued on April 9, 2010 for an equal aggregate principal amount of its newly issued 10.5% senior secured notes due 2016 which were registered under the Securities Act. All of the outstanding unregistered notes, representing an aggregate principal amount of $325 million, were exchanged. The Company received no cash proceeds from the issuance of the notes in the exchange offer. The new notes have terms substantially identical to the terms of the notes issued on April 9, 2010, except that the offering of the new notes was registered under the Securities Act, and the transfer restrictions, registration rights and related additional interest terms applicable to the original notes do not apply to the notes issued in the exchange offer.

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

Amounts drawn under the revolving credit facility will bear interest at an annual rate calculated, at the Company’s option, on the basis of either (1) a base rate plus a margin of 3.5% or (2) an adjusted London interbank offered rate (“LIBOR”) plus a margin of 4.5%. The interest rate on the revolving credit loans that are base-rate loans will fluctuate as the base rate fluctuates and, in the case of the adjusted LIBOR loans, the interest rate will be adjusted at the end of each applicable interest period. Interest on base-rate loans will be payable quarterly in arrears, while interest on adjusted LIBOR loans will be payable at the end of each applicable interest period, which may be one, two, three or six months, except that in the case of a six-month interest period, interest will be payable at the end of every three-month period.

ITC^DeltaCom is the borrower under the revolving credit facility. All of ITC^DeltaCom’s obligations under the facility are or will be guaranteed by all its existing and future domestic subsidiaries and, subject to conditions, foreign subsidiaries. The obligations of the loan parties under the facilities are secured by first-priority liens on, and first-priority security interests in, substantially all of their assets, including a first-priority pledge of the capital stock of each direct or indirect subsidiary of the Company. In the event of enforcement of the liens securing the 10.5% senior secured notes due 2016 and the related guarantees or a distribution in bankruptcy, the proceeds thereof will first be applied to repay obligations under the revolving credit facility.

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

At June 30, 2010, there were no loans outstanding under the revolving credit facility and the Company’s obligations relating to letters of credit issued under the facility totaled approximately $910,000.

Credit Facilities Repaid on April 9, 2010

Borrowings under the first lien credit facility repaid on April 9, 2010 accrued interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 3.00% or (2) the specified LIBOR plus 4.00%. As of March 31, 2010, the annual interest rate on borrowings outstanding under the first lien credit facility was 4.2%. Borrowings under the second lien credit facility repaid on April 9, 2010 accrued interest, at the Company’s option, at an annual rate equal to either (1) a specified base rate plus 6.50% or (2) LIBOR plus 7.50%. As of March 31, 2010, the annual interest rate on borrowings outstanding under the second lien credit facility was 7.7%.

The first lien credit facility repaid on April 9, 2010 required a prepayment of principal equal to 50% of the excess cash flow, as defined in the facility, within 100 days after the end of each fiscal year. The prepayment required from excess cash flow for the year ended December 31, 2009 was approximately $2.3 million, which amount is included in the accompanying condensed consolidated balance sheets in current maturities of long-term debt as of December 31, 2009.

In the three months ended June 30, 2010, the Company recognized the write-off, in its condensed consolidated statements of operations and comprehensive loss, of deferred financing costs and unamortized debt discount totaling approximately $7.9 million in connection with the credit facilities outstanding at March 31, 2010 and repaid on April 9, 2010.

As of June 30, 2010, the Company had $325 million of total long-term indebtedness, net of approximately $6.7 million of unamortized discount, or approximately $318.3 million net total long term debt, which had an overall weighted average annual interest rate of 10.7%, including debt discount and excluding deferred financing costs.

As of March 31, 2010 and December 31, 2009, the Company was in compliance with all of the financial covenants as required under its credit facilities.

Interest cost included amortized debt discount of $193,000 and $295,000, for the three and six months ended June 30, 2010, respectively, and $102,000 and $205,000 for the three and six months ended June 30, 2009, respectively.

Derivative Financial Instrument

For a period of two years which terminated September 30, 2009, under the terms of the first lien and second lien credit facilities that were repaid on April 9, 2010, the Company agreed to hedge at least 50% of the aggregate principal amount of borrowings outstanding under the facilities, so that such borrowings would be effectively subject to a fixed or maximum interest rate. The Company’s objective was to hedge the variability in the cash flows of the interest payments on $210 million principal amount, or approximately 70%, of its variable-rate debt, which accrued interest based on a variable three-month LIBOR rate. On August 24, 2007, the Company entered into a receive-floating, pay-fixed interest rate swap agreement that fixed the LIBOR portion of the interest rate at an annual rate of 4.955% on $210 million principal amount of debt. The swap agreement was designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk under the variable three-month LIBOR rates designated in the credit facility agreements.

The Company accounted for its interest rate swap agreement that was designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with ASC Topic 815, Derivatives and Hedging. ASC Topic 815 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company was required by ASC Topic 815 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualified as a cash flow hedge under ASC Topic 815. The critical terms of the hedging instrument matched the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument matched the same terms of the interest-bearing liability. The Company assessed the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company used the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective until its termination at September 30, 2009. The Company recognized (1) the swap at its fair value as an asset or liability in its balance sheet and marked the swap to fair value through other comprehensive income (loss), (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. Changes in unrealized gains (losses) of $1.5 million and $3.3 million for the three and six months ended June 30, 2009, respectively, are included in “other comprehensive income (loss)” in the accompanying consolidated statements of operations and comprehensive loss.

6.	Income Taxes

Income tax expense for the three and six months ended June 30, 2010 and 2009 is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. A loss is anticipated for the year, resulting in a zero effective tax rate for the year, and tax benefits from the loss for the year are not expected to be recognizable as a deferred tax asset.

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

As more fully set forth in Note 9 to the consolidated financial statements included in the 2009 Form 10-K, the Company awarded to certain officers of the Company equity instruments, including restricted stock units and stock options, under the Stock Incentive Plan that it classified as a liability in the three months ended December 31, 2009. Included in the grants of restricted stock units set forth below for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009 were restricted stock units for approximately 1,038,000, 73,000 and 459,000 shares of common stock, respectively, with a fair value of approximately $2,003,000, $108,000 and $289,000, respectively, on the grant date. Recognition of share-based compensation cost for those shares is based on liability accounting treatment. Also as more fully set forth in Note 9 to the consolidated financial statements included in the 2009 Form 10-K, in 2009 the Company granted nonqualified stock options to purchase 1,600,000 shares of common stock to a senior officer that are subject to performance-based vesting over four years. If the officer continues in employment with the Company, any of these options that have not previously vested will vest on the six-year anniversary of the grant date. The Company also granted to the senior officer nonqualified stock options to purchase 400,000 shares of common stock that vest ratably over four years. All of the foregoing options granted to such senior officer are included in the options determined by the Company to require liability classification. As of June 30, 2010 and December 31, 2009, the total fair value of the liability recorded in the accompanying condensed consolidated balance sheets for option share-based compensation awards was approximately $558,000 and $596,000, respectively, and the total liability recorded for restricted stock unit compensation awards was approximately $1.4 million and $1.2 million, respectively.

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

The Company granted restricted stock units for shares of common stock as follows:

Three Months Ended	Approximate Number of Shares	Approximate Fair Value of the Awards
June 30, 2010	20,000	$38,000
March 31, 2010	2,725,000	$5,260,000
December 31, 2009	230,000	$342,000
September 30, 2009	120,000	$150,000
June 30, 2009	45,000	$41,000
March 31, 2009	1,491,000	$939,000

The Company will recognize the fair value of the awards in expense over the service periods of the grants. The fair value of the awards was determined based on the closing price of ITC^DeltaCom’s common stock on the grant date as reported on the OTC Bulletin Board.

The Company recognized stock-based compensation in the total amount of $183,000 and $1.1 million in the three and six months ended June 30, 2010, respectively, and $539,000 and $1.1 million in the three and six months ended June 30, 2009, respectively, including compensation related to stock option awards and restricted stock units granted in the current and prior years. As of June 30, 2010, the total compensation cost related to nonvested restricted stock units not yet recognized was $6.3 million.

8.	Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income available to common stockholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares for the three and six months ended June 30, 2010 excludes 2,400,000 and 3,800,000, respectively, and for the three and six months ended June 30, 2009 excludes 3,500,000 and 3,200,000, respectively, of common shares issuable under share-based compensation awards for restricted stock units and stock options, as these awards were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted earnings (loss) per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares from the most dilutive to the least dilutive. When a loss is reported, diluted earnings per share cannot be adjusted for the dilutive impact of potential common shares from share-based compensation awards because the effect would be anti-dilutive.

9.	Commitments and Contingencies

Purchase Commitments

At June 30, 2010, the Company had entered into agreements with vendors to purchase approximately $8.7 million of equipment and services during the year ending December 31, 2010 related to the improvement and installation of switches, other network equipment and certain services.

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

Regulatory Proceedings and Customer-Based Taxation

The Company is a party or is subject to numerous state and federal regulatory proceedings affecting the segments of the communications industry in which it operates, including regulatory proceedings in connection with actions by the former regional Bell operating companies, their successors and affiliates. The Company anticipates that these companies will continue to pursue changes to communications law and policy through arbitration, litigation, regulations and legislation within the Company’s primary eight-state market in order to reduce regulatory oversight and state regulation over their rates and operations and in other ways that could adversely affect competitive carriers, like the Company. Moreover, the decisions made by the agencies interpreting and implementing various federal and state regulations and other administrative decisions are frequently challenged through both the regulatory process and the courts. These challenges often are not resolved for a period of years and occasionally have retroactive impacts that could be either beneficial or adverse to the Company’s operations.

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

In view of the regulatory environment in which it operates, the Company is at risk of non-compliance with various laws and regulations, which could result in the loss of its operating authority, fines and assessments. The Company routinely evaluates the potential impact of matters undergoing challenges and matters involving compliance with laws and regulations to assess the reasonableness of its actions and to determine whether sufficient information exists to warrant disclosure and/or accrual. However, estimating the range of possible outcomes and the probabilities of the possible outcomes in a dynamic regulatory environment is subject to significant uncertainties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this management’s discussion and analysis, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions as they relate to ITC^DeltaCom or our management are intended to identify our forward-looking statements. All statements by us regarding our expected financial position, revenues, cash flow and other operating results, cost savings, business strategy, financing plans, forecasted trends related to the markets in which we operate, legal proceedings and similar matters are forward-looking statements. Our expectations expressed or implied in these forward-looking statements may not turn out to be correct. Our actual results could be materially different from our expectations because of various risks. Some of these risks are discussed below and under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our 2009 fiscal year and in our subsequent SEC filings. Except as required by applicable law, we disclaim any obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

This management’s discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for our 2009 fiscal year and the financial statements and related notes included in that report.

Unless we indicate otherwise or the context otherwise indicates, references below to “we,” “us,” “our” and “ITC^DeltaCom” mean ITC^DeltaCom, Inc. and its subsidiaries.

Overview

We are one of the largest facilities-based competitive providers of integrated communications services, principally to businesses, in our primary eight-state market, which encompasses Alabama, Florida, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. We deliver a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. We often offer these services as bundled solutions, including our Simpli-Business SM complete office communications solution that conveniently packages our managed network services and communications devices for business customers. We also sell customer premises equipment to our business customers.

We offer our services primarily over our advanced fiber optic network, which as of June 30, 2010 consisted of 12,483 route miles deployed from New York to Florida and from Georgia to Texas, and principally covered portions of our primary eight-state market. We also use additional network facilities obtained from other providers to extend our market coverage and to meet the needs of our customers. Our fiber optic network provides us with significant transmission capacity that we use for our own data and voice traffic and selectively sell to other communications providers on a wholesale basis.

For the second quarter of 2010, we:

•

recorded operating income of $9.6 million compared to operating income of $4.9 million for the second quarter of 2009, and a net loss of $6.5 million compared to a net loss of $2.7 million for the second quarter of 2009;

•	recorded adjusted EBITDA, as defined by us below, of $23.5 million, an increase from $22.7 million, or 3.4%, from the second quarter of 2009;

•

ended the quarter with approximately 415,700 voice lines in service, of which 88.7% were provided on our own network, which represented an increase from 86.9% provided on our own network at the end of the second quarter of 2009;

•	reduced our cost of services and equipment as a percentage of total operating revenues to 43.0% from 46.1% for the second quarter of 2009 by eliminating excess costs from our network;

•

continued to derive benefit from investments in process redesign and other efficiency gains, resulting in selling, operations and administration expense of $40.0 million compared to $41.8 million for the second quarter of 2009; and

•	generated $20.0 million in net cash provided by operating activities compared to $21.4 million generated for the second quarter of 2009.

The following table presents information about our business as of the dates indicated.

	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Colocations (1)	294	281	279	272	271
Voice and data switches, Nortel Call Server 2000 IP, Nortel DMS500 and Lucent 5E	20	20	20	21	21
Number of employees(2)	1,357	1,365	1,398	1,437	1,452

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods or as of the dates indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	June 30 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Integrated communications services revenues	$91,287	$93,118	$94,359	$97,668	$100,053

Wholesale services revenues:
Broadband transport	13,046	11,917	12,327	12,284	12,237
Local interconnection	93	120	127	181	308
Directory assistance and operator services	964	919	925	986	1,019
Other	1,178	1,333	1,215	1,113	1,061

Total wholesale services revenues	15,281	14,289	14,594	14,564	14,625

Equipment sales and related services revenues	4,332	3,733	3,394	4,167	3,925

Total operating revenues	$110,900	$111,140	$112,347	$116,399	$118,603

Decrease in total operating revenues (from previous quarter)	(0.2)%	(1.1)%	(3.4)%	(1.9)%	(2.8)%

At period end:
Retail business voice lines in service(1)
UNE-T and UNE lines(2)	368,739	366,734	367,403	369,752	372,413
Resale and commercial agreement lines (3)	46,975	49,754	51,602	53,456	56,022

Total retail business voice lines in service	415,714	416,488	419,005	423,208	428,435

Wholesale voice lines in service(4)	6,900	8,694	8,004	6,969	8,625

Total business voice lines in service (5)	422,614	425,182	427,009	430,177	437,060

(1)	Lines in service include only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.
(2)	Facilities-based service offering in which we provide local service through our owned and operated switching facilities.
(3)	Voice lines for local and mobile services served via commercial agreements and reselling incumbent local exchange carrier tariff offerings.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Operating Revenues. Total operating revenues decreased $7.7 million, or 6.5%, to $110.9 million for the three months ended June 30, 2010, or the “2010 quarter,” from $118.6 million for the three months ended June 30, 2009, or the “2009 quarter.” Total operating revenues decreased $18.6 million, or 7.7%, to $222 million for the six months ended June 30, 2010, or the “2010 six-month period,” from $240.6 million for the six months ended June 30, 2009, or the “2009 six-month period.”

Operating revenues from our integrated communications services decreased $8.8 million, or 8.8%, to $91.3 million for the 2010 quarter from $100.1 million for the 2009 quarter. Integrated communications services revenues for the 2010 six-month period decreased $17.7 million, or 8.8%, to $184.4 million from $202.1 million for the 2009 six-month period. The decreases for the 2010 quarter and 2010 six-month periods were primarily attributable to decreases in local and data service revenues of $7.3 million for the 2010 quarter and $14.3 million for the 2010 six-month period resulting from customer disconnects and pricing pressure related to adverse economic conditions. Carrier access and long distance revenues also decreased $1.5 million for the 2010 quarter and $3.4 million for the 2010 six-month period. Long distance and carrier access revenues remained unchanged at approximately 13% of our total operating revenues for the 2010 and 2009 quarters.

During the 2010 quarter, we experienced an increase of approximately 2,000 facilities-based local lines, and a decrease of approximately 2,800 resale and UNE-P lines that were disconnected or converted to facilities-based lines, resulting in a net decrease in billable retail local lines of approximately 800 lines. We experienced a decrease of approximately 3,700 retail facilities-based local lines and a decrease of approximately 9,000 in resale and UNE-P lines from the end of the 2009 quarter to the end of the 2010 quarter, for a net decrease in total lines of 3.0%, or 12,700 total retail lines.

Operating revenues generated by sales of wholesale services for the 2010 quarter increased by $656,000, or 4.5%, to $15.3 million from $14.6 million for the 2009 quarter and declined $673,000, or 2.2%, to $29.6 million for the 2010 six-month period from $30.2 million for the 2009 six-month period. Local interconnection revenues declined $242,000 for the 2010 quarter and $872,000 for the 2010 six-month period as a result of the continued contraction of the dial-up Internet business. Directory assistance and operator services revenues decreased $54,000 for the 2010 quarter and $165,000 for the 2010 six-month period from the prior corresponding periods due to decreased volume of calls serviced. The decreases were offset by increases in broadband transport services of $809,000 for the 2010 quarter and $63,000 for the 2010 six-month period. The increases in broadband transport service revenues resulted from actions on our part to secure our customer relationships in which we entered into new contracts with utilities to acquire facilities for our use in serving our customers and canceled contracts with the utilities to market their facilities to our customers. As a result, our broadband transport revenues and our cost of services increased for the 2010 quarter and six-month period approximately $1 million over the 2009 quarter and six-month period, respectively.

Operating revenues from equipment sales and related services increased $407,000, or 10.4%, to $4.3 million for the 2010 quarter from $3.9 million for the 2009 quarter. Revenues from equipment sales and related services decreased $140,000, or 1.7%, from $8.2 million for the 2009 six-month period to $8.1 million for the 2010 six-month period. Revenues from equipment sales increased as a result of our expanded product offerings for telephone systems for the 2010 quarter.

Core and Non-Core Services Revenue. Our management differentiates between “core revenue,” which is derived from sales of services that we consider to be key to our business strategy, and “non-core revenue.”

We consider our core revenue to include the following:

•

Core retail revenue. We define our core retail revenue as revenue we generate from sales of our integrated digital T-1 transmission line-based services, including local, data, broadband Internet, long distance and mobile services which are bundled according to customer service requirements. Our core retail revenue decreased $5.5 million, or 8.1%, to $62.1 million for the 2010 quarter from $67.6 million for the 2009 quarter and decreased $10.2 million, or 7.5%, to $125.9 million for the 2010 six-month period from $136.1 million for the 2009 six-month period.

•

Enterprise revenue. We define enterprise revenue to include revenue generated by customers which we believe have the potential to spend over $75,000 per month on our products and services. Services provided to our enterprise customers typically include in-bound and out-bound voice services as well as data and local services. Our enterprise revenue increased $1.0 million, or 11.5%, to $9.7 million for the 2010 quarter from $8.7 million for the 2009 quarter and increased $2.2 million, or 12.9%, to $19.3 million for the 2010 six-month period from $17.1 million for the 2009 six-month period.

•

Core wholesale fiber revenue. Our core wholesale fiber revenue consists of revenue from sales of our broadband capacity services, which we provide to other communications companies. Our core wholesale fiber revenue increased $809,000, or 6.6%, to $13.0 million for the 2010 quarter from $12.2 million for the 2009 quarter and increased $63,000, or 0.3%, to $25.0 million for the 2010 six-month period from $24.9 million for the 2009 six-month period.

•

Equipment sales and services revenue. We derive non-recurring revenue from selling, installing and providing maintenance services for customer premises equipment. Revenue from equipment sales and services increased $407,000, or 10.4%, to $4.3 million for the 2010 quarter from $3.9 million for the 2009 quarter and decreased $140,000, or 1.7%, to $8.1 million for the 2010 six-month period from $8.2 million for the 2009 six-month period.

Within both our retail and wholesale customer bases, we have defined revenue from certain traditional telecommunications products to be “non-core revenue” because technological changes have led to the development of competing solutions for the types of customers that typically purchase such products. We consider our non-core revenue to include the following:

•

Non-core retail revenue. We define our non-core retail revenue as revenue generated from sales of our basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network, or “POTS,” as well as resale local service. Our non-core retail revenue also includes outbound long distance usage-based revenue and revenue from access usage related to products which we do not consider to be key to our business. Non-core retail revenue decreased $4.3 million, or 18.1%, to $19.4 million for the 2010 quarter from $23.7 million for the 2009 quarter and decreased $9.7 million, or 19.8%, to $39.2 million for the 2010 six-month period from $48.9 million for the 2009 six-month period.

•

Non-core wholesale revenue. Non-core wholesale revenue includes revenue from our sales of dial-up Internet services, wholesale long distance services and operator and directory-assisted traffic. We consider revenue generated by dial-up Internet access services to be non-core revenue because of the expansion of substitute broadband Internet services. The decline in demand for usage-based services at the retail level has contributed to the same decline in wholesale long distance services, as well as to declines in operator and directory-assisted traffic. Revenues from our non-core wholesale services decreased $153,000, or 6.4%, to $2.2 million for the 2010 quarter from $2.4 million for the 2009 quarter and decreased $736,000, or 13.8%, to $4.6 million for the 2010 six-month period from $5.3 million for the 2009 six-month period.

The following table sets forth, for the 2010 and 2009 periods, the portions of our total operating revenues represented by our (1) core and non-core retail revenue, (2) core and non-core wholesale revenue, (3) enterprise revenue and (4) equipment sales and services revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Retail revenue:
Core retail revenue	$62,095	$67,568	$125,888	$136,093
Non-core retail revenue	19,440	23,739	39,217	48,915

Total retail revenue	81,535	91,307	165,105	185,008
Wholesale revenue:
Core wholesale fiber revenue	13,046	12,237	24,964	24,901
Non-core wholesale revenue	2,235	2,388	4,606	5,342

Total wholesale revenue	15,281	14,625	29,570	30,243
Enterprise revenue	9,752	8,746	19,300	17,121
Equipment sales and services revenue	4,332	3,925	8,065	8,206

Total operating revenue:	$110,900	$118,603	$222,040	$240,578

Cost of Services and Equipment. Total cost of services and equipment of $47.6 million, which represented 43.0% of total operating revenues for the 2010 quarter, decreased $7.0 million from total cost of services of $54.6 million for the 2009 quarter, which represented 46.1% of total operating revenues. Total cost of services and equipment of $96.8 million, or 43.6% of total operating revenues, for the 2010 six-month period represented a decrease of $14.3 million from total cost of services and equipment of $111.1 million, or 46.2% of total operating revenues, for the 2009 six-month period. The decrease in cost of services and equipment for the 2010 periods was the result of a reduction in revenue, the increase in disputed billings to the company which we successfully resolved and the continued benefits from our ongoing cost-saving initiatives. The effects of these factors were partially offset by the increased cost of new facilities required to support services to existing and new customers for our integrated communications services.

The cost-saving initiatives includes initiatives to reduce the amount we pay other telephone companies to use their networks and facilities through renegotiation of our contracts, implementation of new DS1 and DS0 central office colocations with AT&T, audits of invoices, use of alternative local providers, market profitability analysis and least-cost routing of interexchange carrier calls. We also continue to reduce our network cost structure by continuing to decrease the number of high-cost commercial agreement and resale lines in both absolute numbers and as a percentage of total lines and by continuing to pursue initiatives to reduce our cost of services.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $40 million, or 36.1% of total operating revenues, for the 2010 quarter decreased $1.8 million from $41.8 million, or 35.2% of total operating revenues, for the

2009 quarter. Selling, operations and administration expense of $80.1 million, or 36.1% of total operating revenues, for the 2010 six-month period decreased $5.4 million from $85.5 million, or 35.5% of total operating revenues, for the 2009 six-month period. The decrease in selling, operations and administration expense for the 2010 quarter and for the 2010 six-month period was primarily attributable to a $2.1 million decrease for the 2010 quarter and a $4.8 million decrease for the 2010 six-month period in compensation-related cost and reduced commissions paid to independent sales agents, which was offset in part for the 2010 quarter by increased non-recurring facilities and promotional costs. The remaining $600,000 of the decrease for the 2010 six-month period resulted primarily from reduced bad debt expense of $855,000, which was partially offset by increased promotional costs. The total number of our employees decreased to 1,357 at June 30, 2010 from 1,398 at December 31, 2009. Our continuing investment in automating provisioning, other support and administrative functions has allowed us to take advantage of attrition in those functions, obviating the need to replace some personnel. When necessary, we supplement our work force by partnering with specialized vendors to provide some functions in the fulfillment of customer orders. As a result of the decline in business demand for our services, we experienced attrition in sales positions in some markets in 2009. We are focused in 2010 on recruiting and retaining sales employees to sell our products and provide services to new and existing customers.

Depreciation and Amortization. Depreciation and amortization expense decreased $3.6 million from $17.2 million for the 2009 quarter to $13.6 million for the 2010 quarter and decreased $5.6 million from $34.1 million for the 2009 six-month period to $28.5 million for the 2010 six-month period. The decrease in depreciation and amortization expense was primarily attributable to decreased capital investments we placed in service after 2002 compared to prior years, as we continue to maximize the use of our existing network investments.

Interest Expense. Interest expense increased $832,000 from $7.6 million for the 2009 quarter to $8.4 million for the 2010 quarter and decreased $1.9 million from $15.1 million for the 2009 six-month period to $13.2 million for the 2010 six-month period. The increase in the 2010 quarter was attributable to the increase in the weighted average interest rate on our outstanding borrowings and an increase in our outstanding debt balances, resulting from our issuance of 10.5% senior secured notes on April 9, 2010. Our outstanding debt balance (not including discount) ranged from $309.8 million at the beginning of the second quarter of 2009 to $309.2 million at the end of the second quarter of 2009, compared to $325 million throughout the majority of the second quarter of 2010. The decrease in interest expense in the 2010 six-month period was attributable to the decrease in the weighted average interest rate on our outstanding borrowings during the 2010 six-month period from the weighted average interest rate during the 2009 six-month period. Our weighted average interest rate was approximately 8.6% throughout the 2009 six-month period. During the 2010 six-month period, our weighted average interest rate ranged from 5.1% at the beginning of the period to approximately 10.7% from April 9, 2010 until the end of the period. Interest expense resulting from amortization of debt discount and debt issuance costs was approximately $700,000 for the 2010 quarter compared to $600,000 for the 2009 quarter, and approximately $1.3 million for the 2010 six-month period compared to $1.2 million for the 2009 six-month period.

Write-off of Unamortized Debt Discount and Issuance Cost. We recognized the write-off of $7.9 million of unamortized debt discount and issuance cost in the 2010 quarter in connection with the repayment of $305.2 million indebtedness outstanding under our first lien and second lien senior secured credit facilities and our former revolving credit facility from the proceeds of our sale on April 9, 2010 of our 10.5% senior secured notes due April 1, 2016.

Adjusted EBITDA. Adjusted EBITDA, as defined by us, represents net income (loss) before interest income and expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, non-cash loss on extinguishment of debt, write-off of debt discount and issuance cost, prepayment penalties on debt, equity commitment fees, restructuring expenses, merger-related expenses, asset impairment loss and other income or loss. Not all of these adjustments are applicable in every period. Adjusted EBITDA is not a financial measurement under accounting principles generally accepted in the United States, or “GAAP.” Our management uses adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue and net loss, to assess our historical and prospective operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA” in our Annual Report on Form 10-K for our 2009 fiscal year for a discussion of our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement.

The following table sets forth, for the 2010 and 2009 periods, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(6,516)	$(2,746)	$(4,127)	$(5,342)
Add: non-EBITDA items included in net loss:
Interest income and expense, net	8,379	7,538	13,216	15,062
Depreciation and amortization	13,648	17,216	28,470	34,135
Stock-based compensation	183	538	1,117	1,067
Write-off of debt discount and issuance cost	7,948	—	7,948	—
Other (income) loss	(167)	151	(319)	132

Adjusted EBITDA	$23,475	$22,697	$46,305	$45,054

Adjusted EBITDA increased $778,000, or 3.4%, to $23.5 million for the 2010 quarter from $22.7 million for the 2009 quarter. A decrease of $7.7 million in total operating revenues for the 2010 quarter was offset by reductions of $7 million in cost of services and equipment and a reduction of $1.5 million in selling, operations and administration expense, not including stock-based compensation. Adjusted EBITDA increased $1.2 million, or 2.7%, to $46.3 million for the 2010 six-month period from $45.1 million for the 2009 six-month period. A decrease of $18.6 million in revenue was offset by the positive impact of a reduction of $14.3 million in cost of services and equipment and a reduction of $5.5 million in selling, operations and administration expense, not including stock-based compensation.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2010 and 2009 six-month periods, we funded our operating and capital requirements and other cash needs through cash from operations. Cash provided by operating activities was $39 million in the 2010 six-month period and $38.7 million in the 2009 six-month period. Changes in current operating assets and liabilities were $2.7 million in the 2010 six-month period and $4.8 million in the 2009 six-month period. The increase in current operating assets and liabilities in the 2010 six-month period resulted primarily from an increase of $7.9 million in accrued interest and an increase of $3.3 million in trade accounts payable. The effects of these increases were offset in part by a decrease of $6.1 million in accrued compensation and other accrued liabilities, an increase of $1.2 million in inventory, an increase of $597,000 in prepaid expenses, a decrease of $533,000 in unearned revenue and an increase of $44,000 in accounts receivable. The increase in current operating assets and liabilities in the 2009 six-month period resulted primarily from a reduction of $3.6 million in accounts receivable, an increase of $6.9 million in trade accounts payable, a reduction of $263,000 in inventory, and an increase of $126,000 in accrued interest. The effects of these increases were offset in part by a decrease of $5 million in accrued compensation and other accrued liabilities, a decrease of $817,000 in unearned revenue, and an increase of $133,000 in prepaid expenses.

Cash used in investing activities was $28.6 million in the 2010 six-month period and $19.6 million in the 2009 six-month period. In the 2010 six-month period, we used $29.8 million to fund capital expenditures and $539,000 to pay accrued restructuring costs related to prior years and $570,000 for other expenditures. In the 2010 six-month period, we obtained proceeds of $1.7 million from the sale of short-term investments and $622,000 from the sale of fixed assets. In the 2009 six-month period, we used $21.8 million to fund capital expenditures and $545,000 to pay accrued restructuring costs related to prior years and $316,000 for other expenditures. In the 2009 six-month period, we obtained proceeds of $2.8 million from the sale of short-term investments and $243,000 from the sale of fixed assets.

Cash used in financing activities in the 2010 six-month period totaled $1.7 million and included $318 million of proceeds from long-term debt, which was partially offset by $9.5 million used to pay debt issuance cost, $2.1 million for taxes paid on vested restricted shares, and $308.1 million for repayment of long-term debt and capital lease obligations. In the 2009 six-month period, $2 million was applied to the repayment of long-term debt.

Indebtedness. On April 9, 2010, ITC^DeltaCom, Inc. and its wholly-owned subsidiaries closed an offering of $325 million aggregate principal amount of 10.5% senior secured notes due in 2016, which we refer to as the “notes,” and a $30 million five-year senior secured revolving credit facility.

Senior Secured Notes. We sold the notes on April 9, 2010 in transactions not subject to the registration requirements of the Securities Act of 1933. We sold the notes at an offering price of 97.857% of the principal amount of the notes. We applied the gross proceeds of approximately $318 million we received from the sale of the notes to repay $305.5 million aggregate amount of indebtedness, including all principal and accrued and unpaid interest, outstanding under our first lien and second lien senior secured credit facilities and our former revolving credit facility, which were terminated. Through June 30, 2010, we had used approximately $9.5 million of the offering proceeds, and expect to use approximately $500,000 of additional offering proceeds, to pay offering fees and expenses, including fees incurred in our exchange offer completed on July 29, 2010 and described below. We expect to use the remainder of the offering proceeds for general corporate purposes. For a description of the terms of the notes, see Note 5 to the condensed consolidated financial statements appearing elsewhere in this report.

On July 29, 2010, we consummated our offer to exchange the notes we issued on April 9, 2010 for an equal aggregate principal amount of our newly issued 10.5% senior secured notes due 2016 which were registered under the Securities Act. All of the outstanding unregistered notes, representing an aggregate principal amount of $325 million, were exchanged. We received no cash proceeds from the issuance of the notes in the exchange offer. The new notes have terms substantially identical to the terms of the original notes, except that the offering of the new notes was registered under the Securities Act, and the transfer restrictions, registration rights and related additional interest terms applicable to the original notes do not apply to the notes issued in the exchange offer.

Revolving Credit Facility. For a description of the terms of our $30 million senior secured revolving credit facility, see Note 5 to the condensed consolidated financial statements appearing elsewhere in this report.

Total Long-Term Indebtedness. At June 30, 2010, we had $325 million of total long-term indebtedness, net of approximately $6.7 million of unamortized discount, or approximately $318.3 million net total long-term debt, which had an overall weighted average annual interest rate of 10.7%, including debt discount and excluding deferred financing costs.

Compliance with Financial Covenants. Under our revolving credit facility, we will be required to comply with specified financial tests and to maintain certain financial ratios on a consolidated basis based on measures that include levels of indebtedness and earnings before interest, taxes, depreciation, amortization and other specified items. We generally are not required to be in compliance with these ratios if no loans are outstanding under the revolving credit facility and if our obligations relating to letters of credit issued under the facility do not exceed $2 million. At June 30, 2010, there were no loans outstanding under the revolving credit facility and our obligations relating to letters of credit issued under the facility totaled approximately $910,000.

Cash Requirements. As of June 30, 2010, there have been no material changes in our contractual obligations as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

At June 30, 2010, we had entered into agreements with vendors to purchase approximately $8.7 million of services and property, plant and equipment during 2010 related primarily to the maintenance and improvement of communications facilities and technology services.

We expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2010 will total approximately $60 million to $65 million, including $4.5 million of commitments at June 30, 2010. Through June 30, 2010, we had made $29.8 million of capital expenditures in 2010. The actual amount and timing of our capital requirements may differ materially from our expectations as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

We believe that our cash on hand, the cash flows we expect to generate from operations under our current business plan and borrowings expected to be available under our revolving credit facility will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan or to complete acquisitions of other businesses. We cannot provide any assurance as to whether, or as to the terms on which, or if at all, we would be able to obtain such debt or equity financing, which would be subject to limitations imposed by covenants contained in our senior secured notes indenture and senior secured revolving credit facility agreement and would be negatively affected by the continuation of adverse conditions in the credit and capital markets.

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

Our major market risk exposure has been changing interest rates on borrowings we used to fund our business. We applied the proceeds of our sale and issuance on April 9, 2010 of our fixed-rate 10.5% senior secured notes due 2016 to repay all $306.2 million principal amount of our variable-rate debt outstanding as of March 31, 2010.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 could materially affect our business, financial condition or operating results. The risks described in our Annual Report on Form 10-K and in our subsequent SEC filings are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 0-23253.

Exhibit Number	Description

4.1	Indenture, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the Guarantors parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on April 14, 2010 (the “April 2010 Form 8-K”) and incorporated herein by reference.

10.1	First Lien Intercreditor Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc., as the other Grantors, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, Credit Suisse AG, Cayman Islands Branch, as Authorized Representative under the Credit Agreement, The Bank of New York Mellon Trust Company, N.A., as Authorized Representative under the Indenture, and each additional Authorized Representative from time to time party thereto. Filed as Exhibit 4.2 to the April 2010 Form 8-K and incorporated herein by reference.

10.2	Security Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N,.A., as Collateral Agent for the First Lien Secured Parties referred to therein. Filed as Exhibit 4.3 to the April 2010 Form 8-K and incorporated herein by reference.

10.3	Registration Rights Agreement, dated April 9, 2010, among ITC^DeltaCom, Inc., the Subsidiary Guarantors parties thereto and Credit Suisse Securities (USA) LLC. Filed as Exhibit 4.4 to the April 2010 Form 8-K and incorporated herein by reference.

10.4	Credit Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent. Filed as Exhibit 10.1 to the April 2010 Form 8-K and incorporated herein by reference.

10.5	Guarantee Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent. Filed as Exhibit 10.2 to the April 2010 Form 8-K and incorporated herein by reference.

10.6	Copyright Security Agreement, dated as of April 9, 2010, between Interstate FiberNet, Inc. and The Bank of New York Mellon Trust Company, N.A. Filed as Exhibit 4.5 to Amendment No. 1 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc. (File No. 333-167442) (the “2010 Form S-4 Amendment”) and incorporated herein by reference.

10.7	Trademark Security Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., DeltaCom, Inc., Business Telecom, Inc. and The Bank of New York Mellon Trust Company, N.A. Filed as Exhibit 4.6 to the 2010 Form S-4 Amendment and incorporated herein by reference.

10.8	Amendment No. 5 to Registration Rights Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.11.5 to the 2010 Form S-4 Amendment and incorporated herein by reference.

Exhibit Number	Description

10.9	Amendment No. 3 to Registration Rights Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.12.4 to the 2010 Form S-4 Amendment and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DeltaCom, Inc. (Registrant)

Dated: August 16, 2010	By:	/S/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

4.1	Indenture, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the Guarantors parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of Global Note thereunder. Filed as Exhibit 4.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on April 14, 2010 (the “April 2010 Form 8-K”) and incorporated herein by reference.

10.1	First Lien Intercreditor Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc., as the other Grantors, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, Credit Suisse AG, Cayman Islands Branch, as Authorized Representative under the Credit Agreement, The Bank of New York Mellon Trust Company, N.A., as Authorized Representative under the Indenture, and each additional Authorized Representative from time to time party thereto. Filed as Exhibit 4.2 to the April 2010 Form 8-K and incorporated herein by reference.

10.2	Security Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N,.A., as Collateral Agent for the First Lien Secured Parties referred to therein. Filed as Exhibit 4.3 to the April 2010 Form 8-K and incorporated herein by reference.

10.3	Registration Rights Agreement, dated April 9, 2010, among ITC^DeltaCom, Inc., the Subsidiary Guarantors parties thereto and Credit Suisse Securities (USA) LLC. Filed as Exhibit 4.4 to the April 2010 Form 8-K and incorporated herein by reference.

10.4	Credit Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the Lenders party thereto from time to time and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent. Filed as Exhibit 10.1 to the April 2010 Form 8-K and incorporated herein by reference.

10.5	Guarantee Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent. Filed as Exhibit 10.2 to the April 2010 Form 8-K and incorporated herein by reference.

10.6	Copyright Security Agreement, dated as of April 9, 2010, between Interstate FiberNet, Inc. and The Bank of New York Mellon Trust Company, N.A. Filed as Exhibit 4.5 to Amendment No. 1 to Registration Statement on Form S-4 of ITC^DeltaCom, Inc. (File No. 333-167442) (the “2010 Form S-4 Amendment”) and incorporated herein by reference.

10.7	Trademark Security Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., DeltaCom, Inc., Business Telecom, Inc. and The Bank of New York Mellon Trust Company, N.A. Filed as Exhibit 4.6 to the 2010 Form S-4 Amendment and incorporated herein by reference.

10.8	Amendment No. 5 to Registration Rights Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc. and the persons listed under the heading “WCAS Securityholders” on the signature pages thereof. Filed as Exhibit 10.11.5 to the 2010 Form S-4 Amendment and incorporated herein by reference.

10.9	Amendment No. 3 to Registration Rights Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc. and the persons listed under the heading “TCP Securityholders” on the signature pages thereof. Filed as Exhibit 10.12.4 to the 2010 Form S-4 Amendment and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.