Form 10-Q
period 2010-09-30
ITC DELTACOM INC
filed 2010-11-15
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at November 10, 2010
Common Stock, $.01 par value	83,673,150 shares

ITC^DeltaCom, Inc.

Index

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets of ITC^DeltaCom, Inc. and Subsidiaries as of September 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of ITC^DeltaCom, Inc. and Subsidiaries for the three and nine months ended September 30, 2010 and 2009	3

	Condensed Consolidated Statements of Stockholders’ Deficit of ITC^DeltaCom, Inc. and Subsidiaries for the nine months ended September 30, 2010	4

	Condensed Consolidated Statements of Cash Flows of ITC^DeltaCom, Inc. and Subsidiaries for the nine months ended September 30, 2010 and 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II. Other Information

Item 1A.	Risk Factors	23

Item 6.	Exhibits	24

Signatures		25

i

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,798	$67,786
Short-term investments (Note 4)	—	1,706
Restricted cash	782	957
Accounts receivable, less allowance for doubtful accounts of $2,499 and $3,631 in 2010 and 2009, respectively	42,281	42,835
Inventory	4,047	2,995
Prepaid expenses and other	6,032	5,563

Total current assets	134,940	121,842

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $389,245 and $350,881 in 2010 and 2009, respectively	205,536	201,549

OTHER LONG-TERM ASSETS:
Goodwill	35,109	35,109
Other intangible assets, net of accumulated amortization of $20,109 and $18,204 in 2010 and 2009, respectively	364	2,268
Other long-term assets	9,983	7,726

Total other long-term assets	45,456	45,103

Total assets	$385,932	$368,494

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable:
Trade	$26,290	$23,067
Construction	2,934	2,857
Accrued interest	17,124	580
Accrued compensation	4,432	9,310
Unearned revenue	20,056	20,578
Other current liabilities	20,998	20,465
Current portion of long-term debt (Note 5)	—	4,614

Total current liabilities	91,834	81,471

LONG-TERM LIABILITIES:
Other long-term liabilities	1,655	1,688
Long-term debt (Note 5)	318,616	302,059

Total long-term liabilities	320,271	303,747

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ DEFICIT:
Common stock, par value $0.01; 350,000,000 shares authorized; 83,673,150, and 81,674,270 shares issued and outstanding in 2010 and 2009, respectively	836	816
Additional paid-in capital	728,056	728,700
Accumulated deficit	(755,065)	(746,240)

Total stockholders’ deficit	(26,173)	(16,724)

Total liabilities and stockholders’ deficit	$385,932	$368,494

The accompanying notes are an integral part of these condensed consolidated balance sheets.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Integrated communications services	$90,118	$97,668	$274,523	$299,797
Wholesale services	16,330	14,564	45,900	44,807
Equipment sales and related services	4,472	4,167	12,537	12,373

TOTAL OPERATING REVENUES	110,920	116,399	332,960	356,977

COSTS AND EXPENSES:
Cost of services and equipment, excluding depreciation and amortization	51,391	52,627	148,170	163,731
Selling, operations and administration expense	38,670	41,378	118,744	126,865
Depreciation and amortization	13,810	17,110	42,280	51,245

Total operating expenses	103,871	111,115	309,194	341,841

OPERATING INCOME	7,049	5,284	23,766	15,136

OTHER (EXPENSE) INCOME:
Interest expense	(9,644)	(7,453)	(22,869)	(22,544)
Interest income	11	9	22	38
Write-off of debt discount and issuance cost (Note 5)	—	—	(7,948)	—
Other income (loss)	(50)	43	268	(89)
Merger cost (Note 10)	(2,064)	—	(2,064)	—

Total other expense, net	(11,747)	(7,401)	(32,591)	(22,595)

LOSS BEFORE INCOME TAXES	(4,698)	(2,117)	(8,825)	(7,459)

INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(4,698)	$(2,117)	$(8,825)	$(7,459)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.06)	$(0.03)	$(0.11)	$(0.09)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	83,660,985	81,136,456	83,031,819	80,987,101

COMPREHENSIVE INCOME (LOSS)
NET LOSS	$(4,698)	$(2,117)	$(8,825)	$(7,459)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in unrealized gains on derivative instrument designated as cash flow hedging instrument, net of tax	—	2,275	—	5,610

COMPREHENSIVE INCOME (LOSS)	$(4,698)	$158	$(8,825)	$(1,849)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share data)

	Common Stock		Additional Paid-in		Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
BALANCE, December 31, 2009	81,674,270	$816	$728,700	$(746,240)	$(16,724)
Deferred compensation			1,504		1,504
Common stock units exercised	1,998,880	20	(20)		—
Common stock withheld for payment of taxes (Note 7)			(2,128)		(2,128)
Net loss				(8,825)	(8,825)

BALANCE, September 30, 2010	83,673,150	$836	$728,056	$(755,065)	$(26,173)

The accompanying notes are an integral part of these condensed consolidated statements.

ITC^DELTACOM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,825)	$(7,459)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,280	51,245
Provision for doubtful accounts	2,670	3,955
Stock-based compensation	2,014	1,767
Amortization of debt issuance costs and debt discount	2,015	1,816
Net (gain) loss on fixed asset sales and short-term investments	(187)	31
Loss on write-off of unamortized debt discount and issuance cost	7,948	—
Changes in current operating assets and liabilities:
Accounts receivable, net	(2,003)	3,392
Inventory	(1,053)	324
Prepaid expenses and other	(469)	87
Accounts payable	3,312	265
Accrued interest	16,544	199
Unearned revenue	(522)	(1,054)
Accrued compensation and other current liabilities	(4,553)	(1,245)

Total adjustments	67,996	60,782

Net cash provided by operating activities	59,171	53,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(44,651)	(33,023)
Change in accounts payable—construction	77	914
Proceeds from sale of fixed assets	650	360
Proceeds from sale of short-term investments	1,706	2,826
Change in restricted cash	(1)	(1)
Payment for accrued restructuring and merger costs	(539)	(862)
Other	(434)	(186)

Cash used in investing activities	(43,192)	(29,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, capital lease and other long-term obligations, net of issuance costs	318,035	—
Taxes paid on vested restricted shares	(2,112)	—
Prepaid debt issuance cost	(9,815)	—
Repayments of long-term debt, capital lease and other long-term obligations	(308,075)	(2,571)

Cash used by financing activities	(1,967)	(2,571)

CHANGE IN CASH AND CASH EQUIVALENTS	14,012	20,780

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	67,786	56,683

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$81,798	$77,463

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$5,065	$20,529

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

Segment Disclosure

The Company operates in one segment in which it provides integrated communications services to businesses.

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

The accompanying condensed consolidated financial statements present results for the three and nine months ended September 30, 2010. These results are not necessarily indicative of the results that may be achieved for the year ending December 31, 2010 or any other period.

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following tables show the assets and liabilities measured at fair value that are included in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009 and the fair value hierarchy level (in thousands):

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

	December 31, 2009
	Carrying Value	Level 1	Level 2	Level 3
Assets
Short-term investments(1)	$1,706	$—	$—	$1,706

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis Using Significant Unobservable Inputs (Level 3) (in thousands):

	Short-term investments(1)		Investments held for sale(1)
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Balance at beginning of period	$1,706	$3,278	$—	$1,345
Transfers to Level 3	—	—	—	—
Change in fair value included in earnings (losses)	—	—	—	—
Redemptions	(1,706)	(2,826)	—	—

Balance at end of period	$—	$452	$—	$1,345

(1)	The Company classified its investment in shares of the Primary Fund of The Reserve Fund (Note 4) as Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Primary Fund and its underlying securities. The Company assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund.

Fair Value of Debt (in thousands):

	September 30, 2010	December 31, 2009
Carrying amount	$318,616	$306,673
Fair value	332,000	290,062

There is no quoted market value for the Company’s 10.5% senior secured notes outstanding at September 30, 2010 and there was no quoted market value for loans outstanding under the Company’s first lien senior secured credit facility or second lien senior secured credit facility outstanding at December 31, 2009 and repaid on April 9, 2010. Based on market conditions, management estimated the fair value of the Company’s loans outstanding under the notes to be approximately 102% of face value at September 30, 2010 and under the credit facilities to be approximately 94% of face value at December 31, 2009.

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

5. Long-Term Debt and Derivative Financial Instruments

Long-Term Debt

Long-term obligations, net of discount, at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
10.5% senior secured notes due April 1, 2016, net of unamortized discount of $6,384	$318,616	$—
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,709	—	223,173
Second lien credit facility due July 31, 2014	—	75,000
Revolving credit facility due July 31, 2012	—	8,500

Total	318,616	306,673
Less current maturities	—	(4,614)

Total	$318,616	$302,059

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 9, 2010, ITC^DeltaCom and its wholly-owned subsidiaries closed an offering of $325 million aggregate principal amount of 10.5% senior secured notes due in 2016 (the “notes”) and a $30 million five-year senior secured revolving credit facility. The Company sold the notes in transactions not subject to the registration requirements of the Securities Act of 1933 (the “Securities Act”). The Company sold the notes at an offering price of 97.857% of the principal amount of the notes. The Company applied the gross proceeds of approximately $318 million it received from the sale of the notes to repay $305.5 million aggregate amount of indebtedness, including all principal plus accrued and unpaid interest, outstanding under its first lien and second lien senior secured credit facilities and its former revolving credit facility, which were terminated. Through September 30, 2010, the Company had used approximately $9.8 million of the offering proceeds to pay offering fees and expenses, including fees incurred in its exchange offer completed on July 29, 2010 and described below under “Exchange Offer.” The Company used the remainder of the offering proceeds for general corporate purposes.

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At September 30, 2010, there were no loans outstanding under the revolving credit facility and the Company’s obligations relating to letters of credit issued under the facility totaled approximately $910,000.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the three months ended June 30, 2010, the Company recognized the write-off, in its condensed consolidated statements of operations and comprehensive loss, of deferred financing costs and unamortized debt discount totaling approximately $7.9 million in connection with the credit facilities repaid on April 9, 2010.

As of September 30, 2010, the Company had $325 million of total long-term indebtedness, net of approximately $6.4 million of unamortized discount, or approximately $318.6 million net total long term debt, which had an overall weighted average annual interest rate of 10.7%, including debt discount and excluding deferred financing costs.

As of March 31, 2010 and December 31, 2009, the Company was in compliance with all of the financial covenants as required under its credit facilities.

Interest cost included amortized debt discount of $290,000 and $682,000, for the three and nine months ended September 30, 2010, respectively, and $102,000 and $308,000 for the three and nine months ended September 30, 2009, respectively.

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

The Company accounted for its interest rate swap agreement that was designated as a cash flow hedge of the variability in the cash flow resulting from interest rate risk in accordance with ASC Topic 815, Derivatives and Hedging. ASC Topic 815 requires that the derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company was required by ASC Topic 815 to document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The Company’s interest rate swap agreement qualified as a cash flow hedge under ASC Topic 815. The critical terms of the hedging instrument matched the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument matched the same terms of the interest-bearing liability. The Company assessed the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company used the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective until its termination at September 30, 2009. The Company recognized (1) the swap at its fair value as an asset or liability in its balance sheet and marked the swap to fair value through other comprehensive income (loss), (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. Changes in unrealized gains (losses) of $2.3 million and $5.6 million for the three and nine months ended September 30, 2009, respectively, are included in “other comprehensive income (loss)” in the accompanying consolidated statements of operations and comprehensive loss.

6. Income Taxes

Income tax expense for the three and nine months ended September 30, 2010 and 2009 is based on the Company’s estimate of the effective tax rate expected to be applicable for the respective full year. A loss is anticipated for the year, resulting in a zero effective tax rate for the year, and tax benefits from the loss for the year are not expected to be recognizable as a deferred tax asset.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As more fully set forth in Note 9 to the consolidated financial statements included in the 2009 Form 10-K, the Company awarded to certain officers of the Company equity instruments, including restricted stock units and stock options, under the Stock Incentive Plan that it classified as a liability in the three months ended December 31, 2009. Included in the grants of restricted stock units set forth below for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009 were restricted stock units for approximately 1,038,000, 73,000 and 459,000 shares of common stock, respectively, with a fair value of approximately $2,003,000, $108,000 and $289,000, respectively, on the grant date. Recognition of share-based compensation cost for those shares is based on liability accounting treatment. Also as more fully set forth in Note 9 to the consolidated financial statements included in the 2009 Form 10-K, in 2009 the Company granted nonqualified stock options to purchase 1,600,000 shares of common stock to a senior officer that are subject to performance-based vesting over four years. If the officer continues in employment with the Company, any of these options that have not previously vested will vest on the six-year anniversary of the grant date. The Company also granted to the senior officer nonqualified stock options to purchase 400,000 shares of common stock that vest ratably over four years. All of the foregoing options granted to such senior officer are included in the options determined by the Company to require liability classification. As of September 30, 2010 and December 31, 2009, the total fair value of the liability recorded in the accompanying condensed consolidated balance sheets for option share-based compensation awards was approximately $634,000 and $596,000, respectively, and the total liability recorded for restricted stock unit compensation awards was approximately $1.7 million and $1.2 million, respectively.

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

The Company granted restricted stock units for shares of common stock as follows:

Three Months Ended	Approximate Number of Shares	Approximate Fair Value of the Awards
September 30, 2010	115,000	$167,000
June 30, 2010	20,000	$38,000
March 31, 2010	2,725,000	$5,260,000
December 31, 2009	230,000	$342,000
September 30, 2009	120,000	$150,000
June 30, 2009	45,000	$41,000
March 31, 2009	1,491,000	$939,000

The Company will recognize the fair value of the awards in expense over the service periods of the grants. The fair value of the awards was determined based on the closing price of ITC^DeltaCom’s common stock on the grant date as reported on the OTC Bulletin Board.

The Company recognized stock-based compensation in the total amount of $896,000 and $2.0 million in the three and nine months ended September 30, 2010, respectively, and $700,000 and $1.8 million in the three and nine months ended September 30, 2009, respectively, including compensation related to stock option awards and restricted stock units granted in the current and prior years. As of September 30, 2010, the total compensation cost related to nonvested restricted stock units not yet recognized was $5.7 million.

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed as net income available to common stockholders divided by the weighted average basic shares outstanding. The outstanding shares used to calculate the weighted average basic shares for the three and nine months ended September 30, 2010 excludes 2,600,000 and 3,400,000, respectively, and for the three and nine months ended September 30, 2009 excludes 3,600,000 and 3,300,000, respectively, of common shares issuable under share-based compensation awards for restricted stock units and stock options, as these awards were issued but were not vested and, therefore, not considered outstanding for purposes of computing basic earnings per share at the balance sheet dates. Diluted earnings (loss) per share is determined as the lowest earnings or highest loss per incremental share in the sequence of potential common shares from the most dilutive to the least dilutive. When a loss is reported, diluted earnings per share cannot be adjusted for the dilutive impact of potential common shares from share-based compensation awards because the effect would be anti-dilutive.

9. Commitments and Contingencies

Purchase Commitments

At September 30, 2010, the Company had entered into agreements with vendors to purchase approximately $8.1 million of equipment and services during the year ending December 31, 2010 related to the improvement and installation of switches, other network equipment and certain services.

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

ITC^DELTACOM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Subsequent Event

As previously reported, on October 1, 2010, ITC^DeltaCom entered into a definitive merger agreement with EarthLink, Inc. and a wholly-owned subsidiary of EarthLink, pursuant to which EarthLink agreed to acquire ITC^DeltaCom in an all-cash transaction for $3.00 per share. The transaction is valued at approximately $516 million, including the assumption of the Company’s outstanding indebtedness.

The merger agreement provides for EarthLink’s acquisition of ITC^DeltaCom by means of a merger of EarthLink’s subsidiary with and into ITC^DeltaCom, with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink.

As described in Note 5, ITC^DeltaCom has outstanding $325 million aggregate principal amount of 10.5% senior secured notes due 2016. Under the related indenture, following the consummation of the merger, ITC^DeltaCom will be required to offer to repurchase any or all of the Notes at 101% of their principal amount. To the extent the notes are not repurchased or repaid, the notes would remain outstanding as obligations of ITC^DeltaCom and its subsidiaries following the merger.

The merger, which the boards of directors of both companies have unanimously approved, will be completed upon the satisfaction of several closing conditions, including receipt of required regulatory approvals from the Federal Communications Commission and certain public utilities commissions, several of which we have received. The parties have been granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 which satisfies a closing condition. Each party’s obligation to consummate the merger is subject to certain other conditions, including, among others, the accuracy of the other party’s representations and warranties and the other party’s compliance, in all material respects, with its covenants and agreements contained in the merger agreement. In addition, EarthLink’s obligation to consummate the merger is also conditioned on the absence of a material adverse effect related to ITC^DeltaCom. Subject to the fulfillment of these closing conditions, the transaction is expected to close in the fourth quarter of 2010 or the first quarter of 2011. The merger is not subject to any financing condition. ITC^DeltaCom incurred approximately $2.1 million of costs in connection with the merger during the three months ended September 30, 2010, and expects to incur up to $6 million of additional costs to complete the merger.

The merger agreement contains certain termination rights for EarthLink. Upon termination of the merger agreement, under specified circumstances, ITC^DeltaCom may be required to pay EarthLink a termination fee equal to $8.25 million and reimbursement of EarthLink’s expenses up to $2.5 million.

EarthLink also entered into a Written Consent and Voting Agreement, dated October 1, 2010, with certain affiliates of Welsh, Carson, Anderson & Stowe and Tennenbaum Capital Partners, LLC, who in the aggregate own approximately 62% of ITC^DeltaCom’s outstanding shares of common stock. Pursuant to the agreement, such stockholders executed and delivered an irrevocable written consent (subject to certain conditions) adopting the merger agreement shortly after the merger agreement was executed. As a result, no further stockholder action will be required to adopt the merger agreement or approve the merger. ITC^DeltaCom has mailed to its stockholders an information statement describing the merger agreement and the merger.

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

Agreement for Acquisition by EarthLink

As previously reported, on October 1, 2010, ITC^DeltaCom, Inc. entered into a definitive merger agreement with EarthLink, Inc. and a wholly-owned subsidiary of EarthLink, pursuant to which EarthLink agreed to acquire ITC^DeltaCom, Inc. in an all-cash transaction for $3.00 per share. The transaction is valued at approximately $516 million, including the assumption of the Company’s outstanding indebtedness.

The merger agreement provides for EarthLink’s acquisition of ITC^DeltaCom, Inc. by means of a merger of EarthLink’s subsidiary with and into ITC^DeltaCom, Inc. with ITC^DeltaCom, Inc. surviving as a wholly-owned subsidiary of EarthLink.

As described below, ITC^DeltaCom, Inc. has outstanding $325 million aggregate principal amount of 10.5% senior secured notes due 2016. Under the related indenture, following the consummation of the merger, ITC^DeltaCom, Inc. will be required to offer to repurchase any or all of the Notes at 101% of their principal amount. To the extent the notes are not repurchased or repaid, the notes would remain outstanding as obligations of ITC^DeltaCom, Inc. and its subsidiaries following the merger.

The merger, which the boards of directors of both companies have unanimously approved, will be completed upon the satisfaction of several closing conditions, including receipt of required regulatory approvals from the Federal Communications Commission and certain public utilities commissions several of which we have received. The parties have been granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 which satisfies a closing condition. Each party’s obligation to consummate the merger is subject to certain other conditions, including, among others, the accuracy of the other party’s representations and warranties and the other party’s compliance, in all material respects, with its covenants and agreements contained in the merger agreement. In addition, EarthLink’s obligation to consummate the merger is also conditioned on the absence of a material adverse effect related to ITC^DeltaCom, Inc.. Subject to the fulfillment of these closing conditions, the transaction is expected to close in the fourth quarter of 2010 or the first quarter of 2011. The merger is not subject to any financing condition.

The merger agreement contains certain termination rights for EarthLink. Upon termination of the merger agreement, under specified circumstances, ITC^DeltaCom, Inc. may be required to pay EarthLink a termination fee equal to $8.25 million and reimbursement of EarthLink’s expenses up to $2.5 million.

EarthLink also entered into a Written Consent and Voting Agreement, dated October 1, 2010, with certain affiliates of Welsh, Carson, Anderson & Stowe and Tennenbaum Capital Partners, LLC, who in the aggregate own approximately 62% of ITC^DeltaCom, Inc.’s outstanding shares of common stock. Pursuant to the agreement, such stockholders executed and delivered an irrevocable written consent (subject to certain conditions) adopting the merger agreement shortly after the merger agreement was executed. As a result, no further stockholder action will be required to adopt the merger agreement or approve the merger. ITC^DeltaCom, Inc. has mailed to its stockholders an information statement describing the merger agreement and the merger.

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

We offer our services primarily over our advanced fiber optic network, which as of September 30, 2010 consisted of 12,483 route miles deployed from New York to Florida and from Georgia to Texas, and principally covered portions of our primary eight-state market. We also use additional network facilities obtained from other providers to extend our market coverage and to meet the needs of our customers. Our fiber optic network provides us with significant transmission capacity that we use for our own data and voice traffic and selectively sell to other communications providers on a wholesale basis.

For the third quarter of 2010, we:

•

recorded operating income of $7.0 million compared to operating income of $5.3 million for the third quarter of 2009, and a net loss of $4.7 million compared to a net loss of $2.1 million for the third quarter of 2009;

•	recorded adjusted EBITDA, as defined by us below, of $21.8 million, a 5.6% decrease from $23.1 million for the third quarter of 2009;

•

ended the quarter with approximately 414,400 retail business voice lines in service, of which 89.3% were provided on our own network, which represented an increase from 87.4% provided on our own network at the end of the third quarter of 2009;

•

experienced an increase of 0.02% in total operating revenues over the second quarter of 2010, which was a decrease in total operating revenues of $5.5 million, or 4.7%, compared to the third quarter of 2009;

•

continued to benefit from investments in process redesign and other efficiency gains, resulting in selling, operations and administration expense of $38.7 million compared to $41.4 million for the third quarter of 2009; and

•	generated $20.2 million in net cash provided by operating activities compared to $14.6 million generated for the third quarter of 2009.

The following table presents information about our business as of the dates indicated.

	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Colocations(1)	294	294	281	279	272
Voice and data switches, Nortel Call Server 2000 IP, Nortel DMS500 and Lucent 5E	20	20	20	20	21
Number of employees(2)	1,360	1,357	1,365	1,398	1,437

(1)	Two colocations in the same physical facility are reflected as one location.
(2)	Includes full-time and part-time employees.

The following table presents, for the quarterly periods or as of the dates indicated, additional information about our operations and business. All data, except lines in service and percentages, are shown in thousands of dollars.

	Three Months Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Integrated communications services revenues	$90,118	$91,287	$93,118	$94,359	$97,668

Wholesale services revenues:
Broadband transport	14,265	13,046	11,917	12,327	12,284
Local interconnection	70	93	120	127	181
Directory assistance and operator services	1,000	964	919	925	986
Other	995	1,178	1,333	1,215	1,113

Total wholesale services revenues	16,330	15,281	14,289	14,594	14,564

Equipment sales and related services revenues	4,472	4,332	3,733	3,394	4,167

Total operating revenues	$110,920	$110,900	$111,140	$112,347	$116,399

	Three Months Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Increase (decrease) in total operating revenues (from previous quarter)	0.02%	(0.2)%	(1.1)%	(3.4)%	(1.9)%
At period end:
Retail business voice lines in service(1)
UNE-T and UNE lines(2)	369,998	368,739	366,734	367,403	369,752
Resale and commercial agreement lines (3)	44,425	46,975	49,754	51,602	53,456

Total retail business voice lines in service	414,423	415,714	416,488	419,005	423,208

Wholesale voice lines in service(4)	6,923	6,900	8,694	8,004	6,969

Total business voice lines in service (5)	421,346	422,614	425,182	427,009	430,177

(1)	Lines in service include only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.
(2)	Facilities-based service offering in which we provide local service through our owned and operated switching facilities.
(3)	Voice lines for local and mobile services served via commercial agreements and reselling incumbent local exchange carrier tariff offerings.
(4)	Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.
(5)	Reported net of lines disconnected or canceled.

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Operating Revenues. Total operating revenues decreased $5.5 million, or 4.7%, to $110.9 million for the three months ended September 30, 2010, or the “2010 quarter,” from $116.4 million for the three months ended September 30, 2009, or the “2009 quarter.” Total operating revenues decreased $24 million, or 6.7%, to $333 million for the nine months ended September 30, 2010, or the “2010 nine-month period,” from $357 million for the nine months ended September 30, 2009, or the “2009 nine-month period.”

Operating revenues from our integrated communications services decreased $7.6 million, or 7.7%, to $90.1 million for the 2010 quarter from $97.7 million for the 2009 quarter. Integrated communications services revenues for the 2010 nine-month period decreased $25.3 million, or 8.4%, to $274.5 million from $299.8 million for the 2009 nine-month period. The decreases for the 2010 quarter and 2010 nine-month periods were primarily attributable to decreases in local and data service revenues of $6.4 million for the 2010 quarter and $20.8 million for the 2010 nine-month period resulting from customer disconnects and pricing pressure related to adverse economic conditions. Carrier access and long distance revenues also decreased $1.1 million for the 2010 quarter and $4.5 million for the 2010 nine-month period. Long distance and carrier access revenues represented approximately 13% of our total operating revenues for the 2010 and 2009 quarters.

During the 2010 quarter, we experienced an increase of approximately 1,300 facilities-based local lines, and a decrease of approximately 2,600 resale and UNE-P lines that were disconnected or converted to facilities-based lines, resulting in a net decrease in billable retail local lines of approximately 1,300 lines. We experienced an increase of approximately 250 retail facilities-based local lines and a decrease of approximately 9,000 in resale and UNE-P lines from the end of the 2009 quarter to the end of the 2010 quarter, for a net decrease in total lines of 2.1%, or 8,750 total retail lines.

Operating revenues generated by sales of wholesale services for the 2010 quarter increased by $1.7 million, or 11.6%, to $16.3 million from $14.6 million for the 2009 quarter and increased $1.1 million, or 2.5%, to $45.9 million for the 2010 nine-month period from $44.8 million for the 2009 nine-month period. Local interconnection revenues declined $141,000 for the 2010 quarter and $1 million for the 2010 nine-month period as a result of the continued contraction of the dial-up Internet business. Directory assistance and operator services revenues increased $14,000 for the 2010 quarter and decreased $151,000 for the 2010 nine-month period from the prior corresponding periods. The decreases were offset by increases in broadband transport services of $2 million for the 2010 quarter and $2 million for the 2010 nine-month period. The increases in broadband transport service revenues resulted from actions on our part to secure our customer relationships, in which we entered into new contracts with utilities to acquire facilities for use in serving our customers and canceled contracts with the utilities to market their facilities to our customers. As a result, our broadband transport revenues and our cost of services increased for the 2010 quarter and nine-month period approximately $1.8 million and $2.8 million over the 2009 quarter and the 2009 nine-month period, respectively. These increases in the 2010 nine-month period were offset in part by disconnects and price reductions.

Operating revenues from equipment sales and related services increased $305,000, or 7.3%, to $4.5 million for the 2010 quarter from $4.2 million for the 2009 quarter. Revenues from equipment sales and related services increased $164,000, or 1.3%, from $12.4 million for the 2009 nine-month period to $12.5 million for the 2010 nine-month period. Revenues from equipment sales increased as a result of our expanded product offerings for telephone systems.

Core and Non-Core Services Revenue. Our management differentiates between “core revenue,” which is derived from sales of services that we consider to be key to our business strategy, and “non-core revenue.”

We consider our core revenue to include the following:

•

Core retail revenue. We define our core retail revenue as revenue we generate from sales of our integrated digital T-1 transmission line-based services, including local, data, broadband Internet, long distance and mobile services which are bundled according to customer service requirements. Our core retail revenue decreased $4.8 million, or 7.3%, to $61.2 million for the 2010 quarter from $66.0 million for the 2009 quarter and decreased $15.1 million, or 7.5%, to $187.0 million for the 2010 nine-month period from $202.1 million for the 2009 nine-month period.

•

Enterprise revenue. We define enterprise revenue to include revenue generated by customers which we believe have the potential to spend over $75,000 per month on our products and services. Services provided to our enterprise customers typically include in-bound and out-bound voice services as well as data and local services. Our enterprise revenue increased $1.2 million, or 13.2%, to $10.3 million for the 2010 quarter from $9.1 million for the 2009 quarter and increased $3.4 million, or 13%, to $29.6 million for the 2010 nine-month period from $26.2 million for the 2009 nine-month period.

•

Core wholesale fiber revenue. Our core wholesale fiber revenue consists of revenue from sales of our broadband capacity services, which we provide to other communications companies. Our core wholesale fiber revenue increased $2.0 million, or 16.3%, to $14.3 million for the 2010 quarter from $12.3 million for the 2009 quarter and increased $2.0 million, or 5.4%, to $39.2 million for the 2010 nine-month period from $37.2 million for the 2009 nine-month period.

•

Equipment sales and services revenue. We derive non-recurring revenue from selling, installing and providing maintenance services for customer premises equipment. Revenue from equipment sales and services increased $305,000, or 7.3%, to $4.5 million for the 2010 quarter from $4.2 million for the 2009 quarter and increased $164,000, or 1.3%, to $12.5 million for the 2010 nine-month period from $12.4 million for the 2009 nine-month period.

Within both our retail and wholesale customer bases, we have defined revenue from certain traditional telecommunications products to be “non-core revenue” because technological changes have led to the development of competing solutions for the types of customers that typically purchase such products. We consider our non-core revenue to include the following:

•

Non-core retail revenue. We define our non-core retail revenue as revenue generated from sales of our basic telephone services supplying standard single line telephones, telephone lines and access to the public switched network, or “POTS,” as well as resale local service. Our non-core retail revenue also includes outbound long distance usage-based revenue and revenue from access usage related to products which we do not consider to be key to our business. Non-core retail revenue decreased $3.9 million, or 17.3%, to $18.6 million for the 2010 quarter from $22.5 million for the 2009 quarter and decreased $13.6 million, or 19.0%, to $57.8 million for the 2010 nine-month period from $71.4 million for the 2009 nine-month period.

•

Non-core wholesale revenue. Non-core wholesale revenue includes revenue from our sales of dial-up Internet services, wholesale long distance services and operator and directory-assisted traffic. We consider revenue generated by dial-up Internet access services to be non-core revenue because of the expansion of substitute broadband Internet services. The decline in demand for usage-based services at the retail level has contributed to the same decline in wholesale long distance services, as well as to declines in operator and directory-assisted traffic. Revenues from our non-core wholesale services decreased $216,000, or 9.5%, to $2.1 million for the 2010 quarter from $2.3 million for the 2009 quarter and decreased $951,000, or 12.5%, to $6.7 million for the 2010 nine-month period from $7.6 million for the 2009 nine-month period.

The following table sets forth, for the 2010 and 2009 periods, the portions of our total operating revenues represented by our (1) core and non-core retail revenue, (2) core and non-core wholesale revenue, (3) enterprise revenue and (4) equipment sales and services revenue (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Retail revenue:
Core retail revenue	$61,157	$66,042	$187,045	$202,135
Non-core retail revenue	18,634	22,510	57,851	71,425

Total retail revenue	79,791	88,552	244,896	273,560
Wholesale revenue:
Core wholesale fiber revenue	14,265	12,284	39,229	37,184
Non-core wholesale revenue	2,065	2,280	6,671	7,623

Total wholesale revenue	16,330	14,564	45,900	44,807
Enterprise revenue	10,327	9,116	29,627	26,237
Equipment sales and services revenue	4,472	4,167	12,537	12,373

Total operating revenue:	$110,920	$116,399	$332,960	$356,977

Cost of Services and Equipment. Total cost of services and equipment of $51.4 million, or 46.3% of total operating revenues, for the 2010 quarter decreased $1.2 million from total cost of services of $52.6 million or 45.2% of total operating revenues, for the 2009 quarter. Total cost of services and equipment of $148.2 million, or 44.5% of total operating revenues, for the 2010 nine-month period represented a decrease of $15.5 million from total cost of services and equipment of $163.7 million, or 45.9% of total operating revenues, for the 2009 nine-month period. The decrease in cost of services and equipment for the 2010 periods was the result of a reduction in revenue, the increase in disputed billings to the company which we successfully resolved and the continued benefits from our ongoing cost-saving initiatives. The effects of these factors were partially offset by the increased cost of new facilities required to support services to existing and new customers for our integrated communications services.

Our cost-saving initiatives includes initiatives to reduce the amount we pay other telephone companies to use their networks and facilities through renegotiation of our contracts, implementation of new DS1 and DS0 central office colocations with AT&T, audits of invoices, use of alternative local providers, market profitability analysis and least-cost routing of interexchange carrier calls. We also continue to reduce our network cost structure by continuing to decrease the number of high-cost commercial agreement and resale lines in both absolute numbers and as a percentage of total lines and by continuing to pursue initiatives to reduce our cost of services.

Selling, Operations and Administration Expense. Selling, operations and administration expense of $38.7 million, or 34.9% of total operating revenues, for the 2010 quarter decreased $2.7 million from $41.4 million, or 35.6% of total operating revenues, for the 2009 quarter. Selling, operations and administration expense of $118.7 million, or 35.7% of total operating revenues, for the 2010 nine-month period decreased $8.2 million from $126.9 million, or 35.5% of total operating revenues, for the 2009 nine-month period. The decrease in selling, operations and administration expense for the 2010 quarter and for the 2010 nine-month period was primarily attributable to a $3.8 million decrease for the 2010 quarter and a $9.0 million decrease for the 2010 nine-month period in compensation-related cost and reduced commissions paid to independent sales agents, and maintenance, data processing/billing, insurance and professional fees, which was offset in part for the 2010 periods by increased non-recurring facilities and promotional costs, legal fees, and corporate overhead. The total number of our employees decreased to 1,360 at September 30, 2010 from 1,398 at December 31, 2009. Our continuing investment in automating provisioning, other support and administrative functions has allowed us to take advantage of attrition in those functions, obviating the need to replace some personnel. When necessary, we supplement our work force by partnering with specialized vendors to provide some functions in the fulfillment of customer orders. As a result of the decline in business demand for our services, we experienced attrition in sales positions in some markets in 2009. We have focused in 2010 on recruiting and retaining sales employees to sell our products and provide services to new and existing customers.

Depreciation and Amortization. Depreciation and amortization expense decreased $3.3 million from $17.1 million for the 2009 quarter to $13.8 million for the 2010 quarter and decreased $8.9 million from $51.2 million for the 2009 nine-month period to $42.3 million for the 2010 nine-month period. The decrease in depreciation and amortization expense was primarily attributable to decreased capital investments we placed in service after 2002 compared to prior years, as we continue to maximize the use of our existing network investments.

Interest Expense. Interest expense increased $2.1 million from $7.5 million for the 2009 quarter to $9.6 million for the 2010 quarter and increased $325,000 from $22.5 million for the 2009 nine-month period to $22.9 million for the 2010 nine-month period. The increase in the 2010 quarter was attributable to the increase in the weighted average interest rate on our outstanding borrowings and an increase in our outstanding debt balances, resulting from our issuance of $325 million principal amount of 10.5% senior secured notes on April 9, 2010. Our outstanding debt balance (not including discount) ranged from $307.6 million at the beginning of the third quarter of 2009 to $307.1 million at the end of the third quarter of 2009, compared to $325 million throughout the third quarter of 2010. The increase in interest expense for the 2010 nine-month period was attributable to the increase in the weighted average interest rate on our outstanding borrowings during the 2010 nine-month period from the weighted average interest rate during the 2009 nine-month period. Our weighted average interest rate was approximately 8.4% throughout the 2009 nine-month period. During the 2010 nine-month period, our weighted average interest rate ranged from 5.1% at the beginning of the period to approximately 10.7% from April 9, 2010 until the end of the period. Interest expense resulting from amortization of debt discount and debt issuance costs was approximately $700,000 for the 2010 quarter compared to $600,000 for the 2009 quarter, and approximately $2.0 million for the 2010 nine-month period compared to $1.8 million for the 2009 nine-month period.

Write-off of Unamortized Debt Discount and Issuance Cost. We recognized the write-off of $7.9 million of unamortized debt discount and issuance cost in the 2010 nine-month period in connection with the repayment of $305.2 million principal amount of indebtedness outstanding under our first lien and second lien senior secured credit facilities and our former revolving credit facility from the proceeds of our sale on April 9, 2010 of our 10.5% senior secured notes due April 1, 2016.

Merger Cost. In the 2010 quarter, we incurred approximately $2.1 million of costs in connection with the definitive merger agreement with EarthLink, Inc. pursuant to which EarthLink agreed to acquire ITC^DeltaCom. We expect to incur up to $6 million of additional costs to complete the merger.

Adjusted EBITDA. Adjusted EBITDA, as defined by us, represents net income (loss) before interest income and expense, net, provision for income taxes, depreciation and amortization, stock-based compensation, non-cash loss on extinguishment of debt, write-off of debt discount and issuance cost, prepayment penalties on debt, equity commitment fees, restructuring expenses, asset impairment loss, other income or loss, and merger cost. Not all of these adjustments are applicable in every period. Adjusted EBITDA is not a financial measurement under accounting principles generally accepted in the United States, or “GAAP.” Our management uses adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as revenue and net loss, to assess our historical and prospective operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Adjusted EBITDA” in our Annual Report on Form 10-K for our 2009 fiscal year for a discussion of our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement.

The following table sets forth, for the 2010 and 2009 periods, a quantitative reconciliation of adjusted EBITDA to net loss, as net loss is calculated in accordance with GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(4,698)	$(2,117)	$(8,825)	$(7,459)
Add: non-EBITDA items included in net loss:
Interest income and expense, net	9,633	7,444	22,847	22,507
Depreciation and amortization	13,810	17,110	42,280	51,245
Stock-based compensation	896	700	2,014	1,767
Write-off of debt discount and issuance cost	—	—	7,948	—
Other (income) loss	50	(43)	(268)	89
Merger cost	2,064	—	2,064	—

Adjusted EBITDA	$21,755	$23,094	$68,060	$68,149

Adjusted EBITDA decreased $1.3 million, or 5.6%, to $21.8 million for the 2010 quarter from $23.1 million for the 2009 quarter. A decrease of $5.5 million in total operating revenues for the 2010 quarter was offset in part by reductions of $1.2 million in cost of services and equipment and a reduction of $2.9 million in selling, operations and administration expense, not including stock-based compensation. Adjusted EBITDA decreased $89,000, or 0.1%, to $68.1 million for the 2010 nine-month period from $68.2 million for the 2009 nine-month period. A decrease of $24.0 million in total operating revenues was offset in part by the positive impact of a reduction of $15.5 million in cost of services and equipment and a reduction of $8.4 million in selling, operations and administration expense, not including stock-based compensation.

Liquidity and Capital Resources

Sources and Uses of Cash. During the 2010 and 2009 nine-month periods, we funded our operating and capital requirements and other cash needs through cash from operations. Cash provided by operating activities was $59.2 million in the 2010 nine-month period and $53.3 million in the 2009 nine-month period. Changes in current operating assets and liabilities were $11.3 million in the 2010 nine-month period and $2.0 million in the 2009 nine-month period. The increase in current operating assets and liabilities in the 2010 nine-month period resulted primarily from an increase of $16.5 million in accrued interest and an increase of $3.3 million in trade accounts payable. The effects of these increases were offset in part by a decrease of $4.6 million in accrued compensation and other accrued liabilities, an increase of $1.1 million in inventory, an increase of $469,000 in prepaid expenses, a decrease of $522,000 in unearned revenue and an increase of $2.0 million in accounts receivable. The increase in current operating assets and liabilities in the 2009 nine-month period resulted primarily from a reduction of $3.4 million in accounts receivable, an increase of $265,000 in trade accounts payable, a reduction of $324,000 in inventory, and an increase of $199,000 in accrued interest. The effects of these increases were offset in part by a decrease of $1.2 million in accrued compensation and other accrued liabilities, a decrease of $1.1 million in unearned revenue, and an increase of $87,000 in prepaid expenses.

Cash used in investing activities was $43.2 million in the 2010 nine-month period and $30.0 million in the 2009 nine-month period. In the 2010 nine-month period, we used $44.6 million to fund capital expenditures and $539,000 to pay accrued restructuring costs related to prior years and $434,000 for other expenditures. In the 2010 nine-month period, we obtained proceeds of $1.7 million from the sale of short-term investments and $650,000 from the sale of fixed assets. In the 2009 nine-month period, we used $32.1 million to fund capital expenditures and $862,000 to pay accrued restructuring costs related to prior years and $186,000 for other expenditures. In the 2009 nine-month period, we obtained proceeds of $2.8 million from the sale of short-term investments and $360,000 from the sale of fixed assets.

Cash used in financing activities in the 2010 nine-month period totaled $2.0 million and included $318 million of proceeds from long-term debt, which was partially offset by $9.8 million used to pay debt issuance cost, $2.1 million for taxes paid on vested restricted shares, and $308.1 million for repayment of long-term debt and capital lease obligations. In the 2009 nine-month period, $2.6 million was applied to the repayment of long-term debt.

Indebtedness. On April 9, 2010, ITC^DeltaCom, Inc. and its wholly-owned subsidiaries closed an offering of $325 million aggregate principal amount of 10.5% senior secured notes due in 2016, which we refer to as the “notes,” and a $30 million five-year senior secured revolving credit facility.

Senior Secured Notes. We sold the notes on April 9, 2010 in transactions not subject to the registration requirements of the Securities Act of 1933. We sold the notes at an offering price of 97.857% of the principal amount of the notes. We applied the gross proceeds of approximately $318 million we received from the sale of the notes to repay $305.5 million aggregate amount of indebtedness, including all principal and accrued and unpaid interest, outstanding under our first lien and second lien senior secured credit facilities and our former revolving credit facility, which were terminated. Through September 30, 2010, we had used approximately $9.8 million of the offering proceeds to pay offering fees and expenses, including fees incurred in our exchange offer completed on July 29, 2010 and described below. We used the remainder of the offering proceeds for general corporate purposes. For a description of the terms of the notes, see Note 5 to the condensed consolidated financial statements appearing elsewhere in this report.

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

Total Long-Term Indebtedness. At September 30, 2010, we had $325 million of total long-term indebtedness, net of approximately $6.4 million of unamortized discount, or approximately $318.6 million net total long-term debt, which had an overall weighted average annual interest rate of 10.7%, including debt discount and excluding deferred financing costs.

Compliance with Financial Covenants. Under our revolving credit facility, we will be required to comply with specified financial tests and to maintain certain financial ratios on a consolidated basis based on measures that include levels of indebtedness and earnings before interest, taxes, depreciation, amortization and other specified items. We generally are not required to be in compliance with these ratios if no loans are outstanding under the revolving credit facility and if our obligations relating to letters of credit issued under the facility do not exceed $2 million. At September 30, 2010, there were no loans outstanding under the revolving credit facility and our obligations relating to letters of credit issued under the facility totaled approximately $910,000.

Cash Requirements. As of September 30, 2010, there have been no material changes in our contractual obligations as set forth in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

At September 30, 2010, we had entered into agreements with vendors to purchase approximately $8.1 million of services and property, plant and equipment during 2010 related primarily to the maintenance and improvement of communications facilities and technology services.

Subject to our proposed acquisition by EarthLink discussed above, we expect that we will not experience significant changes over the next year in the aggregate amount of our total capital expenditures, in the amount of capital expenditures that we will apply for network and facilities maintenance, or in the type of capital expenditures that we believe will enable us to acquire additional customers within the markets covered by our existing network to generate increased operating revenues. We currently estimate that our aggregate capital requirements for 2010 will total approximately $60 million to $70 million, including $4.2 million of commitments at September 30, 2010. Through September 30, 2010, we made $44.6 million of capital expenditures in 2010. The actual amount and timing of our capital requirements may differ materially from our expectations as a result of constraints on our liquidity and regulatory, technological, economic and competitive developments, including market developments and new opportunities.

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

Our management, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal period covered by this report.

During the fiscal period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 could materially affect our business, financial condition or operating results. Set forth below are material updates to such risk factors. The risks described in our Annual Report on Form 10-K and in our subsequent SEC filings are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results.

The pending acquisition of ITC^DeltaCom may not be completed which could result in operating difficulties, losses and other adverse consequences.

In October 2010, we entered into a merger agreement under which EarthLink, Inc. will acquire ITC^DeltaCom, Inc. for $3.00 per share in cash with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink. Completion of the merger is conditioned upon, among other things, the receipt of approvals, including from the Federal Communications Commission and certain state public utilities commissions. There is no assurance that we will receive the necessary approvals or satisfy the other conditions to the merger. Failure to complete the pending merger would prevent our shareholders from receiving the merger consideration and us from realizing the other anticipated benefits of the merger. We will also remain liable for significant transaction costs, including legal and accounting fees, whether or not the merger is completed. In addition, the current market price of our common stock may reflect a market assumption as to whether the merger will occur. Consequently, the completion of, or a failure to complete, the merger could result in a significant change in the market price of our common stock.

The merger involves the integration of two companies that have previously operated independently. The integration may require significant management attention and resources that would otherwise be available for current operation of our business. Delays in this process could adversely affect our business, financial results, financial condition and stock price. In addition, we may not be able to retain key personnel who leave during the integration process.

Item 6.	Exhibits

The following exhibits are either filed with this Quarterly Report on Form 10-Q or are incorporated herein by reference. Our Securities Exchange Act file number is 0-23253.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 1, 2010, by and among EarthLink, Inc., Egypt Merger Corp. and ITC^DeltaCom, Inc. Filed as Exhibit 2.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on October 1, 2010 and incorporated herein by reference.

10.1	Written Consent and Voting Agreement, dated as of October 1, 2010. Filed as Exhibit 10.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on October 1, 2010 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DeltaCom, Inc. (Registrant)

Dated: November 15, 2010	By:	/s/ RICHARD E. FISH, JR.
Richard E. Fish, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of October 1, 2010, by and among EarthLink, Inc., Egypt Merger Corp. and ITC^DeltaCom, Inc. Filed as Exhibit 2.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on October 1, 2010 and incorporated herein by reference.

10.1	Written Consent and Voting Agreement, dated as of October 1, 2010. Filed as Exhibit 10.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on October 1, 2010 and incorporated herein by reference.

*31.1	Certification of Chief Executive Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*31.2	Certification of Executive Vice President and Chief Financial Officer of ITC^DeltaCom, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.

*32	Certifications pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. 1350.

*	Filed herewith.