Form 10-K
period 2010-12-31
ITC DELTACOM INC
filed 2011-03-01
CIK 1041954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-15605

ITC^DELTACOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2301135
(State of incorporation)	(I.R.S. Employer Identification No.)

1375 Peachtree Street, Atlanta, Georgia 30309

(Address of principal executive offices, including zip code)

(404) 815-0770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates of the registrant on June 30, 2010 was $41.3 million.

As of January 31, 2011, 150 shares of common stock were outstanding (all shares are issued to EarthLink, Inc.)

ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2010

* Omitted pursuant to General Instructions (I)(2of Form 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. ITC^DeltaCom, Inc. disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although ITC^DeltaCom, Inc. believes that its expectations are based on reasonable assumptions, it can give no assurance that its targets and goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Risk Factors” in Item 1A of Part I and under “Safe Harbor Statement” in Item 7 of Part II.

PART I

Item 1.  Business.

Overview

ITC^DeltaCom, Inc., together with its consolidated subsidiaries, provides integrated communications services in the southeastern United States. We deliver a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. We also sell customer premises equipment to our business customers. We offer these services primarily over our 14-state fiber optic network. We also sell transmission capacity to other communications providers on a wholesale basis.

In December 2010, we were acquired by EarthLink, Inc. (“EarthLink”) for $3.00 per share, with ITC^DeltaCom, Inc. surviving as a wholly-owned subsidiary of EarthLink. Subsequent to the acquisition, our integrated communication services were rebranded as EarthLink BusinessTM and our wholesale services were rebranded as Interstate FiberNet, an EarthLink Business company.

Services

Our service offerings include data services, including broadband Internet access services; voice services, including local exchange, long-distance and conference calling; mobile data and voice services; and equipment sales and related services. We provide our services to end user business customers and to wholesale/resale customers. Our wholesale customers consist primarily of telecommunications carriers and network resellers.

Bundled Services Approach

When financially advantageous for us to do so, we seek to bundle our integrated communications services together with communications devices, related installation and maintenance services and managed network services. Our targeted customers often will have multiple vendors for voice and data communications services, as well as additional vendors for communication devices, each of which may bill the customer separately. We offer a comprehensive package of local telephone, long distance, Internet access and other integrated communications services. We are able to leverage our experience in providing and maintaining customer premises equipment as well as relationships with leading manufacturers to provide our customers with access to a range of remotely managed office communication devices. We believe that our bundle of services provides an attractive means of delivering communications solutions.

Integrated Communications Services

We offer integrated data, voice and equipment services to end-users, targeting retail and enterprise business customers. We refer to these services, which we describe in more detail below, as our “integrated communications” services. Revenues from these services represented approximately 82% of our total operating revenues for 2010.

Secure IP-based networks. We offer Multi Protocol Label Switching, or MPLS, based IP-VPN services by equipping our core Internet Protocol, or IP, network with the ability to provide IP-VPN standard services. A VPN, or virtual private network, is a secure, outsourced network that links multiple customer locations by using computer software to create virtual circuits over the Internet solely for the customer’s use, instead of building a physical circuit to the customer. This service offering enables us to provide prioritized traffic based on customer-specific requirements with multi-tiered service levels, such as for voice, Internet and data. Revenues consist of fees charged for secure IP-based networks, installation fees, termination fees and fees for equipment.

Internet Access. We offer dedicated Internet access via private line and Ethernet connectivity at speeds ranging from DS-1, or 1.544 million bits per second, to 1Gbps, or 1 billion bits per second, that provides cost-efficient interconnection to a combination of multiple tier-one national Internet service providers. We also provide Internet access via frame relay connectivity to some of our customers. Revenues primarily consist of monthly recurring fees, installation fees and usage fees.

Local Telephone Services. We offer basic local dial tone service, as well as a wide range of local services, including premium local voice services, such as voicemail, universal messaging and directory assistance. We also offer all local CLASS (Custom Local Area Signaling Services) features, such as call forwarding, return call, hunting, call pick-up, repeat dialing and speed dialing services. We provide our local services primarily over digital T-1 transmission lines, which have 24 available channels. We also provide various protocol options, including primary rate interface, or PRI, lines, which have 24 channels, of which 23 are voice channels. Revenues primarily consist of monthly recurring fees and usage fees.

Long Distance Services. We offer both domestic and international switched and dedicated long distance services, including “1+” outbound dialing, inbound toll-free and calling card services. We generally sell our long distance services as part of a bundle that includes one or more of our local services offerings, our other network service offerings and/or our integrated solutions offerings. Revenues primarily consist of monthly recurring fees and usage fees.

Enhanced Services. We offer conference calling services, including toll-free and operator-assisted access, sub-conferencing and transcription services and enhanced calling card services, which provide features such as voicemail and faxmail, voice-activated speed dialing, conference calling and network voice messaging. We also provide customized solutions tailored to the customer’s needs through a network system, referred to as an “intelligent peripheral,” that facilitates flexible interactions between the user and a network. Revenues primarily consist of monthly recurring fees.

Access Trunks. We offer access trunks to customers that own and operate switching equipment on their own premises. The trunks enable the switching equipment of our customers to be connected to our network over a digital T-1 transmission line. These connections provide customers with local and long distance calling capacity on any of the T-1’s 24 available channels. Revenues primarily consist of monthly recurring fees and usage fees.

Private Line Services. We offer private line services that provide dedicated communications connections between two of our end-user customer’s locations to transmit voice, video or data in a variety of bandwidths. Revenues primarily consist of monthly recurring fees.

ATM/Frame Relay Services. We provide high-bandwidth, low-delay, connection-oriented switching and multiplexing techniques for data transfer, which are known as asynchronous transfer mode, or ATM, services to some of our customers. ATM allows for the efficient, simultaneous high-speed transfer of voice, data and video, meeting a variety of “Quality of Service” objectives. We provide frame relay services to some of our customers on various network elements and switching platforms. These services provide an efficient method of data transport at speeds equivalent to those available over a digital T-1 transmission line. Revenues primarily consist of monthly recurring fees.

Mobile Data and Voice. We provide mobile data and voice services as a mobile virtual network operator, or MVNO, using the network of a nationwide wireless services provider that employs code division multiple-access, or CDMA, technology. Our mobile services provide nationwide mobile access to voice, e-mail, text and Internet connectivity. Our customers can select cell phones and personal digital assistants, or PDAs, from leading manufacturers and use our hosted e-mail exchange services to integrate office-based e-mail, calendar and contacts programs with the mobile devices. We offer the service only to customers who also purchase one of our other integrated communications services, providing a convenient single point of contact for our customer’s communications needs with a single monthly statement. Revenues primarily consist of monthly recurring fees and usage fees.

Wholesale Services

Through our wholly-owned subsidiary, Interstate FiberNet, we provide voice and data services to other communications carriers and to larger-scale providers of network capacity. Revenues from these services represented approximately 14% of our total operating revenues for 2010, and are generated from sales to a limited number of other communications companies, including incumbent local exchange carriers, competitive local exchange carriers, wireless service providers, cable companies, Internet service providers and other carriers. Revenues consist of fees charged for network services, termination fees, fees for equipment and usage fees.

We offer the following services to some or all of our wholesale customers:

•                  Broadband transport services, including private line services, Ethernet private line services and wavelength services, that allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network;

•                  Local communications services to Internet service providers and local dial tone communications services to other competitive exchange carriers;

•                  Nationwide live and automated operator and directory assistance services; and

•                  Dedicated Internet access services through our IP network and our direct connectivity to the IP networks of other Internet service providers.

Equipment Sales and Related Services

We sell, install and perform on-site maintenance of equipment, such as telephones and private branch exchanges, or PBX. We offer these services, which we refer to as our “equipment sales and related services,” in all of the markets in which we offer integrated communications services. Revenues from these services represented approximately 4% of our total operating revenues for 2010 and are primarily generated from sales to our integrated communications services customers.

Sales and Distribution

We provide our integrated communications services through two primary sales channels, direct sales and independent dealers and sales agents. Our direct sales force is composed of sales personnel, technical consultants and technicians. We believe that customers prefer to have one company accountable for all of their communications services. Our customers are assured they will have a point of contact, 24 hours a day and seven days a week, to support all of the services they receive from us.

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

We market our wholesale services through a dedicated direct sales force. We generally enter into master service agreements with our wholesale services customers that have terms ranging from one to five years. Our broadband transport customers purchase the capacity they require under the terms specified in the master agreements.

Customer Service and Retention

We seek to differentiate ourselves from our competitors by building long-term customer relationships based on customized service offerings and personalized customer service. Our collaborative sales approach allows our sales force to offer product bundles that meet the particular needs of each prospective and current customer. We believe that offering a bundled package of value-added communications services to our customers is an attractive means of delivering communications solutions, thereby increasing retention rates and limiting customer churn. We are also seeking to improve customer response times through internal training programs and integrated billing, support and sales systems. We reinforce our strategy through compensation programs that reward our sales and account management staff based on customer retention and revenue growth.

Network Infrastructure

We provide our integrated communications services through a 14-state fiber optic network and switching and colocation facilities.

Fiber Optic Network. As of December 31, 2010, our advanced fiber optic network consisted of 16,504 route miles (12,559 miles owned or obtained through indefeasible rights to use and 3,945 miles marketed and managed) that extended from New York to Florida and from Georgia to Texas, and principally covered portions of our primary eight-state market. The network was built or acquired through direct construction and long-term dark fiber leases or indefeasible rights-of-use agreements. As of December 31, 2010, our network extended to over 200 points of presence. These points of presence are located in most major population centers in the areas covered by the fiber optic network and in a significant number of smaller towns and communities. The network included 44 completed metro fiber rings.

We have implemented electronic redundancy over a portion of our network, which enables traffic to be rerouted to another fiber in the same fiber sheath in the event of a partial fiber cut or electronic failure. In addition, as of December 31, 2010, approximately 74% of our network traffic was protected by geographical diverse routing, a network design also called a “self healing ring,” which enables traffic to be rerouted in the event of a total cable cut to an entirely different fiber optic cable.

Switching and Colocation Facilities. Our networking design, together with our interconnection agreements with the incumbent local telephone companies, such as AT&T, has enabled us to be a facilities-based provider of local and long distance telephone services in all of our markets. Switches are the primary electronic components that connect customers to our network and transmit data and voice communications over our network. As of December 31, 2010, our switching facilities for voice communications consisted of eleven Nortel DMS-500 switch sites, two Nortel Call Server 2000 IP switch sites and seven Alcatel-Lucent 5E switch sites. All of the switches are capable of handling both data and local and long distance voice traffic.

We have colocated communications equipment within the central offices of incumbent local telephone companies in various markets in the southeastern United States. Colocation enables us to provide remote facilities-based local and long distance services in markets where we do not have switches, by using our switches in other locations as hosts. To provide these remote services, we use our fiber optic network and leased facilities to connect our remote equipment to our switches when it is economically and operationally advantageous for us to do so.

Our network backbone enables us to offer high-quality wavelength, Ethernet, synchronous optical network, or SONET, Internet access and virtual private networking services. The packet-switching portion of our network backbone is based upon Internet Protocol, which is a broadly deployed standards-based protocol that allows for the exchange of data between computer networks. The network infrastructure is built on our high speed Infinera-based wavelength division multiplexing, or WDM, platform and Cisco core routers.

Competition

The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as AT&T, Qwest Communications (“Qwest”), Windstream Corporation (“Windstream”) and Verizon Communications (“Verizon”); other competitive telecommunications companies, such as Covad Communications, Level 3 Communications, PAETEC, and XO Holdings; interexchange carriers, such as Global Crossing and Sprint Nextel; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; and stand-alone voice-over-Internet Protocol (“VoIP”) providers. Competition could adversely impact us in several ways, including (i) the loss of customers and resulting revenue, (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive, and (vi) our inability to diversify by successfully offering new products or services.

We believe the primary competitive factors in the communications industry include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our integrated communications services compete favorably based on some of these factors, we are at a competitive disadvantage relative to some or all of these factors with respect to some of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements and to devote greater resources to the marketing and sale of their products and services.

We expect to continue to face significant pricing and product competition from AT&T and other ILECs that currently are the dominant providers of telecommunications services in our markets. We may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services as a result of the mergers of BellSouth, SBC and AT&T and of MCI and Verizon which have increased substantially their respective market power; the increase of cable companies, wireless carriers and providers of alternative forms of communication that rely on VoIP or similar applications; recent regulatory decisions that have decreased regulatory oversight of incumbent local telephone companies; and new broadband providers with cost structures lower than ours as a result of governmental subsidies. As a result, we may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services which could adversely affect our revenues, cash flows and results of operations.

Regulatory Environment

Overview

Our services are subject to varying degrees of federal, state and local regulation. Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission (“FCC”) exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. State commissions also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network.

Our regulatory environment continues to evolve, and existing federal and state regulations are subject to amendment by federal and state administrative agencies, judicial proceedings, and legislative action that could affect, in varying degrees, the manner in which we operate. Bills intended to amend the Act of 1934, as amended by the Telecommunications Act of 1996 (“Communications Act”) are introduced in Congress from time to time and their effect on us and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on our business, particularly if the legislation impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers’ networks or resell their services at reasonable prices, or lease elements of networks of the incumbent local exchange carriers under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically. We are also subject to a variety of local regulations in each of the geographic markets in which we operate.

Federal Regulation

We are classified as a non-dominant carrier by the FCC and, as a result, the prices, terms and conditions of our interstate and international services are subject to relatively limited FCC regulation. Like all common carriers, we are subject to the general requirement that our charges, practices and classifications for communications services must be “just and reasonable,” and that we refrain from engaging in any “unjust or unreasonable discrimination” with respect to our charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international services, or of any entity controlling such a carrier, and before the assignment of any authorizations held by such a carrier. We have the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

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

•                  establish compensation arrangements for the completion of telecommunications service calls originated by customers of other carriers on a reciprocal basis;

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

•                  make available some of their network facilities, features and capabilities, referred to as Unbundled Network Elements, or UNEs, on non-discriminatory, cost-based terms; and

•                  offer wholesale versions of their retail services for resale at discounted rates.

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

Over the past decade, decisions of federal courts and the FCC have narrowed significantly the scope of the facilities that incumbent telephone companies must make available UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or TELRIC, standard. Incumbent carriers must offer access to their copper loops and subloops, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and colocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent companies are not required to offer UNEs at TELRIC-based rates for fiber loops, DS1 and DS3 transmission facilities in relatively large wire centers or wire centers deemed to already be “competitive” based on FCC standards, optical speed transmission facilities or dark fiber. Further, incumbent companies no longer are required to provide local switching as a UNE, which means that we can no longer rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers at TELRIC-based rates.  In some circumstances, AT&T and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated “commercial agreements,” at significantly higher rates.

Interconnection Agreements. Under the Communications Act, incumbent carriers are required to negotiate in good faith with competitive carriers such as us interconnection, colocation, reciprocal compensation for local traffic and access to UNEs. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by a state regulatory commission. In addition, carriers are permitted to “adopt” in their entirety agreements reached between the incumbent carrier and another carrier during the initial term of that agreement.

An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. We operate under interconnection agreements with AT&T, Verizon, Qwest, Frontier Communications, CenturyLink, Fairpoint Communications and Windstream. Our retail operating companies each maintain interconnection agreements with the incumbent in each state and for each service territory within which we purchase UNEs. We expect, but cannot assure, that each new interconnection agreement to which we are or will be a party will provide us with the ability to provide service in each respective state on a reasonable commercial basis.  In addition, new agreements could result in less favorable rates, terms and conditions than our prior agreements. If we cannot negotiate new interconnection agreements or renew our existing interconnection agreements in each state on acceptable terms, we may invoke our ability to seek binding arbitration before state regulatory agencies. The arbitration process, which is conducted on a state-by-state basis, can be costly and time-consuming, and the results of arbitration may be unfavorable to us. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements with companies other than incumbent local exchange carriers (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable.

The mergers between BellSouth, SBC and AT&T and between MCI and Verizon have significantly affected the availability of acceptable interconnection agreements that competitive carriers such as us can adopt without incurring the expense of lengthy negotiation and arbitration with an incumbent carrier in each state. Before their respective mergers, AT&T and MCI dedicated significant internal and external resources to negotiate and arbitrate interconnection agreements that many competitive carriers adopted or used as model agreements. These resources and the resulting model agreements are no longer available as a result of consolidation among carriers, and it is likely that competitive carriers such as us will be required to invest more resources than in the past to secure acceptable interconnection agreements.

Internet Protocol-Enabled Services. The FCC has held that cable modem services offered by cable television companies and broadband Internet services offered by incumbent local exchange carriers should be classified as “information services” and not telecommunications services subject to regulation under Title II of the Communications Act. The FCC is considering clarifications and changes to the regulatory status of services and applications using IP, including VoIP offerings. The FCC has issued a series of rulings in connection with the regulatory treatment of interconnected VoIP service, but many of the rulings have been narrowly tailored and others have addressed only discrete issues. In March 2004, the FCC issued a notice of proposed rulemaking seeking comment on how it might categorize various types of IP-based services, for example, by distinguishing IP services that interconnect to the public switched telephone network, or PSTN, or classifying those that are used as a true substitute for traditional telephone service. Although the FCC has yet to reach a conclusion on many of the key issues presented in this proceeding, it has issued a series of orders holding that VoIP services that interconnect with the PSTN are to be subject to a number of regulatory requirements, including rules relating to Universal Service Fund contributions, Customer Proprietary Network Information rules, the provisioning of network access to authorized law enforcement personnel, local number portability, E-911 and others.  The FCC also held that state utility regulatory commissions may not impose pricing and entry regulations on “nomadic” interconnected VoIP services such as that offered by Vonage, concluding that Vonage’s VoIP application, and others like it, are interstate services subject only to federal regulation.  Reviewing courts have affirmed these FCC decisions. The FCC has not yet clarified definitively whether, and to what extent, providers of interconnected VoIP service are required to pay access charges to local exchange carriers, and broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact of these matters on companies with which we compete or interconnect.

Intercarrier Compensation. The FCC regulates the interstate access rates charged by local carriers to interexchange carriers for the origination and termination of interstate long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing incumbent carriers’ access rates, which has the effect of lowering the cost of providing long distance service, especially to business customers. In addition, the FCC adopted rules that require competitive carriers to reduce their tariffed access charges to those no greater than the incumbent carriers with which they compete. Facilities-based carriers operating in a local market area must pay one another “reciprocal compensation” for terminating traffic over one another’s local networks. Reciprocal compensation rates are generally much lower than access charges. The FCC also has adopted rules changing the compensation mechanism for traffic exchanged between telecommunications carriers that are destined for dial-up Internet service providers and requiring rates equal to or below the relatively low reciprocal compensation rates. In March 2005, the FCC initiated a proceeding designed to comprehensively examine and reform all of these types of intercarrier compensation, including access charges and reciprocal compensation. There has been no definitive result from this proceeding.

In February 2011, the FCC initiated a further review of the compensation arrangements between all carriers for the use of their respective networks. The pending proceeding could significantly alter the manner in which carriers, including carriers that use different service platforms such as wireless, cable and VoIP, are compensated for the origination and termination of communications traffic and the rates local exchange carriers charge for these access services. The proceeding could also significantly alter the manner in which facilities-based local carriers charge other carriers, such as VoIP providers and wireless providers, for the origination and termination of local communications traffic. The FCC’s review of these matters will not only re-examine the rules governing the way carriers charge one another, but also the potential effect that changes to the intercarrier compensation regime could have on various federal subsidy programs such as the Universal Service Fund, on the nation’s legacy carrier network infrastructure and on consumers’ retail rates.

Multiple proposals to reform the entire intercarrier compensation regime have been submitted to the FCC by various industry groups since the proceeding. The most recent rulemaking puts forward a mix of proposals, alternatives and analysis, asking for more input on the framework and potential overhauling of intercarrier compensation and universal service. However, the FCC has not yet enacted a prospective reform of intercarrier compensation. In addition, the FCC has repeatedly declined requests to declare whether under existing law interstate interexchange traffic that originates in IP format and terminates in circuit-switched or time-division multiplexing format is subject to higher switched access charges or lower reciprocal compensation rates. As a result, individual courts and state regulatory commissions have been addressing the issue in the context of individual collection disputes, with inconsistent results.

Special Access. Special access is a service offered by incumbent local telephone companies that consists of dedicated transmission facilities or private lines used by wireline and wireless telecommunications carriers, Internet-based service providers and large enterprise end-users. We rely on the purchase of special access services for “last mile” access to many of our customers’ locations.  As a result, the price of special access services must be available at rates that allow us to price our retail offerings to meet our gross margin expectations while remaining competitively priced in the retail market. Incremental increases in the prices of special access services will exert pressure on our gross margins. Since special access services are not subject to the unbundling requirements of the Communications Act, the prices for special access services have not been directly affected by the FCC’s modification of network unbundling rules. To the extent, however, that the availability of UNE digital T1 lines may have served as a restraint on the prices charged for special access services, we could face increased prices for special access services given the limited alternative means of last mile access in some larger central offices resulting from application of the current unbundling rules.

In 1999, the FCC adopted rules that enable incumbent carriers to obtain pricing flexibility for their interstate special access services in various metropolitan areas depending on the level of competition present in an area. We purchase interstate special access services from incumbent carriers in many metropolitan areas where pricing flexibility has been granted. Depending on the degree of pricing flexibility for which the incumbent carrier qualifies in particular areas, the incumbent carrier may be entitled to impose contracts with minimum revenue commitments and bundles of purportedly discounted and non-discounted services that, in effect, enable the carrier to charge substantially greater prices for special access services in those areas, while making it more difficult for competitive carriers to offer substitute services. In some cases, the FCC has granted petitions by the incumbent carriers for forbearance from any regulation of some special access services.

As a result of the mergers of BellSouth, AT&T and SBC and of MCI and Verizon, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on the AT&T and Verizon mergers to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints have now expired.  AT&T and Verizon are free to realign charges for special access services with current commercial rates. Because a substantial portion of our services are generated through the use of special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could substantially increase our cost of services.

The FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers.  We cannot predict when the FCC will issue a decision regarding special access prices or how any such decision will affect our business. A significant increase in the price for special access could materially increase our cost of services. Additional pricing flexibility for special access services offered by the incumbent carriers could place us at a competitive disadvantage, both as a purchaser of access and as a vendor of access to other carriers or end-user customers.

Universal Service. The Communications Act and the FCC’s rules provide for a federal Universal Service Fund, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all telecommunications providers, including us, a percentage of interstate revenues received from retail customers.  Providers are permitted to pass through a specified percentage of their Universal Service Fund contribution assessment to their customers in a manner consistent with FCC billing regulations.

 In November 2008, the FCC proposed to base Universal Service Fund assessments on the number of telephone numbers that a telecommunications carrier actively provides to residential customers and a “connections-based” contribution methodology for business customers, rather than on a percentage of collected interstate revenues. The objective behind the proposal is to capture Universal Service Fund revenues from the expanding number of new service providers using different technologies to offer communications services. In February 2011, the FCC issued another notice of proposed rulemaking to consider whether to limit the number of recipients of Universal Service Fund proceeds in a specified geographic region and whether to select these recipients through a “reverse auction” process, in which the company willing to serve the region using the least amount of Universal Service Fund proceeds would be selected as the proceeds recipient. The FCC also is considering expanding the use of the Universal Service Fund to fund deployment of broadband services to areas that currently do not have or have limited access to high speed broadband services through the creation of a “Connect America Fund.” These and other proposals pending before the FCC related to Universal Service Fund reform are expected to generate considerable debate and their outcome is not predictable. Historically, competitive carriers like us have been net contributors to these funds, and that trend is expected to continue. Any changes in the rules may affect our revenues and our competitive position in relation to other service providers, but it is not possible at this time to predict the extent we would be affected by any such rule changes, if at all. Separately, various states maintain, or are in the process of implementing, their own universal service programs, and the rules governing these state programs are also subject to changes. The FCC and state regulatory commissions are continuing to make changes to their universal service rules and policies, and it is difficult to predict how those changes might affect the telecommunications industry or us.

National Broadband Plan. As part of the American Recovery and Reinvestment Act of 2009, Congress directed the FCC, in coordination with the National Telecommunications and Information Administration, to develop a national broadband plan to ensure that Americans have access to broadband capability and to establish benchmarks in service of that goal. The FCC delivered its plan to Congress on March 16, 2010. The plan outlines at a high level the FCC’s policies concerning middle mile transport, intercarrier compensation, the Universal Service Fund, pole attachments, rights-of-way, spectrum allocation and broadband adoption.

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

Customer Proprietary Network Information and Privacy. The Communications Act and the FCC’s rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information, or CPNI. CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service.  In April 2007, the FCC revised its CPNI rules to impose new restrictions on telecommunications carriers and providers of interconnected VoIP service. We must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. An inadvertent violation of these and related CPNI requirements by us could subject our company to significant fines or other regulatory penalties.

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

Network Management and Internet Neutrality. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the public Internet. The FCC, the Administration and Congress have expressed interest in imposing these so-called “net neutrality” requirements on broadband Internet access providers, which address whether, and the extent to which, owners of network infrastructure should be permitted to engage in network management practices that prioritize data packets on their networks through commercial arrangements or based on other preferences. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, which was overturned by a court decision in April 2010, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. In December 2010, the FCC issued new rules to govern network management practices and prohibit unreasonable discrimination in the transmission of Internet traffic.  These rules have not taken effect and are currently being challenged in court.  It is not possible to determine what specific broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. We cannot predict how any future legislative, regulatory or judicial decisions relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

Forbearance. The Communications Act provides the FCC with the authority to not enforce, or “forbear” from enforcing, statutory requirements and regulations if certain public interest factors are satisfied. In December 2005, the FCC granted, in part, a petition for forbearance filed by Qwest seeking relief from specified dominant carrier regulations, including some unbundling obligations related to high capacity loops and transport, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. The FCC’s dominant carrier regulations require Qwest, in part, to offer UNEs and also serve as a check on dominant carrier pricing for other wholesale services, such as special access lines, that we seek to purchase at commercially acceptable prices. Upon being granted relief by the FCC, Qwest has substantially increased the prices for the network elements that we use to provide services in eight central offices in the Omaha metropolitan statistical area, or MSA.

In January 2007, Qwest filed additional petitions for relief from dominant carrier regulation in the metropolitan statistical areas of Denver, Minneapolis-St. Paul, Phoenix and Seattle.  In February 2008, Verizon re-filed petitions, which had previously been denied, for relief from dominant carrier regulation for the State of Rhode Island and Virginia Beach. In July 2008, the FCC denied the Qwest petitions.  Qwest subsequently re-filed a petition for forbearance for the Phoenix MSA only in March 2009.  The FCC issued an order in June 2010 denying Qwest petition for Phoenix and setting forth specific thresholds and analytical frameworks that must be met for grant of such petitions.  Qwest has since appealed the FCC decision and order and that appeal remains in the courts.   If a court or the FCC upholds or grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which we operate, our ability to purchase wholesale network services from these carriers at cost-based prices that would allow us to achieve our target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including us, more aggressively on price in the affected markets.

Other Federal Regulation. In addition to the specific matters listed above, we are subject to a variety of other FCC filing, reporting, record-keeping and fee payment requirements. The FCC has the authority generally to condition, modify, cancel, terminate, revoke or decline to renew licenses and operating authority for failure to comply with federal laws and the FCC’s rules, regulations and policies. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations. Moreover, we are subject to additional federal regulation and compliance requirements from other governmental agencies such as the Federal trade Commission, the Internal Revenue Service and the Securities and Exchange Commission.

State Regulation

 We are subject to various state laws and regulations. Generally, the state public utility commissions require providers such as us to obtain certificates of authority from the commission before initiating service within the state. In most states, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for specified services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier’s failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. Public utility commissions or third parties may raise issues with regard to our compliance with applicable laws or regulations.

We have authority to offer intrastate long distance services in all 50 U.S. states and the District of Columbia. We provide local services, where authorized, by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent carriers’ network elements and our own local switching facilities.

State public utility commissions have responsibility under the Communications Act to oversee relationships between incumbent carriers and their competitors with respect to such competitors’ use of the incumbent carriers’ network elements and wholesale local services. Public utility commissions arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when one of the parties elects to have it do so. Under the Telecommunications Act, the decisions of state public utility commissions with regard to interconnection disputes may be appealed to federal courts. There remain important unresolved issues regarding the scope of the authority of public utility commissions and the extent to which the commissions will adopt policies that promote local telephone service competition.

States also regulate the intrastate carrier access services of incumbent carriers. We are required to pay access charges to incumbent carriers when they originate or terminate our intrastate long distance traffic. We could be harmed by high access charges or increases to access charges, particularly to the extent that incumbent carriers do not incur the same level of costs with respect to their own intrastate long distance services or to the extent that they are able to offer their long distance affiliates better access pricing. States also regulate or legislate changes to the level of intrastate access charges assessed by competitive local exchange carriers such as us. Some states have ordered maximum rate caps for intrastate access charges of competitive carriers that could result in a decrease in access charge revenues and the inability of competitive carriers to recover fully the costs of providing these services. In one such action, which was effective in March 2008, Virginia capped the intrastate access charges of competitive carriers at the rates charged by the incumbent in whose territory the competitive carrier provides service.

Several states have also initiated intrastate universal service charges that parallel the interstate charges created by the FCC. The impact of these changes is not yet known.  In addition, state legislatures are considering, and in some cases enacting, new laws that limit the authority of the state public utility commissions to regulate and oversee the business dealings of the incumbent carriers. We could be harmed by these actions.

We will be affected by how states regulate the retail prices of the incumbent carriers with which we compete. As the degree of intrastate competition is perceived to increase, states are offering incumbent carriers increased pricing flexibility and deregulation of particular services deemed to be competitive. This flexibility and deregulation may present the incumbent carriers with an opportunity to subsidize services that compete with our services with revenues generated from their non-competitive services, thereby allowing them to offer competitive services at prices lower than most or all of their competitors. For example, AT&T has obtained authority to create affiliates that would operate on a much less regulated basis and, therefore, could provide significant competition in addition to the local services historically offered by a much more regulated AT&T. We cannot predict the extent to which these developments may affect our business.

Many states require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations.  These requirements can delay and increase the cost we incur to complete various financing transactions, including future stock or debt offerings, the sale of part or all of our regulated business or the acquisition of assets and other entities to be used in our regulated business.

Local Government Authorizations and Related Rights-of-Way

 We are subject to numerous local regulations such as building codes, municipal franchise requirements and licensing. Such regulations vary on a city-by-city and county-by-county basis and can affect our provision of both network services and carrier services. We are required to obtain street use and construction permits and licenses or franchises to install and expand our fiber optic network using municipal rights-of-way. In some municipalities where we have installed network equipment, we are required to pay license or franchise fees based on a percentage of gross revenues or a per linear foot basis. Following the expiration of existing franchises, these fees are at risk of increasing. In many markets, incumbent carriers do not pay these franchise fees or pay fees that are substantially lower than those required to be paid by us, although the Telecommunications Act requires that, in the future, such fees be applied in a competitively neutral manner. To the extent that our competitors do not pay the same level of fees that we do, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements before their expiration dates, or a failure to renew the franchise or license agreements, and a requirement that we remove the corresponding portion of our facilities or abandon the corresponding portion of our network, could harm our business. In addition, we would be adversely affected if we are unable to obtain additional authorizations for any new network construction on reasonable terms.

A number of states are considering reforming their laws and regulations governing the issuance of franchises and permits by local governmental authorities, and some states already have enacted laws authorizing some types of entities to secure a state-wide franchise. Congress also has considered from time to time, and may consider in the future, various proposals intended to reform the relationship between federal, state and local governments in connection with the franchising process. We cannot predict how these issues will be resolved, or the extent to which these developments will affect our ability to compete. Unresolved issues also exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants. The outcome of these challenges cannot be predicted.

Proprietary Rights

Our EarthLink Business trademark is expected to be a valuable asset to our business.  In particular, we believe the strength of our brand among existing and potential customers will be important to the success of our business. Additionally, our service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business.  We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. We will continue to assess appropriate occasions for seeking trademark and other intellectual property protections for those aspects of our business and technology that we believe constitute innovations providing us with a competitive advantage.  From time to time, third parties have alleged that certain of our technologies infringe on their intellectual property rights. To date, none of these claims has had an adverse effect on our ability to market and sell our services.

Employees

As of December 31, 2010, we had approximately 1,326 employees, of whom approximately 1,267 were full-time employees. None of our employees is represented by a union or covered by a collective bargaining agreement. We believe that our relationship with our employees is good. In connection with the construction and maintenance of our fiber optic network and the conduct of our other business operations, we use third-party contractors, some of whose employees may be represented by unions or covered by collective bargaining agreements.

Item 1A.  Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may adversely impact our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Risks Related to Our Business

We may not be able to execute our business strategy, which could adversely impact our results of operations and cash flows.

During 2010, we were acquired by EarthLink. As a result, we will be offering additional services we do not currently provide and offering our existing services in new markets. In addition, our services will be re-branded as EarthLink Business. There can be no assurance that these efforts will be successful. We may have difficulty managing the new products and services, entering into new markets or combining service offerings and sales forces, especially where we have no or limited direct prior experience or where competitors may have stronger market positions. There is no assurance that we will be able to achieve name recognition or status under our new brand that is comparable to the recognition and status under our previous brand. Our revenues have been declining and we expect the revenues from certain aspects of our business to continue to decline. Therefore, the inability to successfully implement our new business strategy to counteract these declining revenues could have an adverse impact on our business, financial condition, results of operations and cash flows.

The continuing effects of adverse economic conditions could harm our business.

Unfavorable general economic conditions, including recession and disruptions to the credit and financial markets, could negatively affect our business. Our customers are particularly exposed to a weak economy. These conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forgo purchases of our products and services. Also, our business customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. One or more of these circumstances could cause our revenues to decline, churn to increase, allowance for doubtful accounts and write-offs of accounts receivable to increase or otherwise have a material adverse effect on our business, financial position, results of operations and cash flows.

Additionally, our business is dependent on third-party vendors for services and network equipment integral to our business, some of which may be experiencing financial distress. If these vendors encounter or continue to encounter financial difficulties, their ability to supply services and network equipment to us may be curtailed. If such vendors were to fail, we may not be able to replace them without disruption to, or deterioration of, our service and we may incur higher costs. Acquirers of distressed suppliers may not continue to upgrade technology associated with the type of equipment we use in our network. If we were required to purchase another manufacturer’s equipment, we could incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment, which could have an adverse effect on our financial condition and results of operations.  Any interruption in the services provided by our third-party vendors could adversely affect our business, financial position, results of operations and cash flows.

If we do not continue to innovate and provide products and services that are useful to customers, we may not remain competitive, and our revenues and operating results could suffer.

The market for telecommunications services is characterized by changing technology, changes in customer needs and frequent new service and product introductions, and we may be required to select one emerging technology over another. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards. Such changes could include the increasing use of wireless forms of communication, such as handheld Internet-access devices and mobile phones, new competitors such as VoIP providers. In addition, the development and offering of new services in response to new technologies or customer demands may require us to increase our capital expenditures significantly. Moreover, new technologies may be protected by patents or other intellectual property laws and therefore may be available only to our competitors and not to us. Any of these factors could adversely affect our revenues and profitability.

We face significant competition that could reduce our profitability.

The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as AT&T, Qwest Communications and Verizon Communications; other competitive telecommunications companies, such as Covad Communications, Level 3 Communications, PAETEC, Windstream Corporation and XO Holdings; interexchange carriers, such as Global Crossing and Sprint Nextel; wireless and satellite service providers; cable service providers, such as Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; and stand-alone voice-over-Internet-Protocol (“VoIP”) providers. Competition could adversely impact us in several ways, including (i) the loss of customers and resulting revenue, (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive and (vi) our inability to diversify by successfully offering new products or services.

We believe the primary competitive factors in the communications industry include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage relative to some or all of these factors with respect to some of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

We expect to continue to face significant pricing and product competition from AT&T and other ILECs that currently are the dominant providers of telecommunications services in our markets. We may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services as a result of the mergers of BellSouth, SBC and AT&T and of MCI and Verizon which have increased substantially their respective market power; the increase of cable companies, wireless carriers and providers of alternative forms of communication that rely on VoIP or similar applications; recent regulatory decisions that have decreased regulatory oversight of incumbent local telephone companies; and new broadband providers with cost structures lower than ours as a result of governmental subsidies. As a result, we may be required to reduce further some or all of the prices we charge for our retail local, long distance and data services which could adversely affect our revenues, cash flows and results of operations.

We may not be able to compete effectively if we are unable to install additional network equipment or convert our network to more advanced technology.

We may find it necessary to convert our existing network to a network using more advanced technology. We may not have or be able to raise the significant capital that a conversion may require, or be able to complete the installation of additional network equipment and the conversion to more advanced technology in a timely manner, at a commercially reasonable cost or at all. We also may face technological problems that cannot be resolved. If we are unable to successfully install or operate new network equipment or to convert our network to a network using more advanced technology, we may not be able to compete effectively, and our results of operations could be adversely affected.

Failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations.

To obtain and maintain rights-of-way and similar franchises and licenses needed to install, operate and maintain fiber optic cable and our other network elements, we must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties. If we lose access to a right-of-way and had to remove and relocate our facilities, our cash flows could be adversely affected.

Our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us.

Our business and financial results depend, in part, on the availability and quality of our customer service and technical support and certain billing services, including collection services. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third party vendors terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position, results of operations and cash flows could suffer.

Risks Related to Our Industry

Decisions by the Federal Communications Commission relieving incumbent telephone companies of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services.

We rely in significant part on purchasing wholesale services and leasing network facilities from AT&T and other incumbent local exchange carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers’ offerings, including removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, as well as the grant of broad pricing flexibility to incumbents for their special access services in many areas. If the incumbent carriers do not continue to cooperate by permitting us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local exchange service could increase. This can have a significant adverse impact on our operating results and cash flows. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing the local competition-related obligations of incumbent local exchange carriers or allowing those carriers to increase further the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows.

Our wholesale services, including our broadband transport services, continue to be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors.

We have continued to experience adverse trends related to our wholesale service offerings, including our broadband transport services and local interconnection business, which have resulted primarily from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers. Pending or contemplated consolidations in our industry also may continue to affect adversely our wholesale services business by improving the resources of the consolidating companies and reducing their demand for our services as those companies upgrade their own networks and consolidate their voice and data traffic on those networks. We expect that these factors will result in continued declines in revenues and cash flows from our wholesale service offerings. Such declines will have a disproportionately adverse effect on our operating results because of the higher gross margins associated with our wholesale services.

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

We have experienced and may continue to experience reductions in switched access and reciprocal compensation revenue.

Over the past several years, we have experienced a decline in our revenues for switched access and reciprocal compensation.  These revenues may continue to decline as a result of lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. The FCC has been considering proposals for an integrated intercarrier compensation regime under which all traffic exchanged between carriers would be subject to a unified rate. Such changes could materially reduce our switched access revenue from other carriers. We cannot predict the outcome of pending FCC rule makings related to intercarrier compensation. In addition, some states have adopted, and other states are considering, rules that lower or cap the switched access rates of competitive carriers. Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

Our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our operating results.

We have effectively extended our network by entering into agreements with public utility companies to sell long-haul private line services on the fiber optic networks owned by these companies. Any cancellation or non-renewal of any of these agreements, any adverse legal ruling with respect to our rights under any of these agreements, or any future failure by us to acquire and maintain similar network agreements in these or other markets as necessary could materially adversely affect our operations. In addition, some of our agreements with the public utility companies are non-exclusive, and our business would suffer from any reduction in the amount of capacity they make available to us.

If we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.

To provide local telephone and some data services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities, pursuant to interconnection agreements between us and the incumbent carriers. As the original term of each of our interconnection agreements expires, it typically will be renewed on a month-to-month basis until it is replaced by a successor agreement. Further, federal regulators have adopted substantial modifications to the requirements that obligate AT&T and other former monopoly local telephone companies to provide to us at cost-based rates the elements of their telephone networks that enable us to offer many of our services at competitive rates. Moreover, in areas outside of the territories of former Regional Bell Operating Companies in which we do business, such as the territories of CenturyLink, Frontier Communications, Windstream, and Fairpoint Communications, those incumbents carriers are subject to less wholesale regulation than are the Regional Bell Operating Companies and tend to have less favorable interconnection options available to competitive carriers.  If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

Government regulations could adversely affect our business or force us to change our business practices.

The regulatory environment relating to our business continues to evolve.  A number of legislative and regulatory proposals under consideration by federal, state and local governmental entities may lead to the repeal, modification or introduction of laws or regulations which do, or could, affect our business.  Our results of operations could be materially adversely affected by future changes of legal and regulatory rights or obligations.

Local and long distance. We are required to comply with telecommunications regulations implemented by federal, state and local governments. We are required to obtain authorizations from the FCC and state public utility commissions to offer some of our communications services, to file tariffs for many of our services and to comply with local license, franchise or permit requirements relating to installation and operation of our network. Many of these regulations continue to change. Failure to make proper payments for federal Universal Service Fund assessments, FCC regulatory fees or other amounts mandated by federal and state regulations; failure to maintain proper state tariffs and certifications; failure to comply with federal, state or local laws and regulations; failure to obtain and maintain required licenses, franchises and permits; imposition of burdensome license, franchise or permit requirements for us to operate in public rights-of-way; and imposition of new burdensome or adverse regulatory requirements could limit the types of services we provide or the terms on which we provide these services.

Consumer protection. Federal and state governments have adopted consumer protection laws and undertaken enforcement actions to address advertising and user privacy. Our services and business practices, or changes to our services and business practices could subject us to investigation or enforcement actions if we fail to adequately comply with applicable consumer protection laws. Existing and future federal and state laws and regulations also may affect the manner in which we are required to protect confidential customer data and other information, which could increase the cost of our operations and our potential liability if the security of our confidential customer data is breached.

Internet Protocol-enabled services. The FCC has held that cable modem services offered by cable television companies and broadband Internet services offered by incumbent local exchange carriers should be classified as “information services” and not telecommunications services subject to regulation under Title II of the Communications Act. The FCC is considering clarifications and changes to the regulatory status of services and applications using IP, including VoIP offerings. Changes to the rules Internet protocol-enables services could impact our cost of providing these services.

Forbearance. The Communications Act of 1934, as amended, provides the FCC with the authority to not enforce, or “forbear” from enforcing, statutory requirements and regulations if certain public interest factors are satisfied.  We expect reform to the FCC’s forbearance review process in the near future. The FCC has initiated a proceeding to establish strict evidentiary and filing procedures for review of forbearance petitions.  If the FCC were to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, our consumer services business could be adversely affected.  In addition, with respect to our business services, regulatory authorities generally have decreased their oversight of incumbent carriers and from time to time are asked to forbear from applying a range of regulations to incumbent carriers, which may increase the competitive benefits these companies experience from their longstanding customer relationships and greater financial and technical resources, and may increase their ability to reduce prices for local and other network services by offsetting those reductions with revenue or profits generated by unrelated businesses, products or services

Other laws and regulations. Our business also is subject to a variety of other U.S. laws and regulations from various entities, including the Federal Trade Commission, the Environmental Protection Agency, and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies, that could subject us to liabilities, claims or other remedies. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet and communications services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact future laws, regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

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

Other Risks

We may be unable to retain sufficient qualified personnel, which could adversely affect us.

Our business depends on the continued services of our senior management and other key personnel and our ability to effectively retain and motivate them. Competition for qualified personnel, including management, technical and sales personnel, may increase in a recovering economic environment. Acquisitions and workforce reductions may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following a merger transaction.  Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies.

Interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results.

Our network, network operations centers, central offices, corporate headquarters and those of our third party service providers are vulnerable to damage or interruption from earthquakes, hurricanes and other natural disasters, terrorist attacks, floods, fires, power loss, telecommunications failures, break ins, computer denial of service attacks, computer hackings, computer viruses, worms or other attempts to harm our systems, and similar events. Our ability to provide communications services also could be materially adversely affected by a cable cut, switch failure or other equipment failure along our fiber optic network or along any other fiber optic network on which we lease transmission capacity. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. We may experience service interruptions or system failures in the future. Any service interruption adversely affects our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect. The occurrence of any such network or information system-related events or security breaches could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our business depends on effective business support systems and processes.

Our business relies on our data, billing and other operational and financial reporting and control systems. To effectively manage our technical support infrastructure we will need to continue to maintain our data, billing, and other operational and financial systems, procedures and controls, which can be costly. We have experienced system failures from time to time, and any interruption in the availability of our business support systems, in particular our billing system, could result in an immediate, and possibly substantial, loss of revenues. Frequent or persistent system failures could cause customers to believe our systems are unreliable, leading them to switch to our competitors and could permanently harm our reputation.

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

We may not be able to protect our intellectual property.

We regard our EarthLink Business trademark as a valuable asset to our business. Additionally, our service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information.  We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our trademarks and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

From time to time, third parties have alleged that we infringe on their intellectual property rights. We may be unaware of filed patent applications and of issued patents that could be related to our products and services.  Some of the largest communications providers, such as AT&T, Sprint Nextel and Verizon Communications, have substantial patent holdings. These providers have successfully asserted their claims against some communications companies, and have filed pending lawsuits against various competitive carriers.  We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. None of these claims has had an adverse effect on our ability to market and sell and support our services. Such claims, whether or not meritorious, are time-consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations. Any of these events could result in increases in operating expenses or could limit or reduce the number of our service offerings.

If we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects.

We are currently a party to various legal actions, including patent litigation and legal proceedings regarding the use of rights-of-way for our network. Defending against these lawsuits may involve significant expense and diversion of management’s attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our results of operations.

We also expect to continue to be subject to the risks associated with the resolution of various third-party disputes, lawsuits, arbitrations and proceedings affecting our business.  The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996, the evolution of telecommunications infrastructure from time-division multiplexing to Internet Protocol, and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressures have resulted in the involvement of numerous industry participants in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to our financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, treatment of different categories of traffic (for example, traffic originated or terminated on wireless or VoIP), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to us, the prices we will pay for those services and facilities, and the regulatory treatment of new technologies and services.

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry.

As of December 31, 2010, we had $325.0 million outstanding principal amount of 10.5% senior secured notes due 2016 (the “Notes”). Our indebtedness could have important consequences to us. For example, it could:

•                  require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our business activities;

•                  limit our ability to secure additional financing, if necessary;

•                  increase our vulnerability to general adverse economic and industry conditions; and

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.

The indenture that governs the Notes impose operating and financial restrictions that limit our discretion on some business matters, which could make it more difficult for us to expand, finance our operations and engage in other business activities that may be in our interest. These restrictions include compliance with or maintenance of specified financial tests and ratios and will limit our ability to sell assets; incur or guarantee additional indebtedness; incur certain liens; make loans and investments; enter into agreements restricting subsidiaries’ ability to pay dividends; consolidate, merge or sell all or substantially all of their assets; and enter into transactions with affiliates.

We may incur indebtedness in addition to the foregoing indebtedness. Any additional indebtedness we may incur in the future may subject us to similar or even more restrictive conditions. Our ability to make payments on or to refinance our indebtedness will depend on our ability in the future to generate cash flows from operations, which is subject to all the risks of our business. We may not be able to generate sufficient cash flows from operations for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.

We are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink’s performance.

We are fundamentally affected by our relationship with EarthLink.  As a wholly-owned subsidiary of EarthLink, we are managed by officers and employees of EarthLink and we are subject to a wide range of possible strategic decisions that EarthLink may make from time to time.  Those strategic decisions could include the level and types of financing we provide to support the business of EarthLink and its subsidiaries, subject to the terms of the indenture governing the Notes, and the level and types of transactional or other support made available to us by EarthLink.  In addition, circumstances affecting EarthLink can significantly affect us.  Significant changes in EarthLink’s strategy or in its relationship with us or material adverse changes in the performance of EarthLink or its other subsidiaries could have a material adverse effect on us.  The outstanding debt and other securities of ours are not obligations of EarthLink or other EarthLink subsidiaries.

As a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties.

The arrangements and agreements between us and EarthLink may have different terms and provisions than would have been negotiated by independent, unrelated parties.  Conflicts of interest could arise relating to the nature, quality and pricing of services or products provided by us to EarthLink or by EarthLink to us, any payment of dividends by us to EarthLink, any prepayment of the borrowings by us from EarthLink and general issues relating to maintaining or increasing our profitability.  The terms of the indenture governing our Notes require that transactions we enter into with EarthLink and its other affiliates be conducted on an arm’s length basis; however, there can be no assurance that the terms of these arrangements are the same as would be negotiated between independent, unrelated parties.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

We own and lease several corporate offices, sales offices, switch sites, colocation sites, and other facilities across our nationwide service area. We lease office space for various functions in Anniston and Huntsville, Alabama and in Raleigh, North Carolina, and we lease multiple branch office locations in the southeast under leases that expire on various dates through 2016. We own an administrative office in Arab, Alabama.

We have constructed and own a multi-service facility in Anniston, Alabama, which functions as a centralized network operations and switch control center for our network and as an operator services center.

We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for our voice switch sites in cities in Florida, Georgia, Mississippi, North Carolina and South Carolina. The leases for these switch sites expire on various dates from 2011 to 2018. As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southeastern United States.

We believe our facilities are suitable and adequate for our business operations. For additional information regarding our obligations under property leases, see Note 13, “Commitments and Contingencies,” in our Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We are a party to numerous regulatory proceedings affecting the segments of the communications industry in which we operate, including regulatory proceedings before various state public utility commissions and the FCC, particularly in connection with actions by AT&T, and other incumbent local telephone companies. Some of these proceedings are discussed above under “Business—Regulatory Environment.” We anticipate that these companies will continue to pursue arbitration, litigation, regulation and legislation in states within our primary eight-state market to reduce regulatory oversight and state regulation over their rates and operations. These companies also are actively pursuing major changes in the federal communications laws through litigation and legislation that would adversely affect competitive carriers, including us. We may not succeed in our challenges to these or other similar actions that would prevent or deter us from successfully competing with the incumbent carriers.

We are also a party to various legal proceedings that are ordinary and incidental to our business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on our results of operations or financial position.

Item 4.  [Removed and reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

All of our common stock is owned by EarthLink. As a result, there is no established public market for our common stock. Prior to EarthLink’s acquisition of us, our common stock was traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “ITCD.OB.”

The indenture governing our Notes contains covenants that limit our ability, and the ability of our restricted subsidiaries, to pay dividends on our capital stock.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instructions (I)(1)(a) and (b) of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Annual Report on Form 10-K include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that we may not be able to execute our business strategy, which could adversely impact our results of operations and cash flows; (2) that the continuing effects of adverse economic conditions could harm our business; (3) that if we do not continue to innovate and provide products and services that are useful to customers, we may not remain competitive, and our revenues and operating results could suffer; (4) that we face significant competition that could reduce our profitability; (5) that we may not be able to compete effectively if we are unable to install additional network equipment or convert our network to more advanced technology; (6) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (7) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (8) that decisions by the Federal Communications Commission relieving incumbent telephone companies of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (9) that our wholesale services, including our broadband transport services, continue to be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors; (10) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (11) that we have experienced and may continue to experience reductions in switched access and reciprocal compensation revenue; (12) that our inability to maintain our network infrastructure, portions of which we do not own, could adversely affect our operating results; (13) that if we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (14) that government regulations could adversely affect our business or force us to change our business practices; (15) that we may be unable to retain sufficient qualified personnel, which could adversely affect us; (16) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (17) that our business depends on effective business support systems and processes; (18) that we may not be able to protect our intellectual property; (19) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (20) that if we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (21) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (22) that we are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink’s performance; (23) that as a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties. These risks and uncertainties are described in greater detail in Item 1A of Part I, “Risk Factors.”

Overview

ITC^DeltaCom, Inc., together with its wholly-owned subsidiaries, provides integrated communications services in the southeastern United States. We deliver a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. We also sell customer premises equipment to our business customers. We offer these services primarily over our 14-state fiber optic network. Our fiber optic network provides us with extra transmission capacity that we also sell to other communications providers on a wholesale basis.

In December 2010, we were acquired by EarthLink, Inc. (“EarthLink”) for $3.00 per share, with ITC^DeltaCom, Inc. surviving as a wholly-owned subsidiary of EarthLink. Subsequent to the acquisition, our integrated communication services were rebranded as EarthLink Business and our wholesale services were rebranded as Interstate FiberNet, an EarthLink Business company.

Revenue Sources

We derive revenues from providing integrated communications services, wholesale services and equipment sales and related services. Our five largest retail customers combined represented 6.0%, 6.6% and 7.1% of our total revenues during the years ended December 31, 2008 and 2009 and the combined year ended December 31, 2010, respectively. One retail customer represented 3.1%, 3.0% and 3.2% of our total revenues during the years ended December 31, 2008 and 2009 and the combined year ended December 31, 2010, respectively.

Integrated Communications Services. We deliver integrated voice and data communications services to end-users on a retail basis, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. Revenues primarily consist of monthly recurring fees. Revenues from our integrated communications services were approximately 83%, 84% and 82% of our total revenues during the years ended December 31, 2008 and 2009 and the combined year ended December 31, 2010, respectively.

Wholesale Services. We deliver wholesale communications services to other communications businesses. Revenues from these services are generated from sales to a limited number of other communications companies, including incumbent local exchange carriers, competitive local exchange carriers, wireless service providers, cable companies, Internet service providers and other carriers. Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers and local dial tone communications services to other competitive exchange carriers, operator and directory assistance services, and dedicated Internet access services through our IP network and our direct connectivity to the IP networks of other Internet service providers. Our broadband transport services include private line services, Ethernet private line services and wavelength services, which allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network. Revenues consist of fees charged for network services, termination fees, fees for equipment and usage fees. Revenues from our wholesale services were approximately 13%, 13% and 14% of our total revenues during the years ended December 31, 2008 and 2009 and the combined year ended December 31, 2010, respectively.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premises equipment. Revenues from these services, which are primarily generated from sales to our integrated communications services customers, were approximately 4%, 3% and 4% of our total revenues during the years ended December 31, 2008 and 2009 and the combined year ended December 31, 2010, respectively.

Trends in our Business

We operate in the communications industry, which is characterized by industry consolidation, an evolving regulatory environment, the emergence of new technologies and intense competition. We sell our services to end user business customers and to wholesale customers. Our wholesale customers consist primarily of telecommunications carriers and network resellers. Our business has become more focused on end users as a result of consolidation in the telecommunications industry. We have continued to experience adverse trends related to our wholesale service offerings which have resulted primarily from a reduction in rates charged to our customers due to overcapacity in the broadband services business and from service cancellations by some customers. In addition, merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business.

Our business customers are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on billable minutes of use and on customer attrition rates, and have resulted in and may continue to result in increased customer demands for price reductions in connection with contract renewals. We have experienced pressure on revenue and operating expenses for our business services as a result of current economic conditions, including increased subscriber acquisition and retention costs necessary to attract and retain subscribers.

Acquisition

In December 2010, we entered into an agreement to acquire Saturn Telecommunication Services Inc. (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom currently operates a sophisticated voice-over-IP (“VoIP”) platform, for approximately $28.0 million of cash. We plan to leverage STS Telecom’s expertise in managed hosted VoIP on a nationwide basis as part of our VoIP offerings.  The completion of the acquisition is subject to customary closing conditions and approvals.

Results of Operations

On December 8, 2010, we were acquired by EarthLink. The accounting for the acquisition has been “pushed-down” in our consolidated financial statements. Due to EarthLink’s acquisition of us, the financial results have been presented separately for the “Predecessor Entity” period, January 1, 2010 through December 7, 2010, and for the “Successor Entity” period, December 8, 2010 through December 31, 2010. To allow comparison of our results, we combined these periods into a year period from January 1, 2010 through December 31, 2010. Our discussions below will refer to this combined period to compare to the prior periods as we feel this provides useful and more accurate comparisons. However, due to adjustments to our assets and liabilities in connection with purchase accounting, results from the Successor Entity and Predecessor Entity combined may not be indicative of our future results. This combination is not a U.S. GAAP measure and it is only provided to allow the reader to more easily compare the results of the operations for the periods presented.

The following table sets forth statement of operations data for the years ended December 31, 2008 and 2009 (in thousands):

	Predecessor Entity		Change Between
	Year Ended December 31,		2008 and 2009
	2008	2009	Amount	%

Revenues:
Integrated communications services	$413,981	$394,156	$(19,825)	-5%
Wholesale services	65,798	59,401	(6,397)	-10%
Equipment sales and related services	18,084	15,767	(2,317)	-13%
Total revenues	497,863	469,324	(28,539)	-6%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	232,899	212,630	(20,269)	-9%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	183,123	171,579	(11,544)	-6%
Depreciation and amortization	73,514	69,064	(4,450)	-6%
Total operating costs and expenses	489,536	453,273	(36,263)	-7%

Income from operations	8,327	16,051	7,724	93%
Interest expense and other, net	(31,224)	(27,026)	4,198	-13%
Net loss	$(22,897)	$(10,975)	$11,922	-52%

The following table sets forth statement of operations data for the years ended December 31, 2009 and 2010 (in thousands):

	Predecessor Entity		Sucessor Entity
		January 1	December 8	Combined	Change Between
	Year Ended	through	through	Year Ended	2009 and
	December 31,	December 7,	December 31,	December 31,	Combined 2010
	2009	2010	2010	2010	Amount	%

Revenues:
Integrated communications services	$394,156	$341,896	$21,206	$363,102	$(31,054)	-8%
Wholesale services	59,401	58,003	4,267	62,270	2,869	5%
Equipment sales and related services	15,767	14,947	1,130	16,077	310	2%
Total revenues	469,324	414,846	26,603	441,449	(27,875)	-6%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shownseparately below)	212,630	185,273	12,974	198,247	(14,383)	-7%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	171,579	150,838	10,260	161,098	(10,481)	-6%
Depreciation and amortization	69,064	52,339	4,885	57,224	(11,840)	-17%
Acquisition-related costs	—	7,987	6,765	14,752	14,752	*
Total operating costs and expenses	453,273	396,437	34,884	431,321	(21,952)	-5%

Income (loss) from operations	16,051	18,409	(8,281)	10,128	(5,923)	-37%
Interest expense and other, net	(27,026)	(29,118)	(2,089)	(31,207)	(4,181)	15%
Write-off of debt discount and issuance cost	—	(7,948)	—	(7,948)	(7,948)	*
Loss before income taxes	(10,975)	(18,657)	(10,370)	(29,027)	(18,052)	164%
Income tax benefit	—	604	—	604	604	*
Net loss	$(10,975)	$(18,053)	$(10,370)	$(28,423)	$(17,448)	159%

* Not meaningful

Information About Our Business

The following table presents information about our business as of the dates indicated.

	As of December 31, 2008	As of December 31, 2009	As of December 31, 2010
Colocations (1)	268	279	294
Voice and data switches, Nortel Call Server 2000 IP, Nortel DMS500 and Alcatel-Lucent 5E	21	20	20
Number of employees (2)	1,565	1,398	1,326

(1)                  Two colocations in the same physical facility are reflected as one location.

(2)                  Includes full-time and part-time employees.

The following table presents, information about the telephone access lines we installed for and sold to our customers who purchase our integrated communications services and our wholesale services as of December 31, 2008, 2009 and 2010.

	As of December 31, 2008	As of December 31, 2009	As of December 31, 2010
Retail business voice lines in service(1)
UNE-T and other UNE lines(2)	369,496	367,403	370,833
Resale and UNE-P lines(3)	62,629	51,602	43,385

Total retail voice lines in service	432,125	419,005	414,218
Wholesale lines in service(4)	26,151	8,004	6,279

Total business lines in service(5)	458,276	427,009	420,497

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

Revenues

Total revenues decreased $28.5 million, or 6%, from $497.9 million during the year ended December 31, 2008 to $469.3 million during the year ended December 31, 2009. Total revenues decreased $27.9 million, or 6%, from $469.3 million during the year ended December 31, 2009 to $441.4 million during the combined year ended December 31, 2010. During the years ended December 31, 2009 and 2010, we experienced declining business demand and competitive pricing pressures that have adversely affected most of our markets and products. These conditions have negatively affected our operations by accelerating attrition of retail customers that have sustained business declines and that exhibit increased cost sensitivity and by slowing the rate at which we add new customers.

Integrated communications services. Revenues from our integrated communications services decreased $19.8 million, or 5%, from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease resulted from decreases in local and mobile service and bundled revenues, long distance services revenues, data revenues, and revenue generated by access billings to other carriers. Our local services revenues decreased due to a net decrease in billable lines. Long distance services revenues decreased due to a decline in our average rate per billable minute. We also experienced increased competition in long distance services from VoIP and wireless competitive offerings. We expect additional declines in our revenues from long distance services in 2011 because of the foregoing factors and because we will continue to emphasize other service offerings that generate fixed monthly recurring service charges.  We expect that pricing pressure on long distance services revenues will continue to have a negative impact on our long distance services and revenues in 2011.

Revenues from our integrated communications services decreased $31.1 million, or 7.9%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. The decrease resulted from decreases in local and bundled revenues, data revenues, long distance services revenues and revenue generated by access billings to other carriers. These decreases were minimally offset by an increase in mobile revenue.

We experienced a decrease of approximately 2,100 facilities-based local lines and a decrease of approximately 11,000 resale and UNE-P lines from December 31, 2008 to December 31, 2009, for a net decrease of 3%, or 13,100, total lines. We experienced an increase of approximately 3,400 facilities-based local lines and a decrease of approximately 8,200 resale and UNE-P lines from December 31, 2009 to December 31, 2010, for a net decrease of 1%, or 4,800, total lines. We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and UNE-P services. Approximately 86%, 88% and 90% of our retail business lines were provided on our own network during the years ended December 31, 2008, 2009 and 2010, respectively.

Wholesale services. Revenues from our wholesale services decreased $6.4 million, or 9.7%, from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease was primarily attributable to a decline in broadband transport services revenues, a decline in local interconnection revenues primarily associated with our dial-up Internet access business and a decline in our operator and directory assistance revenues.

Revenues from our wholesale services increased $2.9 million, or 4.8%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. The increase was primarily attributable to an increase in broadband transport services revenues. The increase in broadband transport service revenues resulted from actions on our part to secure our customer relationships in which we entered into new contracts with utilities to acquire facilities for our use in serving our customers and canceled contracts with the utilities to market their facilities to our customers. Partially offsetting this increase was a decrease in local interconnection revenues resulting from a decrease in local interconnection lines and a decrease in operator and directory assistance revenues.

Equipment sales and related services. Revenues from communication equipment sales and related services decreased $2.3 million, or 12.7%, from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease resulted from reduced demand for telephone systems. Revenues from communication equipment sales and related services increased $0.3 million, or 2.0%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. The increase resulted from increase demand for telephone systems.

Cost of revenues

Cost of revenues includes costs directly associated with providing services to our customers. Cost of revenues primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the costs of equipment sold to customers for use with our services. We utilize other carriers to provide services where we do not have facilities. We utilize a number of different carriers to terminate our long distance calls outside the southeastern United States. The provision of local services over our network generally reduces the amounts we otherwise would be required to pay to other telephone companies to use their networks and facilities in order to provide local services.

Total cost of revenues decreased $20.3 million, or 9%, from the year ended December 31, 2008 to the year ended December 31, 2009 and decreased as a percent of revenues from 47% during the year ended December 31, 2008 to 45% during the year ended December 31, 2009. The reduction in cost of revenues both in absolute terms and as a percentage of total revenues reflected the implementation of various cost-saving initiatives and a reduction in demand for our services. These cost-saving initiatives include capital investments in our network to reduce the amount we pay other telephone companies to use their networks and facilities, renegotiation of our contracts, implementation of new DS1 and DS0 central office colocations with AT&T, audits of invoices, and use of alternative local providers, market profitability analysis and least-cost routing of interexchange carrier calls. Also contributing to the decrease was a decrease in the cost of revenues associated with equipment sales and related services.

Total cost of revenues decreased $14.4 million, or 7%, from the year ended December 31, 2009 to the combined year ended December 31, 2010, but remained constant at 45% percent of total revenues. The decrease in cost of revenues was the result of a reduction in demand for our services, an increase in disputed billings which we successfully resolved and the continued implementation of our cost-saving initiatives. The effects of these initiatives were partially offset by the increased cost of new facilities required to support services to new and existing customers for our integrated communications services.

Selling, general and administrative expense

Selling, general and administrative expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration.

Selling, general and administrative expense decreased $11.5 million, or 6.3%, from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease was primarily attributable to decreases in cash compensation, employee benefits, data processing and other corporate overhead expenses, professional fees, facilities and maintenance costs and property taxes. These decreases were partially offset by increases in bad debt expense and non-cash stock-based compensation expense.  We experienced a reduction in the total number of our employees from 1,565 as of December 31, 2008 to 1,398 as of December 31, 2009. The reductions were due primarily to voluntary attrition in full-time positions occurring over the year.

Selling, general and administrative expense decreased $10.5 million, or 6.1%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. The decrease was primarily attributable to decreases in outside commissions, cash compensation, professional fees, bad debt expense, data processing, insurance and property taxes. The decreases were partially offset by increases in non-cash compensation, employee benefits and administration and facilities and other corporate overhead expenses.  We experienced a reduction in the total number of our employees from 1,398 as of December 31, 2009 to 1,326 as of December 31, 2010. The reductions were due primarily to voluntary attrition in full-time positions occurring over the year. We have automated various provisioning functions and operations formerly conducted by employees in some of those positions. As a result of the decline in business demand for our services, we experienced attrition in sales positions in some markets.

Depreciation and amortization

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the various asset classes. Definite-lived intangible assets, which primarily consist of customer relationships, developed technology and trade names, are amortized on a straight-line basis over their estimated useful lives, which range from three to six years.

Depreciation and amortization expense decreased $4.5 million, or 6%, from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease was primarily due to property and equipment becoming fully depreciated over the past year. Depreciation and amortization expense decreased $11.8 million, or 17%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. Depreciation expense on equipment assets which were impaired in December 2004 and depreciated thereafter on a five-year remaining life basis caused the decline in depreciation expense beginning in the combined year ended December 31, 2010 and thereafter as compared to depreciation expense for the year ended December 31, 2009. Depreciation and amortization expense for future years will be impacted by the recognition of our property and equipment and definite-lived intangible assets at fair values through purchase accounting for EarthLink’s acquisition of us.

Acquisition-related costs

Acquisition-related costs consist of external costs directly related to EarthLink’s acquisition of us, such as advisory, legal, accounting, valuation and other professional fees. Acquisition-related costs during the combined year ended December 31, 2010 also include stock-based compensation expenses and employee severance and benefit costs. Stock-based compensation expense included in acquisition-related costs resulted from cash paid to settle stock-based awards attributable to postcombination service. Acquisition-related costs of $14.8 million during the year ended December 31, 2010 consisted of $8.0 million of transaction costs, $2.1 million of stock-based compensation and $4.7 million of severance and retention.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”); interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

Interest expense and other, net, decreased $4.2 million, or 13%, from the year ended December 31, 2008 to the year ended December 31, 2009. The decrease was attributable to reductions in the weighted average interest rates that accrued on our outstanding borrowings. As of December 31, 2009, our overall weighted average annual interest rate (excluding deferred financing costs and including debt discount) was 5.1% compared to 8.7% as of December 31, 2008.

Interest expense and other, net, increased $4.2 million, or 15%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. The increase was attributable to an increase in the weighted average interest rates that accrued on our outstanding borrowings. As of December 31, 2010, our overall weighted average annual interest rate (including premium on debt) was 9.7% compared to 5.1% as of December 31, 2009. As a result of EarthLink’s acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes, which will cause future interest expense to decrease.

Write-off debt issuance cost and discount

The write-off of debt issuance cost and discount of $7.9 million during the combined year ended December 31, 2010 was a result of the issuance of the Notes in April 2010 and the retirement of our first and second lien facilities.

Income Tax Benefit

We recorded an income tax benefit of $0.6 million during the combined year ended December 31, 2010. We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against deferred tax assets, as we are unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

To the extent we report income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes. Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to certain transactions such as equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the years ended December 31, 2008, 2009 and 2010:

	Predecessor Entity			Successor Entity
			January 1,	December 8,
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 7,	December 31,
	2008	2009	2010	2010

Net loss	$(22,897)	$(10,975)	$(18,053)	$(10,370)
Non-cash items	78,101	74,025	67,965	4,670
Changes in working capital	7,456	5,852	(2,707)	562
Net cash provided by (used in) operating activities	$62,660	$68,902	$47,205	$(5,138)

Net cash used in investing activities	$(69,517)	$(54,655)	$(53,787)	$(20,514)

Net cash provided by (used in) financing activities	$6,035	$(3,144)	$(1,967)	$10,000

Operating activities

Cash provided by operating activities was $62.7 million, $68.9 million and $42.1 million during the years ended December 31, 2008 and 2009 and the combined year ended December 31, 2010, respectively. Cash provided by operating activities increased during the year ended December 31, 2009 compared to the prior year primarily due to a decrease in total operating costs and expenses. The decrease in total operating costs and expenses was the result of reduced demand for our services as well as cost-saving initiatives. Cash provided by operating activities decreased during the combined year ended December 31, 2010 compared to the prior year primarily due to payments for severance and benefits and payments for investment advisory and other professional fees in connection with EarthLink’s acquisition of us. Also contributing to the decrease in cash provided by operating activities was a decrease in total revenues.

Investing activities

Cash used for investing activities was $69.5 million during the year ended December 31, 2008. This primarily consisted of $64.8 million of capital expenditures and $5.4 million net cash used for short-term investments. Cash used for investing activities was $54.7 million during the year ended December 31, 2009. This primarily consisted of $56.7 million of capital expenditures, partially offset by $3.3 million of payments received from sales of short-term investments. Cash used for investing activities was $74.3 million during the combined year ended December 31, 2010. This primarily consisted of $65.4 million of capital expenditures and $9.1 million of cash paid to settle stock-based awards in connection with EarthLink’s acquisition of us. This was partially offset by $1.7 million received from the sale of short-term investments.

Financing activities

Cash provided by financing activities was $6.0 million during the year ended December 31, 2008. This was due to proceeds of $29.9 million from our rights offering of common stock, net of issuance costs, and proceeds of $8.5 million from our issuance of long-term debt through draws on our revolving credit facility. These proceeds were offset by $30.1 million used to redeem 300,842 shares of our Series H preferred stock and $2.3 million used for repayment of long-term debt and other long-term obligations. On January 29, 2008, pursuant to our agreement with the purchasers of the Series H preferred stock, we completed a rights offering for our common stock in which we received gross proceeds of approximately $30.1 million. A total of 300,842 shares of Series H preferred stock were redeemed with these proceeds, and the remaining 111,373 shares of Series H preferred stock were converted into common stock.

Cash used by financing activities was $3.1 million during the year ended December 31, 2009. This was due to repayment of long-term debt and other long-term obligations.

Cash provided by financing activities was $8.0 million during the combined year ended December 31, 2010. This consisted of $308.2 million received from issuance of the Notes and $10.0 million received from stock issued to EarthLink. This was offset by $308.1 million of cash used for repayment of long-term debt and other long-term obligations. We also paid $2.1 million for taxes of vested restricted stock units.

Indebtedness

As of December 31, 2010, we had outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due April 1, 2016. As a result of EarthLink’s acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting $26.3 million debt premium is being amortized over the remaining life of the Notes. As of December 31, 2010, including the premium, this indebtedness had an overall weighted average interest rate of 9.7%.

Senior Secured Notes. In connection with our April 9, 2010 bond issue, we issued bonds with a senior secured interest. We sold the notes at an offering price of 97.857% of the principal amount of the notes. We applied the gross proceeds of approximately $318.0 million we received from the sale of the notes to repay $305.5 million aggregate amount of indebtedness, including all principal and accrued and unpaid interest, outstanding under our first lien and second lien senior secured credit facility and our former revolving credit facility, which were terminated. We used approximately $10 million of the offering proceeds, to pay offering fees and expenses, including fees incurred in our exchange offer completed on July 29, 2010, and the remainder for general corporate purposes. For a description of the terms of the Notes, see Note 8, “Debt,” in our Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K.

Compliance With Financial Covenants. We were in compliance with all of the financial covenants under our credit facilities as of December 31, 2010.

Future Uses of Cash and Funding Sources

Uses of Cash

We expect to use cash of approximately $28.0 million upon closing of our acquisition of STS Telecom in the first half of 2011. We believe that to remain competitive with much larger telecommunications companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We expect to use cash related to our outstanding indebtedness, including payments for interest. We also expect to use cash for required payment of wages and salaries to employees, purchase of network capacity and access under contracts, and payment of fees for other goods and services, including maintenance and commission payments. Although we are parties to legally binding contracts requiring payment for these goods and services, the actual amounts of such payments are contingent upon such factors as volume and/or variable rates that are uncertain or unknown as of December 31, 2010. We are obligated under contracts for network facilities and access that require us to pay a penalty, acquire equipment specific to us or purchase contract specific equipment, as defined by each contract, if we terminate the contract without cause prior to its expiration date. Because these payment obligations are contingent on our termination of the contract, no obligation will exist unless such a termination occurs.

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the pricing of our services, and the level of resources used for our sales and marketing activities, among others.

Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the years ended December 31, 2008 and 2009 and the combined year ended December 31, 2010, we generated $62.7 million, $68.9 million and $42.1 million in cash from operations, respectively. As of December 31, 2010, we had $43.6 million in cash and cash equivalents. During the year ended December 31, 2008, we also received $8.5 million of borrowings under our revolving credit facility.

We believe that our cash on hand and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, fund business acquisitions, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing or the issuance of equity securities to address such contingencies or changes to our business plan or to complete acquisitions of other businesses. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt or equity financing, which would be subject to limitations imposed by covenants contained in our Notes and which would be negatively affected by adverse developments in the credit and capital markets.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commitments

As of December 31, 2010, we had the following contractual commitments:

		Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Senior secured notes (1)	$325,000	$—	$—	$—	$325,000
Interest on debt (2)	179,156	34,125	68,250	68,250	8,531
Operating leases (3)	57,176	13,795	21,997	11,054	10,330
Purchase obligations (4)	4,500	4,500	—	—	—
	$565,832	$52,420	$90,247	$79,304	$343,861

(1)         Includes the principal amount of our long-term debt, which is also included in our consolidated balance sheet.

(2)         Includes the interest payments related to our long-term debt. Amounts are fixed at 10.5% for the life of the Notes.

(3)         Includes our noncancelable operating leases. We were not a party to any capital leases as of December 31, 2010.

(4)         Primarily includes purchase obligations pursuant to which we are required to make minimum payments for goods and services, including obligations related to marketing, maintenance, technology and other third-party services.

We have $17.6 million of uncertain tax positions. Of this amount, $15.9 million would reduce prior net operating losses if assessed. Of the $1.7 million reflected on the balance sheet, $1.3 million would result in tax payments, $0.3 million would be offset by net operating losses and $0.1 million relates to interest and penalties.

Of the total uncertain tax positions, none is expected to reverse within the next twelve months.

In addition to the contractual obligations shown above, we have significant cash obligations that are not included in the table. Such obligations include required payment of wages and salaries to employees, purchase of network capacity and access under contracts, and payment of fees for other goods and services, including maintenance and commission payments. In addition, we are also required to provide matching funds in connection with our federal stimulus grant under the American Recovery and Reinvestment Act through the Broadband Technology Opportunity program. Although we are parties to legally binding contracts requiring payment for these goods and services, the actual amounts of such payments are contingent upon such factors as volume and/or variable rates that are uncertain or unknown as of December 31, 2010. We are obligated under contracts for network facilities and access that require us to pay a penalty, acquire equipment specific to us or purchase contract specific equipment, as defined by each contract, if we terminate the contract without cause prior to its expiration date. Because these payment obligations are contingent on our termination of the contract, no obligation will exist unless such a termination occurs.

See Note 13, “Commitment and Contingencies,” in our Notes to Consolidated Financial Statements included in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding our debt and operating leases.

Critical Accounting Policies and Estimates

Set forth below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgments, uncertainties and/or estimates. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during a reporting period; however, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Information regarding our other accounting policies is included in the Notes to our Consolidated Financial Statements.

Revenue Recognition

We generate recurring or multi-year operating revenues, as well as non-recurring operating revenues. We recognize operating revenues when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. We base our determination of the third and fourth criteria above on our judgment regarding the fixed nature of the fees we have charged for the services rendered and products delivered, and the prospects that those fees will be collected. If changes in conditions should cause us to determine that these criteria likely will not be met for future transactions, revenue recognized for any reporting period could be materially adversely affected.

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

Recoverability of noncurrent assets

Goodwill and indefinite-lived intangible assets

We test goodwill and indefinite-lived intangible assets for impairment at least annually. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite-lived intangible assets might be permanently impaired.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.  We determined we are one reporting unit for goodwill testing. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates, growth rates and other assumptions.  Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment or impact the amount of the impairment.

Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. The first step of the impairment test involves comparing the estimated fair value of our reporting unit with the reporting unit’s carrying amount, including goodwill. We estimate the fair values of our reporting unit primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for the reporting unit is based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts are estimated using a terminal value calculation, which incorporates historical and forecasted financial trends for the reporting unit.

If we determine that the carrying value of a reporting unit exceeds its estimated fair value, we perform a second step. The implied fair value of goodwill is determined in the same manner as utilized to recognize goodwill in a business combination. The implied fair value of goodwill is measured as the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities. Any impairment loss is measured by the amount the carrying value of goodwill exceeded the implied fair value of the goodwill.

Long-lived assets

For noncurrent assets such as property and equipment and definite-lived intangible assets, we perform tests of impairment when certain events or changes in circumstances indicate that the carrying amount may not be recoverable. Our tests involve critical estimates reflecting management’s best assumptions and estimates related to, among other factors, subscriber additions, churn, prices, marketing spending, operating costs and capital spending. Significant judgment is involved in estimating these factors, and they include inherent uncertainties. Management periodically evaluates and updates the estimates based on the conditions that influence these factors. The variability of these factors depends on a number of conditions, including uncertainty about future events, and thus our accounting estimates may change from period to period. If other assumptions and estimates had been used in the current period, the balances for noncurrent assets could have been materially impacted. Furthermore, if management uses different assumptions or if different conditions occur in future periods, future operating results could be materially impacted.

Business Combinations

We recognize separately from goodwill the assets acquired and the liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to our consolidated statements of operations.

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, obligations assumed and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired include but are not limited to:

•                  future expected cash flows from customer contracts and acquired developed technologies and patents;

•                  the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio; and

•                  discount rates.

Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

For a given acquisition, we may identify certain pre-acquisition contingencies as of the acquisition date and may extend our review and evaluation of these pre-acquisition contingencies throughout the measurement period (up to one year from the acquisition date) in order to obtain sufficient information to assess whether we include these contingencies as a part of the purchase price allocation and, if so, to determine their estimated amounts.

If we determine that a pre-acquisition contingency (non-income tax related) is probable in nature and estimable as of the acquisition date, we record our best estimate for such a contingency as a part of the preliminary purchase price allocation. We often continue to gather information for and evaluate our pre-acquisition contingencies throughout the measurement period and if we make changes to the amounts recorded or if we identify additional pre-acquisition contingencies during the measurement period, such amounts will be included in the purchase price allocation during the measurement period and, subsequently, in our results of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date and we reevaluate these items quarterly with any adjustments to our preliminary estimates being recorded to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated values. Subsequent to the measurement period or our final determination of the uncertain tax positions estimated value or tax related valuation allowances, changes to these uncertain tax positions’ and tax related valuation allowances will affect our provision for income taxes in our consolidated statement of operations and could have a material impact on our results of operations and financial position.

Cost of Revenues

Cost of revenues includes direct expenses associated with providing services to our customers and the cost of equipment sold. These costs include the cost of leasing facilities from incumbent local exchange carriers and other telecommunications providers that provide us with access connections to our customers, to some components of our network facilities, and between our various facilities. In addition, we use other carriers to provide services where we do not have facilities. We use a number of different carriers to terminate our long distance calls outside the southern United States. These costs are expensed as incurred. Some of these expenses are billed in advance and some expenses are billed in arrears. Accordingly, we are required to accrue for expected expenses irrespective of whether these expenses have been billed. We use internal management information to support these required accruals. Experience indicates that the invoices that are received from other telecommunications providers are often subject to significant billing disputes. We typically accrue for all invoiced amounts unless there are contractual, tariff or operational data that clearly indicate support for the billing dispute. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues surrounding the vendor relationships. We maintain reserves for any anticipated exposure associated with these billing disputes. We believe our reserves are adequate. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time it historically has required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on revenue recognition. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and to modify the manner in which the transaction consideration is allocated across the separately identifiable deliverables and how revenue is recognized. The new guidance also significantly expands the disclosure requirements for multiple-element arrangements. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of the new guidance to have a material impact on our financial statements.

In December 2010, the FASB issued new guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of the new guidance to have a material impact on our financial statements.

Also in December 2010, the FASB issued new guidance on disclosure of supplementary pro forma financial information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect the adoption of the new guidance to have a material impact on our financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk with respect to our senior secured notes due April 1, 2016 (the “Notes”). The fair value of these notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. the Notes bear interest at a fixed rate of 10.5% per year until April 1, 2016. As of December 31, 2010, the fair value of the ITC^DeltaCom Notes was approximately $352.6 million, based on quoted market prices.

Item 8. Financial Statements And Supplementary Data.

ITC^DELTACOM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of December 31, 2009 and 2010	43

Consolidated Statements of Operations for the years ended December 31, 2008 and 2009 and the period January 1, 2010 through December 7, 2010 (Predecessor Periods) and the period December 8, 2010 through December 31, 2010 (Successor Period)	44

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2008 and 2009 and the period January 1, 2010 through December 7, 2010 (Predecessor Periods) and the period December 8, 2010 through December 31, 2010 (Successor Period)	45

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2009 and the period January 1, 2010 through December 7, 2010 (Predecessor Periods) and the period December 8, 2010 through December 31, 2010 (Successor Period)	46

Notes to Consolidated Financial Statements	47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholder of ITC^DeltaCom, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of ITC^DeltaCom, Inc. as of December 31, 2010 (Successor) and 2009 (Predecessor) and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the period December 8, 2010 through December 31, 2010 (Successor period) and from January 1, 2010 through December 7, 2010 and for the years ended December 31, 2009 and 2008 (Predecessor periods). In connection with our audits of the financial statements, we also audited the financial statement schedule listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor are we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC^DeltaCom, Inc. at December 31, 2010 (Successor) and 2009 (Predecessor), and the results of its operations and its cash flows for the period December 8, 2010 through December 31, 2010 (Successor period) and from January 1, 2010 through December 7, 2010 and for the years ended December 31, 2009 and 2008 (Predecessor periods), in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, effective December  8, 2010, EarthLink, Inc. acquired all of the outstanding stock of ITC^DeltaCom, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/ BDO USA, LLP

Atlanta, Georgia

March 1, 2011

ITC^DELTACOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	Predecessor	Successor
	Entity	Entity
	As of	As of
	December 31,	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$67,786	$43,585
Short-term investments	1,706	—
Restricted cash	957	2,270
Accounts receivable, net of allowance of $3,631 and $276 as of December 31, 2009 and 2010, respectively	42,835	40,242
Prepaid expenses	5,563	8,494
Receivable due from parent	—	1,292
Other current assets	2,995	4,230
Total current assets	121,842	100,113
Property and equipment, net	201,549	206,988
Purchased intangible assets, net	2,268	129,650
Goodwill	35,109	188,890
Other long-term assets	7,726	170
Total assets	$368,494	$625,811

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,376	$11,734
Accrued payroll and related expenses	9,310	4,053
Other accrued liabilities	35,593	46,467
Deferred revenue	20,578	19,844
Current portion of long-term debt	4,614	—
Total current liabilities	81,471	82,098

Long-term debt	302,059	351,251
Other long-term liabilities	1,688	7,874
Total liabilities	385,218	441,223

Commitments and contingencies (See Note 13)

Stockholders’ equity (deficit):
Common stock, $0.01 par value, 1,000 shares authorized, 150 shares issued and outstanding as of December 31, 2010 (Successor Entity)	—	—
Common stock, $0.01 par value, 350,000,000 shares authorized, 81,674,270 shares issued and outstanding as of December 31, 2009 (Predecessor Entity)	816	—
Additional paid-in capital	728,700	194,958
Accumulated deficit	(746,240)	(10,370)
Total stockholders’ equity (deficit)	(16,724)	184,588
Total liabilities and stockholders’ equity (deficit)	$368,494	$625,811

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity			Successor Entity
			January 1,	December 8,
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 7,	December 31,
	2008	2009	2010	2010

Revenues:
Integrated communications services	$413,981	$394,156	$341,896	$21,206
Wholesale services	65,798	59,401	58,003	4,267
Equipment sales and related services	18,084	15,767	14,947	1,130
Total revenues	497,863	469,324	414,846	26,603

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	232,899	212,630	185,273	12,974
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	183,123	171,579	150,838	10,260
Depreciation and amortization	73,514	69,064	52,339	4,885
Acquisition-related costs	—	—	7,987	6,765
Total operating costs and expenses	489,536	453,273	396,437	34,884

Income (loss) from operations	8,327	16,051	18,409	(8,281)
Write-off of debt discount and issuance cost	—	—	(7,948)	—
Interest expense and other, net	(31,224)	(27,026)	(29,118)	(2,089)
Loss before income taxes	(22,897)	(10,975)	(18,657)	(10,370)
Income tax benefit	—	—	604	—
Net loss	$(22,897)	$(10,975)	$(18,053)	$(10,370)

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands, except share data)

					Accumulated
			Additional		Other	Total	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Loss
Predecessor Entity
Balance as of December 31, 2007	67,114,168	$671	$684,942	$(705,296)	$(4,241)	$(23,924)
Rights offering of common stock	9,928,779	99	29,398	—	—	29,497
Conversion of Series H preferred stock into common stock	3,675,306	37	11,100	—	—	11,137
Deferred compensation	—	—	2,227	—	—	2,227
Amortization of beneficial conversion feature discount on Series H preferred stock	—	—	—	(6,870)	—	(6,870)
Common stock units exercised	148,787	1	(1)	—	—	—
Cash dividends declared and accrued on Series H preferred stock	—	—	—	(202)	—	(202)
Other comprehensive loss	—	—	—	—	(1,369)	(1,369)	$(1,369)
Net loss	—	—	—	(22,897)	—	(22,897)	(22,897)
Total comprehensive loss							$(24,266)
Balance as of December 31, 2008	80,867,040	808	727,666	(735,265)	(5,610)	(12,401)
Deferred compensation	—	—	2,969	—	—	2,969
Change in classification of common stock units to liability	—	—	(1,783)	—	—	(1,783)
Common stock units exercised	807,230	8	(8)	—	—	—
Stock withheld for payment of taxes	—	—	(144)	—	—	(144)
Other comprehensive income	—	—	—	—	5,610	5,610	$5,610
Net loss	—	—	—	(10,975)	—	(10,975)	(10,975)
Total comprehensive loss							$(5,365)
Balance as of December 31, 2009	81,674,270	816	728,700	(746,240)	—	(16,724)
Deferred compensation	—	—	1,898	—	—	1,898
Common stock units exercised	2,155,546	22	(22)	—	—	—
Stock withheld for payment of taxes	—	—	(2,128)	—	—	(2,128)
Net loss	—	—	—	(18,053)	—	(18,053)	$(18,053)
Acquisition transactions	(83,829,816)	(838)	(728,448)	764,293	—	35,007	—
Total comprehensive loss							$(18,053)
Balance as of December 7, 2010	—	$—	$—	$—	$—	$—

Successor Entity
Push-down accounting adjustment related to valuation allowance	—	$—	$(66,531)	$—	$—	$(66,531)
Acquisition transactions	100	—	251,489	—	—	251,489
Issuance of common stock	50	—	10,000	—	—	10,000
Net loss	—	—	—	(10,370)	—	(10,370)	$(10,370)
Total comprehensive loss							$(10,370)
Balance as of December 31, 2010	150	$—	$194,958	$(10,370)	$—	$184,588

The accompanying notes are an integral part of these consolidated financial statements

ITC^DELTACOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity			Successor Entity
			January 1,	December 8,
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 7,	December 31,
	2008	2009	2010	2010

Cash flows from operating activities:
Net loss	$(22,897)	$(10,975)	$(18,053)	$(10,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	73,514	69,064	52,339	4,885
Stock-based compensation	2,227	2,969	5,382	109
Amortization of debt discount, premium and issuance costs	2,441	2,419	2,521	(269)
Write-off of debt discount and issuance costs	—	—	7,948	—
Gain on sale of fixed assets	(81)	(427)	(225)	(2)
Other operating activities	—	—	—	(53)
Decrease in accounts receivable, net	4,765	8,643	3,276	(571)
(Increase) decrease in prepaid expenses and other assets	(147)	262	(8,897)	(1,034)
Increase (decrease) in accounts payable and accrued and other liabilities	2,637	(1,863)	3,125	227
Increase (decrease) in deferred revenue	201	(1,190)	(211)	1,940
Net cash provided by (used in) operating activities	62,660	68,902	47,205	(5,138)

Cash flows from investing activities:
Payments for precombination stock awards	—	—	—	(9,062)
Purchases of property and equipment	(64,776)	(56,679)	(54,913)	(10,517)
Proceeds received from sale of fixed assets	1,284	435	691	2
Redesignation of cash equivalent to short-term investments	(25,416)	—	—	—
Sales of short-term investments	20,040	3,322	1,706	—
Change in restricted cash, net	461	(2)	(551)	(937)
Other investing activities	(1,110)	(1,731)	(720)	—
Net cash used in investing activities	(69,517)	(54,655)	(53,787)	(20,514)

Cash flows from financing activities:
Proceeds from issuance of stock subscription	—	—	—	10,000
Proceeds from issuance of long-term debt, net of issuance cost	8,500	—	308,220	—
Repayment of long-term debt and other long-term obligations	(2,330)	(3,144)	(308,075)	—
Proceeds from rights offering of common stock, net of issuance cost	29,949	—	—	—
Redemption of Series H preferred stock	(30,084)	—	—	—
Payments for taxes of restricted shares	—	—	(2,112)
Net cash provided by (used in) financing activities	6,035	(3,144)	(1,967)	10,000

Net (decrease) increase in cash and cash equivalents	(822)	11,103	(8,549)	(15,652)
Cash and cash equivalents, beginning of year	57,505	56,683	67,786	59,237
Cash and cash equivalents, end of year	$56,683	$67,786	$59,237	$43,585

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. The Company also sells customer premises equipment to the Company’s business customers. The Company offers these services primarily over its advanced fiber optic network. The Company also sells transmission capacity to other communications providers on a wholesale basis.

On December 8, 2010, Egypt Merger Corporation, a wholly-owned subsidiary of EarthLink, Inc. (“EarthLink”), merged with and into ITC^DeltaCom, Inc. (the “Acquisition”), for $3.00 per share with ITC^DeltaCom, Inc. becoming a wholly-owned subsidiary of EarthLink, Inc. The accounting for the Acquisition has been “pushed-down” in the accompanying consolidated financial statements. See Note 3, “Acquisitions,” for more detail.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of ITC^DeltaCom and all wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Segment Disclosure

The Company operates in one segment.

Predecessor and Successor Accounting

As a result of the Acquisition, certain of ITC^DeltaCom’s predecessor accounting policies were changed to conform to EarthLink’s current accounting policies. These changes have not had, and are not expected to have, a significant impact on ITC^DeltaCom’s consolidated financial statements. The accounting for the Acquisition has been “pushed-down” to reflect the Acquisition at fair value of the assets acquired and liabilities assumed.

Business Combinations

The Company accounts for business combinations by recognizing all of the assets acquired and liabilities assumed at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s Consolidated Statements of Operations.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; useful lives of intangible assets and property and equipment; the fair values of assets and liabilities determined in the Acquisition, including pushed-down goodwill; expected results of disputed vendor charges for cost of services; fair values of investments; stock-based compensation; unrecognized tax benefits; contingent liabilities for anticipated results of litigation and claims and long-lived asset impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Approximately $31.1 million of cash and cash equivalents as of December 31, 2010 were deposited in operating cash funds in two financial institutions which are insured by the Federal Deposit Insurance Corporation up to the balance of the account. Approximately $0.6 million of the Company’s cash and cash equivalents as of December 31, 2010 were deposited into interest bearing accounts with two financial institutions that are not covered by the Federal Deposit Insurance Corporation as of December 31, 2010. Approximately $11.9 million of the Company’s cash and cash equivalents as of December 31, 2010 consisted of U.S. Treasury money market funds held in the Company’s accounts at two financial institutions. The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. Restricted cash is classified as current or noncurrent in the accompanying consolidated balance sheets according to the duration of the restriction and the purpose for which the restriction exists.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make payments. In assessing the adequacy of the allowance for doubtful accounts, management considers multiple factors including the aging of its receivables, historical write-offs, the credit quality of its customers, the general economic environment and other factors that may affect customers’ ability to pay. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance sheet credit exposure related to its customers. The Company’s allowance for doubtful accounts was $3.6 million and $0.3 million as of December 31, 2009 and 2010, respectively.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory

Inventory primarily consists of customer premises equipment held for resale and is valued at the lower of cost or market or acquisition date fair value as a result of the Acquisition, using the first-in, first-out method.

Property and Equipment

Property and equipment as of December 31, 2009 were stated at the Company’s cost basis. Property and equipment as of December 31, 2010 were stated at acquisition date fair value. Property and equipment acquired subsequent to the Acquisition are stated at cost. Depreciation begins when property and equipment are placed in service. The cost to maintain, repair and replace minor items of property and equipment is charged to selling, general and administrative expense as the cost is incurred. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the remaining term of the lease. When leases are extended, the remaining useful lives of leasehold improvements are increased as appropriate, but not for a period in excess of the remaining lease term. Depreciation and amortization of property and equipment is provided using the straight-line method over the estimated useful lives, except that amortization of customer installation and acquisition costs is provided using actual weighted average initial contract terms of customer contracts, as follows:

Buildings	15 - 30 years
Fiber optic network	10 - 20 years
Telecommunciations equipment	2 - 10 years
Computer hardware and software	2 - 5 years
Furniture, fixtures and office equipment	2 - 5 years
Customer acquisition costs	31 - 36 months
Leasehold improvements	Shorter of estimated useful life or lease term

The Company capitalizes costs directly related to the design, deployment and expansion of its network and operating support systems, including employee-related costs and internally and externally developed software. Capitalized external software costs include the actual costs to purchase software from vendors. Capitalized internal software costs include personnel costs directly associated with development, enhancement and implementation of software. The Company also capitalizes customer installation and acquisition costs. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders facilities in connection with new customers acquired by the Company. Customer acquisition costs include internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Customer installation and acquisition costs are amortized over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor. Unamortized customer installation costs associated with contract terminations during the initial contract term are written off as incurred.

Goodwill and Purchased Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting. Purchased intangible assets consist primarily of subscriber bases and customer relationships, acquired software and technology, trade names and other assets valued in conjunction with the Acquisition. When management determines material intangible assets are acquired in conjunction with the purchase of a company, the Company determines the fair values of the identifiable intangible assets by taking into account management’s own analysis and an independent third party appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives. Subscriber bases acquired directly are valued at cost plus

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumed service liabilities, which approximates fair value at the time of purchase. See Note 6, “Goodwill and Purchased Intangible Assets,” for information regarding the Company’s intangible assets.

The Company does not amortize goodwill and intangible assets deemed to have indefinite lives. The Company tests its goodwill and intangible assets deemed to have indefinite lives at least annually. The Company performs an impairment test of its goodwill and intangible assets deemed to have indefinite lives annually or when events and circumstances indicate that those assets might be permanently impaired. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. The Company determined it is one reporting unit for goodwill testing. The first step of the impairment test involves comparing the estimated fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using discounted expected future cash flows. If the carrying amount of the reporting unit exceeds its fair value, a second step is performed to compare the carrying amount of goodwill to the implied fair value of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

Long-Lived Assets

The Company evaluates the recoverability of long-lived assets, including property and equipment and purchased definite-lived intangible assets, for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss, if any, based on the difference between the carrying amount and fair value. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Debt Issuance Costs

As of December 31, 2009, other long-term assets primarily consisted of debt issuance costs that were amortized using the effective interest rate method over the lives of the related debt. During the period ended December 7, 2010, the Company wrote off these debt issuance costs as a result of the retirement of its first and second lien facilities. In connection with the issuance of senior secured notes in April 2010, the Company recorded $10.0 million of debt issuance costs. However, in connection with the Acquisition, those assets were determined to have no fair value and were reduced to zero by purchase accounting. As a result, the Company no longer has an asset for debt issuance costs as of December 31, 2010.

Leases

The Company categorizes leases at their inception as either operating or capital leases depending on certain criteria. The Company recognizes rent expense for operating leases on a straight-line basis without regard to deferred payment terms, such as rent holidays or fixed escalations. Incentives are treated as a reduction of the Company’s rent costs over the term of the lease agreement. The Company records leasehold improvements funded by landlords under operating leases as leasehold improvements and deferred rent. The classification of the Company’s leases were not modified as a result of purchase accounting.

Deferred Revenue

Deferred revenue includes the liability for advance billings to customers for use of the Company’s fiber optic network and for recurring monthly charges for local and data services.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unbilled Revenue

The Company records revenue for long distance services provided, but not yet billed, to customers. Approximately $4.0 million and $2.3 million of unbilled revenue is included in accounts receivable in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2010, respectively.

Revenue Recognition

General. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The Company’s customers generally pay in advance for their services, and revenue is recognized ratably over the service period. Advance payments from customers for invoiced services that have not yet been performed are recorded as deferred revenue in the Consolidated Balance Sheets.

The Company earns revenue by providing high-speed or broadband data communications services, which include Internet access; voice services, which include local exchange services, long distance and conference calling services; mobile voice and data services; and the sale of transmission capacity to other telecommunications carriers. Revenues from these services, which generally consist of recurring monthly charges for such services, are recognized as the services are provided.

The Company generates revenues from the sale of telephone systems, other equipment, and services. Revenues from these sources are recognized upon installation or as services are performed. Revenues, such as the sale of telephone systems, may be part of multiple element arrangements. For example, the Company may provide for the sale of equipment and installation of that equipment or, alternatively, may sell these products separately without installation. The Company identifies the sale of and installation of equipment as separate elements in the earnings process, and if a separate element (installation) is essential to the functionality of another element (equipment sale), the Company recognizes revenue for a delivered element only when the remaining elements in the arrangement are delivered.

Gross versus net revenue recognition.  Generally, when the Company is the primary obligor in the transaction with the customer, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, the Company records the revenue at the amount billed the customer. If the Company is not the primary obligor and/or the broadband partner has latitude in establishing prices, the Company records revenue associated with the related customers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company currently records all taxes billed to its customers and remitted to governmental authorities, including Universal Service Fund contributions and sales, use and excise taxes, on a net basis in the Consolidated Statements of Operations.

Cost of Revenues

Cost of revenues includes costs directly associated with providing services to the Company’s customers. Cost of revenues does not include depreciation and amortization expense. Cost of revenues primarily consists of the cost of connecting customers to the Company’s networks via leased facilities; the costs of leasing components of its network facilities; costs paid to third-party providers for interconnect access and transport services; and the costs of equipment sold to customers for use with the Company’s services. The Company utilizes other carriers to provide services where the Company does not have facilities. The Company utilizes a number of different carriers to terminate its long distance calls outside the southeastern United States. These costs are expensed as incurred. These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company’s service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues affecting the vendor relationships. The Company maintains reserves for any anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time the Company has historically required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. The Company believes its reserves are adequate.

Selling, General and Administrative Expense

The Company’s selling, general and administrative expenses consist of expenses related to sales and marketing, customer service, network operations, information technology, regulatory, billing and collections, corporate administration, and legal and accounting. Such costs include salaries and related employee costs (including stock-based compensation), outsourced labor, professional fees, property taxes, travel, insurance, rent, advertising and other administrative expenses.

Advertising Costs

The Company charges the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2008 and 2009 was $1.7 million and $1.8 million, respectively, and $1.6 million for the period January 1, 2010 through December 7, 2010 and $34,000 for the period December 8, 2010 through December 31, 2010.

Stock-Based Compensation

The Company recognizes the compensation cost associated with its equity instruments based on grant-date fair value of the award. The fair value of stock options was estimated using the Black-Scholes option pricing model. The cost of equity awards granted to employees is recognized on a straight-line basis over the requisite service period. Prior to the Acquisition, generally, the restricted stock units and stock options awarded were classified as equity; however, the Company had awarded equity instruments, including certain restricted stock units and stock options that it had classified as a liability. See Note 10, “Stock-Based Compensation.”

Acquisition-Related Costs

Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received. Acquisition-related costs consist of external costs directly related to the Acquisition, such as advisory, legal, accounting, valuation and other professional fees. Acquisition-related costs also include employee severance and benefit costs associated with the Acquisition and costs resulting from cash paid to settle stock-based awards attributable to post combination service in connection with the Acquisition. See Note 3, “Acquisitions,” for more detail.

Post-Employment Benefits

Post-employment benefits primarily consist of the Company’s severance plans. The Company recognizes severance costs when they are both probable and reasonably estimable.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

The Company recognizes deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using tax rates in effect for the year in which the temporary differences are expected to reverse. A valuation allowance is recorded to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their realization. The Company considers many factors when assessing the likelihood of future realization including the Company’s recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, prudent and feasible tax planning strategies that are available, the carryforward periods available to the Company for tax reporting purposes and other relevant factors.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations.

Derivatives

The Company had a receive-floating, pay-fixed interest rate swap agreement that was designated as a cash flow hedge. The derivative instrument was recorded in the balance sheet as a liability measured at its fair value, and changes in the derivative’s fair value were recognized in earnings unless specific hedge accounting criteria were met. The Company was required to document, designate and assess the effectiveness of transactions that received hedge accounting treatment. The Company’s interest rate swap agreement, which terminated as of September 30, 2009, qualified as a cash flow hedge. The critical terms of the hedging instrument matched the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument matched the same terms of the interest-bearing liability. The Company assessed the effectiveness of the swap prospectively and retrospectively each quarter using the cumulative dollar offset method. The Company used the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective for all reporting periods through September 30, 2009. The Company recognized (1) the swap at its fair value as an asset or liability in its Consolidated Balance Sheet and marked the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in earnings and (4) hedge ineffectiveness immediately in earnings. Change in unrealized gains (losses) on this derivative instrument designated as a cash flow hedging instrument, net of tax, of $(1.4) million and $5.6 million are included in other comprehensive loss in the accompanying Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2008 and 2009.

Comprehensive Loss

Comprehensive loss as presented in the Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss includes unrealized gains and losses which are excluded from the determination of net loss in the Consolidated Statements of Operations. These amounts included changes in unrealized gains and losses, net of tax, on certain investments classified as available-for-sale and change in unrealized gains and losses on derivatives.

Certain Risks and Concentrations

By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents, investments and trade receivables. In addition, credit risk for the Company’s cash equivalents and short-term investments may be exacerbated by unfavorable economic conditions. If financial markets experience prolonged periods of decline, the value or liquidity of the Company’s cash equivalents and marketable securities could decline and result in an other-than-temporary decline in fair value, which could adversely affect the Company’s financial position, results of operations and cash flows.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base. Additionally, the Company maintains allowances for potential credit losses. No customer represented more than 10% of the Company’s consolidated operating revenues for any of the three years in the period ended December 31, 2010.

Fair Value of Financial Instruments

The Company’s financial instruments are cash and cash equivalents, short-term investments, restricted cash equivalents, liability for option share-based compensation award, liability for restricted stock compensation award, long-term debt and an interest rate swap agreement. See Note 14, “Fair Value Measurements,” for a discussion of the methods and assumptions used to determine classification and fair values of financial instruments.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance on revenue recognition. The new guidance addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit and to modify the manner in which the transaction consideration is allocated across the separately identifiable deliverables and how revenue is recognized. The new guidance also significantly expands the disclosure requirements for multiple-element arrangements. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

In December 2010, the FASB issued new guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The new guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

Also in December 2010, the FASB issued new guidance on disclosure of supplementary pro forma financial information for business combinations. The new guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The new guidance also expands the supplemental pro forma disclosures for business combinations to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The new guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company does not expect the adoption of the new guidance to have a material impact on its financial statements.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Acquisitions

Acquisition by EarthLink

On December 8, 2010, the Company was acquired by EarthLink, Inc. in for $3.00 per share. Under the terms of the merger agreement, EarthLink acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink.

The following table summarizes the preliminary fair value of consideration transferred to acquire ITC^DeltaCom (in thousands):

Acquisition of approximately 83.8 million shares of outstanding common stock of ITC^DeltaCom at $3.00 per share in cash	$251,489
Estimated fair value of restricted stock units assumed and converted	2,275
Total estimated consideration	$253,764

The accounting for the Acquisition has been “pushed-down” to reflect the Acquisition at fair value of the assets acquired and liabilities assumed. The Company allocated the purchase price of acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The following table summarizes the preliminary amounts of identified assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Acquired Assets:
Cash and cash equivalents	$59,237
Property and equipment	200,546
Goodwill	188,890
Intangible assets	131,200
Other assets	59,532
Total assets	639,405

Assumed Liabilities:
Senior secured notes due 2016	(351,520)
Deferred revenue	(17,905)
Other liabilities	(82,747)
Total liabilities	(452,172)

Reduction of additional paid-in capital	66,531

Total consideration	$253,764

In connection with the Acquisition, each ITC^DeltaCom stock option was cancelled in exchange for cash equal to the difference between the merger consideration and the exercise price, and certain ITC^DeltaCom restricted stock units were cancelled in exchange for cash equal to the merger consideration. Cash paid to settle stock-based awards attributable to precombination service was recorded as goodwill, and cash paid to settle stock-based awards attributable to postcombination service was recorded as operating expense in the postcombination consolidated statement of operations. Of the total amount paid, $9.1 million was attributable to precombination service and recorded as goodwill and $2.1 million was attributable to postcombination service and recorded as operating expense in the postcombination Consolidated Statement of Operations of ITC^DeltaCom.

Also in connection with the Acquisition, certain ITC^DeltaCom restricted stock units were assumed and converted into EarthLink restricted stock units, determined by multiplying the number of

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of common stock subject to the ITC^DeltaCom restricted stock units by the conversion ratio set forth in the merger agreement. Approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 0.6 million EarthLink restricted stock units based on a conversion ratio of 0.33, which was calculated as the merger consideration of $3.00 divided by the average EarthLink stock price for 20 consecutive trading days ending on (and including) the second trading day immediately prior to the closing date. The fair value of the stock-based awards was determined based on the fair value of the underlying shares. The fair value of restricted stock units assumed and converted attributable to precombination services was included in the total consideration transferred, while the fair value of restricted stock units assumed and converted attributable to postcombination services will be recorded as operating expenses in the postcombination statement of operations on a straight-line basis over the remaining service periods. The total fair value of restricted stock units assumed and converted was $5.3 million, of which $2.3 million was included in the total consideration transferred and $3.0 million will be recorded as operating expense in the Consolidated Statement of Operations of ITC^DeltaCom on a straight-line basis over the remaining service periods.

Goodwill arising from the Acquisition is attributable to the assembled workforce and expected synergies and economies of scale from combining the operations of EarthLink and ITC^DeltaCom. The goodwill recognized is not expected to be deductible for income tax purposes. The reduction in additional paid-in capital resulted from a valuation allowance being reported in ITC^DeltaCom’s financial statements, but not in the consolidated financial statements of EarthLink. See Note 12, “Income Taxes,” for more information.

The following table summarizes the components of intangible assets acquired in connection with the Acquisition (in thousands):

	Fair Value	Useful Life
Customer relationships	$117,600	5 - 6 years
Developed technology	9,900	6 years
Trade name	3,700	3 years
Total intangible assets	$131,200

Customer relationships represent the fair values of the underlying relationships and agreements with ITC^DeltaCom’s customers.  Developed technology represents the fair values of ITC^DeltaCom’s processes, patents and trade secrets related to the design and development of ITC^DeltaCom’s internally used software and technology. This proprietary know-how can be leveraged to develop new technology and improve EarthLink’s existing technologies. The trade name represents the fair values of brand and name recognition associated with ITC^DeltaCom’s services.

ITC^DeltaCom’s outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due 2016 (the “Notes”) were not repaid or guaranteed by EarthLink and remain obligations of ITC^DeltaCom.  Under the indenture for the Notes, following the consummation of the Acquisition, ITC^DeltaCom was required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million principal amount of the Notes was repurchased in January 2011. The remaining Notes remain outstanding as obligations of ITC^DeltaCom and its subsidiaries following the Acquisition.

ITC^DeltaCom incurred $8.0 million of external costs directly related to the Acquisition, such as advisory, legal, accounting, and other professional fees in 2010 prior to the date of the Acquisition, and incurred $6.8 million of such costs subsequent to the date of Acquisition. These expenses are included in acquisition-related costs in the Company’s accompanying Consolidated Statement of Operations.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pending Acquisition

In December 2010, the Company entered into an agreement to acquire Saturn Telecommunication Services Inc. (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida, for approximately $28.0 million in cash. STS Telecom currently operates a sophisticated voice-over-IP (“VoIP”) platform. The Company plans to leverage STS Telecom’s expertise in managed hosted VoIP on a nationwide basis as part of its VoIP offerings.

4. Investments

The Company’s short-term investments as of December 31, 2009 consisted of an investment in the Primary Fund of The Reserve Fund, a registered money market fund that was substantially liquidated as of December 31, 2009. During the year ended December 31, 2010, the Company liquidated the remaining $1.7 million of its investment, and as a result, no longer held short-term investments as of December 31, 2010.

5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2009 and 2010 (in thousands):

	Predecessor Entity	Successor Entity
	December 31, 2009	December 31, 2010

Land	$2,505	$2,739
Buildings and leasehold improvements	30,137	34,304
Vehicles	1,522	866
Fiber optic network	92,812	63,034
Transmission and other equipment	424,143	102,464
Construction in progress	1,311	6,916
	552,430	210,323
Less accumulated depreciation	(350,881)	(3,335)
	$201,549	$206,988

Depreciation and amortization expense on property and equipment was $71.0 million and $66.5 million during the years ended December 31, 2008 and 2009, respectively, $50.2 million for the period January 1, 2010 through December 7, 2010 and $3.3 million for the period December 8, 2010 through December 31, 2010.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2010 were as follows (in thousands):

Balance as of December 31, 2009
Goodwill	$35,109
Accumulated impairment loss	—
35,109

Goodwill eliminated in purchase accounting	(35,109)
Goodwill acquired during year	188,890

Balance as of December 31, 2010
Goodwill	188,890
Accumulated impairment loss	—
$188,890

Goodwill as of December 31, 2010 resulted from the Acquisition through push-down accounting. See Note 3, “Acquisitions,” for more information. The book value of goodwill prior to the Acquisition was attributable to an acquisition by the Company in prior years.

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Consolidated Balance Sheets as of December 31, 2009 and 2010 (in thousands):

	Predecessor Entity			SuccessorEntity
	As of December 31, 2009			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Intangible assets subject to amortization:
Customer relationships	$20,316	$(18,204)	$2,112	$117,600	$(1,358)	$116,242
Developed technology	—	—	—	9,900	(110)	9,790
Trade name	156	—	156	3,700	(82)	3,618
	$20,472	$(18,204)	$2,268	$131,200	$(1,550)	$129,650

Customer relationships represent the fair values of the underlying relationships and agreements with the Company’s customers. Developed technology represents the fair values of the Company’s processes, patents and trade secrets related to the design and development of the Company’s internally used software and technology. Trade name represents the fair values of brand and name recognition associated with ITC^DeltaCom’s services. As of December 31, 2010, the weighted average amortization periods were 5.8 years for customer relationships, 6.0 years for developed technology and 3.0 years for trade names. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such asset, and the developed technology and trade name are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for definite-lived intangible assets was $2.5 million in each of the years ended December 31, 2008 and 2009, $2.3 million for the period January 1, 2010 through December 7, 2010 and $1.6 million for the period December 8, 2010 through December 31, 2010.  Amortization of definite-lived intangible assets is included in depreciation and amortization in the Consolidated Statements of Operations. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $23.2 million, $23.2 million, $23.2 million, $22.0 million, $21.7 million and $16.4 million during the years ending December 31, 2011, 2012, 2013, 2014, and 2015 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2009 and 2010 (in thousands):

	Predecessor Entity	Successor Entity
	As of	As of
	December 31, 2009	December 31, 2010

Accrued taxes and surcharges	$13,590	$16,184
Accrued communications costs	11,505	10,825
Accured interest	580	8,622
Deposits and due to customers	1,968	3,285
Other	7,950	7,551
	$35,593	$46,467

8. Debt

Long-Term Debt

Long-term debt obligations as of December 31, 2009 and 2010 consisted of the following (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2009	As of December 31, 2010
10.5% senior secured notes due April 1, 2016, including unamortized premium of $26,251	$—	$351,251
First lien term loan facility due July 31, 2013, net of unamortized discount of $1,402	223,173	—
Second lien credit facility due July 31, 2014	75,000	—
Revolving credit facility due July 31, 2012	8,500	—

Total	306,673	351,251
Less current maturities	(4,614)	—

Total	$302,059	$351,251

In April 2010, ITC^DeltaCom issued $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 in a registered offering at an offering price of 97.857% of the principal amount of the Notes. ITC^DeltaCom used the gross proceeds of approximately $318.0 million it received from the sale of the Notes to repay $305.5 million aggregate amount of indebtedness, including all principal plus accrued and unpaid interest, outstanding under its first lien and second lien senior secured credit facilities and its former revolving credit facility, which were terminated. The Notes accrue interest at a rate

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 10.5% per year. Interest on the Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2010. The Notes will mature on April 1, 2016.  On April 9, 2010, the Company also closed a $30.0 million five-year senior secured revolving credit facility. Upon closing of the Acquisition, the Company terminated that revolving credit facility.

As a result of purchase accounting, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes.

ITC^DeltaCom may redeem some or all of the Notes, at any time before April 1, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. ITC^DeltaCom may redeem some or all of the Notes at any time on or after April 1, 2013, at specified redemption prices declining from 105.250% to 100% of their principal amount. In addition, before April 1, 2013, ITC^DeltaCom may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 110.5% of their principal amount with the net proceeds of certain equity offerings. During any 12-month period before April 1, 2013, ITC^DeltaCom may redeem up to 10% of the aggregate principal amount of the Notes at a redemption price equal to 103% of their principal amount. If (1) ITC^DeltaCom sells certain of its assets and does not either (a) apply the net sale proceeds to repay indebtedness under the senior secured revolving credit facility, the Notes, or other indebtedness secured on a first-priority basis or (b) reinvest the net sale proceeds in its business, or (2) ITC^DeltaCom experiences a change of control, it may be required to offer to purchase Notes from holders at 100% of their principal amount, in the case of a sale of assets, or 101% of their principal amount, in the case of a change of control. ITC^DeltaCom would be required to pay accrued and unpaid interest, if any, on the Notes redeemed or purchased in each of the foregoing events of redemption or purchase.

The Notes are ITC^DeltaCom’s general senior obligations and rank equally in right of payment with any future senior indebtedness. The Notes are secured on a first-priority basis, along with any future pari passu secured obligations, subject to specified exceptions and permitted liens, by substantially all of the assets of ITC^DeltaCom and its subsidiaries that are deemed to be restricted subsidiaries under the indenture governing the notes. Currently all of ITC^DeltaCom subsidiaries are deemed to be restricted subsidiaries under the indenture. The notes are guaranteed on a senior secured basis by each of ITC^DeltaCom’s restricted subsidiaries on the initial issue date of the notes and will be guaranteed on a senior secured basis by each future domestic restricted subsidiary, other than certain excluded subsidiaries, and by any foreign restricted subsidiary that guarantees any indebtedness of ITC^DeltaCom or any domestic restricted subsidiary. The guarantees are the subsidiary guarantors’ general senior obligations and rank equally in right of payment with all of the subsidiary guarantors’ existing and future senior indebtedness.

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

As of December 31, 2008, 2009 and 2010, the Company was in compliance with all of its financial covenants under each of its credit facilities and other debt obligations then in effect.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Financial Instrument

The Company had a receive-floating, pay-fixed interest rate swap agreement that was designated as a cash flow hedge. Under terms of the first lien and second lien credit facility agreements, the Company agreed to hedge at least 50% of the aggregate principal amount of borrowings outstanding under the facilities, so that such borrowings would be effectively subject to a fixed or maximum interest rate. The interest rate swap agreement was terminated as of September 30, 2009. The change in unrealized gains (losses) on this derivative instrument designated as a cash flow hedging instrument, net of tax, of $(1.4) million and $5.6 million are included in other comprehensive loss in the accompanying consolidated statements of stockholders’ equity and comprehensive loss for the years ended December 31, 2008 and 2009, respectively.

9. Equity

Until redeemed or converted on January 29, 2008, the Company had outstanding 412,215 shares of 6% Series H convertible redeemable preferred stock. The Company recognized a beneficial conversion feature discount on the Series H preferred stock which was accreted to the January 29, 2008 date of redemption and conversion, and recognized as a charge to the then common stockholders. Each share of Series H preferred stock had a stated liquidation preference of $100 and was entitled to receive cash dividends at an annual rate of 6% from the date of issue until redeemed or converted.

In December 2010, ITC^DeltaCom issued 50 shares of Common Stock, par value $0.01 per share, to EarthLink for $10.0 million in cash pursuant to a stock subscription agreement.

10. Stock-Based Compensation

The Company recognized stock-based compensation expense of $2.2 million and $3.0 million during the years ended December 31, 2008 and 2009, respectively, $5.4 million during the period January 1, 2010 through December 7, 2010 and $0.1 million for the period December 8, 2010 through December 31, 2010. The Company has classified stock-based compensation expense within the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

Until the Acquisition on December 8, 2010, the Company maintained two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan.

The Compensation Committee of ITC^DeltaCom’s Board of Directors administered the Stock Incentive Plan and approved the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan included stock options and restricted stock units. Option vesting schedules generally ranged from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period. A limited number of shares were subject to vesting over a two-year period. The option price for any option may not be less than 100% of the fair market value of the stock covered by the option on the date of grant.

The ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan was administered by ITC^DeltaCom’s Board of Directors, and the only participants in this plan were three senior officers whose employment terminated upon completion of the Acquisition.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options

The following table summarizes information concerning stock option activity as of and for year ended December 31, 2010:

		Weighted
		Average
		Exercise
	Stock Options	Price

Outstanding as of December 31, 2009	2,365,766	$3.00
Granted	—	0.00
Settled pursuant to the Acquisition	(2,050,668)	1.26
Forfeited	(315,098)	12.74
Outstanding as of December 31, 2010	—	$—

All stock options with an exercise price less than the merger consideration of $3.00 per share were paid out at the Acquisition closing.

Valuation Assumptions for Stock Options

There were no stock option awards granted under the Stock Incentive Plan during the any of the three years ended December 31, 2010. For stock options granted prior to the Acquisition, the Company selected a Black-Scholes valuation model as the method for determining the fair value of its equity awards and used the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted. The Company recognized compensation cost on a straight-line basis over the vesting periods of the awards.

In August 2009, the Company granted nonqualified stock options with an exercise price of $1.25 per option to purchase 1.6 million shares of common stock to a senior officer that vest up to 25% following each of calendar years 2009 through 2012 based on achievement of the performance objectives specified for that calendar year by the terms of the grant. The grant date fair value of the options equal to the $1.3 million total value was determined based on a Black-Scholes valuation model. These options were included in the options determined by the Company to require liability classification. The Company also granted to the senior officer at the same date nonqualified stock options with an exercise price of $1.25, to purchase 0.4 million shares of common stock that vest ratably over four years on the related anniversaries of the grant date. The grant date fair value of the options equal to $0.3 million was determined based on a Black-Scholes valuation model. These options were also included in the options determined by the Company to require liability classification. The fair value of each option grant was estimated on the date of grant and at and for each reporting period thereafter using the following assumptions: 3.21% risk free interest rate; 0.00% expected dividend yield; 6.0 years expected lives; and 70% volatility. The rate of estimated forfeitures was based on the expectation for the position of the grant recipient.

Restricted Stock Units

Restricted stock units awarded under the Stock Incentive Plan were granted to the recipients at no cost. The fair value of restricted stock units awarded was calculated using the closing value of the common stock on the grant date and was being amortized over the restriction lapse periods of the awards. The grant date fair value of restricted stock units granted in the years ended December 31, 2008 and 2009 was $4.9 million and $1.5 million, respectively, and $5.3 million for the period January 1, 2010 through December 7, 2010. Restrictions on transfer lapsed over two-year to four-year periods.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s restricted stock units as of and for the year ended December 31, 2010:

		Weighted
		Average
	Restricted	Grant Date
	Stock Units	Fair Value
	(in thousands)
Nonvested as of December 31, 2009	2,670,699	$1.60
Granted	2,860,213	1.91
Lapse of restrictions	(3,658,440)	1.79
Forfeited	(95,744)	1.80
Converted pursuant to the Acquisition	(1,776,728)	1.69
Nonvested as of December 31, 2010	—	—

In connection with the Acquisition, certain ITC^DeltaCom restricted stock units were assumed and converted into EarthLink restricted stock units, determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by the conversion ratio set forth in the merger agreement. Approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 0.6 million EarthLink restricted stock units based on a conversion ratio of 0.33, which was calculated as the merger consideration of $3.00 divided by the average EarthLink stock price for 20 consecutive trading days ending on (and including) the second trading day immediately prior to the closing date. The fair value of the stock-based awards was determined based on the fair value of the underlying shares. The fair value of restricted stock units assumed and converted relating to postcombination services of $3.0 million will be recorded as operating expense in the Consolidated Statement of Operations on a straight-line basis over the remaining service periods.

11. Profit Sharing Plan

Employees of the Company participate in the Company’s 401(k) defined contribution plan. The Company offered matching of employee contributions at a rate of 50% on the first 4% of employee contributions for the years ended December 31, 2008 and 2009. The Company offered no matching of employee contributions during the year ended December 31, 2010. Total matching contributions made to the Company’s plan and charged to expense by the Company for the years ended December 31, 2008 and 2009 were $0.8 million and $0.8 million, respectively. No discretionary contributions were made for either of those years.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes

Details of the income tax benefit for the years ended December 31, 2008, 2009 and 2010 are as follows (in thousands):

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2008	Year Ended December 31, 2009	January 1, through December 7, 2010	December 8, through December 31, 2010
Current:
Federal	$—	$—	$(189)	$—
State	—	—	(415)	—
Total current	—	—	(604)	—

Deferred:
Federal	(8,483)	(2,716)	55,681	(3,740)
State	(998)	(320)	(576)	(411)
Change in valuation allowance	9,481	3,036	(55,105)	4,151
Total deferred	—	—	—	—
Total income tax benefit	$—	$—	$(604)	$—

The Company’s income tax provision is prepared on a stand-alone basis, including the determination of the need for a valuation allowance.  For federal income tax purposes, the Company will be filing a consolidated income tax return with EarthLink, its parent company.  For state income tax purposes, the Company will be filing on a combined or consolidated basis where required or allowable by law. The accounting for the Acquisition has been pushed-down in the consolidated financial statements, including the recording of deferred tax assets. EarthLink has determined that it is not necessary to report a valuation allowance for deferred tax assets on a consolidated basis. However, it is necessary to report a valuation allowance in the separate financial statements of ITC^DeltaCom. The difference in valuation allowance in ITC^DeltaCom’s financial statements has been recorded to beginning stockholders’ equity. As a result, additional paid-in capital includes a reduction of $66.5 million related to a valuation allowance for acquired deferred tax assets.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2009 and 2010 are as follows (in thousands):

	Predecessor Entity	Successor Entity
	As of December 31, 2009	As of December 31, 2010
Deferred tax assets:
Net operating loss carryforwards	$354,762	$123,626
Property impairment	80,249	—
Accounts receivable reserve	702	—
Accrued liabilities and reserves	—	3,885
Subscriber base and other intangible assets	—	57
Other	14,085	7,530

	449,798	135,098

Deferred tax liabilities:
Subscriber base and other intangible assets	—	(52,390)
Property	(101,545)	—
Other	(8,613)	(6,425)

	(110,158)	(58,815)

Net deferred tax assets	339,640	76,283
Valuation allowance	(339,640)	(76,283)

Net deferred income tax assets	$—	$—

As of December 31, 2010 (successor period), the Company had net operating loss carryforwards of approximately $312.0 million for federal purposes and $615.0 million for state purposes. The federal loss carryforwards begin to expire in the year ending December 31, 2019.  For financial reporting purposes, the Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total net change in the valuation allowance from the December 31, 2009 to December 31, 2010 was $263.0 million.  The change related mostly to adjustments recorded through purchase accounting due to the Acquisition. The most significant changes related to removal of net operating losses due to Internal Revenue Code Section 382 limitations and the corresponding valuation allowance and the recording of certain intangible assets.

The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	Predecessor Entity			Successor Entity
	Year Ended December 31, 2008	Year Ended December 31, 2009	January 1, through December 7, 2010	December 8, through December 31, 2010
Federal statutory rate	(34)%	(34)%	(35)%	(35)%
State income taxes, net of federal benefit	(4)	(4)	(5)	(4)
Permanent differences	(3)	9	27	1
Change in deferred taxes and related valuation allowance	41	29	10	38

Effective income tax rate	0%	0%	(3)%	0%

As part of the acquisition of ITC^DeltaCom by EarthLink, $17.6 million of uncertain tax positions were identified. Of this amount, $15.9 million would reduce prior net operating losses if assessed. Of the $1.7 million reflected on the balance sheet, $1.3 million would result in tax payments, $0.3 million would be offset by net operating losses and $0.1 million relates to interest and penalties as disclosed below.

Of the total uncertain tax positions, none is expected to reverse within the next twelve months. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, the Company had $103,000 of interest and penalties of $18,000 recorded under purchase accounting.

13. Commitments and Contingencies

Leases

The Company has entered into various operating leases for facilities and equipment used in its operations. The Company had no capital leases as of December 31, 2010. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options. Rent expense charged to operations was $22.3 million and $20.2 million during the years ended December 31, 2008 and 2009, respectively, $20.3 million for the period January 1, 2010 through December 7, 2010 and $1.4 million for the period December 8, 2010 through December 31, 2010.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum lease commitments under non-cancelable leases, including commitments associated with facilities exited as part of the Company’s restructuring plans, as of December 31, 2010 are as follows:

Operating
Leases
(in thousands)
Year Ending December 31,

2011	$13,796
2012	12,373
2013	9,623
2014	6,674
2015	4,379
Thereafter	10,330
Total minimum lease payments	$57,175

Purchase Commitments

As of December 31, 2010, the Company had entered into agreements with vendors to purchase approximately $4.5 million of equipment and services during the year ending December 31, 2011 related to the improvement and installation of switches, other network equipment and certain services.

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

The Company is subject to audits by various federal, state and local regulatory agencies related to a variety of regulatory fees, income, operating and telecommunication taxes and is engaged in such audits in the ordinary course of its business. The Company believes that its recorded liabilities at December 31, 2010 related to the expected results of such proceedings are appropriate.

Legal Proceedings

In the normal course of business, the Company is subject to various litigation. Management does not believe that there are any legal proceedings pending against the Company, other than those described below, that, if determined in a manner adverse to the Company, likely could have a material adverse effect on the Company’s financial position or results of operations.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Fair Value Measurements

As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s short term investments.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). A three-tier fair value hierarchy is used to prioritize the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following table shows the assets measured at fair value that are included in the accompanying consolidated balance sheets as of December 31, 2009 and the fair value hierarchy level (in thousands):

	Predecessor Entity As of December 31, 2009
	Carrying Value	Level 1	Level 2	Level 3

Short-term investments(1)	$1,706	$—	$—	$1,706

(1) The Company classified its investment in shares of the Primary Fund of The Reserve Fund as Level 3 of the fair value hierarchy due to the inherent subjectivity and significant judgment related to the fair value of the shares of the Primary Fund and its underlying securities. The Company assessed the fair value of the underlying collateral for the Primary Fund through evaluation of the liquidation value of assets held by the Primary Fund.

The following table presents a reconciliation of the beginning and ending balances of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2010:

Short-Term
Investments

Balance as of December 31, 2009	$1,706
Settlements	(1,706)
Balance as of December 31, 2010	$—

Earnings on Level 3 assets are included in earnings for the year ended December 31, 2009, as shown above, and are recorded in the accompanying consolidated statements of operations in interest expense and other, net.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Debt (in thousands):

	Predecessor Entity	Successor Entity
	December 31, 2009	December 31, 2010
Carrying amount	$306,673	$351,251
Fair value	290,062	352,625

There was no quoted market value for loans outstanding as of December 31, 2009 under the Company’s first lien senior secured credit facility or second lien senior secured credit facility. These obligations were repaid on April 9, 2010.  The fair value of the Notes outstanding as of December 31, 2010 was based on quoted market prices.

15. Supplemental Disclosure of Cash Flow Information

	Predecessor Entity			Successor Entity
			January 1,	December 8,
	Year Ended	Year Ended	through	through
	December 31,	December 31,	December 7,	December 31,
	2008	2009	2010	2010
Additional cash flow information
Cash paid during the period for interest	$29,793	$24,757	$16,385	$261

16. Related Party Transactions

The following is a summary of certain transactions during the years ended December 31, 2008, 2009 and 2010 among the Company and its directors, executive officers, beneficial owners of more than 5% of its common stock, Series A preferred stock or Series B preferred stock, and certain entities with which the foregoing persons are affiliated or associated.

Transactions With the Welsh, Carson, Anderson & Stowe Group and the Welsh Carson Securityholders

Until the Acquisition on December 8, 2010, the members from time to time of the Welsh, Carson, Anderson & Stowe Group collectively constituted the Company’s largest common stockholder since October 29, 2002 and the largest Series B preferred stockholder from the initial issuance of the Series B preferred stock on October 6, 2003 through the conversion of the Series B preferred stock on July 31, 2007 in connection with the Company’s 2007 refinancing and recapitalization. At the time of the Acquisition, the members of the Welsh, Carson, Anderson & Stowe Group were investment funds and other persons affiliated with Welsh, Carson, Anderson & Stowe, which is a private equity investment firm. The aforementioned members of the Welsh, Carson, Anderson & Stowe Group, together with certain former affiliates and former and current employees of Welsh, Carson, Anderson & Stowe, constitute the Welsh Carson securityholders. Various of the Welsh Carson securityholders and members of the Welsh, Carson, Anderson & Stowe Group served as directors of the Company since October 6, 2003.

Transactions With Affiliates of TCP

Pursuant to their governance agreement with the Company, which they entered into in July 2005 in connection with their purchase of first lien notes and third lien notes in the Company’s 2005 refinancing, investment funds (the “TCP funds”) managed by or otherwise affiliated with Tennenbaum Capital Partners, LLC (“TCP”) have designated two representatives to ITC^DeltaCom’s Board of Directors. On July 31,

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2007, in connection with the Company’s 2007 refinancing and recapitalization, ITC^DeltaCom issued common stock to TCP funds in exchange for notes and warrants held by such TCP funds.

On July 31, 2007, in connection with the 2007 refinancing and recapitalization, TCP funds provided the $75 million second lien credit facility until its repayment on April 9, 2010. For the years ended December 31, 2008 and 2009, the TCP funds received total interest payments of $8.4 million and $6.4 million, respectively, and $1.6 million from the period January 1, 2010 through December 7, 2010 on this facility prior to its repayment on April 19, 2010.

TCP funds also acquired a portion of the first lien term loan facility due July 31, 2013 through syndication. For the years ended December 31, 2008 and 2009, the TCP funds received total interest payments of $5.6 million and $4.2 million, respectively, and $1.7 million from the period January 1, 2010 through December 7,  2010 on this facility prior to its repayment on April 9, 2010.

TCP funds also acquired $50 million of the Company’s 10.5% notes sold April 9, 2010 and received interest of $2.5 million on that facility at October 1, 2010 and accrued an additional amount of interest of approximately $1.0 million up to the date of the Acquisition on December 8, 2010.

17. Stimulus Grant

On March 2, 2010, the Company received notice that it has been awarded $9.4 million in federal stimulus funding under the American Recovery and Reinvestment Act through the Broadband Technology Opportunity program. The grant is for the purpose of funding a 544-mile fiber optic network expansion in Eastern Tennessee to provide middle mile broadband services to community anchor institutions and last mile service providers in speeds up to 10Gbps. The new network will enable broadband access and allow local Internet providers to connect to the Company’s network for intercity transport. In connection with the grant, the Company is required to provide matching funds of approximately $1.0 million in cash and $1.3 million of in-kind funds represented by dark fiber optics. The grant is subject to federal compliance regulations usually associated with federal grants as well as certain conditions that are unique to the grant. As of December 31, 2010, the Company had spent $4.4 million in cash on the expansion project which is carried in the Consolidated Balance Sheet in property and equipment, and had received $2.5 million in cash from federal funding under the program which is carried as deferred revenue in the Consolidated Balance Sheet. Once the project is complete, the revenue will be recognized over the life of the assets being constructed.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2010. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Predecessor Entity
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
2009	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues	$121,975	$118,603	$116,399	$112,347
Cost of revenues	56,477	54,627	52,627	48,899
Income from operations	4,909	4,943	5,284	915
Net loss	(2,596)	(2,746)	(2,117)	(3,516)

	Predecessor Entity				Successor Entity
				October 1,	December 8,
	Quarter	Quarter	Quarter	through	through
	Ended	Ended	Ended	December 7,	December 31,
2010	Mar. 31	June 30	Sept. 30	2010	2010

Revenues	$111,140	$110,900	$110,920	$81,886	$26,603
Cost of revenues	49,144	47,634	51,391	37,104	12,974
Income from operations	7,074	9,644	7,049	(5,358)	(8,281)
Net loss	2,389	(6,516)	(4,698)	(9,228)	(10,370)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2010 covered by this Annual Report on Form 10-K that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted pursuant to General Instruction (I)(2) of Form 10-K.

Item 11. Executive Compensation.

Omitted pursuant to General Instruction (I)(2) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted pursuant to General Instruction (I)(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to General Instruction (I)(2) of Form 10-K.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by BDO USA, LLP to us for services rendered for 2009 and 2010:

	Predecessor Entity		Successor Entity
		January 1,	December 8,
	Year Ended	through	through
	December 31,	December 7,	December 31,
	2009	2010	2010

Audit fees	$404,025	$407,389	$206,435
Audit-related fees	24,761	15,984	12,561
Other fees	—	—	—
Total	$428,786	$423,373	$218,996

The audit committee of the board of directors considered whether the provision by BDO USA, LLP of services for the fees identified above under “Audit-Related Fees” was compatible with maintaining the independence of such firm.

Audit Fees. Audit services include services performed by BDO USA, LLP to comply with generally accepted auditing standards related to the audit and review of our financial statements. The audit fees shown above for 2009 and 2010 were incurred principally for services rendered in connection with the audit of our consolidated financial statements and associated filings with the SEC.

Audit-Related Fees. Audit-related services include assurance and related services that are traditionally performed by independent registered public accounting firms. The audit-related fees shown above for 2009 and 2010 were incurred in connection with audits of our employee benefit plans and general non-audit accounting consultation concerning financial reporting, disclosure matters and new accounting pronouncements.

ITC^DeltaCom Pre-Approval Policy

The audit committee pre-approves on an engagement-by-engagement basis all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Our independent registered public accounting firm and management are required to report periodically to the audit committee regarding the services provided by, and fees payable to, such firm in accordance with this pre-approval. Prior to the acquisition by EarthLink, the audit committee of ITC^DeltaCom pre-approved these services. Subsequent to the acquisition by EarthLink, the audit committee of EarthLink pre-approved these services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)           Documents filed as part of this Annual Report on Form 10-K

(1)                           Financial Statements

1.     Reports of Independent Registered Public Accounting Firm

2.     Consolidated Balance Sheets as of December 31, 2009 and 2010

3.     Consolidated Statements of Operations for the years ended December 31, 2008 and 2009 and the period January 1, 2010 to December 7, 2010 (Predecessor Periods) and the period December 8, 2010 to December 31, 2010 (Successor Period)

4.     Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the years ended December 31, 2008 and 2009 and the period January 1, 2010 to December 7, 2010 (Predecessor Periods) and the period December 8, 2010 to December 31, 2010 (Successor Period)

5.     Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2009 and the period January 1, 2010 to December 7, 2010 (Predecessor Periods) and the period December 8, 2010 to December 31, 2010 (Successor Period)

6.     Notes to Consolidated Financial Statements

(2)                           Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes there to.

(3)                           Listing of Exhibits

2.1—

Agreement and Plan of Merger, dated as of October 1, 2010, by and among EarthLink, Inc., Egypt Merger Corp. and ITC^DeltaCom, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on October 1, 2010).

3.1—

Restated Certificate of Incorporation of ITC^DeltaCom, Inc. (incorporated by reference to Exhibit 3.1.1 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended March 31, 2008).

3.2—	Amended and Restated Bylaws of ITC^DeltaCom, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on August 1, 2005).

4.1—

Specimen representing the Common Stock, par value $0.01 per share, of ITC^DeltaCom, Inc. (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2007).

4.2—

Indenture, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the Guarantors parties thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee, including the form of Global Note thereunder.  (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on April 14, 2010).

10.1.1—

Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of June 9, 1995, among Southern Development and Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and MPX Systems, Inc., which was assigned in part by MPX Systems, Inc. to Gulf States FiberNet pursuant to an Assignment dated as of July 25, 1995. (incorporated by reference to Exhibit 10.15 to the 1997 Registration Statement on Form S-4 of ITC^DeltaCom, Inc., as amended - File No. 333-31361).

10.1.2—

Release, Waiver, and Assumption Agreement, dated as of December 31, 1997, between Southern Development Investment Group, Inc., on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. and Gulf States Transmission Systems, Inc. (incorporated by reference to Exhibit 10.15.1 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 1997).

10.1.3—

Amendment to the Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of January 1, 1998, by and among Southern Company Energy Solutions, Inc. (f/k/a Southern Development Group, Inc.), on behalf of itself and as agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc., and Interstate FiberNet, Inc. (incorporated by reference to Exhibit 10.15.2 to the Quarterly Report on Form 10-Q of ITC^DeltaCom, Inc. for the quarter ended September 30, 1998).

10.1.4—

First Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated as of July 24, 1995, between Southern Development and Investment Group, Inc., on behalf of itself and as agent for others, and MPX Systems, Inc. (incorporated by reference to Exhibit 10.16 to the 1997 Registration Statement on Form S-4).

10.1.5—

Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 25, 1995, between MPX Systems, Inc. and Gulf States FiberNet (incorporated by reference to Exhibit 10.17 to the 1997 Registration Statement on Form S-4).

10.1.6+

Amendment to Revised and Restated Fiber Optic Facilities and Services Agreement, dated July 15, 1997, by and among Southern Development and Investment Group, Inc., on behalf of itself and its agent for Alabama Power Company, Georgia Power Company, Gulf Power Company, Mississippi Power Company, Savannah Electric and Power Company, Southern Electric Generating Company and Southern Company Services, Inc. (collectively “SES”), ITC Transmission Systems, Inc. (as managing partner of Interstate FiberNet, Inc.) and Gulf States Transmission Systems, Inc. (incorporated by reference to Exhibit 10.17.1 to Amendment No. 1 to the 1997 Registration Statement on Form S-4).

10.1.7—

Consent for Assignment of Interest, dated February 20, 1997, among SCANA Communications, Inc., Gulf States FiberNet, Gulf States Transmission Systems, Inc. and Southern Development and Investment Groups, Inc. (incorporated by reference to Exhibit 10.18 to the 1997 Registration Statement on Form S-4).

10.1.8—

Second Partial Assignment and Assumption of Revised and Restated Fiber Optic Facilities and Services Agreement, dated March 27, 1997, between SCANA Communications, Inc. and ITC Holding Company, Inc. (incorporated by reference to Exhibit 10.19 to the 1997 Registration Statement on Form S-4).

10.1.9+

Amendment, effective as of August 1, 2000, between Southern Telecom, Inc., on behalf of itself and as agent for the other parties specified therein, and Interstate FiberNet, Inc., to the Revised and Restated Fiber Optic Facilities and Services Agreement made as of June 9, 1995. (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.2.1+

IRU Agreement, dated October 31, 1997, between QWEST Communications Corporation and Business Telecom, Inc. (incorporated by reference to Exhibit 10.9 to Annual Report on Form 10-K of BTI Telecom Corp. for the year ended December 31, 1997).

10.2.2—

First Amendment to IRU Agreement, entered into on April 19, 1999, between Qwest Communications Corporation and Business Telecom, Inc. (incorporated by reference to Exhibit 10.12 to the 1999 Registration Statement on Form S-1 of BTI Telecom Corp. - File No. 333-83101).

10.2.3+

Amendment No. 2 to IRU Agreement, dated as of August 25, 2003, between QWEST Communications Corporation and Business Telecom, Inc. (incorporated by reference to Exhibit 10.7.3 to the Annual Report on Form 10-K of ITC^DeltaCom, Inc. for the year ended December 31, 2003).

10.3—

Security Agreement, dated as of April 9, 2010, among ITC^DeltaCom, Inc., the subsidiaries of ITC^DeltaCom, Inc. from time to time party thereto and The Bank of New York Mellon Trust Company, N,.A., as Collateral Agent for the First Lien Secured Parties referred to therein. (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of ITC^DeltaCom, Inc. filed on April 14, 2010 Form 8-K).

24.1* —	Power of Attorney (see the Power of Attorney in the signature page hereto).

31.1* —	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* —	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

+Confidential treatment has been requested with respect to portions of this exhibit.

(b)           Exhibits

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)           Financial Statement Schedule

ITC^DELTACOM, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at	Additions				Balance at
Description:	Beginning of Period	Charged to Income	Charged to Other Accounts	Deduction		End of Period
Predecessor Allowance for doubtful accounts
Year Ended December 31, 2008	4,757	4,055	—	4,263	(1)	4,549
Year Ended December 31, 2009	4,549	5,255	—	6,173	(1)	3,631
Period Beginning January 1, 2010 and ending	3,631	4,244	—	4,163	(1)
December 7, 2010				3,712	(3)	—
Successor Allowance for doubtful accounts
Period Beginning December 8, 2010 and ending December 31, 2010	—	312	—	36	(1)	276

Predecessor Restructuring reserves
Year Ended December 31, 2008	3,022	—	—	1,303	(2)	1,719
Year Ended December 31, 2009	1,719	—	—	1,179	(2)	540
Period Beginning January 1, 2010 and ending December 7, 2010	540	—	—	540	(2)	—
Successor Restructuring reserves
Period Beginning December 8, 2010 and ending December 31, 2010	—	—	—	—		—

(1)       Represents the write-off of accounts considered to be uncollectible, less recovery of amounts previously written off.

(2)       Represents payments.

(3)       Represents the write-off of amounts due to purchase accounting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHLINK, INC.

By:	/s/ ROLLA P. HUFF
Rolla P. Huff,
Chairman and Chief Executive Officer
Date: March 1, 2011

Each person whose signature appears below hereby constitutes and appoints Rolla P. Huff and Bradley A. Ferguson, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Date:	March 1, 2011	By:	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman and Chief Executive Officer (principal executive officer)

Date:	March 1, 2011	By:	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer and Director (principal financial and accounting officer)