Form 10-Q
period 2011-03-31
ITC DELTACOM INC
filed 2011-05-04
CIK 1041954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number: 0-23253

ITC^DELTACOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2301135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1375 Peachtree St., Atlanta, Georgia	30309
(Address of principal executive offices)	(Zip Code)

(404) 815-0770

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report date)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of April 30, 2011, 250 shares of common stock, $0.01 par value per share, were outstanding. (all shares are issued to EarthLink, Inc.)

ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2011

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	March 31,
	2010	2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,585	$55,628
Restricted cash	2,270	1,812
Accounts receivable, net of allowance of $276 and $1,077 as of December 31, 2010 and March 31, 2011, respectively	40,242	41,627
Prepaid expenses	8,494	9,122
Receivable due from parent	1,292	—
Other current assets	4,230	4,326
Total current assets	100,113	112,515
Property and equipment, net	206,988	210,179
Purchased intangible assets, net	129,650	141,426
Goodwill	170,126	191,355
Other long-term assets	170	180
Total assets	$607,047	$655,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,734	$13,972
Accrued payroll and related expenses	4,053	7,320
Accrued interest	8,622	17,152
Other accrued liabilities	37,845	36,920
Deferred revenue	19,844	23,761
Current portion of long term debt	—	588
Total current liabilities	82,098	99,713

Long-term debt, net of current portion	351,251	350,970
Other long-term liabilities	7,874	7,756
Total liabilities	441,223	458,439

Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 150 and 250 shares issued and outstanding as of December 31, 2010 and March 31, 2011, respectively	—	—
Additional paid-in capital	176,194	213,184
Accumulated deficit	(10,370)	(15,968)
Total stockholders’ equity	165,824	197,216
Total liabilities and stockholders’ equity	$607,047	$655,655

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Predecessor Entity	Successor Entity
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2011

Revenues:
Integrated communications services	$93,118	$89,587
Wholesale services	14,289	16,653
Equipment sales and related services	3,733	3,576
Total revenues	111,140	109,816

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	52,349	54,378
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	36,895	35,704
Depreciation and amortization	14,822	16,666
Acquisition-related costs	—	825
Total operating costs and expenses	104,066	107,573

Income from operations	7,074	2,243
Interest expense and other, net	(4,685)	(7,554)
Income (loss) before income taxes	2,389	(5,311)
Income tax provision	—	(287)
Net income (loss)	$2,389	$(5,598)

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Predecessor Entity	Successor Entity
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2011

Cash flows from operating activities:
Net income (loss)	$2,389	$(5,598)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,822	16,666
Stock-based compensation	934	1,127
Amortization of debt discount, premium and issuance costs	601	(1,020)
Gain on sale of fixed assets	(173)	(8)
Other operating activities	—	(208)
Decrease (increase) in accounts receivable, net	2,031	(147)
Increase in prepaid expenses and other assets	(2,079)	(5,340)
Increase in accounts payable and accrued and other liabilities	1,112	11,558
(Decrease) increase in deferred revenue	(598)	3,572
Net cash provided by operating activities	19,039	20,602

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(22,127)
Purchases of property and equipment	(11,217)	(13,649)
Proceeds received from sale of fixed assets	183	8
Proceeds from sale of investments	1,706	—
Change in restricted cash	—	458
Other investing activities	(938)	(11)
Net cash used in investing activities	(10,266)	(35,321)

Cash flows from financing activities:
Proceeds from issuance of stock	—	30,000
Repayment of long-term debt and other long-term obligations	(573)	(3,238)
Payment for taxes on restricted shares	(2,112)	—
Net cash (used in) provided by financing activities	(2,685)	26,762

Net increase in cash and cash equivalents	6,088	12,043
Cash and cash equivalents, beginning of period	67,786	43,585
Cash and cash equivalents, end of period	$73,874	$55,628

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

ITC^DeltaCom, Inc. (“ITC^DeltaCom” and, together with its wholly-owned subsidiaries, the “Company”) provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, mobile data and voice services and customer premises equipment. The Company also sells transmission capacity to other communications providers on a wholesale basis. The Company offers these services primarily over its advanced fiber optic network.

On December 8, 2010, ITC^DeltaCom was acquired by EarthLink, Inc. (“EarthLink”) with ITC^DeltaCom, Inc. becoming a wholly-owned subsidiary of EarthLink, Inc. (the “Acquisition”). The accounting for the Acquisition has been “pushed-down” in the accompanying condensed consolidated financial statements. See Note 3, “Acquisitions,” for more detail.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of ITC^DeltaCom, which include the accounts of its wholly-owned subsidiaries, for the three months ended March 31, 2011 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2010 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2011.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Segment Disclosure

The Company operates in one segment.

Predecessor and Successor Accounting

As a result of the Acquisition, certain of ITC^DeltaCom’s predecessor accounting policies were changed to conform to EarthLink’s current accounting policies. These changes did not have a significant impact on ITC^DeltaCom’s consolidated financial statements. The accounting for the Acquisition has been pushed-down to reflect the assets acquired and liabilities assumed at Acquisition date fair value. Accordingly, the Company’s financial position and results of operations may not be comparable between the accompanying Successor and Predecessor periods.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

3.  Acquisitions

Acquisition by EarthLink

On December 8, 2010, the Company was acquired by EarthLink, Inc. for $3.00 per share. Under the terms of the merger agreement, EarthLink acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink.

The total consideration transferred was $253.8 million, which consisted of $251.4 million in cash paid to acquire the outstanding common stock of ITC^DeltaCom and $2.3 million for the fair value of restricted stock units assumed and converted. In allocating the consideration transferred based on estimated fair values, ITC^DeltaCom recorded approximately $170.1 million of goodwill, $131.2 million of identifiable intangible assets, $200.5 million of property and equipment, $351.2 million of long-term debt, $17.9 million of other net assets and an $85.3 million reduction of additional paid-in capital. The reduction in additional paid-in capital resulted from a valuation allowance being reported for an increase in deferred tax assets in ITC^DeltaCom’s financial statements, but not in the consolidated financial statements of EarthLink. The accounting for the Acquisition was pushed-down to reflect the Acquisition at fair value of the assets acquired and liabilities assumed. The Company allocated the consideration transferred to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess of the consideration transferred over those fair values was recorded as goodwill.

During the three months ended March 31, 2011, the Company finalized certain provisional amounts recognized at the acquisition date related to deferred taxes and other tax positions. The Company retrospectively adjusted the provisional amounts recorded at the acquisition date to reflect the new information obtained. As a result, the carrying amount of additional paid-in capital was reduced by $18.8 million as of December 31, 2010, with a corresponding decrease to goodwill.  The reduction in additional paid-in capital resulted from a valuation allowance being reported for an increase in deferred tax assets in ITC^DeltaCom’s financial statements, but not in the consolidated financial statements of EarthLink. The primary areas of the purchase price allocation that are not yet finalized relate to additional income tax estimates.

In connection with the acquisition, ITC^DeltaCom’s outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due 2016 (the “Notes”) were recorded at acquisition date fair value, which was based on publicly-quoted market prices. The resulting debt premium of $26.3 million is being amortized over the remaining life of the Notes. The Notes were not repaid or guaranteed by EarthLink and remain obligations of ITC^DeltaCom.  Under the indenture for the Notes, following the consummation of the Acquisition, ITC^DeltaCom was required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011. The remaining Notes remain outstanding as obligations of ITC^DeltaCom and its subsidiaries following the Acquisition.

Saturn Telecommunication Services, Inc.

In March 2011, the Company acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom currently operates a sophisticated VoIP platform. The Company plans to leverage STS Telecom’s expertise in managed hosted VoIP on a nationwide basis as part of its Business Service offerings.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The total consideration transferred was $22.1 million, which consisted of cash paid to acquire the outstanding equity interests of STS Telecom. In allocating the consideration transferred based on estimated fair values, the Company recorded approximately $21.2 million of goodwill, $17.9 million of identifiable intangible assets, $2.8 million of tangible assets and $19.8 million of net liabilities assumed. The preliminary allocation of the consideration transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to certain working capital adjustments as well as income and non-income based taxes. The Company has included the financial results of STS Telecom in its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company’s consolidated financial statements.

Acquisition-Related Costs

Acquisition-related costs consist of external costs directly related to acquisitions, such as advisory, legal, accounting, valuation and other professional fees. Acquisition-related costs also include employee severance and benefit costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received. During the three months ended March 31, 2011, ITC^DeltaCom incurred $0.8 million of acquisition-related costs, which consisted of $0.6 million of severance and benefit costs and $0.2 million of advisory, legal, accounting, and other professional fees. These expenses are included in acquisition-related costs in the Company’s Condensed Consolidated Statement of Operations.

4.  Purchased Intangible Assets and Goodwill

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2011 were as follows (in thousands):

Balance as of December 31, 2010
Goodwill	$170,126
Accumulated impairment loss	—
170,126

Goodwill acquired during year	21,229

Balance as of March 31, 2011
Goodwill	191,355
Accumulated impairment loss	—
$191,355

Goodwill acquired during the period resulted from the Company’s acquisition of STS Telecom, which is more fully described in Note 3, “Acquisitions.”

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011 (in thousands):

	As of December 31, 2010			As of March 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Customer relationships	$117,600	$(1,358)	$116,242	$133,300	$(6,648)	$126,652
Developed technology	9,900	(110)	9,790	11,600	(570)	11,030
Trade name	3,700	(82)	3,618	3,700	(391)	3,309
Other	—	—	—	450	(15)	435
	$131,200	$(1,550)	$129,650	$149,050	$(7,624)	$141,426

Customer relationships represent the fair values of the underlying relationships and agreements with the Company’s customers. Developed technology represents the fair values of the Company’s processes, patents and trade secrets related to the design and development of the Company’s internally used software and technology. Trade name represents the fair values of brand and name recognition. Other represents the fair value of non-compete agreements. The gross carrying value of identifiable intangible assets as of March 31, 2011 includes $15.7 million of customer relationships, $1.7 million of developed technology and $0.5 million of other intangible assets resulting from the STS Telecom acquisition. As of March 31, 2011, the weighted average amortization periods were 5.8 years for customer relationships, 5.6 years for developed technology, 3.0 years for the trade name and 2.5 years for other identifiable intangible assets. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such asset, and the developed technology and trade name are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

Amortization expense for definite-lived intangible assets was $0.6 million and $6.1 million during the three months ended March 31, 2010 and 2011, respectively.  Amortization of definite-lived intangible assets is included in depreciation and amortization in the Condensed Consolidated Statements of Operations. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $20.0 million in the remaining nine months in the year ending December 31, 2011 and $26.6 million, $26.5 million, $24.7 million, $24.3 million, $18.9 million and $0.4 million during the years ending December 31, 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

5.  Long-Term Debt

The Company’s long-term debt consisted of the following as of December 31, 2010 and March 31, 2011:

	As of	As of
	December 31,	March 31,
	2010	2011
	(in thousands)
Senior secured notes due April 1, 2016	$325,000	$324,800
Unamortized premium on senior secured notes due April 1, 2016	26,251	25,232
Capital lease obligations	—	1,526
Carrying value of debt	351,251	351,558
Less current portion of capital lease obligations	—	(588)
Long-term debt, less current portion	$351,251	$350,970

Senior Secured Notes due April 1, 2016

In April 2010, ITC^DeltaCom issued $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 in a registered offering at an offering price of 97.857% of the principal amount of the Notes. The Notes accrue interest at a rate of 10.5% per year. Interest on the Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year, commencing on October 1, 2010. The Notes will mature on April 1, 2016.  As a result of purchase accounting, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes.

Under the indenture for the Notes, following the consummation of the Acquisition, ITC^DeltaCom was required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011.

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

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

restricted subsidiary, other than certain excluded subsidiaries, and by any foreign restricted subsidiary that guarantees any indebtedness of ITC^DeltaCom or any domestic restricted subsidiary. The guarantees are the subsidiary guarantors’ general senior obligations and rank equally in right of payment with all of the subsidiary guarantors’ existing and future senior indebtedness.

The indenture governing the Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2010 and March 31, 2011, the Company was in compliance with all of its financial covenants.

As of December 31, 2010 and March 31, 2011, the fair value of the ITC^DeltaCom Notes was approximately $352.6 million and $359.9 million, respectively, based on quoted market prices.

Capital Leases

The Company leases certain equipment that is accounted for as capital leases. All of these capital leases were assumed by the Company through its acquisition of STS Telecom. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense.

6.  Equity

In March 2011, ITC^DeltaCom issued 100 shares of Common Stock, par value $0.01 per share, to EarthLink for $30.0 million in cash pursuant to a stock subscription agreement.

7. Income Taxes

The major components of the income tax provision for the three months ended March 31, 2011 are as follows:

Three Months Ended
March 31, 2011
(in thousands)
State income tax	$287
Current provision	287

Deferred provision	(1,749)
Change invaluation allowance	1,749
Deferred provision	—

Total	$287

The income tax provision of $0.3 million for the three months ended March 31, 2011 represents an annual effective rate of negative 6.7%. The current state tax provision recorded during the three months ended March 31, 2011 is the result of limitations on net operating loss utilization associated with state laws.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The Company’s income tax provision is prepared on a stand-alone basis, including the determination of the need for a valuation allowance. For federal income tax purposes, the Company will be filing a consolidated income tax return with EarthLink, its parent company. For state income tax purposes, the Company will be filing on a combined or consolidated basis where required or allowable by law. The Company’s tax attributes are presented as if the Company files a separate return for federal and state tax purposes. The Company’s attributes used by EarthLink are presented as if they were unused on a separate company basis.

EarthLink has determined that it is not necessary to report a valuation allowance for deferred tax assets on a consolidated basis. However, it is necessary to report a valuation allowance in the separate financial statements of ITC^DeltaCom. The difference in valuation allowance in ITC^DeltaCom’s financial statements has been recorded to stockholders’ equity.

The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets can be realized on a stand-alone basis. Provisions of the Internal Revenue Code limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

As part of the acquisition of ITC^DeltaCom by EarthLink, $17.6 million of unrecognized tax benefits, including $0.1 million of accrued interest and penalties, were identified.  Of this amount, $15.9 million would reduce prior net operating losses if assessed. Of the $1.7 million reflected on the balance sheet, $1.3 million would result in tax payments, $0.3 million would be offset by net operating losses and $0.1 million relates to interest and penalties as disclosed below.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2011, the Company had $0.1 million of interest and penalties recorded.

8.  Related Party Transactions

ITC^DeltaCom has a services agreement with EarthLink pursuant to which EarthLink provides ITC^DeltaCom certain support services in exchange for management fees. The management fees were determined based on EarthLink’s costs to provide the services, and management believed such fees were reasonable.  During the three months ended March 31, 2011, ITC^DeltaCom recognized $0.5 million of operating expenses for services received from EarthLink.

As of December 31, 2010, the Company had accounts receivable from EarthLink of approximately $1.2 million. As of March 31, 2011, the Company had accounts payable to EarthLink of approximately $0.1 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “estimate,” “plan,” “intend,” “expect,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this report. ITC^DeltaCom disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Although ITC^DeltaCom believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ from estimates or projections contained in the forward-looking statements are described under “Safe Harbor Statement” in this Item 2.

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

Overview

ITC^DeltaCom, Inc., together with its wholly-owned subsidiaries, provides integrated communications services in the southeastern United States. We deliver a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. We also sell customer premises equipment to our business customers. We offer these services primarily over our 14-state fiber optic network. Our fiber optic network provides us with transmission capacity that we also sell to other communications providers on a wholesale basis.

In December 2010, we were acquired by EarthLink, Inc. (“EarthLink”) for $3.00 per share, with ITC^DeltaCom, Inc. surviving as a wholly-owned subsidiary of EarthLink. Subsequent to the acquisition, our integrated communication services were rebranded as EarthLink Business and our wholesale services were rebranded as EarthLink Carrier.

Revenue Sources

We derive revenues from providing integrated communications services, wholesale services and equipment sales and related services.

Integrated Communications Services. We deliver integrated voice and data communications services to end-users on a retail basis, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. Revenues primarily consist of monthly recurring fees. Revenues from our integrated communications services were approximately 84% and 82% of our total revenues during the three months ended March 31, 2010 and 2011, respectively.

Wholesale Services. We deliver wholesale communications services to other communications businesses. Revenues from these services are generated from sales to a limited number of other communications companies, including incumbent local exchange carriers, competitive local exchange carriers, wireless service providers, cable companies, Internet service providers and other carriers. Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers and local dial tone communications services to other competitive exchange carriers, operator and directory assistance services, and dedicated Internet access services through our IP network and our direct connectivity to the IP networks of other Internet service providers. Our broadband transport services include private line services, Ethernet private line services and wavelength services, which allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network. Revenues consist of fees charged for network services, termination fees, fees for equipment and usage fees. Revenues from our wholesale services were approximately 13% and 15% of our total revenues during the three months ended March 31, 2010 and 2011, respectively.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premises equipment. Revenues from these services, which are primarily generated from sales to our integrated communications services customers, were approximately 3% of our total revenues during the during the three months ended March 31, 2010 and 2011.

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

Acquisition

In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom currently operates a sophisticated voice-over-IP (“VoIP”) platform. We plan to leverage STS Telecom’s expertise in managed hosted VoIP on a nationwide basis as part of our VoIP offerings.

Results of Operations

On December 8, 2010, we were acquired by EarthLink. The accounting for the acquisition has been “pushed-down” in our consolidated financial statements. Due to EarthLink’s acquisition of us, the financial results have been presented separately for the “Predecessor Entity” period, January 1, 2010 through March 31, 2010, and for the “Successor Entity” period, January 1, 2011 through March 31, 2011.

The following table sets forth statement of operations data for the three months ended March 31, 2010 and 2011 (in thousands):

	Predecessor Entity	Sucessor Entity
	Three Months	Three Months	Change Between
	Ended	Ended	2010 and 2011
	March 31, 2010	March 31, 2011	Amount	%

Revenues:
Integrated communications services	$93,118	$89,587	$(3,531)	-4%
Wholesale services	14,289	16,653	2,364	17%
Equipment sales and related services	3,733	3,576	(157)	-4%
Total revenues	111,140	109,816	(1,324)	-1%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shownseparately below)	52,349	54,378	2,029	4%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	36,895	35,704	(1,191)	-3%
Depreciation and amortization	14,822	16,666	1,844	12%
Acquisition-related costs	—	825	825	*
Total operating costs and expenses	104,066	107,573	3,507	3%

Income from operations	7,074	2,243	(4,831)	-68%
Interest expense and other, net	(4,685)	(7,554)	(2,869)	61%
Income (loss) before income taxes	2,389	(5,311)	(7,700)	-322%
Income tax provision	—	(287)	(287)	*
Net income (loss)	$2,389	$(5,598)	$(7,987)	-334%

* Denotes percentage is not meaningful.

The following table sets forth certain operating data as of March 31, 2010 and 2011:

	March 31,	March 31,
	2010	2011

Colocations (1)	281	294
Voice and data switches	20	20
Employees (2)	1,365	1,325

Retail business voice lines in service (3)
UNE-T and other UNE lines (4)	366,734	373,927
Resale and UNE-P lines (5)	49,754	43,704
Total retail voice lines in service	416,488	417,631
Wholesale lines in service (6)	8,694	6,831
Total business lines in service (7)	425,182	424,462

(1)          Two colocations in the same physical facility are reflected as one location.

(2)          Includes full-time and part-time employees.

(3)          Lines in service include only voice lines in service. Conversion of data services provided to customers to a voice line equivalent is excluded.

(4)          Facilities-based service offering in which we provide local transport through our owned and operated switching facilities.

(5)          Resale service offerings in which we provide local and mobile services.

(6)          Represents primary rate interface circuits provided as part of our local interconnection services for Internet service providers.

(7)          Reported net of lines disconnected or canceled.

Revenues

Total revenues decreased $1.3 million, or 1%, from $111.1 million during the three months ended March 31, 2010 to $109.8 million during the three months ended March 31, 2011. The decrease was primarily due to declining business demand and competitive pricing pressures.

Integrated communications services. Revenues from our integrated communications services decreased $3.5 million, or 4%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. The decrease resulted from decreases in local service revenues, long distance services revenues, data revenues, and revenue generated by access billings to other carriers. Our local services revenues decreased due to pricing pressures related to increased competition and the overall economy. Long distance services revenues decreased due to a decline in our average rate per billable minute. We also experienced increased competition in long distance services from VoIP and wireless competitive offerings. We expect additional declines in our revenues from long distance services in 2011 because of the foregoing factors and because we will continue to emphasize other service offerings that generate fixed monthly recurring service charges.  We expect that pricing pressure on long distance services revenues will continue to have a negative impact on our long distance services and revenues in 2011.

We experienced an increase of approximately 7,193 facilities-based local lines and a decrease of approximately 6,050 resale and UNE-P lines from March 31, 2010 to March 31, 2011, for a net increase of 1,143 total lines. We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and UNE-P services. Approximately 88% and 90% of our retail business lines were provided on our own network during the three months ended March 31, 2010 and 2011, respectively.

Wholesale services. Revenues from our wholesale services increased $2.4 million, or 17%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. The increase was primarily attributable to an increase in broadband transport services revenues. The increase in broadband transport service revenues resulted from actions on our part to secure our customer relationships in which we entered into new contracts with utilities to acquire facilities for our use in serving our customers and canceled contracts with the utilities to market their facilities to our customers. As a result, our broadband transport revenues and our cost of revenues increased during the three months ended March 31, 2011 compared to the prior year period. Partially offsetting this increase was a decrease in local interconnection revenues resulting from a decrease in local interconnection lines and a decrease in operator and directory assistance revenues.

Equipment sales and related services. Revenues from communication equipment sales and related services decreased $0.2 million, or 4%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. The decrease resulted from reduced demand for telephone systems.

Cost of revenues

Cost of revenues includes costs directly associated with providing services to our customers. Cost of revenues does not include depreciation and amortization. Cost of revenues primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the costs of equipment sold to customers for use with our services. We utilize other carriers to provide services where we do not have facilities. We utilize a number of different carriers to terminate our long distance calls outside the southeastern United States. The provision of local services over our network generally reduces the amounts we otherwise would be required to pay to other telephone companies to use their networks and facilities in order to provide local services.

Total cost of revenues increased $2.0 million, or 4%, from the three months ended March 31, 2010 to the three months ended March 31, 2011 and increased as a percent of revenues from 47% during the three months ended March 31, 2010 to 50% during the three months ended March 31, 2011. The increase in cost of revenues both in absolute terms and as a percentage of total revenues was primarily due to an increase in wholesale cost of revenues, as discussed above.

Selling, general and administrative expense

Selling, general and administrative expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration.

Selling, general and administrative expense decreased $1.2 million, or 3%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. The decrease was primarily attributable to decreases in facilities costs, professional fees, data processing, bad debt expense and other corporate overhead expenses. These decreases were partially offset by increases in cash compensation and non-cash stock-based compensation expense.  We experienced a reduction in the total number of our employees from 1,365 as of March 31, 2010 to 1,325 as of March 31, 2011. The reduction was due primarily to voluntary attrition in full-time positions as a result of the decline in business demand for our services and involuntary attrition due to the integration of our business with EarthLink’s, offset by an increase in employees due to our acquisition of STS Telecom.

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

Depreciation and amortization expense increased $1.8 million, or 12%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. This consisted of a $7.0 million increase in amortization expense, offset by a $5.2 million decrease in depreciation expense. The increase in amortization expense compared to the three months ended March 31, 2010 was due to an increase in amortization expense associated with the identifiable intangible asset established in connection with EarthLink’s acquisition of us. The decrease in depreciation expense compared to the three months ended March 31, 2010 was primarily attributable to a reduction in property equipment to record at fair value in connection with EarthLink’s acquisition of us and property and equipment becoming fully depreciated over the past year.

Acquisition-related costs

Acquisition-related costs consist of external costs directly related to acquisitions, such as advisory, legal, accounting, valuation and other professional fees. Acquisition-related costs also include employee severance and benefit costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received. During the three months ended March 31, 2011, ITC^DeltaCom incurred $0.8 million of acquisition-related costs, which consisted of $0.6 million of severance and benefit costs and $0.2 million of advisory, legal, accounting, and other professional fees. These expenses are included in acquisition-related costs in the Company’s Condensed Consolidated Statement of Operations.

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”); interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

Interest expense and other, net, increased $2.9 million, or 61%, from the three months ended March 31, 2010 to the three months ended March 31, 2011. The increase was attributable to an increase in the weighted average interest rate on our outstanding borrowings and an increase in our outstanding debt balance due to the issuance of the Notes in April 2010 and the repayment of $305.5 million aggregate amount of indebtedness with the proceeds of the Notes offering. Our overall weighted average annual interest rate (excluding deferred financing costs and including debt discount and premium) was 5.2% as of March 31, 2010 compared to 9.7% as of March 31, 2011.

Income Tax Provision

We recognized an income tax provision of $0.3 million during the three months ended March 31, 2011, which consisted of $0.3 million state income amounts payable due to the net operating loss carryforward limitations associated with provisions of the Internal Revenue Code which limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

We continue to maintain a full valuation allowance of $89.7 million against our unrealized deferred tax assets, which include net operating loss carryforwards. The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets can be realized on a stand-alone basis.

To the extent we report income in future periods, we intend to use our net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes. Our ability to use our federal and state net operating loss carryforwards and federal and state tax credit carryforwards may be subject to restrictions attributable to equity transactions in the future resulting from changes in ownership as defined under the Internal Revenue Code.

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2010 and 2011 (in thousands):

	Predecessor Entity	Successor Entity
	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2011

Net income (loss)	$2,389	$(5,598)
Non-cash items	16,184	16,557
Changes in working capital	466	9,643
Net cash provided by operating activities	$19,039	$20,602

Net cash used in investing activities	$(10,266)	$(35,321)

Net cash (used in) provided by financing activities	$(2,685)	$26,762

Operating activities

Net cash provided by operating activities was $19.0 million and $20.6 million during three months ended March 31, 2010 and 2011, respectively.  Net cash provided by operating activities increased during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to a an increase in accounts payable, accrued and other liabilities.

Investing activities

Cash used for investing activities was $10.3 million during the three months ended March 31, 2010. This primarily consisted of $11.2 million of capital expenditures, offset by $1.7 million of proceeds from the sale of short-term investments and $0.2 million of proceeds from the sale of fixed assets. Cash used for investing activities was $35.3 million during the three months ended March 31, 2011. This primarily consisted of $22.1 million of cash paid to acquire STS Telecom and $13.6 million of capital expenditures.

Financing activities

Cash provided by financing activities was $2.7 million during the three months ended March 31, 2010. This consisted of $2.1 million for taxes paid on vested restricted shares and $0.6 million for repayments of long-term debt. Cash provided by financing activities was $26.8 million during the three months ended March 31, 2011. This consisted of a $30.0 million investment by EarthLink, partially offset by $3.2 million for repayments of long-term debt. Under the indenture for the Notes, following the consummation of the Acquisition, ITC^DeltaCom was required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011. Also during the three months ended March 31, 2011, ITC^DeltaCom repaid $3.0 million of debt assumed in the STS Telecom acquisition.

Future Uses of Cash

We believe that to remain competitive with much larger telecommunications companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We expect to incur capital expenditures to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or technologically obsolete equipment. We expect to use cash related to our outstanding indebtedness, including payments for interest. We also may use cash to redeem the Notes in accordance with the terms of the related indenture or to repurchase the Notes. We also expect to use cash for required payment of wages and salaries to employees, purchase of network capacity and access under contracts, and payment of fees for other goods and services, including maintenance and commission payments. Although we are parties to legally binding contracts requiring payment for these goods and services, the actual amounts of such payments are contingent upon such factors as volume and/or variable rates that are uncertain or unknown as of March 31, 2011. We are obligated under contracts for network facilities and access that require us to pay a penalty, acquire equipment specific to us or purchase contract specific equipment, as defined by each contract, if we terminate the contract without cause prior to its expiration date. Because these payment obligations are contingent on our termination of the contract, no obligation will exist unless such a termination occurs.

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the pricing of our services, and the level of resources used for our sales and marketing activities, among others.

Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the three months ended March 31, 2010 and 2011, we generated $19.0 million and $20.6 million in cash from operations, respectively. As of March 31, 2011, we had $55.6 million in cash and cash equivalents.

We believe that our cash on hand and the cash flows we expect to generate from operations under our current business plan will provide us with sufficient funds to enable us to fund our planned capital expenditures, satisfy our debt service requirements, and meet our other cash needs under our current business plan for at least the next 12 months. Our ability to meet all of our cash needs during the next 12 months and thereafter could be adversely affected by various circumstances, including an increase in customer attrition, employee turnover, service disruptions and associated customer credits, acceleration of critical operating payables, lower than expected collections of accounts receivable, and other circumstances outside of our immediate and direct control. We may determine that it is necessary or appropriate to obtain additional funding through new debt financing to address such contingencies or changes to our business plan. We cannot provide any assurance as to whether, or as to the terms on which, we would be able to obtain such debt financing, which would be subject to limitations imposed by covenants contained in our Notes and which would be negatively affected by adverse developments in the credit and capital markets.

Indebtedness

Senior Secured Notes. As of March 31, 2011, we had outstanding $325.0 million aggregate principal amount of 10.5% senior secured notes due April 1, 2016. As a result of EarthLink’s acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting $26.3 million debt premium is being amortized over the remaining life of the Notes. As of March 31, 2011, including the premium, this indebtedness had an overall weighted average interest rate of 9.7%.

Compliance With Financial Covenants. We were in compliance with all of financial covenants as of March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that we may not be able to execute our business strategy, which could adversely impact our results of operations and cash flows; (2) that adverse economic conditions could harm our business; (3) that if we do not continue to innovate and provide products and services that are useful to customers, we may not remain competitive, and our revenues and operating results could suffer; (4) that we face significant competition that could reduce our profitability; (5) that we may not be able to compete effectively if we are unable to install additional network equipment or convert our network to more advanced technology; (6) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (7) that our business may suffer if third parties used for customer service and technical support and certain billing services are unable to provide these services or terminate their relationships with us; (8) that decisions by the Federal Communications Commission relieving incumbent telephone companies of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (9) that our wholesale services, including our broadband transport services, continue to be adversely affected by pricing pressure, network overcapacity, service cancellations and other factors; (10) that our financial performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (11) that we have experienced and may continue to experience reductions in switched access and reciprocal compensation revenue; (12) that our inability to maintain and upgrade our network infrastructure, portions of which we do not own, could adversely affect our operating results; (13) that if we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (14) that government regulations could adversely affect our business or force us to change our business practices; (15) that we may be unable to retain sufficient qualified personnel, which could adversely affect us; (16) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (17) that our business depends on effective business support systems and processes; (18) that we may not be able to protect our intellectual property; (19) we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (20) that if we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (21) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (22) that we are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink’s performance; (23) that as a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

ITC^DeltaCom is a party to various legal proceedings that are ordinary and incidental to its business. Management does not expect that any currently pending legal proceedings will have a material adverse effect on ITC^DeltaCom’s results of operations or financial position.

Item 1A.  Risk Factors.

There were no material updates from the risk factors disclosed in ITC^DeltaCom’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)          Exhibits.   The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC.

Date:	May 4, 2011	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman and Chief Executive
Officer (principal executive officer)

Date:	May 4, 2011	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)