Form 10-Q
period 2011-06-30
ITC DELTACOM INC
filed 2011-08-08
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 250 shares of common stock, $0.01 par value per share, were outstanding. (all shares are issued to EarthLink, Inc.)

ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2011

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	June 30,
	2010	2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,585	$43,715
Restricted cash	2,270	1,068
Accounts receivable, net of allowance of $276 and $1,699 as of December 31, 2010 and June 30, 2011, respectively	40,242	42,867
Prepaid expenses	8,494	9,364
Other current assets	5,522	4,566
Total current assets	100,113	101,580
Property and equipment, net	206,988	208,082
Purchased intangible assets, net	129,650	134,672
Goodwill	170,126	191,448
Other long-term assets	170	178
Total assets	$607,047	$635,960

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,734	$5,630
Accrued payroll and related expenses	4,053	8,643
Accrued interest	8,622	8,635
Other accrued liabilities	37,845	38,556
Deferred revenue	19,844	24,376
Current portion of long term debt and capital lease obligations	—	599
Total current liabilities	82,098	86,439

Long-term debt and capital lease obligations	351,251	349,796
Other long-term liabilities	7,874	7,459
Total liabilities	441,223	443,694

Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 150 and 250 shares issued and outstanding as of December 31, 2010 and June 30, 2011, respectively	—	—
Additional paid-in capital	176,194	214,473
Accumulated deficit	(10,370)	(22,207)
Total stockholders’ equity	165,824	192,266
Total liabilities and stockholders’ equity	$607,047	$635,960

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	Predecessor	Successor	Predecessor	Successor
	Entity	Entity	Entity	Entity
	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenues:
Integrated communications services	$91,287	$92,230	$184,405	$180,589
Wholesale services	15,281	17,580	29,570	35,148
Equipment sales and related services	4,332	3,969	8,065	7,858
Total revenues	110,900	113,779	222,040	223,595

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	50,920	55,546	103,269	109,924
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	36,688	37,302	73,583	73,006
Depreciation and amortization	13,648	18,230	28,470	34,896
Acquisition-related costs	—	1,057	—	1,882
Total operating costs and expenses	101,256	112,135	205,322	219,708

Income from operations	9,644	1,644	16,718	3,887
Interest expense and other, net	(16,160)	(8,137)	(20,845)	(15,691)
Loss before income taxes	(6,516)	(6,493)	(4,127)	(11,804)
Income tax benefit (provision)	—	254	—	(33)
Net loss	$(6,516)	$(6,239)	$(4,127)	$(11,837)

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Predecessor Entity	Successor Entity
	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2011

Cash flows from operating activities:
Net loss	$(4,127)	$(11,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,470	34,896
Stock-based compensation	1,117	2,146
Amortization of debt discount, premium and issuance costs	1,308	(2,062)
(Gain) loss on sale of fixed assets	(340)	559
Write-off of unamortized debt discount and issuance cost	7,948	—
Other operating activities	—	(415)
Decrease (increase) in accounts receivable, net	1,831	(786)
Increase in prepaid expenses and other assets	(1,778)	(5,613)
Increase (decrease) in accounts payable and accrued and other liabilities	4,563	(3,651)
(Decrease) increase in deferred revenue	(533)	4,187
Net cash provided by operating activities	38,459	17,424

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(22,759)
Purchases of property and equipment	(29,806)	(22,457)
Proceeds received from sale of fixed assets	622	12
Proceeds from sale of investments	1,706	—
Change in restricted cash	—	1,202
Other investing activities	(570)	67
Net cash used in investing activities	(28,048)	(43,935)

Cash flows from financing activities:
Proceeds from issuance of stock	—	30,000
Proceeds from issuance of debt, net of issuance cost	308,535	—
Repayment of long-term debt and capital lease obligations	(308,075)	(3,381)
Taxes paid on vested restricted shares	(2,112)	—
Other financing activities	—	22
Net cash (used in) provided by financing activities	(1,652)	26,641

Net increase in cash and cash equivalents	8,759	130
Cash and cash equivalents, beginning of period	67,786	43,585
Cash and cash equivalents, end of period	$76,545	$43,715

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

ITC^DeltaCom, Inc. (“ITC^DeltaCom” or the “Company”), together with its wholly-owned subsidiaries, provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications, local exchange, long-distance and conference calling, mobile data and voice services and customer premises equipment. The Company offers these services primarily over its 14-state fiber optic network. The Company’s fiber optic network provides the Company with transmission capacity that it also sells to other communications providers on a wholesale basis.

On December 8, 2010, ITC^DeltaCom was acquired by EarthLink, Inc. (“EarthLink”) with ITC^DeltaCom, Inc. becoming a wholly-owned subsidiary of EarthLink, Inc. (the “Acquisition”). The accounting for the Acquisition has been “pushed-down” in the accompanying condensed consolidated financial statements. See Note 3, “Acquisitions,” for more detail.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of ITC^DeltaCom, which include the accounts of its wholly-owned subsidiaries, for the three and six months ended June 30, 2011 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2010 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).  All significant intercompany transactions have been eliminated.

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2011.

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

The total consideration transferred was $253.8 million, which consisted of $251.4 million in cash paid to acquire the outstanding common stock of ITC^DeltaCom and $2.3 million for the fair value of restricted stock units assumed and converted. In allocating the consideration transferred based on estimated fair values, ITC^DeltaCom recorded approximately $170.0 million of goodwill, $131.2 million of identifiable intangible assets, $200.5 million of property and equipment, $351.2 million of long-term debt, $18.0 million of other net assets and an $85.3 million reduction of additional paid-in capital. The reduction in additional paid-in capital resulted from a valuation allowance being reported for an increase in deferred tax assets in ITC^DeltaCom’s financial statements, but not in the consolidated financial statements of EarthLink. The accounting for the Acquisition was pushed-down to reflect the Acquisition at fair value of the assets acquired and liabilities assumed. The Company allocated the consideration transferred to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess of the consideration transferred over those fair values was recorded as goodwill.

During the six months ended June 30, 2011, the Company finalized certain provisional amounts recognized at the acquisition date related to deferred taxes and other tax positions. The Company retrospectively adjusted the provisional amounts recorded at the acquisition date to reflect the new information obtained. As a result, the carrying amount of additional paid-in capital was reduced by $18.8 million as of December 31, 2010, with a corresponding decrease to goodwill.  The reduction in additional paid-in capital resulted from a valuation allowance being reported for an increase in deferred tax assets in ITC^DeltaCom’s financial statements, but not in the consolidated financial statements of EarthLink. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income based taxes and residual goodwill.

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

Saturn Telecommunication Services, Inc.

In March 2011, the Company acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom currently operates a sophisticated voice-over-Internet-protocol (“VoIP”)  platform. The primary reason for the acquisition was for the Company to leverage STS Telecom’s expertise in managed hosted VoIP on a nationwide basis as part of its VoIP offerings.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

The total consideration transferred was $22.9 million, which consisted of cash paid to acquire the outstanding equity interests of STS Telecom. In allocating the consideration transferred based on estimated fair values, the Company recorded approximately $21.5 million of goodwill, $17.9 million of identifiable intangible assets, $2.8 million of tangible assets and $19.3 million of net liabilities assumed. The preliminary allocation of the consideration transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income based taxes and residual goodwill. The Company has included the financial results of STS Telecom in its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company’s consolidated financial statements.

Acquisition-Related Costs

Acquisition-related costs consist of costs directly related to acquisitions, such as employee severance and retention costs; transaction related costs, which include external costs directly related to acquisitions such as advisory, legal, accounting, valuation and other professional fees; and other integration related costs. Acquisition-related costs consisted of the following during the three and six months ended June 30, 2011:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
	(in thousands)

Severance and retention costs	$569	$1,218
Transaction related costs	—	176
Integration related costs	488	488
Total acquisition-related costs	$1,057	$1,882

4.  Purchased Intangible Assets and Goodwill

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010
Goodwill	$170,126
Accumulated impairment loss	—
170,126

Goodwill acquired during year	21,479
Goodwill adjustments	(157)

Balance as of June 30, 2011
Goodwill	191,448
Accumulated impairment loss	—
$191,448

Goodwill acquired during the period resulted from the Company’s acquisition of STS Telecom, which is more fully described in Note 3, “Acquisitions.”

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Purchased Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011 (in thousands):

	As of December 31, 2010			As of June 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Customer relationships	$117,600	$(1,358)	$116,242	$133,300	$(12,411)	$120,889
Developed technology	9,900	(110)	9,790	11,600	(1,208)	10,392
Trade name	3,700	(82)	3,618	3,700	(699)	3,001
Other	—	—	—	450	(60)	390
	$131,200	$(1,550)	$129,650	$149,050	$(14,378)	$134,672

The gross carrying value of identifiable intangible assets as of June 30, 2011 includes $15.7 million of customer relationships, $1.7 million of developed technology and $0.5 million of other intangible assets resulting from the STS Telecom acquisition. Customer relationships represent the fair values of the underlying relationships and agreements with the Company’s customers. Developed technology represents the fair values of the Company’s processes, patents and trade secrets related to the design and development of the Company’s internally used software and technology. Trade name represents the fair values of brand and name recognition. Other represents the fair value of non-compete agreements. As of June 30, 2011, the weighted average amortization periods were 5.8 years for customer relationships, 5.6 years for developed technology, 3.0 years for the trade name and 2.5 years for other identifiable intangible assets. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such asset, and the developed technology and trade name are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

Amortization expense for definite-lived intangible assets was $0.7 million and $6.7 million during the three months ended June 30, 2010 and 2011, respectively, and $1.3 million and $12.8 million during the six months ended June 30, 2010 and 2011, respectively.  Amortization of definite-lived intangible assets is included in depreciation and amortization in the Condensed Consolidated Statements of Operations. Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $13.3 million in the remaining six months in the year ending December 31, 2011 and $26.6 million, $26.5 million, $24.7 million, $24.3 million, $18.9 million and $0.4 million during the years ending December 31, 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

5.  Long-Term Debt

The Company’s long-term debt consisted of the following as of December 31, 2010 and June 30, 2011:

	As of	As of
	December 31,	June 30,
	2010	2011
	(in thousands)
Senior secured notes due April 1, 2016	$325,000	$324,800
Unamortized premium on senior secured notes due April 1, 2016	26,251	24,189
Capital lease obligations	—	1,406
Carrying value of debt and capital lease obligations	351,251	350,395
Less current portion of long-term debt and capital lease obligations	—	(599)
Long-term debt and capital lease obligations	$351,251	$349,796

Senior Secured Notes due April 1, 2016

In April 2010, ITC^DeltaCom issued $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 at an offering price of 97.857% and received net proceeds of $308.5 million after transaction fees of $9.5 million. In July 2010, the Company completed an exchange offer and exchanged the Notes for an identical series of Notes registered with the Securities and Exchange Commission.  The Company applied the net proceeds to repay $305.5 million aggregate amount of indebtedness, including all principal plus accrued and unpaid interest, outstanding under its first lien and second lien senior secured credit facilities and its former revolving credit facility, which were terminated. The Notes accrue interest at a rate of 10.5% per year. Interest on the Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year. The Notes will mature on April 1, 2016.  As a result of purchase accounting, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes.

Under the indenture for the Notes, following the consummation of the Acquisition, ITC^DeltaCom was required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 2010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011.

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

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

The indenture governing the Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2010 and June 30, 2011, the Company was in compliance with all of its financial covenants.

As of December 31, 2010 and June 30, 2011, the fair value of the ITC^DeltaCom Notes was approximately $352.6 million and $346.1 million, respectively, based on quoted market prices.

The subsidiary guarantors are wholly owned, directly or indirectly, by ITC^DeltaCom, Inc. and have, jointly and severally, fully and unconditionally guaranteed, to each holder of the notes, the full and prompt performance of ITC^DeltaCom’s obligations under the notes and the indenture governing the notes, including the payment of principal (or premium, if any) and interest on the notes, on an equal and ratable basis. Further, ITC^DeltaCom has no independent assets or operations, and there are no significant restrictions on the ability of its consolidated subsidiaries to transfer funds to ITC^DeltaCom in the form of cash dividends, loans or advances. ITC^DeltaCom’s assets consist solely of cash representing less than 1% of consolidated assets and investments it has made in its consolidated subsidiaries, and its operations consist solely of changes in its investment in subsidiaries and interest associated with the senior indebtedness. Based on these facts, and in accordance with Securities and Exchange Commission Regulation S-X Rule 3-10, “Financial statements of guarantors and issuers of guaranteed securities registered or being registered,” ITC^DeltaCom is not required to provide condensed consolidating financial information for the subsidiary guarantors.

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

7.  Income Taxes

The income tax provision for the six months ended June 30, 2011 represents an effective rate of -2.08%. The income tax provision consisted of state income tax amounts payable due to the net operating loss carryforward limitations associated with provisions of the Internal Revenue Code which limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

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

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2011, the Company had $0.1 million of interest and penalties recorded.

8.  Related Party Transactions

ITC^DeltaCom has a services agreement with EarthLink pursuant to which EarthLink provides ITC^DeltaCom certain support services in exchange for management fees. The management fees were determined based on EarthLink’s costs to provide the services, and management believed such fees were reasonable.  During the three and six months ended June 30, 2011, ITC^DeltaCom recognized $0.8 million and $1.3 million, respectively, of operating expenses for services received from EarthLink.

As of December 31, 2010, the Company had accounts receivable from EarthLink of approximately $1.2 million. As of June 30, 2011, the Company had accounts receivable from EarthLink and its subsidiaries of approximately $0.4 million.

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

Overview

ITC^DeltaCom, Inc., together with its wholly-owned subsidiaries, provides integrated communications services in the southeastern United States. We deliver a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications, local exchange, long-distance and conference calling, and mobile data and voice services. We also sell customer premises equipment to our business customers. We offer these services primarily over our 14-state fiber optic network. Our fiber optic network provides us with transmission capacity that we also sell to other communications providers on a wholesale basis.

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

Integrated Communications Services. We deliver integrated voice and data communications services to end-users on a retail basis, including high-speed or broadband data communications (which consist of Ethernet and Internet access connectivity), local exchange, long-distance and conference calling, and mobile data and voice services. Revenues primarily consist of monthly recurring fees. Revenues from our integrated communications services were approximately 82% and 81% of our total revenues during the three months ended June 30, 2010 and 2011, respectively.

Wholesale Services. We deliver wholesale communications services to other communications businesses. Revenues from these services are generated from sales to a limited number of other communications companies, including incumbent local exchange carriers, competitive local exchange carriers, wireless service providers, cable companies, Internet service providers and other carriers. Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers and local dial tone communications services to other competitive exchange carriers, operator and directory assistance services, and dedicated Internet access services through our IP network and our direct connectivity to the IP networks of other Internet service providers. Our broadband transport services include private line services, Ethernet private line services and wavelength services, which allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network. Revenues consist of fees charged for network services, termination fees, fees for equipment and usage fees. Revenues from our wholesale services were approximately 14% and 15% of our total revenues during the three months ended June 30, 2010 and 2011, respectively.

Equipment Sales and Related Services. We derive non-recurring revenues from selling, installing and providing maintenance services for customer premises equipment. Revenues from these services, which are primarily generated from sales to our integrated communications services customers, were approximately 4% and 3% of our total revenues during the three months ended June 30, 2010 and 2011, respectively.

Trends in our Business

We operate in the communications industry. The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We sell our services to end user business customers and to wholesale customers. Our wholesale customers consist primarily of telecommunications carriers and network resellers. Our business has become more focused on end users as a result of consolidation in the telecommunications industry. In addition, merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business.

Our business customers are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on billable minutes of use and on customer attrition rates, and have resulted in and may continue to result in increased customer demands for price reductions in connection with contract renewals. We have experienced pressure on revenue and operating expenses for our services as a result of current economic conditions, including increased subscriber acquisition and retention costs necessary to attract and retain subscribers.

Acquisition

In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated voice-over-IP (“VoIP”) platform. The primary reason for the acquisition is to leverage STS Telecom’s expertise in managed hosted VoIP on a nationwide basis as part of our VoIP offerings.

Results of Operations

On December 8, 2010, we were acquired by EarthLink. The accounting for the acquisition has been “pushed-down” in our consolidated financial statements. Due to EarthLink’s acquisition of us, the financial results have been presented separately for the “Predecessor Entity” period, January 1, 2010 through June 30, 2010, and for the “Successor Entity” period, January 1, 2011 through June 30, 2011.

The following table sets forth statement of operations data for the three months ended June 30, 2010 and 2011 (in thousands):

	Predecessor Entity	Sucessor Entity
	Three Months	Three Months	Change Between
	Ended	Ended	2010 and 2011
	June 30, 2010	June 30, 2011	Amount	%

Revenues:
Integrated communications services	$91,287	$92,230	$943	1%
Wholesale services	15,281	17,580	2,299	15%
Equipment sales and related services	4,332	3,969	(363)	-8%
Total revenues	110,900	113,779	2,879	3%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shownseparately below)	50,920	55,546	4,626	9%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	36,688	37,302	614	2%
Depreciation and amortization	13,648	18,230	4,582	34%
Acquisition-related costs	—	1,057	1,057	*
Total operating costs and expenses	101,256	112,135	10,879	11%

Income from operations	9,644	1,644	(8,000)	-83%
Interest expense and other, net	(16,160)	(8,137)	8,023	-50%
Loss before income taxes	(6,516)	(6,493)	23	0%
Income tax benefit	—	254	254	*
Net loss	$(6,516)	$(6,239)	$277	-4%

* Denotes percentage is not meaningful.

The following table sets forth statement of operations data for the six months ended June 30, 2010 and 2011 (in thousands):

	Predecessor Entity	Sucessor Entity
	Six Months	Six Months	Change Between
	Ended	Ended	2010 and 2011
	June 30, 2010	June 30, 2011	Amount	%

Revenues:
Integrated communications services	$184,405	$180,589	$(3,816)	-2%
Wholesale services	29,570	35,148	5,578	19%
Equipment sales and related services	8,065	7,858	(207)	-3%
Total revenues	222,040	223,595	1,555	1%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shownseparately below)	103,269	109,924	6,655	6%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	73,583	73,006	(577)	-1%
Depreciation and amortization	28,470	34,896	6,426	23%
Acquisition-related costs	—	1,882	1,882	*
Total operating costs and expenses	205,322	219,708	14,386	7%

Income from operations	16,718	3,887	(12,831)	-77%
Interest expense and other, net	(20,845)	(15,691)	5,154	-25%
Loss before income taxes	(4,127)	(11,804)	(7,677)	186%
Income tax provision	—	(33)	(33)	*
Net loss	$(4,127)	$(11,837)	$(7,710)	187%

* Denotes percentage is not meaningful.

The following table sets forth certain operating data as of June 30, 2010 and 2011:

	June 30,	June 30,
	2010	2011

Colocations (1)	294	296
Voice and data switches	20	20
Employees (2)	1,357	1,292

Retail business voice lines in service (3)
UNE-T and other UNE lines (4)	368,739	373,768
Resale and UNE-P lines (5)	46,975	44,124
Total retail voice lines in service	415,714	417,892
Wholesale lines in service (6)	6,900	6,417
Total business lines in service (7)	422,614	424,309

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

Revenues

Total revenues increased $2.9 million, or 3%, from the three months ended June 30, 2010 to the three months ended June 30, 2011, and increased $1.6 million, or 1%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. The increases were primarily due to the inclusion of STS Telecom revenues and an increase in wholesale revenues, offset by declining business demand and competitive pricing pressures for our retail integrated communications services and equipment.

Integrated communications services. Revenues from our integrated communications services increased $0.9 million, or 1%, from the three months ended June 30, 2010 to the three months ended June 30, 2011. The increase was primarily due to the inclusion of STS Telecom revenues. This was partially offset by a decrease in local service revenues and data revenues. Our local service and data revenues decreased due to pricing pressures related to increased competition and the overall economy. Revenues from our integrated communications services decreased $3.8 million, or 2%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. The decrease was primarily due to a decrease in local service revenues and data revenues, offset by the inclusion of STS Telecom revenues and an increase in long distance services revenue.

We experienced an increase of approximately 5,029 facilities-based local lines and a decrease of approximately 2,851 resale and UNE-P lines from June 30, 2010 to June 30, 2011, for a net increase of 2,178 total lines. We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and UNE-P services.

Wholesale services. Revenues from our wholesale services increased $2.3 million, or 15%, from the three months ended June 30, 2010 to the three months ended June 30, 2011, and increased $5.6 million, or 19%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. The increases were primarily attributable to an increase in broadband transport services revenues. The increase in broadband transport service revenues resulted from actions on our part to secure our customer relationships in which we entered into new contracts with utilities to acquire facilities for our use in serving our customers and canceled contracts with the utilities to market their facilities to our customers. As a result, our broadband transport revenues and our cost of revenues increased during the three and six months ended June 30, 2011 compared to the prior year periods.

Equipment sales and related services. Revenues from communication equipment sales and related services decreased $0.4 million, or 8%, from the three months ended June 30, 2010 to the three months ended June 30, 2011, and decreased $0.2 million, or 3%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. The decreases resulted from reduced demand for telephone systems.

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

Total cost of revenues increased $4.6 million, or 9%, from the three months ended June 30, 2010 to the three months ended June 30, 2011 and increased as a percent of revenues from 46% during the three months ended June 30, 2010 to 49% during the three months ended June 30, 2011. Total cost of revenues increased $6.7 million, or 6%, from the six months ended June 30, 2010 to the six months ended June 30, 2011 and increased as a percent of revenues from 47% during the six months ended June 30, 2010 to 49% during the six months ended June 30, 2011. The increases in cost of revenues both in absolute terms and as a percentage of total revenues were primarily due to the inclusion of STS Telecom cost of revenues and an increase in wholesale services cost of revenues resulting from new contracts, as discussed above.

Selling, general and administrative expense

Selling, general and administrative expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration.

Selling, general and administrative expense increased $0.6 million, or 2%, from the three months ended June 30, 2010 to the three months ended June 30, 2011. The increase was primarily due to the inclusion of STS Telecom’s selling, general and administrative expenses and an increase in stock-based compensation expense, partially offset by decreases in facilities costs, professional fees, data processing, bad debt expense and other corporate overhead expenses. Selling, general and administrative expense decreased $0.6 million, or 1%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. The decrease was attributable to decreases in facilities costs, professional fees, data processing, bad debt expense and other corporate overhead expenses, partially offset by the inclusion of STS Telecom’s selling, general and administrative expenses and an increase in stock-based compensation expense.

Depreciation and amortization

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the various asset classes. Definite-lived intangible assets, which primarily consist of customer relationships, developed technology and trade names, are amortized on a straight-line basis over their estimated useful lives, which range from three to six years. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

Depreciation and amortization expense increased $4.6 million, or 34%, from the three months ended June 30, 2010 to the three months ended June 30, 2011, and increased $6.4 million, or 23%, from the six months ended June 30, 2010 to the six months ended June 30, 2011. The increases were due to increases in amortization expense, offset by decreases in depreciation expense. The increases in amortization expense compared to the prior year periods were due to amortization related to identifiable intangible assets established in connection with EarthLink’s acquisition of us and our acquisition of STS telecom. The decreases in depreciation expense compared to the prior year periods were due to a reduction in property equipment recorded at fair value in connection with EarthLink’s acquisition of us and property and equipment becoming fully depreciated over the past year, partially offset by an increase in depreciation expense resulting from property and equipment obtained in the acquisition of STS Telecom.

Acquisition-related costs

Acquisition-related costs consist of costs directly related to acquisitions, such as employee severance and retention costs; transaction related costs, which include external costs directly related to acquisitions such as advisory, legal, accounting, valuation and other professional fees; and other integration related costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received. These expenses are included in acquisition-related costs in the Company’s Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2011, acquisition-related costs consisted of the following:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2011
	(in thousands)

Severance and retention costs	$569	$1,218
Transaction related costs	—	176
Integration related costs	488	488
Total acquisition-related costs	$1,057	$1,882

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”); interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

Interest expense and other, net, decreased $8.0 million, or 50%, from the three months ended June 30, 2010 to the three months ended June 30, 2011, and decreased $5.2 million, or 25%, from the six months ended

June 30, 2010 to the six months ended June 30, 2011. Interest expense and other, net, for the three and six months ended June 30, 2010 includes a write-off of $7.9 million of unamortized debt discount and issuance costs in connection with the repayment of indebtedness outstanding under our first lien and second lien senior secured credit facilities and our former revolving credit facility from the proceeds of our Notes offering in April 2010. The decrease in interest expense and other, net, during the three months ended June 30, 2011 compared to the prior year period was primarily attributable to the write-off of unamortized debt discount and issuance costs recognized in the prior year period and the amortization of debt premium resulting from the increase in fair value of debt recorded through purchase accounting. The decrease in interest expense and other, net, during the six months ended June 30, 2011 compared to the prior year period was primarily attributable to the write-off of unamortized debt discount and issuance costs recognized in the prior year period, partially offset by an increase in the weighted average interest rate on our outstanding borrowings and an increase in our outstanding debt balance due to the issuance of the Notes in April 2010 and the repayment of $305.5 million aggregate amount of indebtedness with the proceeds of the Notes offering.

Income Tax Provision

We recognized an income tax provision of $33,000 during the six months ended June 30, 2011, which consisted of state income amounts payable due to the net operating loss carryforward limitations associated with provisions of the Internal Revenue Code which limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

We continue to maintain a full valuation allowance of $94.6 million against our unrealized deferred tax assets, which include net operating loss carryforwards. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets can be realized on a stand-alone basis.

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2010 and 2011 (in thousands):

	Predecessor Entity	Successor Entity
	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2011

Net loss	$(4,127)	$(11,837)
Non-cash items	38,503	35,124
Changes in working capital	4,083	(5,863)
Net cash provided by operating activities	$38,459	$17,424

Net cash used in investing activities	$(28,048)	$(43,935)

Net cash (used in) provided by financing activities	$(1,652)	$26,641

Operating activities

Net cash provided by operating activities was $38.5 million and $17.4 million during six months ended June 30, 2010 and 2011, respectively.  Net cash provided by operating activities decreased during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily due to an increase in cash used for accounts payable, accrued and other liabilities.

Investing activities

Cash used for investing activities was $28.0 million during the six months ended June 30, 2010. This primarily consisted of $29.8 million of capital expenditures, offset by $1.7 million of proceeds from the sale of short-term investments and $0.6 million of proceeds from the sale of fixed assets. Cash used for investing activities was $43.9 million during the six months ended June 30, 2011. This primarily consisted of $22.8 million of cash paid to acquire STS Telecom and $22.5 million of capital expenditures.

Financing activities

Cash used in financing activities was $1.7 million during the six months ended June 30, 2010. This consisted of $308.1 million for repayments of long-term debt and $2.1 million for taxes paid on vested restricted shares, offset by $308.5 million from the issuance of debt, net of issuances costs. In April 2010, we issued $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 at an offering price of 97.857% and received net proceeds of $308.5 million after transaction fees of $9.5 million. We applied the net proceeds to repay indebtedness, including all principal plus accrued and unpaid interest, outstanding under our first lien and second lien senior secured credit facilities and our former revolving credit facility, which were terminated.

Cash provided by financing activities was $26.6 million during the six months ended June 30, 2011. This consisted of a $30.0 million investment by EarthLink, partially offset by $3.4 million for repayments of long-term debt and capital leases. Under the indenture for the Notes, following the consummation of the Acquisition, we were required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011. Also during the six months ended June 30, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition and made payments on capital leases assumed in the STS Telecom acquisition.

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

Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the six months ended June 30, 2010 and 2011, we generated $38.5 million and $17.4 million in cash from operations, respectively. As of June 30, 2011, we had $43.7 million in cash and cash equivalents.

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

Indebtedness

 Senior Secured Notes. As of June 30, 2011, we had outstanding $324.8 million aggregate principal amount of 10.5% senior secured notes due April 1, 2016. As a result of EarthLink’s acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting $26.3 million debt premium is being amortized over the remaining life of the Notes.

Compliance With Financial Covenants. We were in compliance with all of financial covenants as of June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.  Other Information.

None.

Item 6.   Exhibits.

(a)        Exhibits.   The following exhibits are filed as part of this report:

31.1		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC.

Date:	August 8, 2011	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman and Chief Executive Officer (principal executive officer)

Date:	August 8, 2011	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)