Form 10-Q
period 2011-09-30
ITC DELTACOM INC
filed 2011-11-04
CIK 1041954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 250 shares of common stock, $0.01 par value per share, were outstanding. (all shares are issued to EarthLink, Inc.)

ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2011

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	September 30,
	2010	2011
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,585	$50,216
Restricted cash	2,270	1,781
Accounts receivable, net of allowance of $276 and $2,382 as of December 31, 2010 and September 30, 2011, respectively	40,242	43,179
Prepaid expenses	8,494	6,113
Other current assets	5,522	3,559
Total current assets	100,113	104,848
Property and equipment, net	206,988	210,578
Purchased intangible assets, net	129,650	127,893
Goodwill	170,126	195,229
Other long-term assets	170	84
Total assets	$607,047	$638,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,734	$7,918
Accrued payroll and related expenses	4,053	9,863
Accrued interest	8,622	17,160
Other accrued liabilities	37,845	28,608
Deferred revenue	19,844	25,045
Current portion of long term debt and capital lease obligations	—	607
Total current liabilities	82,098	89,201

Long-term debt and capital lease obligations	351,251	348,586
Other long-term liabilities	7,874	6,872
Total liabilities	441,223	444,659

Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 150 and 250 shares issued and outstanding as of December 31, 2010 and September 30, 2011, respectively	—	—
Additional paid-in capital	176,194	217,474
Accumulated deficit	(10,370)	(23,501)
Total stockholders’ equity	165,824	193,973
Total liabilities and stockholders’ equity	$607,047	$638,632

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	Predecessor	Successor	Predecessor	Successor
	Entity	Entity	Entity	Entity
	September 30,	September 30,	September 30,	September 30,
	2010	2011	2010	2011

Revenues:
Retail services	$90,466	$92,260	$275,627	$273,497
Wholesale services	16,330	17,952	45,900	53,100
Other services	4,124	3,151	11,433	10,361
Total revenues	110,920	113,363	332,960	336,958

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	54,736	54,020	158,006	163,944
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	35,325	32,739	108,908	105,745
Depreciation and amortization	13,810	18,286	42,280	53,182
Acquisition-related costs	2,064	1,664	2,064	3,546
Total operating costs and expenses	105,935	106,709	311,258	326,417

Income from operations	4,985	6,654	21,702	10,541
Interest expense and other, net	(9,683)	(7,687)	(30,527)	(23,378)
Loss before income taxes	(4,698)	(1,033)	(8,825)	(12,837)
Income tax provision	—	(261)	—	(294)
Net loss	$(4,698)	$(1,294)	$(8,825)	$(13,131)

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Predecessor Entity	Successor Entity
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2011

Cash flows from operating activities:
Net loss	$(8,825)	$(13,131)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,280	53,182
Stock-based compensation	2,014	3,122
Provision for doubtful accounts	2,670	2,198
Amortization of debt discount, premium and issuance costs	2,015	(3,109)
(Gain) loss on sale of fixed assets	(187)	710
Write-off of unamortized debt discount and issuance cost	7,948	—
Other operating activities	—	(623)
Increase in accounts receivable	(2,003)	(4,061)
Increase in prepaid expenses and other assets	(1,522)	(13,398)
Increase in accounts payable and accrued and other liabilities	14,764	7,582
(Decrease) increase in deferred revenue	(522)	4,857
Net cash provided by operating activities	58,632	37,329

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	(22,859)
Purchases of property and equipment	(44,574)	(35,062)
Proceeds received from sale of fixed assets	650	—
Proceeds from sale of investments	1,706	—
Change in restricted cash	(1)	489
Other investing activities	(434)	248
Net cash used in investing activities	(42,653)	(57,184)

Cash flows from financing activities:
Proceeds from issuance of stock	—	30,000
Proceeds from issuance of debt, net of issuance cost	308,220	—
Repayment of long-term debt and capital lease obligations	(308,075)	(3,564)
Taxes paid on vested restricted shares	(2,112)	—
Other financing activities	—	50
Net cash (used in) provided by financing activities	(1,967)	26,486

Net increase in cash and cash equivalents	14,012	6,631
Cash and cash equivalents, beginning of period	67,786	43,585
Cash and cash equivalents, end of period	$81,798	$50,216

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

ITC^DeltaCom, Inc. (“ITC^DeltaCom” or the “Company”), together with its wholly-owned subsidiaries, provides integrated communications services in the southeastern United States. The Company delivers a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications, local exchange, long-distance and conference calling, mobile data and voice services and customer premises equipment to businesses and enterprise organizations. The Company offers these services primarily over its 14-state fiber optic network. The Company’s fiber optic network provides the Company with transmission capacity that it also sells to other communications providers on a wholesale basis.

On December 8, 2010, ITC^DeltaCom was acquired by EarthLink, Inc. (“EarthLink”) with ITC^DeltaCom, Inc. becoming a wholly-owned subsidiary of EarthLink, Inc. (the “Acquisition”). The accounting for the Acquisition has been “pushed-down” in the accompanying condensed consolidated financial statements. See Note 3, “Acquisitions,” for more detail.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of ITC^DeltaCom for the three and nine months ended September 30, 2011 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2010 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2011.

Basis of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Actual results may differ from those estimates.

Segment Disclosure

The Company operates in one segment.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

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

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance related to fair value measurements. This guidance was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued authoritative guidance related to comprehensive income. This guidance was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, reclassification adjustments for items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued authoritative guidance related to goodwill testing. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

3.  Acquisitions

Acquisition by EarthLink

On December 8, 2010, the Company was acquired by EarthLink, Inc. for $3.00 per share. Under the terms of the merger agreement, EarthLink acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink.

The total consideration transferred was $253.8 million, which consisted of $251.4 million in cash paid to acquire the outstanding common stock of ITC^DeltaCom and $2.3 million for the fair value of restricted stock units assumed and converted. In allocating the consideration transferred based on estimated fair values, ITC^DeltaCom recorded approximately $173.7 million of goodwill, $131.2 million of identifiable intangible

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

assets, $199.3 million of property and equipment, $351.2 million of long-term debt, $15.5 million of other net assets and an $85.3 million reduction of additional paid-in capital. The reduction in additional paid-in capital resulted from a valuation allowance being reported for an increase in deferred tax assets in ITC^DeltaCom’s financial statements, but not in the consolidated financial statements of EarthLink. The accounting for the Acquisition was pushed-down to reflect the Acquisition at fair value of the assets acquired and liabilities assumed. The Company allocated the consideration transferred to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess of the consideration transferred over those fair values was recorded as goodwill.

During the nine months ended September 30, 2011, the Company finalized certain provisional amounts recognized at the acquisition date related to deferred taxes and other tax positions. The Company retrospectively adjusted the provisional amounts recorded at the acquisition date to reflect finalization of provisional accounting. As a result, the carrying amount of additional paid-in capital was reduced by $18.8 million as of December 31, 2010, with a corresponding decrease to goodwill.  The reduction in additional paid-in capital resulted from a valuation allowance being reported for an increase in deferred tax assets in ITC^DeltaCom’s financial statements, but not in the consolidated financial statements of EarthLink. During the nine months ended September 30, 2011, the Company recorded $3.5 million of goodwill adjustments from adjustments in the fair value of assets and liabilities assumed that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income taxes and residual goodwill.

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

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Acquisition-Related Costs

Acquisition-related costs consist of costs directly related to acquisitions, such as employee severance and retention costs; transaction related costs, which include external costs directly related to acquisitions such as advisory, legal, accounting, valuation and other professional fees; and other integration related costs. Acquisition-related costs consisted of the following during the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	Predecessor	Successor	Predecessor	Successor
	Entity	Entity	Entity	Entity
	September 30,	September 30,	September 30,	September 30,
	2010	2011	2010	2011

Severance and retention costs	$—	$1,530	$—	$2,748
Transaction related costs	2,064	—	2,064	176
Integration related costs	—	134	—	622
Total acquisition-related costs	$2,064	$1,664	$2,064	$3,546

4.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2011 were as follows (in thousands):

Balance as of December 31, 2010
Goodwill	$170,126
Accumulated impairment loss	—
170,126

Goodwill acquired during year	21,551
Goodwill adjustments	3,552

Balance as of September 30, 2011
Goodwill	195,229
Accumulated impairment loss	—
$195,229

Goodwill acquired during the period resulted from the Company’s acquisition of STS Telecom, which is more fully described in Note 3, “Acquisitions.” Goodwill adjustments during the period resulted from adjustments in the fair value of assets and liabilities assumed in acquisitions that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Other Intangible Assets

The following table presents the components of the Company’s acquired identifiable intangible assets included in the accompanying Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011 (in thousands):

	As of December 31, 2010			As of September 30, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Customer relationships	$117,600	$(1,358)	$116,242	$133,300	$(18,157)	$115,143
Developed technology	9,900	(110)	9,790	11,600	(1,888)	9,712
Trade name	3,700	(82)	3,618	3,700	(1,007)	2,693
Other	—	—	—	450	(105)	345
	$131,200	$(1,550)	$129,650	$149,050	$(21,157)	$127,893

The gross carrying value of identifiable intangible assets as of September 30, 2011 includes $15.7 million of customer relationships, $1.7 million of developed technology and $0.5 million of other intangible assets resulting from the STS Telecom acquisition. Customer relationships represent the fair values of the underlying relationships and agreements with the Company’s customers. Developed technology represents the fair values of the Company’s processes, patents and trade secrets related to the design and development of the Company’s internally used software and technology. Trade name represents the fair values of brand and name recognition. Other represents the fair value of non-compete agreements.

As of September 30, 2011, the weighted average amortization periods were 5.8 years for customer relationships, 5.6 years for developed technology, 3.0 years for the trade name and 2.5 years for other identifiable intangible assets. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such assets, and the developed technology and trade name are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

Amortization of intangible assets, which is included in depreciation and amortization in the Condensed Consolidated Statements of Operations, for the three and nine months ended September 30, 2010 and 2011 was as follows:

	Three Months Ended		Nine Months Ended
	Predecessor	Successor	Predecessor	Successor
	Entity	Entity	Entity	Entity
	September 30,	September 30,	September 30,	September 30,
	2010	2011	2010	2011

Amortization expense	$635	$6,809	$1,905	$19,638

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $6.8 million in the remaining three months in the year ending December 31, 2011 and $26.9 million, $25.9 million, $24.6 million, $24.3 million, $18.9 million and $0.4 million during the years ending December 31, 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

5.  Long-Term Debt and Capital Lease Obligations

The Company’s long-term debt and capital lease obligations consisted of the following as of December 31, 2010 and September 30, 2011:

	As of	As of
	December 31,	September 30,
	2010	2011
	(in thousands)
Senior secured notes due April 1, 2016	$325,000	$324,800
Unamortized premium on senior secured notes due April 1, 2016	26,251	23,143
Capital lease obligations	—	1,250
Carrying value of debt and capital lease obligations	351,251	349,193
Less current portion of long-term debt and capital lease obligations	—	(607)
Long-term debt and capital lease obligations	$351,251	$348,586

Senior Secured Notes due April 1, 2016

General.  In April 2010, ITC^DeltaCom issued $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 at an offering price of 97.857% and received net proceeds of $308.5 million after transaction fees of $9.5 million. In July 2010, the Company completed an exchange offer and exchanged the Notes for an identical series of Notes registered with the Securities and Exchange Commission.  The Company applied the net proceeds to repay $305.5 million aggregate amount of indebtedness, including all principal plus accrued and unpaid interest, outstanding under its first lien and second lien senior secured credit facilities and its former revolving credit facility, which were terminated.

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

Redemption.  ITC^DeltaCom may redeem some or all of the Notes, at any time before April 1, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. ITC^DeltaCom may redeem some or all of the Notes at any time on or after April 1, 2013, at specified redemption prices declining from 105.250% to 100% of their principal amount. In addition, before April 1, 2013, ITC^DeltaCom may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 110.5% of their principal amount with the net proceeds of certain equity offerings. During any 12-month period before April 1, 2013, ITC^DeltaCom may redeem up to 10% of the aggregate principal amount of the Notes at a redemption price equal to 103% of their principal amount. If (1) ITC^DeltaCom sells certain of its assets and does not either (a) apply the net sale proceeds to repay indebtedness under the senior secured revolving credit facility, the Notes, or other indebtedness secured on a first-priority basis or (b) reinvest the net sale proceeds in its business, or (2) ITC^DeltaCom experiences a change of control, it may be required to offer to purchase Notes from holders at 100% of their principal amount, in the case of a sale of assets, or 101% of their principal amount, in the case of a change of control. ITC^DeltaCom would be required to pay accrued and unpaid interest, if any, on the Notes redeemed or purchased in each of the foregoing events of redemption or purchase.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Ranking and guaranty. The Notes are ITC^DeltaCom’s general senior obligations and rank equally in right of payment with any future senior indebtedness. The Notes are secured on a first-priority basis, along with any future pari passu secured obligations, subject to specified exceptions and permitted liens, by substantially all of the assets of ITC^DeltaCom and its subsidiaries that are deemed to be restricted subsidiaries under the indenture governing the Notes. Currently all of ITC^DeltaCom subsidiaries are deemed to be restricted subsidiaries under the indenture. The Notes are guaranteed on a senior secured basis by each of ITC^DeltaCom’s restricted subsidiaries on the initial issue date of the Notes and will be guaranteed on a senior secured basis by each future domestic restricted subsidiary, other than certain excluded subsidiaries, and by any foreign restricted subsidiary that guarantees any indebtedness of ITC^DeltaCom or any domestic restricted subsidiary. The guarantees are the subsidiary guarantors’ general senior obligations and rank equally in right of payment with all of the subsidiary guarantors’ existing and future senior indebtedness.

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

Covenants. The indenture governing the Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2010 and September 30, 2011, the Company was in compliance with all of its financial covenants.

Fair value.  As of December 31, 2010 and September 30, 2011, the fair value of the ITC^DeltaCom Notes was approximately $352.6 million and $328.0 million, respectively, based on quoted market prices.

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

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

7.  Income Taxes

The income tax provision for the nine months ended September 30, 2011 represents an effective rate of -2.29%. The income tax provision consisted of state income amounts payable due to the net operating loss carryforward limitations associated with provisions of the Internal Revenue Code which limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

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

As part of the acquisition of ITC^DeltaCom by EarthLink, $17.6 million of unrecognized tax benefits, including $0.1 million of accrued interest and penalties, were identified.  Of this amount, $15.9 million would reduce prior net operating losses if assessed. Of the $1.7 million reflected on the opening balance sheet, $1.3 million would result in tax payments, $0.3 million would be offset by net operating losses and $0.1 million relates to interest and penalties as disclosed below.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2011, the Company had $0.2 million of interest and penalties recorded.

8.  Related Party Transactions

ITC^DeltaCom has a services agreement with EarthLink pursuant to which EarthLink provides ITC^DeltaCom certain support services in exchange for management fees. The management fees were determined based on EarthLink’s costs to provide the services.  During the three and nine months ended September 30, 2011, ITC^DeltaCom recognized $0.3 million and $1.1 million, respectively, of operating expenses for services received from EarthLink.

As of December 31, 2010, the Company had accounts receivable from EarthLink of approximately $1.2 million. As of September 30, 2011, the Company had accounts receivable from EarthLink and its subsidiaries of approximately $0.4 million.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

9.  Commitments and Contingencies

Legal proceedings

The Company is party to various legal proceedings arising from normal business activities. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. The Company’s management, however, believes that there are no disputes, litigation or other legal proceedings asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company’s condensed consolidated financial statements.

Regulation

The Company’s services are subject to varying degrees of federal, state and local regulation. These regulations are subject to ongoing proceedings at federal and state administrative agencies or within state and federal judicial systems. Results of these proceedings could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their effect on the Company’s industry generally or upon the Company specifically.

Other

The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that it is reliably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable.

The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.

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

Overview

ITC^DeltaCom, Inc., together with its wholly-owned subsidiaries, provides integrated communications services in the southeastern United States. We deliver a comprehensive suite of high-quality data and voice communications services, including high-speed or broadband data communications, local exchange, long-distance and conference calling, and mobile data and voice services to businesses and enterprise organizations. We also sell customer premises equipment to our business customers. We offer these services primarily over our 14-state fiber optic network. Our fiber optic network provides us with transmission capacity that we also sell to other communications providers on a wholesale basis.

In December 2010, we were acquired by EarthLink, Inc. (“EarthLink”) for $3.00 per share, with ITC^DeltaCom, Inc. surviving as a wholly-owned subsidiary of EarthLink. Subsequent to the acquisition, our integrated communication services were rebranded as EarthLink Business and our wholesale services were rebranded as EarthLink Carrier.

Revenue Sources

We derive revenues from providing retail services, wholesale services and equipment sales and related services.

Retail Services. We deliver integrated voice and data communications services to end-users on a retail basis, including high-speed or broadband data communications, local exchange, long-distance and conference calling, voice-over-Internet Protocol (“VoIP”) and mobile data and voice services. Revenues primarily consist of monthly recurring fees. Revenues from our retail services were approximately 82% and  81% of our total revenues during the three months ended September 30, 2010 and 2011, respectively.

Wholesale Services. We deliver wholesale communications services to other communications businesses. Revenues from these services are generated from sales to a limited number of other communications companies, including incumbent local exchange carriers, competitive local exchange carriers, wireless service providers, cable companies, Internet service providers and other carriers. Our wholesale services include regional communications transmission capacity over our fiber optic network, which we refer to as our “broadband transport” services, local interconnection services to Internet service providers and local dial tone communications services to other competitive exchange carriers, operator and directory assistance services, and dedicated Internet access services through our IP network and our direct connectivity to the IP networks of other Internet service providers. Our broadband transport services include private line services, Ethernet private line services and wavelength services, which allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network. Revenues consist of fees charged for network services, termination fees, fees for equipment and usage fees. Revenues from our wholesale services were approximately 15% and 16% of our total revenues during the three months ended September 30, 2010 and 2011, respectively.

Other Services. We derive other revenues from selling, installing and providing maintenance services for customer premises equipment. Revenues from these services, which are primarily generated from sales to our integrated communications services customers, were approximately 4% and 3% of our total revenues during the three months ended September 30, 2010 and 2011, respectively.

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

Our business customers are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on results of operations, including increased customer demands for price reductions in connection with contract renewals. We have experienced pressure on revenue and operating expenses for our services as a result of current economic conditions, including increased subscriber acquisition and retention costs necessary to attract and retain subscribers.

Acquisition

In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated VoIP platform. The primary reason for the acquisition is to leverage STS Telecom’s expertise in managed hosted VoIP on a nationwide basis as part of our VoIP offerings.

Results of Operations

On December 8, 2010, we were acquired by EarthLink. The accounting for the acquisition has been “pushed-down” in our consolidated financial statements. Due to EarthLink’s acquisition of us, the financial results have been presented separately for the “Predecessor Entity” period, January 1, 2010 through September 30, 2010, and for the “Successor Entity” period, January 1, 2011 through September 30, 2011.

The following table sets forth statement of operations data for the three months ended September 30, 2010 and 2011 (in thousands):

	Predecessor Entity	Sucessor Entity
	Three Months	Three Months	Change Between
	Ended	Ended	2010 and 2011
	September 30, 2010	September 30, 2011	Amount	%

Revenues:
Retail services	$90,466	$92,260	$1,794	2%
Wholesale services	16,330	17,952	1,622	10%
Other services	4,124	3,151	(973)	-24%
Total revenues	110,920	113,363	2,443	2%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shownseparately below)	54,736	54,020	(716)	-1%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	35,325	32,739	(2,586)	-7%
Depreciation and amortization	13,810	18,286	4,476	32%
Acquisition-related costs	2,064	1,664	(400)	-19%
Total operating costs and expenses	105,935	106,709	774	1%

Income from operations	4,985	6,654	1,669	33%
Interest expense and other, net	(9,683)	(7,687)	1,996	-21%
Loss before income taxes	(4,698)	(1,033)	3,665	-78%
Income tax provision	—	(261)	(261)	*
Net loss	$(4,698)	$(1,294)	$3,404	-72%

* Denotes percentage is not meaningful.

The following table sets forth statement of operations data for the nine months ended September 30, 2010 and 2011 (in thousands):

	Predecessor Entity	Sucessor Entity
	Nine Months	Nine Months	Change Between
	Ended	Ended	2010 and 2011
	September 30, 2010	September 30, 2011	Amount	%

Revenues:
Retail services	$275,627	$273,497	$(2,130)	-1%
Wholesale services	45,900	53,100	7,200	16%
Other services	11,433	10,361	(1,072)	-9%
Total revenues	332,960	336,958	3,998	1%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shownseparately below)	158,006	163,944	5,938	4%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	108,908	105,745	(3,163)	-3%
Depreciation and amortization	42,280	53,182	10,902	26%
Acquisition-related costs	2,064	3,546	1,482	72%
Total operating costs and expenses	311,258	326,417	15,159	5%

Income from operations	21,702	10,541	(11,161)	-51%
Interest expense and other, net	(30,527)	(23,378)	7,149	-23%
Loss before income taxes	(8,825)	(12,837)	(4,012)	45%
Income tax provision	—	(294)	(294)	*
Net loss	$(8,825)	$(13,131)	$(4,306)	49%

* Denotes percentage is not meaningful.

The following table sets forth certain operating data as of September 30, 2010 and 2011:

	September 30,	September 30,
	2010	2011

Colocations (1)	294	298
Voice and data switches	20	20
Employees (2)	1,360	1,193

Retail business voice lines in service (3)
UNE-T and other UNE lines (4)	369,998	372,443
Resale and UNE-P lines (5)	44,425	43,277
Total retail voice lines in service	414,423	415,720
Wholesale lines in service (6)	6,923	5,612
Total business lines in service (7)	421,346	421,332

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

Revenues

Total revenues increased $2.4 million, or 2%, from the three months ended September 30, 2010 to the three months ended September 30, 2011, and increased $4.0 million, or 1%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increases were primarily due to the inclusion of STS Telecom revenues and an increase in wholesale revenues, offset by declining business demand and competitive pricing pressures for our retail integrated communications services and equipment.

Retail services. Revenues from our retail services increased $1.8 million, or 2%, from the three months ended September 30, 2010 to the three months ended September 30, 2011. The increase was primarily due to the inclusion of STS Telecom revenues. This was partially offset by a decrease in local service revenues and data revenues. Our local service and data revenues decreased due to pricing pressures related to increased competition and the overall economy. Revenues from our retail services decreased $2.1 million, or 1%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The decrease was primarily due to a decrease in local service revenues and data revenues, offset by the inclusion of STS Telecom revenues and an increase in long distance services revenue.

We experienced an increase of approximately 2,445 facilities-based local lines and a decrease of approximately 1,148 resale and UNE-P lines from September 30, 2010 to September 30, 2011, for a net increase of 1,297 total lines. We continue to pursue a strategy to improve the profitability of our integrated communications services by reducing the proportion of our local lines provided through higher cost resale and UNE-P services.

Wholesale services. Revenues from our wholesale services increased $1.6 million, or 10%, from the three months ended September 30, 2010 to the three months ended September 30, 2011, and increased $7.2 million, or 16%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increases were primarily attributable to an increase in broadband transport services revenues. The increase in broadband transport service revenues resulted from actions on our part to secure our customer relationships in which we entered into new contracts with utilities to acquire facilities for our use in serving our customers and canceled contracts with the utilities to market their facilities to our customers. As a result, our broadband transport revenues and our cost of revenues increased during the three and nine months ended September 30, 2011 compared to the prior year periods.

Other services. Revenues from communication equipment sales and related services decreased $1.0 million, or 24%, from the three months ended September 30, 2010 to the three months ended September 30, 2011, and decreased $1.1 million, or 9%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The decreases resulted from reduced demand for telephone systems.

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

Total cost of revenues decreased $0.7 million, or 1%, from the three months ended September 30, 2010 to the three months ended September 30, 2011 and decreased as a percent of revenues from 49% during the three months ended September 30, 2010 to 48% during the three months ended September 30, 2011. The decrease in cost of revenues both in absolute terms and as a percentage of total revenues was primarily due to the release of reserves for certain network access charges that are no longer subject to dispute. Partially offsetting the decrease was the inclusion of STS Telecom cost of revenues and an increase in wholesale services cost of revenues resulting from new contracts, as discussed above.

Total cost of revenues increased $5.9 million, or 4%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 and increased as a percent of revenues from 47% during the nine months ended September 30, 2010 to 49% during the nine months ended September 30, 2011. The increase in cost of revenues both in absolute terms and as a percentage of total revenues was primarily due to the inclusion of STS Telecom cost of revenues and an increase in wholesale services cost of revenues resulting from new contracts, as discussed above.

Selling, general and administrative expense

Selling, general and administrative expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration.

Selling, general and administrative expense decreased $2.6 million, or 7%, from the three months ended September 30, 2010 to the three months ended September 30, 2011 and decreased $3.2 million, or 3%,

from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The decrease compared to the prior year periods was primarily attributable to a favorable tax settlement recognized during the three and nine months ended September 30, 2011 and decreases in facilities costs, professional fees, data processing, bad debt expense and other corporate overhead expenses. Partially offsetting these decreases was the inclusion of STS Telecom’s selling, general and administrative expenses and an increase in stock-based compensation expense.

Depreciation and amortization

Depreciation and amortization includes depreciation of property and equipment and amortization of definite-lived intangible assets acquired in purchases of businesses. Property and equipment is depreciated using the straight-line method over the estimated useful lives of the various asset classes. Definite-lived intangible assets, which primarily consist of customer relationships, developed technology and trade names, are amortized on a straight-line basis over their estimated useful lives, which range from three to nine years. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such assets, and the developed technology and trade names are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

Depreciation and amortization expense increased $4.5 million, or 32%, from the three months ended September 30, 2010 to the three months ended September 30, 2011, and increased $10.9 million, or 26%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increase compared to the prior year periods was due to an increase in amortization expense, offset by a decrease in depreciation expense. The increase in amortization expense compared to the prior year period was due to amortization related to identifiable intangible assets established in connection with EarthLink’s acquisition of us and our acquisition of STS telecom. The decrease in depreciation expense compared to the prior year period was due to a reduction in property equipment recorded at fair value in connection with EarthLink’s acquisition of us and property and equipment becoming fully depreciated over the past year, partially offset by an increase in depreciation expense resulting from property and equipment obtained in the acquisition of STS Telecom.

Acquisition-related costs

Acquisition-related costs consist of costs directly related to acquisitions, such as employee severance and retention costs; transaction related costs, which include external costs directly related to acquisitions such as advisory, legal, accounting, valuation and other professional fees; and other integration related costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received. These expenses are included in acquisition-related costs in the Company’s Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2010 and 2011, acquisition-related costs consisted of the following:

	Three Months Ended		Nine Months Ended
	Predecessor	Successor	Predecessor	Successor
	Entity	Entity	Entity	Entity
	September 30,	September 30,	September 30,	September 30,
	2010	2011	2010	2011

Severance and retention costs	$—	$1,530	$—	$2,748
Transaction related costs	2,064	—	2,064	176
Integration related costs	—	134	—	622
Total acquisition-related costs	$2,064	$1,664	$2,064	$3,546

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”); interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

Interest expense and other, net, decreased $2.0 million, or 21%, from the three months ended September 30, 2010 to the three months ended September 30, 2011, and decreased $7.1 million, or 23%, from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. Interest expense and other, net, for the nine months ended September 30, 2010 includes a write-off of $7.9 million of unamortized debt discount and issuance costs in connection with the repayment of indebtedness outstanding under our first lien and second lien senior secured credit facilities and our former revolving credit facility from the proceeds of our Notes offering in April 2010.

The decrease in interest expense and other, net, during the three months ended September 30, 2011 compared to the prior year period was primarily attributable to amortization of debt premium resulting from the increase in fair value of debt recorded through purchase accounting. The decrease in interest expense and other, net, during the nine months ended September 30, 2011 compared to the prior year period was primarily attributable to the write-off of unamortized debt discount and issuance costs recognized in the prior year period and the amortization of debt premium resulting from the increase in fair value of debt recorded through purchase accounting, partially offset by an increase in the weighted average interest rate on our outstanding borrowings and an increase in our outstanding debt balance due to the issuance of the Notes in April 2010 and the repayment of $305.5 million aggregate amount of indebtedness with the proceeds of the Notes offering.

Income Tax Provision

We recognized an income tax provision of $0.3 million during the three and nine months ended September 30, 2011, which consisted of state income amounts payable due to the net operating loss carryforward limitations associated with provisions of the Internal Revenue Code which limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

We continue to maintain a full valuation allowance of $93.0 million against our unrealized deferred tax assets, which include net operating loss carryforwards. We will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets can be realized on a stand-alone basis.

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2010 and 2011 (in thousands):

	Predecessor Entity	Successor Entity
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2011	$ Change	% Change

Net cash provided by operating activities	$58,632	$37,329	$(21,303)	-36%
Net cash used in investing activities	(42,653)	(57,184)	(14,531)	34%
Net cash (used in) provided by financing activities	(1,967)	26,486	28,453	-1447%
Net increase in cash and cash equivalents	$14,012	$6,631	$(7,381)	-53%

Operating activities

The decrease in net cash provided by operating activities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to an increase in cash used for prepaid assets and cash used for accounts payable, accrued and other liabilities.

Investing activities

The increase in cash flows used in investing activities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to $22.9 million of cash used for acquisitions, net of cash acquired, due to the acquisition of STS Telecom. Partially offsetting this was a $9.5 million decrease in capital expenditures.

Financing activities

The change in cash flows from financing activities during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 was primarily due to a $30.0 million investment by EarthLink during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, we used $3.6 million for repayments of long-term debt and capital leases. Under the indenture for the Notes, following the consummation of the Acquisition, we were required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011. Also during the nine months ended September 30, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition and made payments on capital leases assumed in the STS Telecom acquisition.

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

Future Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2010 and 2011, we generated $58.6 million and $37.3 million in cash from operations, respectively. As of September 30, 2011, we had $50.2 million in cash and cash equivalents.

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

Indebtedness

Senior Secured Notes. As of September 30, 2011, we had outstanding $324.8 million aggregate principal amount of 10.5% senior secured notes due April 1, 2016. As a result of EarthLink’s acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting $26.3 million debt premium is being amortized over the remaining life of the Notes.

Compliance With Financial Covenants. We were in compliance with all of financial covenants as of September 30, 2011.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.INS      XBRL Instance Document *

101.SCH     XBRL Taxonomy Extension Schema Document *

101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF     XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB     XBRL Taxonomy Extension Label Linkbase Document *

101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document *

*      Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITC^DELTACOM, INC.

Date:	November 4, 2011	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman and Chief Executive Officer (principal executive officer)

Date:	November 4, 2011	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)