Form 10-K
period 2011-12-31
ITC DELTACOM INC
filed 2012-02-24
CIK 1041954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of January 31, 2012, 250 shares of common stock were outstanding (all shares are issued to EarthLink, Inc.)

ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (I)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

* Omitted pursuant to General Instructions (I)(2) of Form 10-K

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

PART I

Item 1.  Business.

Overview

ITC^DeltaCom, Inc., together with its consolidated subsidiaries, provides integrated communications services in the southeastern United States. We provide a broad range of data and voice communications services to businesses and enterprise organizations, including high-speed or broadband data communications, local exchange, long-distance, mobile data and voice and equipment services. We also sell transmission capacity to other communications providers on a wholesale basis. We offer these services primarily over our regional fiber optic network.

In December 2010, we were acquired by EarthLink, Inc. (“EarthLink”) for $3.00 per share, with ITC^DeltaCom, Inc. surviving as a wholly-owned subsidiary of EarthLink. Subsequent to the acquisition, our integrated communication services were rebranded as EarthLink BusinessTM and our wholesale services were rebranded as EarthLink Carrier, an EarthLink Business company.

Services

We provide a broad range of data, voice and equipment services to businesses, enterprise organizations and communications carriers.  We present our revenue in the following three categories: (1) retail services, which includes data and voice services provided to businesses and enterprise organizations; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment. Our retail customers range from large enterprises with many locations, to small and medium-sized multi-site businesses, to business customers with one site. Our wholesale customers consist primarily of telecommunications carriers and network resellers. Revenues generally consist of monthly recurring fees; usage fees; installation fees; equipment fees and termination fees.

Retail Services

Data services. We offer a broad range of data and Internet services to businesses and enterprise organizations, including high-speed Internet access, dedicated Internet access and Multiprotocol Label Switching (“MPLS”) services. We offer a full range of access types, including DSL, T-1 and DS3 lines, Ethernet and wireless broadband, at speeds ranging from 1.5Mbps to over 100Mbps. All connectivity is provided over our facilities-based network and is monitored 24/7 to keep customer information secure. Our high-speed services also includes enhanced features such as online faxing, email, POP services, web hosting, firewall and Virtual Private Networks (VPN), among others.

Voice services. We offer a broad range of voice services to businesses and enterprise organizations, including local, domestic and international switched access, dedicated long distance services,

hosted IP private branch exchange (“PBX”) solutions and access trunks for customers that own and operate switching equipment on their own premises. We offer a full range of access types, from traditional voice lines to T1 to Ethernet. We also provide enhanced services to our customers by offering a number of calling features.

We also provide mobile data and voice services using the network of nationwide wireless services provides. Our mobile services provide nationwide mobile access to voice, e-mail, text and Internet connectivity. Our customers can select cell phones and personal digital assistants, or PDAs, from leading manufacturers and use our hosted e-mail exchange services to integrate office-based e-mail, calendar and contacts programs with the mobile devices.

Wholesale Services

We provide voice and data services to other communications carriers and to larger-scale providers of network capacity. Revenues from these services are generated from sales to other communications companies, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless service providers, cable companies, Internet Service Providers (“ISPs”) and others. We offer broadband transport services, including private line services, Ethernet private line services and wavelength services, that allow other communications providers to transport the traffic of their end-user or wholesale customers across our local and intercity network; local communications services to ISPs and local dial tone communications services to service providers; nationwide live and automated operator and directory assistance services; and dedicated Internet access services through our IP network and our direct connectivity to the IP networks of other ISPs.

Other Services

We sell, install and perform on-site maintenance of equipment, such as telephones and PBX’s, in all of the markets in which we offer integrated communications services.

Sales and Distribution

We provide our services through three primary sales channels: direct sales, indirect sales and wholesale sales channels.

Direct sales channel. Our direct sales force is composed of sales personnel, technical consultants and technicians.

Indirect sales channel. We supplement our direct sales force with our channel partners, who leverage their pre-existing business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other telecommunications and IT consultants to businesses. Our authorized dealers and agents receive commissions based on services sold, usage volume and customer retention.

Wholesale sales channel. We market our wholesale services through a dedicated direct sales force. We generally enter into master service agreements with our wholesale services customers that have terms ranging from one to five years.

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

Network Infrastructure

We provide our integrated communications services primarily through a regional fiber optic network and switching and colocation facilities.

Fiber Optic Network. As of December 31, 2011, our advanced fiber optic network consisted of 16,551 route miles (12,606 miles owned or obtained through indefeasible rights to use and 3,945 miles marketed and managed) that extended from New York to Florida and from Georgia to Texas, and principally covered portions of our primary eight-state market. The network was built or acquired through direct construction and long-term dark fiber leases or indefeasible rights-of-use agreements.

Switching and Colocation Facilities. Our network design, together with our interconnection agreements with the incumbent local telephone companies, such as AT&T, has enabled us to be a provider of local and long distance telephone services in all of our markets. Switches are the primary electronic components that connect customers to our network and transmit data and voice communications over our network. As of December 31, 2011, we had 21 voice switches. Our switches are capable of handling both local and long distance voice traffic.

We have colocated communications equipment within the central offices of ILECs in various markets in the southeastern United States. Colocation enables us to provide remote facilities-based local and long distance services in markets where we do not have switches, by using our switches in other locations as hosts. To provide these remote services, we use our fiber optic network and leased facilities to connect our remote equipment to our switches when it is economically and operationally advantageous for us to do so.

Network backbone Our network backbone enables us to offer high-quality wavelength, Ethernet, SONET, Internet access and virtual private networking services. The packet-switching portion of our network backbone is based upon Internet Protocol, which is a broadly deployed standards-based protocol that allows for the exchange of data between computer networks. The network infrastructure is built on our Wavelength Division Multiplexing, or WDM, platform and core routers.

Competition

The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with ILECs, such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; CLECs, such as Level 3 Communications Inc., MegaPath, Inc., Windstream Corporation and XO Holdings Inc.; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers/multiple system operators (MSOs), such as Charter Communications, Inc., Comcast Corporation, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.

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

We believe the primary competitive factors in the communications industry include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to increase prices that we pay for wholesale inputs to our services and to devote greater resources to the marketing and sale of their products and services.

Regulatory Environment

Our services are subject to varying degrees of federal, state and local regulation. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business.

Overview

Through our wholly-owned subsidiaries, we hold numerous federal and state regulatory authorizations. The Federal Communications Commission (“FCC”) exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications or as otherwise required by federal law. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions, commonly referred to as public utility commissions (“PUCs”), generally retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. PUCs also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network. Our operations are also subject to various consumer, environmental, building, safety, health and other governmental laws and regulations.

The regulatory environment continues to evolve. Bills intended to amend the Communications Act of 1934, as amended by the Telecommunications Act of 1996  (“Communications Act”) are introduced in Congress from time to time and their effect on us and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on our business, particularly if the legislation impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers’ networks or resell their services at reasonable prices, or lease elements of networks of the ILECs under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically. We are also subject to a variety of local regulations in each of the geographic markets in which we operate.

Federal Regulation

Several of our operating subsidiaries are classified as non-dominant carriers by the FCC and, as a result, the prices, terms and conditions of our interstate and international services are subject to relatively limited FCC regulation. Like all common carriers, we are subject to the general requirement that our charges, practices and classifications for communications services must be “just and reasonable,” and that we refrain from engaging in any “unjust or unreasonable discrimination” with respect to our charges, practices or classifications. The FCC must grant its approval before any change in control of any carrier providing interstate or international services, or of any entity controlling such a carrier, and before the assignment of any authorizations held by such a carrier. We have the operating authority required by the FCC to conduct our long distance business as it is currently conducted. As a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic interstate communications without prior FCC authorization, except to the extent that radio licenses are required. The following discussion summarizes some specific areas of federal regulation that directly or indirectly affect our business.

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

Over the past decade, decisions of federal courts and the FCC have narrowed significantly the scope of the facilities that incumbent telephone companies must make available as UNEs to competitive carriers such as us at rates based on the Total Element Long Run Incremental Cost, or TELRIC, standard. Incumbent carriers must offer access to their copper loops and subloops, but must offer access to certain higher-capacity DS1 and DS3 transmission facilities only in wire center serving areas with relatively few business lines and colocated competitive carriers, as defined by detailed FCC regulations. In general, incumbent companies are not required to offer UNEs at TELRIC-based rates for fiber loops, DS1 and DS3 transmission facilities in relatively large wire centers or wire centers deemed to already be “competitive” based on FCC standards, optical speed transmission facilities or dark fiber. Further, incumbent companies no longer are required to provide local switching as a UNE, which means that we cannot rely on the Unbundled Network Element-Platform, or UNE-P, to provide local services to customers at TELRIC-based rates.  In some circumstances, AT&T, Verizon and other incumbent carriers are making available some of these facilities and services, either as lightly regulated special access services or under unregulated “commercial agreements,” at significantly higher rates.

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

An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. We operate under interconnection agreements with AT&T and CenturyLink, Fairpoint Communications, Frontier Communications and Windstream. Our retail operating companies each maintain interconnection agreements with the incumbent in each state and for each service territory within which we purchase UNEs. We expect, but cannot assure, that each new interconnection agreement to which we are or will be a party will provide us with the ability to provide service in each respective state on a reasonable commercial basis.  Many of our interconnection agreements provide either that a party is entitled to demand renegotiation of the entire agreement or particular provisions thereof based on intervening changes in law resulting from ongoing legal and regulatory activity, or as a result of an immediately effective change in law, in which case the agreement will be resolved pursuant to a dispute resolution process if the parties do not agree upon the impact of a change in law.  The initial terms of many of our interconnection agreements have expired; however, each of our expired agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated.  In addition, new agreements could result in less favorable rates, terms and conditions than our prior agreements.

If we cannot negotiate new interconnection agreements or renew our existing interconnection agreements in each state on acceptable terms, we may invoke our ability to seek binding arbitration before state regulatory agencies. The arbitration process, which is conducted on a state-by-state basis, can be costly and time-consuming, and the results of arbitration may be unfavorable to us. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements and traffic exchange with companies other than ILECs (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable.

The mergers of BellSouth, SBC and AT&T and of MCI and Verizon have significantly affected the availability of acceptable interconnection agreements that competitive carriers such as us can adopt without incurring the expense of lengthy negotiation and arbitration with an incumbent carrier in each state. Before their respective mergers, AT&T and MCI dedicated significant internal and external resources to negotiate and arbitrate interconnection agreements that many competitive carriers adopted or used as model agreements. These resources and the resulting model agreements are no longer available as a result of consolidation among carriers, and it is likely that competitive carriers such as us will be required to invest more resources than in the past to secure acceptable interconnection agreements.

Internet Protocol-Enabled Services. The current regulatory environment for VoIP services remains unclear, as the decision whether VoIP is an “information service” or “telecommunications service” is still pending. The FCC is considering clarifications and changes to the regulatory status of services and applications using IP, including VoIP offerings. The FCC has issued a series of rulings in connection with the regulatory treatment of interconnected VoIP service, but many of the rulings have been narrowly tailored and others have addressed only discrete issues. In March 2004, the FCC issued a notice of proposed rulemaking seeking comment on how it might categorize various types of IP-based services, for example, by distinguishing IP services that interconnect to the public switched telephone network, or PSTN, or classifying those that are used as a true substitute for traditional telephone service. Although the FCC has yet to reach a conclusion on many of the key issues presented in this proceeding, it has issued a series of orders holding that VoIP services that interconnect with the PSTN are to be subject to a number of regulatory requirements, including rules relating to Universal Service Fund (“USF”) contributions, Customer Proprietary Network Information rules, the provisioning of network access to authorized law enforcement personnel, local number portability, E-911 and others.  The FCC also held that state utility regulatory commissions may not impose pricing and entry regulations on “nomadic” interconnected VoIP services such as that offered by Vonage, concluding that Vonage’s VoIP application, and others like it, are interstate services subject only to federal regulation.  Reviewing courts have affirmed these FCC decisions. Broader questions on the regulatory status of VoIP remain to be resolved. We cannot predict how these matters will be resolved or the impact of these matters on companies with which we compete or interconnect.

In November 2011, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP-PSTN traffic, ultimately will be subject to a bill-and-keep framework. Effective as of December 29, 2011, default rates for toll VoIP-PSTN traffic will be equal to interstate access rates applicable to non-VoIP traffic both in terms of rate level and rate structure; default rates for other VoIP-PSTN traffic will be reciprocal compensation rates.  In addition, VoIP-PSTN traffic will be subject to the same phase-down of access rates as will be applied to traditional voice traffic, discussed further below.  It is unclear at this point whether the new rules will increase or decrease our costs or revenues relating to access charges we would pay or receive for this traffic.  In addition, because the new rules regarding payment obligations for VoIP traffic are prospective only and do not address any intercarrier compensation payment obligations for VoIP traffic for any prior periods, we cannot predict how existing disputes regarding treatment of this traffic for prior periods will be resolved.  The FCC also issued a Further Notice of Proposed Rulemaking which asks for further input on many of the issues involved, including IP to IP interconnection.  While the FCC states an “expectation that parties will negotiate in good faith” toward IP to IP interconnection agreements, questions are asked regarding under what legal framework these interconnection arrangements should proceed, which creates some potential uncertainty regarding whether these arrangements will be economic.

Intercarrier Compensation. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has adopted policy changes that over time are reducing carriers’ access rates.  Under the FCC’s November 2011 order, a uniform bill-and-keep framework for both intrastate and interstate access traffic will be the ultimate end state for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC’s new rules will be phased in over a multi-year transition. Specifically, effective December 29, 2011, the following rates were capped: (1) all interstate access rate elements and reciprocal compensation rates; (2) for price cap carriers and CLECs operating in their areas, all intrastate access rates; and (3) for rate-of-return carriers and CLECs operating in their areas, terminating access rates only. In addition, competitive carriers must reduce their intrastate tariffed access charges by July 2013 to those no greater than the incumbent carriers with which they compete, as is currently required with CLEC’s interstate access charges.  From 2013 through 2018, further reductions in both intrastate and interstate access charges and reciprocal compensation rates are required, with an ultimate end state of bill-and-keep for all charges. These new rules significantly alter the manner in which all carriers, including carriers such as us that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic and the rates that we pay for these services. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. Also, it is possible that the new rules will be subject to appeals and requests for stay by numerous parties, further delaying implementation.

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

As a result of the mergers of BellSouth, SBC and AT&T and of MCI and Verizon, the number of providers of competitive access services has diminished. The FCC and the Department of Justice placed conditions on the AT&T and Verizon mergers to constrain the ability of AT&T and Verizon to raise prices on their wholesale special access and equivalent retail services. These regulatory pricing constraints have now expired.  AT&T and Verizon are free to realign charges for special access services with current commercial rates. Because a substantial portion of our services are generated through the use of special access lines purchased from AT&T and Verizon, a significant increase in the price for special access could substantially increase our cost of services.

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

Universal Service. The Communications Act and the FCC’s rules provide for a federal USF, which is intended to subsidize communications services in rural and high-cost areas, services for low-income consumers, and services for schools, libraries and rural health care providers. Currently, the FCC assesses all telecommunications providers, including us, a percentage of interstate revenues received from retail customers.  Providers are permitted to pass through a specified percentage of their USF contribution assessment to their customers in a manner consistent with FCC billing regulations.

In November 2008, the FCC proposed to base USF assessments on the number of telephone numbers that a telecommunications carrier actively provides to residential customers and a “connections-based” contribution methodology for business customers, rather than on a percentage of collected interstate revenues. The objective behind the proposal is to capture USF revenues from the expanding number of new service providers using different technologies to offer communications services. In February 2011, the FCC issued another notice of proposed rulemaking to consider whether to limit the number of recipients of USF proceeds in a specified geographic region and whether to select these recipients through a “reverse auction” process, in which the company willing to serve the region using the least amount of USF proceeds would be selected as the proceeds recipient. Separately, various states maintain, or are in the process of implementing, their own universal service programs, and the rules governing these state programs are also subject to changes. It is difficult to predict how those changes might affect the telecommunications industry or us.

In addition, in November 2011, the FCC expanded the USF to include broadband services as part of a “Connect America Fund.”  The new fund also includes a Mobility Fund, making mobile broadband an independent universal service objective.  Further, FCC reform of the USF contribution methodology is expected to be addressed in 2012.  The application and effect of these changes, and similar state requirements, on the telecommunications industry generally and on certain of our business activities cannot be predicted.

National Broadband Plan. As part of the American Recovery and Reinvestment Act of 2009, Congress directed the FCC, in coordination with the National Telecommunications and Information Administration, to develop a national broadband plan to ensure that Americans have access to broadband capability and to establish benchmarks in service of that goal. The FCC delivered its plan to Congress on March 16, 2010. The plan outlines at a high level the FCC’s policies concerning middle-mile transport, intercarrier compensation, the USF, pole attachments, rights-of-way, spectrum allocation and broadband adoption.

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

Customer Proprietary Network Information and Privacy. The Communications Act and the FCC’s rules require carriers to implement measures to prevent the unauthorized disclosure of Customer Proprietary Network Information, or CPNI. CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. CPNI rules include restrictions on telecommunications carriers and providers of interconnected VoIP service. We must file a verified certification of compliance by March 1 of each year that affirms the existence of training and other sales and marketing processes designed to prevent improper use and unauthorized release of CPNI. An inadvertent violation of these and related CPNI requirements by us could subject our company to significant fines or other regulatory penalties.

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

Forbearance.  The Communications Act provides the FCC with the authority to not enforce, or “forbear” from enforcing, statutory requirements and regulations if certain public interest factors are satisfied. If the FCC were to forbear from enforcing regulations that have been established to enable competing broadband Internet access and VoIP, our business could be adversely affected. In December 2005, the FCC granted, in part, a petition for forbearance filed by Qwest seeking relief from specified dominant carrier regulations, including some unbundling obligations related to high capacity loops and transport, in those portions of the Omaha metropolitan statistical area where facilities-based competition had allegedly increased significantly. The FCC’s dominant carrier regulations require Qwest, in part, to offer UNEs and also serve as a check on dominant carrier pricing for other wholesale services, such as special access lines, that we seek to purchase at commercially acceptable prices. Upon being granted relief by the FCC, Qwest has substantially increased the prices for the network elements that we use to provide services in eight central offices in the Omaha metropolitan statistical area.

In January 2007, Qwest filed additional petitions for relief from dominant carrier regulation in the metropolitan statistical areas of Denver, Minneapolis-St. Paul, Phoenix and Seattle.  In February 2008, Verizon re-filed petitions, which had previously been denied, for relief from dominant carrier regulation for the State of Rhode Island and Virginia Beach. In July 2008, the FCC denied the Qwest petitions.  Qwest subsequently refiled a petition for forbearance for the Phoenix metropolitan service area only in March 2009.  The FCC issued an order in June 2010 denying Qwest petition for Phoenix and setting forth specific thresholds and analytical frameworks that must be met for grant of such petitions.  Qwest has since appealed the FCC decision and order and that appeal remains in the courts.  If a court or the FCC upholds or grants any forbearance or similar petitions filed by incumbent carriers in the future affecting markets in which we operate, our ability to purchase wholesale network services from these carriers at cost-based prices that would allow us to achieve our target profit margins in those markets could be materially adversely affected. The grant of these petitions also would enable incumbent carriers to compete with their competitors, including us, more aggressively on price in the affected markets.

Other Federal Regulation. In addition to the specific matters listed above, we are subject to a variety of other FCC filing, reporting, record-keeping and fee payment requirements. The FCC has the authority generally to condition, modify, cancel, terminate, revoke or decline to renew licenses and operating authority for failure to comply with federal laws and the FCC’s rules, regulations and policies. Fines or other penalties also may be imposed for such violations. The FCC or third parties may raise issues with regard to our compliance with applicable laws and regulations. Moreover, we are subject to additional federal regulation and compliance requirements from other government agencies such as the Federal Trade Commission, the Internal Revenue Service and the Securities and Exchange Commission.

State Regulation

We are subject to various state laws and regulations. Generally, the state PUCs require providers such as us to obtain certificates of authority from the commission before initiating service within the state. In most states, we also are required to file tariffs or price lists setting forth the terms, conditions and prices for specified services that are classified as intrastate and to update or amend our tariffs when we adjust our rates or add new products. We also are subject to various reporting and record-keeping requirements and contribute to state USF, E911 and other funds, and pay other taxes, fees and surcharges where applicable. Certificates of authority can be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for a carrier’s failure to comply with state laws or rules, regulations and policies of state regulatory authorities. State utility commissions generally have authority to supervise telecommunications service providers in their states and to enforce state utility laws and regulations. Fines or other penalties also may be imposed for violations. PUCs or third parties may raise issues with regard to our compliance with applicable laws or regulations.

We have authority to offer intrastate long distance services in all 50 U.S. states and the District of Columbia. We provide local services, where authorized, by reselling the retail local services of the incumbent carrier in a given territory and, in some established markets, using incumbent carriers’ network elements and our own local switching facilities.

State public PUCs have responsibility under the Communications Act to oversee relationships between incumbent carriers and their competitors with respect to such competitors’ use of the incumbent carriers’ network elements and wholesale local services. PUCs arbitrate interconnection agreements between the incumbent carriers and competitive carriers such as us when one of the parties elects to have it do so. Under the Telecommunications Act, the decisions of PUCs with regard to interconnection disputes may be appealed to federal courts. There remain important unresolved issues regarding the scope of the authority of PUCs and the extent to which the commissions will adopt policies that promote local telephone service competition.

States also regulate in part the intrastate carrier access services of carriers such as us. As an interexchange carrier (“IXC”), we are required to pay intrastate access charges to local exchange carriers when they originate or terminate our intrastate long distance traffic.  As a CLEC, we charge IXCs intrastate access charges for the origination and termination services we provide to them.  Under the FCC’s November 2011 order, state commissions will have oversight of the intrastate access charge transition process to ensure that carriers comply with the FCC’s timing and required reductions.  States will continue to review intrastate switched access tariffs, as well as interconnection agreements and associated reciprocal compensation rates to ensure compliance with the FCC’s intercarrier compensation framework and transition.  In addition, a number of states have ordered their own gradual, multi-year intrastate access charge reductions and the extent to which these state actions are preempted by the FCC’s order is unclear. States will also have responsibility for determining the network “edge” for purposes of bill-and-keep.  What these proceedings may entail or to what extent requirements arising from such proceedings will affect our operations is unclear.

In addition, state legislatures are considering, and in some cases enacting, new laws that limit the authority of the state PUCs to regulate and oversee the business dealings of carriers. We could be harmed by these actions.

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

Other Regulation

Internet Taxation. The Internet Tax Non-Discrimination Act, which is in effect through November 2014, places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states’ taxes are being contested on a variety of bases. If these state tax laws are not successfully contested, or if future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce are adopted, our cost of providing Internet access services could be increased and our business could be adversely affected.

Consumer Protection. Federal and state governments have adopted consumer protection laws and undertaken enforcement actions to address advertising and user privacy. As part of these efforts, the Federal Trade Commission (“FTC”) and some state Attorney General offices have conducted investigations into the privacy practices of companies that collect information about individuals on the Internet. The FTC and various state agencies as well as individuals have investigated and asserted claims against, or instituted inquiries into, ISPs in connection with marketing, billing, customer retention, cancellation and disclosure practices.

Proprietary Rights

Our trademarks are valuable assets to our business, and are registered trademarks in the United States.  In particular, we believe the strength of these brands among existing and potential customers is important to the success of our business.  Additionally, our service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business.  Although we do have several patents, we do not consider these patents important to our business.  We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information.  We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. We will continue to assess appropriate occasions for seeking trademark and other intellectual property protections for those aspects of our business and technology that we believe constitute innovations providing us with a competitive advantage.  From time to time, third parties have alleged that certain of our technologies infringe on their intellectual property rights. To date, none of these claims has had an adverse effect on our ability to market and sell our services.

Employees

As of December 31, 2011, we had 1,222 employees. None of our employees are represented by a labor union, and we have no collective bargaining agreements. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

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

Risks Related to Our Business and Industry

If we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer.

The communications industry is characterized by changing technology, changes in customer needs and frequent new service and product introductions, particularly in the areas of voice-over-Internet-Protocol (“VoIP”), broadband services and advanced wireless offerings. Our future success will depend, in part, on our ability to use leading technologies effectively, to continue to develop our technical expertise, to enhance our existing services and to develop new services that meet changing customer needs on a timely and cost-effective basis. We may not be able to adapt quickly enough to changing technology, customer requirements and industry standards.

Specifically, new technologies such as 4G, Ethernet or other alternatives to network access, could result in the development of additional products or services that compete with or displace ours, or that enable current customers to bypass use of our networks. In addition, communications customers are increasingly using wireless forms of communication, such as handheld Internet-access devices and mobile phones, which has resulted in a decline in the volume of voice traffic carried by traditional wireline communications networks. Any of these factors could adversely affect our revenues and profitability.

The development and offering of new services in response to new technologies or consumer demands may require us to increase our capital expenditures significantly. We may be required to invest or to convert our existing network to a network using more advanced technology. If we are unable successfully to install or operate new network equipment or convert our network, or if the technology choices we make prove to be incorrect, ineffective or unacceptably costly, we may not be able to compete effectively. In addition, new technologies may be protected by patents or other intellectual property laws, and, therefore, may be available only to our competitors.

Unfavorable general economic conditions could harm our business.

Unfavorable general economic conditions, including recession and disruptions to the credit and financial markets, could negatively affect our business. These conditions could adversely affect the affordability of, and customer demand for, some of our products and services and could cause customers to delay or forego purchases of our products and services. Unfavorable general economic conditions could cause customers to reduce technology spending. In addition, our customers may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. One or more of these circumstances could cause our revenues to decline, churn to increase, allowance for doubtful accounts and write-offs of accounts receivable to increase or otherwise have a material adverse effect on our business, financial position, results of operations and cash flows.

Unfavorable general economic conditions could also negatively impact third-party vendors we rely on for services and network equipment integral to our business. If these vendors encounter financial difficulties, their ability to supply services and network equipment to us may be curtailed. If such vendors were to fail, we may not be able to replace them without disruption to, or deterioration of, our service and we may incur higher costs associated with new vendors. If we were required to purchase another manufacturer’s equipment, we could incur significant initial costs to integrate the equipment into our network and to train personnel to use the new equipment.  Any interruption in the services provided by our third-party vendors could adversely affect our business, financial position, results of operations and cash flows.

We face significant competition in the communications industry that could reduce our profitability.

The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies. We compete directly or indirectly with incumbent local exchange carriers, such as AT&T, CenturyLink, Inc. and Verizon Communications Inc.; other competitive telecommunications companies, such as Level 3 Communications Inc., MegaPath, Inc., Windstream Corporation and XO Holdings Inc.; interexchange carriers, such as Sprint Nextel Corporation; wireless and satellite service providers; cable service providers/multiple system operators (MSOs), such as Charter Communications, Inc., Comcast, Cox Communications, Inc. and Time Warner Cable; and stand-alone VoIP providers. We experience significant pricing and product competition from AT&T and other incumbents that are the dominant providers of telecommunications services in our markets. We have reduced, and may be required to further reduce, some or all of the prices we charge for our retail local, long distance and data services.

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

We believe the primary competitive factors in the communications industry include price, availability, reliability of service, network security, variety of service offerings, quality of service and reputation of the service provider. While we believe our business services compete favorably based on some of these factors, we are at a competitive disadvantage with respect to certain of our competitors. Many of our current and potential competitors have greater market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours; own larger and more diverse networks; are subject to less regulation; or have substantially stronger brand names. In addition, industry consolidation has resulted in larger competitors that have greater economies of scale. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, to increase prices that we pay for wholesale inputs to our services and to devote greater resources to the marketing and sale of their products and services.

Decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services.

We rely in significant part on purchasing wholesale services and leasing network facilities from AT&T and other incumbent carriers. Over the past several years, the FCC has reduced or eliminated a number of regulations governing the incumbent carriers’ offerings, including removal of local switching and other network elements from the list of elements that the incumbent carriers must provide on an unbundled basis at TELRIC cost-based rates, as well as the grant of broad pricing flexibility to incumbents for their special access services in many areas. If the incumbent carriers do not continue to permit us to purchase these services from them under commercial arrangements at reasonable rates, our business could be adversely affected and our cost of providing local service could increase. This can have a significant adverse impact on our operating results and cash flows. If the FCC, Congress, state legislatures or state regulatory agencies were to adopt measures further reducing the local competition-related obligations of the incumbents or allowing those carriers to increase further the rates we must pay, we could experience additional increases in operating costs that would negatively affect our operating results and cash flows.

If we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected.

To provide local telephone services, we must interconnect with and resell the services of the incumbent carriers to supplement our own network facilities, pursuant to interconnection agreements between us and the incumbent carriers. We operate under interconnection agreements with AT&T, CenturyLink, Frontier Communications, Fairpoint Communications and Windstream. An interconnection agreement typically has a term of three years, although the parties may mutually agree to extend or amend such agreements. If we are not able to renegotiate or enter into interconnection agreements on acceptable terms, or if we are subject to unfavorable arbitration decisions, our cost of doing business could increase and our ability to compete could be impeded. Moreover, our interconnection agreements and traffic exchange with companies other than incumbent local exchange carriers (such as wireless and VoIP providers and other competitive carriers) are not subject to the statutory arbitration mechanism, making it potentially more difficult to reach any agreement on terms that we view as acceptable. If we are unable to enter into or maintain favorable interconnection agreements in our markets, our ability to provide local services on a competitive and profitable basis may be adversely affected. Any successful effort by the incumbent carriers to deny or substantially limit our access to their network elements or wholesale services also would harm our ability to provide local telephone services.

Our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services.

We depend on other communications companies to originate and terminate a significant portion of the long distance traffic initiated by our customers. The FCC regulates the access rates charged by local carriers to interexchange carriers for the origination and termination of long distance traffic. These access rates make up a significant portion of the cost of providing long distance service. The FCC has recently adopted policy changes that over time are reducing carriers’ access rates.  These new rules significantly alter the manner in which all carriers, including carriers that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic. These new rules also may alter the rates that we pay for our access services. We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes.  Our operating performance will suffer if we are not offered these access services at rates that are substantially equivalent to the costs of, and rates charged to, our competitors and that permit profitable pricing of our long distance services.

We may experience reductions in switched access and reciprocal compensation revenue.

We may experience declines in revenues for switched access and reciprocal compensation as a result of lower volume of traditional long distance voice minutes and FCC and state regulations compelling a reduction of switched access and reciprocal compensation rates. The FCC recently adopted policy changes that over time are reducing carriers’ access rates.  We expect these new rules to result in a loss of revenues and could potentially increase our volume of carrier disputes. In addition, the FCC currently is considering whether and how to reform its special access rules. We rely to a considerable extent on interstate special access services purchased from the incumbent carriers in order to connect to our customers.  Switched access and reciprocal compensation together have been declining over time. There can be no assurance that we will be able to compensate for the reduction in intercarrier compensation revenue with other revenue sources or increased volume.

Failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations.

To obtain and maintain rights-of-way and similar franchises and licenses needed to install, operate and maintain fiber optic cable and our other network elements, we must negotiate and manage agreements with state highway authorities, local governments, transit authorities, local telephone companies and other utilities, railroads, long distance carriers and other parties. If any of these authorizations terminate or lapse, our operations could be adversely affected.

We have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our wholesale revenue and results of operations.

We generate wholesale revenue from the sale of transmission capacity to other telecommunications carriers and have substantial business relationships with several large telecommunications carriers for whom we provide services. The highly competitive environment and the industry consolidation in the communications markets has challenged the financial condition and growth prospects of some of our carrier customers, and has caused such carrier customers to optimize the telecommunications capacity that they use among competing telecommunications services providers’ networks, including ours. Replacing this wholesale revenue may be difficult because individual enterprise and small to medium business customers tend to place smaller service orders than our larger carrier customers. In addition, pricing pressure on services that we sell to our carrier customers may challenge our ability to grow revenue from carrier customers. As a result, if our larger carrier customers terminate the services they receive from us, our wholesale revenues and results of operations could be materially and adversely affected.

General Risks

We may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us.

Our business depends on our ability to hire and retain senior management, sales and other key personnel, many of whom have significant experience in our industry. In the communications and technology industry, there is substantial and continuous competition for highly skilled sales and IT personnel in particular. Acquisitions and workforce reductions may affect our ability to retain or replace key personnel, harm employee morale and productivity or disrupt our business. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following a merger transaction.  Effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and transitions involving key employees could hinder execution of our business strategies.

Privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services.

Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. We strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies.  However, any failure or perceived failure to comply with these laws, regulations or policies may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

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

Security breaches could damage our reputation and harm our operating results.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks. The services we offer involve the storage and transmission of customers’ proprietary information. Security breaches, such as unauthorized access, accidents, employee error or malfeasance, computer viruses, computer hackings or other disruptions, can occur that could compromise the security of our infrastructure, thereby exposing such information to unauthorized access by third parties. Techniques used to obtain unauthorized access to, or to sabotage systems, change frequently and generally are not recognized until launched against a target. We may be required to expend significant capital and other resources to remedy, protect against or alleviate these and related problems, and we may not be able to remedy these problems in a timely manner, or at all. Any security breaches that occur could damage our reputation, increase our security costs, expose us to litigation and lead to the loss of existing or potential customers. If our services are perceived as not being secure, our business may be adversely impacted.

Interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results.

Our success depends on our ability to provide reliable service. Our network, network operations centers, central offices, corporate headquarters and those of our third party service providers are vulnerable to damage or interruption from fires, earthquakes, hurricanes, tornados, floods and other natural disasters, terrorist attacks, power loss, capacity limitations, telecommunications failures, software and hardware defects or malfunctions, break ins, sabotage and vandalism, human error and other disruptions that are beyond our control. Some of our systems are not fully redundant, and our disaster recovery planning may not be adequate. We have experienced interruptions in service in the past due to factors such as cable damage, theft of our equipment, power outages, inclement weather and service failures of our third-party service providers.  We may experience service interruptions or system failures in the future. In addition, in connection with enhancement, expansion or consolidation of our existing network, we may experience service interruptions despite our efforts to minimize the impact to customers. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the results we expect. The occurrence of any disruption or system failure may result in a loss of business, increase expenses, damage our reputation for providing reliable service, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our business depends on effective business support systems and processes.

Our business relies on our data, billing and other operational and financial reporting and control systems. To effectively manage our information technology infrastructure, we will need to continue to maintain our data, billing and other operational and financial systems, procedures and controls, which can be costly. We have experienced system failures from time to time, and any interruption in the availability of our business support systems, in particular our billing systems, could result in an immediate, and possibly substantial, loss of revenues. Our ability to maintain, expand and update our information technology infrastructure in response to acquisitions, growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to maintain, expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, increased acquisition integration costs, service or billing interruptions and the diversion of development resources.

Government regulations could adversely affect our business or force us to change our business practices.

Our services are subject to varying degrees of federal, state and local regulation. Federal, state and local regulations governing our services are the subject of ongoing judicial proceedings, rulemakings and legislative initiatives that could change the manner in which our industry operates and affect our business.  The Federal Communications Commission (FCC) exercises jurisdiction over telecommunications common carriers to the extent that they provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over some issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent that they provide, originate or terminate intrastate communications. State commissions also have authority to review and approve interconnection agreements between incumbent telephone carriers and competitive carriers such as us, and to conduct arbitration of disputes arising in the negotiation of such agreements. Local governments may require us to obtain licenses, permits or franchises to use the public rights-of-way necessary to install and operate our network.

Bills intended to amend the Communications Act of 1934, as amended by the Telecommunications Act of 1996  (“Communications Act”) are introduced in Congress from time to time and their effect on us and the communications industry cannot always be predicted. Proposed legislation, if enacted, could have a significant effect on our business, particularly if the legislation impairs our ability to interconnect with incumbent carrier networks, lease portions of other carriers’ networks or resell their services at reasonable prices, or lease elements of networks of the ILECs under acceptable rates, terms and conditions. We cannot predict the outcome of any ongoing legislative initiatives or administrative or judicial proceedings or their potential impact upon the communications and information technology industries generally or upon us specifically.

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

We are subject to regulatory audits in the ordinary course of business with respect to certain of these regulatory matters, including audits by the Universal Service Administrative Company on Universal Service Fund assessments and payments.  These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity. Our financial statements contain reserves for certain of such potential liabilities which we consider reasonable.  However, calculation of payments due with respect to these matters can be complex and subject to uncertainty.  As a result, these audits could result in liabilities in excess of such reserves which could adversely impact our results of operations.

Our business also is subject to a variety of other U.S. laws and regulations from various entities, including the Federal Trade Commission, the Environmental Protection Agency and the Occupational Safety and Health Administration, as well as by state and local regulatory agencies, that could subject us to liabilities, claims or other remedies. Compliance with these laws and regulations is complex and may require significant costs. In addition, the regulatory framework relating to Internet and communications services is evolving and both the federal government and states from time to time pass legislation that impacts our business. It is likely that additional laws and regulations will be adopted that would affect our business. We cannot predict the impact future laws, regulatory changes or developments may have on our business, financial condition, results of operations or cash flows. The enactment of any additional laws or regulations, increased enforcement activity of existing laws and regulations, or claims by individuals could significantly impact our costs or the manner in which we conduct business, all of which could adversely impact our results of operations and cause our business to suffer.

Our business may suffer if third parties are unable to provide services or terminate their relationships with us.

Our business and financial results depend, in part, on the availability and quality of certain third-party service providers, including certain billing and collection services. In addition, our VoIP services, including our E911 service, depend on the proper functioning of facilities and equipment owned and operated by third parties and is, therefore, beyond our control. If one or more of our service providers does not provide us with quality services, or if our relationship with any of our third party vendors terminates and we are unable to provide those services internally or identify a replacement vendor in an orderly, cost-effective and timely manner, our business, financial position, results of operations and cash flows could suffer.

We may not be able to protect our intellectual property.

We regard our trademarks as valuable assets to our business. In particular, we believe the strength of these brands among existing and potential customers is important to the success of our business. Additionally, our service marks, proprietary technologies, domain names and similar intellectual property are also important to the success of our business. We principally rely upon trademark law as well as contractual restrictions to establish and protect our technology and proprietary rights and information.  We require employees and consultants and, when possible, suppliers and distributors to sign confidentiality agreements, and we generally control access to, and distribution of, our technologies, documentation and other proprietary information. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Third parties may infringe or misappropriate our trademarks and similar proprietary rights. If we are unable to protect our proprietary rights from unauthorized use, our brand image may be harmed and our business may suffer. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our results of operations.

We may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future.

From time to time, third parties have alleged that we infringe on their intellectual property rights. We may be unaware of filed patent applications and of issued patents that could be related to our products and services.  Some of the largest communications providers, such as AT&T, Sprint and Verizon, have substantial patent holdings.  These providers have successfully asserted their claims against some communications companies, and have filed pending lawsuits against various competitive carriers.  We have been subject to, and expect to continue to be subject to, claims and legal proceedings regarding alleged infringement by us of the patents, trademarks and other intellectual property rights of third parties. None of these claims has had an adverse effect on our ability to market and sell and support our services. Such claims, whether or not meritorious, are time-consuming and costly to resolve, and could require expensive changes in our methods of doing business, could require us to enter into costly royalty or licensing agreements, or could require us to cease conducting certain operations. Any of these events could result in increases in operating expenses or could limit or reduce the number of our service offerings.

If we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects.

We are currently a party to various disputes, litigation or other legal proceedings arising from normal business activities, including consumer class action, patent litigation and legal proceedings regarding network easements, the use of rights-of-way for our network and licenses to maintain our fiber optic network. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. Defending against disputes, litigation or other legal proceedings may involve significant expense and diversion of management’s attention and resources from other matters. Due to the inherent uncertainties of litigation, we may not prevail in these actions. In addition, our ongoing operations may subject us to litigation risks and costs in the future. Both the costs of defending lawsuits and any settlements or judgments against us could materially and adversely affect our results of operations.

The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996, the evolution of telecommunications infrastructure from time-division multiplexing to Internet Protocol, and the distress of many carriers in the telecommunications industry as a result of continued competitive factors and financial pressures have resulted in the involvement of numerous industry participants in disputes, lawsuits, proceedings and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over many issues that will be important to our financial and operational success. These issues include the interpretation and enforcement of existing interconnection agreements and tariffs, the terms of new interconnection agreements, operating performance obligations, intercarrier compensation, treatment of different categories of traffic (for example, traffic originated or terminated on wireless or VoIP), the jurisdiction of traffic for intercarrier compensation purposes, the wholesale services and facilities available to us, the prices we will pay for those services and facilities and the regulatory treatment of new technologies and services.

We may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position.

As of December 31, 2011, we had approximately $194.8 million of goodwill and $121.1 million of other intangible assets. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events occur or circumstances change that would more likely than not indicate that goodwill or any such assets might be impaired. We evaluate the recoverability of our definite-lived intangible assets for impairment when events occur or circumstances change that would indicate that the carrying amount of an asset may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or intangible assets may not be recoverable, include reduced future cash flow estimates, higher customer churn and slower growth rates in our industry. We have experienced impairment charges in the past. As we continue to assess the ongoing expected cash flows and carrying amounts of our goodwill and other intangible assets, changes in economic conditions, changes in operating performance or other indicators of impairment could cause us to record a significant impairment charge during the period in which the impairment is determined, negatively impacting our results of operations and financial position.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Risks Related to Our Liquidity and Financial Resources

Our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry.

As of December 31, 2011, we had $324.8 million outstanding principal amount of 10.5% senior secured notes due 2016 (the “Notes”).  We may also incur significant additional indebtedness in the future. Our substantial indebtedness may:

•                  make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our indebtedness;

•                  limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•                  limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•                  require us to use a substantial portion of our cash flow from operations to make debt service payments;

•                  limit our flexibility to plan for, or react to, changes in our business and industry;

•                  place us at a competitive disadvantage compared to our less leveraged competitors; and

•                  increase our vulnerability to the impact of adverse economic and industry conditions.

Our ability to make payments on or to refinance our indebtedness will depend on our ability in the future to generate cash flows from operations, which is subject to all the risks of our business. We may not be able to generate sufficient cash flows from operations for us to repay our indebtedness when such indebtedness becomes due and to meet our other cash needs.

The indenture that governs the Notes imposes significant operating and financial restrictions on us. These restrictions limit or restrict, among other things, our ability and the ability of our restricted subsidiaries to:

•                  incur or guarantee additional indebtedness or issue preferred stock;

•                  pay dividends or make other distributions to stockholders;

•                  purchase or redeem capital stock or subordinated indebtedness;

•                  make investments;

•                  create liens or use assets as security;

•                  enter into agreements restricting such restricted subsidiaries’ ability to pay dividends, make loans or transfer assets to us or other restricted subsidiaries;

•                  engage in transactions with affiliates; and

•                  consolidate or merge with or into other companies or transfer all or substantially all of our or their assets.

If we breach any of these covenants, a default could result under the indenture, which may require us to repay some or all of our indebtedness.

We may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all.

We may require substantial capital to maintain, upgrade and enhance our network facilities and operations. We may also require additional capital to support our business growth, including the need to develop new services and products, enhance our operating infrastructure and acquire complimentary businesses and technologies. While we have historically been able to fund capital expenditures from cash generated by operations, the other risk factors described in this section could materially reduce cash available from operations or significantly increase our capital expenditures requirements. We may need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. We may not be able to secure additional funds at the time when we need such funding. If we are unable to obtain additional capital when needed, our business could suffer. Any debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

We lease or own several facilities for corporate offices, sales offices, data centers, switch sites and other facilities across our nationwide service area. These leases have various expiration dates through 2024. We believe our facilities are suitable and adequate for our business operations.

Our main facilities for corporate offices include approximately 34,000 square feet in Anniston, Alabama under a lease that will expire in 2018 and 54,000 square feet in Huntsville, Alabama under a lease that will expire in 2013. We also lease multiple sales offices in locations throughout the United States. We own an administrative office in Arab, Alabama.

We own a data center facility in Anniston, Alabama. We own switch sites in Anniston, Birmingham and Montgomery, Alabama and in Nashville, Tennessee. We lease space for switch sites in various cities throughout the southeastern United States. As part of our fiber optic network, we own or lease rights-of-way, land, and point-of-presence space throughout the southeastern United States.

Item 3. Legal Proceedings.

We are party to various disputes, litigation or other legal proceedings arising from normal business activities. The result of any current or future disputes, litigation or other legal proceedings is inherently unpredictable. Our management, however, believes that there are no disputes, litigation or other legal proceedings asserted or pending against us that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in our consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Annual Report on Form 10-K include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks include, without limitation (1) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (2) that unfavorable general economic conditions could harm our business; (3) that we face significant competition in the communications industry that could reduce our profitability; (4) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (5) that if we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (6) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (7) that we may experience reductions in switched access and reciprocal compensation revenue; (8) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (9) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our revenue and results of operations; (10) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (11) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (12) that security breaches could damage our reputation and harm our operating results; (13) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (14) that our business depends on effective business support systems and processes; (15) that government regulations could adversely affect our business or force us to change our business practices; (16) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (17) that we may not be able to protect our intellectual property; (18) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (19) that if we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (20) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (21) that we may have exposure to greater than anticipated tax liabilities; (22) that we are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink’s performance; (23) that as a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties; (24) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (25) that we may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all. These risks and uncertainties are described in greater detail in Item 1A of Part I, “Risk Factors.”

Overview

ITC^DeltaCom, Inc., together with its consolidated subsidiaries, provides integrated communications services in the southeastern United States. We provide a broad range of data and voice communications services to businesses and enterprise organizations, including high-speed or broadband data communications, local exchange, long-distance, mobile data and voice and equipment services. We also sell transmission capacity to other communications providers on a wholesale basis. We offer these services primarily over our regional fiber optic network.

In December 2010, we were acquired by EarthLink, Inc. (“EarthLink”) for $3.00 per share, with ITC^DeltaCom, Inc. surviving as a wholly-owned subsidiary of EarthLink. Subsequent to the acquisition, our integrated communication services were rebranded as EarthLink Business and our wholesale services were rebranded as EarthLink Carrier, an EarthLink Business company.

Acquisition

In March 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated VoIP platform. The primary reason for the acquisition is to leverage STS Telecom’s expertise in managed hosted VoIP as part of our VoIP offerings.

Revenue Sources

We provide a broad range of data, voice and equipment services to businesses, enterprise organizations and communications carriers. We present our revenue in the following three categories: (1) retail services, which includes data, voice and mobile data and voice services provided to businesses and enterprise organizations; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment. Our retail customers range from large enterprises with many locations, to small and medium-sized multi-site businesses, to business customers with one site. Our wholesale customers consist primarily of telecommunications carriers and network resellers. Revenues generally consist of monthly recurring fees; usage fees; installation fees; equipment fees and termination fees.

Trends in our Business

We operate in the communications industry. The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies.  Merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business. Certain of our business service revenues have been declining due to competitive pressures in the industry, and we expect revenues from certain aspects of these businesses to continue to decline. In addition, we expect revenues to be adversely impacted as a result of new rules recently adopted by the FCC regarding intercarrier compensation.

Our business customers are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our business customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on our results of operations, including longer sales cycles and increased customer demands for price reductions in connection with contract renewals.

To combat trends in our revenue, we are focused on building long-term customer relationships based a customizable communications portfolio using a blend of access technologies for connectivity and personalized customer service. However, we have and may continue to experience pressure on revenue and operating expenses for our business services as a result of competition or current economic conditions.

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

The following table sets forth statement of operations data for the years ended December 31, 2009 and 2010 (in thousands):

	Predecessor Entity		Sucessor Entity
		January 1	December 8	Combined	Change Between
	Year Ended	through	through	Year Ended	2009 and
	December 31,	December 7,	December 31,	December 31,	Combined 2010
	2009	2010	2010	2010	Amount	%

Revenues:
Retail services	$395,939	$343,227	$21,307	$364,534	$(31,405)	-8%
Wholesale services	59,401	58,003	4,267	62,270	2,869	5%
Other services	13,984	13,616	1,029	14,645	661	5%
Total revenues	469,324	414,846	26,603	441,449	(27,875)	-6%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	225,783	197,567	13,845	211,412	(14,371)	-6%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	158,426	138,544	9,389	147,933	(10,493)	-7%
Depreciation and amortization	69,064	52,339	4,885	57,224	(11,840)	-17%
Acquisition-related costs	—	7,987	6,765	14,752	14,752	*
Total operating costs and expenses	453,273	396,437	34,884	431,321	(21,952)	-5%

Income (loss) from operations	16,051	18,409	(8,281)	10,128	(5,923)	-37%
Write-off of debt discount and issuance cost	—	(7,948)	—	(7,948)	(7,948)	*
Interest expense and other, net	(27,026)	(29,118)	(2,089)	(31,207)	(4,181)	15%
Loss before income taxes	(10,975)	(18,657)	(10,370)	(29,027)	(18,052)	164%
Income tax benefit	—	604	—	604	604	*
Net loss	$(10,975)	$(18,053)	$(10,370)	$(28,423)	$(17,448)	159%

* Not meaningful

The following table sets forth statement of operations data for the years ended December 31, 2010 and 2011 (in thousands):

	Predecessor Entity	Sucessor Entity		Sucessor Entity
	January 1	December 8	Combined		Change Between
	through	through	Year Ended	Year Ended	Combined 2010
	December 7,	December 31,	December 31,	December 31,	and 2011
	2010	2010	2010	2011	Amount	%

Revenues:
Retail services	$343,227	$21,307	$364,534	$364,066	$(468)	0%
Wholesale services	58,003	4,267	62,270	71,955	9,685	16%
Other services	13,616	1,029	14,645	13,693	(952)	-7%
Total revenues	414,846	26,603	441,449	449,714	8,265	2%

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shownseparately below)	197,567	13,845	211,412	219,400	7,988	4%
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	138,544	9,389	147,933	138,765	(9,168)	-6%
Depreciation and amortization	52,339	4,885	57,224	71,659	14,435	25%
Acquisition-related costs	7,987	6,765	14,752	5,272	(9,480)	-64%
Total operating costs and expenses	396,437	34,884	431,321	435,096	3,775	1%

Income (loss) from operations	18,409	(8,281)	10,128	14,618	4,490	44%
Write-off of debt discount and issuance cost	(7,948)	—	(7,948)	—	7,948	-100%
Interest expense and other, net	(29,118)	(2,089)	(31,207)	(30,882)	325	-1%
Loss before income taxes	(18,657)	(10,370)	(29,027)	(16,264)	12,763	-44%
Income tax benefit (provision)	604	—	604	(734)	(1,338)	-222%
Net loss	$(18,053)	$(10,370)	$(28,423)	$(16,998)	$11,425	-40%

Operating Metrics

The following table sets forth certain operating data as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011

Colocations (1)	294	299
Voice and data switches	20	21
Employees (2)	1,326	1,222

Retail business voice lines in service (3)
UNE-T and other UNE lines (4)	370,833	374,643
Resale and UNE-P lines (5)	43,385	44,278
Total retail voice lines in service	414,218	418,921
Wholesale lines in service (6)	6,279	5,382
Total business lines in service (7)	420,497	424,303

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

Revenues

Retail services. Revenues from our retail services decreased $31.4 million, or 8%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. The decrease resulted from decreases in local and bundled revenues, data revenues, long distance services revenues and revenue generated by access billings to other carriers. These decreases were minimally offset by an increase in mobile revenue.  During the year ended December 31, 2010, we experienced declining business demand and competitive pricing pressures that have adversely affected most of our markets and products. These conditions negatively affected our operations by accelerating attrition of retail customers that have sustained business declines and that exhibit increased cost sensitivity and by slowing the rate at which we add new customers.

Revenues from our retail services decreased $0.4 million from the combined year ended December 31, 2010 to the year ended December 31, 2011. The decrease was primarily due to data and local service revenues due to pricing pressures related to increased competition and the overall economy, mostly offset by the inclusion of STS Telecom revenues.

Wholesale services. Revenues from our wholesale services increased $2.9 million, or 5%, from the year ended December 31, 2009 to the combined year ended December 31, 2010 and increased $9.7 million, or 16%, from the combined year ended December 31, 2010 to the year ended December 31, 2011. The increase was primarily attributable to an increase in broadband transport services revenues. The increase in broadband transport service revenues resulted from actions on our part to secure our customer relationships in which we entered into new contracts with utilities to acquire facilities for our use in serving our customers and canceled contracts with the utilities to market their facilities to our customers. Partially offsetting this increase was a decrease in local interconnection revenues resulting from a decrease in local interconnection lines and a decrease in operator and directory assistance revenues.

Other services. Revenues from other services increased $0.7 million, or 5%, from the year ended December 31, 2009 to the combined year ended December 31, 2010 and decreased $1.0 million, or 7%, from the combined year ended December 31, 2010 to the year ended December 31, 2011. The changes resulted from changes in volume of telephone systems sold each year.

Cost of revenues

Cost of revenues includes costs directly associated with providing services to our customers. Cost of revenues primarily consists of the cost of connecting customers to our networks via leased facilities; the costs of leasing components of our network facilities; costs paid to third-party providers for interconnect access and transport services; and the costs of equipment sold to customers. We utilize other carriers to provide services where we do not have facilities. We utilize a number of different carriers to terminate our long distance calls outside the southeastern United States. The provision of local services over our network generally reduces the amounts we otherwise would be required to pay to other telephone companies to use their networks and facilities in order to provide local services.

Total cost of revenues decreased $14.4 million, or 6%, from the year ended December 31, 2009 to the combined year ended December 31, 2010, but remained constant at 48% percent of total revenues. The decrease in cost of revenues was the result of a reduction in demand for our services, an increase in disputed billings which we successfully resolved and the continued implementation of our cost-saving initiatives. The effects of these initiatives were partially offset by the increased cost of new facilities required to support services to new and existing customers for our integrated communications services.

Total cost of revenues increased $8.0 million, or 4%, from the combined year ended December 31, 2010 to the year ended December 31, 2011 and increased as a percent of revenues from 48% during the year ended December 31, 2010 to 49% during the year ended December 31, 2011. The increase in cost of revenues both in absolute terms and as a percentage of total revenues was primarily due to the inclusion of STS Telecom cost of revenues and an increase in wholesale services cost of revenues resulting from new contracts, as discussed above.

Selling, general and administrative expense

Selling, general and administrative expense consists of expenses of selling and marketing, field personnel engaged in direct network maintenance and monitoring, customer service and corporate administration.

Selling, general and administrative expense decreased $10.5 million, or 7%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. The decrease was primarily attributable to decreases in outside commissions, cash compensation, professional fees, bad debt expense, data processing, insurance and property taxes. The decreases were partially offset by increases in non-cash compensation, employee benefits and administration and facilities and other corporate overhead expenses.

Selling, general and administrative expense decreased $9.2 million, or 6%, from the combined year ended December 31, 2010 to the year ended December 31, 2011. The decrease compared to the prior year periods was primarily attributable to a favorable tax settlement recognized during year ended December 31, 2011 and decreases in facilities costs, professional fees, data processing, bad debt expense and other corporate overhead expenses. Partially offsetting these decreases was the inclusion of STS Telecom’s selling, general and administrative expenses and an increase in stock-based compensation expense.

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

Depreciation and amortization expense decreased $11.8 million, or 17%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. Depreciation expense decreased primarily due to property and equipment becoming fully depreciated during 2010.

Depreciation and amortization expense increased $14.4 million, or 25%, from the combined year ended December 31, 2010 to the year ended December 31, 2011. The increase compared to the prior year was due to an increase in amortization expense, offset by a decrease in depreciation expense. The increase in amortization expense was due to amortization related to identifiable intangible assets established in connection with EarthLink’s acquisition of us and our acquisition of STS Telecom. The decrease in depreciation expense was due to a reduction in property equipment recorded at fair value in connection with EarthLink’s acquisition of us and property and equipment becoming fully depreciated over the past year, partially offset by an increase in depreciation expense resulting from property and equipment obtained in the acquisition of STS Telecom.

Acquisition-related costs

Acquisition-related costs consist of external costs directly related to acquisitions, including transaction related costs, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; costs to settle stock-based awards attributable to postcombination service in connection with the Acquisition; and integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Consolidated Statement of Operations. Acquisition-related costs consisted of the following for the periods presented (in thousands):

	Predecessor Entity		Successor Entity
		January 1,	December 8,
	Year Ended	through	through	Year Ended
	December 31,	December 7,	December 31,	December 31,
	2009	2010	2010	2011

Transaction related costs	$—	$7,987	$—	$111
Severance and retention costs	—	—	4,699	3,561
Costs to settle postcombination stock awards	—	—	2,066	—
Facility related costs	—	—	—	728
Integration related costs	—	—	—	872
Total acquisition-related costs	$—	$7,987	$6,765	$5,272

Interest expense and other, net

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”); interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

Interest expense and other, net, increased $4.2 million, or 15%, from the year ended December 31, 2009 to the combined year ended December 31, 2010. The increase was attributable to an increase in outstanding principal amount of debt and an increase in the weighted average interest rates on our outstanding debt. As of December 31, 2010, our overall weighted average annual interest rate (including premium on debt) was 9.7% compared to 5.1% as of December 31, 2009. The increase was due to due to the issuance of $325.0 million outstanding principal amount of Notes in April 2010 and the use of $305.5 million of proceeds from the Notes offering to repay indebtedness, including all principal plus accrued and unpaid interest, outstanding under our first lien and second lien senior secured credit facilities and revolving credit facility, which were terminated.

Interest expense and other, net, decreased $0.3 million, or 1%, from the combined year ended December 31, 2010 to the year ended December 31, 2011. The decrease in interest expense and other, net, during the year ended December 31, 2011 compared to the prior year was primarily attributable to the amortization of the debt premium resulting from the increase in fair value of debt recorded in the Acquisition. As a result of EarthLink’s acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes. This was partially offset by having a full year of interest expense for the Notes in 2011.

Write-off debt issuance cost and discount

The write-off of debt issuance cost and discount of $7.9 million during the combined year ended December 31, 2010 was a result of the issuance of the Notes in April 2010 and the retirement of our first and second lien facilities.

Income tax benefit (provision)

We recorded an income tax benefit of $0.6 million during the combined year ended December 31, 2010 and an income tax provision of $0.7 million during the year ended December 31, 2011. We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against deferred tax assets, as we are unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the years ended December 31, 2009, 2010 and 2011:

					Sucessor
	Predecessor Entity		Sucessor Entity		Entity
		January 1	December 8	Combined
	Year Ended	through	through	Year Ended	Year Ended
	December 31,	December 7,	December 31,	December 31,	December 31,
	2009	2010	2010	2010	2011

Net cash provided by (used in) operating activities	$68,902	$47,205	$(5,138)	$42,067	$37,159
Net cash used in investing activities	(54,655)	(53,787)	(20,514)	(74,301)	(72,110)
Net cash (used in) provided by financing activities	(3,144)	(1,967)	10,000	8,033	26,296
Net increase (decrease) in cash and cash equivalents	$11,103	$(8,549)	$(15,652)	$(24,201)	$(8,655)

Operating activities

Cash provided by operating activities decreased during the combined year ended December 31, 2010 compared to the prior year primarily due to payments for severance and benefits and payments for investment advisory and other professional fees in connection with EarthLink’s acquisition of us. Also contributing to the decrease in cash provided by operating activities was a decrease in total revenues. The decrease in net cash provided by operating activities during the year ended December 31, 2011 compared to the combined year ended December 31, 2010 was primarily due to an increase in cash used for prepaid assets and cash used for accounts payable, accrued and other liabilities.

Investing activities

The decrease in cash used in investing activities during the combined year ended December 31, 2010 compared to the prior year was primarily due to an increase in capital expenditures and cash paid to settle stock-based awards in connection with EarthLink’s acquisition of us. The increase in cash used in investing activities during the year ended December 30, 2011 compared to the prior year was primarily due to $22.9 million of cash used for the acquisition of STS Telecom. Partially offsetting this was a decrease in capital expenditures.

Financing activities

The change in cash flows from financing activities during the combined year ended December 31, 2010 compared to the prior year was primarily due to a net change in cash used for long-term debt and capital lease obligations. During the year ended December 31, 2010, we received $308.2 million from issuance of the Notes and $10.0 million from the issuance of stock to EarthLink. This was offset by $308.1 million of cash used for repayment of long-term debt and other long-term obligations and $2.1 million paid for taxes of vested restricted stock units.

The change in cash flows from financing activities during the year ended December 31, 2011 compared to the prior year was primarily due to a $30.0 million received from the issuance of stock to EarthLink during the year ended December 31, 2011. This funding was primarily provided for our acquisition of STS Telecom in March 2011. During the year ended December 31, 2011, we used $3.6 million for repayments of long-term debt and capital leases. Under the indenture for the Notes, following the consummation of EarthLink’s acquisition of us, we were required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 1010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011. Also during the year ended December 31, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition and made $0.4 million payments on capital leases assumed in the STS Telecom acquisition.

Future Uses of Cash and Funding Sources

Future Uses of Cash

Our primary future cash requirements will be to fund outstanding indebtedness and make capital expenditures. We expect to use cash related to our outstanding indebtedness, including payments for interest. We also may use cash to redeem our Notes in accordance with the terms of the related indenture or to purchase them in the open market.

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

We also expect to use cash for required payment of wages and salaries to employees, purchase of network capacity and access under contracts, and payment of fees for other goods and services, including maintenance and commission payments. Although we are parties to legally binding contracts requiring payment for these goods and services, the actual amounts of such payments are contingent upon such factors as volume and/or variable rates that are uncertain or unknown as of December 31, 2011. We are obligated under contracts for network facilities and access that require us to pay a penalty, acquire equipment specific to us or purchase contract specific equipment, as defined by each contract, if we terminate the contract without cause prior to its expiration date. Because these payment obligations are contingent on our termination of the contract, no obligation will exist unless such a termination occurs.

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the pricing of our services, and the level of resources used for our sales and marketing activities, among others.

Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the year ended December 31, 2009, the combined year ended December 31, 2010 and the year ended December 31, 2011, we generated $68.9 million, $42.1 million and $37.1 million in cash from operations, respectively. As of December 31, 2011, we had $34.9 million in cash and cash equivalents.

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

Contractual Obligations and Commitments

As of December 31, 2011, we had the following contractual commitments:

		Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(in thousands)
Senior secured notes (1)	$324,800	$—	$—	$324,800	$—
Interest on debt (2)	149,205	34,104	68,208	46,893	—
Purchase obligations (3)	66,716	28,816	32,160	5,080	660
Operating leases (4)	44,311	12,632	16,771	7,676	7,232
Capital leases (5)	1,099	445	564	90	—
Total	$586,131	$75,997	$117,703	$384,539	$7,892

(1)          Includes the principal amount of our long-term debt, which is also included in our consolidated balance sheet.

(2)          Includes the interest payments related to our long-term debt. Amounts are fixed at 10.5% for the life of the Notes.

(3)          Includes our noncancelable operating leases.

(4)          Purchase commitments represent non-cancellable contractual obligations for services and equipment and minimum commitments under network access agreements with several carriers.

(5)   Represents remaining payments under capital leases, including interest, which were assumed from our acquisition of STS Telecom.

The table does not include our reserve for uncertain tax positions, as the specific timing of any cash payments relating to this obligation cannot be projected with reasonable certainty. We have $17.6 million of uncertain tax positions. Of this amount, $15.9 million would reduce prior net operating losses if assessed. Of the $1.7 million reflected on the balance sheet, $1.3 million would result in tax payments and $0.4 million would be offset by net operating losses. Of the total uncertain tax positions, none is expected to reverse within the next twelve months.

Debt Covenants

Under the indenture governing our Notes, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under the indenture governing our Notes as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. We base our determination of the third and fourth criteria above on our judgment regarding the fixed nature of the fees we have charged for the services rendered and products delivered, and the prospects that those fees will be collected. If changes in conditions should cause us to determine that these criteria likely will not be met for future transactions, revenue recognized for any reporting period could be materially adversely affected.

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

Receivable reserves

Sales credit reserves

We make estimates for potential future sales credits to be issued related to billing errors, service interruptions and customer disputes which are recorded as a reduction in revenue. We analyze historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating our credit reserve requirements. We reserve known billing errors and service interruptions as incurred. We review customer disputes and reserve against those we believe to be valid claims. We also estimate a sales credit reserve related to unknown billing errors and disputes based on such historical credit activity. The determination of the sales credit and customer dispute credit reserve requirements involves significant estimation and judgment.

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience, a specific customer’s ability to meet its financial obligations to us and the general economic environment. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Due to the current economic climate, the competitive environment in the telecommunications sector and the volatility of the financial strength of particular customer segments including our wholesale customers, the collectability of receivables and creditworthiness of customers may become more difficult and unpredictable. Changes in the financial viability of significant customers and worsening of economic conditions may require changes to our estimate of the recoverability of the receivables. The determination of our allowance for doubtful accounts reserve requirements involves significant estimation and judgment.

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

Recoverability of noncurrent assets

Goodwill and indefinite-lived intangible assets

We test goodwill and indefinite-lived intangible assets for impairment at least annually. We perform an impairment test of our goodwill and indefinite-lived intangible assets annually during the fourth quarter of our fiscal year or when events and circumstances indicate the indefinite-lived intangible assets might be permanently impaired.  Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. During the fourth quarter of 2011, we adopted new guidance for goodwill testing that allows us to first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The first step of the impairment test involves comparing the estimated fair value of our reporting unit with the reporting unit’s carrying amount, including goodwill. We estimate the fair values of our reporting unit primarily using the income approach valuation methodology that includes the discounted cash flow method, taking into consideration the market approach and certain market multiples as a validation of the values derived using the discounted cash flow methodology. The discounted cash flows for the reporting unit is based on discrete financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts are estimated using a terminal value calculation, which incorporates historical and forecasted financial trends for the reporting unit.

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

Accounting for business combinations requires our management to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, obligations assumed and pre-acquisition contingencies. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Examples of critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts and acquired developed technologies, the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio and discount rates.  Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.

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

In September 2011, the FASB issued authoritative guidance related to goodwill testing. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this new guidance in the fourth quarter of 2011. The adoption did not have a material impact on our consolidated financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to interest rate risk with respect to our 10.5% senior secured notes due 2016 (the “Notes”). The fair value of these notes may be adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. The Notes bear interest at a fixed rate of 10.5% per year until April 1, 2016. As of December 31, 2010 and 2011, the fair value of the Notes was approximately $352.6 million and $320.6 million, respectively, based on quoted market prices.

Item 8. Financial Statements And Supplementary Data.

ITC^DELTACOM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of December 31, 2010 and 2011	42

Consolidated Statements of Operations for the year ended December 31, 2009 and the period January 1, 2010 through December 7, 2010 (Predecessor Periods) and the period December 8, 2010 through December 31, 2010 and the year ended December 31, 2011 (Successor Periods)	43

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the year ended December 31, 2009 and the period January 1, 2010 through December 7, 2010 (Predecessor Periods) and the period December 8, 2010 through December 31, 2010 and the year ended December 31, 2011 (Successor Periods)	44

Consolidated Statements of Cash Flows for the year ended December 31, 2009 and the period January 1, 2010 through December 7, 2010 (Predecessor Periods) and the period December 8, 2010 through December 31, 2010 and the year ended December 31, 2011 (Successor Periods)	45

Notes to Consolidated Financial Statements	46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholder of ITC^DeltaCom, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of ITC^DeltaCom, Inc. as of December 31, 2010 (Successor) and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the period December 8, 2010 through December 31, 2010 (Successor period) and from January 1, 2010 through December 7, 2010 and for the year ended December 31, 2009 (Predecessor periods). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ITC^DeltaCom, Inc. at December 31, 2010 (Successor), and the results of its operations and its cash flows for the period December 8, 2010 through December 31, 2010 (Successor period) and from January 1, 2010 through December 7, 2010 and for the year ended December 31, 2009 (Predecessor periods), in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

Atlanta, Georgia
March 1, 2011

except for Notes 3, 6 and 12 as to which date is May 5, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of ITC^DeltaCom, Inc.

We have audited the accompanying consolidated balance sheet of ITC^DeltaCom, Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITC^DeltaCom, Inc. at December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia
February 24, 2012

ITC^DELTACOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$43,585	$34,930
Restricted cash	2,270	1,781
Accounts receivable, net of allowance of $276 and $2,519 as of December 31, 2010 and 2011, respectively	40,242	43,851
Prepaid expenses	8,494	6,143
Receivable due from parent	1,292	913
Other current assets	4,230	5,034
Total current assets	100,113	92,652
Property and equipment, net	206,988	213,438
Goodwill	170,126	194,761
Other intangible assets, net	129,650	121,115
Other long-term assets	170	82
Total assets	$607,047	$622,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,734	$4,680
Accrued payroll and related expenses	4,053	8,154
Accrued interest	8,622	8,626
Other accrued liabilities	37,845	29,055
Deferred revenue	19,844	25,410
Current portion of long term debt and capital lease obligations	—	419
Total current liabilities	82,098	76,344

Long-term debt and capital lease obligations	351,251	347,364
Other long-term liabilities	7,874	7,045
Total liabilities	441,223	430,753

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 150 and 250 shares issued and outstanding as of December 31, 2010 and 2011, respectively	—	—
Additional paid-in capital	176,194	218,663
Accumulated deficit	(10,370)	(27,368)
Total stockholders’ equity	165,824	191,295
Total liabilities and stockholders’ equity	$607,047	$622,048

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	Predecessor Entity		Successor Entity
		January 1,	December 8,
	Year Ended	through	through	Year Ended
	December 31,	December 7,	December 31,	December 31,
	2009	2010	2010	2011

Revenues:
Retail services	$395,939	$343,227	$21,307	$364,066
Wholesale services	59,401	58,003	4,267	71,955
Other services	13,984	13,616	1,029	13,693
Total revenues	469,324	414,846	26,603	449,714

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	225,783	197,567	13,845	219,400
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	158,426	138,544	9,389	138,765
Depreciation and amortization	69,064	52,339	4,885	71,659
Acquisition-related costs	—	7,987	6,765	5,272
Total operating costs and expenses	453,273	396,437	34,884	435,096

Income (loss) from operations	16,051	18,409	(8,281)	14,618
Write-off of debt discount and issuance cost	—	(7,948)	—	—
Interest expense and other, net	(27,026)	(29,118)	(2,089)	(30,882)
Loss before income taxes	(10,975)	(18,657)	(10,370)	(16,264)
Income tax benefit (provision)	—	604	—	(734)
Net loss	$(10,975)	$(18,053)	$(10,370)	$(16,998)

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

(in thousands, except share data)

					Accumulated
			Additional		Other	Total	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)	Loss
Predecessor Entity
Balance as of December 31, 2008	80,867,040	$808	$727,666	$(735,265)	$(5,610)	$(12,401)
Deferred compensation	—	—	2,969	—	—	2,969
Change in classification of common stock units to liability	—	—	(1,783)	—	—	(1,783)
Common stock units exercised	807,230	8	(8)	—	—	—
Stock withheld for payment of taxes	—	—	(144)	—	—	(144)
Other comprehensive income	—	—	—	—	5,610	5,610	$5,610
Net loss	—	—	—	(10,975)	—	(10,975)	(10,975)
Total comprehensive loss							$(5,365)
Balance as of December 31, 2009	81,674,270	816	728,700	(746,240)	—	(16,724)
Deferred compensation	—	—	1,898	—	—	1,898
Common stock units exercised	2,155,546	22	(22)	—	—	—
Stock withheld for payment of taxes	—	—	(2,128)	—	—	(2,128)
Net loss	—	—	—	(18,053)	—	(18,053)	$(18,053)
Acquisition transactions	(83,829,816)	(838)	(728,448)	764,293	—	35,007	—
Total comprehensive loss							$(18,053)
Balance as of December 7, 2010	—	—	—	—	—	—

Successor Entity
Push-down accounting adjustment related to valuation allowance	—	$—	$(85,295)	$—	$—	$(85,295)
Acquisition transactions	100	—	251,489	—	—	251,489
Issuance of common stock	50	—	10,000	—	—	10,000
Net loss	—	—	—	(10,370)	—	(10,370)	$(10,370)
Total comprehensive loss							$(10,370)
Balance as of December 31, 2010	150	—	176,194	(10,370)	—	165,824
Push-down accounting adjustment related to valuation allowance	—	—	8,441	—	—	8,441
Issuance of common stock	100	—	30,000	—	—	30,000
Stock-based compensation	—	—	4,028	—	—	4,028
Net loss	—	—	—	(16,998)	—	(16,998)	$(16,998)
Total comprehensive loss							$(16,998)
Balance as of December 31, 2011	250	$—	$218,663	$(27,368)	$—	$191,295

The accompanying notes are an integral part of these consolidated financial statements

ITC^DELTACOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Predecessor Entity		Successor Entity
		January 1,	December 8,
	Year Ended	through	through	Year Ended
	December 31,	December 7,	December 31,	December 31,
	2009	2010	2010	2011

Cash flows from operating activities:
Net loss	$(10,975)	$(18,053)	$(10,370)	$(16,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	69,064	52,339	4,885	71,659
Stock-based compensation	2,969	5,382	109	4,028
Provision for doubtful accounts	5,255	4,244	312	3,024
Amortization of debt discount, premium and issuance costs	2,419	2,521	(269)	(4,195)
Write-off of debt discount and issuance costs	—	7,948	—	—
(Gain) loss on sale of fixed assets	(427)	(225)	(2)	774
Other operating activities	—	—	(53)	(828)
Decrease (increase) in accounts receivable, net	3,388	(968)	(883)	(5,081)
Decrease (increase) in prepaid expenses and other assets	262	(8,897)	(1,034)	(13,315)
(Decrease) increase in accounts payable and accrued and other liabilities	(1,863)	3,125	227	(7,130)
(Decrease) increase in deferred revenue	(1,190)	(211)	1,940	5,221
Net cash provided by (used in) operating activities	68,902	47,205	(5,138)	37,159

Cash flows from investing activities:
Purchase of business, net of cash acquired	—	—	—	(22,859)
Purchases of property and equipment	(56,679)	(54,913)	(10,517)	(49,811)
Proceeds received from sale of fixed assets	435	691	2	—
Payments to settle precombination stock awards	—	—	(9,062)	—
Proceeds from sales of short-term investments	3,322	1,706	—	—
Change in restricted cash, net	(2)	(551)	(937)	489
Other investing activities	(1,731)	(720)	—	71
Net cash used in investing activities	(54,655)	(53,787)	(20,514)	(72,110)

Cash flows from financing activities:
Proceeds from issuance of stock subscriptions	—	—	10,000	30,000
Proceeds from issuance of long-term debt, net of issue costs	—	308,220	—	—
Repayment of debt and capital lease obligations	(3,144)	(308,075)	—	(3,650)
Payments for taxes of restricted shares	—	(2,112)	—	(54)
Net cash (used in) provided by financing activities	(3,144)	(1,967)	10,000	26,296

Net increase (decrease) in cash and cash equivalents	11,103	(8,549)	(15,652)	(8,655)
Cash and cash equivalents, beginning of period	56,683	67,786	59,237	43,585
Cash and cash equivalents, end of period	$67,786	$59,237	$43,585	$34,930

The accompanying notes are an integral part of these consolidated financial statements.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

ITC^DeltaCom, Inc. (“ITC^DeltaCom” or the “Company”), together with its wholly-owned subsidiaries, provides integrated communications services in the southeastern United States. The Company provides a broad range of data and voice communications services to businesses and enterprise organizations, including high-speed or broadband data communications, local exchange, long-distance, mobile data and voice and equipment services. The Company also sells transmission capacity to other communications providers on a wholesale basis. The Company offers these services primarily over its regional fiber optic network.

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

Predecessor and Successor Accounting

As a result of the Acquisition, certain of ITC^DeltaCom’s predecessor accounting policies were changed to conform to EarthLink’s current accounting policies. These changes did not have a material impact on ITC^DeltaCom’s consolidated financial statements. The accounting for the Acquisition has been pushed-down to reflect the assets acquired and liabilities assumed at Acquisition date fair value. Accordingly, the Company’s financial position and results of operations may not be comparable between the accompanying Successor and Predecessor periods.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying footnotes. Actual results could differ from those estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts; revenue reserves for billings to other carriers; expected results of disputed vendor charges for cost of services; the use, recoverability, and/or realizability of certain assets, including deferred tax assets; useful lives of intangible assets and property and equipment; the fair values of assets acquired and liabilities assumed in acquisitions of businesses, including acquired intangible assets; facility exit liabilities; stock-based compensation expense; unrecognized tax benefits; contingent liabilities and long-lived asset impairments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations

The Company accounts for business combinations by recognizing all of the assets acquired and liabilities assumed at the acquisition date fair value. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to the Company’s Consolidated Statements of Operations.

Segment Disclosure

The Company operates in one segment.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less at the date of acquisition. Cash equivalents are stated at cost, which approximates fair value.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for accounts receivable amounts that may not be collectible. In assessing the adequacy of the allowance for doubtful accounts, management considers a number of factors, including the aging of the accounts receivable balances, historical collection experience, a specific customer’s ability to meet its financial obligations to the Company and the general economic environment. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowances for doubtful accounts are recorded as a selling, general and administrative expense in the Consolidated Statements of Operations.

The Company’s allowance for doubtful accounts was $0.3 million and $2.5 million as of December 31, 2010 and 2011, respectively. The Company recorded bad debt expense of $5.2 million for the year ended December 31, 2009, $4.2 million for the period January 1, 2010 through December 7, 2010, $0.3 million for the period December 8, 2010 through December 31, 2010 and $3.0 million for the year ended December 31, 2011. The Company’s write-offs of uncollectible accounts were $6.2 million for the year ended December 31, 2009, $4.2 million for the period January 1, 2010 through December 7, 2010, $36,000 for the period December 8, 2010 through December 31, 2010 and $0.8 million for the year ended December 31, 2011. During the period January 1, 2010 through December 7, 2010, the Company also wrote-off $3.7 million due to purchase accounting.

Restricted Cash

The Company classifies any cash or investments that collateralize outstanding letters of credit or certain operating or performance obligations of the Company as restricted cash. Restricted cash is classified as current or noncurrent in the accompanying consolidated balance sheets according to the duration of the restriction and the purpose for which the restriction exists.

Inventories

Inventories consist of finished goods and are stated at the lower of cost or market value, using the first-in, first-out method. Inventories are included in other current assets in the Consolidated Balance Sheets.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment as of the Acquisition on December 8, 2010 were recorded at acquisition date fair value.  Property and equipment acquired subsequent to the Acquisition are stated at cost less accumulated depreciation. The costs of additions, replacements and substantial improvements are capitalized, while the costs for maintenance and repairs are charged to operating expense as incurred. Upon retirements or sales, any gains and losses are included in interest expense and other, net. Upon impairment, the Company accelerates depreciation of the asset and such cost is included in operating expenses.

Depreciation expense is determined using the straight-line method over the estimated useful lives of the various asset classes. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful life or the remaining term of the lease. When leases are extended, the remaining useful lives of leasehold improvements are increased as appropriate, but not for a period in excess of the remaining lease term. The estimated useful lives of property and equipment are as follows:

Buildings	15 - 30 years
Communications and fiber optic network	10 - 20 years
Computer equipment and software	2 - 5 years
Office and other equipment	2 - 5 years
Customer acquisition costs	31 - 36 months
Leasehold improvements	Shorter of estimated useful life or lease term

The Company capitalizes costs directly related to the design, deployment and expansion of its network and operating support systems, including employee-related costs. The Company also capitalizes customer installation and acquisition costs to the extent they are recoverable. Customer installation costs represent nonrecurring fees paid to other telecommunications carriers for services performed by the carriers when the Company orders facilities in connection with new customers acquired by the Company. Customer acquisition costs include internal personnel costs directly associated with the provisioning of new customer orders. Such customer acquisition costs represent incremental direct costs incurred by the Company that would not have been incurred absent a new customer contract. Customer installation and acquisition costs are amortized over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor.

Goodwill and Purchased Intangible Assets

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for under the purchase method of accounting. Purchased intangible assets consist primarily of customer relationships, acquired software and technology, trade names and other assets valued in conjunction with the acquisitions. When management determines material intangible assets are acquired in conjunction with the purchase of a company, the Company determines the fair values of the identifiable intangible assets by taking into account management’s own analysis and an independent third party valuation specialist’s appraisal. Intangible assets determined to have definite lives are amortized over their estimated useful lives. See Note 6, “Goodwill and Other Intangible Assets,” for information regarding the Company’s intangible assets.

The Company does not amortize goodwill and intangible assets deemed to have indefinite lives. The Company tests its goodwill and intangible assets deemed to have indefinite lives at least annually. The Company performs an impairment test of its goodwill and intangible assets deemed to have indefinite lives annually or when events and circumstances indicate that those assets might have an other than temporary impairment. Impairment testing of goodwill is required at the reporting unit level (operating segment or one level below operating segment) and involves a two-step process. The Company determined it is one reporting unit for goodwill testing. The first step of the impairment test involves comparing the estimated fair value of the Company’s reporting unit with the reporting unit’s carrying amount, including goodwill.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leases

The Company categorizes leases at their inception as either operating or capital leases depending on certain criteria. Certain of the Company’s operating lease agreements include scheduled rent escalations or rent holiday over the term of the lease. The Company recognizes rent expense on a straight-line basis over the term of the lease. The difference between rent expense and rent paid is recorded as deferred rent and included in other liabilities in the Consolidated Balance Sheets. Incentives granted under certain leases are treated as a reduction of the Company’s rent expense on a straight-line basis over the term of the related lease agreement. Leasehold improvements funded by the lessor under operating leases are recorded as leasehold improvements and deferred rent.

Asset Retirement Obligations

The Company has asset retirement obligations associated with certain assets within leased facilities that the Company is contractually obligated to retire upon termination of the associated lease agreement and the return of facilities to pre-lease condition. The fair value of the obligation is also capitalized as property and equipment and amortized over the estimated useful life of the associated asset. The Company’s asset retirement obligations were $2.1 million as of December 31, 2010 and 2011 and are included in other long-term liabilities in the Consolidated Balance Sheets.

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

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conference calling services; mobile voice and data services; and the sale of transmission capacity to other telecommunications carriers. Revenues from these services, which generally consist of recurring monthly charges for such services, are recognized as the services are provided.

Multiple deliverable arrangements. Revenues may be part of multiple element arrangements, such as equipment sold with data and voices services. For multiple element arrangements, the Company separates deliverables into units of accounting and recognizes revenue for each unit of accounting based on evidence of each unit’s relative selling price to the total arrangement consideration, assuming all other revenue recognition criteria have been met. Each deliverable is considered a separate unit of accounting if the delivered item has stand-alone value to the customer. The Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: 1) the price the Company sells the same unit for when the Company sells it separately; 2) the price another vendor would sell a generally interchangeable item; or 3) the Company’s best estimate of the stand-alone price.

Gross versus net revenue recognition. The Company offers certain services that are provided by third-party vendors. When the Company is the primary obligor in a transaction, has latitude in establishing prices, is the party determining the service specifications or has several but not all of these indicators, the Company records the revenue on a gross basis. If the Company is not the primary obligor and/or a third-party vendor has latitude in establishing prices, the Company records revenue associated with the related subscribers on a net basis, netting the cost of revenue associated with the service against the gross amount billed the customer and recording the net amount as revenue.

Activation and installation. When the Company receives service activation and installation fee revenues in advance of the provision of services, the Company defers the service activation and installation fee revenues and amortizes them over the actual weighted average initial contract terms of contracts initiated each month, assuming a customer churn factor.  The costs associated with such activation and installation activities, to the extent recoverable based on future revenues, are deferred and recognized as operating expense over the same period.

Sales credit reserves. The Company makes estimates for potential future sales credits to be issued in respect of earned revenues, related to billing errors, service interruptions and customer disputes which are recorded as a reduction in revenue. The Company analyzes historical credit activity and changes in customer demands related to current billing and service interruptions when evaluating its credit reserve requirements. The Company reserves known billing errors and service interruptions as incurred. The Company reviews customer disputes and reserves against those we believe to be valid claims. The Company also estimates a sales credit reserve related to unknown billing errors and disputes based on historical credit activity.

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

These costs include an estimate of charges for which invoices have not yet been received, and are based upon the estimated number of transmission lines and facilities in service, estimated minutes of use and estimated amounts accrued for pending disputes with other carriers, as well as upon the contractual rates charged by the Company’s service providers. Subsequent adjustments to these estimates may occur after the bills are received for the actual costs incurred, but these adjustments generally are not expected to be material to operating results. Experience also has shown that these disputes can require a significant amount of time to resolve given the complexities and regulatory issues affecting the vendor relationships. The Company maintains reserves for any anticipated exposure associated with these billing disputes. The reserves are reviewed on a monthly basis, but are subject to changes in estimates and management judgment as new information becomes available. Given the length of time the Company has historically required to resolve these disputes, disputes may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods. The Company believes its reserves are adequate.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Advertising Costs

The Company charges the costs of advertising to expense as incurred. Advertising expense was $1.8 million for the year ended December 31, 2009,  $1.6 million for the period January 1, 2010 through December 7, 2010, $34,000 for the period December 8, 2010 through December 31, 2010 and $1.9 million for the year ended December 31, 2011.

Stock-Based Compensation

Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation expense over the requisite service period for awards expected to vest. The Company estimates the fair value of stock options using the Black-Scholes valuation model, and determines the fair value of restricted stock units based on the quoted closing price of EarthLink’s common stock on the date of grant. Such value is recognized as expense over the requisite service period, net of estimated forfeitures, using the straight-line attribution method. For performance-based awards, the Company recognizes expense over the requisite service period, net of estimated forfeitures, using the accelerated attribution method when it is probable that the performance measure will be achieved. The estimate of awards that will ultimately vest requires significant judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical employee attrition rates. Actual results, and future changes in estimates, may differ substantially from the Company’s current estimates. See Note 10, “Stock-Based Compensation.”

Acquisition-Related Costs

Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received. Acquisition-related costs consist of external costs directly related to acquisitions, including transaction related costs, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; facility-related costs, such as lease termination and asset impairments; costs to settle stock-based awards attributable to postcombination service in connection with the Acquisition; and integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs. See Note 3, “Acquisitions,” for more detail.

Post-Employment Benefits

Post-employment benefits primarily consist of the Company’s severance plans. The Company recognizes severance costs when they are both probable and reasonably estimable.

Contingencies

The Company accrues for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, the Company reassess its position and makes appropriate adjustments to the consolidated financial statements.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax benefit in the Consolidated Statements of Operations.

Derivatives

The Company had a receive-floating, pay-fixed interest rate swap agreement that was designated as a cash flow hedge. The interest rate swap agreement was terminated during the year ended December 31, 2009. The Company was required to document, designate and assess the effectiveness of transactions that received hedge accounting treatment. The critical terms of the hedging instrument matched the terms of the hedged transactions, so that the notional amount, payment dates, benchmark rate and repricing dates of the interest rate swap instrument matched the same terms of the interest-bearing liability. The Company assessed the effectiveness of the swap prospectively and retrospectively each reporting period using the cumulative dollar offset method. The Company used the change in variable cash flows method to measure hedge effectiveness. The hedge was determined to be highly effective for all reporting periods through its termination. The Company recognized (1) the swap at its fair value as an asset or liability in its Consolidated Balance Sheet and marked the swap to fair value through other comprehensive income, (2) floating-rate interest expense in earnings, (3) the offsetting effect of the interest swap in the Consolidated Statement of Operations and (4) hedge ineffectiveness immediately in the Consolidated Statement of Operations. Change in unrealized gains (losses) on this derivative instrument designated as a cash flow hedging instrument, net of tax, of $5.6 million for the year ended December 31, 2009 is included in other comprehensive loss in the Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss.

Comprehensive Loss

Comprehensive loss as presented in the Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss includes unrealized gains and losses which are excluded from the determination of net loss in the Consolidated Statements of Operations. These amounts included changes in unrealized gains and losses, net of tax, on certain investments classified as available-for-sale and changes in unrealized gains and losses, net of tax, on derivatives.

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to credit risk consist principally of cash equivalents and trade receivables. The Company’s cash investment policy limits investments to investment grade instruments. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. Credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company’s customer base. Additionally, the Company maintains allowances for potential credit losses. No customer represented more than 10% of the Company’s consolidated operating revenues for any of the three years in the period ended December 31, 2011.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, cash equivalents, trade receivables and trade payables approximate their fair values because of their nature and respective durations.

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

In June 2011, the FASB issued authoritative guidance related to comprehensive income. This guidance was issued to increase the prominence of items reported in other comprehensive income and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued authoritative guidance which deferred the requirement to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income while the FASB further deliberates this aspect of the proposal.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In September 2011, the FASB issued authoritative guidance related to goodwill impairment testing. This guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  This guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this new guidance in the fourth quarter of 2011. The adoption did not have a material impact on its consolidated financial statements.

3.  Acquisitions

Acquisition by EarthLink

On December 8, 2010, the Company was acquired by EarthLink, Inc. for $3.00 per share. Under the terms of the merger agreement, EarthLink acquired 100% of ITC^DeltaCom in a merger transaction with ITC^DeltaCom surviving as a wholly-owned subsidiary of EarthLink.

The following table summarizes the fair value of consideration transferred to acquire ITC^DeltaCom (in thousands):

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

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The accounting for the Acquisition was “pushed-down” to reflect the Acquisition at fair value of the assets acquired and liabilities assumed. The Company allocated the purchase price of acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess of the purchase price over those fair values was recorded as goodwill. The following table summarizes the amounts of identified assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Acquired Assets:
Cash and cash equivalents	$59,237
Property and equipment	200,546
Goodwill	170,126
Intangible assets	131,200
Other assets	59,532
Total assets	620,641

Assumed Liabilities:
Senior secured notes due 2016	(351,520)
Deferred revenue	(17,905)
Other liabilities	(82,747)
Total liabilities	(452,172)

Reduction of additional paid-in capital	85,295

Total consideration	$253,764

Other assets includes a fair value of $39.7 million assigned to accounts receivable which had a gross contractual value of $43.4 million as of December 8, 2010. The $3.7 million difference represents the Company’s best estimate of the contractual cash flows that will not be collected.

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

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

but not in the consolidated financial statements of EarthLink. See Note 12, “Income Taxes,” for more information.

During the year ended December 31, 2011, the Company finalized certain provisional amounts recognized at the acquisition date related to deferred taxes and other tax positions. The Company retrospectively adjusted the provisional amounts recorded at the acquisition date to reflect finalization of provisional accounting. As a result, the carrying amount of additional paid-in capital was reduced by $18.8 million as of December 31, 2010, with a corresponding decrease to goodwill. The reduction in additional paid-in capital resulted from a valuation allowance being reported for an increase in deferred tax assets in ITC^DeltaCom’s financial statements, but not in the consolidated financial statements of EarthLink.

During the year ended December 31, 2011, the Company recorded a $3.2 million increase to goodwill from adjustments in the fair value of assets and liabilities assumed that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date. The measurement period for the Aquisition is closed.

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

Saturn Telecommunication Services, Inc.

In March 2011, the Company acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated voice-over-Internet-protocol (“VoIP”) platform. The primary reason for the acquisition was for the Company to leverage STS Telecom’s expertise in managed hosted VoIP as part of its VoIP offerings.

The total consideration transferred was $22.9 million, which consisted of cash paid to acquire the outstanding equity interests of STS Telecom. In allocating the consideration transferred based on estimated fair values, the Company recorded approximately $21.4 million of goodwill, $17.9 million of identifiable intangible assets, $2.8 million of tangible assets and $19.2 million of net liabilities assumed. The preliminary allocation of the consideration transferred was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income based taxes and residual goodwill. The Company has included the financial results of STS Telecom in its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company’s consolidated financial statements.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition-Related Costs

Acquisition-related costs consist of external costs directly related to acquisitions, including transaction related costs, such as advisory, legal, accounting, valuation and other professional fees; employee severance and retention costs; costs to settle stock-based awards attributable to postcombination service in connection with the Acquisition; and integration-related costs, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition-related costs are expensed in the period in which the costs are incurred and the services are received and are included in restructuring and acquisition-related costs in the Consolidated Statement of Operations. Acquisition-related costs consisted of the following for the periods presented (in thousands):

	Predecessor Entity		Successor Entity
		January 1,	December 8,
	Year Ended	through	through	Year Ended
	December 31,	December 7,	December 31,	December 31,
	2009	2010	2010	2011

Transaction related costs	$—	$7,987	$—	$111
Severance and retention costs	—	—	4,699	3,561
Costs to settle postcombination stock awards	—	—	2,066	—
Facility related costs	—	—	—	728
Integration related costs	—	—	—	872
Total acquisition-related costs	$—	$7,987	$6,765	$5,272

4. Investments

The Company had short-term investments consisting of the Primary Fund of The Reserve Fund, a registered money market fund. The Company liquidated $3.3 million and $1.7 million of its short-term investments during the years ended December 31, 2009 and 2010, respectively. As a result, the Company no longer held short-term investments as of December 31, 2010 or 2011.

5.  Property and Equipment

Property and equipment consisted of the following as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011
	(in thousands)
Communciations and fiber optic networks	$152,379	$188,376
Computer equipment and software	9,403	11,742
Office and other equipment	4,582	6,940
Land and buildings	24,995	25,051
Leasehold improvements	12,048	11,757
Work in progress	6,916	17,973
	210,323	261,839
Less accumulated depreciation	(3,335)	(48,401)
	$206,988	$213,438

Depreciation expense on property and equipment, which includes depreciation expense associated with property under capital leases, was $66.5 million during the year ended December 31, 2009, $50.2 million for the period January 1, 2010 through December 7, 2010, $3.3 million for the period December 8, 2010 through December 31, 2010 and $45.2 million during the year ended December 31, 2011.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Goodwill and Purchased Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the year ended December 31, 2011 were as follows (in thousands):

Balance as of December 31, 2010
Goodwill	$170,126
Accumulated impairment loss	—
170,126

Goodwill acquired during year	21,399
Goodwill adjustments	3,236

Balance as of December 31, 2011
Goodwill	194,761
Accumulated impairment loss	—
$194,761

Goodwill acquired during the period resulted from the Company’s acquisition of STS Telecom, which is more fully described in Note 3, “Acquisitions.” Goodwill adjustments during the year resulted from adjustments in the fair value of assets and liabilities assumed in the Acquisition that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date.

Other Intangible Assets

The gross carrying value and accumulated amortization by major intangible asset category as of December 31, 2010 and 2011 were as follows (in thousands):

	As of December 31, 2010			As of December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Customer relationships	$117,600	$(1,358)	$116,242	$133,300	$(23,901)	$109,399
Developed technology	9,900	(110)	9,790	11,600	(2,568)	9,032
Trade name	3,700	(82)	3,618	3,700	(1,316)	2,384
Other	—	—	—	450	(150)	300
	$131,200	$(1,550)	$129,650	$149,050	$(27,935)	$121,115

The gross carrying value of identifiable intangible assets as of December 31, 2011 includes $15.7 million of customer relationships, $1.7 million of developed technology and $0.5 million of other intangible assets resulting from the STS Telecom acquisition. Customer relationships represent the fair values of the underlying relationships and agreements with the Company’s customers. Developed technology represents the fair values of the Company’s processes, patents and trade secrets related to the design and development of the Company’s internally used software and technology. Trade name represents the fair values of brand and name recognition. Other represents the fair value of non-compete agreements.

As of December 31, 2011, the weighted average amortization periods were 5.8 years for customer relationships, 5.3 years for developed technology, 3.0 years for the trade name and 2.5 years for other identifiable intangible assets. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such assets, and the developed technology and trade name are being amortized using the straight-line method because a pattern to which the expected

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefits will be consumed or otherwise used up could not be reliably determined.

Amortization expense for definite-lived intangible assets was $2.5 million during the year ended December 31, 2009, $2.3 million for the period January 1, 2010 through December 7, 2010, $1.6 million for the period December 8, 2010 through December 31, 2010 and $26.4 million during the year ended December 31, 2011. Amortization of definite-lived intangible assets is included in depreciation and amortization in the Consolidated Statements of Operations.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $26.9 million, $25.9 million, $24.6 million, $24.3 million, $18.9 million and $0.5 million during the years ending December 31, 2012, 2013, 2014, 2015 and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

7. Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011
	(in thousands)
Accrued communications costs	$10,825	$10,901
Accrued taxes and surcharges	16,184	8,358
Deposits and due to customers	3,285	3,591
Other	7,551	6,205
	$37,845	$29,055

8.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011
	(in thousands)
Senior secured notes due April 1, 2016	$325,000	$324,800
Unamortized premium on senior secured notes due April 1, 2016	26,251	22,056
Capital lease obligations	—	927
Carrying value of debt and capital lease obligations	351,251	347,783
Less current portion of long-term debt and capital lease obligations	—	(419)
Long-term debt and capital lease obligations	$351,251	$347,364

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

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Covenants. The indenture governing the Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2010 and 2011, the Company was in compliance with all of its financial covenants.

Fair value.  As of December 31, 2010 and 2011, the fair value of the ITC^DeltaCom Notes was approximately $352.6 million and $320.6 million, respectively, based on quoted market prices in active markets.

Debt Issuance Costs

During 2010, the Company wrote off $7.9 million of debt issuance costs as a result of the retirement of its first and second lien facilities. In connection with the issuance of senior secured notes in April 2010, the Company recorded $10.0 million of debt issuance costs. However, in connection with the Acquisition, those assets were determined to have no fair value and were reduced to zero by purchase accounting. As a result, the Company no longer has an asset for debt issuance costs as of December 31, 2010 or 2011.

Capital Leases

The Company leases certain equipment that is accounted for as capital leases. These capital leases were assumed by the Company through its acquisition of STS Telecom. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Consolidated statements of Operations. The future minimum payments due under the leases are as follows (in thousands):

Year Ending December 31,
2012	$445
2013	333
2014	231
2015	84
2016	6
Total minimum lease payments	$1,099
Less amounts representing interest	(172)
Total capital lease obligations	$927

Derivative Financial Instrument

The Company had a receive-floating, pay-fixed interest rate swap agreement that was designated as a cash flow hedge. Under terms of the first lien and second lien credit facility agreements, the Company agreed to hedge at least 50% of the aggregate principal amount of borrowings outstanding under the facilities, so that such borrowings would be effectively subject to a fixed or maximum interest rate. The interest rate swap agreement was terminated during the year ended December 31, 2009. The change in unrealized gains (losses) on this derivative instrument designated as a cash flow hedging instrument, net of tax, of $5.6 million is included in other comprehensive loss in the Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the year ended December 31, 2009.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Shareholder’s Equity

In connection with the Acquisition, ITC^DeltaCom issued 100 shares of Common Stock, par value $0.01 per share, to EarthLink. In December 2010, ITC^DeltaCom issued 50 shares of Common Stock, par value $0.01 per share, to EarthLink for $10.0 million in cash pursuant to a stock subscription agreement. In March 2011, ITC^DeltaCom issued 100 shares of Common Stock, par value $0.01 per share, to EarthLink for $30.0 million in cash pursuant to a stock subscription agreement.

10.  Stock-Based Compensation

The Company recognized stock-based compensation expense of $3.0 million during the year ended December 31, 2009, $5.4 million for the period January 1, 2010 through December 7, 2010, $0.1 million for the period December 8, 2010 through December 31, 2010 and $4.0 million during the year ended December 31, 2011. The Company has classified stock-based compensation expense within selling, general and administrative expense, the same operating expense line item as cash compensation paid to employees.

Stock Incentive Plans

Until the Acquisition on December 8, 2010, the Company maintained two stock-based employee compensation plans, consisting of the ITC^DeltaCom, Inc. Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and the ITC^DeltaCom, Inc. Amended and Restated Executive Stock Incentive Plan.

The Compensation Committee of ITC^DeltaCom’s Board of Directors administered the stock-based employee compensation plans and approved the recipients of grants under the plan and the terms of any awards. Awards under the Stock Incentive Plan included stock options and restricted stock units. Stock options were granted with an exercise price equal to the market value of the stock covered by the option on the date of grant. Option vesting schedules generally ranged from 25% of the shares subject to the option over a four-year vesting period to one-third of the shares subject to the option over a three-year vesting period. A limited number of shares were subject to vesting over a two-year period. The fair value of restricted stock units awarded was calculated using the closing value of the common stock on the grant date and was being amortized over the restriction lapse periods of the awards.

Stock Options

All stock options with an exercise price less than the merger consideration of $3.00 per share were paid out at the Acquisition closing on December 8, 2010.

Restricted Stock Units

In connection with the Acquisition, certain ITC^DeltaCom restricted stock units were assumed and converted into EarthLink restricted stock units, determined by multiplying the number of shares of common stock subject to the ITC^DeltaCom restricted stock units by the conversion ratio set forth in the merger agreement. Approximately 1.8 million ITC^DeltaCom restricted stock units were converted into 0.6 million EarthLink restricted stock units based on a conversion ratio of 0.33, which was calculated as the merger consideration of $3.00 divided by the average EarthLink stock price for 20 consecutive trading days ending on (and including) the second trading day immediately prior to the closing date. The fair value of the stock-based awards was determined based on the fair value of the underlying shares. The fair value of restricted stock units assumed and converted relating to postcombination services of $3.0 million is being recognized as operating expense in the Consolidated Statement of Operations on a straight-line basis over the remaining service periods. As of December 31, 2011, 0.3 million of these restricted stock units were outstanding.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subsequent to the Acquisition, EarthLink has granted restricted stock units to ITC^DeltaCom employees under EarthLink’s benefit plans. Compensation cost associated with restricted stock units granted under EarthLink’s benefit plans is pushed down from EarthLink based on the employees providing services to ITC^DeltaCom.

Valuation Assumptions for Stock Options

There were no stock option awards granted under the Stock Incentive Plan during the any of the three years ended December 31, 2011.

In 2009, the Company granted nonqualified stock options to senior officers. The grant date fair value was determined based on a Black-Scholes valuation model. The fair value of stock options was estimated on the date of grant using the following assumptions: 3.21% risk free interest rate; 0.00% expected dividend yield; 6.0 years expected lives; and 70% volatility.

11. 401(k) Plan

Employees of the Company participate in the Company’s 401(k) defined contribution plan. The Company offered matching of employee contributions at a rate of 50% on the first 4% of employee contributions for the year ended December 31, 2009. Total matching contributions made to the Company’s plan and charged to expense by the Company for the years ended December 31, 2009 and 2011 was $0.8 million and $1.0 million, respectively. The Company offered no matching of employee contributions during the year ended December 31, 2010. No discretionary contributions were made.

12. Income Taxes

The current and deferred income tax benefit for the periods presented was as follows (in thousands):

	Predecessor Entity		Successor Entity
		January 1,	December 8,
	Year Ended	through	through	Year Ended
	December 31,	December 7,	December 31,	December 31,
	2009	2010	2010	2011

Current
Federal	$—	$189	$—	$—
State	—	415	—	(734)
Total current	—	604	—	(734)

Deferred
Federal	(2,716)	55,681	(3,740)	(6,076)
State	(320)	(576)	(411)	(152)
Change in valuation allowance	3,036	(55,105)	4,151	6,228
Total deferred	—	—	—	—

Income tax benefit (provision)	$—	$604	$—	$(734)

The Company’s income tax provision is prepared on a stand-alone basis, including the determination of the need for a valuation allowance.  For federal income tax purposes, the Company will be filing a consolidated income tax return with EarthLink, its parent company.  For state income tax purposes, the Company will be filing on a combined or consolidated basis where required or allowable by law. The accounting for the Acquisition has been pushed-down in the consolidated financial statements, including the recording of deferred tax assets. EarthLink has determined that it is not necessary to report a valuation allowance for deferred tax assets on a consolidated basis. However, it is necessary to report a valuation allowance in the separate financial statements of ITC^DeltaCom. The difference in valuation allowance in ITC^DeltaCom’s financial statements has been recorded to beginning stockholders’ equity. As a result, additional paid-in capital includes a reduction of $85.3 million related to a valuation allowance for acquired deferred tax assets.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the federal statutory income tax rate to the effective income tax rate for the periods presented is as follows:

	Predecessor Entity		Successor Entity
		January 1,	December 8,
	Year Ended	through	through	Year Ended
	December 31,	December 7,	December 31,	December 31,
	2009	2010	2010	2011

Federal income tax provision at statutory rate	(34)%	(35)%	(35)%	(35)%
State income taxes, net of federal benefit	(4)	(5)	(4)	3
Permanent differences	9	27	1	—
Change in deferred taxes and related valuation allowance	29	10	38	36
Effective income tax rate	0%	(3)%	0%	4%

Deferred tax assets and liabilities include the following as of December 31, 2010 and 2011:

	As of December 31,
	2010	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$123,626	$131,524
Accrued liabilities and reserves	3,885	4,101
Subscriber base and other intangible assets	57	13,001
Premium on notes	15,535	—
Other	10,759	7,581
	153,862	156,207

Deferred tax liabilities:
Subscriber base and other intangible assets	$(52,390)	$(48,305)
Other	(6,425)	(14,127)
	(58,815)	(62,432)

Net deferred tax assets	95,047	93,775
Valuation allowance	(95,047)	(93,775)

Net deferred income tax assets	$—	$—

As of December 31, 2011, the Company had net operating loss carryforwards of approximately $117.0 million for federal purposes and $14.5 million for state purposes. The federal net operating loss carryforwards begin to expire in the year ending December 31, 2019 and the state net operating loss carryforwards begin to expire in the year ending December 31, 2012.  For financial reporting purposes, the Company has established a valuation allowance for the net deferred tax assets associated with these net operating losses. The total net change in the valuation allowance from the December 31, 2010 to December 31, 2011 was $1.3 million.  The change related mostly to adjustments recorded through purchase accounting due to the Acquisition and due to the acquisition of STS Telecom. The most significant changes related to removal of net operating losses due to Internal Revenue Code Section 382 limitations and the corresponding valuation allowance, as well as the recording of certain intangible assets.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company will reduce the valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will be realized. Provisions of the Internal Revenue Code limit an entity’s ability to utilize net operating loss carryforwards in the case of certain events, including significant changes in ownership interests.

The Company has identified its federal tax return and its state tax returns in Alabama, Florida, Georgia and North Carolina as material tax jurisdictions, for purposes of calculating its uncertain tax positions.  Periods extending back to 1994 are still subject to examination for all material jurisdictions.

As part of the acquisition of ITC^DeltaCom by EarthLink, $17.6 million of uncertain tax positions, including $0.1 million of accrued interest and penalties, were identified. Of this amount, $15.9 million would reduce prior net operating losses if assessed. Of the $1.7 million reflected on the balance sheet, $1.3 million would result in tax payments and $0.4 million would be offset by net operating losses. There were no changes to the amount of unrecognized tax benefits during the year ended December 31, 2011.

Of the total uncertain tax positions, none is expected to reverse within the next twelve months. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011, the Company had $0.2 million of interest recorded.

13. Commitments and Contingencies

Leases

The Company leases certain of its facilities under various non-cancelable operating leases. The facility leases generally require the Company to pay operating costs, including property taxes, insurance and maintenance, and generally contain annual escalation provisions as well as renewal options.  Rent expense charged to operations was $20.2 million during the year ended December 31, 2009, $20.3 million for the period January 1, 2010 through December 7, 2010, $1.4 million for the period December 8, 2010 through December 31, 2010 and $5.0 million during the year ended December 31, 2011.

Minimum lease commitments under non-cancelable leases as of December 31, 2011 are as follows:

Operating
Year Ending December 31,	Leases
(in thousands)

2012	$12,632
2013	9,882
2014	6,889
2015	4,561
2016	3,115
Thereafter	7,232
Total minimum lease payments	$44,311

Purchase Commitments

The Company has entered into agreements with vendors to purchase certain telecommunications services and equipment under non-cancelable agreements. The Company also has minimum commitments under network access agreements with several carriers. The following table summarizes commitments under these agreements as of December 31, 2011 (in thousands):

Year Ending December 31,

2012	$28,816
2013	19,960
2014	12,200
2015	3,983
2016	1,097
Thereafter	660
Total	$66,716

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

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

14. Supplemental Disclosure of Cash Flow Information

	Predecessor Entity		Successor Entity
		January 1,	December 8,
	Year Ended	through	through	Year Ended
	December 31,	December 7,	December 31,	December 31,
	2009	2010	2010	2011
Additional cash flow information
Cash paid during the period for interest	$24,757	$16,385	$261	$34,322

15.  Related Party Transactions

Transactions with EarthLink

ITC^DeltaCom has a services agreement with EarthLink pursuant to which EarthLink and its subsidiaries provide ITC^DeltaCom certain support services in exchange for management fees. In addition, ITC^ ITC^DeltaCom provides EarthLink and its subsidiaries certain support services in exchange for management fees. The management fees were determined based on the costs to provide such services.  Net operating expenses for services received from and provided to EarthLink were $0.6 million during the year ended December 31, 2011.

As of December 31, 2010, the Company had accounts receivable from EarthLink and its subsidiaries of approximately $1.2 million. As of December 31, 2011, the Company had accounts receivable from EarthLink and its subsidiaries of approximately $0.9 million.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transactions with Affiliates of TCP

Tennenbaum Capital Partners, LLC (“TCP”) managed or was otherwise affiliated with certain investment funds (the “TCP funds”) of the Company and was considered a related party of the Company because they designated two representatives to ITC^DeltaCom’s Board of Directors pursuant to a governance agreement with the Company entered into in July 2005.

TCP funds provided the Company’s $75.0 million second lien credit facility until its repayment on April 9, 2010. The TCP funds received total interest payments of $6.4 million for the year ended December 31, 2009 and $1.6 million from the period January 1, 2010 through December 7, 2010 on this facility prior to its repayment on April 9, 2010.

TCP funds also acquired a portion of the Company’s first lien term loan facility due July 31, 2013 through syndication. The TCP funds received total interest payments of $4.2 million for the year ended December 31, 2009 and $1.7 million from the period January 1, 2010 through December 7, 2010 on this facility prior to its repayment on April 9, 2010.

TCP funds also acquired $50.0 million of the Company’s 10.5% notes sold April 9, 2010 and received interest of $2.5 million on that facility at October 1, 2010 and accrued an additional amount of interest of approximately $1.0 million up to the date of the Acquisition on December 8, 2010.

16.  Stimulus Grant

On March 2, 2010, the Company received notice that it has been awarded $9.4 million in federal stimulus funding under the American Recovery and Reinvestment Act through the Broadband Technology Opportunity program. The grant is for the purpose of funding a 544-mile fiber optic network expansion in Eastern Tennessee to provide middle mile broadband services to community anchor institutions and last mile service providers in speeds up to 10Gbps. The new network will enable broadband access and allow local Internet providers to connect to the Company’s network for intercity transport. In connection with the grant, the Company is required to provide matching funds of approximately $1.0 million in cash and $1.3 million of in-kind funds represented by dark fiber optics. The grant is subject to federal compliance regulations usually associated with federal grants as well as certain conditions that are unique to the grant. As of December 31, 2011, the Company had spent $7.9 million in cash on the expansion project which is carried in the Consolidated Balance Sheet in property and equipment, and had received $7.5 million in cash from federal funding under the program which is carried as deferred revenue in the Consolidated Balance Sheet. Once the project is complete, the revenue will be recognized over the life of the assets being constructed.

ITC^DELTACOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.  Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data for the eight quarters in the period ended December 31, 2011. In the opinion of the Company’s management, this unaudited information has been prepared on the same basis as the audited consolidated financial statements and includes all material adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the quarterly unaudited financial information. The operating results for any quarter are not necessarily indicative of results for any future period.

	Predecessor Entity				Successor Entity
				October 1,	December 8,
	Quarter	Quarter	Quarter	through	through
	Ended	Ended	Ended	December 7,	December 31,
2010	Mar. 31	June 30	Sept. 30	2010	2010

Revenues	$111,140	$110,900	$110,920	$81,886	$26,603
Cost of revenues	52,349	50,920	54,736	39,562	13,845
Income from operations	7,074	9,644	4,985	(3,294)	(8,281)
Net loss	2,389	(6,516)	(4,698)	(9,228)	(10,370)

	Successor Entity
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
2011	Mar. 31	June 30	Sept. 30	Dec. 31

Revenues	$109,816	$113,779	$113,363	$112,756
Cost of revenues	54,378	55,546	54,020	55,456
Income from operations	2,243	1,644	6,654	4,077
Net loss	(5,598)	(6,239)	(1,294)	(3,867)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 8, 2010, we were acquired by EarthLink, Inc. (“EarthLink”) as a wholly-owned subsidiary.  In connection with the consummation of this acquisition, on February 21, 2011, our Audit Committee approved dismissing BDO USA, LLP (“BDO”) as our independent registered public accounting firm effective upon BDO’s completion of its audit of our financial statements as of December 31, 2010 and for the period January 1, 2010 to December 7, 2010 (Predecessor period) and the period December 8, 2010 to December 31, 2010 (Successor period) and the filing by us of our Form 10-K for the year ended December 31, 2010. Our Audit Committee also approved engaging Ernst & Young (“E&Y”) to serve as our independent registered public accounting firm for the 2011 fiscal year.  E&Y currently serves as EarthLink’s independent registered public accounting firm.

During the Company’s fiscal years ended December 31, 2008 and 2009 and for the period January 1, 2010 through February 25, 2011, we had no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in their reports with respect to our consolidated financial statements for any of such years. During such periods, there were also no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K. The reports of BDO with respect to our audited consolidated financial statements for the years ended December 31, 2009 and 2008 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s fiscal years ended December 31, 2008 and 2009 and for the period January 1, 2010 through February 25, 2011 (1) neither us nor anyone on our behalf consulted E&Y regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K, and (2) E&Y did not provide us with a written report or oral advice that they concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

There was no information required to be disclosed in a report on Form 8-K during the three months ended December 31, 2011 covered by this Annual Report on Form 10-K that was not reported.

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

Omitted pursuant to General Instruction (I)(2) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted pursuant to General Instruction (I)(2) of Form 10-K.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth the aggregate fees billed by BDO USA, LLP to us for services rendered for 2010 and by Ernst and Young LLP to us for services rendered for 2011:

	Predecessor Entity	Successor Entity
	January 1,	December 8,	Year
	through	through	Ended
	December 7,	December 31,	December 31,
	2010	2010	2011

Audit fees	$407,389	$206,435	$600,000
Audit-related fees	15,984	12,561	—
Other fees	—	—	—
Total	$423,373	$218,996	$600,000

The audit committee of the board of directors considered whether the provision by BDO USA, LLP and Ernst and Young LLP of services for the fees identified above under “Audit-Related Fees” was compatible with maintaining the independence of such firm.

Audit Fees. Audit services include services performed by BDO USA, LLP and Ernst and Young LLP to comply with generally accepted auditing standards related to the audit and review of our financial statements. The audit fees shown above for 2010 and 2011 were incurred principally for services rendered in connection with the audit of our consolidated financial statements and associated filings with the SEC.

Audit-Related Fees. Audit-related services include assurance and related services that are traditionally performed by independent registered public accounting firms. The audit-related fees shown above for 2010 were incurred in connection with audits of our employee benefit plans and general non-audit accounting consultation concerning financial reporting, disclosure matters and new accounting pronouncements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)                                 Documents filed as part of this Annual Report on Form 10-K

(1)                    Financial Statements

1.              Reports of Independent Registered Public Accounting Firms

2.              Consolidated Balance Sheets as of December 31, 2010 and 2011

3.              Consolidated Statements of Operations for the year ended December 31, 2009 and the period January 1, 2010 to December 7, 2010 (Predecessor Periods) and the period December 8, 2010 to December 31, 2010 and the year ended December 31, 2011 (Successor Periods)

4.              Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss for the year ended December 31, 2009 and the period January 1, 2010 to December 7, 2010 (Predecessor Periods) and the period December 8, 2010 to December 31, 2010 and the year ended December 31, 2011 (Successor Periods)

5.              Consolidated Statements of Cash Flows for the year ended December 31, 2009 and the period January 1, 2010 to December 7, 2010 (Predecessor Periods) and the period December 8, 2010 to December 31, 2010 and the year ended December 31, 2011 (Successor Periods)

6.              Notes to Consolidated Financial Statements

(2)                    Financial Statement Schedules

The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

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

24.1* —	Power of Attorney (see the Power of Attorney in the signature page hereto).

31.1* —	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* —	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Filed herewith.
+Confidential treatment has been requested with respect to portions of this exhibit.

**Pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purposes of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchanges Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(b)          Exhibits

The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K.

(c)           Financial Statement Schedule

The Financial Statement Schedule(s) described in Regulation S-X are omitted from this Annual Report on Form 10-K because they are either not required under the related instructions or are inapplicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EARTHLINK, INC.

By:	/s/ ROLLA P. HUFF
Rolla P. Huff,
Chairman and Chief Executive Officer
Date: February 24, 2012

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

Date:	February 24, 2012	By:	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman and Chief Executive Officer (principal executive officer)

Date:	February 24, 2012	By:	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer and Director (principal financial and accounting officer)