Form 10-Q
period 2012-03-31
ITC DELTACOM INC
filed 2012-04-30
CIK 1041954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 250 shares of common stock, $0.01 par value per share, were outstanding (all shares are issued to EarthLink, Inc.).

ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2012

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	March 31,
	2011	2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,930	$45,619
Restricted cash	1,781	1,063
Accounts receivable, net of allowance of $2,519 and $2,620 as of December 31, 2011 and March 31, 2012, respectively	43,851	40,189
Prepaid expenses	6,143	7,439
Receivable due from parent	913	601
Other current assets	5,034	5,731
Total current assets	92,652	100,642
Property and equipment, net	213,438	214,797
Goodwill	194,761	194,690
Other intangible assets, net	121,115	114,337
Other long-term assets	82	81
Total assets	$622,048	$624,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,680	$6,084
Accrued payroll and related expenses	8,154	5,523
Accrued interest	8,626	17,158
Other accrued liabilities	29,055	26,525
Deferred revenue	25,410	25,495
Current portion of long term debt and capital lease obligations	419	336
Total current liabilities	76,344	81,121

Long-term debt and capital lease obligations	347,364	346,207
Other long-term liabilities	7,045	6,844
Total liabilities	430,753	434,172

Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 250 shares issued and outstanding as of December 31, 2011 and March 31, 2012	—	—
Additional paid-in capital	218,663	219,185
Accumulated deficit	(27,368)	(28,810)
Total stockholders’ equity	191,295	190,375
Total liabilities and stockholders’ equity	$622,048	$624,547

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2012

Revenues:
Retail services	$88,672	$89,615
Wholesale services	17,568	19,015
Other services	3,576	3,325
Total revenues	109,816	111,955

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	54,378	54,540
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	35,704	33,615
Depreciation and amortization	16,666	17,329
Acquisition and integration-related costs	825	274
Total operating costs and expenses	107,573	105,758

Income from operations	2,243	6,197
Interest expense and other, net	(7,554)	(7,515)
Loss before income taxes	(5,311)	(1,318)
Income tax provision	(287)	(124)
Net loss	$(5,598)	$(1,442)

Comprehensive loss	$(5,598)	$(1,442)

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2012

Cash flows from operating activities:
Net loss	$(5,598)	$(1,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,666	17,329
Stock-based compensation	1,127	599
Provision for doubtful accounts	722	641
Amortization of debt premium and issuance costs	(1,020)	(1,142)
Gain (loss) on sale and disposal of fixed assets	(8)	54
Other operating activities	(208)	(200)
(Increase) decrease in accounts receivable	(147)	3,784
Increase in prepaid expenses and other assets	(5,340)	(1,774)
Increase in accounts payable and accrued and other liabilities	10,836	6,712
Increase in deferred revenue	3,572	85
Net cash provided by operating activities	20,602	24,646

Cash flows from investing activities:
Purchase of business, net of cash acquired	(22,127)	—
Purchases of property and equipment	(13,649)	(14,577)
Proceeds received from sale of fixed assets	8	—
Change in restricted cash	458	718
Other investing activities	(11)	1
Net cash used in investing activities	(35,321)	(13,858)

Cash flows from financing activities:
Proceeds from issuance of stock	30,000	—
Repayment of long-term debt and capital lease obligations	(3,238)	(99)
Net cash provided by (used in) financing activities	26,762	(99)

Net increase in cash and cash equivalents	12,043	10,689
Cash and cash equivalents, beginning of period	43,585	34,930
Cash and cash equivalents, end of period	$55,628	$45,619

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED

1.  Organization

ITC^DeltaCom, Inc. (“ITC^DeltaCom” or the “Company”), together with its wholly-owned subsidiaries, provides integrated communications services in the southeastern United States. The Company provides a broad range of data and voice communications services to business customers, including high-speed or broadband data communications, local exchange, long-distance, mobile data and voice and equipment services. The Company also sells transmission capacity to other communications providers on a wholesale basis. The Company offers these services primarily over its regional fiber optic network.

On December 8, 2010, ITC^DeltaCom was acquired by EarthLink, Inc. (“EarthLink”) with ITC^DeltaCom, Inc. becoming a wholly-owned subsidiary of EarthLink, Inc. (the “Acquisition”). The accounting for the Acquisition was “pushed-down” in the accompanying condensed consolidated financial statements.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of ITC^DeltaCom for the three months ended March 31, 2011 and 2012 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2011 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2012.

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

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

3.  Acquisitions

Saturn Telecommunication Services, Inc.

In March 2011, the Company acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated voice-over-Internet-protocol (“VoIP”) platform. The primary reason for the acquisition was for the Company to leverage STS Telecom’s expertise in managed hosted VoIP as part of the Company’s VoIP offerings.

The total consideration transferred was $22.9 million, which consisted of cash paid to acquire the outstanding equity interests of STS Telecom. In allocating the consideration transferred based on estimated fair values, the Company recorded approximately $21.3 million of goodwill, $17.9 million of identifiable intangible assets, $2.8 million of tangible assets and $19.1 million of net liabilities assumed. The Company has included the financial results of STS Telecom in its consolidated financial statements from the date of acquisition. Pro forma financial information for STS Telecom has not been presented, as the effects were not material to the Company’s condensed consolidated financial statements.

Acquisition and Integration-Related Costs

Acquisition and integration-related costs consist of transaction-related costs, which are external costs directly related to acquisitions, such as advisory, legal, accounting, valuation and other professional fees; severance and retention costs directly related to acquisitions; and integration-related costs directly related to acquisitions, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss. Acquisition and integration-related costs consisted of the following during the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)

Transaction-related costs	$176	$—
Severance and retention costs	649	263
Integration-related costs	—	11
Total acquisition and integration-related costs	$825	$274

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

4.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the three months ended March 31, 2012 were as follows (in thousands):

Balance as of December 31, 2011
Goodwill	$194,761
Accumulated impairment loss	—
194,761

Goodwill adjustments	(71)

Balance as of March 31, 2012
Goodwill	194,690
Accumulated impairment loss	—
$194,690

Goodwill adjustments during the year resulted from adjustments in the fair value of assets and liabilities assumed in the acquisition of STS Telecom that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date, which related to income and non-income based taxes.

Other Intangible Assets

The gross carrying value and accumulated amortization by major intangible asset category as of December 31, 2011 and March 31, 2012 were as follows:

	As of December 31, 2011			As of March 31, 2012
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
	(in thousands)
Customer relationships	$133,300	$(23,901)	$109,399	$133,300	$(29,646)	$103,654
Developed technology	11,600	(2,568)	9,032	11,600	(3,248)	8,352
Trade name	3,700	(1,316)	2,384	3,700	(1,624)	2,076
Other	450	(150)	300	450	(195)	255
	$149,050	$(27,935)	$121,115	$149,050	$(34,713)	$114,337

Customer relationships represent the fair values of the underlying relationships and agreements with the Company’s customers. Developed technology represents the fair values of the Company’s processes, patents and trade secrets related to the design and development of the Company’s internally used software and technology. Trade name represents the fair value of brand and name recognition. Other represents the fair value of non-compete agreements.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

As of March 31, 2012, the weighted average amortization periods were 5.8 years for customer relationships, 5.3 years for developed technology, 3.0 years for the trade name and 2.5 years for other identifiable intangible assets. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such assets, and the developed technology and trade name are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

Amortization expense for definite-lived intangible assets was $6.1 million and $6.8 million during the three months ended March 31, 2011 and 2012, respectively. Amortization of definite-lived intangible assets is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $20.2 million during the remaining nine months ending December 31, 2012 and $25.9 million, $24.6 million, $24.3 million, $18.9 million and $0.4 million during the years ending December 31, 2013, 2014, 2015 and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of December 31, 2011 and March 31, 2012:

	As of	As of
	December 31,	March 31,
	2011	2012
	(in thousands)
Senior secured notes due April 1, 2016	$324,800	$324,800
Unamortized premium on senior secured notes due April 1, 2016	22,056	20,914
Capital lease obligations	927	829
Carrying value of debt and capital lease obligations	347,783	346,543
Less current portion of long-term debt and capital lease obligations	(419)	(336)
Long-term debt and capital lease obligations	$347,364	$346,207

Senior Secured Notes due April 1, 2016

General.  In April 2010, ITC^DeltaCom issued $325.0 million aggregate principal amount of 10.5% senior secured notes due on April 1, 2016 (the “Notes”) at an offering price of 97.857% and received net proceeds of $308.5 million after transaction fees of $9.5 million. In July 2010, the Company completed an exchange offer and exchanged the Notes for an identical series of Notes registered with the Securities and Exchange Commission.  As a result of purchase accounting in the Acquisition, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes using the effective interest method.

Under the indenture for the Notes, following the consummation of the Acquisition, ITC^DeltaCom was required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 2010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011 and approximately $324.8 million outstanding principal amount of the Notes remain outstanding.

The Notes accrue interest at a rate of 10.5% per year. Interest on the Notes is payable semi-annually in cash in arrears on April 1 and October 1 of each year. The Notes mature on April 1, 2016.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Redemption.  ITC^DeltaCom may redeem some or all of the Notes, at any time before April 1, 2013, at a redemption price equal to 100% of their principal amount plus a “make-whole” premium. ITC^DeltaCom may redeem some or all of the Notes at any time on or after April 1, 2013, at specified redemption prices declining from 105.250% to 100% of their principal amount. In addition, before April 1, 2013, ITC^DeltaCom may redeem up to 35% of the aggregate principal amount of the Notes at a redemption price equal to 110.5% of their principal amount with the net proceeds of certain equity offerings. During any 12-month period before April 1, 2013, ITC^DeltaCom may redeem up to 10% of the aggregate principal amount of the Notes at a redemption price equal to 103% of their principal amount. If (1) ITC^DeltaCom sells certain of its assets and does not either (a) apply the net sale proceeds to repay indebtedness under the senior secured revolving credit facility, the Notes or other indebtedness secured on a first-priority basis or (b) reinvest the net sale proceeds in its business or (2) ITC^DeltaCom experiences a change of control, it may be required to offer to purchase Notes from holders at 100% of their principal amount, in the case of a sale of assets, or 101% of their principal amount, in the case of a change of control. ITC^DeltaCom would be required to pay accrued and unpaid interest, if any, on the Notes redeemed or purchased in each of the foregoing events of redemption or purchase.

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

Covenants. The indenture governing the Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2011 and March 31, 2012, the Company was in compliance with all of its covenants.

Fair value.  As of December 31, 2011 and March 31, 2012, the fair value of the ITC^DeltaCom Notes was approximately $320.6 million and $341.9 million, respectively, based on quoted market prices in active markets.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Capital Leases

The Company leases certain equipment that is accounted for as capital leases. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Loss.

6. Income Taxes

The major components of the income tax provision during the three months ended March 31, 2011 and 2012 are as follows:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)
State income tax	$287	$124
Current provision	287	124

Deferred benefit	(1,749)	(487)
Change in valuation allowance	1,749	487
Deferred benefit	—	—

Total	$287	$124

The income tax provision for the three months ended March 31, 2012 represents an annual effective rate of -9.42%. The current state tax provision recorded during the three months ended March 31, 2011 and March 31, 2012 was the result of limitations on net operating loss utilization associated with state laws.

The Company’s income tax provision is prepared on a stand-alone basis, including the determination of the need for a valuation allowance.  For federal income tax purposes, the Company files a consolidated income tax return with EarthLink, its parent company.  For state income tax purposes, the Company files on a combined or consolidated basis where required or allowable by law. The accounting for the Acquisition has been pushed-down in the consolidated financial statements, including the recording of deferred tax assets. EarthLink has determined that it is not necessary to report a valuation allowance for deferred tax assets on a consolidated basis. However, it is necessary to report a valuation allowance in the separate financial statements of ITC^DeltaCom. The difference in valuation allowance in ITC^DeltaCom’s financial statements is recorded to stockholders’ equity.

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

As part of the Acquisition, $17.6 million of uncertain tax positions, including $0.1 million of accrued interest and penalties, were identified. Of this amount, $15.9 million would reduce prior net operating losses if assessed. Of the $1.7 million reflected on the balance sheet, $1.3 million would result in tax payments and $0.4 million would be offset by net operating losses. There were no changes to the amount of unrecognized tax benefits during the three months ended March 31, 2012.

ITC^DELTACOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED - (Continued)

Of the total uncertain tax positions, none is expected to reverse within the next twelve months. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011 and March 31, 2012, the Company had $0.2 million of interest recorded.

7.  Related Party Transactions

ITC^DeltaCom has a services agreement with EarthLink pursuant to which EarthLink and its subsidiaries provide ITC^DeltaCom certain support services in exchange for management fees. In addition, ITC^DeltaCom provides EarthLink and its subsidiaries certain support services in exchange for management fees. The management fees were determined based on the costs to provide such services.  Net operating expenses for services received from and provided to EarthLink were $0.5 million and $0.4 million during the three months ended March 31, 2011 and 2012, respectively.

As of December 31, 2011, the Company had accounts receivable from EarthLink and its subsidiaries of approximately $0.9 million. As of March 31, 2012, the Company had accounts receivable from EarthLink and its subsidiaries of approximately $0.6 million.

8. Commitments and Contingencies

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

The following discussion should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the Notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

ITC^DeltaCom, Inc., together with its consolidated subsidiaries, provides integrated communications services in the southeastern United States. We provide a broad range of data and voice communications services to business customers, including high-speed or broadband data communications, local exchange, long-distance, mobile data and voice and equipment services. We also sell transmission capacity to other communications providers on a wholesale basis. We offer these services primarily over our regional fiber optic network.

In December 2010, we were acquired by EarthLink, Inc. (“EarthLink”) for $3.00 per share, with ITC^DeltaCom, Inc. surviving as a wholly-owned subsidiary of EarthLink (the “Acquisition”). Subsequent to the Acquisition, our integrated communication services were rebranded as EarthLink Business and our wholesale services were rebranded as EarthLink Carrier, an EarthLink Business company.

Acquisition

On March 2, 2011, we acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated VoIP platform. The primary reason for the acquisition was to leverage STS Telecom’s expertise in managed hosted VoIP as part of our VoIP offerings.

Revenue Sources

We provide a broad range of data, voice and equipment services to businesses and communications carriers. We present our revenue in the following three categories: (1) retail services, which includes data, voice and mobile data and voice services provided to business customers; (2) wholesale services, which includes the sale of transmission capacity to other telecommunications carriers; and (3) other services, which includes the sale of customer premises equipment. Our retail customers range from large enterprises with many locations, to small and medium-sized multi-site businesses, to business customers with one site. Our wholesale customers consist primarily of telecommunications carriers and network resellers. Revenues generally consist of monthly recurring fees; usage fees; installation fees; termination fees and equipment sales.

Trends in our Business

We operate in the communications industry. The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies.  Merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business. Certain of our business service revenues have been declining due to competitive pressures in the industry, and we expect revenues from certain aspects of these businesses to continue to decline. Specifically, we have experienced revenue declines in voice lines and revenues. In addition, we expect revenues to be adversely impacted as a result of new rules recently adopted by the FCC regarding intercarrier compensation.

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

To counteract trends in our revenue, we are focused on building long-term customer relationships based a customizable communications portfolio using a blend of access technologies for connectivity and personalized customer service. However, we have and may continue to experience pressure on revenue and operating expenses for our business services as a result of competition, changes in technology or current economic conditions.

Results of Operations

The following table sets forth statement of operations data for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Revenues:
Retail services	$88,672	$89,615
Wholesale services	17,568	19,015
Other services	3,576	3,325
Total revenues	109,816	111,955

Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shownseparately below)	54,378	54,540
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	35,704	33,615
Depreciation and amortization	16,666	17,329
Acquisition-related costs	825	274
Total operating costs and expenses	107,573	105,758

Income from operations	2,243	6,197
Interest expense and other, net	(7,554)	(7,515)
Loss before income taxes	(5,311)	(1,318)
Income tax provision	(287)	(124)
Net loss	$(5,598)	$(1,442)

The following table sets forth certain operating data as of March 31, 2011 and 2012:

	March 31,	March 31,
	2011	2012

Colocations (1)	294	299
Voice and data switches	20	21
Employees (2)	1,325	1,146

Retail business voice lines in service (3)
UNE-T and other UNE lines (4)	373,927	372,170
Resale and UNE-P lines (5)	43,704	43,066
Total retail voice lines in service	417,631	415,236
Wholesale lines in service (6)	6,831	5,359
Total business lines in service (7)	424,462	420,595

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

Revenues

The following table presents revenues by groups of similar services for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)
Retail services	$88,672	$89,615	$943	1%
Wholesale services	17,568	19,015	1,447	8%
Other services	3,576	3,325	(251)	-7%
Total revenues	$109,816	$111,955	$2,139	2%

Retail services.  The increase in revenues from our retail services during the three months ended March 31, 2012 compared to the prior year period was primarily attributable to the inclusion of STS Telecom revenues for a full period in 2012 compared to a partial period in 2011. The results of operations of STS Telecom have been included since the acquisition date on March 2, 2011. Also contributing to the increase was an increase in data and Internet revenues. This was partially offset by a decrease in local service revenues due to competition in the industry and a decrease in carrier access billing revenues due to new rules adopted by the FCC in November 2011 regarding intercarrier compensation. The new rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. Retail voice revenues and voice lines in service have been decreasing due to competition in the industry and customers migrating to more advanced services. We expect this trend to continue.

Wholesale services. The increase in revenues from our wholesale services during the three months ended March 31, 2012 compared to the prior year period was primarily attributable to an increase in broadband capacity revenues and voice revenues. Partially offsetting this increase was a decrease in local interconnection revenues resulting from a decrease in local interconnection lines.

Other services.  The decrease in revenues from other services during the three months ended March 31, 2012 compared to the prior year period resulted from a decrease in volume of telephone systems sold.

Cost of revenues

The following table presents cost of revenues for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)

Cost of revenues	$54,378	$54,540	$162	0%

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

The increase in cost of revenues during the three months ended March 31, 2012 compared to the prior year period was primarily due to the inclusion of STS Telecom cost of revenues for a full period in 2012 compared to a partial period in 2011, partially offset by the decline on local services and interconnection services.

Selling, general and administrative expense

The following table presents our selling, general and administrative expenses for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$35,704	$33,615	$(2,089)	-6%

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

The decrease in selling, general and administrative expense during the three months ended March 31, 2012 compared to the prior year period was primarily attributable to decreases in personnel-related costs, outsourced labor, stock-based compensation, facilities costs, professional fees and other corporate overhead expenses. These decreases were primarily driven by a reduction in headcount over the past year. Partially offsetting these decreases was the inclusion of STS Telecom’s selling, general and administrative expenses for a full period in 2012 compared to 2011.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)

Depreciation expense	$10,592	$10,550	$(42)	0%
Amortization expense	6,074	6,779	705	12%
Total	$16,666	$17,329	$663	4%

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

The decrease in depreciation expense during the three months ended March 31, 2012 compared to the prior year period was primarily attributable to property and equipment becoming fully depreciated over the past year. The increase in amortization expense during the three months ended March 31, 2012 compared to the prior year period was due to an increase in amortization expense associated with the identifiable intangible asset established in connection with our acquisition of STS Telecom resulting from including a full period of expense in 2012 compared to a partial period in 2011.

Acquisition and integration-related costs

Acquisition and integration-related costs consist of transaction-related costs, which are external costs directly related to acquisitions, such as advisory, legal, accounting, valuation and other professional fees; severance and retention costs directly related to acquisitions; and integration-related costs directly related to acquisitions, such as system conversion, rebranding costs and integration related consulting and employee costs. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss. Acquisition and integration-related costs consisted of the following during the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
	2011	2012
	(in thousands)

Transaction-related costs	$176	$—
Severance and retention costs	649	263
Integration-related costs	—	11
Total acquisition and integration-related costs	$825	$274

Interest expense and other, net

The following table presents our interest expense and other, net, for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)
Interest expense and other, net	$(7,554)	$(7,515)	$39	-1%

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”) and capital leases; amortization of debt premium; interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

The decrease in interest expense and other, net, during the three months ended March 31, 2012 compared to the prior year period was primarily attributable to an increase in amortization of the debt premium on our debt recorded in the Acquisition. As a result of EarthLink’s acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes using the effective interest method.

Income Tax Provision

We recorded an income tax provision of $0.3 million and $0.1 million during the three months ended March 31, 2011 and 2012, respectively. We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against deferred tax assets, as we are unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.

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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,		Change
	2011	2012	Dollars	Percent
	(dollars in thousands)

Net cash provided by operating activities	$20,602	$24,646	$4,044	20%
Net cash used in investing activities	(35,321)	(13,858)	21,463	-61%
Net cash provided by (used in) financing activities	26,762	(99)	(26,861)	-100%
Net increase in cash and cash equivalents	$12,043	$10,689	$(1,354)	-11%

Operating activities

Net cash provided by operating activities increased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a reduction in operating expenses as our over headcount has decreased, a decrease in cash used for severance and other acquisition-related expenses and incremental cash generated by the operating activities of STS Telecom.

Investing activities

Cash used for investing activities decreased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to $22.1 million of cash paid to acquire STS Telecom during the three months ended March 31, 2011. No cash was used for acquisitions during the three months ended March 31, 2012. Partially offsetting the decrease was an increase in capital expenditures.

Financing activities

Cash provided by financing activities decreased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily due to a $30.0 million investment by EarthLink during the three months ended March 31, 2011 to fund the STS Telecom acquisition. No investments were made by EarthLink during the three months ended March 31, 2012. Partially offsetting this change was a decrease in repayment of debt and capital lease obligations. During the months ended March 31, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition and repurchased approximately $0.2 million outstanding principal amount of the Notes.

Future Uses of Cash

Our primary future cash requirements will be for outstanding indebtedness, capital expenditures and general business working capital requirements. We expect to use cash related to our outstanding indebtedness, including payments for interest. We also may use cash to redeem our Notes in accordance with the terms of the related indenture or to purchase them in the open market.

We believe that to remain competitive with much larger communications companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We plan to make capital expenditures relating to acquiring new customers, to further enhance our customers’ experience and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

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

Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the three months ended March 31, 2011 and 2012, we generated $20.6 million and $24.6 million in cash from operations, respectively.  As of March 31, 2012, we had $45.6 million in cash and cash equivalents.

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

Debt Covenants

Under the indenture governing our Notes, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under the indenture governing our Notes as of March 31, 2012.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Party Transactions

We have a services agreement with EarthLink pursuant to which EarthLink and its subsidiaries provide us certain support services in exchange for management fees. In addition, we provide EarthLink and its subsidiaries certain support services in exchange for management fees. The management fees are determined based on the costs to provide such services.  Net operating expenses for services received from and provided to EarthLink were $0.5 million and $0.4 million during the three months ended March 31, 2011 and 2012, respectively.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form   10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (2) that unfavorable general economic conditions could harm our business; (3) that we face significant competition in the communications industry that could reduce our profitability; (4) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (5) that if we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (6) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (7) that we may experience reductions in switched access and reciprocal compensation revenue; (8) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (9) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our revenue and results of operations; (10) that we may be unable to hire and retain sufficient qualified personnel, and the loss of any of our key executive officers could adversely affect us; (11) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (12) that security breaches could damage our reputation and harm our operating results; (13) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (14) that our business depends on effective business support systems and processes; (15) that government regulations could adversely affect our business or force us to change our business practices; (16) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (17) that we may not be able to protect our intellectual property; (18) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (19) that if we, or other industry participants, are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (20) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (21) that we may have exposure to greater than anticipated tax liabilities; (22) that we are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink’s performance; (23) that as a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties; (24) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (25) that we may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors.

There were no material updates from the risk factors disclosed in ITC^DeltaCom’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

101.INS      XBRL Instance Document*

101.SCH     XBRL Taxonomy Extension Schema Document*

101.CAL     XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF     XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB     XBRL Taxonomy Extension Label Linkbase Document*

101.PRE      XBRL Taxonomy Extension Presentation Linkbase Document*

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

ITC^DELTACOM, INC.

Date:	April 30, 2012	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman and Chief Executive
Officer (principal executive officer)

Date:	April 30, 2012	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)