Form 10-Q
period 2012-06-30
ITC DELTACOM INC
filed 2012-08-03
CIK 1041954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
______________________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of July 31, 2012, 250 shares of common stock, $0.01 par value per share, were outstanding (all shares are issued to EarthLink, Inc.).
ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2012

Part I.

Item 1. Financial Statements

ITC^DELTACOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2011	June 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,930	$41,987
Restricted cash	1,781	1,014
Accounts receivable, net of allowance of $2,519 and $2,674 as of December 31, 2011 and June 30, 2012, respectively	43,851	43,816
Prepaid expenses	6,143	7,654
Receivable due from parent	913	—
Other current assets	5,034	6,850
Total current assets	92,652	101,321
Property and equipment, net	213,438	211,317
Goodwill	194,761	194,690
Other intangible assets, net	121,115	107,558
Other long-term assets	82	633
Total assets	$622,048	$615,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,680	$2,407
Accrued payroll and related expenses	8,154	4,389
Accrued interest	8,626	8,640
Other accrued liabilities	29,055	37,133
Deferred revenue	25,410	26,812
Current portion of long term debt and capital lease obligations	419	302
Total current liabilities	76,344	79,683
Long-term debt and capital lease obligations	347,364	344,989
Payable due to parent	—	6,607
Other long-term liabilities	7,045	6,644
Total liabilities	430,753	437,923

Stockholders’ equity:
Common stock, $0.01 par value, 1,000 shares authorized, 250 shares issued and outstanding as of December 31, 2011 and June 30, 2012	—	—
Additional paid-in capital	218,663	217,756
Accumulated deficit	(27,368)	(40,160)
Total stockholders’ equity	191,295	177,596
Total liabilities and stockholders’ equity	$622,048	$615,519

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
Revenues:
Retail services	$92,565	$88,574	$181,237	$178,189
Wholesale services	17,580	19,270	35,148	38,285
Other services	3,634	3,744	7,210	7,069
Total revenues	113,779	111,588	223,595	223,543
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	55,546	63,275	109,924	117,815
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	37,302	33,882	73,006	67,497
Depreciation and amortization	18,230	17,768	34,896	35,097
Acquisition and integration-related costs	1,057	514	1,882	788
Total operating costs and expenses	112,135	115,439	219,708	221,197
Income (loss) from operations	1,644	(3,851)	3,887	2,346
Interest expense and other, net	(8,137)	(7,623)	(15,691)	(15,138)
Loss before income taxes	(6,493)	(11,474)	(11,804)	(12,792)
Income tax benefit (provision)	254	124	(33)	—
Net loss	$(6,239)	$(11,350)	$(11,837)	$(12,792)

Comprehensive loss	$(6,239)	$(11,350)	$(11,837)	$(12,792)

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2012
Cash flows from operating activities:
Net loss	$(11,837)	$(12,792)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,896	35,097
Stock-based compensation	2,146	1,242
Provision for doubtful accounts	1,400	1,183
Amortization of debt premium and issuance costs	(2,062)	(2,276)
Loss (gain) on sale and disposal of fixed assets	559	(92)
Other operating activities	(415)	(479)
Increase in accounts receivable	(2,186)	(1,148)
Increase in prepaid expenses and other assets	(5,613)	(5,963)
(Decrease) increase in accounts payable and accrued and other liabilities	(3,651)	10,589
Increase in deferred revenue	4,187	1,402
Net cash provided by operating activities	17,424	26,763

Cash flows from investing activities:
Purchase of business, net of cash acquired	(22,759)	—
Purchases of property and equipment	(22,457)	(20,257)
Proceeds received from sales of fixed assets	12	—
Change in restricted cash	1,202	767
Other investing activities	67	—
Net cash used in investing activities	(43,935)	(19,490)

Cash flows from financing activities:
Proceeds from issuance of stock	30,000	—
Repayment of long-term debt and capital lease obligations	(3,381)	(265)
Other financing activities	22	49
Net cash provided by (used in) financing activities	26,641	(216)

Net increase in cash and cash equivalents	130	7,057
Cash and cash equivalents, beginning of period	43,585	34,930
Cash and cash equivalents, end of period	$43,715	$41,987

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of ITC^DeltaCom for the three and six months ended June 30, 2011 and 2012 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2011 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2012.

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

Acquisition and Integration-Related Costs

Acquisition and integration-related costs consist of costs related to acquisitions. Such costs include: 1) severance and retention costs; 2) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss. Acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(in thousands)
Severance and retention costs	$569	$278	$1,218	$541
Integration-related costs	488	236	488	247
Transaction-related costs	—	—	176	—
Total acquisition and integration-related costs	$1,057	$514	$1,882	$788

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

4.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the six months ended June 30, 2012 were as follows (in thousands):

Balance as of December 31, 2011
Goodwill	$194,761
Accumulated impairment loss	—
194,761

Goodwill adjustments	(71)

Balance as of June 30, 2012
Goodwill	194,690
Accumulated impairment loss	—
$194,690

Goodwill adjustments during the six months ended June 30, 2012 resulted from adjustments in the fair value of assets and liabilities assumed in the acquisition of STS Telecom that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date, which related to income and non-income based taxes.

Other Intangible Assets

The gross carrying value and accumulated amortization by major intangible asset category as of December 31, 2011 and June 30, 2012 were as follows:

	As of December 31, 2011			As of June 30, 2012
	Gross		Net	Gross		Net
	Carrying Value	Accumulated Amortization	Carrying Value	Carrying Value	Accumulated Amortization	Carrying Value
	(in thousands)
Customer relationships	$133,300	$(23,901)	$109,399	$133,300	$(35,392)	$97,908
Developed technology	11,600	(2,568)	9,032	11,600	(3,928)	7,672
Trade name	3,700	(1,316)	2,384	3,700	(1,932)	1,768
Other	450	(150)	300	450	(240)	210
	$149,050	$(27,935)	$121,115	$149,050	$(41,492)	$107,558

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

As of June 30, 2012, the weighted average amortization periods were 5.8 years for customer relationships, 5.3 years for developed technology, 3.0 years for the trade name and 2.5 years for other identifiable intangible assets. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such assets, and the developed technology and trade name are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

Amortization expense for definite-lived intangible assets was $6.7 million and $6.8 million during the three months ended June 30, 2011 and 2012, respectively, and $12.8 million and $13.6 million during the six months ended June 30, 2011 and 2012, respectively. Amortization of definite-lived intangible assets is included in depreciation and amortization in the Condensed

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Consolidated Statements of Comprehensive Loss.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $13.4 million during the remaining six months ending December 31, 2012 and $25.9 million, $24.6 million, $24.3 million, $18.9 million and $0.4 million during the years ending December 31, 2013, 2014, 2015 and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

5.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of December 31, 2011 and June 30, 2012:

	December 31, 2011	June 30, 2012
	(in thousands)
Senior secured notes due April 1, 2016	$324,800	$324,800
Unamortized premium on senior secured notes due April 1, 2016	22,056	19,780
Capital lease obligations	927	711
Carrying value of debt and capital lease obligations	347,783	345,291
Less current portion of long-term debt and capital lease obligations	(419)	(302)
Long-term debt and capital lease obligations	$347,364	$344,989

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

Under the indenture for the Notes, following the consummation of the Acquisition, ITC^DeltaCom was required to offer to repurchase any or all of the Notes at 101% of their principal amount.  The tender window was open from December 20, 2010 through January 18, 2011. As a result, approximately $0.2 million outstanding principal amount of the Notes was repurchased in January 2011 and approximately $324.8 million outstanding principal amount of the Notes remains outstanding.

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

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

Covenants. The indenture governing the Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of December 31, 2011 and June 30, 2012, the Company was in compliance with all of its covenants.

Fair value.  As of December 31, 2011 and June 30, 2012, the fair value of the ITC^DeltaCom Notes was approximately $320.6 million and $341.0 million, respectively, based on quoted market prices in active markets.

Capital Leases

The Company leases certain equipment that is accounted for as capital leases. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Loss.

6. Income Taxes

The major components of the income tax provision during the three and six months ended June 30, 2011 and 2012 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(in thousands)
Current benefit (provision)	$254	$124	$(33)	$—

Deferred benefit	(10,059)	(4,431)	(4,743)	(4,818)
Change in valuation allowance	10,059	4,431	4,743	4,818
Deferred benefit	—	—	—	—

Total	$254	$124	$(33)	$—

The Company’s income tax provision is prepared on a stand-alone basis, including the determination of the need for a

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

For the six months ended June 30, 2012, the Company generated taxable losses for both federal and state income tax purposes which results in an income tax provision of zero and represents an effective rate of 0.0%. Because the Company reports a full valuation allowance in the separate financial statements of ITC^DeltaCom, the tax benefit of the taxable loss is not recorded resulting in a zero tax provision for the period.

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

As part of the Acquisition, $17.6 million of uncertain tax positions, including $0.1 million of accrued interest and penalties, were identified. Of this amount, $15.9 million would reduce prior net operating losses if assessed. Of the $1.7 million reflected on the balance sheet, $1.3 million would result in tax payments and $0.4 million would be offset by net operating losses. There were no changes to the amount of unrecognized tax benefits during the six months ended June 30, 2012.

Of the total uncertain tax positions, none is expected to reverse within the next twelve months. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011 and June 30, 2012, the Company had $0.2 million of interest accrued.

7.  Related Party Transactions

ITC^DeltaCom has a services agreement with EarthLink pursuant to which EarthLink and its subsidiaries provide ITC^DeltaCom certain support services in exchange for management fees. In addition, ITC^DeltaCom provides EarthLink and its subsidiaries certain support services in exchange for management fees. The management fees were determined based on the costs to provide such services.  Net operating expenses for services received from and provided to EarthLink were $0.1 million and $0.3 million during the three months ended June 30, 2011 and 2012, respectively, and $0.6 million and $0.7 million during the six months ended June 30, 2011 and 2012, respectively.

As of December 31, 2011, the Company had accounts receivable from EarthLink and its subsidiaries of approximately $0.9 million. As of June 30, 2012, the Company had accounts payable to EarthLink and its subsidiaries of approximately $6.6 million.

8. Commitments and Contingencies

Legal and Other Proceedings

The Company is party to various legal proceedings, regulatory audits and other disputes arising from normal business activities. During the second quarter of 2012, the Company recorded an $8.3 million charge as cost of revenue to increase its reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous Universal Service Fund assessments and payments because the amount became probable and estimable during the period. The ultimate result of any current or future disputes, litigation or other legal proceedings, audits or disputes is inherently unpredictable, and could result in liabilities that are higher than currently predicted. However, the Company's management believes that there are no disputes, litigation or other legal proceedings, audits or disputes asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company's condensed consolidated financial statements.

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Regulation

The Company's services are subject to varying degrees of federal, state and local regulation. These regulations are subject to ongoing proceedings at federal and state administrative agencies or within state and federal judicial systems. Results of these proceedings could change, in varying degrees, the manner in which the Company operates. The Company cannot predict the outcome of these proceedings or their effect on the Company's industry generally or upon the Company specifically.

Other

The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable.

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

Trends in our Business

We operate in the communications industry. The communications industry is highly competitive, and we expect this competition to intensify. These markets are rapidly changing due to industry consolidation, an evolving regulatory environment and the emergence of new technologies.  Merger and acquisition transactions have created more significant competitors for us and have reduced the number of vendors from which we may purchase network elements we leverage to operate our business. Certain of our revenues, specifically traditional voice services, have been declining due to competitive pressures in the industry, and we expect this trend to continue. In addition, we expect revenues to be adversely impacted as a result of new rules recently adopted by the FCC regarding intercarrier compensation. The new rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates.

Our customers are particularly exposed to a weak economy. We believe that the financial and economic pressures faced by our customers in this environment of diminished consumer spending, corporate downsizing and tightened credit have had, and may continue to have, an adverse effect on our results of operations, including longer sales cycles and increased customer demands for price reductions in connection with contract renewals.

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

Results of Operations

The following table sets forth statement of operations data for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(in thousands)
Revenues:
Retail services	$92,565	$88,574	$181,237	$178,189
Wholesale services	17,580	19,270	35,148	38,285
Other services	3,634	3,744	7,210	7,069
Total revenues	113,779	111,588	223,595	223,543
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	55,546	63,275	109,924	117,815
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	37,302	33,882	73,006	67,497
Depreciation and amortization	18,230	17,768	34,896	35,097
Acquisition and integration-related costs	1,057	514	1,882	788
Total operating costs and expenses	112,135	115,439	219,708	221,197
Income (loss) from operations	1,644	(3,851)	3,887	2,346
Interest expense and other, net	(8,137)	(7,623)	(15,691)	(15,138)
Loss before income taxes	(6,493)	(11,474)	(11,804)	(12,792)
Income tax benefit (provision)	254	124	(33)	—
Net loss	$(6,239)	$(11,350)	$(11,837)	$(12,792)

The following table sets forth certain operating data as of June 30, 2011 and 2012:

	June 30, 2011	June 30, 2012
Colocations (1)	296	299
Voice and data switches	20	21
Employees (2)	1,292	1,173
Retail business voice lines in service (3)
UNE-T and other UNE lines (4)	373,768	371,186
Resale and UNE-P lines (5)	44,124	42,431
Total retail voice lines in service	417,892	413,617
Wholesale lines in service (6)	6,417	5,106
Total business lines in service (7)	424,309	418,723
 _________________

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
(7)         Reported net of lines disconnected or canceled.

Revenues

The following table presents revenues by groups of similar services for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2011	June 30, 2012	Dollars	Percent	June 30, 2011	June 30, 2012	Dollars	Percent
	(dollars in thousands)
Retail services	$92,565	$88,574	$(3,991)	(4)%	$181,237	$178,189	$(3,048)	(2)%
Wholesale services	17,580	19,270	1,690	10%	35,148	38,285	3,137	9%
Other services	3,634	3,744	110	3%	7,210	7,069	(141)	(2)%
Total revenues	$113,779	$111,588	$(2,191)	(2)%	$223,595	$223,543	$(52)	—%

Retail services. The decreases in revenues from our retail services during the three and six months ended June 30, 2012 compared to the prior year periods were primarily attributable to a decrease in local and long-distance voice service revenues due to competition in the industry. Retail voice revenues and voice lines in service have been decreasing due to competition in the industry and customers migrating to more advanced services. We expect this trend to continue. Also contributing to the decrease was a decrease in carrier access billing revenues due to new rules adopted by the FCC in November 2011 regarding intercarrier compensation. The new rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. The decrease in revenues from our retail services during the six months ended June 30, 2012 compared to the prior year period was partially offset by the inclusion of STS Telecom revenues for a full period in 2012 compared to a partial period in 2011. The results of operations of STS Telecom have been included since the acquisition date on March 2, 2011.

Wholesale services. The increases in revenues from our wholesale services during the three and six months ended June 30, 2012 compared to the prior year periods were primarily attributable to increases in broadband capacity revenues and voice revenues. Partially offsetting the increases was a decrease in local interconnection revenues resulting from a decrease in local interconnection lines.

Other services.  The change in revenues from other services during the three and six months ended June 30, 2012 compared to the prior year periods resulted from a change in volumes of telephone systems sold.

Cost of revenues

The following table presents cost of revenues for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2011	June 30, 2012	Dollars	Percent	June 30, 2011	June 30, 2012	Dollars	Percent
	(dollars in thousands)
Cost of revenues	$55,546	$63,275	$7,729	14%	$109,924	$117,815	$7,891	7%

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

The increases in cost of revenues during the three and six months ended June 30, 2012 compared to the prior year periods were primarily due an $8.3 million charge recorded in the second quarter of 2012 to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous Universal Service Fund assessments and payments. Also contributing to the increase during the six month period was the inclusion of STS Telecom cost of revenues for a full period in 2012 compared to a partial period in 2011. Partially offsetting these increases was a decline in local voice services and interconnection services.

Selling, general and administrative expense

The following table presents our selling, general and administrative expenses for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2011	June 30, 2012	Dollars	Percent	June 30, 2011	June 30, 2012	Dollars	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$37,302	$33,882	$(3,420)	(9)%	$73,006	$67,497	$(5,509)	(8)%

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

The decreases in selling, general and administrative expense during the three and six months ended June 30, 2012 compared to the prior year periods were primarily attributable to decreases in personnel-related costs, stock-based compensation, facilities costs, professional fees, outsourced labor and other corporate overhead expenses. These decreases were primarily driven by a reduction in headcount over the past year. Partially offsetting these decreases for the six month period was the inclusion of STS Telecom’s selling, general and administrative expenses for a full period in 2012 compared to a partial period in 2011.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2011	June 30, 2012	Dollars	Percent	June 30, 2011	June 30, 2012	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$11,476	$10,990	$(486)	(4)%	$22,068	$21,540	$(528)	(2)%
Amortization expense	6,754	6,778	24	—%	12,828	13,557	729	6%
Total	$18,230	$17,768	$(462)	(3)%	$34,896	$35,097	$201	1%

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

The decreases in depreciation expense during the three and six months ended June 30, 2012 compared to the prior year periods were primarily attributable to property and equipment becoming fully depreciated over the past year. The increase in amortization expense during the six months ended June 30, 2012 compared to the prior year period was due to an increase in amortization expense associated with the identifiable intangible asset established in connection with our acquisition of STS Telecom resulting from including a full period of expense in 2012 compared to a partial period in 2011.

Acquisition and integration-related costs

Acquisition and integration-related costs consist of costs related to acquisitions. Such costs include: 1) severance and retention costs; 2) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in acquisition and integration-related costs in the Condensed Consolidated Statement of Comprehensive Loss. Acquisition and integration-related costs consisted of the following during the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(in thousands)
Severance and retention costs	$569	$278	$1,218	$541
Integration-related costs	488	236	488	247
Transaction-related costs	—	—	176	—
Total acquisition and integration-related costs	$1,057	$514	$1,882	$788

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Change		Six Months Ended		Change
	June 30, 2011	June 30, 2012	Dollars	Percent	June 30, 2011	June 30, 2012	Dollars	Percent
	(dollars in thousands)
Interest expense and other, net	$(8,137)	$(7,623)	$514	(6)%	$(15,691)	$(15,138)	$553	(4)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”) and capital leases; amortization of debt premium; interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

The decreases in interest expense and other, net, during the three and six months ended June 30, 2012 compared to the prior year periods were primarily attributable to a decrease in loss on sale and disposal of fixed assets and an increase in amortization of the debt premium on our debt recorded in the Acquisition. As a result of EarthLink’s acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes using the effective interest method.

Income Tax Provision

During the six months ended June 30, 2012, we generated taxable losses for both federal and state income tax purposes which resulted in an income tax provision of zero. We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against deferred tax assets, as we are unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.
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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the six months ended June 30, 2011 and 2012:

	Six Months Ended		Change
	June 30, 2011	June 30, 2012	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$17,424	$26,763	$9,339	54%
Net cash used in investing activities	(43,935)	(19,490)	24,445	(56)%
Net cash provided by (used in) financing activities	26,641	(216)	(26,857)	(101)%
Net increase in cash and cash equivalents	$130	$7,057	$6,927	*
 ______
* denotes percentage is not meaningful

Operating activities

Net cash provided by operating activities increased during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a reduction in operating expenses as our total headcount has decreased, a decrease in cash used for severance and other acquisition-related expenses and incremental cash generated by the operating activities of STS Telecom.

Investing activities

Cash used in investing activities decreased during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to $22.8 million of cash paid to acquire STS Telecom during the six months ended June 30, 2011. No cash was used for acquisitions during the six months ended June 30, 2012. Partially offsetting the decrease was an increase in capital expenditures.

Financing activities

Cash provided by (used in) financing activities decreased during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily due to a $30.0 million investment by EarthLink during the six months ended June 30, 2011 to fund the STS Telecom acquisition. No investments were made by EarthLink during the six months ended June 30, 2012. Partially offsetting this change was a decrease in repayment of debt and capital lease obligations. During the six months ended June 30, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition and repurchased approximately $0.2 million outstanding principal amount of the Notes.

Future Uses of Cash

Our primary future cash requirements will be for outstanding indebtedness, capital expenditures and general business working capital requirements.

Debt and interest. We expect to use cash related to our outstanding indebtedness, including payments for interest. We also may use cash to redeem our Notes in accordance with the terms of the related indenture or to purchase them in the open market.

Capital expenditures. We believe that to remain competitive with much larger communications companies, we will require significant additional capital expenditures to enhance and operate our fiber network. We plan to make capital expenditures relating to acquiring new customers and to maintain and upgrade our network and technology infrastructure. The actual amount of capital expenditures may fluctuate due to a number of factors which are difficult to predict and could change significantly over time. Additionally, technological advances may require us to make capital expenditures to develop or acquire new equipment or technology in order to replace aging or obsolete equipment.

Other. We also expect to use cash for required payment of wages and salaries to employees, purchase of network capacity and access under contracts, and payment of fees for other goods and services, including maintenance and commission payments.

Our cash requirements depend on numerous factors, including the costs required to maintain our network infrastructure, the outcome of various telecommunications-related disputes and proceedings, the pricing of our services, and the level of resources used for our sales and marketing activities, among others.

Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the six months ended June 30, 2011 and 2012, we generated $17.4 million and $26.8 million in cash from operations, respectively.  As of June 30, 2012, we had $42.0 million in cash and cash equivalents.

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

Debt Covenants

Under the indenture governing our Notes, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under the indenture governing our Notes as of June 30, 2012.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Party Transactions

We have a services agreement with EarthLink pursuant to which EarthLink and its subsidiaries provide us certain support services in exchange for management fees. In addition, we provide EarthLink and its subsidiaries certain support services in exchange for management fees. The management fees are determined based on the costs to provide such services.  Net operating expenses for services received from and provided to EarthLink were $0.1 million and $0.3 million during the three months ended June 30, 2011 and 2012, respectively, and $0.6 million and $0.7 million during the six months ended June 30, 2011 and 2012, respectively.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (2) that unfavorable general economic conditions could harm our business; (3) that we face significant competition in the communications industry that could reduce our profitability; (4) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (5) that if we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (6) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (7) that we may experience reductions in switched access and reciprocal compensation revenue; (8) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (9) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our revenue and results of operations; (10) that we may be unable to hire and retain sufficient qualified personnel, including sales personnel, and that the loss of any of our key executive officers could adversely affect us; (11) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (12) that security breaches could damage our reputation and harm our operating results; (13) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (14) that our business depends on effective business support systems and processes; (15) that government regulations could adversely affect our business or force us to change our business practices and that we are subject to regulatory audits; (16) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (17) that we may not be able to protect our intellectual property; (18) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (19) that if we are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (20) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (21) that we may have exposure to greater than anticipated tax liabilities; (22) that we are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink’s performance; (23) that as a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties; (24) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (25) that we may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1.    Legal Proceedings.

We are party to various legal and regulatory proceedings arising from normal business activities. The result of any current or future disputes, litigation or other legal or regulatory proceedings is inherently unpredictable. Our management, however, believes that there are no disputes, litigation or other legal proceedings asserted or pending against us that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in our consolidated financial statements.

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

ITC^DELTACOM, INC.

Date:	August 3, 2012	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman and Chief Executive
Officer (principal executive officer)

Date:	August 3, 2012	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)