Form 10-Q
period 2012-09-30
ITC DELTACOM INC
filed 2012-10-31
CIK 1041954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
As of October 29, 2012, 250 shares of common stock, $0.01 par value per share, were outstanding (all shares are issued to EarthLink, Inc.).
ITC^DELTACOM, INC. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS (H)(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH THE REDUCED DISCLOSURE FORMAT.

ITC^DELTACOM, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2012

Part I.

Item 1. Financial Statements

ITC^DELTACOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31, 2011	September 30, 2012
		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,930	$60,654
Restricted cash	1,781	1,013
Accounts receivable, net of allowance of $2,519 and $2,801 as of December 31, 2011 and September 30, 2012, respectively	43,851	46,012
Prepaid expenses	6,143	6,560
Receivable due from parent	913	—
Other current assets	5,034	6,025
Total current assets	92,652	120,264
Property and equipment, net	213,438	200,488
Goodwill	194,761	194,690
Other intangible assets, net	121,115	100,780
Other long-term assets	82	705
Total assets	$622,048	$616,927
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,731	$8,140
Accrued payroll and related expenses	9,362	9,121
Other accrued liabilities	35,324	56,465
Deferred revenue	25,410	18,265
Payable due to parent	—	575
Current portion of long term debt and capital lease obligations	419	297
Total current liabilities	75,246	92,863
Long-term debt and capital lease obligations	347,364	343,760
Other long-term liabilities	8,143	7,600
Total liabilities	430,753	444,223

Stockholders’ equity:
Common stock, 0.01 par value, 1,000 shares authorized, 250 shares issued and outstanding as of December 31, 2011 and September 30, 2012, respectively	—	—
Additional paid-in capital	218,663	220,515
Accumulated deficit	(27,368)	(47,811)
Total stockholders’ equity	191,295	172,704
Total liabilities and stockholders’ equity	$622,048	$616,927

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues:
Retail services	$92,260	$86,314	$273,497	$264,012
Wholesale services	17,952	18,767	53,100	57,544
Other services	3,151	4,039	10,361	11,107
Total revenues	113,363	109,120	336,958	332,663
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	54,020	55,737	163,944	173,552
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	32,739	34,421	105,745	101,918
Depreciation and amortization	18,286	17,872	53,182	52,969
Acquisition and integration-related costs	1,664	1,170	3,546	1,958
Total operating costs and expenses	106,709	109,200	326,417	330,397
Income (loss) from operations	6,654	(80)	10,541	2,266
Interest expense and other, net	(7,687)	(7,571)	(23,378)	(22,709)
Loss before income taxes	(1,033)	(7,651)	(12,837)	(20,443)
Income tax provision	(261)	—	(294)	—
Net loss	$(1,294)	$(7,651)	$(13,131)	$(20,443)

Comprehensive loss	$(1,294)	$(7,651)	$(13,131)	$(20,443)

The accompanying notes are an integral part of these financial statements.

ITC^DELTACOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2012
Cash flows from operating activities:
Net loss	$(13,131)	$(20,443)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,182	52,969
Stock-based compensation	3,122	1,830
Provision for doubtful accounts	2,198	1,719
Amortization of debt premium	(3,109)	(3,435)
Loss on sale and disposal of fixed assets	710	361
Other operating activities	(623)	(627)
Increase in accounts receivable	(4,061)	(3,880)
Increase in prepaid expenses and other assets	(13,398)	(1,956)
Increase in accounts payable and accrued and other liabilities	7,582	25,603
Increase in deferred revenue	4,857	886
Net cash provided by operating activities	37,329	53,027

Cash flows from investing activities:
Purchase of business, net of cash acquired	(22,859)	—
Purchases of property and equipment	(35,062)	(27,780)
Change in restricted cash	489	768
Other investing activities	248	—
Net cash used in investing activities	(57,184)	(27,012)

Cash flows from financing activities:
Proceeds from issuance of stock	30,000	—
Repayment of long-term debt and capital lease obligations	(3,564)	(360)
Other financing activities	50	69
Net cash provided by (used in) financing activities	26,486	(291)

Net increase in cash and cash equivalents	6,631	25,724
Cash and cash equivalents, beginning of period	43,585	34,930
Cash and cash equivalents, end of period	$50,216	$60,654

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of ITC^DeltaCom for the three and nine months ended September 30, 2011 and 2012 and the related footnote information are unaudited and have been prepared on a basis consistent with the Company’s audited consolidated financial statements as of December 31, 2011 contained in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “Annual Report”).

These financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in the Company’s Annual Report.  In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring adjustments), which management considers necessary to present fairly the Company’s financial position, results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results anticipated for the entire year ending December 31, 2012.

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

Segment Disclosure

The Company operates in one segment.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation. Specifically, the Company reclassified certain amounts within current liabilities and between current and other long-term liabilities as of December 31, 2011 to conform with current year presentation.

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

3.  Acquisitions

Saturn Telecommunication Services, Inc.

On March 2, 2011 the Company acquired Saturn Telecommunication Services Inc. and affiliates (“STS Telecom”), a privately-held provider of IP communication and information technology services to small and medium-sized businesses primarily in Florida. STS Telecom operates a sophisticated voice-over-Internet-protocol (“VoIP”) platform. The primary reason for the acquisition was for the Company to leverage STS Telecom’s expertise in managed hosted VoIP as part of the Company’s VoIP offerings.

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

Acquisition and Integration-Related Costs

Acquisition and integration-related costs consist of costs related to acquisitions. Such costs include: 1) severance and retention costs; 2) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss. Acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012
	(in thousands)
Severance and retention costs	$1,530	$363	$2,748	$904
Integration-related costs	134	487	622	734
Transaction-related costs	—	320	176	320
Total acquisition and integration-related costs	$1,664	$1,170	$3,546	$1,958

4.  Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill during the nine months ended September 30, 2012 were as follows (in thousands):

Balance as of December 31, 2011
Goodwill	$194,761
Accumulated impairment loss	—
194,761
Goodwill adjustments	(71)
Balance as of September 30, 2012
Goodwill	194,690
Accumulated impairment loss	—
$194,690

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Goodwill adjustments during the nine months ended September 30, 2012 resulted from adjustments in the fair value of assets and liabilities assumed in the acquisition of STS Telecom that were not deemed material to retrospectively adjust provisional amounts recorded at the acquisition date, which related to income and non-income based taxes.

Other Intangible Assets

The gross carrying value and accumulated amortization by major intangible asset category as of December 31, 2011 and September 30, 2012 were as follows:

	As of December 31, 2011			As of September 30, 2012
	Gross		Net	Gross		Net
	Carrying Value	Accumulated Amortization	Carrying Value	Carrying Value	Accumulated Amortization	Carrying Value
	(in thousands)
Customer relationships	$133,300	$(23,901)	$109,399	$133,300	$(41,136)	$92,164
Developed technology	11,600	(2,568)	9,032	11,600	(4,608)	6,992
Trade name	3,700	(1,316)	2,384	3,700	(2,241)	1,459
Other	450	(150)	300	450	(285)	165
	$149,050	$(27,935)	$121,115	$149,050	$(48,270)	$100,780

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

As of September 30, 2012, the weighted average amortization periods were 5.8 years for customer relationships, 5.3 years for developed technology, 3.0 years for the trade name and 2.5 years for other identifiable intangible assets. The customer relationships are being amortized using the straight-line method because this matches the estimated cash flow generated by such assets, and the developed technology and trade name are being amortized using the straight-line method because a pattern to which the expected benefits will be consumed or otherwise used up could not be reliably determined.

Amortization expense for definite-lived intangible assets was $6.8 million and $6.8 million during the three months ended September 30, 2011 and 2012, respectively, and $19.6 million and $20.3 million during the nine months ended September 30, 2011 and 2012, respectively. Amortization of definite-lived intangible assets is included in depreciation and amortization in the Condensed Consolidated Statements of Comprehensive Loss.

Based on the current amount of definite-lived intangible assets, the Company expects to record amortization expense of approximately $6.6 million during the remaining three months ending December 31, 2012 and $25.9 million, $24.6 million, $24.3 million, $18.9 million and $0.4 million during the years ending December 31, 2013, 2014, 2015 and 2016 and thereafter, respectively. Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of asset acquisitions, changes in estimated useful lives and other relevant factors.

5.  Other Accrued Liabilities

Other accrued liabilities consisted of the following as of December 31, 2011 and September 30, 2012:

	December 31, 2011	September 30, 2012
	(in thousands)
Accrued taxes and regulatory	$8,124	$17,433
Accrued interest	8,626	17,174
Accrued network costs	3,419	6,612
Amounts due to customers	3,591	3,157
Other	11,564	12,089
Total other accrued liabilities	$35,324	$56,465

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

6.  Long-Term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consisted of the following as of December 31, 2011 and September 30, 2012:

	December 31, 2011	September 30, 2012
	(in thousands)
Senior secured notes due April 1, 2016	$324,800	$324,800
Unamortized premium on senior secured notes due April 1, 2016	22,056	18,622
Capital lease obligations	927	635
Carrying value of debt and capital lease obligations	347,783	344,057
Less current portion of long-term debt and capital lease obligations	(419)	(297)
Long-term debt and capital lease obligations	$347,364	$343,760

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

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

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

Covenants. The indenture governing the Notes contains covenants that, among other things, limit ITC^DeltaCom’s ability, and the ability of ITC^DeltaCom’s restricted subsidiaries, to incur additional indebtedness, create liens, pay dividends on, redeem or repurchase ITC^DeltaCom’s capital stock, make investments or repay subordinated indebtedness, engage in sale-leaseback transactions, enter into transactions with affiliates, sell assets, create restrictions on dividends and other payments to ITC^DeltaCom from its subsidiaries, issue or sell stock of subsidiaries, and engage in mergers and consolidations. All of the covenants are subject to a number of important qualifications and exceptions under the indenture. As of September 30, 2012, the Company was in compliance with all of its covenants.

Fair value.  As of December 31, 2011 and September 30, 2012, the fair value of the ITC^DeltaCom Notes was approximately $320.6 million and $351.6 million, respectively, based on quoted market prices in active markets.

Capital Leases

The Company leases certain equipment that is accounted for as capital leases. Depreciation expense related to assets under capital leases is included in depreciation and amortization expense in the Condensed Consolidated Statements of Comprehensive Loss.

7. Income Taxes

The major components of the income tax provision during the three and nine months ended September 30, 2011 and 2012 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Current provision	$(261)	$—	$(294)	$—

Deferred benefit	(384)	(2,421)	(5,094)	(7,238)
Change in valuation allowance	384	2,421	5,094	7,238
Deferred benefit	—	—	—	—

Total	$(261)	$—	$(294)	$—

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

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

For the nine months ended September 30, 2012, the Company generated taxable losses for both federal and state income tax purposes which results in an income tax provision of zero and represents an effective rate of 0.0%. Because the Company reports a full valuation allowance in the separate financial statements of ITC^DeltaCom, the tax benefit of the taxable loss is not recorded resulting in a zero tax provision for the period.

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

As part of the Acquisition, $17.6 million of uncertain tax positions, including $0.1 million of accrued interest and penalties, were identified. Of this amount, $15.9 million would reduce prior net operating losses if assessed. Of the $1.7 million reflected on the balance sheet, $1.3 million would result in tax payments and $0.4 million would be offset by net operating losses. There were no changes to the amount of unrecognized tax benefits during the nine months ended September 30, 2012.

Of the total uncertain tax positions, none is expected to reverse within the next twelve months. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011 and September 30, 2012, the Company had $0.2 million of interest accrued.

8.  Related Party Transactions

ITC^DeltaCom has a services agreement with EarthLink pursuant to which EarthLink and its subsidiaries provide ITC^DeltaCom certain support services in exchange for management fees. In addition, ITC^DeltaCom provides EarthLink and its subsidiaries certain support services in exchange for management fees. The management fees were determined based on the costs to provide such services.  Net operating expenses for services received from and provided to EarthLink were $0.3 million and $0.4 million during the three months ended September 30, 2011 and 2012, respectively, and $1.1 million and $1.1 million during the nine months ended September 30, 2011 and 2012, respectively.

As of December 31, 2011, the Company had accounts receivable from EarthLink and its subsidiaries of approximately $0.9 million. As of September 30, 2012, the Company had accounts payable to EarthLink and its subsidiaries of approximately $0.6 million.

9. Commitments and Contingencies

Legal proceedings and other disputes
     General. The Company is party to various legal proceedings and other disputes arising in the normal course of business, including, but not limited to, regulatory audits, trademark and patent infringement, billing disputes, rights of access, tax, consumer protection, employment and tort. The Company accrues for such matters when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Where it is probable that a liability has been incurred and there is a range of expected loss for which no amount in the range is more likely than any other amount, the Company accrues at the low end of the range. The Company reviews its accruals each reporting period.
The Company's management believes that there are no disputes, litigation or other legal proceedings, audits or disputes asserted or pending against the Company that could have, individually or in the aggregate, a material adverse effect on its financial position, results of operations or cash flows, and believes that adequate provision for any probable and estimable losses has been made in the Company's condensed consolidated financial statements. However, the ultimate result of any current or future litigation or other legal proceedings, audits or disputes is inherently unpredictable and could result in liabilities that are higher than currently predicted.

ITC^DELTACOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
UNAUDITED - (Continued)

Regulatory audits. During the second quarter of 2012, the Company recorded an $8.3 million charge as cost of revenue to increase its reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on Universal Service Fund assessments and payments, because the amount became probable and estimable during the period.
Patents. From time to time, the Company receives notices of infringement of patent rights from parties claiming to own patents related to certain of the Company's services and products. Certain of these claims are made by patent holding companies that are not operating companies. The alleging parties generally seek royalty payments for prior use as well as future royalty streams. Most of these matters are in preliminary stages. The Company intends to vigorously defend its position with respect to all of these matters and payment amounts, if any, are not estimable at this time.
Billing disputes. The Company is periodically involved in disputes related to its billings to other carriers for access to its network. The Company does not recognize revenue related to such matters until the period that it is reasonably assured of the collection of these claims. In the event that a claim is made related to revenues previously recognized, the Company assesses the validity of the claim and adjusts the amount of revenue being recognized to the extent that the claim adjustment is considered probable and estimable.
     The Company periodically disputes network access charges that it is assessed by other companies with which the Company interconnects. The Company maintains adequate reserves for anticipated exposure associated with these billing disputes. The reserves are subject to changes in estimates and management judgment as new information becomes available. In view of the length of time historically required to resolve these disputes, they may be resolved or require adjustment in future periods and relate to costs invoiced, accrued or paid in prior periods.
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
10. Subsequent Event
In October 2012, the Company announced plans to exercise its right to call for the redemption of 10% of the aggregate principal amount of its outstanding ITC^DeltaCom Notes. The Company intends to redeem $32.5 million aggregate principal amount of the ITC^DeltaCom Notes on December 6, 2012. The redemption price shall be equal to 103% of the principal amount thereof, plus accrued and unpaid interest. Upon completion of the redemption, $292.3 million aggregate principal amount of the ITC^DeltaCom Notes will remain outstanding.

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

Overview

ITC^DeltaCom, Inc., together with its consolidated subsidiaries, provides integrated communications services in the southeastern United States. We operate one reportable segment. We provide a broad range of data and voice communications services to business customers, including high-speed or broadband data communications, local exchange, long-distance, mobile data and voice and equipment services. We also sell transmission capacity to other communications providers on a wholesale basis. We offer these services primarily over our regional fiber optic network.

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

Results of Operations

The following table sets forth statement of operations data for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
	(in thousands)
Revenues:
Retail services	$92,260	$86,314	$273,497	$264,012
Wholesale services	17,952	18,767	53,100	57,544
Other services	3,151	4,039	10,361	11,107
Total revenues	113,363	109,120	336,958	332,663
Operating costs and expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	54,020	55,737	163,944	173,552
Selling, general and administrative (exclusive of depreciation and amortization shown separately below)	32,739	34,421	105,745	101,918
Depreciation and amortization	18,286	17,872	53,182	52,969
Acquisition and integration-related costs	1,664	1,170	3,546	1,958
Total operating costs and expenses	106,709	109,200	326,417	330,397
Income (loss) from operations	6,654	(80)	10,541	2,266
Interest expense and other, net	(7,687)	(7,571)	(23,378)	(22,709)
Loss before income taxes	(1,033)	(7,651)	(12,837)	(20,443)
Income tax provision	(261)	—	(294)	—
Net loss	$(1,294)	$(7,651)	$(13,131)	$(20,443)

The following table sets forth certain operating data as of September 30, 2011 and 2012:

	September 30, 2011	September 30, 2012
Colocations (1)	298	299
Voice and data switches	20	21
Employees (2)	1,259	1,213
Retail business voice lines in service (3)
UNE-T and other UNE lines (4)	372,443	369,762
Resale and UNE-P lines (5)	43,277	41,603
Total retail voice lines in service	415,720	411,365
Wholesale lines in service (6)	5,612	5,083
Total business lines in service (7)	421,332	416,448
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
(7)         Reported net of lines disconnected or canceled.

Revenues

The following table presents revenues by groups of similar services for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Retail services	$92,260	$86,314	$(5,946)	(6)%	$273,497	$264,012	$(9,485)	(3)%
Wholesale services	17,952	18,767	815	5%	53,100	57,544	4,444	8%
Other services	3,151	4,039	888	28%	10,361	11,107	746	7%
Total revenues	$113,363	$109,120	$(4,243)	(4)%	$336,958	$332,663	$(4,295)	(1)%

Retail services. The decreases in retail services revenues during the three and nine months ended September 30, 2012 compared to the prior year periods were primarily attributable to a decrease in local and long-distance voice service revenues due to competition in the industry. Retail voice revenues and voice lines in service have been decreasing due to competition in the industry and customers migrating to more advanced services. We expect this trend to continue. Also contributing to the decrease was a decrease in carrier access billing revenues due to new rules adopted by the FCC in November 2011 regarding intercarrier compensation. The new rules include the elimination of terminating switched access rates and other per-minute terminating charges between service providers by 2018, through annual reductions in the rates. The decrease in revenues from our retail services during the nine months ended September 30, 2012 compared to the prior year period was partially offset by the inclusion of STS Telecom revenues for a full period in 2012 compared to a partial period in 2011. The results of operations of STS Telecom have been included since the acquisition date on March 2, 2011.

Wholesale services. The increases in wholesale services revenues during the three and nine months ended September 30, 2012 compared to the prior year periods were primarily attributable to increases in broadband capacity revenues and voice revenues.

Partially offsetting the increases was a decrease in local interconnection revenues resulting from a decrease in local interconnection lines.

Other services.  The change in revenues from other services during the three and nine months ended September 30, 2012 compared to the prior year periods resulted from a change in volumes of telephone systems sold.

Cost of revenues

The following table presents cost of revenues for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Cost of revenues	$54,020	$55,737	$1,717	3%	$163,944	$173,552	$9,608	6%

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

The increase in cost of revenues during the three months ended September 30, 2012 compared to the prior year period was primarily due to an increase in reserves for billing disputes with certain vendors. The increase in cost of revenues during the nine month period was primarily due to an $8.3 million charge recorded in the second quarter of 2012 to increase our reserves for regulatory audits, primarily an audit currently being conducted by the Universal Service Administrative Company on previous Universal Service Fund assessments and payments, as well as the inclusion of STS Telecom cost of revenues for a full period in 2012 compared to a partial period in 2011. Partially offsetting these increases was a decline in local voice services and interconnection services.

Selling, general and administrative expense

The following table presents our selling, general and administrative expenses for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Selling, general and administrative expenses	$32,739	$34,421	$1,682	5%	$105,745	$101,918	$(3,827)	(4)%

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

The increase in selling, general and administrative expense during the three months ended September 30, 2012 compared to the prior year period was primarily attributable to a favorable tax settlement recognized during the three months ended September 30, 2011, offset by decreases in personnel-related costs, stock-based compensation, facilities costs, professional fees and certain other corporate overhead expenses. The decrease in selling, general and administrative expense during the nine month period was primarily attributable to decreases in personnel-related costs, stock-based compensation, facilities costs, professional fees, outsourced labor and other corporate overhead expenses. These decreases were primarily driven by a reduction in headcount over the past year. Partially offsetting this was the inclusion of STS Telecom’s selling, general and administrative expenses for a full period in 2012 compared to a partial period in 2011 and the favorable tax settlement recognized during the nine months ended September 30, 2011.

Depreciation and amortization

The following table presents our depreciation and amortization expense for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Depreciation expense	$11,477	$11,094	$(383)	(3)%	$33,544	$32,634	$(910)	(3)%
Amortization expense	6,809	6,778	(31)	—%	19,638	20,335	697	4%
Total	$18,286	$17,872	$(414)	(2)%	$53,182	$52,969	$(213)	—%

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

The decreases in depreciation expense during the three and nine months ended September 30, 2012 compared to the prior year periods were primarily attributable to property and equipment becoming fully depreciated over the past year. The increase in amortization expense during the nine months ended September 30, 2012 compared to the prior year period was due to an increase in amortization expense associated with the identifiable intangible asset established in connection with our acquisition of STS Telecom resulting from including a full period of expense in 2012 compared to a partial period in 2011.

Acquisition and integration-related costs

Acquisition and integration-related costs consist of costs related to acquisitions. Such costs include: 1) severance and retention costs; 2) integration-related costs, such as system conversion, rebranding costs and integration-related consulting and employee costs; and 3) transaction-related costs, which are direct costs incurred to effect a business combination, such as advisory, legal, accounting, valuation and other professional fees. Acquisition and integration-related costs are expensed in the period in which the costs are incurred and the services are received and are included in acquisition and integration-related costs in the Condensed Consolidated Statements of Comprehensive Loss. Acquisition and integration-related costs consisted of the following during the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Severance and retention costs	$1,530	$363	$(1,167)	(76)%	$2,748	$904	$(1,844)	(67)%
Integration-related costs	134	487	353	263%	622	734	112	18%
Transaction-related costs	—	320	320	—%	176	320	144	82%
Total acquisition and integration-related costs	$1,664	$1,170	$(494)	(30)%	$3,546	$1,958	$(1,588)	(45)%

Interest expense and other, net

The following table presents our interest expense and other, net, for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2011	2012	Dollars	Percent	2011	2012	Dollars	Percent
	(dollars in thousands)
Interest expense and other, net	$(7,687)	$(7,571)	$116	(2)%	$(23,378)	$(22,709)	$669	(3)%

Interest expense and other, net, is primarily comprised of interest expense incurred on our outstanding indebtedness, including our 10.5% senior secured notes due 2016 (the “Notes”) and capital leases; amortization of debt premium; interest income earned on our cash and cash equivalents; and other miscellaneous income and expense items.

The decreases in interest expense and other, net, during the three and nine months ended September 30, 2012 compared to the prior year periods were primarily attributable to a decrease in loss on sale and disposal of fixed assets and an increase in amortization of the debt premium on our debt recorded in the Acquisition. As a result of EarthLink’s acquisition of us, the Notes were recorded at acquisition date fair value. The fair value was based on publicly-quoted market prices. The resulting debt premium is being amortized over the remaining life of the Notes using the effective interest method.

Income Tax Provision

During the nine months ended September 30, 2012, we generated taxable losses for both federal and state income tax purposes which resulted in an income tax provision of zero. We utilize the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance has been recorded against deferred tax assets, as we are unable to conclude under relevant accounting standards that it is more likely than not that deferred tax assets will be realizable.
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

Liquidity and Capital Resources

The following table sets forth summarized cash flow data for the nine months ended September 30, 2011 and 2012:

	Nine Months Ended		Change
	September 30, 2011	September 30, 2012	Dollars	Percent
	(dollars in thousands)
Net cash provided by operating activities	$37,329	$53,027	$15,698	42%
Net cash used in investing activities	(57,184)	(27,012)	30,172	(53)%
Net cash provided by (used in) financing activities	26,486	(291)	(26,777)	(101)%
Net increase in cash and cash equivalents	$6,631	$25,724	$19,093	288%

Operating activities

Net cash provided by operating activities increased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to an increase in accounts payable and accrued liabilities, primarily related to timing of certain payments to network providers. Also contributing to the increase was a reduction in operating expenses, a decrease in cash used for severance and other acquisition-related expenses and incremental cash generated by the operating activities of STS Telecom.

Investing activities

Cash used in investing activities decreased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to $22.9 million of cash paid to acquire STS Telecom during the nine months ended September 30, 2011. No cash was used for acquisitions during the nine months ended September 30, 2012. Also contributing to the decrease was a $7.3 million decrease in capital expenditures.

Financing activities

Cash provided by (used in) financing activities decreased during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 primarily due to a $30.0 million investment by EarthLink during the nine months ended September 30, 2011 to fund the STS Telecom acquisition. No investments were made by EarthLink during the nine months ended September 30, 2012. Partially offsetting this change was a decrease in repayment of debt and capital lease obligations. During the nine months ended September 30, 2011, we repaid $3.0 million of debt assumed in the STS Telecom acquisition and repurchased approximately $0.2 million outstanding principal amount of the Notes. During the nine months ended September 30, 2012, we repaid $0.4 million of capital lease obligations.

Future Uses of Cash

Our primary future cash requirements will be for outstanding indebtedness, capital expenditures and general business working capital requirements.

Debt and interest. We expect to use cash related to our outstanding indebtedness, including payments for interest. In October 2012, we announced plans to redeem 10%, or $32.5 million aggregate principal amount, of our outstanding Notes at a redemption price of 103% pursuant to the terms of the related indenture. We also may use additional cash to redeem our Notes in accordance with the terms of the related indenture, to purchase them in the open market or to refinance with new debt.

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

Sources of Cash

Our principal sources of liquidity are our cash and cash equivalents, as well as the cash flow we generate from our operations. During the nine months ended September 30, 2011 and 2012, we generated $37.3 million and $53.0 million in cash from operations, respectively.  As of September 30, 2012, we had $60.7 million in cash and cash equivalents.

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

Debt Covenants

Under the indenture governing our Notes, acceleration on principal payments would occur upon payment default or violation of debt covenants. We were in compliance with all covenants under the indenture governing our Notes as of September 30, 2012.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Party Transactions

We have a services agreement with EarthLink pursuant to which EarthLink and its subsidiaries provide us certain support services in exchange for management fees. In addition, we provide EarthLink and its subsidiaries certain support services in exchange for management fees. The management fees are determined based on the costs to provide such services.  Net operating expenses for services received from and provided to EarthLink were $0.3 million and $0.4 million during the three months ended September 30, 2011 and 2012, respectively, and $1.1 million and $1.1 million during the nine months ended September 30, 2011 and 2012, respectively.

Safe Harbor Statement

The Management’s Discussion and Analysis and other portions of this Quarterly Report on Form 10-Q include “forward-looking” statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described. Although we believe that the expectations expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct. Our actual results could be materially different from and worse than our expectations. With respect to such forward-looking statements, we seek the protections afforded by the Private Securities Litigation Reform Act of 1995. These risks and uncertainties (1) that if we are unable to adapt to changes in technology and customer demands, we may not remain competitive, and our revenues and operating results could suffer; (2) that unfavorable general economic conditions could harm our business; (3) that we face significant competition in the communications industry that could reduce our profitability; (4) that decisions by the Federal Communications Commission relieving incumbent carriers of certain regulatory requirements, and possible further deregulation in the future, may restrict our ability to provide services and may increase the costs we incur to provide these services; (5) that if we are unable to interconnect with AT&T and other incumbent carriers on acceptable terms, our ability to offer competitively priced local telephone services will be adversely affected; (6) that our operating performance will suffer if we are not offered competitive rates for the access services we need to provide our long distance services; (7) that we may experience reductions in switched access and reciprocal compensation revenue; (8) that failure to obtain and maintain necessary permits and rights-of-way could interfere with our network infrastructure and operations; (9) that we have substantial business relationships with several large telecommunications carriers, and some of our customer agreements may not continue due to financial difficulty, acquisitions, non-renewal or other factors, which could adversely affect our revenue and results of operations; (10) that we obtain a majority of our network equipment and software from a limited numbers of third-party suppliers; (11) that we may be unable to hire and retain sufficient qualified personnel, including sales personnel, and that the loss of any of our key executive officers could adversely affect us; (12) that privacy concerns relating to our business could damage our reputation and deter current and potential users from using our services; (13) that security breaches could damage our reputation and harm our operating results; (14) that interruption or failure of our network and information systems and other technologies could impair our ability to provide our services, which could damage our reputation and harm our operating results; (15) that our business depends on effective business support systems and processes; (16) that government regulations could adversely affect our business or force us to change our business practices and that we are subject to regulatory audits; (17) that our business may suffer if third parties are unable to provide services or terminate their relationships with us; (18) that we may not be able to protect our intellectual property; (19) that we may be accused of infringing upon the intellectual property rights of third parties, which is costly to defend and could limit our ability to use certain technologies in the future; (20) that if we are unable to successfully defend against legal actions, we could face substantial liabilities or suffer harm to our financial and operational prospects; (21) that we may be required to recognize impairment charges on our goodwill and intangible assets, which would adversely affect our results of operations and financial position; (22) that we may have exposure to greater than anticipated tax liabilities; (23) that we are a wholly-owned subsidiary of EarthLink and therefore subject to strategic decisions of EarthLink and affected by EarthLink’s performance; (24) that as a wholly-owned subsidiary of EarthLink, any arrangements or agreements between the two entities may have different terms than would have been negotiated by independent, unrelated parties; (25) that our indebtedness could adversely affect our financial health and limit our ability to react to changes in our industry; (26) that we may require additional capital to support business growth, and this capital may not be available to us on acceptable terms, or at all. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management’s expectations, are not intended to represent a complete list of all risks and uncertainties inherent in our business, and should be read in conjunction with the more detailed cautionary statements and risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITC^DELTACOM, INC.

Date:	October 31, 2012	/s/ ROLLA P. HUFF
Rolla P. Huff, Chairman and Chief Executive
Officer (principal executive officer)

Date:	October 31, 2012	/s/ BRADLEY A. FERGUSON
Bradley A. Ferguson, Chief Financial Officer
(principal financial and accounting officer)